Form 10-Q
period 1994-03-31
AMERICAN ELECTRIC POWER COMPANY INC; APPALACHIAN POWER CO; COLUMBUS SOUTHERN POWER CO /OH/; INDIANA MICHIGAN POWER CO; KENTUCKY POWER CO; OHIO POWER CO; AEP GENERATING CO /OH/
filed 1994-05-16
CIK 4904, 6879, 22198, 50172, 55373, 73986, 857571

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                          FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended March 31, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Transition Period from          to


Commission Registrant; State of Incorporation;    I. R. S. Employer
File Number Address; and Telephone Number        Identification No.
  1-3525   AMERICAN ELECTRIC POWER COMPANY, INC.     13-4922640
           (A New York Corporation)
           1 Riverside Plaza, Columbus, Ohio  43215
           Telephone (614) 223-1000

  0-18135  AEP GENERATING COMPANY                    31-1033833
           (An Ohio Corporation)
           1 Riverside Plaza, Columbus, Ohio  43215
           Telephone (614) 223-1000

  1-3457   APPALACHIAN POWER COMPANY
           (A Virginia Corporation)                  54-0124790
           40 Franklin Road, Roanoke, Virginia  24011
           Telephone (703) 985-2300

  1-2680   COLUMBUS SOUTHERN POWER COMPANY
           (An Ohio Corporation)                     31-4154203
           215 North Front Street, Columbus, Ohio  43215
           Telephone (614) 464-7700

  1-3570   INDIANA MICHIGAN POWER COMPANY
           (An Indiana Corporation)                  35-0410455
           One Summit Square
           P.O. Box 60, Fort Wayne, Indiana  46801
           Telephone (219) 425-2111

  1-6858   KENTUCKY POWER COMPANY
           (A Kentucky Corporation)                   61-0247775
           1701 Central Avenue, Ashland, Kentucky  41101
           Telephone (606) 327-1111

  1-6543   OHIO POWER COMPANY
           (An Ohio Corporation)                     31-4271000
           301 Cleveland Avenue S.W., Canton, Ohio  44702
           Telephone (216) 456-8173

AEP Generating Company, Columbus Southern Power Company and
Kentucky Power Company meet the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrants were required to file and (2) have been subject to such filing requirements for the past 90 days.

                                                Yes   X          No


The number of shares outstanding of American Electric Power
Company, Inc.
Common Stock, par value $6.50, at April 30, 1994 was 184,535,000.

            AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY
COMPANIES

                               FORM 10-Q

                  For The Quarter Ended March 31, 1994

                                 INDEX



Part I.  FINANCIAL INFORMATION

  American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Management's Discussion and Analysis of
             Results of Operations and Financial Condition

           AEP Generating Company:
             Statements of Income and Statements of Retained
               Earnings
             Balance Sheets
             Statements of Cash Flows
             Notes to Financial Statements
             Management's Narrative Analysis of Results of
              Operations

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Management's Discussion and Analysis of Results of
             Operations and Financial Condition

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Consolidated Statements of Retained Earnings
             Notes to Consolidated Financial Statements
             Management's Narrative Analysis of Results of
              Operations
           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Management's Discussion and Analysis of Results of Operations and Financial Condition
           Kentucky Power Company:
             Statements of Income and Statements of Retained
              Earnings
             Balance Sheets
             Statements of Cash Flows
             Notes to Financial Statements
             Management's Narrative Analysis of Results of
              Operations

           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Management's Discussion and Analysis of Results of
             Operations and Financial Condition

            AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY
COMPANIES

                               FORM 10-Q

                  For The Quarter Ended March 31, 1994

                                 INDEX



Part II. OTHER INFORMATION

           Item 1
           Item 5
           Item 6
SIGNATURES

     This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company. Information contain herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENTS OF INCOME
                           (in thousands, except per-share amounts)
                                          (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1994           1993
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $1,488,185     $1,321,450

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . . . . . . . . . .    501,569        412,358
  Other Operation. . . . . . . . . . . . . . . . . . . . .    246,334        231,891
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    143,362        129,364
  Depreciation and Amortization. . . . . . . . . . . . . .    138,831        130,547
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    128,220        121,093
  Federal Income Taxes . . . . . . . . . . . . . . . . . .     72,421         55,229

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  1,230,737      1,080,482

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    257,448        240,968

NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying Charges (net of tax). . .      2,419          9,291
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      4,821          6,669

         TOTAL NONOPERATING INCOME . . . . . . . . . . . .      7,240         15,960

INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS . .    264,688        256,928

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .     98,571        108,781

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES. . .     13,163         15,089

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $  152,954     $  133,058

AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . .    184,535        184,535

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . .      $0.83          $0.72

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . .      $0.60          $0.60

See Notes to Consolidated Financial Statements.
/TABLE

                AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                             March 31,    December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 8,946,513     $ 9,079,130
  Transmission . . . . . . . . . . . . . . . . . . . .       3,179,097       3,169,347
  Distribution . . . . . . . . . . . . . . . . . . . .       3,759,806       3,743,047
  General (including mining assets and nuclear fuel) .       1,456,824       1,406,159
  Construction Work in Progress. . . . . . . . . . . .         353,613         314,489
          Total Electric Utility Plant . . . . . . . .      17,695,853      17,712,172
  Accumulated Depreciation and Amortization. . . . . .       6,560,210       6,612,131

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,135,643      11,100,041




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         728,936         724,373




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          74,893          42,561
  Accounts Receivable (net). . . . . . . . . . . . . .         506,346         463,765
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         210,015         314,441
  Materials and Supplies . . . . . . . . . . . . . . .         210,802         207,373
  Accrued Utility Revenues . . . . . . . . . . . . . .         132,342         169,905
  Prepayments and Other. . . . . . . . . . . . . . . .         139,316          98,958

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,273,714       1,297,003



REGULATORY ASSETS:
  Amounts Due From Customers For
    Future Federal Income Taxes. . . . . . . . . . . .       1,362,645       1,363,802
  Other. . . . . . . . . . . . . . . . . . . . . . . .         960,264         856,182

          TOTAL REGULATORY ASSETS. . . . . . . . . . .       2,322,909       2,219,984

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,461,202     $15,341,401

See Notes to Consolidated Financial Statements.

                AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                             March 31,    December 31,
                                                               1994           1993
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50; Shares Authorized -
    300,000,000; Shares Issued - 193,534,992, of
    which 8,999,992 were held in the treasury. . . . .     $ 1,257,977     $ 1,257,977
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       1,624,612       1,625,068
  Retained Earnings. . . . . . . . . . . . . . . . . .       1,311,401       1,269,283
          Total Common Shareowners' Equity . . . . . .       4,193,990       4,152,328
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .         233,240         268,240
    Subject to Mandatory Redemption. . . . . . . . . .         535,450         500,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .       4,858,765       4,964,060

          TOTAL CAPITALIZATION . . . . . . . . . . . .       9,821,445       9,885,078

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .         613,876         509,317

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .           5,414          31,141
  Short-term Debt. . . . . . . . . . . . . . . . . . .         289,863         278,976
  Accounts Payable . . . . . . . . . . . . . . . . . .         222,085         259,145
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         418,183         409,198
  Interest Accrued . . . . . . . . . . . . . . . . . .         118,576          91,161
  Obligations Under Capital Leases . . . . . . . . . .          78,143          62,215
  Other. . . . . . . . . . . . . . . . . . . . . . . .         397,230         338,988

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       1,529,494       1,470,824

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       2,467,410       2,468,015

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         477,183         487,501

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .         426,375         430,091

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         125,419          90,575

CONTINGENCIES (Note 6)

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,461,202     $15,341,401

See Notes to Consolidated Financial Statements.

                AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                 Three Months Ended
                                                                     March 31,
                                                                 1994         1993
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 152,954     $ 133,058
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    139,892       139,337
    Deferred Federal Income Taxes. . . . . . . . . . . . . .        552       (24,392)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (10,273)       (6,306)
    Amortization of Operating Expenses and Carrying Charges
      (net of deferrals) . . . . . . . . . . . . . . . . . .     (5,602)       (4,184)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (42,581)       (9,785)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    100,997        15,415
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     37,563        49,531
    Prepayments and Other Current Assets . . . . . . . . . .    (40,358)      (42,361)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (37,060)      (60,236)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      8,985        93,169
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     27,415        20,344
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     36,928        36,928
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (18,706)       46,767
        Net Cash Flows From Operating Activities . . . . . .    350,706       387,285

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (110,948)     (104,650)
  Proceeds from Sale of Property and Other . . . . . . . . .     36,728        (1,252)
        Net Cash Flows Used For Investing Activities . . . .    (74,220)     (105,902)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     34,618        29,541
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    292,847       104,317
  Change in Short-term Debt (net). . . . . . . . . . . . . .     10,887       (50,279)
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (35,798)      (40,896)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (435,985)      (44,666)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (110,723)     (110,723)
        Net Cash Flows Used For Financing Activities . . . .   (244,154)     (112,706)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     32,332       168,677
Cash and Cash Equivalents at Beginning of Period . . . . . .     42,561       128,896
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  74,893     $ 297,573

Supplemental Disclosure:
  Cash paid (received) for interest  net of capitalized amounts was $68,174,000 and
  $86,079,000 and for income  taxes was  $24,271,000 and  $(44,221,000) in 1994 and
  1993, respectively.  Noncash acquisitions  under capital leases  were $73,848,000 and $8,244,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

                AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)
                                                                    Three Months Ended
                                                                         March 31,
                                                                     1994        1993
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $1,269,283  $1,358,800

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .       152,954     133,058

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . . . . . . . . . . . .       110,723     110,723
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           113          39

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $1,311,401  $1,381,096



See Notes to Consolidated Financial Statements.
/TABLE

          AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)

1.   GENERAL

           The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.   RECOVERY OF FUEL COSTS

           The municipal wholesale customers of Ohio Power Company (OPCo) filed a complaint in November 1992 with the Securities and Exchange Commission
     (SEC) requesting an investigation of the July 1992 Martinka mining operations sale and an investigation into the pricing of affiliated coal purchases back to 1986. If actions of the SEC result in OPCo being unable to recover a significant portion of the cost of affiliated coal, it would have a material adverse impact on results of operations and financial condition.

3.   FINANCING AND RELATED ACTIVITIES

           Significant financing transactions by subsidiaries during the quarter ended March 31, 1994 included the following:

                                                            Face Amount
                                                          (in thousands)
    Issuances:   First Mortgage Bonds
                   6.55% Series due 2004. . . . . . . . . .   $ 50,000
                   6.55% Series due 2004. . . . . . . . . .     25,000
                   6.75% Series due 2004. . . . . . . . . .     50,000
                   7.45% Series due 2024. . . . . . . . . .     50,000
                   7.50% Series due 2024. . . . . . . . . .     25,000
                   7.60% Series due 2024. . . . . . . . . .     50,000

                 Notes Payable
                   6.20% due 2001 (three series). . . . . .     30,000
                   3.725% Initial Rate (through July 1994)
                     due 1999 . . . . . . . . . . . . . . .     15,000

                 Cumulative Preferred Stock
                   6.30% Series . . . . . . . . . . . . . .     35,000

    Retirements: First Mortgage Bonds
                   8-5/8% Series due 1996 . . . . . . . . .    100,000
                   9% Series due 1999 . . . . . . . . . . .     19,700
                   8-3/4% Series due 2017 (two series). . .    156,686
                   9% Series due 2017 . . . . . . . . . . .    100,000

                 Notes Payable
                   8% due 1994 (two series) . . . . . . . .     25,000
                   8.01% Series due 1994. . . . . . . . . .     25,000

                 Cumulative Preferred Stock
                   7.76% Series . . . . . . . . . . . . . .     35,000

4.   BREED PLANT RETIREMENT

           Indiana Michigan Power Company's 325-megawatt Breed Plant was removed from service in January 1994 and was closed on March 31, 1994. The retirement of Breed Plant, with an original cost of $153 million, did not have a material impact on results of operations or financial condition. Breed Plant had been operated on a restricted basis since 1992 when plans to close the plant were announced.

5.   VALUATION OF SECURITIES

           On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) which requires fair value accounting for investments in equity securities with a readily determinable market value and all investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning the nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.

           The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trusts of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity. As required by SFAS 115, prior year amounts were not restated.

           The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities range from 1994 to 2024.

6.   CONTINGENCIES

           The Company continues to be involved in certain matters discussed in the 1993 Annual Report.

          AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
RESULTS OF OPERATIONS
     Net income increased 15% or $19.9 million primarily as a result of an 8% increase in energy sales due to severe winter weather and continuing improvement in sales to industrial customers, rate increases in several jurisdictions and a decline in interest charges resulting from the refinancing of debt at lower interest rates. The favorable earnings impact of the cold winter was partly offset by storm damage expenses.
     The AEP System set a new winter peak demand for energy as a result of below zero temperatures in the Company's service territory and a portion of the eastern United States served by interconnected unaffiliated utilities resulting in a 13% increase in operating revenues. Retail revenues rose 9% due to increased weather related energy sales to residential and commercial customers of 9% and 5%, respectively, rate increases in the Indiana, Michigan, Ohio and Virginia jurisdictions and a 2% rise in industrial energy sales as a result of customer growth and increased usage reflecting improved economic conditions. Wholesale energy sales increased 23% also resulting from the severe winter and forced outages at unaffiliated generating units.
     Other income statement lines which changed significantly were:
                                                          Increase (Decrease)
                                                          (in millions)    %

     Fuel and Purchased Power Expense. . . . . . . . . .      $ 89.2       22
     Other Operation Expense . . . . . . . . . . . . . .        14.4        6
     Maintenance Expense . . . . . . . . . . . . . . . .        14.0       11
     Depreciation and Amortization Expense . . . . . . .         8.3        6
     Taxes Other Than Federal Income Taxes . . . . . . .         7.1        6
     Federal Income Taxes. . . . . . . . . . . . . . . .        17.2       31
     Deferred Zimmer Plant Carrying Charges (net of tax)        (6.9)     (74)

     Fuel and purchased power expense rose significantly due to increased generation and increased energy purchases from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities as a result of the weather related increase in energy demand. Also contributing to the rise in fuel expense was an increase in the average cost of fuel and increased utilization of coal-fired generation due to a reduction of low-cost nuclear generation resulting from a scheduled refueling outage at one of two nuclear units and an unscheduled maintenance outage at the other unit in 1994. The unscheduled maintenance outage ended in April 1994 and the unit returned to service. The refueling outage is scheduled to be completed in May.

     Other operation expense increased mainly due to recording provisions for loss on disposal of inventories and employee severance benefits related to closing of the Breed Plant, and increased nuclear decommissioning expense commensurate with increased rate recovery. Partly offsetting these increases was a reduction in the amortization of the pressurized fluidized bed combustion demonstration plant cost concurrent with a reduction in rate recovery.
     A January 1994 snow storm, two major ice storms in February and March 1994 and several other smaller storms significantly increased maintenance expense in 1994. Storm damage expenditures from these storms in 1994 were $41.6 million of which $19.9 million of incremental expenses were deferred as a regulatory asset consistent with a hearing examiner's findings in a pending retail rate case with regard to unusual storm damage expenditures incurred in the summer of 1993.
     Depreciation and amortization expense rose primarily due to the amortization of Zimmer Plant phase-in plan costs which increased sharply due to a discontinuance of the phase-in plan deferrals in February 1994 and the amortization of the previously deferred balances in February and March of 1994 commensurate with rate relief.
     Taxes other than federal income taxes increased primarily due to the West Virginia business and occupation tax which is based on generation at West Virginia plants that significantly increased reflecting the nuclear units' outages and weather related increase in energy demand. The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.
     Accrual of deferred Zimmer carrying charges declined from the prior year since the 1994 carrying charges are on the unamortized phase-in deferral balance while the 1993 deferrals were on the larger Zimmer investment not yet phased into rates.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $186 million.
     During the quarter subsidiaries issued $295 million principal amount of long-term debt at interest rates ranging from 3.725% to 7.60% and $35 million of $100 par value 6.30% cumulative preferred stock. Subsidiaries retired $427 million principal amount of long-term debt with interest rates ranging from 8% to 9-7/8%; redeemed $35 million of $100 par value 7.76% cumulative preferred stock; and increased short-term debt by $11 million since the beginning of the year.

BREED PLANT RETIREMENT
     In the first quarter of 1994 Indiana Michigan Power Company retired its 325-megawatt Breed Plant, which began commercial operation in 1960, without any material effect on results of operation or financial condition. Breed Plant, with an original cost of $153 million, had been operated on a restricted basis since 1992 when plans to close the plant were announced. RECOVERY OF FUEL COSTS
     The municipal wholesale customers of Ohio Power Company (OPCo) filed a complaint in November 1992 with the Securities and Exchange Commission (SEC) requesting an investigation of the July 1992 Martinka mining operations sale and an investigation into the pricing of affiliated coal purchases back to 1986. If actions of the SEC result in OPCo being unable to recover a significant portion of the cost of affiliated coal, it would have a material adverse impact on results of operations and financial condition.

                                    AEP GENERATING COMPANY
                                     STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1994           1993
                                                                     (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .   $59,901        $58,764

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,030         23,175
  Rent - Rockport Plant Unit 2 . . . . . . . . . . . . . . . .    16,578         16,614
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .     2,603          2,660
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .     2,785          3,338
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     5,408          5,456
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .     1,089          1,612
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .     1,309          1,375

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .    55,802         54,230

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .     4,099          4,534

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .       817          1,399

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .     4,916          5,933

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .     2,425          2,677

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,491        $ 3,256



                                STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     1994           1993
                                                                       (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $1,339        $23,173

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     2,491          3,256

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . . . .     2,561          7,197

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $1,269        $19,232



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                                    AEP GENERATING COMPANY
                                        BALANCE SHEETS
                                          (UNAUDITED)
                                                             March 31,     December 31,
                                                               1994            1993
                                                                  (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $628,608        $627,502
  General . . . . . . . . . . . . . . . . . . . . . . . . .     1,772           1,757
  Construction Work in Progress . . . . . . . . . . . . . .     1,656           1,773
          Total Electric Utility Plant. . . . . . . . . . .   632,036         631,032
  Accumulated Depreciation. . . . . . . . . . . . . . . . .   186,944         181,587


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   445,092         449,445




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .     1,833               3
  Accounts Receivable . . . . . . . . . . . . . . . . . . .    19,590          18,729
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .    12,681          12,867
  Materials and Supplies. . . . . . . . . . . . . . . . . .     4,217           4,121
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       682             731


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    39,003          36,451




DEFERRED FEDERAL INCOME TAX ASSETS. . . . . . . . . . . . .     9,108          10,975


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .    32,698          30,536





            TOTAL . . . . . . . . . . . . . . . . . . . . .  $525,901        $527,407

See Notes to Financial Statements.

                                    AEP GENERATING COMPANY
                                        BALANCE SHEETS
                                          (UNAUDITED)
                                                                 March 31,    December 31,
                                                                   1994           1993
                                                                      (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     53,435         54,435
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      1,269          1,339
          Total Common Shareowner's Equity. . . . . . . . .     55,704         56,774
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .    108,226        108,188

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    163,930        164,962

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,693          1,736

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -            15,250
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      5,196          8,809
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      7,110          3,697
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .        745          2,963
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     24,052          5,588
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,368          1,063

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     39,471         37,370


DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    216,756        218,646

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     83,055         83,901

DEFERRED AMOUNTS DUE TO CUSTOMERS FOR
  FEDERAL INCOME TAXES. . . . . . . . . . . . . . . . . . .     20,406         20,792

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .        590           -

CONTINGENCIES (Note 2)

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $525,901       $527,407

See Notes to Financial Statements.

                                    AEP GENERATING COMPANY
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                   Three Months Ended
                                                                       March 31,
                                                                   1994          1993
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  2,491       $ 3,256
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    5,408         5,456
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    1,481           462
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (846)         (847)
    Amortization of Deferred Gain on Sale and Leaseback -
      Rockport Plant Unit 2. . . . . . . . . . . . . . . . .   (1,890)       (1,890)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .     (861)        1,392
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       90         5,170
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (3,613)         (369)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    3,413        15,013
    Interest Accrued . . . . . . . . . . . . . . . . . . . .   (2,218)       (2,251)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (160)       (1,829)
        Net Cash Flows From Operating Activities . . . . . .   21,759        42,027

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (1,118)         (621)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .   (1,000)         -
  Change in Short-term Debt (net). . . . . . . . . . . . . .  (15,250)         -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (2,561)       (7,197)
        Net Cash Flows Used For Financing Activities . . . .  (18,811)       (7,197)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    1,830        34,209
Cash and Cash Equivalents at Beginning of Period . . . . . .        3        27,974
Cash and Cash Equivalents at End of Period . . . . . . . . . $  1,833       $62,183

Supplemental Disclosure:
  Cash paid  (received) for  interest  net of capitalized amounts was $4,560,000 and
  $4,840,000 and for income taxes was $(528,000) and $(10,138,000) in 1994 and 1993, respectively.

See Notes to Financial Statements.
/TABLE

                              AEP GENERATING COMPANY
                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)

1.   GENERAL

           The accompanying unaudited financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K.

2.   CONTINGENCIES

           The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                              AEP GENERATING COMPANY
             MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments. Net income declined $0.8 million or 23.5% reflecting the reduction in common equity on which a return is earned, offset in part by an increase in the return on other capital due to lower temporary cash investments during 1994. The reduction of common equity resulted from the payment of dividends in excess of net income as well as a return of capital to the parent company.
     Operating revenues increased $1.1 million reflecting the recovery of increased operating expenses. However, the increase in revenues was less than the increase in expenses since the common equity return component of revenues decreased.
     Other income statement items which changed significantly were as follows:
                                                         Increase (Decrease)
                                                         (in millions)    %

Fuel Expense . . . . . . . . . . . . . . . . . . . . . .    $ 2.9       12.3
Maintenance Expense. . . . . . . . . . . . . . . . . . .     (0.6)     (16.6)
Taxes Other Than Federal Income Taxes. . . . . . . . . .     (0.5)     (32.4)
Nonoperating Income. . . . . . . . . . . . . . . . . . .     (0.6)     (41.6)
Interest Charges . . . . . . . . . . . . . . . . . . . .     (0.3)      (9.4)

     Fuel expense increased due to the effect of a coal transportation cost refund received in the first quarter of 1993. Higher maintenance expense in 1993 due to planned boiler inspections and repairs at both Rockport Plant units resulted in the decrease in maintenance expense as only one unit is scheduled to be out of service for maintenance in 1994. Taxes other than federal income taxes decreased as a result of prior period accrual adjustments for Indiana property taxes.
     The reduction in nonoperating income resulted from interest income recorded in March 1993 on prior years' income tax refunds from the Internal Revenue Service. The redemption of a $55 million installment purchase contract in December 1993 accounted for the decline in interest charges.

                          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1994           1993
                                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $438,095     $393,036

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   111,538       84,009
  Purchased Power. . . . . . . . . . . . . . . . . . . . .    94,863       91,754
  Other Operation. . . . . . . . . . . . . . . . . . . . .    48,592       45,200
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    40,577       28,236
  Depreciation and Amortization. . . . . . . . . . . . . .    31,512       30,507
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    33,049       27,239
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    18,022       18,344
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .   378,153      325,289
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    59,942       67,747
NONOPERATING LOSS. . . . . . . . . . . . . . . . . . . . .    (2,690)      (1,088)
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .    57,252       66,659
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    24,720       25,105
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    32,532       41,554
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .     3,592        4,239
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 28,940     $ 37,315



                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                             1994           1993
                                                               (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . .  $227,816     $229,920
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    32,532       41,554

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .    27,035       26,729
    Cumulative Preferred Stock . . . . . . . . . . . . . .     3,407        4,122
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       185          116

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . .  $229,721     $240,507

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,784,957      $1,781,005
  Transmission . . . . . . . . . . . . . . . . . . . .        991,058         987,147
  Distribution . . . . . . . . . . . . . . . . . . . .      1,233,748       1,225,436
  General. . . . . . . . . . . . . . . . . . . . . . .        141,999         140,942
  Construction Work in Progress. . . . . . . . . . . .         68,890          59,170
          Total Electric Utility Plant . . . . . . . .      4,220,652       4,193,700
  Accumulated Depreciation and Amortization. . . . . .      1,570,926       1,550,855

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,649,726       2,642,845



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         50,530          51,551


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          6,514           4,626
  Accounts Receivable (net). . . . . . . . . . . . . .        140,431         130,862
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         32,550          46,881
  Materials and Supplies . . . . . . . . . . . . . . .         45,438          43,351
  Accrued Utility Revenues . . . . . . . . . . . . . .         43,388          58,294
  Prepayments. . . . . . . . . . . . . . . . . . . . .         15,703           7,430

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        284,024         291,444


REGULATORY ASSETS:
  Amounts Due From Customers for Future
    Federal Income Taxes . . . . . . . . . . . . . . .        317,759         320,160
  Other. . . . . . . . . . . . . . . . . . . . . . . .        148,303         122,367

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        466,062         442,527

            TOTAL. . . . . . . . . . . . . . . . . . .     $3,450,342      $3,428,367

See Notes to Consolidated Financial Statements.

                          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                          March 31,      December 31,
                                                            1994             1993
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458       $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      494,834          494,834
  Retained Earnings. . . . . . . . . . . . . . . . . .      229,721          227,816
          Total Common Shareowner's Equity . . . . . .      985,013          983,108
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000           55,000
    Subject to Mandatory Redemption. . . . . . . . . .      160,450          160,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,157,930        1,215,124

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,358,393        2,413,682

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       72,767           55,865

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .       59,125           39,500
  Accounts Payable . . . . . . . . . . . . . . . . . .       83,709           68,158
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       62,924           52,128
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,600           13,670
  Interest Accrued . . . . . . . . . . . . . . . . . .       32,433           18,212
  Other. . . . . . . . . . . . . . . . . . . . . . . .       70,272           71,259

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      322,063          262,927

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      578,879          578,948

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       81,854           82,987

REGULATORY LIABILITIES AND DEFERRED CREDITS. . . . . .       36,386           33,958

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,450,342       $3,428,367

See Notes to Consolidated Financial Statements.

                          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 32,532      $ 41,554
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    32,147        31,142
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,322        (4,952)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,224)       (1,231)
    Deferred Power Supply Costs (net). . . . . . . . . . . .     2,005        13,256
    Provision for Rate Refunds . . . . . . . . . . . . . . .     7,403           874
    Storm Damage Expense Deferrals . . . . . . . . . . . . .   (14,596)         -
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (9,569)      (12,937)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    12,244        (7,124)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    14,906        10,122
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (8,273)       (9,112)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    15,551        (9,102)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    10,796        32,129
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    14,221         9,313
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (3,637)        4,592
        Net Cash Flows From Operating Activities . . . . . .   106,828        98,524

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (35,751)      (34,597)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .    19,625       (31,225)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (58,219)       (2,317)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (27,035)      (26,729)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,560)       (4,122)
        Net Cash Flows Used For Financing Activities . . . .   (69,189)      (64,393)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     1,888          (466)
Cash and Cash Equivalents at Beginning of Period . . . . . .     4,626         9,501
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  6,514      $  9,035

Supplemental Disclosure:
  Cash paid (received) for  interest net of  capitalized amounts was $9,919,000 and
  $15,330,000 and for income taxes was $5,882,000 and $(7,714,000) in 1994 and 1993, respectively.  Noncash  acquisitions  under capital  leases  were $1,994,000  and
  $1,049,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      MARCH 31, 1994
                                    (UNAUDITED)

1.  GENERAL

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES:

         In March 1994, the Company redeemed the remaining $56.7 million outstanding balance of 8-3/4% Series First Mortgage Bonds due in 2017.

3.  CONTINGENCIES

         The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
RESULTS OF OPERATIONS
    Although operating revenues increased by $45.1 million reflecting a significant increase in the demand for energy due to severe winter weather, net income decreased $9 million or 22% primarily due to unusual storm damage expenditures.
    Retail revenues increased 6% as a result of a 5% rise in retail energy sales, attributable to the cold weather which significantly increased energy requirements for heating, and a May 1993 Virginia retail rate increase being collected subject to refund. The Company set a new all-time internal peak demand as below zero temperatures extended across its service territory. Weather sensitive residential and commercial customers increased their energy consumption by 9% and 5%, respectively.
    A 40% increase in wholesale revenues resulted from a corresponding 40% increase in wholesale energy sales due to increased sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) resulting from the severe winter and forced outages at unaffiliated generating units. Wholesale revenues also increased as the Company supplied additional amounts of energy to the Power Pool due to refueling and maintenance outages at an affiliate's nuclear plant.
    Other income statement lines which changed significantly were as follows:
                                                           Increase (Decrease)
                                                           (in millions)   %

    Fuel Expense. . . . . . . . . . . . . . . . . . . . .     $27.5       33
    Other Operation Expense . . . . . . . . . . . . . . .       3.4        8
    Maintenance Expense . . . . . . . . . . . . . . . . .      12.3       44
    Taxes Other Than Federal Income Taxes . . . . . . . .       5.8       21

    Fuel expense increased primarily due to a 59% increase in coal-fired generation reflecting the increased demand for retail and wholesale energy, less maintenance outages as compared to the same period last year and the need to supply additional power to the Power Pool due to outages of affiliated nuclear generating units.

    The Power Pool allocates capacity costs to its members based on their relative peak demands in the prior twelve months. As a result of the new all-time peak in January 1994, the Company will incur a greater portion of the Power Pool's capacity charges which are recorded as purchased power expense. Until the Company is able to recover from its ratepayers the increase in capacity charges, estimated to be $36 million annually, its results of operations will be adversely affected. The Company's ability to timely recover these additional Power Pool capacity charges are affected by the time required to file and receive a base rate increase in Virginia and the recently agreed to three-year rate increase moratorium in West Virginia.
    The increase in other operation expense was primarily due to increased administrative and general expenses and employee benefit expenses.
    A January 1994 snow storm, primarily in the West Virginia service territory, two major ice storms in February and March 1994, primarily in the Virginia service territory, and several other smaller storms significantly increased maintenance expenses in 1994. Storm damage expenditures from these storms in 1994 were $38.5 million of which $19.9 million of Virginia jurisdictional incremental expenses were deferred as a regulatory asset consistent with a finding by a Virginia State Corporation Commission Hearing Examiner in the Company's pending Virginia retail rate case with regard to unusual storm damage expenditures incurred in the summer of 1993.
    Taxes other than federal income taxes increased primarily due to the West Virginia business and occupation tax which is on generation at West Virginia plants which increased significantly.
FINANCIAL CONDITION
    For the first three months of 1994 total plant and property additions including capital leases were $38 million, a 6% increase.
    In March 1994, the Company redeemed the remaining $56.7 million outstanding balance of 8-3/4% Series First Mortgage Bonds due in 2017. Outstanding short-term debt increased $19.6 million from year-end levels.

                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                              Three Months Ended
                                                                    March 31,
                                                              1994            1993
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $255,829         $219,875

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   53,632           50,130
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   39,396           33,590
  Other Operation. . . . . . . . . . . . . . . . . . . . .   42,544           40,717
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   15,828           16,507
  Depreciation . . . . . . . . . . . . . . . . . . . . . .   20,590           21,360
  Amortization (Deferral) of Zimmer Plant Phase-in Costs .    3,385           (3,592)
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   25,296           25,087
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   11,690            6,113

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  212,361          189,912

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   43,468           29,963

NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying Charges (net of tax). . .    2,419            9,291
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      681            1,074

         TOTAL NONOPERATING INCOME . . . . . . . . . . . .    3,100           10,365

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   46,568           40,328

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   21,916           22,098

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   24,652           18,230

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    2,766            2,766

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 21,886         $ 15,464

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,449,981      $1,443,506
  Transmission . . . . . . . . . . . . . . . . . . . .        296,152         295,539
  Distribution . . . . . . . . . . . . . . . . . . . .        766,213         755,342
  General. . . . . . . . . . . . . . . . . . . . . . .         98,174          97,874
  Construction Work in Progress. . . . . . . . . . . .         49,529          52,794
          Total Electric Utility Plant . . . . . . . .      2,660,049       2,645,055
  Accumulated Depreciation . . . . . . . . . . . . . .        830,102         811,817

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,829,947       1,833,238


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         32,661          34,558


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,396           6,633
  Accounts Receivable. . . . . . . . . . . . . . . . .         55,251          52,088
  Allowance for Uncollectible Accounts . . . . . . . .         (1,634)           (991)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         19,122          32,257
  Materials and Supplies . . . . . . . . . . . . . . .         27,647          25,772
  Accrued Utility Revenues . . . . . . . . . . . . . .         23,655          28,889
  Prepayments. . . . . . . . . . . . . . . . . . . . .         35,999          28,372
  Other. . . . . . . . . . . . . . . . . . . . . . . .          1,345           1,863

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        169,781         174,883


REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        288,948         290,644
  Other. . . . . . . . . . . . . . . . . . . . . . . .        254,418         249,348

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        543,366         539,992

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,575,755      $2,582,671

See Notes to Consolidated Financial Statements.
/TABLE

                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                          March 31,       December 31,
                                                            1994              1993
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .   $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      566,046          566,046
  Retained Earnings. . . . . . . . . . . . . . . . . .       22,942           18,288
          Total Common Shareowner's Equity . . . . . .      630,014          625,360
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .      125,000          125,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      997,265          997,013

          TOTAL CAPITALIZATION . . . . . . . . . . . .    1,752,279        1,747,373


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       21,649           17,189


CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         -              20,700
  Short-term Debt. . . . . . . . . . . . . . . . . . .       53,500           25,225
  Accounts Payable . . . . . . . . . . . . . . . . . .       40,936           50,547
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       96,891          114,233
  Interest Accrued . . . . . . . . . . . . . . . . . .       26,346           23,245
  Other. . . . . . . . . . . . . . . . . . . . . . . .       29,846           22,189

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      247,519          256,139

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      477,684          474,290

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       67,610           68,533

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        9,014           19,147

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $2,575,755       $2,582,671

See Notes to Consolidated Financial Statements.

                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  24,652      $ 18,230
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    20,648        22,221
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     5,090         6,451
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (922)         (943)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (5,701)        1,911
    Deferred Zimmer Plant Operating Expenses
      and Carrying Charges . . . . . . . . . . . . . . . . .      (179)      (17,305)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (2,520)          462
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    11,260           644
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     5,234           296
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (7,627)       (8,120)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (9,611)       (4,990)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (17,342)      (26,088)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    12,227        12,781
        Net Cash Flows From Operating Activities . . . . . .    35,209         5,550

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (14,222)      (17,309)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   198,298          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    28,275        37,981
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (225,834)       (2,250)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (17,197)      (20,185)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (2,766)       (2,766)
        Net Cash Flows From (Used For) Financing Activities.   (19,224)       12,780

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     1,763         1,021
Cash and Cash Equivalents at Beginning of Period . . . . . .     6,633         8,322
Cash and Cash Equivalents at End of Period . . . . . . . . . $   8,396      $  9,343

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $17,863,000 and
  $23,563,000 and for income taxes was $(81,000) and  $5,922,000 in 1994 and 1993,
  respectively.   Noncash acquisitions  under capital  leases were  $1,360,000 and
  $1,486,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.

                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                    1994          1993
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $18,288       $127,562

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     24,652         18,230

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . .     17,197         20,185
    Cumulative Preferred Stock . . . . . . . . . . . . . . . .      2,766          2,766
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . .         35             35

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $22,942       $122,806

See Notes to Consolidated Financial Statements.

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       MARCH 31, 1994
                                    (UNAUDITED)

1.  GENERAL:

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES:

         Significant financing transactions during the quarter ended March 31, 1994 include the following:
                                                                 Face Amount
                                                                (in thousands)
    Issuances:   First Mortgage Bonds:
                   6.55% Series due 2004                           $ 50,000
                   7.45% Series due 2024                             50,000
                   6.75% Series due 2004                             50,000
                   7.60% Series due 2024                             50,000

    Retirements: First Mortgage Bonds:
                   8-5/8% Series due 1996                           100,000
                   9% Series due 1999                                19,700
                   9% Series due 2017                               100,000

3.  CONTINGENCIES:

         The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
             MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
    Net income increased 35% to $24.7 million due to a 15% increase in energy sales as severe winter weather increased demand.
    The weather related sales increase and a rate increase resulted in a 12% rise in retail revenues. The Public Utilities Commission of Ohio (PUCO) granted a 7.11% increase in rates effective February 1, 1994 as a result of a November 1993 Ohio Supreme Court ruling that the PUCO did not have authority under state law to order a rate phase-in for the Zimmer Plant. The increase includes a 3.72% base rate increase, which represents the acceleration of the final step of the court rejected rate phase-in plan, and a 3.39% surcharge, which provides for recovery of the $96.9 million of previous deferrals under the phase-in plan and a return thereon, to be collected over a period that is not expected to exceed four and one-half years. The rate increase has no effect on net income because it is offset by the amortization of prior year phase-in plan deferrals and the cessation of current year deferrals which would have occurred had the phase-in plan continued in effect.
    Wholesale energy sales increased 71% primarily due to increased sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) also resulting from the severe winter and forced outages at unaffiliated generating units.
    Other income statement lines which changed significantly were as follows:

                                                          Increase (Decrease)
                                                          (in millions)    %

    Fuel Expense. . . . . . . . . . . . . . . . . . . .     $ 3.5         7.0
    Purchased Power Expense . . . . . . . . . . . . . .       5.8        17.3
    Amortization (Deferral) of Zimmer Plant
      Phase-in Costs. . . . . . . . . . . . . . . . . .       7.0         N.M.
    Federal Income Taxes. . . . . . . . . . . . . . . .       5.6        91.2
    Deferred Zimmer Plant Carrying Charges
      (net of tax). . . . . . . . . . . . . . . . . . .      (6.9)      (74.0)

    N.M. = Not meaningful

    Fuel expense rose due to an increase in net generation and an increase in the average cost of fuel consumed partially offset by the amortization of previously over collected fuel costs through the operation of fuel clause adjustment mechanism. Under the fuel clause the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate. Such cost variance deferrals are amortized to fuel expense commensurate with subsequent rate recovery. The increase in purchased power expense resulted mainly from increased energy purchases from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities to meet the weather related increase in demand for energy.
    The amortization (deferral) of Zimmer Plant phase-in costs increased sharply due to a discontinuance of the phase-in deferrals in February 1994 and the amortization, commensurate with rate relief, of the previously deferred balances in February and March of 1994.
    Federal income tax expense attributable to operations increased primarily as a result of the increase in pre-tax operating income.
    The accrual of deferred Zimmer carrying charges declined from the prior year since the 1994 carrying charges are on the unamortized phase-in deferral balance while the 1993 carrying charge deferrals were on the larger Zimmer investment not yet phased into rates.

                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1994             1993
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $337,921         $302,968

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   53,058           58,477
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   44,906           25,431
  Other Operation. . . . . . . . . . . . . . . . . . . . .   74,178           63,104
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   36,931           38,465
  Depreciation and Amortization. . . . . . . . . . . . . .   34,445           34,339
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . . . . . . . . . . .    3,911            3,911
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   19,461           18,504
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   12,216            7,468
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .  279,106          249,699
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   58,815           53,269
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .    4,435           (3,004)
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   63,250           50,265
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   18,282           21,743
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   44,968           28,522
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    2,980            3,806
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 41,988         $ 24,716



                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                             1994             1993
                                                                 (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $177,638         $171,309
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   44,968           28,522

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .   26,652           26,236
    Cumulative Preferred Stock . . . . . . . . . . . . . .    2,980            3,806
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       45                5

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $192,929         $169,784

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,453,841      $2,602,527
  Transmission . . . . . . . . . . . . . . . . . . . .        841,169         839,198
  Distribution . . . . . . . . . . . . . . . . . . . .        613,561         608,752
  General (including nuclear fuel) . . . . . . . . . .        180,885         152,470
  Construction Work in Progress. . . . . . . . . . . .         98,788          88,010
          Total Electric Utility Plant . . . . . . . .      4,188,244       4,290,957
  Accumulated Depreciation and Amortization. . . . . .      1,592,604       1,714,829

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,595,640       2,576,128


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        458,566         432,459



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          6,434           3,752
  Accounts Receivable (net). . . . . . . . . . . . . .        120,026         121,336
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         23,309          34,476
  Materials and Supplies . . . . . . . . . . . . . . .         57,970          57,800
  Accrued Utility Revenues . . . . . . . . . . . . . .         31,194          34,642
  Prepayments. . . . . . . . . . . . . . . . . . . . .         15,516          12,043

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        254,449         264,049



REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        294,306         286,948
  Other. . . . . . . . . . . . . . . . . . . . . . . .        250,919         205,874

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        545,225         492,822


            TOTAL. . . . . . . . . . . . . . . . . . .     $3,853,880      $3,765,458


See Notes to Consolidated Financial Statements.
/TABLE

                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                          March 31,       December 31,
                                                             1994             1993
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .   $   56,584        $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      734,477           734,933
  Retained Earnings. . . . . . . . . . . . . . . . . .      192,929           177,638
          Total Common Shareowner's Equity . . . . . .      983,990           969,155
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       52,000            87,000
    Subject to Mandatory Redemption. . . . . . . . . .      135,000           100,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,024,757         1,073,154

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,195,747         2,229,309

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      345,362           288,197

CURRENT LIABILITIES:
  Short-term Debt - Commercial Paper . . . . . . . . .       66,725            50,075
  Accounts Payable . . . . . . . . . . . . . . . . . .       51,405            57,918
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       67,976            54,473
  Interest Accrued . . . . . . . . . . . . . . . . . .       20,860            18,894
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .       24,052             5,588
  Obligations Under Capital Leases . . . . . . . . . .       30,626            20,585
  Other. . . . . . . . . . . . . . . . . . . . . . . .       78,881            73,779

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      340,525           281,312

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      564,393           553,920

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      179,755           186,032

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .      209,619           211,446

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       18,479            15,242

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,853,880        $3,765,458

See Notes to Consolidated Financial Statements.
/TABLE

                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1994           1993
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  44,968      $ 28,522
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    37,840        36,284
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     3,911         3,911
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    (9,334)        9,210
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     3,115       (15,223)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (6,160)       (2,079)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     1,310         2,400
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    10,997         8,926
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     3,448        29,214
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (6,513)      (10,138)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    13,503        72,366
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .    18,464        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (22,735)      (17,965)
        Net Cash Flows From Operating Activities . . . . . .    92,814       163,892

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (23,854)      (23,094)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .    34,618        29,541
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    49,548          -
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (35,798)      (40,896)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (101,833)         -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    16,650       (44,200)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (26,652)      (26,236)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (2,811)       (4,454)
        Net Cash Flows Used For Financing Activities . . . .   (66,278)      (86,245)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     2,682        54,553
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,752         7,459
Cash and Cash Equivalents at End of Period . . . . . . . . . $   6,434      $ 62,012

Supplemental Disclosure:
  Cash paid  (received) for  interest net  of capitalized amounts was  $15,861,000 and
  $18,694,000 and for income taxes was $12,501,000 and $(29,429,000) in 1994 and 1993,
  respectively.   Noncash  acquisitions  under  capital leases  were  $38,731,000  and
  $774,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

                  INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1994
                                    (UNAUDITED)

1.  GENERAL

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES

         During February 1994 the Company redeemed $35 million of 7.76% Cumulative Preferred Stock and issued $35 million of 6.30% Cumulative Preferred Stock. In March 1994 the Company retired $100 million of 8-3/4% First Mortgage Bonds and issued two $25 million series of First Mortgage Bonds at 6.55% due in 2004 and 7.50% due in 2024.

3.  BREED PLANT RETIREMENT

         The 325-megawatt Breed Plant, with an original cost of $153 million, was removed from service in January 1994 and was closed on March 31, 1994. The retirement of Breed Plant did not have a material impact on results of operations or financial condition. Breed Plant had been operated on a restricted basis since 1992 when plans to close the plant were announced.

4.  VALUATION OF SECURITIES

         On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) which requires fair value accounting for investments in equity securities with a readily determinable market value and all investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning the nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.

         The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trust fund assets of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity. As required by SFAS 115, prior year amounts were not restated.

         The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities range from 1994 to 2024.

5.  CONTINGENCIES

         The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                  INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
RESULTS OF OPERATIONS
    Net income increased 58% or $16.4 million as a result of increased retail sales due to colder winter weather, a retail rate increase, certain nonoperating federal income tax items and interest savings from a refinancing program.
    Operating revenues increased $35 million reflecting increased weather related retail energy demand and a rate increase in the Indiana retail jurisdiction effective November 1993. Sales to weather sensitive residential and commercial customers increased 6% and 5%, respectively, as customers demanded energy to meet the heating requirements of the cold weather in 1994. Industrial energy sales also rose 7% as a result of customer growth and increased usage reflecting improved economic conditions. A decline in wholesale sales partially offset the retail revenue increase as outages at both units of the Company's nuclear plant reduced the amount of energy supplied to the AEP System Power Pool (Power Pool). The decreased sales to the Power Pool were offset in part by increased sales to unaffiliated utilities which experienced severe weather.
    Other income statement line items which changed significantly were:

                                                  Increase (Decrease)
                                                  (in millions)   %

    Fuel Expense. . . . . . . . . . . . . . . . .     $(5.4)     (9)
    Purchased Power Expense . . . . . . . . . . .      19.5      77
    Other Operation Expense . . . . . . . . . . .      11.1      18
    Federal Income Taxes. . . . . . . . . . . . .       4.7      64
    Nonoperating Income (Loss). . . . . . . . . .       7.4     N.M.
    Interest Charges. . . . . . . . . . . . . . .      (3.5)    (16)

    N.M. = Not Meaningful

    Fuel expense declined as generation decreased due to a scheduled refueling outage at one of the nuclear units and an unscheduled maintenance outage at the other unit in 1994. The unit that was out of service for unscheduled maintenance returned to service in April 1994. The unit being refueled is scheduled to return to service in May. Purchased power expense increased as additional power was obtained from the AEP System Power Pool in 1994 to meet the increased demand for energy and to replace the decrease in generation. Energy purchased from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities to meet their weather related increased demand for energy also contributed to the increase in purchased power expense.

    Other operation expense increased due to the recordation of loss provisions for disposal of inventories and employee severance benefits resulting from the closing of the Breed Plant and additional nuclear decommissioning expense commensurate with increased rate recovery.
    Federal income taxes attributable to operations increased primarily due to increased pre-tax operating income.
    Nonoperating income increased reflecting favorable tax effects related to the Breed Plant closing and the recordation in January 1993 of the negative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, for nonutility assets and liabilities.
    Interest charges were reduced significantly due to a refinancing program. Subsequent to March 1993 the Company retired $192 million of long-term debt, and refinanced at lower rates $200 million of long-term debt and $97 million of installment purchase contracts.
BREED PLANT RETIREMENT
    In the first quarter of 1994 the 325-megawatt Breed Plant, with an original cost of $153 million, was retired without materially affecting results of operations or financial condition. The Breed Plant, which began commercial operations in 1960, had been operated on a restricted basis since 1992 when plans to close the plant were announced.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the current period were $62.9 million. During the first three months of 1994 short-term debt outstanding increased $16.65 million from year-end levels.
    During February 1994 the Company redeemed $35 million of 7.76% Cumulative Preferred Stock and issued $35 million of 6.30% Cumulative Preferred Stock.
In March the Company retired $100 million of 8-3/4% First Mortgage Bonds and issued two $25 million series of First Mortgage Bonds at 6.55% due in 2004 and 7.50% due in 2024, respectively.
NEW ACCOUNTING STANDARD
    On January 1, 1994 the Company adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the use of fair value accounting for the nuclear decommissioning and spent nuclear fuel disposal trust fund investments. The cumulative effect of adopting SFAS 115 resulted in the recording of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million with no effect on net income. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be included as a separate component of shareholder's equity. However, due to the rate-making process, adjustments to the fair value of the investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs. Note 4 of the Notes to Consolidated Financial Statements describes the details of implementing this new accounting standard.

                                    KENTUCKY POWER COMPANY
                                     STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1994           1993
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $86,457        $80,175

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   20,189         19,550
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   24,247         22,630
  Other Operation. . . . . . . . . . . . . . . . . . . . .    9,011          8,892
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    9,817          6,420
  Depreciation and Amortization. . . . . . . . . . . . . .    5,715          5,521
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    2,405          2,682
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    2,093          1,820

          TOTAL OPERATING EXPENSES . . . . . . . . . . . .   73,477         67,515

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   12,980         12,660

NONOPERATING LOSS. . . . . . . . . . . . . . . . . . . . .      (35)           (52)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   12,945         12,608

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    5,142          5,347

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,803        $ 7,261



                                STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1994           1993
                                                                 (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . .  $85,296        $89,957

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    7,803          7,261

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . .    5,349          5,479

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . .  $87,750        $91,739



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                                    KENTUCKY POWER COMPANY
                                        BALANCE SHEETS
                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .      $211,255        $211,617
  Transmission . . . . . . . . . . . . . . . . . . . .       252,389         249,966
  Distribution . . . . . . . . . . . . . . . . . . . .       279,420         281,834
  General. . . . . . . . . . . . . . . . . . . . . . .        54,424          54,637
  Construction Work in Progress. . . . . . . . . . . .        15,120           9,374
          Total Electric Utility Plant . . . . . . . .       812,608         807,428
  Accumulated Depreciation and Amortization. . . . . .       253,033         248,673

          NET ELECTRIC UTILITY PLANT . . . . . . . . .       559,575         558,755

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         6,314           6,763

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .           804             858
  Accounts Receivable (net). . . . . . . . . . . . . .        27,305          24,138
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         5,964           8,405
  Materials and Supplies . . . . . . . . . . . . . . .         9,062           8,804
  Accrued Utility Revenues . . . . . . . . . . . . . .         5,686          10,476
  Prepayments. . . . . . . . . . . . . . . . . . . . .         1,120           1,367

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        49,941          54,048

REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        39,592          37,910
  Other. . . . . . . . . . . . . . . . . . . . . . . .        14,166          12,903

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        53,758          50,813


            TOTAL. . . . . . . . . . . . . . . . . . .      $669,588        $670,379

See Notes to Financial Statements.

                                    KENTUCKY POWER COMPANY
                                        BALANCE SHEETS
                                          (UNAUDITED)
                                                           March 31,     December 31,
                                                             1994            1993
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $50:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .    $ 50,450         $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      58,750           58,750
  Retained Earnings. . . . . . . . . . . . . . . . . .      87,750           85,296
          Total Common Shareowner's Equity . . . . . .     196,950          194,496
  Long-term Debt . . . . . . . . . . . . . . . . . . .     253,517          253,495

          TOTAL CAPITALIZATION . . . . . . . . . . . .     450,467          447,991

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      10,079            7,678

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .      29,400           38,150
  Accounts Payable . . . . . . . . . . . . . . . . . .      16,161           18,456
  Customer Deposits. . . . . . . . . . . . . . . . . .       4,508            4,621
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      10,290            6,767
  Interest Accrued . . . . . . . . . . . . . . . . . .       5,396            5,905
  Other. . . . . . . . . . . . . . . . . . . . . . . .       9,545            8,186

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      75,300           82,085

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .     110,097          108,966

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      16,209           16,454

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       7,436            7,205

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . . . . . .    $669,588         $670,379

See Notes to Financial Statements.

                                    KENTUCKY POWER COMPANY
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  7,803      $  7,261
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .     5,732         5,542
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      (551)       (1,098)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (317)         (321)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (3,167)       (1,046)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     2,183         1,803
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     4,790         2,048
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (2,295)       (1,947)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     3,523         2,374
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     2,748         4,116
        Net Cash Flows From Operating Activities . . . . . .    20,449        18,732

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (7,119)       (7,747)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       715           155
        Net Cash Flows Used For Investing Activities . . . .    (6,404)       (7,592)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (8,750)       (5,775)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (5,349)       (5,479)
        Net Cash Flows Used For Financing Activities . . . .   (14,099)      (11,254)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .       (54)         (114)
Cash and Cash Equivalents at Beginning of Period . . . . . .       858         1,070
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    804      $    956

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $5,596,000 and $4,120,000 and for income taxes was $(781,000) and $1,121,000 in 1994 and 1993, respectively.

See Notes to Financial Statements.

                              KENTUCKY POWER COMPANY
                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)

1.  GENERAL

         The accompanying unaudited financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K.

2.  CONTINGENCIES

         The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                              KENTUCKY POWER COMPANY
             MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
    Net income increased 7.5% or $0.5 million reflecting improved energy sales due to severe winter weather, and decreased interest expense due to debt refinancings at lower interest rates. The favorable earnings impact of the cold weather in 1994 was partially offset by storm damage expenses. Other income statement line items which changed significantly were:
                                                          Increase (Decrease)
                                                          (in millions)    %

    Operating Revenues. . . . . . . . . . . . . . . . . .      $6.3       7.8
    Fuel Expense. . . . . . . . . . . . . . . . . . . . .       0.6       3.3
    Purchased Power Expense . . . . . . . . . . . . . . .       1.6       7.1
    Maintenance Expense . . . . . . . . . . . . . . . . .       3.4      52.9
    Taxes Other Than Federal Income Taxes . . . . . . . .      (0.3)    (10.3)
    Federal Income Taxes. . . . . . . . . . . . . . . . .       0.3      15.0

    The increase in operating revenues was due to the cold weather in 1994. Retail energy sales increased 4.6% as sales to weather sensitive retail and commercial customers increased. Wholesale energy sales rose 4.7% due to increased sales to unaffiliated utilities by the AEP System Power Pool reflecting the effect of the severe winter on energy demand and forced outages at unaffiliated generating units.
    Fuel expense increased reflecting a 5% rise in net generation in response to the higher energy demand. The increase in purchased power expense resulted from increased energy purchases from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities. These increased pass-through sales were also generated by the weather. Maintenance expense increased due to storm damage to distribution lines caused by the severe winter storms in January and February 1994. An accrual adjustment in 1993 of state income taxes as a result of an audit caused the decrease in taxes other than federal income taxes. The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.

                              OHIO POWER COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  1994          1993
                                                                    (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . $487,041    $430,158

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  200,629     162,101
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . . .   20,510      15,225
  Other Operation. . . . . . . . . . . . . . . . . . . . . . . .   49,903      53,367
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .   36,145      35,239
  Depreciation and Amortization. . . . . . . . . . . . . . . . .   32,730      31,948
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . . .   44,492      43,657
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . . .   27,772      19,656

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .  412,181     361,193

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .   74,860      68,965

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .    1,641       8,261

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . .   76,501      77,226

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .   22,266      27,939

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   54,235      49,287

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . . .    3,825       4,279

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . $ 50,410    $ 45,008

                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  1994          1993
                                                                    (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . $474,500    $445,955

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   54,235      49,287

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . . .   34,617      33,822
    Cumulative Preferred Stock . . . . . . . . . . . . . . . . .    3,825       4,279
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . . .       34        -

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . $490,259    $457,141

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                              OHIO POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,417,872      $2,412,973
  Transmission . . . . . . . . . . . . . . . . . . . .        768,043         767,548
  Distribution . . . . . . . . . . . . . . . . . . . .        762,195         766,639
  General (including mining assets). . . . . . . . . .        772,789         754,347
  Construction Work in Progress. . . . . . . . . . . .        116,285         100,820
          Total Electric Utility Plant . . . . . . . .      4,837,184       4,802,327
  Accumulated Depreciation and Amortization. . . . . .      2,017,622       1,992,082

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,819,562       2,810,245


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        120,238         138,224


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         42,041          20,803
  Accounts Receivable. . . . . . . . . . . . . . . . .        213,963         180,135
  Allowance for Uncollectible Accounts . . . . . . . .         (1,233)           (960)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        116,390         179,554
  Materials and Supplies . . . . . . . . . . . . . . .         65,614          66,791
  Accrued Utility Revenues . . . . . . . . . . . . . .         24,600          32,234
  Prepayments. . . . . . . . . . . . . . . . . . . . .         61,294          43,907

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        522,669         522,464

REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        427,662         433,822
  Other. . . . . . . . . . . . . . . . . . . . . . . .        227,908         211,550

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        655,570         645,372



            TOTAL. . . . . . . . . . . . . . . . . . .     $4,118,039      $4,116,305

See Notes to Consolidated Financial Statements.

                              OHIO POWER COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                           March 31,      December 31,
                                                             1994             1993
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .    $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       463,100         463,100
  Retained Earnings. . . . . . . . . . . . . . . . . .       490,259         474,500
          Total Common Shareowner's Equity . . . . . .     1,274,560       1,258,801
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       126,240         126,240
    Subject to Mandatory Redemption. . . . . . . . . .       115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,189,071       1,189,086

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,704,871       2,689,127

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       122,390         104,172

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .           397           5,397
  Short-term Debt. . . . . . . . . . . . . . . . . . .        13,288          40,250
  Accounts Payable . . . . . . . . . . . . . . . . . .       101,718         140,089
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       167,295         168,095
  Interest Accrued . . . . . . . . . . . . . . . . . .        29,848          20,862
  Obligations Under Capital Leases . . . . . . . . . .        24,176          21,916
  Other. . . . . . . . . . . . . . . . . . . . . . . .       117,227         107,592

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       453,949         504,201

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       708,620         725,283

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        45,021          45,795

REGULATORY LIABILITIES AND DEFERRED CREDITS. . . . . .        83,188          47,727

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,118,039      $4,116,305

See Notes to Consolidated Financial Statements.

                              OHIO POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 54,235      $ 49,287
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    35,975        36,560
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   (10,526)       (7,809)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (940)         (998)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (3,186)       (3,914)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (33,555)      (14,412)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    64,341         5,930
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     7,634         6,296
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (17,387)      (17,636)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (38,371)      (25,010)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     8,986         9,937
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    16,715        34,693
        Net Cash Flows From Operating Activities . . . . . .    83,921        72,924

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (27,575)      (19,979)
  Proceeds from Sale of Property and Other . . . . . . . . .    35,395           535
        Net Cash Flows From (Used For) Investing Activities.     7,820       (19,444)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    45,000       104,316
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (26,962)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (50,099)      (40,099)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (34,617)      (33,822)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,825)       (4,279)
        Net Cash Flows From (Used For) Financing Activities.   (70,503)       26,116

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    21,238        79,596
Cash and Cash Equivalents at Beginning of Period . . . . . .    20,803        71,056
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 42,041      $150,652

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized  amounts was $12,608,000 and
  $17,647,000 and for income taxes was $3,199,000 and $(3,563,000) in 1994 and 1993,
  respectively.   Noncash  acquisitions  under capital  leases were $14,048,000 and
  $3,415,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.

                        OHIO POWER COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      MARCH 31, 1994
                                    (UNAUDITED)
1.  GENERAL

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K.

2.  RECOVERY OF FUEL COSTS

         The municipal wholesale customers filed a complaint in November 1992 with the Securities and Exchange Commission (SEC) requesting an investigation of the July 1992 Martinka mining operations sale and an investigation into the pricing of affiliated coal purchases back to 1986. If actions of the SEC result in the Company being unable to recover a significant portion of the cost of affiliated coal, it would have a material adverse impact on results of operations and financial condition.

3.  FINANCING ACTIVITIES

         In January 1994 a coal mining subsidiary, Southern Ohio Coal Company (SOCCo), entered into three term loan agreements due January 2001 totaling $30 million with 6.20% fixed interest rates and one $15 million variable interest rate term loan agreement due in January 1999 with a 3.725% initial rate through July 1994. The proceeds were used in January 1994 to pay at maturity two fixed interest rate term loans, $20 million at 8% and $25 million at 8.01%. Also during January 1994 another coal mining subsidiary, Windsor Coal Company, retired at maturity a $5 million term loan with an interest rate of 8%.

4.  CONTINGENCIES

    Clean Air

         The installation of the flue gas desulfurization system (scrubbers) at the Gavin Plant for compliance with the Clean Air Act Amendments of 1990
    (CAAA) is expected to be completed at substantial cost savings and earlier than planned. Based on project performance through March 31, 1994, the final cost of the scrubbers is expected to be about 15% below the $815 million recoverable cost limit authorized in the stipulation agreement between the Company, the Public Utilities Commission of Ohio (PUCO) staff and the Ohio Consumers' Counsel. The scrubber in-service dates are now projected to be December 1994 and March 1995 for Gavin Units 1 and 2, respectively. On March 30, 1994, the Ohio Supreme Court upheld, on appeal, the PUCO approved CAAA compliance plan and related stipulation agreement. The compliance plan and stipulation agreement are discussed in
    Note 3 in the 1993 Annual Report.

    Meigs Mine Litigation

         On April 8, 1994 the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to SOCCo, a mining subsidiary, preventing the United States Environmental Protection Agency (Federal EPA) and the Federal Office of Surface Mining, Reclamation and Enforcement from interfering with the removal of water from Meigs 31 mine. The Court of Appeals remanded the case to the District Court with instructions to dismiss it for lack of jurisdiction. On April 22, 1994

    SOCCo filed a request for rehearing with the U.S. Sixth Circuit. The resolution of this litigation is not expected to have a material adverse impact on results of operations or financial condition. Note 3 in the 1993 Annual Report discusses the background of this litigation in detail.

    Superfund Site

         The Company was named as a third party defendant in a cost recovery action involving a superfund site. There are approximately two dozen parties involved in the litigation, about half of which have active industrial operations located at the site.

         The Company and other parties are alleged to have sent equipment containing PCBs to the site. PCBs have been identified as one of the chemicals at the site warranting remediation. The cost to date of site investigation and negotiations with Federal EPA is approximately $20 million. Parties to the suit have hired an independent arbitrator to apportion costs of the investigation phase. The Company has provisionally paid 1.25% of the investigation/negotiation costs. The Company's percentage share may be adjusted upward or downward depending on the outcome of the voluntary arbitration process. A cost allocation report is due in October 1994.

         Site remediation is presently estimated to be $40 million, although Federal EPA's 1986 Record of Decision initially proposed a remedy which would cost in excess of $60 million. The Company's ultimate share of the total cost cannot be estimated until the final responsibility of each party is established. If significant costs are incurred, results of operations would be adversely affected unless the costs can be recovered through insurance proceeds and/or the ratemaking process.

         The Company continues to be involved in certain other matters discussed in the 1993 Annual Report.

                        OHIO POWER COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION

                     FIRST QUARTER 1994 vs. FIRST QUARTER 1993
RESULTS OF OPERATIONS
    Net income increased 10% or $4.9 million primarily as a result of a 14% increase in energy sales due to severe winter weather and a $5.7 million decline in interest charges resulting from a debt refinancing program to refinance existing debt at lower interest rates partly offset by the favorable effect on 1993's net income of adopting SFAS 109, Accounting for Income Taxes.
    Other income statement lines which changed significantly were:
                                                    Increase (Decrease)
                                                    (in millions)    %

    Operating Revenues. . . . . . . . . . . . . . .       $56.9       13
    Fuel Expense. . . . . . . . . . . . . . . . . .        38.5       24
    Purchased Power Expense . . . . . . . . . . . .         5.3       35
    Other Operation Expense . . . . . . . . . . . .        (3.5)      (6)
    Federal Income Taxes. . . . . . . . . . . . . .         8.1       41
    Nonoperating Income . . . . . . . . . . . . . .        (6.6)     (80)

    The significant increase in operating revenues was primarily due to cold weather significantly increasing retail energy requirements for heating. The Company set a new all-time internal peak demand for energy as a result of below zero temperatures in the service territory. Retail revenues rose 7% mainly due to the increased energy sales to residential, commercial and industrial customers of 9%, 5% and 2%, respectively.
    Wholesale energy sales volume increased 34% primarily due to increased sales to un-affiliated utilities by the AEP System Power Pool (Power Pool) also resulting from the severe winter and forced outages at unaffiliated generating units. The Company also supplied a larger share of the Power Pool's energy requirements during the current period, primarily due to outages of an affiliate's two nuclear generating units for maintenance and refueling.
    Fuel expense rose due to increased generation reflecting the weather related increase in demand for energy from all customer classes and an increased average cost of fuel consumed. The increase in purchased power expense resulted mainly from increased energy purchases from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities to also meet the weather related demand for energy. Other operation expense decreased primarily due to a reduction of the amortization of the Company's pressurized fluidized bed combustion demonstration plant cost, which is described in Note 2 in the 1993 Annual Report. The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.
    Nonoperating income declined in 1994 mainly due to the effects of adopting SFAS 109 on a prospective basis in January 1993 and the recordation of interest income in 1993 on tax refunds received from the Internal Revenue Service in connection with the settlement of audits of prior years' tax returns.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the current period were $42 million.
    In January 1994 a coal mining subsidiary, Southern Ohio Coal Company (SOCCo), entered into three term loan agreements due January 2001 totaling $30 million with 6.20% fixed interest rates and one $15 million variable interest rate term loan agreement due in January 1999 with a 3.725% initial rate through July 1994. The proceeds were used in January 1994 to pay at maturity two fixed interest rate term loans, $20 million at 8% and $25 million at 8.01%. Also during January 1994 another mining subsidiary, Windsor Coal Company, retired at maturity a $5 million term loan with an interest rate of 8%.
CLEAN AIR
    Substantial cost savings and earlier completion dates are forecast for installation of the flue gas desulfurization system (scrubbers) at the Gavin Plant to comply with the Clean Air Act Amendments of 1990 (CAAA). Based on favorable performance through March 31, 1994, scrubber in-service dates are now projected to be December 1994 and March 1995 for Gavin Units 1 and 2, respectively. These target dates are more than eight months earlier than initially scheduled. The final cost of the scrubbers is expected to be about 15% below the $815 million recoverable cost limit authorized in the stipulation agreement between the Company, the Public Utilities Commission of Ohio (PUCO) staff and the Ohio Consumers' Counsel. The earlier completion dates and the lower estimated cost to complete further enhance the economics of the PUCO approved decision to build scrubbers at Gavin. On March 30, 1994, the Ohio Supreme Court upheld, on appeal, the PUCO approved CAAA compliance plan and related stipulation agreement. The compliance plan and stipulation agreement are discussed in Note 3 in the 1993 Annual Report.
MEIGS MINE LITIGATION
    On April 8, 1994 the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to SOCCo, preventing the United States Environmental Protection Agency (Federal EPA) and the Federal Office of Surface Mining, Reclamation and Enforcement from interfering with the removal of water from Meigs 31 mine. The Court of Appeals remanded the case to the District Court with instructions to dismiss it for lack of jurisdiction. On April 22, 1994 SOCCo filed a request for rehearing with the U.S. Sixth Circuit. The resolution of this litigation is not expected to have a material adverse impact on results of operations or financial condition. Note 3 in the 1993 Annual Report discusses this litigation in detail.
RECOVERY OF FUEL COSTS
    The municipal wholesale customers filed a complaint in November 1992 with the Securities and Exchange Commission (SEC) requesting an investigation of the July 1992 Martinka mining operations sale and an investigation into the pricing of affiliated coal purchases back to 1986. If actions of the SEC result in the Company being unable to recover a significant portion of the cost of affiliated coal, it would have a material adverse impact on results of operations and financial condition.
SUPERFUND SITE
    The Company was named as a third party defendant in a cost recovery action involving a superfund site. There are approximately two dozen parties involved in the litigation, about half of which have active industrial operations located at the site.
    The Company and other parties are alleged to have sent equipment containing PCBs to the site. PCBs have been identified as one of the chemicals at the site warranting remediation. The cost to date of site investigation and negotiations with Federal EPA is approximately $20 million. Parties to the suit have hired an independent arbitrator to apportion costs of the investigation phase. The Company has provisionally paid 1.25% of the investigation/negotiation costs. The Company's percentage share may be adjusted upward or downward depending on the outcome of the voluntary arbitration process. A cost allocation report is due in October 1994.
    Site remediation is presently estimated to be $40 million, although Federal EPA's 1986 Record of Decision initially proposed a remedy which would cost in excess of $60 million. The Company's ultimate share of the total cost cannot be estimated until the final responsibility of each party is established. If significant costs are incurred, results of operations would be adversely affected unless the costs can be recovered through insurance proceeds and/or the ratemaking process.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power Company ("OPCo")

    Reference is made to pages 42 and 43 of the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K") for a discussion of litigation with Ormet Corporation involving sulfur dioxide emission allowances. On May 2, 1994, AEP, OPCo and AEP Service Corporation and its two employee defendants filed a motion with the U.S. District Court seeking to dismiss the complaint filed by Ormet Corporation. On May 2, 1994, the U.S. Environmental Protection Agency ("Federal EPA") defendants also filed a motion to dismiss.


Item 5.  Other Information.

Indiana Michigan Power Company ("I&M")

    Reference is made to page 8 of the 1993 10-K for a discussion of an experimental retail wheeling proposal in Michigan. On April 11, 1994, the Michigan Public Service Commission ("MPSC") approved an experimental five-year retail wheeling program and ordered Consumers Power Company and Detroit Edison Company, unaffiliated utilities, to make transmission services available to a group of industrial customers, to be limited to 60 megawatts and 90 megawatts, respectively, of retail delivery capacity. The MPSC remanded to the adminis-trative law judge the issue of determining appropriate rates and charges for retail delivery service. The experiment seeks, as its goal, to determine whether a retail wheeling program best serves the public interest in a manner that promotes retail competition in a non-discriminatory fashion. During the experiment, the MPSC will collect information regarding the effects of retail wheeling.

AEP, AEP Generating Company ("AEGCo"), Appalachian Power Company ("APCo"), Columbus Southern Power Company ("CSPCo"), I&M, Kentucky Power Company ("KEPCo") and OPCo

    Reference is made to page 8 of the 1993 10-K for a discussion of the increasing competition in the electric utility industry and the transmission access provisions of the Energy Policy Act of 1992. On April 12, 1993, APCo, CSPCo, I&M, KEPCo and OPCo and two other AEP System companies filed a trans-mission tariff with the Federal Energy Regulatory Commission ("FERC") under which these AEP System companies would provide limited transmission service to any "eligible utility." The tariff covers the terms and conditions of the service, as well as the price which "eligible utilities" pay to wheel power on the AEP transmission system, regardless of the source of electric power generation. On September 3, 1993, the FERC issued an order accepting the transmission service tariff for filing, with the tariff becoming effective on September 7, 1993, subject to refund. On May 11, 1994, the FERC issued an order on rehearing. The FERC stated that an open access tariff should offer third parties access to the transmission system on the same or comparable basis, and under the same or comparable terms and conditions, as the transmis-sion provider's access to its system. As a result, the FERC has ordered a hearing to review the AEP transmission system in order to determine what services and prices should be included in the AEP tariff, particularly in comparison to those services and prices provided to the AEP System.

APCo

    Reference is made to page 16 of the 1993 10-K for a discussion of an order requiring the AEP System to provide transmission service. On April 14, 1994, the Federal Energy Regulatory Commission denied the petition for rehearing filed by AEP System companies.

CSPCo and OPCo

    Reference is made to pages 18 and 20 of the 1993 10-K for a discussion concerning the Ohio Energy Strategy Task Force. On April 15, 1994, the Task Force released its final report. The report contains seven broad implementa-tion strategies along with 53 specific initiatives to be undertaken by government and the private sector. One strategy recommends continuing to encourage competition in the electric utility industry in a manner which maximizes benefits and efficiencies for all customers. An initiative under this strategy recommends facilitating informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers.

AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

    Reference is made to page 28 of the 1993 10-K for a discussion of sulfur dioxide emission regulations issued by Federal EPA and a determination by Federal EPA that it had authority to defer action on acid rain compliance programs. Settlement of a portion of the pending appeal of the January 11, 1993 rulemaking relating to substitution and reduced utilization plans and the September 10, 1993 petition for review of Federal EPA's deferral of action on certain acid rain compliance programs has been reached among a group of utilities including APCo, CSPCo, I&M, KEPCo and OPCo, several environmental groups and Federal EPA. The settlement is subject to public notice and comment.

    Reference is made to page 29 of the 1993 10-K for a discussion of regula-tions governing nitrogen oxides emissions from Phase I units. On March 28, 1994, APCo, CSPCo, I&M, KEPCo, OPCo and a group of unaffiliated utilities filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the final nitrogen oxides emissions regulations signed by the Federal EPA Administrator on March 1, 1994 and published in the Federal Register on March 22, 1994. The National Coal Association has also filed a petition for review of these regulations.

    Reference is made to pages 31 and 32 of the 1993 10-K for a discussion of global climate change. AEP System companies have joined with nearly 800 investor-owned, municipal, rural electric cooperative and Federal utilities in a voluntary agreement signed with the U.S. Department of Energy ("DOE") on April 20, 1994 that is intended to lead to reductions in future greenhouse gas emissions through cost-effective actions. The actual steps the AEP System companies will take to reduce future emissions will not be known before late 1994 when it is anticipated that DOE will publish its rules governing the eligibility of actions for reporting under this voluntary program. The AEP System companies will not undertake actions that threaten their economic competitiveness, are incompatible with their Integrated Resource Plan, or are unacceptable to their regulators.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

         AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

             None

         (b) Reports on Form 8-K:

         AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

             No reports on Form 8-K were filed during the quarter ended    March
31, 1994.

     In the opinion of the companies, the financial statements contained herein reflect all adjustments (consisting of only normal recurring accruals) which are necessary to a fair presentation of the results of operations for the interim periods, except for the adjustments resulting from the adoption of SFAS 115 an American Electric Power Company, Inc. and Indiana Michigan Power Company.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

               AMERICAN ELECTRIC POWER COMPANY, INC.


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Treasurer

                       AEP GENERATING COMPANY


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Vice President
                                       and Treasurer

                      APPALACHIAN POWER COMPANY


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Vice President
                                       and Treasurer

                    COLUMBUS SOUTHERN POWER COMPANY


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Vice President
                                       and Treasurer

                    INDIANA MICHIGAN POWER COMPANY


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Vice President
                                        and Treasurer

                    KENTUCKY POWER COMPANY


G.P. Maloney                          P.J. DeMaria
G.P. Maloney, Vice President          P.J. DeMaria, Vice President
                                        and Treasurer

                    OHIO POWER COMPANY


G.P. Maloney                           P.J. DeMaria
G.P. Maloney, Vice President           P.J. DeMaria, Vice President
                                          and Treasurer


Date:  May 12, 1994