Form 10-Q
period 1994-06-30
AMERICAN ELECTRIC POWER COMPANY INC; APPALACHIAN POWER CO; COLUMBUS SOUTHERN POWER CO /OH/; INDIANA MICHIGAN POWER CO; KENTUCKY POWER CO; OHIO POWER CO; AEP GENERATING CO /OH/
filed 1994-08-12
CIK 4904, 6879, 22198, 50172, 55373, 73986, 857571

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended June 30, 1994

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period from          to

Commission  Registrant; State of Incorporation; I. R. S. Employer
File Number Address; and Telephone Number       Identification
No.
1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.   13-4922640
             (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

0-18135     AEP GENERATING COMPANY
             (An Ohio Corporation)                  31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

1-3457      APPALACHIAN POWER COMPANY
             (A Virginia Corporation)               54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (703) 985-2300

1-2680      COLUMBUS SOUTHERN POWER COMPANY
             (An Ohio Corporation)                  31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

1-3570      INDIANA MICHIGAN POWER COMPANY
             (An Indiana Corporation)               35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

1-6858      KENTUCKY POWER COMPANY
             (A Kentucky Corporation)               61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (606) 327-1111

1-6543      OHIO POWER COMPANY
             (An Ohio Corporation)                  31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
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

                                           Yes   X          No

The number of shares outstanding of American Electric Power
Company, Inc. Common Stock, par value $6.50, at July 31, 1994 was
184,535,000.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                            FORM 10-Q

               For The Quarter Ended June 30, 1994

                              INDEX

Part I.  FINANCIAL INFORMATION

 American Electric Power Company, Inc. and Subsidiary Companies:
          Consolidated Statements of Income and
           Consolidated Statements of Retained Earnings . . . . .

          Consolidated Balance Sheets . . . . . . . . . . . . . .

          Consolidated Statements of Cash Flows . . . . . . . . .

          Notes to Consolidated Financial Statements. . . . . . .

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition. . . . . . . . . .


AEP Generating Company:
          Statements of Income and Statements of Retained
            Earnings . . . . . . . . . . . . . . . . . . . . . .
          Balance Sheets . . . . . . . . . . . . . . . . . . . .
          Statements of Cash Flows . . . . . . . . . . . . . . .
          Notes to Financial Statements. . . . . . . . . . . . .
          Management's Narrative Analysis of Results of
            Operations  . . . . . . . . . .  . . . . . . . . . .

Appalachian Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition.. . . . . . . . .

Columbus Southern Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Narrative Analysis of Results of
            Operations . . . . . . . . . . . . . . . . . . . . .

Indiana Michigan Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . .

Kentucky Power Company:
          Statements of Income and Statements of Retained
            Earnings . . . . . . . . . . . . . . . . . . . . . .
          Balance Sheets . . . . . . . . . . . . . . . . . . . .
          Statements of Cash Flows . . . . . . . . . . . . . . .
          Notes to Financial Statements. . . . . . . . . . . . .
          Management's Narrative Analysis of Results of
            Operations . . . . . . . . . . . . . . . . . . . . .

Ohio Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . .

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                            FORM 10-Q

               For The Quarter Ended June 30, 1994

                              INDEX

Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . .
           Item 4 . . . . . . . . . . . . . . . . . . . .
           Item 5 . . . . . . . . . . . . . . . . . . . .
           Item 6 . . . . . . . . . . . . . . . . . . . .

SIGNATURES. . . . . . . . . . . . . .  . . . . . . . . . .

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

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                            1994        1993        1994        1993
OPERATING REVENUES . . . . . . . . . . . $1,348,563  $1,210,398  $2,836,747  $2,531,847

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . .    430,823     366,345     932,392     778,703
  Other Operation. . . . . . . . . . . .    244,398     236,417     490,730     468,308
  Maintenance. . . . . . . . . . . . . .    132,165     134,132     275,527     263,496
  Depreciation and Amortization. . . . .    142,611     132,183     281,442     262,732
  Taxes Other Than Federal Income Taxes.    121,963     114,211     250,183     235,304
  Federal Income Taxes . . . . . . . . .     57,176      31,914     129,597      87,143

          TOTAL OPERATING EXPENSES . . .  1,129,136   1,015,202   2,359,871   2,095,686

OPERATING INCOME . . . . . . . . . . . .    219,427     195,196     476,876     436,161

NONOPERATING INCOME (LOSS):
  Deferred Zimmer Plant Carrying
    Charges (net of tax) . . . . . . . .      1,139       6,649       3,558      15,943
  Other. . . . . . . . . . . . . . . . .     (7,422)      4,453      (2,601)     11,122

          TOTAL NONOPERATING INCOME
            (LOSS) . . . . . . . . . . .     (6,283)     11,102         957      27,065

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED DIVIDENDS. . . . . . . . . .    213,144     206,298     477,833     463,226

INTEREST CHARGES . . . . . . . . . . . .     96,036     105,308     194,607     214,089

PREFERRED STOCK DIVIDEND REQUIREMENTS
  OF SUBSIDIARIES. . . . . . . . . . . .     13,315      14,771      26,478      29,860

NET INCOME . . . . . . . . . . . . . . . $  103,793  $   86,219  $  256,748  $  219,277
AVERAGE NUMBER OF SHARES OUTSTANDING . .    184,535     184,535     184,535     184,535
EARNINGS PER SHARE . . . . . . . . . . .      $0.56       $0.47       $1.39       $1.19
CASH DIVIDENDS PAID PER SHARE. . . . . .      $0.60       $0.60       $1.20       $1.20


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                 June 30,               June 30,
                                            1994        1993        1994        1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $1,311,401  $1,381,096  $1,269,283  $1,358,800
NET INCOME . . . . . . . . . . . . . . .    103,793      86,219     256,748     219,277
DEDUCTIONS:
  Cash Dividends Declared. . . . . . . .    110,722     110,722     221,445     221,445
  Other. . . . . . . . . . . . . . . . .        436          63         550         102
BALANCE AT END OF PERIOD . . . . . . . . $1,304,036  $1,356,530  $1,304,036  $1,356,530
See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                             June 30,     December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,026,405    $ 9,079,130
  Transmission . . . . . . . . . . . . . . . . . . . .       3,207,212      3,169,347
  Distribution . . . . . . . . . . . . . . . . . . . .       3,825,289      3,743,047
  General (including mining assets and nuclear fuel) .       1,482,872      1,406,159
  Construction Work in Progress. . . . . . . . . . . .         317,102        314,489
         Total Electric Utility Plant . . . . . . . .      17,858,880     17,712,172
  Accumulated Depreciation and Amortization. . . . . .       6,648,087      6,612,131

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,210,793     11,100,041




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         732,069        724,373




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          32,346         42,561
  Accounts Receivable. . . . . . . . . . . . . . . . .         480,156        467,813
  Allowance for Uncollectible Accounts . . . . . . . .          (5,103)        (4,048)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         285,041        314,441
  Materials and Supplies . . . . . . . . . . . . . . .         207,799        207,373
  Accrued Utility Revenues . . . . . . . . . . . . . .         152,843        169,905
  Prepayments and Other. . . . . . . . . . . . . . . .         132,069         98,958

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,285,151      1,297,003



REGULATORY ASSETS:
  Amounts Due From Customers For
    Future Federal Income Taxes. . . . . . . . . . . .       1,360,858      1,363,802
  Other. . . . . . . . . . . . . . . . . . . . . . . .         924,952        856,182

          TOTAL REGULATORY ASSETS. . . . . . . . . . .       2,285,810      2,219,984

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,513,823    $15,341,401

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50; Shares Authorized -
    300,000,000; Shares Issued - 193,534,992, of
    which 8,999,992 were held in the treasury. . . . .    $ 1,257,977     $ 1,257,977
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      1,623,782       1,625,068
  Retained Earnings. . . . . . . . . . . . . . . . . .      1,304,036       1,269,283
          Total Common Shareowners' Equity . . . . . .      4,185,795       4,152,328
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .        233,240         268,240
    Subject to Mandatory Redemption. . . . . . . . . .        590,450         500,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .      4,849,189       4,964,060

          TOTAL CAPITALIZATION . . . . . . . . . . . .      9,858,674       9,885,078

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        613,664         509,317

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         55,584          31,141
  Short-term Debt. . . . . . . . . . . . . . . . . . .        367,303         278,976
  Accounts Payable . . . . . . . . . . . . . . . . . .        245,400         259,145
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        325,747         409,198
  Interest Accrued . . . . . . . . . . . . . . . . . .         85,534          91,161
  Obligations Under Capital Leases . . . . . . . . . .         83,324          62,215
  Other. . . . . . . . . . . . . . . . . . . . . . . .        372,984         338,988

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      1,535,876       1,470,824


DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      2,461,642       2,468,015

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        471,107         487,501

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        422,659         430,091

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        150,201          90,575

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .    $15,513,823     $15,341,401

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                       1994          1993
                                                         (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 256,748     $ 219,277
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    278,790       279,052
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (3,429)      (37,265)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (16,302)      (12,585)
    Amortization of Deferred Property Taxes. . . . . . . . .     59,910        61,324
  Changes in Certain Current Assets and Liabilities:
    Special Deposits - Restricted Funds. . . . . . . . . . .       -           16,316
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (11,288)        9,399
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     28,974        (5,193)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     17,062        65,296
    Prepayments and Other Current Assets . . . . . . . . . .    (33,111)      (39,687)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (13,745)      (34,617)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (83,451)      (22,116)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (50,802)       19,490
        Net Cash Flows From Operating Activities . . . . . .    429,356       518,691

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (292,509)     (248,657)
  Proceeds from Sale of Property and Other . . . . . . . . .     37,608        (1,476)
        Net Cash Flows Used For Investing Activities . . . .   (254,901)     (250,133)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     88,787        59,095
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    335,771       578,252
  Change in Short-term Debt (net). . . . . . . . . . . . . .     88,327        74,221
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (35,800)      (63,952)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (440,310)     (739,398)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (221,445)     (221,445)
        Net Cash Flows Used For Financing Activities . . . .   (184,670)     (313,227)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .    (10,215)      (44,669)
Cash and Cash Equivalents at Beginning of Period . . . . . .     42,561       128,896
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  32,346     $  84,227

Supplemental Disclosure:
  Cash paid for interest  net of capitalized amounts was $194,515,000 and $213,479,000 and for income taxes was $146,597,000 and $94,970,000 in 1994 and 1993, respectively.
  Noncash acquisitions  under capital leases were $116,161,000 and $21,720,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  RATE MATTERS

    Rate Activity

        On June 27, 1994, the Virginia State Corporation Commission issued a final order granting Appalachian Power Company (APCo) an annual increase in revenues of $17.9 million. APCo had requested to increase its Virginia retail rates by $31.4 million annually and on May 4, 1993, implemented the rates, subject to refund, based on an interim order. As a result of the final order, APCo will make a revenue refund to its customers by September 1, 1994 of $15.8 million. The refund will not impact future results of operations.

        On July 6, 1994, Ohio Power Company (OPCo) filed an application to increase base retail rates with the Public Utilities Commission of Ohio (PUCO) seeking a $152.5 million or 13.8% increase in annual revenues. More than half of the increase reflects recovery of costs associated with Gavin Plant's flue gas desulfurization system and other costs associated with meeting environmental restrictions imposed by the Clean Air Act Amendments of 1990 (CAAA). The remainder of the request seeks to recover increased service costs since the last base rate increase in July 1986; an increase in depreciation rates which includes recovery on a remaining life basis of the cost of plant and equipment and the cost of removal of plant and equipment; and recovery of costs associated with pressurized fluidized bed combustion research and development as well as energy conservation demand-side management programs.

    Recovery of Fuel Costs

         In May 1994 the PUCO issued an order to OPCo related to fuel costs included in the electric fuel component (EFC) rate for retail customers for the period beginning December 1, 1992 through November 30, 1993. As part of the EFC review, the PUCO ruled that a 1993 dragline lease buyout by a subsidiary, Central Ohio Coal Company (COCCo), was a proper coal expense to be passed through the EFC. However, the PUCO denied recovery of the buyout as a component of affiliated coal cost during the fuel period under review. The PUCO ruled that the cost should have been included in fuel costs in 1991 when the dragline was idled. However, the cost would not have been recovered since OPCo's fuel costs in 1991 were already in excess of a PUCO ordered price cap. As a result a fuel cost disallowance was recorded in June 1994 resulting in an adverse impact on net income of $4.3 million net of taxes.

         The PUCO also reviewed the 1992 sale of OPCo's Martinka mining operation and a 20-year coal supply contract with an affiliate of the buyer. Although the PUCO auditor found that the sale of the Martinka mine was reasonable, the PUCO stated that its responsibility is not to approve such transactions but to determine if fuel acquisition and delivery costs are fair and reasonable during the audit period. The PUCO found that the cost of the coal contract was reasonable during the fuel period under review.

         The PUCO strongly recommended that another subsidiary, Windsor Coal Company, not supply coal to OPCo's Cardinal Unit 1 after the January 1995 commencement of Phase I of the CAAA. AEP's systemwide PUCO approved CAAA Phase I compliance plan includes continued use of Windsor coal at Cardinal Unit 1 until the commencement of Phase II of the CAAA in January 2000. The PUCO also recommended that OPCo commence negotiations with customers regarding the recovery of its investment in the affiliated Windsor and COCCo mines. Unless the cost of affiliated mine closures can be recovered from customers, results of operations and financial condition would be adversely affected.

3.  FINANCING AND RELATED ACTIVITIES

        In June 1994 subsidiaries issued a $40 million series of 7.63% First Mortgage Bonds due in 2001 and two series of Cumulative Preferred Stock, $30 million at 6.85% and $25 million at 7%.

4.  VALUATION OF SECURITIES

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS
    115) which requires fair value accounting for investments in equity securities with readily determinable market values and investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be reported as a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.

        The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trust fund assets of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity. In accordance with SFAS 115, prior year amounts were not restated.

        The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities ranged from 1994 to 2024.

5.  CONTINGENCIES

    Kammer Plant

        On August 4, 1994, the United States Environmental Protection Agency (Federal EPA) issued a Notice of Violation
    (NOV) to OPCo alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. The Clean Air Act provides that Federal EPA may, after the expiration of 30 days following the issuance of the NOV, commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. OPCo is entering into discussions with Federal EPA in an effort to resolve the issue of the appropriate sulfur dioxide emission limits for the Kammer Plant. At this time management is unable to determine the ultimate impact of this matter on results of operations and financial condition.

    Proposed Changes in Regulation

        The Public Utility Holding Company Act of 1935 (1935
    Act) is being reviewed by the Securities and Exchange Commission (SEC) and Congress for possible revision. Amendments being considered could alter the policy for pricing affiliated transactions under the 1935 Act and result in the application of a lower of cost or market test to determine the allowed price for affiliated company trans-actions. Included in provisions being considered in the legislation is a grandfathering feature that would exempt contracts between affiliates entered into before the passage of the legislation. Unless the Company's affiliated coal mining contracts are exempted, passage of such legislation or revisions of the SEC regulations under the 1935 Act could negatively impact the Company's ability to recover its cost of affiliated coal mining operations. The inability to recover such costs including any shutdown costs would adversely affect results of operations and possibly financial condition.

    Other

        The Company continues to be involved in certain other matters discussed in the 1993 Annual Report.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
     Net income increased 20% or $17.6 million in the second quarter and 17% or $37.5 million in the year-to-date period primarily due to increased sales; rate increases in several jurisdictions; and decreased interest expense due to the refinancing of debt at lower interest rates. The favorable effect on net income of the weather and rate increases was partly offset by excessive winter storm damage of $46 million of which $23.5 million was deferred in the Virginia jurisdiction for future recovery; a fuel cost disallowance of $4.3 million after tax related to the idling of the affiliated Big Muskie dragline; the inability to recover the cost of idling a second affiliated dragline under certain major industrial contracts which do not provide for the direct recovery of such costs; and a $8.2 million after tax provision for loss recorded in the second quarter of 1994 for a demand side management investment.
    Income statement lines which changed significantly were:
                                       Increase (Decrease)
                               Second Quarter     Year-to-Date
                              (in millions)  %  (in millions)  %

Operating Revenues. . . . . . .  $138.2     11     $304.9     12
Fuel and Purchased
  Power Expense . . . . . . . .    64.5     18      153.7     20
Depreciation and
  Amortization Expense. . . . .    10.4      8       18.7      7
Taxes Other Than
  Federal Income Taxes. . . . .     7.8      7       14.9      6
Federal Income Taxes. . . . . .    25.3     79       42.5     49
Deferred Zimmer Plant Carrying
  Charges (net of tax). . . . .    (5.5)   (83)     (12.4)   (78)
Other Nonoperating Income . . .   (11.9)   N.M.     (13.7)   N.M.
Interest Charges. . . . . . . .    (9.3)    (9)     (19.5)    (9)

N.M. = Not Meaningful

     The substantial increase in operating revenues in both periods was due to retail rate increases, increased energy usage reflecting severe weather and growth in industrial energy requirements. The AEP System set an all-time peak demand for energy as a result of the unseasonably hot weather in June 1994 and a new winter peak demand for energy in January 1994 as a result of the extremely cold winter weather. The retail rate increases were in the Indiana, Michigan, Ohio and Virginia jurisdictions. As a result of the severe winter weather and hot June, energy sales to residential and commercial customers increased 4% and 6%, respectively, in the quarter and 7% and 5%, respectively, in the year-to-date period. Growth in the number of customers and increased energy usage accounted for the increase in industrial sales.
    Wholesale energy sales volume increased 11% in the quarter and 18% for the year-to-date period due to increased sales to unaffiliated utilities by the AEP System Power Pool resulting from the unseasonable weather and forced outages at unaffiliated generating units.
     In both periods fuel and purchased power expense increased significantly due to the weather-related increase in energy consumption which increased generation and energy purchases from unaffiliated utilities for immediate pass-through sales to other unaffiliated utilities. Also contributing to the rise in fuel expense during both periods was the cost of idling two affiliated draglines and increased utilization of coal-fired generation due to a reduction in low-cost nuclear generation resulting from a refueling outage at one nuclear unit and a maintenance outage at the other nuclear unit.
     The increase in depreciation and amortization expense was primarily due to the amortization of Zimmer Plant phase-in costs which increased sharply due to a court ordered cessation of phase-in plan deferrals in February 1994 and their subsequent amortization, commensurate with their recovery.
     The increase in taxes other than federal income tax expense was primarily due to increased West Virginia business and occupation tax on generation reflecting the increase in generation at West Virginia power plants and an increase in Ohio real and personal property taxes due to an increase in valuation and tax rates.
    Federal income tax expense attributable to operations increased primarily due to an increase in pre-tax operating income.
    Deferred Zimmer Plant carrying charges declined from the prior year since the carrying charges in 1994 were accrued on the unamortized phase-in plan deferral balance while the 1993 carrying charges were accrued on the larger Zimmer Plant investment not yet phased into rates.
     The decrease in the quarter and year-to-date periods in other nonoperating income was mainly due to a subsidiary, AEP Investments, Inc., recording a provision for loss of $8.2 million after tax in June 1994 on a demand side management investment. Also contributing to the decrease in the year-to-date period was the effect of interest income recorded in March 1993 on tax refunds received from the Internal Revenue Service in connection with the settlement of audits of prior years' tax returns.
    Refinancing programs of several major subsidiaries during 1993 reduced the average interest rate on outstanding long-term debt in 1994 and also decreased the principal amount of long-term debt outstanding resulting in the decline in interest expense in both periods.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first six months of 1994 were $411 million.
    During the first six months subsidiaries issued $335 million principal amount of long-term debt at interest rates ranging from 3.725% (variable) to 7.63% and three series of cumulative preferred stock: $35 million at 6.30%, $30 million at 6.85% and $25 million at 7%. Subsidiaries retired $432 million principal amount of long-term debt with interest rates ranging from 5-1/8% to 9-7/8%; redeemed $35 million of $100 par value 7.76% cumulative preferred stock; and increased short-term debt by $88 million since the beginning of the year.
RECOVERY OF FUEL COSTS
     In May 1994 the Public Utilities Commission of Ohio (PUCO) issued an order to Ohio Power Company (OPCo) related to fuel costs included in the electric fuel component (EFC) rate for retail customers for the period beginning December 1, 1992 through November 30, 1993. As part of the EFC review, the PUCO ruled that a 1993 dragline lease buyout by a subsidiary, Central Ohio Coal Company (COCCo), was a proper coal expense to be passed through the EFC. However, the PUCO denied recovery of the buyout as a component of affiliated coal cost during the fuel period under review. The PUCO ruled that the cost should have been included in fuel costs in 1991 when the dragline was idled. However, the cost would not have been recovered since OPCo's fuel costs in 1991 were already in excess of a PUCO ordered price cap. As a result a fuel cost disallowance was recorded in June 1994 resulting in an adverse impact on net income of $4.3 million net of taxes.
     In June 1994 COCCo idled another leased dragline and shovel and bought out the lease. Management concluded that this mining equipment would no longer be needed due to the Muskingum River Plant's Clean Air Act Amendments of 1990 (CAAA) compliance plan to use low sulfur coal from unaffiliated sources. The idling of this equipment and related lease buyout are not expected to have a material effect on future results of operations.
     The PUCO also reviewed the 1992 sale of OPCo's Martinka mining operation and a 20-year coal supply contract with an affiliate of the buyer. Although the PUCO auditor found that the sale of the Martinka mine was reasonable, the PUCO stated that its responsibility is not to approve such transactions but to determine if fuel acquisition and delivery costs are fair and reasonable during the audit period. The PUCO found that the cost of the coal contract was reasonable during the fuel period under review.
     The PUCO strongly recommended that another subsidiary, Windsor Coal Company, not supply coal to OPCo's Cardinal Unit 1 after the January 1995 commencement of Phase I of the CAAA.
AEP's systemwide PUCO approved CAAA Phase I compliance plan includes continued use of Windsor coal at Cardinal Unit 1 until the commencement of Phase II of the CAAA in January 2000. The PUCO also recommended that OPCo commence negotiations with customers regarding the recovery of its investment in the affiliated Windsor and COCCo mines. Unless the cost of affiliated mine closures can be recovered from customers, results of operations and financial condition would be adversely affected.
RATE ACTIVITY
    On July 6, 1994, OPCo filed with the PUCO for an annual revenue increase of $152.5 million. More than half of the requested rate increase is to recover costs associated with Gavin Plant's flue gas desulfurization system (scrubbers) and other costs resulting from complying with CAAA. The remainder of the increase is to recover the additional cost of providing service to customers since the last base rate increase in July of 1986; increased depreciation rates for investment in plant and equip-ment based on a remaining life method and recovery of site specific removal costs; and recovery of costs associated with pressurized fluidized bed combustion research and development and energy conservation demand-side management programs.
NOTICE OF VIOLATION - KAMMER PLANT
    On August 4, 1994, the United States Environmental
Protection Agency (Federal EPA) issued a Notice of Violation
(NOV) to OPCo alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. By law the Federal EPA may seek penalties of up to $25,000 per day for each day of violation. OPCo is entering into discussions with Federal EPA in an effort to resolve the issue of the appropriate sulfur dioxide emission limits for the Kammer Plant. At this time management is unable to determine the ultimate impact of this matter on results of operations and financial condition.
PROPOSED CHANGES IN REGULATION
    Congress is considering amendments to the Public Utility Holding Company Act of 1935 (1935 Act) and the Securities and Exchange Commission is considering amending its rules promulgated under the 1935 Act. These amendments could alter the policy for pricing affiliated transactions under the 1935 Act and result in the application of a lower of cost or market test to determine the allowed price for affiliated company transactions. Pro-visions in the legislation being considered may create a grandfathering feature that would exempt contracts between affiliates entered into before the passage of the legislation. The adoption of any new policy regarding pricing of affiliated transactions could affect the Company's ability to recover the costs of its affiliated mining operations.
NUCLEAR DECOMMISSIONING
    The Financial Accounting Standards Board (FASB), on June 15, 1994, added Accounting for Nuclear Decommissioning Liabilities to its agenda. Among the topics to be studied is the question of when future decommissioning liabilities should be recognized.
The Company and the electric utility industry accrue such costs over the service life of its facilities. Should the FASB decide to require that the liability for such costs be recorded in full, it is expected that the Company will be able to record a related asset. As a result it is not expected that the FASB project will materially affect results of operations or financial position. FOREIGN PROJECTS
    On June 27, 1994, AEP Resources International, LTD. (AEPRI) signed an agreement of intent which could lead to a joint venture with the Northeast China Electric Power Group Corporation (NEPG) to finance, construct and operate two 1300-megawatt coal-fired generating units (the Project) in Suizhong, Liaoning Province, People's Republic of China (PRC).
    Based on the agreement, if the decision is made to construct the plants, the total investment by the joint venture in the Project is currently estimated to be $2 billion U.S. dollars. Each party to the joint venture will have an equity interest and may represent other parties having equity interests in the joint venture. It is intended that the aggregate equity interest by NEPG and their parties to the joint venture will be 51% and that the aggregate equity interest in the joint venture by AEPRI and its parties to the joint venture will be 49%.
    AEPRI has filed at the Federal Energy Regulatory Commission
(FERC) for authority to be an exempt wholesale generator to operate and own an interest in the Project. American Electric Power Company, Inc. and AEP Resources, Inc., the parent of AEPRI, have filed with SEC under the 1935 Act for authority to raise up to $300 million of debt or equity which may be invested in the Project and other independent power projects.
    The Project will build the largest coal-fired generating units in Asia. Construction could begin within two years with operation expected shortly after 2000.

                          AEP GENERATING COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1994      1993         1994        1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $59,530    $54,138     $119,431    $112,902

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    25,709     19,555       51,739      42,730
  Rent - Rockport Plant Unit 2 . . . . .    16,574     16,574       33,152      33,188
  Other Operation. . . . . . . . . . . .     2,680      2,838        5,283       5,498
  Maintenance. . . . . . . . . . . . . .     2,790      3,335        5,575       6,673
  Depreciation . . . . . . . . . . . . .     5,408      5,382       10,816      10,838
  Taxes Other Than Federal Income Taxes.     1,403      1,359        2,492       2,971
  Federal Income Taxes . . . . . . . . .     1,166      1,074        2,475       2,449

          TOTAL OPERATING EXPENSES . . .    55,730     50,117      111,532     104,347

OPERATING INCOME . . . . . . . . . . . .     3,800      4,021        7,899       8,555

NONOPERATING INCOME. . . . . . . . . . .       868      1,121        1,685       2,520

INCOME BEFORE INTEREST CHARGES . . . . .     4,668      5,142        9,584      11,075

INTEREST CHARGES . . . . . . . . . . . .     2,392      2,747        4,817       5,424

NET INCOME . . . . . . . . . . . . . . .   $ 2,276    $ 2,395     $  4,767    $  5,651



                     STATEMENTS OF RETAINED EARNINGS
                               (UNAUDITED)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1994      1993         1994        1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $1,269    $19,232      $1,339      $23,173

NET INCOME . . . . . . . . . . . . . . .     2,276      2,395       4,767        5,651

CASH DIVIDENDS DECLARED. . . . . . . . .     2,360      7,197       4,921       14,394

BALANCE AT END OF PERIOD . . . . . . . .    $1,185    $14,430      $1,185      $14,430



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                         AEP GENERATING COMPANY
                             BALANCE SHEETS
                               (UNAUDITED)

                                                    June 30,     December 31,
                                                      1994           1993
                                                        (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $625,816       $627,502
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,702          1,757
  Construction Work in Progress . . . . . . . . . . . . . .      2,223          1,773
          Total Electric Utility Plant. . . . . . . . . . .    630,741        631,032
  Accumulated Depreciation. . . . . . . . . . . . . . . . .    189,455        181,587


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    441,286        449,445




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .         24              3
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     18,614         18,729
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     15,264         12,867
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,242          4,121
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        579            731


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     38,723         36,451




DEFERRED FEDERAL INCOME TAX ASSETS. . . . . . . . . . . . .      7,256         10,975


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     32,010         30,536




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $519,275       $527,407

See Notes to Financial Statements.
/TABLE

                         AEP GENERATING COMPANY
                             BALANCE SHEETS
                               (UNAUDITED)

                                                    June 30,     December 31,
                                                      1994           1993
                                                        (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     50,335         54,435
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      1,185          1,339
          Total Common Shareowner's Equity. . . . . . . . .     52,520         56,774
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .    108,264        108,188

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    160,784        164,962

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      2,181          1,736

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .     10,250         15,250
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .     10,619          8,809
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      6,476          3,697
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      2,955          2,963
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .      5,588          5,588
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,336          1,063

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     38,224         37,370

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    214,867        218,646

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     82,209         83,901

DEFERRED AMOUNTS DUE TO CUSTOMERS FOR
  FEDERAL INCOME TAXES. . . . . . . . . . . . . . . . . . .     20,019         20,792

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .        991           -

CONTINGENCIES (Note 2)

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $519,275       $527,407

See Notes to Financial Statements.

                         AEP GENERATING COMPANY
                        STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1994           1993
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,767       $  5,651
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    10,816         10,838
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,945          1,899
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,692)        (1,695)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (3,779)        (3,779)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .       115          1,031
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (2,518)         2,408
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     1,810            393
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     2,779         12,878
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .       849         (1,138)
        Net Cash Flows From Operating Activities . . . . . .    16,092         28,486

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (2,050)        (1,291)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .    (4,100)          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (5,000)          -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (4,921)       (14,394)
        Net Cash Flows Used For Financing Activities . . . .   (14,021)       (14,394)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .        21         12,801
Cash and Cash Equivalents at Beginning of Period . . . . . .         3         27,974
Cash and Cash Equivalents at End of Period . . . . . . . . .  $     24       $ 40,775


Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $4,659,000 and $5,294,000 and for income taxes was $(986,000) and $(9,550,000) in 1994 and
  1993, respectively.

See Notes to Financial Statements.

                     AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1994
                           (UNAUDITED)

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

                     AEP GENERATING COMPANY
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

    Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments. Net income declined $0.1 million or 5% in the second quarter and $0.9 million or 16% in the year-to-date period reflecting a reduction in common equity on which a return is earned and lower interest income, offset in part by an increase in the return on other capital due to significantly lower temporary cash investments during 1994. The reduction in common equity resulted from the payment of dividends in excess of net income as well as returns of capital to the parent company.
    Income statement items which changed significantly were as follows:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $ 5.4      10      $ 6.5       6
Fuel Expense . . . . . . . .      6.2      31        9.0      21
Other Operation Expense. . .     (0.2)     (6)      (0.2)     (4)
Maintenance Expense. . . . .     (0.5)    (16)      (1.1)    (16)
Taxes Other Than Federal
  Income Taxes . . . . . . .       -        -       (0.5)    (16)
Federal Income Taxes . . . .      0.1       9         -        -
Nonoperating Income. . . . .     (0.3)    (23)      (0.8)    (33)
Interest Charges . . . . . .     (0.4)    (13)      (0.6)    (11)

    The increase in operating revenues reflects the recovery of increased fuel costs.
    Fuel expense increased as generation increased 29% in the second quarter and 9% in the year-to-date period. Generation was lower in 1993 due to Rockport Plant Unit 2 being out-of-service for routine maintenance in April and May of 1993. The effect of a coal transportation cost refund received in the first quarter of 1993 also contributed to the increase in comparative fuel expense during the year-to-date period. Other operation expenses decreased due to lower administrative and general costs. Higher maintenance expense in 1993 due to planned boiler inspections and repairs at both Rockport Plant units resulted in the decrease in maintenance expense in 1994 as only one unit is scheduled for maintenance during the current year. Taxes other than federal income taxes decreased in the year-to-date period as a result of an over accrual adjustment for Indiana property taxes recorded in 1993 and a reduction in Indiana supplemental net income taxes reflecting reduced taxable income for state tax purposes. The increase in federal income tax expense attributable to operations in the second quarter was primarily due to an increase in pre-tax operating income.
    Nonoperating income decreased in both periods due to a significant reduction in interest income as well as related tax reflecting reduced temporary cash investments in 1994 as compared to 1993. The reduction in year-to-date nonoperating income was also caused by interest income recorded in March 1993 on prior years' income tax refunds from the Internal Revenue Service. The redemption of a $55 million installment purchase contract in December 1993 accounted for the decline in interest charges.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1994         1993        1994         1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $369,862     $340,617    $807,957     $733,653

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   95,156       84,602     206,694      168,611
  Purchased Power. . . . . . . . . . . .   76,741       71,540     171,604      163,294
  Other Operation. . . . . . . . . . . .   45,875       47,878      94,467       93,078
  Maintenance. . . . . . . . . . . . . .   30,419       29,557      70,996       57,793
  Depreciation and Amortization. . . . .   31,670       30,583      63,182       61,090
  Taxes Other Than Federal Income Taxes.   29,356       24,417      62,405       51,656
  Federal Income Taxes . . . . . . . . .   11,983        7,167      30,005       25,511

          TOTAL OPERATING EXPENSES . . .  321,200      295,744     699,353      621,033

OPERATING INCOME . . . . . . . . . . . .   48,662       44,873     108,604      112,620
NONOPERATING LOSS. . . . . . . . . . . .     (853)      (1,349)     (3,543)      (2,437)
INCOME BEFORE INTEREST CHARGES . . . . .   47,809       43,524     105,061      110,183
INTEREST CHARGES . . . . . . . . . . . .   23,801       25,096      48,521       50,201
NET INCOME . . . . . . . . . . . . . . .   24,008       18,428      56,540       59,982
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    3,688        4,216       7,280        8,455
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 20,320     $ 14,212    $ 49,260     $ 51,527


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1994         1993        1994         1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $229,721     $240,507    $227,816     $229,920
NET INCOME . . . . . . . . . . . . . . .   24,008       18,428      56,540       59,982
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   27,035       26,729      54,070       53,458
    Cumulative Preferred Stock . . . . .    3,674        4,100       7,081        8,222
  Capital Stock Expense. . . . . . . . .      185          117         370          233

BALANCE AT END OF PERIOD . . . . . . . . $222,835     $227,989    $222,835     $227,989

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,811,296      $1,781,005
  Transmission . . . . . . . . . . . . . . . . . . . .        994,139         987,147
  Distribution . . . . . . . . . . . . . . . . . . . .      1,260,602       1,225,436
  General. . . . . . . . . . . . . . . . . . . . . . .        154,322         140,942
  Construction Work in Progress. . . . . . . . . . . .         69,310          59,170
          Total Electric Utility Plant . . . . . . . .      4,289,669       4,193,700
  Accumulated Depreciation and Amortization. . . . . .      1,592,104       1,550,855

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,697,565       2,642,845



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         49,718          51,551



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          3,894           4,626
  Accounts Receivable (net). . . . . . . . . . . . . .        136,275         130,862
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         56,397          46,881
  Materials and Supplies . . . . . . . . . . . . . . .         45,186          43,351
  Accrued Utility Revenues . . . . . . . . . . . . . .         43,895          58,294
  Prepayments. . . . . . . . . . . . . . . . . . . . .         14,993           7,430

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        300,640         291,444


REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        316,712         320,160
  Other. . . . . . . . . . . . . . . . . . . . . . . .        146,414         122,367

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        463,126         442,527

            TOTAL. . . . . . . . . . . . . . . . . . .     $3,511,049      $3,428,367

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          June 30,      December 31,
                                                            1994            1993
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      494,408         494,834
  Retained Earnings. . . . . . . . . . . . . . . . . .      222,835         227,816
          Total Common Shareowner's Equity . . . . . .      977,701         983,108
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      190,450         160,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,158,048       1,215,124

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,381,199       2,413,682

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       60,722          55,865

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .      115,150          39,500
  Accounts Payable . . . . . . . . . . . . . . . . . .       94,586          68,158
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       39,452          52,128
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,761          13,670
  Interest Accrued . . . . . . . . . . . . . . . . . .       16,405          18,212
  Revenue Refunds Accrued. . . . . . . . . . . . . . .       15,846            -
  Other. . . . . . . . . . . . . . . . . . . . . . . .       65,032          71,259

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      360,232         262,927

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      588,016         578,948

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       80,722          82,987

REGULATORY LIABILITIES AND DEFERRED CREDITS. . . . . .       40,158          33,958

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,511,049      $3,428,367

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1994           1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  56,540    $  59,982
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .     64,453       62,308
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     12,492       (3,490)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,448)      (2,463)
    Deferred Power Supply Costs (net). . . . . . . . . . . .      5,959       15,213
    Storm Damage Expense Deferrals (net) . . . . . . . . . .    (22,803)      (2,347)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     (5,413)      (6,088)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (11,351)     (10,701)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     14,399       14,489
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     26,428      (12,437)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (12,676)       1,668
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (9,467)       7,470
        Net Cash Flows From Operating Activities . . . . . .    116,113      123,604

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (102,812)     (80,614)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     29,574         -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .       -         138,737
  Change in Short-term Debt (net). . . . . . . . . . . . . .     75,650        1,900
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (58,221)    (126,663)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (54,070)     (53,458)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (6,966)      (8,244)
        Net Cash Flows Used For Financing Activities . . . .    (14,033)     (47,728)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .       (732)      (4,738)
Cash and Cash Equivalents at Beginning of Period . . . . . .      4,626        9,501
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   3,894    $   4,763

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $49,161,000 and $51,556,000 and for income  taxes was  $27,781,000  and $27,937,000  in 1994 and  1993, respectively.
  Noncash acquisitions under capital leases were $13,773,000 and $5,460,000 in 1994 and
  1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

           APPALACHIAN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  RATE MATTERS

        On June 27, 1994, the Virginia State Corporation Commission issued a final order granting the Company an annual increase in revenues of $17.9 million. The Company had requested to increase its Virginia retail rates by $31.4 million annually and on May 4, 1993, implemented the rates, subject to refund, based on an interim order. As a result of the final order, the Company will make a revenue refund to its customers by September 1, 1994 of $15.8 million. The refund will not impact future results of operations.

3.  FINANCING ACTIVITIES

        In June 1994, the Company issued $30 million of $100 stated value 6.85% cumulative preferred stock.

4.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

           APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
    Net income increased $5.6 million or 30% in the quarter due to unseasonable weather and the favorable resolution of a rate proceeding in the Virginia retail jurisdiction. Although severe winter weather caused energy sales to increase substantially and retail rates were increased in the Virginia jurisdiction, year-to-date net income decreased $3.4 million or 6% primarily due to excessive winter storm damage. In both periods the favorable impact of the unseasonable weather on energy sales was partly offset by increased capacity costs from the AEP System Power Pool (Power Pool) and an increase in West Virginia business and occupation taxes on generation reflecting a weather-related increase in generation.
    Income statement lines which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $29.2       9      $74.3       10
Fuel Expense . . . . . . .      10.6      12       38.1       23
Purchased Power Expense. .       5.2       7        8.3        5
Maintenance Expense. . . .       0.9       3       13.2       23
Taxes Other Than Federal
  Income Taxes . . . . . .       4.9      20       10.7       21
Federal Income Taxes . . .       4.8      67        4.5       18
Nonoperating Loss. . . . .      (0.5)    (37)       1.1       45
Interest Charges . . . . .      (1.3)     (5)      (1.7)      (3)

    The significant increase in operating revenues in both periods was primarily due to increased energy demand by retail and wholesale customers as a result of unseasonable weather (severe winter weather in the first quarter of 1994 and unseasonably hot weather in June 1994) and the effects of the retail rate increase. Residential energy sales increased 1% in the quarter and 6% in the year-to-date period; sales to commercial customers rose 5% in both periods; and industrial sales increased 3% in the quarter and 2% in the year-to-date period. Wholesale energy sales increased as sales to unaffiliated utilities, including the Company's share of sales to unaffiliated utilities made by the Power Pool, increased as a result of the unseasonable weather and outages at unaffiliated generating units.
    Fuel expense increased in both periods primarily due to an increase in coal-fired generation reflecting the increased demand for retail and wholesale energy and fewer maintenance outages offset in part by a reduction in the average cost of fuel burned.
    Increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities resulted in the increase in purchased power expense in both periods reflecting the impact of severe winter weather in the first quarter of 1994, hot weather in the second quarter and outages at unaffiliated generating units on demand for wholesale energy. Increased Power Pool capacity charges also contributed to increased purchased power expense. The Power Pool allocates capacity costs to its members based on their relative peak demands in the prior twelve months. As a result of a new all-time internal peak demand experienced in January 1994, the Company is charged with a greater portion of the Power Pool's capacity charges which are recorded as purchased power expense. Until the Company is able to recover from its ratepayers the increase in capacity charges, currently estimated to be $27 million for 1994 when compared to 1993, results of operations will be adversely affected. The Company's ability to timely recover the additional Power Pool capacity charges above those currently in rates is affected by the time required to file and receive a base rate increase in Virginia and the three-year rate change moratorium in West Virginia ending October 31, 1996.
    A January 1994 snow storm, primarily in the West Virginia service territory, two major ice storms in February and March 1994, mainly in the Virginia service territory, and several other smaller storms significantly increased year-to-date maintenance expense. Storm damage expenditures from these storms in 1994 were $43 million of which $23.5 million of Virginia jurisdictional incremental expenses were deferred for future recovery as a regulatory asset in accordance with a prior precedent. Should the Company be unable to recover such deferrals in its next Virginia rate case, results of operations would be adversely impacted. The storm-related increases in maintenance expense were partly offset by reduced generating plant maintenance.
    Taxes other than federal income taxes increased primarily due to the generation based West Virginia business and occupation tax reflecting increased generation at West Virginia power plants to meet the increase in demand.
    The increase in federal income tax expense in both periods was primarily due to an increase in pre-tax operating income and changes in certain book/tax differences which are accounted for on a flow-through basis for rate-making purposes. Under SFAS 109, Accounting for Income Taxes, deferred taxes associated with book/tax differences flowed through to affect cost of service for rate-making purposes are recorded on the balance sheet with a corresponding regulatory asset or liability however, the current effect of such items is reflected in the income statement.
     The implementation of SFAS 112 Employers' Accounting for Postemployment Benefits by the Company's subsidiaries which were formerly engaged in coal-mining and the recordation of increased retiree benefits expense by these subsidiaries resulted in the year-to-date increase in nonoperating loss.
    Interest expense decreased primarily as a result of refinancing long-term debt at lower interest rates partly offset by the effect of an increase in short-term debt and the accrual of interest on the revenue refund.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first six months of 1994 were $117 million, a 35% increase.
    In March 1994, the Company redeemed the remaining $56.7 million outstanding balance of 8-3/4% Series First Mortgage Bonds due in 2017. In June 1994, the Company issued $30 million of $100 stated value 6.85% cumulative preferred stock. Outstanding short-term debt increased $75.7 million from year-end levels.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                     1994         1993        1994         1993
                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . $256,754     $219,820    $512,583     $439,695
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   48,022       32,648     101,654       82,778
  Purchased Power. . . . . . . . . . . .   35,249       44,695      74,645       78,285
  Other Operation. . . . . . . . . . . .   44,318       40,038      86,862       80,756
  Maintenance. . . . . . . . . . . . . .   16,780       17,288      32,608       33,795
  Depreciation . . . . . . . . . . . . .   20,728       21,469      41,318       42,831
  Amortization (Deferral) of Zimmer
    Plant Phase-in Costs . . . . . . . .    7,466       (2,325)     10,851       (5,917)
  Taxes Other Than Federal Income Taxes.   26,148       25,180      51,444       50,267
  Federal Income Taxes . . . . . . . . .   13,520        7,691      25,210       13,804
          TOTAL OPERATING EXPENSES . . .  212,231      186,684     424,592      376,599
OPERATING INCOME . . . . . . . . . . . .   44,523       33,136      87,991       63,096
NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying
   Charges (net of tax). . . . . . . . .    1,139        6,649       3,558       15,943
  Other. . . . . . . . . . . . . . . . .      317        1,416         998        2,490
          TOTAL NONOPERATING INCOME. . .    1,456        8,065       4,556       18,433
INCOME BEFORE INTEREST CHARGES . . . . .   45,979       41,201      92,547       81,529
INTEREST CHARGES . . . . . . . . . . . .   20,737       22,551      42,653       44,649
NET INCOME . . . . . . . . . . . . . . .   25,242       18,650      49,894       36,880
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,911        2,765       5,677        5,531
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 22,331     $ 15,885    $ 44,217     $ 31,349

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                     1994         1993        1994         1993
                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $22,942      $122,806    $18,288      $127,562
NET INCOME . . . . . . . . . . . . . . .  25,242        18,650     49,894        36,880
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  17,197         5,251     34,394        25,436
    Cumulative Preferred Stock . . . . .   3,057         2,765      5,823         5,531
  Capital Stock Expense. . . . . . . . .      35            35         70            70
BALANCE AT END OF PERIOD . . . . . . . . $27,895      $133,405    $27,895      $133,405

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,454,650      $1,443,506
  Transmission . . . . . . . . . . . . . . . . . . . .        298,078         295,539
  Distribution . . . . . . . . . . . . . . . . . . . .        776,281         755,342
  General. . . . . . . . . . . . . . . . . . . . . . .        101,954          97,874
  Construction Work in Progress. . . . . . . . . . . .         49,341          52,794
          Total Electric Utility Plant . . . . . . . .      2,680,304       2,645,055
  Accumulated Depreciation . . . . . . . . . . . . . .        847,539         811,817

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,832,765       1,833,238


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         32,379          34,558


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          9,169           6,633
  Accounts Receivable. . . . . . . . . . . . . . . . .         52,222          52,088
  Allowance for Uncollectible Accounts . . . . . . . .         (1,310)           (991)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         23,793          32,257
  Materials and Supplies . . . . . . . . . . . . . . .         26,456          25,772
  Accrued Utility Revenues . . . . . . . . . . . . . .         34,647          28,889
  Prepayments. . . . . . . . . . . . . . . . . . . . .         36,647          28,372
  Other. . . . . . . . . . . . . . . . . . . . . . . .            839           1,863

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        182,463         174,883

REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        286,886         290,644
  Other. . . . . . . . . . . . . . . . . . . . . . . .        231,506         249,348

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        518,392         539,992

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,565,999      $2,582,671

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,      December 31,
                                                   1994            1993
                                                      (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       565,642          566,046
  Retained Earnings. . . . . . . . . . . . . . . . . .        27,895           18,288
          Total Common Shareowner's Equity . . . . . .       634,563          625,360
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .       150,000          125,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       947,379          997,013

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,731,942        1,747,373


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        24,564           17,189

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        50,000           20,700
  Short-term Debt. . . . . . . . . . . . . . . . . . .        42,625           25,225
  Accounts Payable . . . . . . . . . . . . . . . . . .        40,823           50,547
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        72,776          114,233
  Interest Accrued . . . . . . . . . . . . . . . . . .        18,881           23,245
  Other. . . . . . . . . . . . . . . . . . . . . . . .        33,108           22,189

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       258,213          256,139

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       476,648          474,290

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        66,686           68,533

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         7,946           19,147

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,565,999       $2,582,671

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                       Six Months Ended
                                                           June 30,
                                                     1994            1993
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  49,894       $ 36,880
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    41,125         44,559
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     6,115         10,864
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,843)        (1,883)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (5,895)         4,783
    Deferred Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .     5,698        (29,337)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .       185         (1,180)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     7,780         (5,608)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    (5,758)        (8,791)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (8,275)       (12,187)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (9,724)        (3,874)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (41,457)       (47,694)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    22,744         33,598
        Net Cash Flows From Operating Activities . . . . . .    60,589         20,130

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (32,587)       (39,577)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .    24,596           -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   198,298         98,586
  Change in Short-term Debt (net). . . . . . . . . . . . . .    17,400         (3,494)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (225,835)       (44,647)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (34,394)       (25,436)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (5,531)        (5,531)
        Net Cash Flows From (Used For) Financing Activities.   (25,466)        19,478

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     2,536             31
Cash and Cash Equivalents at Beginning of Period . . . . . .     6,633          8,322
Cash and Cash Equivalents at End of Period . . . . . . . . . $   9,169       $  8,353

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized  amounts was $45,017,000 and $39,594,000 and for income taxes was $23,295,000 and $18,338,000 in 1994 and 1993, respectively.
  Noncash  acquisitions  under  capital  leases were $6,801,000 and $2,705,000 in 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993
    Annual Report as incorporated in and filed with the Form 10-
    K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES

        In June 1994, the Company issued 250,000 shares of 7% cumulative preferred stock at $100 par value. The proceeds are to be used to fund its construction program or to repay short-term indebtedness incurred to fund its construction program.

3.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993

                               AND

             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993


    Net income increased 35% in both the second quarter and year-to-date periods reflecting increased energy sales due to unseasonable weather.
    Retail revenues increased $28.4 million or 14% for the second quarter and $52.2 million or 13% for the year-to-date period due to the weather and a rate increase. The Public Utilities Commission of Ohio (PUCO) granted a 7.11% increase in rates effective February 1, 1994 as a result of a November 1993 Ohio Supreme Court ruling that the PUCO did not have authority under state law to order a rate phase-in for the Zimmer Plant. The increase includes a 3.72% base rate increase, which represents the acceleration of the final step of the court rejected rate phase-in plan, and a 3.39% surcharge, which provides for recovery of the $96.9 million of previous deferrals under the phase-in plan and a return thereon, to be collected over a period that is not expected to exceed four and one-half years. The rate increase has no effect on net income since it is offset by the amortization of prior year phase-in plan deferrals and the cessation of current year deferrals which would have occurred had the phase-in plan continued in effect.
    Wholesale revenues increased $8.3 million or 63% for the quarter and $20.1 million or 70% for the year-to-date period primarily due to the Company's share of increased sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) resulting from severe winter weather in the first quarter of 1994, unseasonably warm weather during the late spring and early summer and forced outages at unaffiliated generating units.

    Other income statement lines which changed significantly
were as follows:
                                    Increase (Decrease)
                             Second Quarter       Year-to-Date
                           (in millions)    %  (in millions)   %

Fuel Expense. . . . . . . .    $15.4     47.1      $18.9    22.8
Purchased Power Expense . .     (9.4)   (21.1)      (3.6)   (4.6)
Other Operation Expense . .      4.3     10.7        6.1     7.6
Amortization (Deferral) of
  Zimmer Plant Phase-in
  Costs . . . . . . . . . .      9.8     N.M.       16.8    N.M.
Federal Income Taxes. . . .      5.8     75.8       11.4    82.6
Deferred Zimmer Plant
  Carrying Charges
  (net of tax). . . . . . .     (5.5)   (82.9)     (12.4)  (77.7)
Interest Charges. . . . . .     (1.8)    (8.0)      (2.0)   (4.5)

N.M. = Not Meaningful

    The significant increase in fuel expense was due to an increase in net generation as three units returned to service after being out for scheduled maintenance in the second quarter of 1993 partially offset by the amortization of previously over collected fuel costs through the operation of a fuel clause adjustment mechanism. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate. Such cost variance deferrals are amortized to fuel expense commensurate with their inclusion in fuel rates.
    The decrease in purchased power expense during the second quarter resulted mainly from the increase in net generation.
    Other operation expense increased reflecting the increased generation and an increase in the provision for uncollectible accounts due to higher write-offs of bad debts.
    The amortization of Zimmer Plant phase-in costs increased sharply due to a discontinuance of phase-in plan deferrals in February 1994 and the subsequent amortization, commensurate with the commencement of recovery of the previously deferred balance.
    Federal income tax expense attributable to operations increased substantially primarily due to the increase in pre-tax operating income.

    Deferred Zimmer Plant carrying charges declined from the prior year since the carrying charges in 1994 were accrued on the unamortized phase-in plan deferral balance while the 1993 carrying charges were accrued on the larger Zimmer investment not yet phased into rates.
    Interest charges were reduced primarily due to the refinancing of long-term debt at lower rates.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                     1994        1993           1994        1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $310,104    $278,100       $648,025    $581,068

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   46,885      52,535         99,943     111,012
  Purchased Power. . . . . . . . . . . .   35,324      22,039         80,230      47,470
  Other Operation. . . . . . . . . . . .   69,702      64,760        143,880     127,864
  Maintenance. . . . . . . . . . . . . .   36,076      39,570         73,007      78,035
  Depreciation and Amortization. . . . .   33,695      34,465         68,140      68,804
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911          7,822       7,822
  Taxes Other Than Federal Income Taxes.   16,701      18,213         36,162      36,717
  Federal Income Taxes . . . . . . . . .   13,178       1,885         25,394       9,353

          TOTAL OPERATING EXPENSES . . .  255,472     237,378        534,578     487,077

OPERATING INCOME . . . . . . . . . . . .   54,632      40,722        113,447      93,991
NONOPERATING INCOME (LOSS) . . . . . . .      314         657          4,749      (2,347)
INCOME BEFORE INTEREST CHARGES . . . . .   54,946      41,379        118,196      91,644
INTEREST CHARGES . . . . . . . . . . . .   17,672      19,982         35,954      41,725
NET INCOME . . . . . . . . . . . . . . .   37,274      21,397         82,242      49,919
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,890       3,470          5,870       7,276
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 34,384    $ 17,927       $ 76,372    $ 42,643


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                     1994        1993           1994        1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $192,929    $169,784       $177,638    $171,309
NET INCOME . . . . . . . . . . . . . . .   37,274      21,397         82,242      49,919
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   26,652      26,236         53,304      52,472
    Cumulative Preferred Stock . . . . .    2,890       3,470          5,870       7,276
  Capital Stock Expense. . . . . . . . .       50          15             95          20

BALANCE AT END OF PERIOD . . . . . . . . $200,611    $161,460       $200,611    $161,460

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,464,335      $2,602,527
  Transmission . . . . . . . . . . . . . . . . . . . .        844,349         839,198
  Distribution . . . . . . . . . . . . . . . . . . . .        620,304         608,752
  General (including nuclear fuel) . . . . . . . . . .        179,640         152,470
  Construction Work in Progress. . . . . . . . . . . .         97,613          88,010
          Total Electric Utility Plant . . . . . . . .      4,206,241       4,290,957
  Accumulated Depreciation and Amortization. . . . . .      1,617,738       1,714,829

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,588,503       2,576,128



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        461,687         432,459


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          7,935           3,752
  Accounts Receivable. . . . . . . . . . . . . . . . .        130,200         121,840
  Allowance for Uncollectible Accounts . . . . . . . .           (633)           (504)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         25,705          34,476
  Materials and Supplies . . . . . . . . . . . . . . .         58,700          57,800
  Accrued Utility Revenues . . . . . . . . . . . . . .         38,339          34,642
  Prepayments. . . . . . . . . . . . . . . . . . . . .         12,000          12,043

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        272,246         264,049



REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        297,570         286,948
  Other. . . . . . . . . . . . . . . . . . . . . . . .        248,467         205,874

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        546,037         492,822


            TOTAL. . . . . . . . . . . . . . . . . . .     $3,868,473      $3,765,458

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,       December 31,
                                                             1994             1993
                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       734,477          734,933
  Retained Earnings. . . . . . . . . . . . . . . . . .       200,611          177,638
          Total Common Shareowner's Equity . . . . . .       991,672          969,155
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        52,000           87,000
    Subject to Mandatory Redemption. . . . . . . . . .       135,000          100,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,066,051        1,073,154

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,244,723        2,229,309

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       350,050          288,197

CURRENT LIABILITIES:
  Short-term Debt - Commercial Paper . . . . . . . . .        76,150           50,075
  Accounts Payable . . . . . . . . . . . . . . . . . .        46,489           57,918
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        46,525           54,473
  Interest Accrued . . . . . . . . . . . . . . . . . .        17,954           18,894
  Obligations Under Capital Leases . . . . . . . . . .        30,204           20,585
  Other. . . . . . . . . . . . . . . . . . . . . . . .        80,174           79,367

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       297,496          281,312

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       566,026          553,920

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       177,615          186,032

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       207,792          211,446

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        24,771           15,242

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,868,473       $3,765,458

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  82,242     $  49,919
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    73,938        73,368
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     7,822         7,822
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    (9,712)       17,921
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     1,484       (31,815)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (8,184)       (4,159)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .   (11,857)      (10,960)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (8,231)        2,965
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     7,871         4,019
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    (3,697)       49,842
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (11,429)      (15,111)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (7,948)       47,686
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (13,582)        5,231
        Net Cash Flows From Operating Activities . . . . . .    98,717       196,728

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (49,032)      (48,394)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       993          -
        Net Cash Flows Used For Investing Activities . . . .   (48,039)      (48,394)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .    34,618        29,541
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    89,221        39,599
  Change in Short-term Debt (net). . . . . . . . . . . . . .    26,075        (8,725)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (35,798)      (40,896)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (101,833)     (109,625)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (53,304)      (52,472)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (5,474)       (7,660)
        Net Cash Flows Used For Financing Activities . . . .   (46,495)     (150,238)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     4,183        (1,904)
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,752         7,459
Cash and Cash Equivalents at End of Period . . . . . . . . . $   7,935     $   5,555

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was $35,936,000 and $43,885,000 and for income  taxes was  $43,560,000  and  $13,502,000  in  1994 and  1993, respectively.
  Noncash acquisitions under capital leases  were $44,662,000 and  $2,770,000 in 1994 and
  1993, respectively.


See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES

        In June 1994, the Company issued $40 million of 7.63%
    First Mortgage Bonds due in 2001.

3.  VALUATION OF SECURITIES

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS
    115) which requires fair value accounting for investments in equity securities with readily determinable market values and investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be reported as a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.

        The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trust fund assets of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity. In accordance with SFAS 115, prior year amounts were not restated.

        The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities ranged from 1994 to 2024.

4.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
    Net income increased $15.9 million or 74% for the quarter and $32.3 million or 65% for the year-to-date period as a result of increased retail sales due to unseasonable weather and growth in the demand from industrial customers, a retail rate increase and reduced interest expense from a refinancing program. In the year-to-date period certain nonoperating federal income tax adjustments contributed to the increased earnings.
    Income statement items which changed significantly were:
                                    Increase (Decrease)
                             Second Quarter       Year-to-Date
                           (in millions)   %    (in millions)  %

Operating Revenues. . . . .   $32.0       12       $ 67.0     12
Fuel Expense. . . . . . . .    (5.7)     (11)       (11.1)   (10)
Purchased Power Expense . .    13.3       60         32.8     69
Other Operation Expense . .     4.9        8         16.0     13
Maintenance Expense . . . .    (3.5)      (9)        (5.0)    (6)
Federal Income Taxes. . . .    11.3      599         16.0    172
Nonoperating Income (Loss).    (0.3)     (52)         7.1    N.M.
Interest Charges. . . . . .    (2.3)     (12)        (5.8)   (14)

N.M. = Not Meaningful

    Operating revenues increased due to increased retail sales reflecting colder winter weather, hot weather in the late spring and early summer as well as increased industrial demand in 1994, and a rate increase in the Indiana retail jurisdiction effective November 1993 partly offset by reduced wholesale revenues.
Energy sales to both weather sensitive residential and commercial customers increased 9% for the quarter and 7% for the year-to-date period. Industrial energy sales rose 8% for the quarter and year-to-date periods reflecting an increase in the number of industrial customers as well as an increase in customer demand. Wholesale sales declined for both periods as a result of outages of both units of the Company's nuclear plant in 1994 which reduced the amount of energy supplied to the AEP System Power Pool (Power Pool) partially offset by increased sales to directly-supplied unaffiliated wholesale customers and the Company's share of increased sales made by the Power Pool.
    In both periods the reduction in fuel expense reflects a decrease in generation due to a scheduled refueling outage at one of the nuclear units and an unscheduled maintenance outage at the other unit. The refueling outage was from mid-February to the end of May 1994 and the maintenance outage occurred from late-February to late-April 1994.
    Purchased power expense increased due to the acquisition of additional power from the Power Pool in 1994 reflecting the increased demand for energy and the decrease in generation; increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities; and additional purchases from AEP Generating Company, an affiliate, which had one unit out-of-service for maintenance in the second quarter of 1993.
    The increase in other operation expense for both periods was due to the accrual of additional nuclear decommissioning expense and increased accruals for other postretirement benefits in the Indiana jurisdiction commensurate with increased rate recovery. Prior to recovery granted in the November 1993 rate order the Indiana jurisdictional portion of accruals for other post-retirement benefits were deferred. The increase in the year-to-date period also included a provision for the disposal of inventory and for employee severance benefits resulting from the closing of Breed Plant.
    Maintenance expense, exclusive of the maintenance performed during the nuclear plant refueling outage which is deferred and amortized over the period of approximately 18 months until the start of the next refueling outage in accordance with rate-making commission approval, decreased in both periods.
    Federal income taxes attributable to operations increased primarily due to increased pre-tax operating income during both periods.
    The increase in nonoperating income for the year-to-date period reflects the favorable federal income tax effects of the Breed Plant closing and the negative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in January 1993 for nonutility assets and liabilities.
    Interest charges declined due to a refinancing program. Subsequent to June 1993 the Company retired $83 million of long-term debt, and refinanced at lower rates $200 million of long-term debt and $97 million of installment purchase contracts. FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first half of 1994 were $94.5 million. During the first six months of 1994 short-term debt outstanding increased $26.1 million from year-end levels.
    During February 1994 the Company redeemed $35 million of 7.76% Cumulative Preferred Stock and issued $35 million of 6.30% Cumulative Preferred Stock. In March the Company retired $100 million of 8-3/4% First Mortgage Bonds and issued two $25 million series of First Mortgage Bonds at 6.55% due in 2004 and 7.50% due in 2024. In June the Company issued $40 million of 7.63% First Mortgage Bonds due in 2001.
NUCLEAR DECOMMISSIONING
    The Financial Accounting Standards Board (FASB), on June 15, 1994, added Accounting for Nuclear Decommissioning Liabilities to its agenda. Among the topics to be studied is the question of when future decommissioning liabilities should be recognized.
The Company and the electric utility industry accrue such costs over the service life of its facilities. Should the FASB decide to require that the liability for such costs be recorded in full, it is expected that the Company will be able to record a related asset. As a result it is not expected that the FASB project will materially affect results of operations or financial position. BREED PLANT RETIREMENT
    In the first quarter of 1994 the 325-megawatt Breed Plant, with an original cost of $153 million, was retired without materially affecting results of operations or financial condition. In accordance with the Federal Energy Regulatory Commission Uniform System of Accounts the investment in the Breed Plant was charged to the accumulated reserve for depreciation and will increase future depreciation rates. The Breed Plant, which began commercial operation in 1960, had been operated on a restricted basis since 1992 when plans to close the plant were announced.
NEW ACCOUNTING STANDARD
    On January 1, 1994, the Company implemented SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which required that the Company adopt fair value accounting for nuclear decommissioning and spent nuclear fuel disposal trust fund investments. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be included as a separate component of shareholder's equity. However, due to the rate-making process, adjustments to the fair value of the investments held in the trusts resulted in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs. The cumulative effect of adopting SFAS 115 resulted in recognizing an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million with no effect on net income.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1994        1993        1994         1993
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $76,656     $60,160     $163,113     $140,335

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  18,231       3,499       38,420       23,049
  Purchased Power. . . . . . . . . . . . .  22,762      26,435       47,009       49,065
  Other Operation. . . . . . . . . . . . .   9,830      10,240       18,841       19,132
  Maintenance. . . . . . . . . . . . . . .   7,691       7,484       17,508       13,904
  Depreciation and Amortization. . . . . .   5,738       5,531       11,453       11,052
  Taxes Other Than Federal Income Taxes. .   1,863       1,416        4,268        4,098
  Federal Income Tax Expense (Credit). . .     534      (1,311)       2,627          509

         TOTAL OPERATING EXPENSES. . . . .  66,649      53,294      140,126      120,809

OPERATING INCOME . . . . . . . . . . . . .  10,007       6,866       22,987       19,526

NONOPERATING LOSS. . . . . . . . . . . . .     (90)        (64)        (125)        (116)

INCOME BEFORE INTEREST CHARGES . . . . . .   9,917       6,802       22,862       19,410

INTEREST CHARGES . . . . . . . . . . . . .   5,132       4,978       10,274       10,325

NET INCOME . . . . . . . . . . . . . . . . $ 4,785     $ 1,824     $ 12,588     $  9,085




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1994       1993         1994          1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $87,750    $91,739      $85,296       $89,957

NET INCOME . . . . . . . . . . . . . . . .   4,785      1,824       12,588         9,085

CASH DIVIDENDS DECLARED. . . . . . . . . .   5,349      5,478       10,698        10,957

BALANCE AT END OF PERIOD . . . . . . . . . $87,186    $88,085      $87,186       $88,085



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,       December 31,
                                                             1994             1993
                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $212,127         $211,617
  Transmission . . . . . . . . . . . . . . . . . . . .      252,239          249,966
  Distribution . . . . . . . . . . . . . . . . . . . .      282,987          281,834
  General. . . . . . . . . . . . . . . . . . . . . . .       56,130           54,637
  Construction Work in Progress. . . . . . . . . . . .       24,530            9,374
          Total Electric Utility Plant . . . . . . . .      828,013          807,428
  Accumulated Depreciation and Amortization. . . . . .      257,363          248,673

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      570,650          558,755

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        5,940            6,763

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          746              858
  Accounts Receivable. . . . . . . . . . . . . . . . .       24,308           24,346
  Allowance for Uncollectible Accounts . . . . . . . .         (302)            (208)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        8,692            8,405
  Materials and Supplies . . . . . . . . . . . . . . .        9,002            8,804
  Accrued Utility Revenues . . . . . . . . . . . . . .        5,475           10,476
  Prepayments. . . . . . . . . . . . . . . . . . . . .        2,420            1,367

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       50,341           54,048

REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .       41,274           37,910
  Other. . . . . . . . . . . . . . . . . . . . . . . .       12,321           12,903

          TOTAL REGULATORY ASSETS. . . . . . . . . . .       53,595           50,813

            TOTAL. . . . . . . . . . . . . . . . . . .     $680,526         $670,379

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        58,750          58,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        87,186          85,296
          Total Common Shareowner's Equity . . . . . .       196,386         194,496
  Long-term Debt . . . . . . . . . . . . . . . . . . .       253,539         253,495

          TOTAL CAPITALIZATION . . . . . . . . . . . .       449,925         447,991

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        11,974           7,678

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .        36,175          38,150
  Accounts Payable . . . . . . . . . . . . . . . . . .        20,681          18,456
  Customer Deposits. . . . . . . . . . . . . . . . . .         4,445           4,621
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         7,508           6,767
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,775           5,905
  Other. . . . . . . . . . . . . . . . . . . . . . . .        10,917           8,186

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        85,501          82,085

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       111,591         108,966

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        15,963          16,454

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         5,572           7,205

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . . . . . .      $680,526        $670,379

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,588      $  9,085
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    11,474        11,094
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      (739)         (858)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (634)         (641)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .       132         4,842
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      (485)       (3,441)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     5,001         1,506
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     2,225         1,377
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       741        (4,200)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     3,077        (2,024)
        Net Cash Flows From Operating Activities . . . . . .    33,380        16,740

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (21,682)      (18,281)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       863           904
        Net Cash Flows Used For Investing Activities . . . .   (20,819)      (17,377)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           84,115
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (1,975)       13,050
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -          (85,886)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (10,698)      (10,957)
        Net Cash Flows From (Used For) Financing Activities.   (12,673)          322

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .      (112)         (315)
Cash and Cash Equivalents at Beginning of Period . . . . . .       858         1,070
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    746      $    755

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was  $10,293,000 and $10,684,000 and for income taxes was $3,015,000 and $6,235,000 in 1994 and 1993, respectively.
  Noncash acquisitions under capital leases were $2,612,000 and $844,000 in 1994 and
  1993, respectively.


See Notes to Financial Statements.

                     KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)


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

                     KENTUCKY POWER COMPANY
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993


    Net income increased 162% to $4.8 million in the quarter and 39% to $12.6 million in the year-to-date period primarily reflecting increased energy sales due to unseasonable weather. The favorable impact on year-to-date net income of unseasonable weather was partially offset by storm damage expenses.
    Income statement items which changed significantly were as follows:
                                     Increase (Decrease)
                               Second Quarter     Year-to-Date
                             (in millions)   %  (in millions)  %

Operating Revenues . . . . .     $16.5      27     $22.8      16
Fuel Expense . . . . . . . .      14.7     421      15.4      67
Purchased Power Expense. . .      (3.7)    (14)     (2.1)     (4)
Maintenance Expense. . . . .       0.2       3       3.6      26
Federal Income Taxes . . . .       1.8     N.M.      2.1     416

N.M. - Not Meaningful

    Operating revenues increased significantly reflecting increased wholesale energy sales to the AEP System Power Pool (Power Pool), resulting from the increased availability of the Big Sandy Plant Unit 2 in 1994 and an increase in sales to retail and unaffiliated wholesale customers due to the unseasonable weather and for wholesale sales, forced generating unit outages. Big Sandy Unit 2 was out of service the entire second quarter of 1993 for scheduled maintenance and boiler repair. Its avail-ability in 1994 enabled the Company to make energy sales to the Power Pool. Retail energy sales increased 4% in both the quarter and year-to-date periods as sales to weather sensitive residential and commercial customers increased due to the severe weather in the winter of 1994 and in June of 1994. The weather-related demand for energy and forced outages at unaffiliated generating units caused an increase in sales to unaffiliated wholesale customers.

    The substantial increase in fuel expense in both periods is attributable to increased generation reflecting the increased availability of Big Sandy Unit 2 and the weather related increase in demand for energy. The decrease in purchased power expense in the second quarter resulted from the increased availability of Big Sandy Unit 2. Storm damage to distribution lines caused by severe winter storms in January and February 1994 increased year-to-date maintenance expense. The substantial increase in federal income taxes in both periods was primarily due to an increase in pre-tax operating income.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                    Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                     1994        1993         1994        1993
                                                  (in thousands)
OPERATING REVENUES . . . . . . . . . . . $417,352    $410,923     $904,393    $841,081
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  159,960     158,933      360,589     321,034
  Purchased Power. . . . . . . . . . . .   17,648      12,757       38,158      27,982
  Other Operation. . . . . . . . . . . .   52,803      51,291      102,706     104,658
  Maintenance. . . . . . . . . . . . . .   36,935      35,338       73,080      70,577
  Depreciation and Amortization. . . . .   32,852      32,059       65,582      64,007
  Taxes Other Than Federal Income Taxes.   44,399      41,536       88,891      85,193
  Federal Income Taxes . . . . . . . . .   17,000      16,110       44,772      35,766

          TOTAL OPERATING EXPENSES . . .  361,597     348,024      773,778     709,217
OPERATING INCOME . . . . . . . . . . . .   55,755      62,899      130,615     131,864
NONOPERATING INCOME. . . . . . . . . . .      555       2,647        2,196      10,908
INCOME BEFORE INTEREST CHARGES . . . . .   56,310      65,546      132,811     142,772
INTEREST CHARGES . . . . . . . . . . . .   22,334      26,047       44,600      53,986
NET INCOME . . . . . . . . . . . . . . .   33,976      39,499       88,211      88,786
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    3,825       4,319        7,650       8,598
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 30,151    $ 35,180     $ 80,561    $ 80,188



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                     1994        1993         1994        1993
                                                  (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $490,259    $457,141     $474,500    $445,955
NET INCOME . . . . . . . . . . . . . . .   33,976      39,499       88,211      88,786
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   34,617      33,823       69,234      67,645
    Cumulative Preferred Stock . . . . .    3,825       4,324        7,650       8,603
  Capital Stock Expense. . . . . . . . .       34           6           68           6

BALANCE AT END OF PERIOD . . . . . . . . $485,759    $458,487     $485,759    $458,487

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1994            1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,458,181      $2,412,973
  Transmission . . . . . . . . . . . . . . . . . . . .        787,991         767,548
  Distribution . . . . . . . . . . . . . . . . . . . .        778,545         766,639
  General (including mining assets). . . . . . . . . .        779,391         754,347
  Construction Work in Progress. . . . . . . . . . . .         70,591         100,820
          Total Electric Utility Plant . . . . . . . .      4,874,699       4,802,327
  Accumulated Depreciation and Amortization. . . . . .      2,031,275       1,992,082

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,843,424       2,810,245


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        119,337         138,224


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         11,145          20,803
  Accounts Receivable. . . . . . . . . . . . . . . . .        175,072         180,135
  Allowance for Uncollectible Accounts . . . . . . . .         (1,231)           (960)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        155,191         179,554
  Materials and Supplies . . . . . . . . . . . . . . .         63,460          66,791
  Accrued Utility Revenues . . . . . . . . . . . . . .         26,383          32,234
  Prepayments. . . . . . . . . . . . . . . . . . . . .         58,975          43,907

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        488,995         522,464


REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        423,887         433,822
  Other. . . . . . . . . . . . . . . . . . . . . . . .        227,371         211,550

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        651,258         645,372


            TOTAL. . . . . . . . . . . . . . . . . . .     $4,103,014      $4,116,305


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                    1994            1993
                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .     $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        463,100         463,100
  Retained Earnings. . . . . . . . . . . . . . . . . .        485,759         474,500
          Total Common Shareowner's Equity . . . . . .      1,270,060       1,258,801
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        126,240         126,240
    Subject to Mandatory Redemption. . . . . . . . . .        115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      1,187,908       1,189,086

          TOTAL CAPITALIZATION . . . . . . . . . . . .      2,699,208       2,689,127

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        123,975         104,172

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .            567           5,397
  Short-term Debt. . . . . . . . . . . . . . . . . . .         23,503          40,250
  Accounts Payable . . . . . . . . . . . . . . . . . .        115,296         140,089
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        147,164         168,095
  Interest Accrued . . . . . . . . . . . . . . . . . .         22,459          20,862
  Obligations Under Capital Leases . . . . . . . . . .         25,711          21,916
  Other. . . . . . . . . . . . . . . . . . . . . . . .        118,818         107,592

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        453,518         504,201

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .        694,773         725,283

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         44,353          45,795

REGULATORY LIABILITIES AND DEFERRED CREDITS. . . . . .         87,187          47,727

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,103,014      $4,116,305


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                       Six Months Ended
                                                           June 30,
                                                      1994          1993
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 88,211     $  88,786
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    72,693        72,609
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   (20,633)      (19,479)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,773)       (1,996)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .     4,189          (845)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     5,334         4,923
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    27,694         8,122
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     5,851         6,426
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (15,068)      (17,354)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (24,793)        7,981
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (20,931)      (25,016)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    14,054        37,065
        Net Cash Flows From Operating Activities . . . . . .   134,828       161,222

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (80,601)      (57,385)
  Proceeds from Sale of Property and Other . . . . . . . . .    35,920           231
        Net Cash Flows Used For Investing Activities . . . .   (44,681)      (57,154)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .      -           29,554
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    48,251       217,213
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (16,747)       70,700
  Retirement of Cumulative Preferred Stock . . . . . . . . .      -          (22,233)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (54,425)     (373,400)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (69,234)      (67,645)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (7,650)       (8,603)
        Net Cash Flows Used For Financing Activities . . . .   (99,805)     (154,414)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .    (9,658)      (50,346)
Cash and Cash Equivalents at Beginning of Period . . . . . .    20,803        71,056
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 11,145     $  20,710

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts was $41,687,000 and $54,993,000 and for income  taxes  was  $46,274,000 and  $39,125,000 in  1994 and  1993, respectively.
  Noncash acquisitions  under capital leases were $27,189,000 and $7,503,000 in 1994 and
  1993, respectively.


See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual
    Report as incorporated in and filed with the Form 10-K.

2.  RATE MATTERS

    Rate Request

        On July 6, 1994 an application to increase base retail rates was filed with the Public Utilities Commission of Ohio
    (PUCO) seeking a $152.5 million or 13.8% increase in annual revenues. More than half of the increase reflects recovery of costs associated with Gavin Plant's flue gas desulfurization system and other costs associated with meeting environmental restrictions imposed by the Clean Air Act Amendments of 1990 (CAAA). The remainder of the request seeks to recover increased service costs since the last base rate increase in July 1986; an increase in depreciation rates which includes recovery on a remaining life basis of the cost of plant and equipment and the cost of removal of plant and equipment; and recovery of costs associated with pressurized fluidized bed combustion research and develop-ment as well as energy conservation demand-side management programs.

    Recovery of Fuel Costs

         In May 1994 the PUCO issued an order related to fuel costs included in the electric fuel component (EFC) rate for retail customers for the period beginning December 1, 1992 through November 30, 1993. As part of the EFC review, the PUCO ruled that a 1993 dragline lease buyout by a subsidiary, Central Ohio Coal Company (COCCo), was a proper coal expense to be passed through the EFC. However, the PUCO denied recovery of the buyout as a component of affiliated coal cost during the fuel period under review. The PUCO ruled that the cost should have been included in fuel costs in 1991 when the dragline was idled. However, the cost would not have been recovered since the Company's fuel costs in 1991 were already in excess of a PUCO ordered price cap. As a result a fuel cost disallowance was recorded in June 1994 resulting in an adverse impact on net income of $4.3 million net of taxes.

         The PUCO also reviewed the 1992 sale of the affiliated Martinka mining operation and a 20-year coal supply contract with an affiliate of the buyer. Although the PUCO auditor found that the sale of the Martinka mine was reasonable, the PUCO stated that its responsibility is not to approve such transactions but to determine if fuel acquisition and delivery costs are fair and reasonable during the audit period. The PUCO found that the cost of the coal contract was reasonable during the fuel period under review.

         The PUCO strongly recommended that another subsidiary, Windsor Coal Company, not supply coal to the Company's Cardinal Unit 1 after the January 1995 commencement of Phase I of the CAAA. AEP's systemwide PUCO approved CAAA Phase I compliance plan includes continued use of Windsor coal at Cardinal Unit 1 until the commencement of Phase II of the CAAA in January 2000. The PUCO also recommended that the Company commence negotiations with customers regarding the recovery of its investment in the affiliated Windsor and COCCo mines. Unless the cost of affiliated mine closures can be recovered from customers, results of operations and financial condition would be adversely affected.

3.  CONTINGENCIES

    Meigs Mine Litigation

        In April 1994 the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to Southern Ohio Coal Company (SOCCo), a mining subsidiary, preventing the United States Environmental Protection Agency (Federal EPA) and the Federal Office of Surface Mining, Reclamation and Enforcement from interfering with the removal of water from SOCCo's Meigs 31 mine. SOCCo sought and received a stay of the Court of Appeals' mandate and on July 15, 1994 filed a petition with the U.S. Supreme Court for a writ of certiorari seeking a review of the Court of Appeals Order.

        As a result of the West Virginia Division of Environmental Protection proposing to fine SOCCo for alleged violations from the release of mine water into the Ohio River, SOCCo filed an action on June 1, 1994 in the U.S. District Court for the Southern District of West Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties with respect to the Meigs mine water discharges. On July 27, 1994 West Virginia filed an answer to SOCCo's complaint disputing SOCCo's entitlement to a declaratory judgement and asserting a counterclaim seeking an award of $2.55 million in civil penalties, reimbursement of monitoring costs and compen-sation for unspecified natural resources damage.

        The resolution of these legal actions is not expected to have a material adverse impact on results of operations or financial condition. Note 3 in the 1993 Annual Report discusses the Meigs mine litigation in detail.

    Kammer Plant

        On August 4, 1994, the Federal EPA issued a Notice of Violation (NOV) to the Company alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. The Clean Air Act provides that Federal EPA may, after the expiration of 30 days following the issuance of the NOV, commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. The Company is entering into discussions with Federal EPA in an effort to resolve the issue of the appropriate sulfur dioxide emission limits for the Kammer Plant. At this time management is unable to determine the ultimate impact of this matter on results of operations and financial condition.

    Proposed Changes in Regulation

        The Public Utility Holding Company Act of 1935 (1935
    Act) is being reviewed by the Securities and Exchange Commission (SEC) and Congress for possible revision. Amendments being considered could alter the policy for pricing affiliated transactions under the 1935 Act and result in the application of a lower of cost or market test to determine the allowed price for affiliated company transactions. Included in provisions being considered in the legislation is a grandfathering feature that would exempt contracts between affiliates entered into before the passage of the legislation. Unless the Company's affiliated coal mining contracts are exempted, passage of such legislation or revisions of the SEC regulations under the 1935 Act could negatively impact the Company's ability to recover its cost of affiliated coal mining operations. The inability to recover such costs including any shutdown costs would adversely affect results of operations and possibly financial condition.

    Other

        The Company continues to be involved in certain other matters discussed in the 1993 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1994 vs. SECOND QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
    Although demand for energy increased due to unseasonable weather, net income decreased $5.5 million or 14% in the quarter and was essentially unchanged in the year-to-date period. The decrease in second quarter comparative net income was mainly due to the unfavorable effect of a fuel cost disallowance recorded in June 1994, an increase in West Virginia business and occupation taxes on generation and a reduction in nonoperating income. In the year-to-date period the favorable effect of the severe winter weather and the hot weather in the late spring and early summer was offset by the fuel cost disallowance related to the idling of the Big Muskie Dragline at the Company's affiliated Central Ohio Coal Company (COCCo) (see "Recovery Of Fuel Costs" below), the lack of full recovery of the cost of idling another COCCo dragline under major industrial contracts which do not provide for the direct recovery of such costs and an increase in federal income tax expense not related to the increased revenues.
    Income statement lines which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $ 6.4       2      $63.3        8
Fuel Expense . . . . . . .       1.0       1       39.6       12
Purchased Power Expense. .       4.9      38       10.2       36
Taxes Other Than Federal
  Income Taxes . . . . . .       2.9       7        3.7        4
Federal Income Taxes . . .       0.9       6        9.0       25
Nonoperating Income. . . .      (2.1)    (79)      (8.7)     (80)
Interest Charges . . . . .      (3.7)    (14)      (9.4)     (17)

    The significant increase in operating revenues in the year-to-date period was primarily due to increased energy demand as a result of unseasonably cold winter weather and unseasonably hot weather in June 1994. Residential energy sales increased 7% in the year-to-date period while sales to commercial and industrial customers increased 5% and 2%, respectively. Wholesale energy sales increased 2% as sales to unaffiliated utilities, including the Company's share of sales to non-affiliates made by the Power Pool, increased as a result of the unseasonable weather and forced outages at unaffiliated generating units.
    Year-to-date fuel expenses increased primarily due to the increase in weather-related retail energy demand, the fuel cost disallowance, the abandonment of the COCCo dragline and a higher average cost of fuel consumed. Increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities resulted in the significant increase in purchased power expense reflecting the impact of severe winter weather on demand for wholesale energy in the first quarter of 1994 and outages at unaffiliated generating units.
    The increase in taxes other than federal income tax expense was due to increased West Virginia business and occupation taxes on generation reflecting the increase in generation at West Virginia power plants and an increase in Ohio real and personal property taxes due to an increase in valuation and tax rates.
    The increase in federal income tax expense in both periods was due to changes in certain book/tax differences which are accounted for on a flow-through basis for rate-making purposes and the increase in the corporate tax rate effective in August 1993. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), deferred taxes associated with book/tax differences flowed-through to affect cost of service for rate-making purposes are recorded on the balance sheet with a corresponding regulatory asset or liability however, the current effect of such items is reflected in the income statement. The increase in pre-tax operating income also contributed to the year-to-date increase.
    Nonoperating income decreased in the quarter primarily due to a loss recorded in 1994 for the termination of a capital lease on surplus mining equipment and interest income recorded in 1993 on a court ordered reversal of a prior refund in the Company's Federal Energy Regulatory Commission jurisdiction. In the year-to-date period nonoperating income also declined as a result of the favorable effects of adopting SFAS 109 in January 1993 and interest income recorded in March of 1993 on tax refunds received from the Internal Revenue Service in connection with the settlement of audits of prior years' tax returns. Interest expense decreased primarily as a result of the refinancing of debt at lower interest rates.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first six months of 1994 were $109 million.
    In January 1994 a coal mining subsidiary, Southern Ohio Coal Company (SOCCo), entered into three loan agreements due January 2001 totaling $30 million with 6.20% fixed interest rates and one $15 million variable interest rate term loan agreement due in January 1999 with a 3.725% initial rate through July 1994. The proceeds of the loan were used in January 1994 to pay at maturity two fixed interest rate term loans of $20 million at 8% and $25 million at 8.01%. Also during January 1994 another mining subsidiary, Windsor Coal Company, retired at maturity a $5 million term loan with an interest rate of 8%.
RECOVERY OF FUEL COSTS
     In May 1994 the Public Utilities Commission of Ohio (PUCO) issued an order related to fuel costs included in the electric fuel component (EFC) rate for retail customers for the period beginning December 1, 1992 through November 30, 1993. As part of the EFC review, the PUCO ruled that a 1993 dragline lease buyout by COCCo, was a proper coal expense to be passed through the EFC. However, the PUCO denied recovery of the buyout as a component of affiliated coal cost during the fuel period under review. The PUCO ruled that the cost should have been included in fuel costs in 1991 when the dragline was idled. However, the cost would not have been recovered since the Company's fuel costs in 1991 were already in excess of a PUCO ordered price cap. As a result a fuel cost disallowance was recorded in June 1994 resulting in an adverse impact on net income of $4.3 million net of taxes.
     In June 1994 COCCo idled another leased dragline and shovel and bought out the lease. Management concluded that this mining equipment would no longer be needed due to the Muskingum River Plant's Clean Air Act Amendments of 1990 (CAAA) compliance plan to use low sulfur coal from unaffiliated sources. The idling of this equipment and related lease buyout are not expected to have a material effect on future results of operations.
     The PUCO also reviewed the 1992 sale of the affiliated Martinka mining operation and 20-year coal supply contract with an affiliate of the buyer. Although the PUCO auditor found that the sale of the Martinka mine was reasonable, the PUCO stated that its responsibility is not to approve such transactions but to determine if fuel acquisition and delivery costs are fair and reasonable during the audit period. The PUCO found that the cost of the coal contract was reasonable during the fuel period under review.
     The PUCO strongly recommended that another subsidiary, Windsor Coal Company, not supply coal to the Company's Cardinal Unit 1 after the January 1995 commencement of Phase I of the CAAA. AEP's systemwide PUCO approved CAAA Phase I compliance plan includes continued use of Windsor coal at Cardinal Unit 1 until the commencement of Phase II of the CAAA in January 2000. The PUCO also recommended that the Company commence negotiations with customers regarding the recovery of its investment in the affiliated Windsor and COCCo mines. Unless the cost of affiliated mine closures can be recovered from customers, results of operations and financial condition would be adversely affected.
RATE ACTIVITY
    On July 6, 1994, the Company filed with the PUCO for an annual revenue increase of $152.5 million. More than half of the requested retail base rate increase is to recover costs associated with Gavin Plant's flue gas desulfurization system (scrubbers) and other costs resulting from complying with CAAA. The remainder of the increase is to recover the additional cost of providing service to customers since the last base rate increase in July 1986; increased depreciation rates for investment in plant and equipment based on a remaining life method and recovery of removal costs; and recovery of costs associated with pressurized fluidized bed combustion research and development and energy conservation demand-side management programs.
NOTICE OF VIOLATION - KAMMER PLANT
    On August 4, 1994, the United States Environmental
Protection Agency (Federal EPA) issued a Notice of Violation
(NOV) to the Company alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. By law the Federal EPA may seek penalties of up to $25,000 per day for each day of violation. The Company is entering into discussions with Federal EPA in an effort to resolve the issue of the appropriate sulfur dioxide emission limits for the Kammer Plant. At this time management is unable to determine the ultimate impact of this matter on results of operations and financial condition. MEIGS MINE LITIGATION
    On July 15, 1994, SOCCo filed a petition seeking review by the U.S. Supreme Court of an Order of the U.S. Court of Appeals for the Sixth Circuit which held that the injunction granted to SOCCo by the U.S. District Court for the Southern District of Ohio was not supported by law. The District Court had granted a preliminary injunction to SOCCo preventing the Federal EPA and the Federal Office of Surface Mining, Reclamation and Enforcement from interfering with the removal of water from SOCCo's Meigs 31 mine.
    On June 1, 1994, SOCCo filed an action in the U.S. District Court for the Southern District of West Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties upon SOCCo as a result of the Meigs mine water discharges. On July 27, 1994 West Virginia filed an answer to SOCCo's complaint disputing SOCCo's entitlement to a declaratory judgement and asserting a counterclaim seeking an award of $2.55 million in civil penalties, reimbursement of monitoring costs and compensation for unspecified natural resources damage.
    The resolution of this Meigs mine litigation is not expected to have a material adverse impact on results of operations or financial condition. Note 3 in the 1993 Annual Report discusses this litigation in detail.
PROPOSED CHANGES IN REGULATION
    Congress is considering amendments to the Public Utility Holding Company Act of 1935 (1935 Act) and the Securities and Exchange Commission is considering amending its rules promulgated under the 1935 Act. These amendments could alter the policy for pricing affiliated transactions under the 1935 Act and result in the application of a lower of cost or market test to determine the allowed price for affiliated company transactions.
Provisions in the legislation being considered may create a grandfathering feature that would exempt contracts between affiliates entered into before the passage of the legislation. The adoption of any new policy regarding pricing of affiliated transactions could affect the Company's ability to recover the costs of its affiliated mining operations.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

Columbus Southern Power Company ("CSPCo")

    Reference is made to page 42 of the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K") for a discussion of a complaint issued by Region V, U.S. Environmental Protection Agency ("Federal EPA") which alleged violations by Conesville Plant of the Toxic Substances Control Act and proposed a penalty of $41,000. In June 1994, CSPCo paid a mitigated penalty of $12,750 to settle this action.

Ohio Power Company ("OPCo")

    Reference is made to page 42 of the 1993 10-K for a discus-sion of a complaint issued by Region V, Federal EPA which alleged violations by OPCo's General Service Center (Canton, Ohio) of the Toxic Substances Control Act and proposed a penalty of $24,000. In July 1994, OPCo paid a mitigated penalty of $6,200 to settle this action.


Item 4.  Submission of Matters to a Vote of Security Holders.

American Electric Power Company, Inc. ("AEP")

    The annual meeting of shareholders was held in Columbus, Ohio on April 27, 1994. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following four matters, as indicated below:

    1. Election of 12 directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director was elected by a vote of the shareowners as follows:

                              Number of Shares    Number of Votes
              Nominee             Voted For           Withheld

        Peter J. DeMaria         136,172,389         2,117,722
        A. Joseph Dowd           136,152,216         2,137,895
        E. Linn Draper, Jr.      136,060,894         2,229,217
        Robert M. Duncan         136,055,381         2,234,730
        Arthur G. Hansen         135,890,055         2,400,056
        Lester A. Hudson, Jr.    136,149,807         2,140,304
        Gerald P. Maloney        136,171,605         2,118,506
        Angus E. Peyton          136,100,126         2,189,985
        Toy F. Reid              135,997,975         2,292,136
        Linda Gillespie Stuntz   135,879,672         2,410,439
        Morris Tanenbaum         135,988,660         2,301,451
        Ann Haymond Zwinger      135,995,388         2,294,723

    2. Approve the appointment by the Board of Directors of Deloitte & Touche as independent auditors of AEP for the year 1994. The proposal was approved by a vote of the shareowners as follows:

        Votes FOR                  136,373,946
        Votes AGAINST                  853,781
        Votes ABSTAINED              1,062,384
        Broker NON-VOTES*                   0

    3.  Approve the sale of new Common Stock for the Dividend
        Reinvestment and Stock Purchase Plan. The proposal was approved by a vote of the shareowners as follows:

        Votes FOR                  110,039,842
        Votes AGAINST                3,914,318
        Votes ABSTAINED              2,050,373
        Broker NON-VOTES*           22,285,578

    4. Approve the AEP Performance Share Incentive Plan. The proposal was approved by a vote of the shareowners as follows:

        Votes FOR                  123,924,689
        Votes AGAINST               11,059,287
        Votes ABSTAINED              3,306,135
        Broker NON-VOTES*                   0

        *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

Appalachian Power Company ("APCo")

    The annual meeting of stockholders was held on April 26, 1994 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following eight persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Peter J. DeMaria           William J. Lhota
        A. Joseph Dowd             G. P. Maloney
        E. Linn Draper, Jr.        James J. Markowsky
        Luke M. Feck               Joseph H. Vipperman

    No other business was transacted at the meeting.

Indiana Michigan Power Company ("I&M")

    The annual meeting of stockholders was held on April 26, 1994 at the principal office of I&M in Fort Wayne, Indiana. At the meeting, 1,400,000 votes were cast FOR each of the following eleven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Mark A. Bailey             Gerald P. Maloney
        Peter J. DeMaria           Richard C. Menge
        W. N. D'Onofrio            Albert H. Potter
        A. Joseph Dowd             D. M. Trenary
        E. Linn Draper, Jr.        W. E. Walters
        William J. Lhota

    No other business was transacted at the meeting.

OPCo

    The annual meeting of shareholders was held on May 3, 1994 at the principal office of OPCo in Canton, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following eight persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Peter J. DeMaria           Henry W. Fayne
        A. Joseph Dowd             William J. Lhota
        E. Linn Draper, Jr.        G. P. Maloney
        Carl A. Erikson            James J. Markowsky

    In addition, 27,952,473 votes were cast FOR an amendment to OPCo's Amended Articles of Incorporation to reclassify 1,050,000 authorized but unissued shares of OPCo's Cumulative Preferred Stock, par value $100 per share, to 1,050,000 authorized but unissued shares of OPCo's Cumulative Preferred Stock, Non-Voting par value $100 per share, and there were no votes against this proposal and no broker non-votes.

    No other business was transacted at the meeting.


Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), APCo, CSPCo, I&M, Kentucky
Power Company ("KEPCo") and OPCo

    Reference is made to pages 3, 7 and 8 of the 1993 10-K for a discussion of regulation and competition in the electric utility industry. Pursuant to a Federal Register notice of July 7, 1994, the Securities and Exchange Commission ("SEC") conducted a round-table discussion on July 18 and 19, 1994 with representatives of various industry and regulatory groups to inaugurate a comprehen-sive study of the Public Utility Holding Company Act of 1935 ("PUHCA"). The SEC has undertaken this study in response to changes in the utility industry, particularly the Energy Policy Act of 1992. This process is intended to culminate in recommen-dations to Congress for amendments to PUHCA. The SEC included the following topics in its agenda: the need for continued integration of a registered holding company system, limits on the ability to diversify, the criteria for exemption from registra-tion under PUHCA, and the question of foreign ownership of U.S. utilities.

    On June 29, 1994, the Federal Energy Regulatory Commission ("FERC") issued a proposed rulemaking to provide the regulatory framework for dealing with utility assets that are stranded as a result of the transition to a competitive electric industry. Stranded costs are those costs incurred by a utility when a customer stops buying power from the utility and, instead, purchases transmission services from that utility to obtain power purchased from another supplier.

APCo

    Reference is made to page 16 of the 1993 10-K and page II-2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a discussion of transmission service sought by certain municipal customers. On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC issued two orders. In the first, the FERC ordered the AEP System to provide transmission services for these municipal customers. In the other order, the FERC granted a complaint filed by the municipal customers regarding the pricing of such transmission services. On August 1, 1994, AEP System companies filed a petition for rehearing of these FERC orders. In addition, on August 1, 1994, the municipal customers began to obtain transmis-sion service from the AEP System for 40MW of power purchased from an unaffiliated utility, which had been previously supplied by APCo.

AEP and I&M

    Reference is made to pages 25 and 26 of the 1993 10-K for a discussion of the disposal of nuclear waste from the D.C. Cook Nuclear Plant. On June 20, 1994, a group of 14 unaffiliated utilities owning and operating nuclear plants and a group of states each filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 imposes on the U.S. Department of Energy ("DOE") an uncondi-tional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. DOE has indicated in its Notice of Inquiry of May 25, 1994 that its preliminary view is that it has no statutory obligation to begin to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository.



CSPCo and OPCo

    Reference is made to page 34 of the 1993 10-K.  Effective
June 1, 1994 thermal variances were issued for the Conesville and Muskingum River Plants.


Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            None

        (b) Reports on Form 8-K:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            No reports on Form 8-K were filed during the quarter ended June 30, 1994.

     In the opinion of the companies, the financial statements contained herein reflect all adjustments (consisting of only normal recurring accruals) which are necessary to a fair presen-tation of the results of operations for the interim periods, except for the adjustments resulting from the adoption of SFAS 115 an American Electric Power Company, Inc. and Indiana Michigan Power Company.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsid-iaries thereof.

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

                    APPALACHIAN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                 COLUMBUS SOUTHERN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                 INDIANA MICHIGAN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer
                     KENTUCKY POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                       OHIO POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer


Date:  August 12, 1994