Form 10-K
period 1995-12-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 1996-03-28
CIK 4904

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-K


(Mark One)

  <square>

  x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1995

   <square>TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _____________ to ______________





COMMISSION               REGISTRANT; STATE OF INCORPORATION;    I.R.S. EMPLOYER
FILE NUMBER              ADDRESS; AND TELEPHONE NUMBER       IDENTIFICATION NO.

  1-3525                 AMERICAN ELECTRIC POWER COMPANY, INC.     13-4922640
                         (A New York Corporation)
                         1 Riverside Plaza
                         Columbus, Ohio 43215
                         Telephone (614) 223-1000

  0-18135                AEP GENERATING COMPANY                    31-1033833
                         (An Ohio Corporation)
                         1 Riverside Plaza
                         Columbus, Ohio 43215
                         Telephone (614) 223-1000

  1-3457                 APPALACHIAN POWER COMPANY                 54-0124790
                         (A Virginia Corporation)
                         40 Franklin Road, S.W.
                         Roanoke, Virginia 24011
                         Telephone (540) 985-2300

  1-2680                 COLUMBUS SOUTHERN POWER COMPANY           31-4154203
                         (An Ohio Corporation)
                         215 North Front Street
                         Columbus, Ohio 43215
                         Telephone (614) 464-7700

  1-3570                 INDIANA MICHIGAN POWER COMPANY            35-0410455
                         (An Indiana Corporation)
                         One Summit Square
                         P. O. Box 60
                         Fort Wayne, Indiana 46801
                         Telephone (219) 425-2111

  1-6858                 KENTUCKY POWER COMPANY                    61-0247775
                         (A Kentucky Corporation)
                         1701 Central Avenue
                         Ashland, Kentucky 41101
                         Telephone (800) 572-1113

  1-6543                 OHIO POWER COMPANY                        31-4271000
                         (An Ohio Corporation)
                         301 Cleveland Avenue, S.W.
                         Canton, Ohio 44702
                         Telephone (330) 456-8173



   AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) to such Form 10-K.




   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  <check-mark> .  No.    .


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
REGISTRANT              TITLE OF EACH CLASS         ON WHICH REGISTERED

AEP Generating
 Company                None

American Electric       Common Stock,
 Power Company, Inc.     $6.50 par value        New York Stock Exchange

Appalachian Power       Cumulative Preferred
 Company                 Stock Voting,
                         no par value:
                          4-1/2%                Philadelphia Stock Exchange
                          4.50%                 Philadelphia Stock Exchange
                          7.40%                 New York Stock Exchange

Columbus Southern       8-3/8% Junior Subordinated
 Power Company            Deferrable Interest
                          Debentures, Series A,
                          Due 2025              New York Stock Exchange

Indiana Michigan        Cumulative Preferred
 Power Company            Stock, Non-Voting,
                          $100 par value:
                           4-1/8%               Chicago Stock Exchange
                           7.08%                New York Stock Exchange

Kentucky Power Company  8.72% Junior Subordinated
                         Deferrable Interest
                         Debentures, Series A,
                         Due 2025               New York Stock Exchange

Ohio Power Company      8.16% Junior Subordinated
                         Deferrable Interest
                         Debentures, Series A,
                         Due 2025               New York Stock Exchange

   Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. and Appalachian Power Company pursuant to
Item 405 of Regulation S-K (<section>229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement of American Electric Power Company, Inc. or definitive information statement of Appalachian Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


   Indicate by check mark if disclosure of delinquent filers with respect to Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (<section>229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive information statement of Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <check-mark>



SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

   REGISTRANT                            TITLE OF EACH CLASS

AEP Generating Company                   None

American Electric Power Company, Inc.    None

Appalachian Power Company                None

Columbus Southern Power Company          None

Indiana Michigan Power Company           None

Kentucky Power Company                   None

Ohio Power Company                       4-1/2% Cumulative Preferred Stock,
                                         Voting, $100 par value


                         AGGREGATE MARKET VALUE   NUMBER OF SHARES
                         OF VOTING STOCK HELD     OF COMMON STOCK
                         BY NON-AFFILIATES OF     OUTSTANDING OF
                         THE REGISTRANTS AT       THE REGISTRANTS AT
                         FEBRUARY 2, 1996         FEBRUARY 2, 1996

AEP Generating
Company                  None                             1,000
                                                    ($1,000 par value)

American Electric
Power Company, Inc.      $8,164,000,000             186,635,000
                                                    ($6.50 par value)

Appalachian Power
Company                  $43,000,000                 13,499,500
                                                    (no par value)

Columbus Southern
Power Company            None                        16,410,426
                                                    (no par value)

Indiana Michigan
Power Company            None                         1,400,000
                                                    (no par value)

Kentucky Power
Company                  None                         1,009,000
                                                    ($50 par value)

Ohio Power
Company                  $68,000,000                 27,952,473
                                                    (no par value)

          NOTE ON MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES

   All of the common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company is owned by American Electric Power Company, Inc. (see Item 12 herein). The voting stock owned by non-affiliates of (i) Appalachian Power Company consists of 552,348 shares of Cumulative Preferred Stock, no par value; and (ii) Ohio Power Company consists of 862,403 shares of Cumulative Preferred Stock, $100 par value. Some of the series of Cumulative Preferred Stock are not regularly traded. The aggregate market value of the Cumulative Preferred Stock is based on the average of the high and low prices on the closest trading date to February 2, 1996 for series traded on the New York or Philadelphia Stock Exchange, or the most recent reported bid prices for those series not recently traded. Where recent market price information was not available with respect to a series, the market price for such series is based on the price of a recently traded series with an adjustment related to any difference in the current yields of the two series.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF FORM 10-K
                                                           INTO WHICH DOCUMENT
   DESCRIPTION                                               IS INCORPORATED

Portions of Annual Reports of the following companies for the
   fiscal year ended December 31, 1995:                          Part II

      AEP Generating Company
      American Electric Power Company, Inc.
      Appalachian Power Company
      Columbus Southern Power Company
      Indiana Michigan Power Company
      Kentucky Power Company
      Ohio Power Company

Portions of Proxy Statement of American Electric Power
   Company, Inc., dated March 9, 1996, for Annual
   Meeting of Shareholders                                      Part III

Portions of Information Statements of the following companies for 1996 Annual Meeting of Shareholders, to be filed within
   120 days after December 31, 1995:                            Part III

      Appalachian Power Company
      Ohio Power Company






   THIS COMBINED FORM 10-K IS SEPARATELY FILED BY AEP GENERATING COMPANY, AMERICAN ELECTRIC POWER COMPANY, INC., APPALACHIAN POWER COMPANY, COLUMBUS SOUTHERN POWER COMPANY, INDIANA MICHIGAN POWER COMPANY, KENTUCKY POWER COMPANY AND OHIO POWER COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EXCEPT
FOR AMERICAN ELECTRIC POWER COMPANY, INC., EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

                      TABLE OF CONTENTS

                                                     PAGE
                                                     NUMBER

Glossary of Terms                                         i

PART I
  Item 1. Business                                         1
  Item 2. Properties                                      29
  Item 3. Legal Proceedings                               33
  Item 4. Submission of Matters to a Vote of Security
            Holders                                       34
  Executive Officers of the Registrants                   34

PART II
  Item 5. Market for Registrant's Common Equity and
            Related Stockholder Matters                   37
  Item 6. Selected Financial Data                         37
  Item 7. Management's Discussion and Analysis of Results
           of Operations and Financial Condition          37
  Item 8. Financial Statements and Supplementary Data     38
  Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure         38

PART III
  Item 10. Directors and Executive Officers of the
            Registrants                                   39
  Item 11. Executive Compensation                         40
  Item 12. Security Ownership of Certain Beneficial
            Owners and Management                         44
  Item 13. Certain Relationships and Related Transactions 45

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                           46

Signatures                                                48

Index to Financial Statement Schedules                   S-1

Independent Auditors' Report                             S-2

Exhibit Index                                            E-1

                               GLOSSARY OF TERMS

   When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

        TERM                                 MEANING

AEGCo                  AEP Generating Company, an electric utility subsidiary
                       of AEP.
AEP                    American Electric Power Company, Inc.
AEP System or
  the System           The American Electric Power System, an integrated
                       electric utility system, owned and operated by AEP's
                       electric utility subsidiaries.
AFUDC                  Allowance for funds used during construction. Defined
                       in regulatory systems of accounts as the net cost of
                       borrowed funds used for construction and a reasonable
                       rate of return on other funds when so used.
APCo                   Appalachian Power Company, an electric utility
                       subsidiary of AEP.
Buckeye                Buckeye Power, Inc., an unaffiliated corporation.
CCD Group              CSPCo, CG&E and DP&L.
CG&E                   The Cincinnati Gas & Electric Company, an unaffiliated
                       utility company.
Cook Plant             The Donald C. Cook Nuclear Plant, owned by I&M.
CSPCo                  Columbus Southern Power Company, an electric utility
                       subsidiary of AEP.
DOE                    United States Department of Energy.
DP&L                   The Dayton Power and Light Company, an unaffiliated
                       utility company.
Federal EPA            United States Environmental Protection Agency.
FERC                   Federal Energy Regulatory Commission (an independent
                       commission within the DOE).
I&M                    Indiana Michigan Power Company, an electric utility
                       subsidiary of AEP.
IURC                   Indiana Utility Regulatory Commission.
KEPCo                  Kentucky Power Company, an electric utility subsidiary
                       of AEP.
KPSC                   Kentucky Public Service Commission.
MPSC                   Michigan Public Service Commission.
NEIL                   Nuclear Electric Insurance Limited.
NPDES                  National Pollutant Discharge Elimination System.
NRC                    Nuclear Regulatory Commission.
Ohio EPA               Ohio Environmental Protection Agency.
OPCo                   Ohio Power Company, an electric utility subsidiary of
                       AEP.
OVEC                   Ohio Valley Electric Corporation, an electric utility
                       company in which AEP and CSPCo own a 44.2% equity
                       interest.
PCB's                  Polychlorinated biphenyls.
PUCO                   The Public Utilities Commission of Ohio.
PUHCA                  Public Utility Holding Company Act of 1935, as amended.
RCRA                   Resource Conservation and Recovery Act of 1976, as
                       amended.
Rockport Plant         A generating plant, consisting of two 1,300,000-kilowatt
                       coal-fired generating units, near Rockport, Indiana.
SEC                    Securities and Exchange Commission.
Service Corporation    American Electric Power Service Corporation, a service
                       subsidiary of AEP.
SO{2} Allowance        An allowance to emit one ton of sulfur dioxide granted
                       under the Clean Air Act Amendments of 1990.
TVA                    Tennessee Valley Authority.
VEPCo                  Virginia Electric and Power Company, an unaffiliated
                       utility company.
Virginia SCC           State Corporation Commission of Virginia.
West Virginia PSC      Public Service Commission of West Virginia.
Zimmer or Zimmer Plant Wm. H. Zimmer Generating Station, commonly owned by
                       CSPCo, CG&E and DP&L.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

PART I


Item 1.  BUSINESS



GENERAL


   AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company which owns, directly or indirectly, all of the outstanding common stock of its electric utility and other subsidiaries. Substantially all of the operating revenues of AEP and its subsidiaries are derived from the furnishing of electric service.


   The service area of AEP's electric utility subsidiaries covers portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. The generating and transmission facilities of AEP's subsidiaries are physically interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. The electric utility subsidiaries of AEP have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers. As a result of the changing nature of the electric business (see COMPETITION AND BUSINESS CHANGE), effective January 1, 1996, AEP's subsidiaries realigned into four functional business units: Power Generation; Nuclear Generation; Energy Delivery; and Corporate Development. In addition, the electric utility subsidiaries began to do business as "American Electric Power." The legal and financial structure of AEP and its subsidiaries, however, did not change.


   At December 31, 1995, the subsidiaries of AEP had a total of 18,502 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:


      APCO (organized in Virginia in 1926) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 859,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1995, APCo and its wholly owned subsidiaries had 4,338 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals, textiles, paper, stone, clay, glass and concrete products, rubber, plastic products and furniture. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Power Company and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.


      CSPCO (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 599,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1995, CSPCo had 2,174 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.


      I&M (organized in Indiana in 1925) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 537,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1995, I&M had 3,525 employees. Among the principal industries served are primary metals, transportation equipment, fabricated metal products, electrical and electronic machinery, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Power Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.


      KEPCO (organized in Kentucky in 1919) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 165,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1995, KEPCo had 748 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.


      KINGSPORT POWER COMPANY (organized in Virginia in 1917) provides electric service to approximately 42,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1995, Kingsport Power Company had 101 employees.


      OPCO (organized in Ohio in 1907 and reincorporated in 1924) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 668,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1995, OPCo and its wholly owned subsidiaries had 4,998 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining, chemicals and electrical and electronic machinery. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.


      WHEELING POWER COMPANY (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1995, Wheeling Power Company had 135 employees.


   Another principal electric utility subsidiary of AEP is AEGCo, which was organized in Ohio in 1982 as an electric generating company. AEGCo sells power at wholesale to I&M, KEPCo and VEPCo. AEGCo has no employees.


   See Item 2 for information concerning the properties of the subsidiaries of AEP.


   The Service Corporation provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP System companies. The executive officers of AEP and its public utility subsidiaries are all employees of the Service Corporation.

REGULATION


   GENERAL


   AEP and its subsidiaries are subject to the broad regulatory provisions of PUHCA administered by the SEC. The public utility subsidiaries' retail rates and certain other matters are subject to regulation by the public utility commissions of the states in which they operate. Such subsidiaries are also subject to regulation by the FERC under the Federal Power Act in respect of rates for interstate sale at wholesale and transmission of electric power, accounting and other matters and construction and operation of hydroelectric projects. I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.


   POSSIBLE CHANGE TO PUHCA


   The provisions of PUHCA, administered by the SEC, regulate all aspects of a registered holding company system, such as the AEP System. PUHCA requires that the operations of a registered holding company system be limited to a single integrated public utility system and such other businesses as are incidental or necessary to the operations of the system. In addition, PUHCA governs, among other things, financings, sales or acquisitions of assets and intra-system transactions.


   On June 20, 1995, the SEC released a report from its Division of Investment Management recommending a conditional repeal of PUHCA, including its limits on financing and on geographic and business diversification. Specific federal authority, however, would be preserved over access to the books and records of registered holding company systems, audit authority over registered holding companies and their subsidiaries and oversight over affiliate transactions. This authority would be transferred to the FERC. In October 1995, legislation was introduced in the U.S. Senate to repeal PUHCA and transfer certain federal authority to the FERC as recommended in the SEC report. If PUHCA is repealed, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.


   PUHCA and the rules and orders of the SEC currently require that transactions between associated companies in a registered holding company system be performed at cost with limited exceptions. Over the years, the AEP System has developed numerous affiliated service, sales and construction relationships and, in some cases, invested significant capital and developed significant operations in reliance upon the ability to recover its full costs under these provisions. On December 28, 1994, the SEC proposed revisions to its rules governing transactions between associated companies in a registered holding company system. These proposed revisions to the rules would price transactions governed by SEC rules at a market-based price if it is lower than cost. In its June 1995 report, the Division of Investment Management recommended that the proposed revisions to the rules be withdrawn.


   In addition, proposals have been made for Congress to repeal PUHCA or modify its provisions governing intra-system transactions. The effect of possible SEC revisions of these cost provisions or the repeal or amendment of PUHCA on AEP's intra-system transactions depends on whether the assurance of full cost recovery is eliminated immediately or phased-in and whether it is eliminated
for  all intra-system transactions  or  only  some.   If  the  cost recovery
assurance is eliminated immediately for all intra-system transactions, it could have a material adverse effect on results of operations and financial condition of AEP and OPCo.


   CONFLICT OF REGULATION


   Public utility subsidiaries of AEP can be subject to regulation of the same subject matter by two or more jurisdictions. In such situations, it is possible that the decisions of such regulatory bodies may conflict or that the decision of one such body may affect the cost of providing service and so the rates in another jurisdiction. In a case involving OPCo, the U.S. Court of Appeals for the District of Columbia held that the determination of costs to be charged to associated companies by the SEC under PUHCA precluded the FERC from determining that such costs were unreasonable for ratemaking purposes. The U.S. Supreme Court also has held that a state commission may not conclude that a FERC approved wholesale power agreement is unreasonable for state ratemaking purposes. Certain actions that would overturn these decisions or otherwise affect the jurisdiction of the SEC and FERC are under consideration by the U.S. Congress and these regulatory bodies. Such conflicts of jurisdiction often result in litigation and, if resolved adversely to a public utility subsidiary of AEP, could have a material adverse effect on the results of operations or financial condition of such subsidiary or AEP.


CLASSES OF SERVICE


   The principal classes of service from which the major electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1995 are as follows:

                                AEGCO      APCO        CSPCO       I&M        KEPCO       OPCO    AEP SYSTEM (a)
                                                  (IN THOUSANDS)
Retail
Residential
Without Electric Heating        $ --     $ 240,385  $  329,881  $ 239,266  $ 43,938  $  277,780  $1,151,981
With Electric Heating             --       331,445     115,386    109,504    63,609     145,688     801,956

Total Residential                 --       571,830     445,267    348,770   107,547     423,468   1,953,937
Commercial                        --       284,866     371,461    256,319    58,606     257,300   1,265,776
Industrial                        --       366,329     143,162    298,256    96,647     639,177   1,606,451
Miscellaneous                     --        32,270      16,041      6,482       847       8,065      67,047

Total Retail                      --     1,255,295     975,931    909,827   263,647   1,328,010   4,893,211
Wholesale (sales for resale)    231,659    269,493      75,466    357,441    60,567     457,758     680,905

Total from KWH Sales            231,659  1,524,788   1,051,397  1,267,268   324,214   1,785,768   5,574,116
Provision for Revenue Refunds     --        (1,100)     --        --        --          --         (1,100)

Total Net of Provision for
Revenue Refunds                 231,659  1,523,688   1,051,397  1,267,268   324,214   1,785,768   5,573,016
Other Operating Revenues            136     21,351      20,465     15,889     3,930      37,229      97,314

Total Electric Operating
Revenues                      $231,795  $1,545,039  $1,071,862 $1,283,157  $328,144 $1,822,997  $5,670,330


(a) Includes revenues of other subsidiaries not shown and reflects elimination of intercompany transactions.

SALE OF POWER


   AEP's electric utility subsidiaries own or lease generating stations with total generating capacity of 23,759 megawatts. See Item 2 for more information regarding the generating stations. They operate their generating plants as a single interconnected and coordinated electric utility system and share the costs and benefits in the AEP System Power Pool. Most of the electric power generated at these stations is sold, in combination with transmission and distribution services, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See RATES. Some of the electric power is sold at wholesale to non-affiliated companies.


   AEP SYSTEM POWER POOL


   APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with the System's generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months. In addition, since 1995, APCo, CSPCo, I&M, KEPCo and OPCo have been parties to the AEP System Interim Allowance Agreement which provides, among other things, for the transfer of SO{2} Allowances associated with transactions under the Interconnection Agreement.


   The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1993, 1994 and 1995:


                  1993        1994         1995(a)
                         (in thousands)

APCo           $(260,000)   $(254,000)   $(252,000)
CSPCo           (141,000)    (105,000)    (143,000)
I&M              183,000      107,000      118,000
KEPCo              1,000       12,000       23,000
OPCo             217,000      240,000      254,000


(a) Includes credits and charges from allowance transfers related to the transactions.

   In July 1994, APCo, CSPCo, I&M, KEPCo and OPCo entered into the AEP System Interim Allowance Agreement (IAA). Reference is made to ENVIRONMENTAL AND OTHER MATTERS - CLEAN AIR ACT AMENDMENTS OF 1990 for a discussion of SO{2} Allowances. The IAA provides for and governs the terms of the following allowance transactions among the parties which began January 1, 1995: (1) an annual reallocation of certain SO{2} Allowances initially allocated by the Federal EPA to OPCo's Gavin Plant; (2) transfer of SO{2} Allowances associated with energy transactions among APCo, CSPCo, I&M, KEPCo and OPCo, (3) a monthly cash settlement for SO{2} Allowances consumed in connection with power sales to non-affiliated electric utilities; and (4) transfers of SO{2} Allowances for current and future period compliance. The IAA does not provide for the allocation of costs and proceeds related to the sale or purchase of SO{2} Allowances to or from non-affiliated companies. The IAA was accepted by the FERC on December 30, 1994.


   WHOLESALE SALES OF POWER TO NON-AFFILIATES


   AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made by the AEP System and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the amounts contributed to operating income of the various companies from such sales during the years ended December 31, 1993, 1994 and 1995:


                   1993(a)    1994(a)    1995(a)
                         (in thousands)

AEGCo(b)          $ 32,500   $ 30,800   $ 29,200
APCo(c)             23,600     25,000     24,100
CSPCo(c)            12,000     11,700     12,000
I&M(c)(d)           35,300     34,600     34,700
KEPCo(c)             4,900      4,800      5,000
OPCo(c)             20,700     20,000     20,200

   Total System   $129,000   $126,900   $125,200


(a) Such sales do not include wholesale sales to full/partial requirement customers of AEP System companies. See the discussion below.
(b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement. See AEGCO - UNIT POWER AGREEMENTS.
(c) All amounts, except for I&M, are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1993, 1994 and 1995 were made on a short-term basis, except that $16,800,000, $21,800,000 and $22,500,000, respectively, of the contribution to operating income for the total System were from long-term System sales.
(d) In addition to its allocation of System sales, the 1993, 1994 and 1995 amounts for I&M include $21,600,000, $21,600,000 and $21,000,000 from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.

   The AEP System has long-term system agreements to sell 100 megawatts of electric power through 1997 and to sell at times up to 200 megawatts of peaking power through March 1997 to unaffiliated utilities. In addition, commencing January 1996, the AEP System began supplying 205 megawatts of electric power to an unaffiliated utility for 15 years and commencing September 1996, the AEP System will begin supplying 50 megawatts of electric power to an unaffiliated utility for five years.


   In addition to long-term and short-term sales, APCo, CSPCo, I&M, KEPCo and OPCo serve unaffiliated wholesale customers that are full/partial requirement customers. The aggregate maximum demand for these customers in 1995 was 574, 112, 536, 17 and 138 megawatts for APCo, CSPCo, I&M, KEPCo and OPCo, respectively. Although the terms of the contracts with these customers vary, they generally can be terminated by the customer upon one to four years' notice. In 1995, customers gave notices of termination, effective in 1998, for 419, 5 and 67 megawatts for APCo, I&M and OPCo, respectively.


   In June 1993, certain municipal customers of APCo, who have since given APCo notice to terminate their contracts in 1998, filed an application with the FERC for transmission service in order to reduce by 50 megawatts the power these customers purchase under existing Electric Service Agreements (ESAs) and to purchase power from a third party. APCo maintains that its agreements with these customers are full-requirements contracts which preclude the customers from purchasing power from third parties. On February 10, 1994, the FERC issued an order finding that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo. On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC ordered the requested transmission service and granted a complaint filed by the municipal customers directing certain modifications to the ESAs in order to accommodate their power purchases from the third party. Following FERC's denial of APCo's requests for rehearing, on December 20, 1995, APCo appealed the July 1, 1994 Orders to the U.S. Court of Appeals for the District of Columbia. Effective August 1994, these municipal customers reduced their purchases by 40 megawatts. Certain of these customers further reduced their purchases by an additional 21 megawatts effective February 1996.

TRANSMISSION SERVICES


   AEP's electric utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2 for more information regarding the transmission and distribution lines. AEP's electric utility subsidiaries operate their transmission lines as a single interconnected and coordinated system and share the cost and benefits in the AEP System Transmission Pool. Most of the transmission and distribution services is sold, in combination with electric power, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See RATES. Some transmission services also are separately sold to non-affiliated companies.


   AEP SYSTEM TRANSMISSION POOL


   APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Transmission Agreement, dated April 1, 1984, as amended (the Transmission Agreement), defining how they share the costs associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345 kv and above) and certain facilities operated at lower voltages (138 kv and above). Like the Interconnection Agreement, this sharing is based upon each company's "member-load-ratio." See SALE OF POWER.


   The following table shows the net credits or (charges) allocated among the parties to the Transmission Agreement during the years ended December 31, 1993, 1994 and 1995:

                    1993       1994        1995

                          (in thousands)

APCo             $ (3,200)   $(10,200)   $ (5,400)
CSPCo             (31,200)    (30,100)    (31,100)
I&M                47,400      50,300      46,700
KEPCo               3,800       4,300       3,500
OPCo              (16,800)    (14,300)    (13,700)


   TRANSMISSION SERVICES FOR NON-AFFILIATES


   APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the amounts contributed to operating income of the various companies from such services during the years ended December 31, 1993, 1994 and 1995:


                     1993       1994      1995

                          (in thousands)

APCo              $ 2,900    $ 4,100    $ 6,000
CSPCo               2,500      3,100      4,200
I&M                 7,700      6,700      4,800
KEPCo                 600        800      1,200
OPCo                9,900     15,700     17,800

   Total System   $23,600    $30,400    $34,000


   The AEP System has long-term contracts with non-affiliated companies for transmission of approximately 690 megawatts of electric power and contracts with non-affiliated companies for transmission during 1996 of approximately 1,400 megawatts of electric power.


   On April 12, 1993, APCo, CSPCo, I&M, KEPCo and OPCo and two other AEP System companies filed a transmission tariff with the FERC under which these AEP System companies would provide limited transmission service to certain companies. The tariff covered the terms and conditions of the service, as well as the price which the companies pay for transmission services, regardless of the source of electric power generation. On September 3, 1993, the FERC issued an order accepting the transmission service tariff for filing, with the tariff becoming effective on September 7, 1993, subject to refund. On May 11, 1994, the FERC issued an order on rehearing and indicated that an open access tariff should offer third parties access to the transmission system on the same or comparable basis, and under the same or comparable terms and conditions, as the transmission provider's access to its system.


   On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking ("Mega-NOPR"). The Mega-NOPR proposes to require each public utility that owns or controls interstate transmission facilities to file open access network and point-to-point transmission tariffs that offer services comparable to the utility's own uses of its transmission system. The Mega-NOPR also proposes to require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the proposed rule, the FERC issued recommended PRO-FORMA tariffs which reflect the Commission's preliminary views on the minimum non-price terms and conditions for non-discriminatory transmission service. In connection with the Mega-NOPR, the Commission offered certain waivers of its regulations to utilities willing to adopt the PRO-FORMA tariffs prior to issuance of the final rule. The Mega-NOPR also would allow a utility to seek recovery of certain prudently-incurred stranded costs that result from unbundled transmission service.


   On July 18, 1995, the AEP System companies filed an Offer of Settlement in their transmission tariff case, in which the companies proposed to adopt the FERC's PRO-FORMA transmission tariffs at certain stated rates that were lower than those requested in their initial tariff filing. The Offer of Settlement was approved by the FERC on February 14, 1996, except for certain pricing issues, which are still pending resolution by FERC.


   AEP has proposed creation  of  an independent system operator to operate the
transmission system in a region of  the  United  States.   See  COMPETITION AND
BUSINESS CHANGE - AEP POSITION ON COMPETITION.

OVEC


   AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 1,305,000 kilowatts. On October 1, 1996, it is scheduled to increase to approximately 1,905,000 kilowatts and to remain at about that level through the remaining term of the contract. The proceeds from the sale of power by OVEC, aggregating $299,000,000 in 1995, are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1995. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006.

BUCKEYE


   Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 27 of the rural electric cooperatives which operate in the State of Ohio at 301 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on January 18, 1994, was recorded at 1,146,933 kilowatts.

CERTAIN INDUSTRIAL CUSTOMERS


   Ravenswood Aluminum Corporation and Ormet Corporation operate major aluminum reduction plants in the Ohio River Valley at Ravenswood, West Virginia, and in the vicinity of Hannibal, Ohio, respectively. OPCo supplies all of the power requirements of these plants pursuant to long-term contracts with such companies which, subject to certain curtailment provisions, terminate in 1997 in the case of Ormet and 1998 in the case of Ravenswood. The power requirements of such plants presently aggregate approximately 890,000 kilowatts. OPCo is currently negotiating with Ormet and Ravenswood regarding the extension of their contracts. See LEGAL PROCEEDINGS for a discussion of litigation involving Ormet.

AEGCO


   Since its formation in 1982, AEGCo's business has consisted of the ownership and financing of its 50% interest in the Rockport Plant and, since 1989, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M, KEPCo and VEPCo, pursuant to unit power agreements. Pursuant to these unit power agreements, AEGCo is entitled to recover its full cost of service from the purchasers and will be entitled to recover future increases in such costs, including increases in fuel and capital costs. See UNIT POWER AGREEMENTS. Pursuant to a capital funds agreement, AEP has agreed to provide cash capital contributions, or in certain circumstances subordinated loans, to AEGCo, to the extent necessary to enable AEGCo, among other things, to provide its proportionate share of funds required to permit continuation of the commercial operation of the Rockport Plant and to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party. See CAPITAL FUNDS AGREEMENT.


   UNIT POWER AGREEMENTS


   A unit power agreement between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) such amounts, as when added to amounts received by AEGCo from any other sources, will be at least sufficient to enable AEGCo to pay all its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by FERC, currently 12.16%. The I&M Power Agreement will continue in effect until the date that the last of the lease terms of Unit 2 of the Rockport Plant has expired unless extended in specified circumstances.


   Pursuant to an assignment between I&M and KEPCo, and a unit power agreement between KEPCo and AEGCo, AEGCo sells KEPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KEPCo has agreed to pay to AEGCo in consideration for the right to receive such power the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KEPCo unit power agreement expires on December 31, 1999, unless extended.


   A unit power agreement among AEGCo, I&M, VEPCo, and APCo provides for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo has agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. Approximately 34% of AEGCo's operating revenue in 1995 was derived from its sales to VEPCo.


  CAPITAL FUNDS AGREEMENT


   AEGCo and AEP have entered into a capital funds agreement pursuant to which, among other things, AEP has unconditionally agreed to make cash capital contributions, or in certain circumstances subordinated loans, to AEGCo to the extent necessary to enable AEGCo to (i) maintain such an equity component of capitalization as required by governmental regulatory authorities, (ii) provide its proportionate share of the funds required to permit commercial operation of the Rockport Plant, (iii) enable AEGCo to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party (AEGCo Agreements), and (iv) pay all indebtedness, obligations and liabilities of AEGCo (AEGCo Obligations) under the AEGCo Agreements, other than indebtedness, obligations or liabilities owing to AEP. The Capital Funds Agreement will terminate after all AEGCo Obligations have been paid in full.

INDUSTRY PROBLEMS


   The electric utility industry, including the operating subsidiaries of AEP, has encountered at various times in the last 15 years significant problems in a number of areas, including: delays in and limitations on the recovery of fuel costs from customers; proposed legislation, initiative measures and other actions designed to prohibit construction and operation of certain types of power plants under certain conditions and to eliminate or reduce the extent of the coverage of fuel adjustment clauses; inadequate rate increases and delays in obtaining rate increases; jurisdictional disputes with state public utilities commissions regarding the interstate operations of integrated electric systems; requirements for additional expenditures for pollution control facilities; increased capital and operating costs; construction delays due, among other factors, to pollution control and environmental considerations and to material, equipment and fuel shortages; the economic effects on net income (which when combined with other factors may be immediate and adverse) associated with placing large generating units and related facilities in commercial operation, including the commencement at that time of substantial charges for depreciation, taxes, maintenance and other operating expenses, and the cessation of AFUDC with respect to such units; uncertainties as to conservation efforts by customers and the effects of such efforts on load growth; depressed economic conditions in certain regions of the United States; increasingly competitive conditions in the wholesale and retail markets; proposals to deregulate certain portions of the industry and revise the rules and responsibilities under which new generating capacity is supplied; and substantial increases in construction costs and difficulties in financing due to high costs of capital, uncertain capital markets, charter and indenture limitations restricting conventional financing, and shortages of cash for construction and other purposes.

SEASONALITY


   Sales of electricity by the AEP System tend to increase and decrease because of the use of electricity by residential and commercial customers for cooling and heating and relative changes in temperature.

FRANCHISES


   The operating companies of the AEP System hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business.

COMPETITION AND BUSINESS CHANGE


   GENERAL


   The public utility subsidiaries of AEP, like other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. FERC has proposed that utilities be required, and the public utility subsidiaries of AEP have agreed, to sell transmission services separately from their other services. Proposals are being made that would also require electric utilities to sell distribution services separately. These proposals generally allow competition in the generation and sale of electric power, but not in its transmission and distribution.


   Competition in the generation and sale of electric power will require resolution of complex issues, including who will pay for the unused generating plant of, and other stranded costs incurred by, the utility when a customer stops buying power from the utility; will all customers have access to the benefits of competition; how will the rules of competition be established; what will happen to conservation and other regulatory-imposed programs; how will the reliability of the transmission system be ensured; and how will the utility's obligation to serve be changed. As a result, it is not clear how or when competition in generation and sale of electric power will be instituted. However, if competition in generation and sale of electric power is instituted, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs. If stranded costs are not recovered from customers, however, the public utility subsidiaries of AEP, like all electric utilities, will be required by existing accounting standards to recognize stranded investment losses.


   WHOLESALE


   The public utility subsidiaries of AEP, like the electric industry generally, face increasing competition to sell available power on a wholesale basis, primarily to other public utilities and also to power marketers. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market (a) through amendments to PUHCA, facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and (b) through amendments to the Federal Power Act, authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services for other utilities and entities generating electric power. The principal factors in competing for such sales are price (including fuel costs), availability of capacity and reliability of service. The public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. However, because of the availability of capacity of other utilities and the lower fuel prices in recent years, price competition has been, and is expected for the next few years to be, particularly important.


   The Mega-NOPR proposes that utilities be required to functionally unbundle their transmission services, by requiring them to use their own tariffs in making off-system and third-party sales. See TRANSMISSION SERVICES. The Mega-NOPR also would allow a utility to seek recovery of certain prudently-incurred stranded costs that result from unbundled transmission service. The public utility subsidiaries of AEP are preparing to functionally separate their wholesale power sales from their transmission functions, as proposed in the Mega-NOPR and required by their transmission tariffs.


   RETAIL


   The public utility subsidiaries of AEP generally have the exclusive right to sell electric power at retail within their service areas. However, they do compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to self-generation, the public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.


   Significant changes in the global economy in recent years have led to increased price competition for industrial companies in the United States, including those served by the AEP System. Such industrial companies have requested price reductions from their suppliers, including their suppliers of electric power. In addition, industrial companies which are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, various off-peak or interruptible supply options and believe that, as low cost suppliers of electric power, they should be less likely to be materially adversely affected by this competition and may be benefitted by attracting new industrial customers to their service territories.


   The legislatures and/or the regulatory commissions in several states are considering "retail customer choice" which, in general terms, means the transmission by an electric utility of electric power generated by an entity of the customer's choice over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from another electric utility, an independent power producer or an intermediary, such as a power marketer. Although AEP's power generation would have competitors under some of these proposals, its transmission and distribution would not. If competition develops in retail power generation, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs.


   MICHIGAN: On June 19, 1995, the MPSC approved an experimental five-year retail wheeling program and ordered Consumers Power Company and Detroit Edison Company, unaffiliated utilities, to make retail delivery services available to a group of industrial customers, in the amount of 60 megawatts and 90 megawatts, respectively. The experiment will commence when each utility needs new capacity. The experiment seeks, as its goal, to determine whether a retail wheeling program best serves the public interest in a manner that promotes retail competition in a non-discriminatory fashion. During the experiment, the MPSC will collect information regarding the effects of retail wheeling.


   In January 1996, the Governor of Michigan endorsed a proposal of the Michigan Jobs Commission to promote competition and customer choice in energy. Under the proposal, by January 1997, industrial and commercial customers would be permitted to choose suppliers for new electrical load and tariffs would be unbundled. By January 1998, an independent wholesale power pool with an independent operator would be formed. By 2001, power generation for industrial and commercial would not be subject to rate regulation and franchise territories would be eliminated.


   OHIO: On April 15, 1994, the Ohio Energy Strategy Task Force released its final report. The report contained seven broad implementation strategies along with 53 specific initiatives to be undertaken by government and the private sector. One strategy recommended continuing to encourage competition in the electric utility industry in a manner which maximizes benefits and efficiencies for all customers. An initiative under this strategy recommends facilitating informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers. The PUCO has begun such discussions. As a result, on February 15, 1996, the PUCO adopted guidelines for interruptible electric service, including a buy-through provision that will enable customers to avoid being interrupted during utility capacity deficiencies by having the utility purchase off-system replacement power for the customer.


   In March 1996, H.B. 653 was introduced in the Ohio House of Representatives. The bill proposes that all customers be permitted to select their electricity suppliers effective January 1, 1998. The bill eliminates price regulation of electricity generation functions in favor of market based prices. Service area rights for Ohio's electricity suppliers would be confined to distribution service. Transmission and distribution services would continue to be regulated at the federal and state levels, respectively. The bill would require Ohio's electric utilities to functionally unbundle their generation, transmission and distribution services. Electric utilities would be permitted to recover transition costs provided that such recovery does not cause prices to exceed those in effect on the effective date of the legislation.


   VIRGINIA: In September 1995, the Virginia SCC instituted a proceeding to review and consider policy regarding restructuring and the role of competition in the electric utility industry in Virginia. The Virginia SCC has directed its staff to conduct an investigation of current issues in the electric utility industry and to file a report of its observation and recommendations on issues identified in the Virginia SCC order. In addition, the Virginia legislature has adopted a resolution establishing a subcommittee to study, in consultation with the Virginia SCC, restructuring and potential changes in the electric utility industry in Virginia and determine the need for legislative changes.


   AEP POSITION ON COMPETITION


   In October 1995, AEP announced that it favored freedom for customers to purchase electric power from anyone that they choose. Generation and sale of electric power would be in the competitive marketplace. To facilitate reliable, safe and efficient service, AEP supports creation of independent system operators to operate the transmission system in a region of the United States. In addition, AEP supports the evolution of regional power exchanges which would establish a competitve marketplace for the sale of electric power. Transmission and distribution would remain monopolies and subject to regulation with respect to terms and price. Regulators would be able to establish distribution service charges which would provide, as appropriate, for recovery of stranded costs and regulatory assets. Implementation of this proposal would require legislative changes and regulatory approvals.


   POSSIBLE STRATEGIC RESPONSES


   In response to the competitive forces and regulatory changes being faced by AEP and its public utility subsidiaries, as discussed under this heading and under REGULATION, AEP and its public utility subsidiaries have from time to time considered, and expect to continue to consider, various strategies designed to enhance their competitive position and to increase their ability to adapt to and anticipate changes in their utility business. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of their generation, transmission and distribution businesses, acquisitions of related or unrelated businesses, and additions to or dispositions of portions of their franchised service territories. AEP and its public utility subsidiaries may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to its ultimate effect on the financial condition or competitive position of AEP and its public utility subsidiaries.


NEW BUSINESS DEVELOPMENT


   AEP continues to consider new business opportunities, particularly those which allow use of its expertise. These endeavors began in 1982 and are conducted through AEP Energy Services, Inc. (AEPES) and AEP Resources, Inc. (Resources).


   Resources' primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects. Resources currently does not have an interest in any power projects. Resources, however, has entered into a strategic alliance with Cogentrix Energy, Inc. and Zurn Industries, Inc. to develop, own and operate industrial power projects in the United States and Canada. In addition, Resources is investigating opportunities to develop and invest in new, and invest in existing, generation projects in China, Australia, Mexico and India.


   In 1994, AEP Resources International, Limited (AEPRI), a wholly owned subsidiary of Resources, signed an agreement of intent with Northeast China Electric Power Group Corp. (NEPG) to design two 1,300-megawatt, coal-fired electric generating units in Suizhong, Liaoning Province, China. The feasibility study for this project has been approved by the Chinese Ministry of Electric Power and is awaiting approval by the State Planning Commission. AEPRI is also involved in the advanced stages of negotiations to establish a joint venture with two Chinese partners to develop and own two 125-megawatt, coal-fired units in Henan Province, China.


   AEPES  offers  engineering,   construction,  project  management  and  other
consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.


   AEP has received approval from the SEC under PUHCA to finance up to $300,000,000, and has requested approval to finance up to 50% of its consolidated retained earnings (approximately $700,000,000), for investment in exempt wholesale generators and foreign utility companies. AEP also has requested authority from the SEC under PUHCA to invest up to $100,000,000 in subsidiaries engaged in the business of marketing energy commodities, including electricity and gas.


   These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, they also involve a higher degree of risk which must be carefully considered and assessed. AEP may make substantial investments in these and other new businesses.

CONSTRUCTION PROGRAM


   NEW GENERATION


   The AEP System companies are engaged in a continuing construction program, involving assessment of needs, selection of sites, design and acquisition of equipment, and installation of the generating, transmission, distribution and other facilities necessary to provide for generation, transmission and distribution of electric power. At the present time, there are no specific commitments for additions of new generating stations on the AEP System. Size, technology, type, ownership (among AEP operating companies), means of acquisition and precise timing of future capacity additions on the AEP System have not yet been determined. However, the resource plan filed by AEP's electric utility subsidiaries with various state commissions indicates no need for new generation until sometime after the year 2000. Initial future capacity additions will most likely be short lead time, simple-cycle, gas-fired combustion turbines. The current resource plan indicates no need for new coal-fired baseload generation until sometime after the year 2010. The size of any new coal-fired generation will most likely be significantly smaller than the 1,300-megawatt units last added to the AEP System, to better match projected load growth.


   Proposals have been made, some of which have been adopted, that require the public utility subsidiaries of AEP to file with state commissions resource plans, indicating their plans to satisfy expected demand for electric power in their service territory. When the AEP System needs new generation, some of these proposals also require the public utility subsidiaries of AEP which wish to provide the new generation to compete with exempt wholesale generators, independent power producers and other utilities. Although the specific guidelines for such competition have not yet been developed and may vary from jurisdiction to jurisdiction (see the discussion below), significant factors will include price and reliability.


   For some years, the AEP System has put in place a series of customer programs for encouraging electric conservation and load management (CLM). The CLM programs also are referred to in the electric utility industry as "demand-side management" programs (DSM) since they affect the demand for electric power as opposed to its supply. The AEP System utilizes integrated resource planning and has in place a detailed analysis procedure in which effective demand-side and supply-side options are both considered in order to determine the least cost approach to provide reliable electric service for its customers, taking into account environmental and other considerations.


   INDIANA: In May 1995, the IURC adopted rules for integrated resource planning guidelines, including consideration of resource bidding and independent power producers, and for demand-side management. I&M filed its first integrated resource plan in November 1995.


   MICHIGAN:  The MPSC has adopted guidelines  governing the acquisition of new
capacity by large Michigan electric utilities.   The guidelines do not apply to
I&M.


   OHIO: On December 17, 1992, the PUCO issued an order proposing rules for competitive bidding for new generating capacity, including transmission access for winning bidders. The proposed rules would establish a rebuttable presumption of prudence where new generating capacity is acquired through competitive bidding and provide other incentives to use competitive bidding. The proposed rules also contain procedures to ensure that bidders for a utility's new capacity will have open access to certain transmission facilities and prohibit the utility acquiring new capacity from withholding SO{2}
Allowances from potential bidders. CSPCo and OPCo filed comments on the proposed rules generally supporting promulgation of rules governing competitive bidding but stating that the rules should not address access to transmission facilities or SO{2} Allowances, because existing federal laws address such concerns.


   VIRGINIA: On October 24, 1994, the Virginia SCC began a proceeding to consider whether to adopt standards related to integrated resource planning, conservation, demand-side management and energy efficiency in power generation and supply for jurisdictional electric utilities. On September 27, 1995, the Virginia SCC declined to adopt the proposed standards, but reaffirmed its goals for integrated resource planning, investment in cost-effective conservation and demand management programs. Virginia electric utilities are to continue to file biennial twenty-year resource plans. The Virginia SCC also has adopted minimum requirements for any electric utility that elects to acquire new generation through a bidding program. An electric utility is not required to use the bidding process and may participate in the bidding process.


   WEST VIRGINIA: On October 8, 1993, the West Virginia PSC issued an order proposing rules that generally require electric utilities to procure competitively all new sources of generation. APCo and Wheeling Power Company filed comments stating that the rules should not require competitive bidding and should permit the utility to participate in the bidding process.


   PROPOSED TRANSMISSION FACILITIES


   APCO: On March 23, 1990, APCo and VEPCo announced plans, subject to regulatory approval, for major new transmission facilities. APCo will construct approximately 115 miles of 765,000-volt line from APCo's Wyoming station in southern West Virginia to APCo's Cloverdale station near Roanoke, Virginia. VEPCo will construct approximately 102 miles of 500,000-volt line from APCo's Joshua Falls station east of Lynchburg, Virginia to VEPCo's
Ladysmith station  north  of  Richmond,  Virginia.   The  construction  of  the
transmission lines and related station improvements will provide needed reinforcement for APCo's internal load, reinforce the ability to exchange electric power between the two companies and relieve present constraints on the transmission of electric power from potential independent power producers in the APCo service area to VEPCo. APCo's cost is estimated at $245,000,000 while VEPCo's cost is estimated at $164,000,000. Completion of the project is presently scheduled for 2000 but the actual service date will be dependent upon the time necessary to meet various regulatory requirements.


   Hearings before the Virginia SCC were concluded in September 1993. A report was issued by the hearing examiner in December 1993 which recommended that the Virginia SCC grant APCo approval to construct the proposed 765,000-volt line. In an interim order issued on December 13, 1995, the Virginia SCC found that major additional transmission capacity was needed to serve APCo's native load customers. The Virginia SCC further asked that APCo provide additional information on possible routing modifications and utilization of the additional transmission capacity prior to a final ruling.


   APCo refiled with the West Virginia PSC in February 1993 its application for certification. An application filed in June 1992 was withdrawn at the request of the West Virginia PSC to permit additional time for review by the West Virginia PSC. The West Virginia PSC rejected APCo's application for certification in May 1993, directing APCo to supplement its line siting information. APCo intends to refile its application with the West Virginia PSC. Hearings are expected to be held in late 1996 or early 1997, with a decision expected in late 1997 or early 1998.


   The Jefferson National Forest (JNF) is directing the preparation of an Environmental Impact Statement (EIS) which will be required prior to the granting of special use permits for crossing Federal lands. The present schedule of the JNF calls for completion of the draft EIS in June 1996 and the final EIS in early 1998.


   APCO AND KEPCO: APCo and KEPCo have announced an improvement plan to be implemented during a four-year period (1996-1999) to reinforce their 138,000-volt transmission system. Included in this plan is a new transmission line to link KEPCo's Big Sandy Plant to communities in eastern Kentucky. APCo's and KEPCo's estimated project costs are $5,115,000 and $84,184,000, respectively. Work on the project is scheduled to begin later in 1996, pending approval from the KPSC.


   CONSTRUCTION EXPENDITURES


   The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1993, 1994 and 1995 and their current estimate of 1996 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases. The construction expenditures for the years 1993-1995 were applied, and it is anticipated that the estimated construction expenditures for 1996 will be applied, approximately as follows to construction of the following classes of assets:

                                                 1993       1994      1995       1996
                                                ACTUAL     ACTUAL    ACTUAL    ESTIMATE
                                                             (in thousands)
AEGCO
Generating plant and facilities                $  3,100   $  3,900   $  4,000   $  1,900

   TOTAL                                       $  3,100   $  3,900   $  4,000   $  1,900

APCO
Generating plant and facilities                $ 51,200   $ 65,600   $ 42,400   $ 55,700
Transmission lines and facilities                36,700     38,700     35,200     31,300
Distribution lines and facilities                98,200    116,500    121,400    102,900
General plant and other facilities                4,800      9,500     18,600     13,900

   TOTAL                                       $190,900   $230,300   $217,600   $203,800

CSPCO
Generating plant and facilities                $ 33,300   $ 24,800   $ 30,500   $ 20,400
Transmission lines and facilities                10,100      3,600     10,700     10,800
Distribution lines and facilities                40,700     50,800     56,600     50,800
General plant and other facilities                2,200      2,300      1,700     12,500

   TOTAL                                       $ 86,300   $ 81,500   $ 99,500   $ 94,500

                                                1993       1994       1995        1996
                                               ACTUAL     ACTUAL     ACTUAL     ESTIMATE
                                                            (in thousands)
I&M
Generating plant and facilities                $ 50,200   $ 49,700   $ 46,200   $ 33,600
Transmission lines and facilities                10,100     20,300     22,600     17,600
Distribution lines and facilities                41,300     42,300     41,500     40,900
General plant and other facilities                6,700      2,200      2,700     18,500

   TOTAL                                       $108,300   $114,500   $113,000   $110,600

KEPCO
Generating plant and facilities                $  8,100   $ 22,600   $  6,200   $ 25,400
Transmission lines and facilities                 6,700      6,400      7,900     33,000
Distribution lines and facilities                20,300     23,700     23,900     23,200
General plant and other facilities                    0        500      1,300      3,400

   TOTAL                                       $ 35,100   $ 53,200   $ 39,300   $ 85,000

OPCO
Generating plant and facilities (a)            $112,700   $ 83,800   $ 40,000   $ 36,200
Transmission lines and facilities                28,600     15,300     23,500     22,000
Distribution lines and facilities                46,000     45,200     51,400     52,200
General plant and other facilities               10,500      4,700      2,000     12,700

   TOTAL                                       $197,800   $149,000   $116,900   $123,100

AEP SYSTEM (b)
Generating plant and facilities (a)            $258,600   $250,400   $169,300   $173,200
Transmission lines and facilities                92,800     85,400    102,500    115,400
Distribution lines and facilities               252,300    286,900    302,800    277,000
General plant and other facilities               24,400     19,400     26,600     61,400

   TOTAL                                       $628,100   $642,100   $601,200   $627,000



(a) Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for such system for 1993, 1994 and 1995 and the current estimate for 1996 are $256,673,000, $176,220,000, $48,804,000
    and $12,915,000, respectively. See ENVIRONMENTAL AND OTHER MATTERS - ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN.
(b) Includes expenditures of other subsidiaries not shown.


   Reference is made to the footnotes to the financial statements entitled COMMITMENTS AND CONTINGENCIES incorporated by reference in Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years.


   The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimates of capital requirements for the System's construction program.


   From time to time, as the System companies have encountered the industry problems described above, such companies also have encountered limitations on their ability to secure the capital necessary to finance construction expenditures.


   ENVIRONMENTAL EXPENDITURES: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1993, 1994 and 1995 and the current estimate for 1996 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.


                   1993    1994    1995     1996
                  ACTUAL  ACTUAL  ACTUAL  ESTIMATE
                        (in thousands)

AEGCo           $      0 $     0 $     0 $     0
APCo              16,800  32,000   7,800   8,500
CSPCo             15,800  13,700  10,000   1,300
I&M                    0       0       0     400
KEPCo              1,000   9,500     600     600
OPCo (a)          31,600  22,400   3,100       0

AEP System (a)   $65,200 $77,600 $21,500 $10,800


(a)Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for such system for 1993, 1994 and 1995 and the current estimate for 1996 are $256,673,000, $176,220,000, $48,804,000 and
   $12,915,000, respectively. See ENVIRONMENTAL AND OTHER MATTERS - ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN.

FINANCING


  It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and preferred stock, and cash capital
contributions  by  AEP.   It  has been the practice of AEP, in turn, to finance
cash capital contributions to the common stock equities of the operating subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. In 1995, AEP issued 1,400,000 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other apital requirements.


  During the period 1993-1995, external funds from financings and capital contributions by AEP amounted, with respect to APCo and KEPCo to approximately 31% and 53%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo, CSPCo, I&M and OPCo exceeded the amount of funds from financings and capital contributions by AEP.


  The ability of AEP and its operating subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of most of the operating subsidiaries, by provisions contained in their charters and in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 1996, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:

                                                                            TOTAL AEP
    SHORT-TERM DEBT       AEP   AEGCO  APCO   CSPCO   I&M    KEPCO   OPCO   SYSTEM(a)
                                               (in millions)
Amount authorized         $150   $80   $228   $175    $175   $150    $223   $1,256

Amount outstanding:
   Notes payable          $ 18   $22   $ --   $ 13    $ 52   $ 16    $ --   $  128
   Commercial paper         32    --    126     21      38     11       9      237

                          $ 50   $22   $126   $ 34    $ 90   $ 27    $  9   $  365



(a) Includes short-term debt of other subsidiaries not shown.

   Reference is made to the footnotes to the financial statements incorporated by reference in Item 8 for further information with respect to unused short-term bank lines of credit.


   In order to issue additional first mortgage bonds and preferred stock, it is necessary for APCo, CSPCo, I&M, KEPCo and OPCo to comply with earnings coverage requirements contained in their respective mortgages and charters. The most restrictive of these provisions in each instance generally requires (1) for the issuance of first mortgage bonds for purposes other than the refunding of outstanding first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and (2) for the issuance of additional preferred stock by APCo, I&M and OPCo, a minimum, after income tax, gross income coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. In computing such coverages, the companies include as a component of earnings revenues collected subject to refund (where applicable) and, to the extent not limited by the instrument under which the computation is made, AFUDC, including amounts positioned and classified as an allowance for borrowed funds used during construction. These coverage provisions have from time to time restricted the ability of one or more of the above subsidiaries of AEP to issue senior securities.


   The respective mortgage and preferred stock coverages of APCo, CSPCo, I&M, KEPCo and OPCo under their respective mortgage and charter provisions, calculated on the foregoing basis and in accordance with the respective amounts then recorded in the accounts of the companies, assuming the respective short-term debt of the companies at those dates were to remain outstanding for a twelve-month period at the respective rates of interest prevailing at those dates, were at least those stated in the following table:

                                  DECEMBER 31,
                               1993   1994   1995

APCo
   Mortgage coverage           3.64   3.12   3.47
   Preferred stock coverage    2.04   1.65   1.78

CSPCo
   Mortgage coverage           2.91   3.64   3.90

I&M
   Mortgage coverage           5.49   6.23   6.25
   Preferred stock coverage    2.48   2.74   2.63

KEPCo
   Mortgage coverage           2.19   2.60   2.86

OPCo
   Mortgage coverage           5.24   5.04   6.17
   Preferred stock coverage    2.88   2.58   3.04

   Although certain other subsidiaries of AEP either are not subject to any coverage restrictions or are not subject to restrictions as constraining as those to which APCo, CSPCo, I&M, KEPCo and OPCo are subject, their ability to finance substantial portions of their construction programs may be subject to market limitations and other constraints unless other assurances are furnished.


   AEP believes that the ability of its operating subsidiaries to issue short- and long-term debt securities and preferred stock in the amounts required to finance their business may depend upon the timely approval of rate increase applications. If one or more of the operating subsidiaries are unable to continue the issuance and sale of securities on an orderly basis, such company or companies will be required to consider the use of alternative financing arrangements, if available, which may be more costly or the curtailment of construction and other outlays.


   AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of utility assets, coal mining and transportation equipment and facilities and nuclear fuel. Pollution control revenue bonds have been used in the past and may be used in the future in connection with the construction of pollution control facilities; however, Federal tax law has limited the utilization of this type of financing except for purposes of certain financing of solid waste disposal facilities and of certain refunding of outstanding pollution control revenue bonds issued before August 16, 1986.


   Shares of AEP Common Stock may be sold by AEP from time to time at prices below the then current book value per share and repurchased by AEP at prices above book value. Such sales or purchases, if any, would have a dilutive effect on the book value of then outstanding shares but are not expected to have a material adverse effect on AEP's business including its future financing plans or capabilities and pending construction projects.

RATES


   GENERAL


   The rates charged by the electric utility subsidiaries of AEP are approved by the FERC or one of the state utility commissions as applicable. The FERC regulates wholesale rates and the state commissions regulate retail rates. In recent years the number of rate increase applications filed by the operating subsidiaries of AEP with their respective state commissions and the FERC has decreased. If increases in operating, construction and capital costs exceed increases in revenues resulting from previously granted rate increases and increased customer demand, then it may be appropriate for certain of AEP's electric utility subsidiaries to file rate increase applications in the future.


   Generally the rates of AEP's operating subsidiaries are determined based upon the cost of providing service including a reasonable return on investment. Certain states served by the AEP System allow alternative forms of rate regulation in addition to the traditional cost-of-service approach. In April 1995, Indiana enacted into law legislation providing that the IURC may approve alternative regulatory plans which could include setting customer rates based on market or average prices, price caps, index-based prices and prices based on performance and efficiency. In March 1996, Virginia enacted into law legislation which provides that the Virginia SCC may approve (i) special rates, contracts or incentives to individual customers or classes of customers and
(ii) alternative forms of regulation including, but not limited to, the use of price regulation, ranges of authorized returns, categories of services and price indexing.

   All of the seven states served by the AEP System, as well as the FERC, either permit the incorporation of fuel adjustment clauses in a utility company's rates and tariffs, which are designed to permit upward or downward adjustments in revenues to reflect increases or decreases in fuel costs above or below the designated base cost of fuel set forth in the particular rate or tariff, or permit the inclusion of specified levels of fuel costs as part of such rate or tariff.


   AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System.


   APCO


   FERC: On February 14, 1992, APCo filed with the FERC applications for an increase in its wholesale rates to Kingsport Power Company and non-affiliated customers in the amounts of approximately $3,933,000 and $4,759,000, respectively. APCo began collecting the rate increases, subject to refund, on September 15, 1992. In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106), which requires employers, beginning in 1993, to accrue for the costs of retiree benefits other than pensions. These rates include the higher level of SFAS 106 costs. On November 9, 1993, the administrative law judge issued an initial decision recommending, among other things, the higher level of postretirement benefits other than pensions under SFAS 106. FERC action on APCo's applications is pending.


   VIRGINIA: On June 27, 1994, the Virginia SCC issued a final order granting APCo an increase in annual revenues of $17,900,000. APCo had requested to increase its Virginia retail rates by $31,400,000 annually and, on May 4, 1993, implemented the rates, subject to refund, based on an interim order. As a result of the final order, APCo made a revenue refund including interest to its Virginia customers in August 1994 of $15,800,000.


   As a result of certain significant fuel cost reductions, on November 15, 1994, APCo implemented a net decrease in rates charged to its Virginia retail customers of $13,200,000, subject to final approval by the Virginia SCC. The net decrease consisted of a $28,900,000 decrease in the fuel component of its rates offset, in part, by an increase of $15,700,000 in base rates. On December 19, 1994, the Virginia SCC issued an order approving the decrease in the fuel factor component of rates. APCo proposes in the base rate proceeding to amortize Virginia deferred storm damage expenses of $23,900,000 related to two major ice storms in February and March 1994 over a three-year period, consistent with the amortization of previous storm damage expense deferrals approved in a 1992 rate case. The ultimate recovery of the entire deferred storm damage costs is subject to Virginia SCC approval. If not approved, results of operations could be adversely affected. The Virginia SCC Staff has recommended that approximately $12,000,000 of the $23,900,000 in storm damage expenses be treated as if they have previously been recovered in earnings (based on the results of the Staff's earnings test) and the remainder be deferred for future recovery over a five-year period. A hearing examiner's report is pending.


   CSPCO


   ZIMMER PLANT: The Zimmer Plant was placed in commercial operation as a 1,300-megawatt coal-fired plant on March 30, 1991. CSPCo owns 25.4% of the Zimmer Plant with the remainder owned by two unaffiliated companies, CG&E (46.5%) and DP&L (28.1%).


   ZIMMER PLANT - RATE RECOVERY: In May 1992, the PUCO issued an order providing for a phased-in rate increase of $123,000,000 for the Zimmer Plant to be implemented in three steps over a two-year period and disallowed $165,000,000 of Zimmer Plant investment. CSPCo appealed the PUCO ordered Zimmer disallowance and phase-in plan to the Ohio Supreme Court. In November 1993, the Supreme Court issued a decision on CSPCo's appeal affirming the disallowance and finding that the PUCO did not have statutory authority to order phased-in rates. The court instructed the PUCO to fix rates to provide gross annual revenue in accordance with the law and to provide a mechanism to recover the revenues deferred under the phase-in order.


   As a result of the ruling, 1993 net income was reduced by $144,500,000 after tax to reflect the disallowance and in January 1994, the PUCO approved a 7.11% or $57,167,000 rate increase effective February 1, 1994. The increase is comprised of a 3.72% base rate increase and a temporary 3.39% surcharge, which will be in effect until the phase-in plan deferrals are recovered, currently estimated to be mid-1997. In 1995, $28,500,000 of net phase-in deferrals were collected through the surcharge which reduced the deferrals from $75,400,000 at December 31, 1994 to $46,900,000 at December 31, 1995. In 1993 and 1992,
$47,900,000 and $46,000,000, respectively, were deferred under the phase-in plan. The recovery of amounts deferred under the phase-in plan and the increase in rates to the full rate level did not affect net income.


   From the in-service date of March 1991 until rates went into effect in May 1992, deferred carrying charges of $43,000,000 were recorded on the Zimmer Plant investment. Recovery of the deferred carrying charges will be sought in the next PUCO base rate proceeding in accordance with the PUCO accounting order that authorized the deferral.


   Reference is made to the caption ENVIRONMENTAL AND OTHER MATTERS - ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN for information regarding AEP's compliance plan which was approved by the PUCO.


   KEPCO


   In September 1995, KEPCo, the Kentucky Attorney General and other interested parties filed an application with the KPSC to implement KEPCo's DSM Three-Year Experimental Plan which consisted of DSM programs for residential, commercial and industrial sectors. Under the plan, program costs, as well as net lost revenues and incentives, would be recovered by sector under an annual surcharge tariff. In December 1995, the KPSC issued an order approving the three-year plan for the period ending December 31, 1998.


   OPCO


   An application was filed by OPCo in July 1994 with the PUCO seeking a $152,500,000 annual base retail rate increase to recover, among other things, the costs associated with the Gavin Plant's flue gas desulfurization systems (scrubbers). In February 1995, OPCo and certain other parties to the proceeding entered into a settlement agreement to resolve, among other issues, the pending base rate case and the current electric fuel component (EFC) proceeding. On March 23, 1995, the PUCO issued an order approving the settlement agreement, with certain minor exceptions. Under the terms of the settlement agreement, effective March 23, 1995, base rates increase by $66,000,000 annually which includes recovery of the annual cost of the scrubbers; the EFC rate is fixed at 1.465 cents per kwh from June 1, 1995 through November 30, 1998; OPCo is provided with the opportunity to recover its Ohio jurisdictional share of the investment in, and the liabilities and future shutdown costs of, all affiliated mines as well as any fuel costs incurred above the fixed rate; and OPCo may proceed with its Clean Air Act Amendments of 1990 compliance plan as filed with the PUCO (discussed under ENVIRONMENTAL AND OTHER MATTERS - ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN). The settlement agreement allows OPCo to continue to operate its Muskingum and Windsor mines.


   Based on a stipulation agreement approved by the PUCO in November 1992, beginning December 1, 1994, the cost of coal burned at the Gavin Plant is subject to a 15-year predetermined price of $1.575 per million Btus with quarterly escalation adjustments. As discussed above, the PUCO-approved settlement agreement fixes the EFC factor at 1.465 cents per kwh for the period June 1995 through November 1998. After November 2009, the price that OPCo can recover for coal from its affiliated Meigs mine which supplies the Gavin Plant will be limited to the lower of cost or the then-current market price. The predetermined Gavin Plant price agreement, in conjunction with the above-referenced settlement agreement, provide OPCo with an opportunity to recover any operating losses incurred under the predetermined or fixed price, as well as its investment in, and liabilities and closing costs associated with, its affiliated mining operations attributable to its Ohio jurisdiction, to the extent the actual cost of coal burned at the Gavin Plant is below the predetermined price.


   Based on the estimated future cost of coal burned at Gavin Plant, management believes that the Ohio jurisdictional portion of the investment in, and liabilities and closing costs of, the affiliated mining operations will be recovered under the terms of the predetermined price agreement.


   In November 1992, the municipal wholesale customers of OPCo filed a complaint with the SEC requesting an investigation of the sale of the Martinka mining operation to an unaffiliated company and an investigation into the pricing of OPCo's affiliated coal purchases back to 1986. OPCo has filed a response with the SEC seeking to dismiss this complaint.

FUEL SUPPLY


   The following table shows the sources of power generated by the AEP System:

                   1991   1992   1993   1994   1995

Coal                86%    93%    86%    91%    88%
Nuclear             13%     6%    13%     8%    11%
Hydroelectric
 and other           1%     1%     1%     1%     1%


   Variations in the generation of nuclear power are primarily related to refueling outages and, in 1992, a forced outage at Cook Plant Unit 2. See COOK NUCLEAR PLANT.


   COAL


   The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II begins in 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See ENVIRONMENTAL AND OTHER MATTERS - ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN for the current compliance plan.


   In order to meet emission standards for existing and new emission sources, the AEP System companies will, in any event, have to obtain coal supplies, in addition to coal reserves now owned by System companies, through the acquisition of additional coal reserves and/or by entering into additional supply agreements, either on a long-term or spot basis, at prices and upon terms which cannot now be predicted.


   No representation is made that any of the coal rights owned or controlled by the System will, in future years, produce for the System any major portion of the overall coal supply needed for consumption at the coal-fired generating units of the System. Although AEP believes that in the long run it will be able to secure coal of adequate quality and in adequate quantities to enable existing and new units to comply with emission standards applicable to such sources, no assurance can be given that coal of such quality and quantity will in fact be available. No assurance can be given either that statutes or regulations limiting emissions from existing and new sources will not be further revised in future years to specify lower sulfur contents than now in effect or other restrictions. See ENVIRONMENTAL AND OTHER MATTERS herein.


   The FERC has adopted regulations relating, among other things, to the circumstances under which, in the event of fuel emergencies or shortages, it might order electric utilities to generate and transmit electric power to other regions or systems experiencing fuel shortages, and to rate-making principles by which such electric utilities would be compensated. In addition, the Federal Government is authorized, under prescribed conditions, to allocate coal and to require the transportation thereof, for the use of power plants or major fuel-burning installations.


   System companies have developed programs to conserve coal supplies at System plants which involve, on a progressive basis, limitations on sales of power and energy to neighboring utilities, appeals to customers for voluntary limitations of electric usage to essential needs, curtailment of sales to certain industrial customers, voltage reductions and, finally, mandatory reductions in cases where current coal supplies fall below minimum levels. Such programs have been filed and reviewed with officials of Federal and state agencies and, in some cases, the state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agencies.


   The mining of coal reserves is subject to Federal requirements with respect to the development and operation of coal mines, and to state and Federal regulations relating to land reclamation and environmental protection, including Federal strip mining legislation enacted in August 1977.
Continual evaluation and study is given to possible closure of existing coal mines and divestiture or acquisition of coal properties in light of Federal and state environmental and mining laws and regulations which may affect the System's need for or ability to mine such coal.


   Western coal purchased by System companies is transported by rail to a terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 3,535 coal hopper cars to be used in unit train movements, as well as 14 towboats, 295 jumbo barges and 185 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various locations on the river.


   The System generating companies procure coal from coal reserves which are owned or mined by subsidiaries of AEP, and through purchases pursuant to long-term contracts, or on a spot purchase basis, from unaffiliated producers. The following table shows the amount of coal delivered to the AEP System during the past five years, the proportion of such coal which was obtained either from coal-mining subsidiaries, from unaffiliated suppliers under long-term contracts or through spot or short-term purchases, and the average delivered price of spot coal purchased by System companies:

                                            1991   1992   1993   1994   1995
Total coal delivered to
   AEP operated plants (thousands of tons) 45,232 44,738 40,561 49,024 46,867
Sources (percentage):
   Subsidiaries                              28%    25%    20%    15%    14%
   Long-term contracts                       62%    65%    66%    65%    75%
   Spot or short-term purchases              10%    10%    14%    20%    11%
Average price per ton of spot-purchased
   coal                                  $25.40   $23.88 $23.55 $23.00 $25.15


   The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                           1991   1992   1993   1994   1995
                                                     Dollars per ton
AEP System Companies                       $35.16 $34.31 $33.57 $33.95 $32.52
AEGCo                                       20.65  20.11  17.74  18.59  18.80
APCo                                        41.99  43.00  42.65  39.89  38.86
CSPCo                                       35.18  33.87  33.87  32.80  33.23
I&M                                         25.57  24.23  23.80  22.85  23.25
KEPCo                                       31.38  30.24  27.08  26.83  26.91
OPCo                                        40.18  38.36  38.12  41.10  37.58


                                          CENTS PER MILLION BTU'S

AEP System Companies                        158.88<cent>154.41<cent>150.89<cent>152.41<cent>145.26<cent>
AEGCo                                       123.33 120.90  107.71 112.06 112.87
APCo                                        169.48 173.05  173.32 161.37 156.96
CSPCo                                       152.55 143.94  143.66 140.45 140.79
I&M                                         139.16 135.11  129.39 123.62 125.50
KEPCo                                       132.25 126.92  113.90 113.40 114.77
OPCo                                        171.65 163.89  161.25 173.51 157.62

   The coal supplies at AEP System plants vary from time to time plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1995, the System's coal inventory was approximately 55 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

   The following tabulation shows the total consumption during 1995 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1995 to these units.
Reference is made to ENVIRONMENTAL AND OTHER MATTERS for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.



                                                      ESTIMATED REQUIRE-        AVERAGE SULFUR CONTENT
                                 TOTAL CONSUMPTION    MENTS FOR REMAINDER         OF DELIVERED COAL
                                    During 1995        of Useful Lives            Pounds of SO{2}
                              (IN THOUSANDS OF TONS)  (IN MILLIONS OF TONS)     BY WEIGHT   PER MILLION BTU'S
AEGCo (a)                     5,267                     261                     0.3%        0.7
APCo                          8,988                     446                     0.8%        1.3
CSPCo (b)                     5,367                     234                     2.9%        4.9
I&M (c)                       6,723                     300                     0.5%        1.1
KEPCo                         2,953                      91                     1.2%        2.0
OPCo                         17,910                     650                     2.2%        3.7


(a) Reflects AEGCo's 50% interest in the Rockport Plant.
(b) Includes coal requirements for CSPCo's interest in Beckjord, Stuart and Zimmer Plants.
(c) Includes I&M's 50% interest in the Rockport Plant.

   AEGCO: See FUEL SUPPLY - I&M for a discussion of the coal supply for the Rockport Plant.


   APCO: Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.


   The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.8% during 1995, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.


   CSPCO: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 3,400,000 tons per year through 1998. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.


   CSPCo has been informed by CG&E and DP&L that, with respect to the CCD Group units partly owned but not operated by CSPCo, sufficient coal has been contracted for or is believed to be available for the approximate lives of the respective units operated by them. Under the terms of the operating agreements with respect to CCD Group units, each operating company is contractually responsible for obtaining the needed fuel.

   I&M: I&M has three coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming, principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. One contract with remaining deliveries of 67,750,000 tons expires on December 31, 2014 and another contract with remaining deliveries of 56,400,000 tons expires on December 31, 2004. The third contract with deliveries of 750,000 tons per year expires in late 1996.


   All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.


   KEPCO: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,500,000 tons of coal in 1996. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.


   OPCO: The coal consumed at OPCo's generating plants is obtained from both affiliated and unaffiliated suppliers. The coal obtained from unaffiliated suppliers is purchased under long-term contracts and/or on a spot purchase basis.


   OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio which contain approximately 212,000,000 tons of clean recoverable coal, which ranges in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which can be recovered based upon existing mining plans and projections and employing current mining practices and techniques. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%). Recovery of this coal would require substantial development.


   OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 106,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 3.3% sulfur by weight (weighted average, 2.0%) of which approximately 29,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

   NUCLEAR


   I&M has made commitments to meet certain of the nuclear fuel requirements of the Cook Plant. The nuclear fuel cycle consists of the mining and milling of uranium ore to uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of nuclear fuel in the reactor; and the reprocessing or other disposition of spent fuel. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel beyond the existing contractual commitments shown in the following table. I&M has made and will make purchases of uranium in various forms in the spot and short-term market until it decides that deliveries under mid- or long-term supply contracts are warranted. The following table shows the year through which contracts have been entered into to provide the requirements of the units for the various segments of the nuclear fuel cycle.

                   URANIUM
                 CONCENTRATES    CONVERSION       ENRICHMENT (1)  FABRICATION    REPROCESSING (2)

Unit 1            --              --                 2000             2000          --
Unit 2            --              --                 2000             2000          --


1) I&M has a requirements-type contract with DOE. I&M has partially terminated the contract, subject to revocation of the termination, so that it may procure enrichment services cost-effectively from the spot market.
2) No reprocessing facility in the United States currently is in operation.
   I&M has contracted for reprocessing services at a facility on which construction has been halted. Lack of reprocessing services has resulted in the need to increase on-site storage capacity for spent fuel.


   For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool to permit normal operations through 2010.


   I&M's costs of nuclear fuel consumed do not assume any residual or salvage value for residual plutonium and uranium.


   NUCLEAR WASTE AND DECOMMISSIONING


   The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983, I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $71,964,000, exclusive of interest of $91,096,000 at December 31, 1995. The aggregate amount has been recorded as long-term debt. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet paid any of the pre-April 1983 fee. At December 31, 1995, funds collected from customers to pay the pre-April 1983 fee and accrued interest approximated the long-term debt liability.


   On June 20, 1994, a group of 14 unaffiliated utilities owning and operating nuclear plants and a group of states each filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 imposes on DOE an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. DOE has indicated in its Notice of Inquiry of May 25, 1994 that its preliminary view is that it has no statutory obligation to begin to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository. In April 1995, DOE issued its Final Interpretation affirming its earlier view. On May 30, 1995, I&M filed a petition for review seeking the same relief requested earlier by the group of utilities. This action was consolidated with the earlier petition. I&M also seeks, if warranted, relief from the financial burden of fees being paid to DOE.


   Studies completed in 1994 estimate decommissioning and low-level radioactive waste disposal costs for the Cook Plant to range from $634,000,000 to $988,000,000 in 1993 nondiscounted dollars. The wide range is caused by variables in assumptions, including the estimated length of time spent nuclear fuel must be stored at the Cook Plant subsequent to ceasing operations, which depends on future developments in the federal government's spent nuclear fuel disposal program. Continued delays in the federal fuel disposal program can result in increased decommissioning costs. I&M is recovering decommissioning costs in its three rate-making jurisdictions based on at least the lower end of the range in the most recent respective decommissioning study available at the time of the rate proceeding (the study range utilized in the Indiana rate case, I&M's primary jurisdiction, was $588,000,000 to $1.102 billion in 1991 dollars). I&M records decommissioning costs in other operation expense and records a noncurrent liability equal to the decommissioning cost recovered in rates which was $30,000,000 in 1995, $26,000,000 in 1994 and $13,000,000 in
1993. At December 31, 1995, I&M had recognized a decommissioning liability of $269,000,000. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.


   Funds recovered through the rate-making process for disposal of spent nuclear fuel consumed prior to April 7, 1983 and for nuclear decommissioning have been segregated and deposited in external funds for the future payment of such costs. Trust fund earnings decrease the amount to be recovered from ratepayers.


   The ultimate cost of retiring I&M's Cook Plant may be materially different from the estimates contained in the site-specific study and the funding targets as a result of (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning differing significantly from that assumed in these studies. Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly greater than current projections.


   In February 1996, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled ACCOUNTING FOR CERTAIN LIABILITIES RELATED TO CLOSURE OR REMOVAL OF LONG-LIVED ASSETS. The exposure draft proposes that the present value of any decommissioning or other closure or removal obligation be recorded as a liability when the obligation is incurred. A corresponding asset would be recorded in the plant investment account and recovered through depreciation charges over the asset's life. A proposed transition rule would require that an entity report a charge to income for the cumulative effect of initially applying the proposed standard. Management is studying the proposed standard and evaluating its potential impact.


   The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary trash and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. As 1986 approached it became apparent that no new disposal facilities would be operational, and enforcement of the LLWPA would leave no disposal capacity for the majority of the low-level waste generated in the United States. Congress, therefore, passed the Low-Level Waste Policy Amendments Act of 1985. Michigan, the state where the Cook Plant is located, was a member of the Midwest Compact, but its membership was revoked in 1991. Michigan is responsible for developing a disposal site for the low-level waste generated in Michigan.


   In 1994, Michigan amended its law regarding disposal sites to provide for allowing a volunteer to host a facility. Although progress has been made, the site selection process is very long and management is unable to predict when a permanent disposal site for Michigan low-level waste will be available.


   On July 1, 1995, the disposal site in South Carolina reopened to accept waste from most areas of the U.S., including Michigan. This is the first opportunity for the Cook Plant to dispose of waste at that site since November 1990 when South Carolina denied access to its disposal site. To the extent necessary, the Cook Plant's low-level radioactive waste is being stored on-site. I&M has an on-site radioactive material storage facility at the Cook Plant for temporary preshipment storage of the plant's low-level radioactive waste. The facility can hold as much low-level waste as the Cook Plant is expected to produce through approximately 2001, and the building could be expanded to accommodate the storage of such waste through approximately 2017. Currently, the Cook Plant produces less than 7,000 cubic feet of low-level waste annually.


   ENERGY POLICY ACT - NUCLEAR FEES


   The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decommissioning and decontamination of DOE's existing uranium enrichment facilities from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's remaining estimated liability is $45,703,000, subject to inflation adjustments, and is payable in annual assessments over the next 11 years. I&M recorded a regulatory asset concurrent with the recording of the liability. The payments are being recorded and recovered as fuel expense.


   In a case involving an unaffiliated utility, the U.S. Court of Federal Claims decided in June 1995 that these assessments are unlawful. On November 13, 1995, the Federal Government appealed this decision to the U.S. Court of Appeals for the Federal Circuit. I&M has filed with DOE claims for refunds under certain of its enrichment services contracts based on this decision. I&M also intends to pursue refund claims on other enrichment services contracts directly to the U.S. Court of Federal Claims.

ENVIRONMENTAL AND OTHER MATTERS


   AEP's subsidiaries are subject to regulation by Federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities.


   It is expected that costs related to environmental requirements will eventually be reflected in the rates of AEP's electric utility subsidiaries and that, in the long term, AEP's electric utility subsidiaries will be able to provide for such environmental controls as are required. However, some customers may curtail or cease operations as a consequence of higher energy costs. There can be no assurance that all such costs will be recovered.


   Except as noted herein, AEP's subsidiaries which own or operate generating facilities generally are in compliance with pollution control laws and regulations.


   AIR POLLUTION CONTROL


   CLEAN AIR ACT AMENDMENTS OF 1990: For the AEP System, compliance with the Clean Air Act Amendments of 1990 (CAAA) is requiring substantial expenditures which are being recovered through increases in the rates of AEP's operating subsidiaries. OPCo is incurring a major portion of such costs. There can be no assurance that all such costs will be recovered. See CONSTRUCTION PROGRAM - CONSTRUCTION EXPENDITURES.


   The Acid Rain Program provisions of the CAAA create an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of sulfur dioxide, measured in tons per year, on a system wide or aggregate basis. Emission reductions are required by virtue of the establishment of annual allowance allocations at a level below historical emission levels for many utility units. For units that emitted sulfur dioxide above a rate of 2.5 pounds per million Btu heat input in 1985, the CAAA establish sulfur dioxide allowance limitations (caps or ceilings on emissions) premised upon sulfur dioxide emissions at a rate of 2.5 pounds per million Btu heat input at 1985 utilization levels as of the Phase I deadline of January 1, 1995. The following AEP System units are Phase I-affected units: I&M's Breed Plant and Tanners Creek Unit 4; CSPCo's Beckjord Unit 6, Conesville Units 1-4, Picway Unit 5 and Stuart Units 1-4; and OPCo's Gavin Units 1-2, Muskingum River Units 1-5, Cardinal Unit 1, Mitchell Units 1-2 and Kammer Units 1-3. Phase I permits have been issued for all Phase I-affected units in the AEP System.


   All fossil fuel-fired steam generating units with capacity greater than 25 megawatts are affected in Phase II of the acid rain control program. All Phase II-affected units are allocated allowances with which compliance must be accomplished beginning January 1, 2000. The basis for Phase II allowance allocation depends on 1985 sulfur dioxide emission rates - if a unit emitted sulfur dioxide in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the allowance allocation is premised upon an emission rate of 1.2 pounds at 1985 utilization levels as of the Phase II deadline of January 1, 2000; if a unit emitted sulfur dioxide in 1985 at a rate of less than 1.2 pounds, the allowance allocation is in most instances premised upon the actual 1985 emission rate.


   The Acid Rain Title also contains provisions concerning nitrogen oxides emissions. In March 1994, Federal EPA issued final regulations governing nitrogen oxides emissions from tangentially fired and dry bottom wall-fired boilers at Phase I units which were appealed to the U.S. Court of Appeals for the District of Columbia Circuit by APCo, CSPCo, I&M, KEPCo and OPCo and a group of unaffiliated utilities based on the failure of Federal EPA to correctly define low NOx burner technology. On November 29, 1994, the court remanded the rules to Federal EPA and on April 13, 1995, Federal EPA issued revised regulations pursuant to the court's remand. Compliance with these emission limitations is determined on an annual basis beginning in 1996. OPCo's Mitchell Units 1 & 2 and CSPCo's Conesville Units 3 & 4 and Picway Unit 5 are Phase I units subject to these regulations.


   On January 19, 1996, Federal EPA published proposed Nox emission limitations in the FEDERAL REGISTER for wet bottom wall-fired boilers, cyclone boilers, units applying cell burner technology and all other types of boilers. These proposed emission limitations are purported to be comparable in cost to the controls applicable to tangentially fired boilers and non-cell burner dry bottom wall-fired boilers. These emission limitations are required to be met by Phase II-affected sources after January 1, 2000. Also on January 19, 1996, Federal EPA published proposed revisions to the existing emission limitations for tangentially fired and dry bottom wall-fired boilers. Federal EPA must
take final action on the proposed revisions by January 1, 1997.   These
limitations are expected to be more restrictive than those which are currently applicable.


   The CAAA contain additional provisions, other than the Acid Rain Title, which could require reductions in emissions of nitrogen oxides from fossil fuel-fired power plants. Title I, dealing generally with non-attainment of ambient air quality standards, establishes a tiered system for classifying degrees of non-attainment with air quality standards for ozone. Depending upon the severity of non-attainment within a given non-attainment area, reductions in nitrogen oxides emissions from fossil fuel-fired power plants may be required as part of a state's plan for achieving attainment with ozone air quality standards. On February 25, 1994, the West Virginia Division of Environmental Protection issued a consent order for APCo's Amos Units 1 and 2, requiring reductions in nitrogen oxides emissions from these units after June 1, 1995. The reduction in nitrogen oxides emissions will be less than that required under Title IV of the CAAA but will be required at an earlier time.
On September 6, 1994, Federal EPA officially redesignated Putnam, Wood and Kanawha counties to ozone attainment. West Virginia does not plan to impose Nox reduction requirements under Title I of the CAAA as part of its ozone maintenance plan in any of the five former moderate ozone non-attainment counties, barring any other mandate from Federal EPA to do so. While ozone non-attainment is largely restricted to urban areas, AEP System generating stations could be determined to be affecting ozone concentrations and may therefore, eventually be required to reduce nitrogen oxides emissions pursuant to Title I.


   In addition, certain environmental organizations and northeastern states have filed comments with Federal EPA contending that nitrogen oxides emissions from the midwest must be reduced in order to achieve the National Ambient Air Quality Standard for ozone in the northeast. Similar comments have been filed by these organizations and others with the FERC in connection with the proposed rulemaking involving open access to transmission facilities. See TRANSMISSION SERVICES - TRANSMISSION SERVICES FOR NON-AFFILIATES. All AEP coal-fired plants are potentially subject to the imposition of additional emission controls resulting from these initiatives. The Environmental Council of States formed the Ozone Transport Assessment Group (OTAG) in early 1995 to develop estimates of levels of reduction in volatile organic compound and/or nitrogen oxides emissions required for significant reductions in ozone concentrations in the eastern United States. OTAG, consisting of the environmental commissioners and air directors of 37 eastern states, Federal EPA and representatives from environmental and industry groups, is currently scheduled to complete modeling and technical work by the fall of 1996 - with evaluation of technical findings and recommendations on regional emission controls to be submitted to Federal EPA by January 1997. The cost of meeting Nox emissions reduction requirements which might be imposed to achieve the ozone ambient air quality standard cannot be precisely predicted but could be substantial.


   Utility boilers are potentially subject to additional control requirements under Title III of the CAAA governing hazardous air pollutant emissions. Federal EPA is directed to conduct studies concerning the potential public health impacts of pollutants identified by the legislation as hazardous in connection with their emission from electric utility steam generating units. Federal EPA was required to report the results of this study to Congress by November 1993 and is required to regulate emissions of these pollutants from electric utility steam generating units if it is determined that such regulation is necessary and appropriate, based on the results of the study. Federal EPA informed Congress that completion of this study has been delayed significantly beyond the November 1993 deadline. Federal EPA is subject to a judicial consent decree requiring completion of the study and submission of it by April 15, 1996. Additionally, Federal EPA is directed to study the deposition of hazardous pollutants to the Great Lakes, the Chesapeake Bay, Lake Champlain and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations to prevent serious adverse effects to public health and serious or widespread environmental effects. It is possible that emissions from electric utility steam generating units may be regulated under this water body deposition assessment program.


   The CAAA expand the enforcement authority of the Federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act and enhancing administrative civil provisions, adding a citizen suit provision and imposing a national operating permit system, emission fee program and enhanced monitoring, record keeping and reporting requirements for existing and new sources.


   ACID RAIN PROGRAM - AEP SYSTEM COMPLIANCE PLAN: In 1992, the PUCO approved a system-wide Phase I Acid Rain Program compliance plan. The AEP System's compliance plan centers around the compliance method selected for OPCo's two-unit 2,600-megawatt Gavin Plant which was emitting about 25% of the System's total sulfur dioxide emissions. Under an Ohio law, utilities could obtain advance PUCO approval of a least-cost compliance plan which would be deemed prudent in subsequent PUCO rate proceedings.


   The PUCO approved least-cost plan set forth compliance measures for the System's affected generating units, which included (i) installing leased flue gas desulfurization equipment (scrubbers) to burn Ohio high-sulfur coal at Gavin and (ii) designating Gavin's coal supply sources to include the affiliated Meigs mine at a reduced operating capacity and under predetermined prices, new long-term contracts with unaffiliated sources and spot market purchases.


   Pursuant to a settlement agreement approved by the PUCO in connection with OPCo's rate case discussed in RATES - OPCO, the PUCO reaffirmed its approval of the compliance plan, which does not seek to fuel switch Cardinal Unit 1 or Muskingum River Units 1-4 to low-sulfur coal at the beginning of Phase I of the CAAA. Under the terms of the compliance plan, OPCo's Muskingum River Unit 5 has been switched to low-sulfur coal. CSPCo's Conesville Units 1-3 have been modified to enable these units to burn coal or natural gas to comply. Actual fuel choice will depend on the cost and availability of gas. Although the compliance plan originally contemplated that CSPCo's Picway Unit 5 also would be modified to enable this unit to burn coal or natural gas to comply, this proposed modification has been indefinitely deferred. Beckjord Unit 6 (owned with CG&E and DP&L) has been switched to moderate sulfur coal. I&M's Tanners Creek Unit 4 has also been switched to moderate sulfur coal and I&M's Breed Plant was retired in 1994. Eight additional units are subject to Phase I rules, but no operating or fuel changes are planned, because they will hold allowances sufficient for compliance.


   Since the approved plan reflects fuel switching to comply at OPCo's Muskingum River Plant and Cardinal Unit 1, mining operations at OPCo's wholly-owned coal-mining subsidiaries, Central Ohio Coal Company and Windsor Coal Company, could be shut down resulting in substantial costs. Central Ohio Coal Company and Windsor Coal Company supply coal to Muskingum River Plant and Cardinal Plant, respectively.


   As a result of the aforementioned PUCO approval of OPCo's least-cost compliance plan, OPCo entered into an agreement in 1992 for construction and lease of the Gavin Plant scrubbers with JMG Funding, Limited Partnership (JMG), an unaffiliated entity. The scrubbers on Gavin Units 1 and 2 commenced operation in December 1994 and March 1995, respectively. On March 15, 1995, OPCo began to lease the scrubbers from JMG. See CONSTRUCTION PROGRAM - CONSTRUCTION EXPENDITURES.


   Recovery of compliance costs has been and will be sought through the rate-making process. The aforementioned OPCo settlement agreement provides, among other things, for OPCo to recover the annual lease cost of the scrubbers and other compliance costs and provides OPCo with an opportunity to recover its Ohio jurisdictional share of its investment in and the liabilities and closing costs of the affiliated Central Ohio and Windsor mining operations to the extent the actual cost of coal burned at the Gavin Plant is below a predetermined price. AEP intends to also seek timely recovery of all compliance costs, including mine shutdown costs, from its non-Ohio jurisdictional customers. OPCo's non-Ohio jurisdictional portion of shutdown costs for these mines, which includes the investment in the mines, leased asset buy-outs, reclamation costs and employee benefits is estimated to be approximately $195,000,000 net of tax at December 31, 1995. There can be no assurance that regulators will provide for recovery of all CAAA compliance costs. Compliance with the CAAA, including potential mine closure costs, could have an adverse effect on results of operations and possibly financial condition unless the costs can be recovered from ratepayers and/or from asset dispositions.


   GLOBAL CLIMATE CHANGE: Increasing concentrations of "greenhouse gases," including carbon dioxide (CO{2}), in the atmosphere have led to concerns about the potential for the earth's climate to change in ways that could result in adverse human health effects, destruction of sensitive ecosystems, inundated low-lying areas caused by sea-level rise, shifts in agricultural production and other serious environmental consequences. The proponents of this view maintain that rising levels of greenhouse gas emissions will cause some of the sun's energy that is normally radiated back into space to be trapped in the atmosphere, warming the biosphere and triggering these detrimental effects.


   At the Earth Summit in Rio de Janeiro, Brazil in June 1992, 165 nations, including the United States, signed a global climate change treaty. Each country that ratifies the treaty commits itself to a process of achieving the aim of reducing greenhouse gas emissions, including CO{2}, to their 1990 level by the year 2000. On October 7, 1992, the U.S. Senate ratified the treaty. The treaty went into effect on March 21, 1994. In April 1995, the first meeting of the nations that have ratified was held. The parties declared that the existing commitments under the treaty are not adequate to address the threat of global climate change and authorized the immediate commencement of negotiations on a protocol or other legal instrument for emission controls in the post-2000 period. The protocol or other legal instrument is required to set forth "policies and measures," and "quantified limitation and reduction objectives within specified time frames, such as 2005, 2010 and 2020" to be adopted by signatory nations. The negotiations are expected to be complete in early 1997.


   In accordance with the obligations set forth in the global climate change treaty, on April 21, 1993, President Clinton committed the United States to reducing greenhouse gas emissions to 1990 levels by the year 2000. On October 19, 1993, the President unveiled the Administration's Climate Change Action Plan for meeting this emission reduction target. The plan emphasizes reductions in fossil fuel use, the largest source of CO{2} emissions, primarily through reliance on voluntary energy efficiency programs and partnerships between the Federal government and U.S. industry. One such collaboration is between the electric utility industry and DOE. Known as the Climate Challenge, this initiative has identified flexible, cost-effective measures to reduce, avoid or sequester future greenhouse gas emissions. AEP System companies joined with nearly 800 investor-owned, municipal, rural electric cooperative and Federal utilities in a voluntary agreement signed with DOE on April 20, 1994 that has led to individual utility Participation Accords resulting in substantial reductions in future greenhouse gas emissions. On February 3, 1995, the AEP System entered into its Climate Challenge Participation Accord with DOE. The Accord contains a diverse portfolio of supply-side, demand-side and forest management/tree planting activities that will be undertaken on the AEP System between now and the year 2000 with a projected reduction in CO{2} emissions of 9,550,000 tons from what would have otherwise been emitted but for these actions.


   As a result of the AEP System's historical practice of using low-cost indigenous coal supplies to produce electricity, AEP System power plants are significant sources of CO{2} emissions. Management is working to support further efforts to properly study the issue of global climate change to define the extent, if any, to which it poses a threat to the environment. Management is concerned that new laws may be passed or new regulations promulgated without sufficient scientific study and support.


   Since the AEP System is a major emitter of carbon dioxide, its financial condition and results of operations could be materially adversely affected by the imposition of stringent command-and-control limitations on CO{2} emissions if the compliance costs incurred are not fully recovered from ratepayers. In addition, any such severe program to stabilize or reduce CO{2} emissions could impose substantial costs on industry and society and seriously erode the economic base that AEP's operations serve.


   WEST VIRGINIA: West Virginia promulgated sulfur dioxide limitations which Federal EPA approved in February 1978. The emission limitations for the Mitchell Plant have been approved by Federal EPA for primary ambient air quality (health-related) standards only. West Virginia is obliged to reanalyze sulfur dioxide emission limits for the Mitchell Plant with respect to secondary ambient air quality (welfare-related) standards. Because the Clean Air Act provides no specific deadline for approval of emission limits to achieve secondary ambient air quality standards, it is not certain when Federal EPA will take dispositive action regarding the Mitchell Plant.


   West Virginia has had a request to increase the sulfur dioxide emission limitation for Kammer pending before Federal EPA for many years, although the change has not been acted upon by Federal EPA. On August 4, 1994, however, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable sulfur dioxide emission limit. See Item 3. LEGAL PROCEEDINGS - KAMMER PLANT. A portion of the Notice of Violation relating to compliance has been resolved. Separate proceedings have been initiated by OPCo with both the West Virginia Division of Environmental Protection and Region III, Federal EPA in an effort to obtain approval for utilization of the existing fuel supply beyond the current final compliance date of May 15, 1996. While it is likely that the May 15, 1996 final compliance date will be extended, management cannot predict at this time how long it will be able to utilize the existing fuel supply at the Kammer Plant.


   STACK HEIGHT REGULATIONS: On June 27, 1985, Federal EPA issued stack height regulations pursuant to an order of the United States Court of Appeals for the District of Columbia Circuit. These regulations were appealed by a number of states, environmental groups and investor-owned electric utilities (including APCo, CSPCo, I&M, KEPCo and OPCo), along with three electric utility trade associations. OPCo also filed a separate petition for review to raise issues unique to its Kammer Plant. Various petitions for reconsideration filed with and denied by Federal EPA were also appealed. This litigation was consolidated into a single case.


   On January 22, 1988, the U.S. Court of Appeals issued a decision in part upholding the June 1985 stack height rules and remanding certain of the June 1985 rules to Federal EPA for further consideration. With respect to Kammer Plant, the January 1988 court decision rejected OPCo's appeal, holding that Federal EPA acted lawfully in revoking stack height credit previously granted for Kammer Plant in October 1982. As discussed above, OPCo has also commenced administrative proceedings with the State of West Virginia and Federal EPA in an effort to preserve stack height credit for Kammer Plant.


   While it is not possible to state with particularity the ultimate impact of the final rules on AEP System operations, at present it appears that the most likely AEP System plants at which the final rules could possibly result in more stringent emission limitations are CSPCo's Conesville Plant, AEGCo's and I&M's Rockport Plant, I&M's Tanners Creek Plant and OPCo's Gavin and Kammer plants. Gavin and Rockport plants were not affected by Federal EPA's stack height rules as issued in June 1985. However, the provision exempting these plants was remanded to Federal EPA in the January 1988 court decision. Accordingly, the ultimate impact of the stack height rules on Gavin and Rockport plants will not be known until Federal EPA completes administrative proceedings on remand and reissues final stack height rules. OPCo and AEGCo and I&M intend to participate in the remand rulemaking affecting Gavin and Rockport plants, respectively.


   State air pollution control agencies will be required to implement the stack height rules by revising emission limitations for sources subject to the rules and submitting such revisions to Federal EPA.


   On June 1, 1989, Ohio EPA adopted a rule concerning CSPCo's Conesville Plant in response to Federal EPA's stack height rules adopted in 1985. Under Federal EPA policy published in January 1988, emission reductions required by the stack height rules may be obtained at plants other than the plant directly affected by the rules, and thereafter credited to the directly affected plant. Under Ohio EPA's June 1 rule, the sulfur dioxide emission limitations for Conesville Units 5 and 6 remain at 1.2 pounds sulfur dioxide per million Btu heat input as long as the emission rate at CSPCo's retired Poston Units 1-4 remains at 0.0 pounds sulfur dioxide per million Btu heat input. Federal EPA has yet to take action concerning Ohio EPA's June 1 rule.


   ADMINISTRATIVE DEVELOPMENTS REGARDING SULFUR DIOXIDE: On November 15, 1994, Federal EPA published a notice in the FEDERAL REGISTER proposing to retain the present 24-hour national ambient air quality standard for sulfur dioxide. Federal EPA also sought comment on the need to adopt additional regulations to address short-term peak exposures to sulfur dioxide. Federal EPA is soliciting comments on three alternatives, including the adoption of a short-term standard averaged over a five-minute period. Adoption of any of these proposed approaches, or other targeted programs, could require substantial reductions in sulfur dioxide emissions from the System's coal-fired generating plants which would entail substantial capital and operating costs. In a related action, Federal EPA, on March 7, 1995, proposed requirements for implementing strategies to reduce short-term (five-minute) peak concentrations of sulfur dioxide in order to reduce health risks to exercising asthmatics. The effect on AEP operations of Federal EPA's proposed risk-based targeting strategies for further regulating sulfur dioxide emissions, if finalized, cannot be predicted, but may be significant. Federal EPA is expected to take final action on these proposals in the spring of 1996.


   LIFE EXTENSION: On July 21, 1992, Federal EPA published final regulations in the FEDERAL REGISTER governing application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the Clean Air Act Amendments of 1990. Generally, the rule provides that plants undertaking pollution control projects will not trigger new source review requirements. The Natural Resources Defense Council and a group of utilities, including five AEP System companies, have filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations.


   OTHER REGULATORY DEVELOPMENTS: Federal EPA is considering whether the National Ambient Air Quality Standard for ozone should be revised and is currently expected to make a final decision on this issue in 1997.


   Federal EPA is also considering revision of the National Ambient Air Quality Standard for particulate matter. Federal EPA is required by court order to make a final determination on this issue by June 28, 1997.


   WATER POLLUTION CONTROL


   Under the Clean Water Act, effluent limitations requiring application of the best available technology economically achievable are to be applied, and those limitations require that no pollutants be discharged if Federal EPA finds elimination of such discharges is technologically and economically achievable.


   The Clean Water Act provides citizens with a cause of action to enforce compliance with its pollution control requirements. Since 1982, many such actions against NPDES permit holders have been filed. To date, no AEP System plants have been named in such actions.


   All System Plants are operating with NPDES permits. Under EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits which expire in 1996.


   The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water. The thermal variances for Conesville and Muskingum River plants impose thermal management conditions that could result in load curtailment under certain conditions, but the cost impacts are not expected to be significant. Based on favorable results of in-stream biological studies, OPCo has requested a modification of the thermal management plan in the renewed permit for Muskingum River expected to be issued this year.


   Certain mining operations conducted by System companies as discussed under FUEL SUPPLY are also subject to Federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein. See Item 3. LEGAL PROCEEDINGS - MEIGS MINE with respect to litigation regarding certain discharges from OPCo's Meigs 31 mine.


   The Federal Water Quality Act of 1987 requires states to adopt stringent water quality standards for a large category of toxic pollutants and to identify specialized control measures for dischargers to waters where water quality standards are not being met. Implementation of these provisions could result in significant costs to the AEP System if biological monitoring requirements and water quality-based effluent limits are placed in NPDES permits.


   In March 1995, Federal EPA finalized a set of rules which establish minimum water quality standards, anti-degradation policies and implementation procedures for more stringently controlling releases of toxic pollutants into the Great Lakes system. This regulatory package is called the Great Lakes Water Quality Initiative (GLWQI). The most direct compliance cost impact could be related to I&M's Cook Plant. Management cannot presently determine whether the GLWQI would have a significant adverse impact on AEP operations. The significance of such impact will depend on the outcome of Federal EPA's policy on intake credits and site specific variables as well as Michigan's implementation strategy. Federal EPA's rule is presently under review by the District of Columbia Circuit Court of Appeals in litigation initiated by several industry groups. If Indiana and Ohio eventually adopt the GLWQI criteria for statewide application, AEP System plants located in those states could also be affected.


   HAZARDOUS SUBSTANCES AND WASTES


   Section 311 of the Clean Water Act imposes substantial penalties for spills of Federal EPA-listed hazardous substances into water and for failure to report such spills. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) expanded the reporting requirements to cover the release of hazardous substances generally into the environment, including water, land and air. AEP's subsidiaries store and use some of these hazardous substances, including PCB's contained in certain capacitors and transformers, but the occurrence and ramifications of a spill or release of such substances cannot be predicted.


   CERCLA provides governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment. Since liability under CERCLA is strict and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. AEP System companies are presently identified by Federal EPA as potentially responsible parties (PRPs) for cleanup of seven federal sites, including I&M at four sites, KEPCo at one site, OPCo at one site, and Wheeling Power Company at one site. OPCo is a defendant in a cost recovery suit for the site where OPCo is a PRP and at two additional CERCLA sites. I&M is a defendant in a cost recovery action at one of the sites where I&M is a PRP and for one additional CERCLA site. APCo and I&M each have been named as parties potentially responsible at a state remediation site. Management's present estimates do not anticipate material cleanup costs for identified sites for which AEP subsidiaries have been declared PRPs. However, if for reasons not currently identified significant costs are incurred for cleanup, future results of operations and possibly financial condition would be adversely affected unless the costs can be recovered through rates.


   Regulations issued by Federal EPA under the Toxic Substances Control Act govern the use, distribution and disposal of PCBs, including PCBs in electrical equipment. Deadlines for removing certain PCB-containing electrical equipment from service have been met.


   In addition to handling hazardous substances, the System companies generate solid waste associated with the combustion of coal, the vast majority of which is fly ash, bottom ash and flue gas desulfurization wastes. These wastes presently are considered to be non-hazardous under RCRA and applicable state law and the wastes are treated and disposed in surface impoundments or landfills in accordance with state permits or authorization or beneficially utilized. As required by RCRA, EPA evaluated whether high volume coal combustion wastes (such as fly ash, bottom ash and flue gas desulfurization wastes) should be regulated as hazardous waste. In August, 1993 EPA issued a regulatory determination that such high volume coal combustion wastes should not be regulated as hazardous waste. For low volume coal combustion wastes, such as metal and boiler cleaning wastes, Federal EPA will gather additional information and make a regulatory determination by April 1998. Until that time, these low volume wastes are provisionally excluded from regulation under the hazardous waste provisions of RCRA. All presently generated hazardous waste is being disposed of at permitted off-site facilities in compliance with applicable Federal and state laws and regulations. For System facilities which generate such wastes, System companies have filed the requisite notices and are complying with RCRA and applicable state regulations for generators. Nuclear waste produced at the Cook Plant regulated under the Atomic Energy Act is excluded from regulation under RCRA.


   Federal EPA's technical requirements for underground storage tanks containing petroleum will require retrofitting or replacement of an appreciable number of tanks. Compliance costs for tank replacement and site remediation have not been significant to date.


   ELECTRIC AND MAGNETIC FIELDS (EMF)


   EMF is found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF is created by electricity flowing in transmission and distribution lines, or being used in household wiring and appliances.


   A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, the majority of studies have indicated no such association. The epidemiological studies that have received the most public attention reflect a weak correlation between surrogate or indirect estimates of EMF exposure and certain cancers. Studies using direct measurements of EMF exposure show no such association.


   There were two residential epidemiological studies of childhood brain cancer published in early 1996 which showed no association with EMF exposure.
Research to date has not shown any causal relationship between EMF exposure and cancer, or any other adverse health effects. Additional studies, which are intended to provide a better understanding of the subject, are continuing.


   Federal EPA is currently studying whether exposure to EMF is associated with cancer in humans. In 1990, Federal EPA issued a draft report on EMF, received interagency review and public comment, and is in the process of preparing its final report. A December 1992 brochure from Federal EPA, QUESTIONS AND ANSWERS ABOUT ELECTRIC AND MAGNETIC FIELDS (EMFS), states at page 3, "The bottom line is that there is no established cause and effect relationship between EMF exposure and cancer or other disease."


   The Energy Policy Act of 1992 established a coordinated Federal EMF research program. The program funding is $65,000,000 over five years, half of which is to be provided by private parties including utilities. AEP has committed to contribute $446,571 over the five-year period.


   AEP's participation is a continuation of its efforts to support further research and to communicate with its customers and employees about this issue. Its operating company subsidiaries provide their residential customers with information and field measurements on request, although there is no scientific basis for interpreting such measurements.


   A number of lawsuits based on EMF-related grounds have been filed in recent years against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. No specific amount has been requested for damages in this case and no trial date has been set.


   Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. No state which the AEP System serves has done so. In March 1993, The Ohio Power Siting Board issued its amended rules providing for additional consideration of the possible effects of EMF in the certification of electric transmission facilities. Under the amended EMF rules, persons seeking approval to build electric transmission lines have to provide estimates of EMF from transmission lines under a variety of conditions. In addition, applicants are required to address possible health effects and discuss the consideration of design alternatives with respect to EMF.


   In April 1993, the State of Indiana enacted a law which provides that the IURC shall determine, based on the preponderance of evidence in the scientific literature, whether rules are necessary to protect the public health from EMF. If the IURC determines that such rules are necessary, the IURC is required to adopt rules that reasonably protect the public health from EMF.


   Management cannot predict the ultimate impact of the question of EMF exposure and adverse health effects. If further research shows that EMF exposure contributes to increased risk of cancer or other health problems, or if the courts conclude that EMF exposure harms individuals and that utilities are liable for damages, or if states limit the strength of magnetic fields to such a level that the current electricity delivery system must be significantly changed, then the results of operations and financial condition of AEP and its operating subsidiaries could be materially adversely affected unless these costs can be recovered from ratepayers.

RESEARCH AND DEVELOPMENT


   AEP and its subsidiaries are involved in a number of research projects which are directed toward developing more efficient methods of burning coal, reducing the contaminants resulting from combustion of coal, and improving the efficiency and reliability of power transmission, distribution and utilization, including load management.


   AEP System operating companies are members of the Electric Power Research Institute (EPRI), a nonprofit organization that manages research and development on behalf of the U.S. electric utility industry. EPRI, founded in 1973, manages technical research and development programs for its members to improve power production, delivery and use. Approximately 700 utilities are members. EPRI has agreed to a membership program with AEP whereby dues are being phased in from 1994 through 1996. Recovery of these dues through rates by AEP's operating companies has reasonably coincided with their phase-in dates. It is anticipated that recovery of the final 1996 dues phase-in will be sought in future rate cases.

   Total research and development expenditures by AEP and its subsidiaries were approximately $19,300,000 for the year ended December 31, 1995, $7,600,000 for the year ended December 31, 1994 and $13,800,000 for the year ended December 31, 1993. This includes expenditures of $6,700,000 for 1995, $2,200,000 for
1994 and $10,900,000 for 1993 related to pressurized fluidized-bed combustion, a process in which sulfur is removed during coal combustion and nitrogen oxide formation is minimized. EPRI dues of $9,600,000 for 1995 and $3,200,000 for 1994 are also included.




Item 2.  PROPERTIES



   At December 31, 1995, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                                                      NET KILOWATT
OWNER, PLANT TYPE AND NAME             LOCATION (NEAR)                 CAPABILITY
AEP GENERATING COMPANY:

Steam - Coal-Fired:
   Rockport Plant (AEGCo share)        Rockport, Indiana              1,300,000(a)


APPALACHIAN POWER COMPANY:

Steam - Coal-Fired:
   John E. Amos, Units 1 & 2           St. Albans, West Virginia      1,600,000
   John E. Amos, Unit 3 (APCo share)   St. Albans, West Virginia        433,000(b)
   Clinch River                        Carbo, Virginia                  705,000
   Glen Lyn                            Glen Lyn, Virginia               335,000
   Kanawha River                       Glasgow, West Virginia           400,000
   Mountaineer                         New Haven, West Virginia       1,300,000
   Philip Sporn, Units 1 & 3           New Haven, West Virginia         308,000

Hydroelectric - Conventional:
   Buck                                Ivanhoe, Virginia                 10,000
   Byllesby                            Byllesby, Virginia                20,000
   Claytor                             Radford, Virginia                 76,000
   Leesville                           Leesville, Virginia               40,000
   London                              Montgomery, West Virginia         16,000
   Marmet                              Marmet, West Virginia             16,000
   Niagara                             Roanoke, Virginia                  3,000
   Reusens                             Lynchburg, Virginia               12,000
   Winfield                            Winfield, West Virginia           19,000

Hydroelectric - Pumped Storage:
   Smith Mountain                      Penhook, Virginia                565,000

                                                                      5,858,000

COLUMBUS SOUTHERN POWER COMPANY:

Steam - Coal-Fired:
   Beckjord, Unit 6                    New Richmond, Ohio                53,000(c)
   Conesville, Units 1-3, 5 & 6        Coshocton, Ohio                1,165,000
   Conesville, Unit 4                  Coshocton, Ohio                  339,000(c)
   Picway, Unit 5                      Columbus, Ohio                   100,000
   Stuart, Units 1-4                   Aberdeen, Ohio                   608,000(c)
   Zimmer                              Moscow, Ohio                     330,000(c)

                                                                      2,595,000

INDIANA MICHIGAN POWER COMPANY:

Steam - Coal-Fired:
   Rockport Plant (I&M share)          Rockport, Indiana              1,300,000(a)
   Tanners Creek                       Lawrenceburg, Indiana            995,000

Steam - Nuclear:
   Donald C. Cook                      Bridgman, Michigan             2,110,000

Gas Turbine:
   Fourth Street                       Fort Wayne, Indiana               18,000(d)

Hydroelectric - Conventional:
   Berrien Springs                     Berrien Springs, Michigan          3,000
   Buchanan                            Buchanan, Michigan                 2,000
   Constantine                         Constantine, Michigan              1,000
   Elkhart                             Elkhart, Indiana                   1,000
   Mottville                           Mottville, Michigan                1,000
   Twin Branch                         Mishawaka, Indiana                 3,000

                                                                      4,434,000
KENTUCKY POWER COMPANY:

Steam - Coal-Fired:
      Big Sandy                        Louisa, Kentucky               1,060,000

OHIO POWER COMPANY:

Steam - Coal-Fired:
   John E. Amos, Unit 3 (OPCo share)   St. Albans, West Virginia        867,000(b)
   Cardinal, Unit 1                    Brilliant, Ohio                  600,000
   General James M. Gavin              Cheshire, Ohio                 2,600,000(e)
   Kammer                              Captina, West Virginia           630,000
   Mitchell                            Captina, West Virginia         1,600,000

Steam - Coal-Fired:
   Muskingum River                     Beverly, Ohio                  1,425,000
   Philip Sporn, Units 2, 4 & 5        New Haven, West Virginia         742,000

Hydroelectric - Conventional:
   Racine                              Racine, Ohio                      48,000

                                                                      8,512,000

                                  Total Generating Capability        23,759,000
SUMMARY:

Total Steam -
   Coal-Fired                                                        20,795,000
   Nuclear                                                            2,110,000

Total Hydroelectric -
   Conventional                                                         271,000
   Pumped Storage                                                       565,000
   Other                                                                 18,000

Total Generating Capability                                          23,759,000


(a)Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
(b)Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
(c)Represents CSPCo's ownership interest in generating units owned in common with CG&E and DP&L.
(d)Leased from the City of Fort Wayne, Indiana. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana under a 35-year lease with a provision for an additional 15-year extension at the election of I&M.
(e)The scrubber facilities at the Gavin Plant are leased. The lease terminates in 2010 unless extended.

  See Item 1 under FUEL SUPPLY, for information concerning coal reserves owned or controlled by subsidiaries of AEP.


  The following table sets forth the total circuit miles of transmission and distribution lines of the AEP System, APCo, CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:


                 TOTAL CIRCUIT MILES
                 OF TRANSMISSION AND     CIRCUIT MILES OF
                 DISTRIBUTION LINES     765,000-VOLT LINES


AEP System (a)       125,545(b)                2,022
APCo                  48,961                     641
CSPCo (a)             14,710                     ---
I&M                   20,784                     614
KEPCo                  9,944                     258
OPCo                  28,286                     509


(a) Includes 766 miles of 345,000-volt jointly owned lines.
(b) Includes lines of other AEP System companies not shown.

TITLES


   The AEP System's electric generating stations are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System has been constructed over lands of private owners pursuant to easements or along public highways and streets pursuant to appropriate statutory authority. The rights of the System in the realty on which its facilities are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in title to properties of like size and character may exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. System companies generally have the right of eminent domain whereby they may, if necessary, acquire, perfect or secure titles to or easements on privately-held lands used or to be used in their utility operations.


   Substantially all the physical properties of APCo, CSPCo, I&M, KEPCo and OPCo are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

SYSTEM TRANSMISSION LINES AND FACILITY SITING


   Legislation in the states of Indiana, Kentucky, Michigan, Ohio, Virginia, and West Virginia requires prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. Delays and additional costs in constructing facilities have been experienced as a result of proceedings conducted pursuant to such statutes, as well as in proceedings in which operating companies have sought to acquire rights-of-way through condemnation, and such proceedings may result in additional delays and costs in future years.

PEAK DEMAND


   The AEP System is interconnected through 120 high-voltage transmission interconnections with 29 neighboring electric utility systems. The all-time and 1995 one-hour peak System demands were 25,940,000 and 24,888,000 kilowatts, respectively (which included 7,314,000 and 4,934,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and August 15, 1995, respectively. The net dependable capacity to serve the System load on such date, including power available under contractual obligations, was 23,457,000 and 23,364,000 kilowatts, respectively. The all-time and 1995 one-hour internal peak demands were 19,557,000 and 19,516,000 kilowatts, respectively, and occurred on February 5, 1996 and August 14, 1995, respectively. The net dependable capacity to serve the System load on such date, including power dedicated under contractual arrangements, was 23,670,000 and 23,364,000 kilowatts, respectively. The all-time one-hour integrated and internal net system peak demands and 1995 peak demands for AEP's generating subsidiaries are shown in the following tabulation:


       ALL-TIME ONE-HOUR INTEGRATED    1995 ONE-HOUR INTEGRATED
          NET SYSTEM PEAK DEMAND       NET SYSTEM PEAK DEMAND
                            (in thousands)
        Number of                    Number of
        KILOWATTS       DATE         KILOWATTS       DATE

APCo      8,214   February 5, 1996     7,327     February 6, 1995
CSPCo     4,172   June 17, 1994        4,085     August 14, 1995
I&M       5,027   June 17, 1994        4,949     August 15, 1995
KEPCo     1,686   February 5, 1996     1,512     February 6, 1995
OPCo      7,291   June 17, 1994        6,913     August 15, 1995


       ALL-TIME ONE-HOUR INTEGRATED    1995 ONE-HOUR INTEGRATED
         NET INTERNAL PEAK DEMAND      NET INTERNAL PEAK DEMAND
                             (in thousands)
        Number of                      Number of
        KILOWATTS      DATE            KILOWATTS       DATE

APCo      6,908   February 5, 1996       6,507    February 9, 1995
CSPCo     3,378   August 14, 1995        3,378    August 14, 1995
I&M       3,864   August 14, 1995        3,864    August 14, 1995
KEPCo     1,418   February 5, 1996       1,363    February 9, 1995
OPCo      5,641   August 14, 1995        5,641    August 14, 1995

HYDROELECTRIC PLANTS


   Licenses for hydroelectric plants, issued under the Federal Power Act, reserve to the United States the right to take over the project at the expiration of the license term, to issue a new license to another entity, or to relicense the project to the existing licensee. In the event that a project is taken over by the United States or licensed to a new licensee, the Federal Power Act provides for payment to the existing licensee of its "net investment" plus severance damages. Licenses for six System hydroelectric plants expired in 1993 and applications for new licenses for these plants were filed in 1991. The existing licenses for these plants were extended on an annual basis and will be renewed automatically until new licenses are issued. No competing license applications were filed. Four new licenses were issued in 1994. New licenses for two other projects, one in Indiana and one in Michigan, are still pending before the FERC. An original license for the previously unlicensed Constantine project was issued in 1993. In 1995, a notice of intent to relicense the Elkhart project located in Indiana was filed.

COOK NUCLEAR PLANT


   Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was 66.3% during 1995 and 71.0% during 1994. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was 94.4% during 1995 and 54.3% during 1994. Outages to refuel affected the availability of Unit 1 in 1995 and Units 1 and 2 in 1994.


   Units 1 and 2 are licensed by the NRC to operate at 100% of rated thermal power to October 25, 2014 and December 23, 2017, respectively.


   Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards and experience gained in the construction and operation of nuclear facilities. I&M may also incur costs and experience reduced output at its Cook Plant because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. In addition, for economic or other reasons, operation of the Cook Plant for the full term of its now assumed life cannot be assured. Nuclear industry-wide and Cook Plant initiatives have contributed to slowing the growth of operating and maintenance costs. However, the ability of I&M to obtain adequate and timely recovery of costs associated with the Cook Plant, including replacement power and retirement costs, is not assured.


   NUCLEAR INCIDENT LIABILITY


   The Price-Anderson Act limits public liability for a nuclear incident at any licensed reactor in the United States to $8.9 billion. I&M has insurance coverage for liability from a nuclear incident at its Cook Plant. Such coverage is provided through a combination of private liability insurance, with the maximum amount available of $200,000,000, and mandatory participation for the remainder of the $8.9 billion liability, in an industry retrospective deferred premium plan which would, in case of a nuclear incident, assess all licensees of nuclear plants in the U.S. Under the deferred premium plan, I&M could be assessed up to $158,600,000 payable in annual installments of $20,000,000 in the event of a nuclear incident at Cook or any other nuclear plant in the U.S. There is no limit on the number of incidents for which I&M could be assessed these sums.


   I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $3.6 billion. Energy Insurance Bermuda (EIB), Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL) provide $2.75 billion of coverage and nuclear insurance pools provide the remainder. If EIB's, NML's and NEIL's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $33,000,000. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for property damage up to $3.35 billion less any amounts used for stabilization and decontamination. The remaining $250,000,000, as provided by NEIL (reduced by any stabilization and decontamination expenditures over $3.35 billion), would cover decommissioning costs in excess of funds already collected for decommissioning. See FUEL SUPPLY - NUCLEAR WASTE.


   NEIL's extra-expense program provides insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 21 weeks after the outage) for one year, $2,800,000 per week for the second and third years, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $7,900,000.

POTENTIAL UNINSURED LOSSES


   Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant and costs of replacement power in the event of a nuclear incident at the Cook Plant. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operations and the financial condition of AEP, I&M and other AEP System companies.

Item 3.  LEGAL PROCEEDINGS




   On April 4, 1991, then Secretary of Labor Lynn Martin announced that the U.S. Department of Labor (DOL) had issued a total of 4,710 citations to operators of 847 coal mines who allegedly submitted respirable dust sampling cassettes that had been altered so as to remove a portion of the dust. The cassettes were submitted in compliance with DOL regulations which require systematic sampling of airborne dust in coal mines and submission of the entire cassettes (which include filters for collecting dust particulates) to the Mine Safety and Health Administration (MSHA) for analysis. The amount of dust contained on the cassette's filter determines an operator's compliance with respirable dust standards under the law. OPCo's Meigs No. 2, Meigs No. 31, Martinka, and Windsor Coal mines received 16, 3, 15 and 2 citations, respectively. MSHA has assessed civil penalties totalling $56,900 for all these citations. OPCo's samples in question involve about 1 percent of the 2,500 air samples that OPCo submitted over a 20-month period from 1989 through 1991 to the DOL. OPCo is contesting the citations before the Federal Mine Safety and Health Review Commission. An administrative hearing was held before an administrative law judge with respect to all affected coal operators. On July 20, 1993, the administrative law judge rendered a decision in this case holding that the Secretary of Labor failed to establish that the presence of a "white center" on the dust sampling filter indicated intentional alteration.
In the case of an unaffiliated mine, the administrative law judge ruled on April 20, 1994, that there was not an intentional alteration of the dust sampling filter. The Secretary of Labor appealed to the Federal Mine Safety and Health Review Commission the July 20, 1993 and April 20, 1994 administrative law judge decisions and in November 1995 the Commission affirmed these decisions. All remaining cases, including the citations involving OPCo's mines, have been stayed.


   On September 30, 1994, Federal EPA served APCo and Global Power Company, an independent contractor retained by APCo, with a complaint alleging violations of the Clean Air Act. The complaint is based on alleged violations of the National Emission Standard for Asbestos related to an asbestos abatement project at APCo's Kanawha River Plant. The complaint seeks a civil administrative penalty of $167,500. On October 27, 1994, APCo and Global jointly filed an answer to this complaint and requested both a formal hearing and informal settlement conference.


   On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and is a customer of OPCo. See CERTAIN INDUSTRIAL CUSTOMERS. Pursuant to the Clean Air Act Amendments of 1990, OPCo received SO{2} Allowances for its Kammer Plant. See ENVIRONMENTAL AND OTHER MATTERS. Ormet's complaint sought a declaration that it is the owner of approximately 89% of the Phase I and Phase II SO{2} allowances issued for use by the Kammer Plant. On March 31, 1995, the District Court issued an opinion and order dismissing Ormet's claims based on a lack of jurisdiction. On April 11, 1995, Ormet appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit with respect to the Service Corporation and OPCo only.


   See Item 1 for a discussion of certain environmental and rate matters.


   MEIGS MINE: On July 11, 1993, water from an adjoining sealed and abandoned mine owned by Southern Ohio Coal Company (SOCCo), a mining subsidiary of OPCo, entered Meigs 31 mine, one of two mines currently being operated by SOCCo. Ohio EPA approved a plan to pump water from the mine to certain Ohio River tributaries under stringent conditions for biological and water quality monitoring and restoring the streams after pumping. On July 30, pumping commenced in accordance with the Ohio EPA approved plan and, after all water was removed from the mine, the mine was returned to service in February 1994.


   In April 1994, the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to SOCCo preventing Federal EPA and the Federal Office of Surface Mining, Reclamation and Enforcement (OSM) from interfering with the removal of water from SOCCo's Meigs 31 mine.


   The West Virginia Division of Environmental Protection (West Virginia DEP) had proposed fining SOCCo $1,800,000 for violations of West Virginia Water Quality Standards and permitting requirements alleged to have resulted from the release of mine water into the Ohio River. As a result of the West Virginia DEP proposing to fine SOCCo, SOCCo filed an action on June 1, 1994 in the U.S. District Court for the Southern District of West Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties with respect to the mine water discharges. SOCCo and the West Virginia DEP have entered into a settlement agreement dated May 8, 1995, under which the West Virginia DEP has released SOCCo from any claims which it may have had and SOCCo has made a donation of $260,000 to the Water Quality Management Fund of the West Virginia DEP.


   SOCCo has entered into a consent decree and settlement agreement with Federal EPA and OSM which was lodged with the U.S. District Court, Southern District of Ohio, on January 30, 1996 and noticed in the FEDERAL REGISTER on February 15, 1996. The decree and settlement agreement resolve all disputes between SOCCo and Federal EPA and OSM over the legality of the removal of water from SOCCo's Meigs 31 mine. Under the terms of the settlement agreement, SOCCo is responsible for the return of pre-pumping biological conditions in the affected streams if those conditions do not return to pre-pumping status under the plan previously agreed to by SOCCo and the Ohio EPA as a condition to the pumping. SOCCo will pay to the U.S. $1,900,000 as compensation for natural resources alleged to have been affected by the mine dewatering. The $1,900,000 will be used to fund Leading Creek watershed enhancement projects in three Ohio counties. Under the settlement agreement, SOCCo is also required to pay to the U.S. $242,200 as reimbursement for costs incurred in monitoring and assessing the effects of its discharge of water. SOCCo will also pay to the U.S. a civil penalty of $300,000. Of this amount, $200,000 is designated as settlement for claims under the Clean Water Act, and $100,000 is designated as settlement for claims under the Surface Mining Control and Reclamation Act. Finally, SOCCo will provide $100,000 to the State of West Virginia for work in the Ohio
River for the benefit of Leading Creek on acceptance by the U.S. Fish and Wildlife Service of an acceptable plan from the State.


   KAMMER PLANT: In August 1994, Federal EPA issued a Notice of Violation (NOV) to OPCo alleging that its Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since at least January 1, 1989. The Clean Air Act provides that Federal EPA may commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. On November 15, 1994, a civil complaint containing the allegations included in the NOV was filed by Federal EPA against OPCo in the U.S. District Court, Northern District of West Virginia. A Partial Consent Decree has been entered by the court, extending until May 15, 1996 the date by which OPCo would need to reduce the sulfur content of the fuel supply for Kammer. Negotiations are in an advanced stage to extend the final compliance date beyond May 15, 1996 and to resolve the penalty issues raised by the civil complaint. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




   AEP, APCO, I&M AND OPCO.  None.


   AEGCO, CSPCO AND KEPCO.  Omitted pursuant to Instruction J(2)(c).



EXECUTIVE OFFICERS OF THE REGISTRANTS


AEP


   The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 15, 1996.


NAME                 AGE                      OFFICE (a)

E. Linn Draper, Jr.  54  Chairman of the Board, President and Chief Executive
                         Officer of AEP and of the Service Corporation

Peter J. DeMaria     61  Controller of AEP; Executive Vice President-
                         Administration and Chief Accounting Officer of the
                         Service Corporation

William J. Lhota     56  Executive Vice President of the Service Corporation

Gerald P. Maloney    63  Vice President and Secretary of AEP; Executive Vice
                         President-Chief Financial Officer of the Service
                         Corporation

James J. Markowsky   51  Executive Vice President-Power Generation of the
                         Service Corporation



(a)All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except E. Linn Draper, Jr. who was Chairman of the Board, President and Chief Executive Officer of Gulf States Utilities Company from 1987 until 1992 when he joined AEP and the Service Corporation. All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

APCO


   The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 15, 1996, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.


NAME                AGE                       POSITION (a)                         PERIOD
E. Linn Draper, Jr.  54   Director                                               1992-Present
                          Chairman of the Board and Chief Executive Officer      1993-Present
                          Vice President                                         1992-1993
                          Chairman of the Board, President and Chief Executive
                            Officer of AEP and the Service Corporation           1993-Present
                          President of AEP                                       1992-1993
                          President and Chief Operating Officer of the Service
                            Corporation                                          1992-1993
                          Chairman of the Board, President and Chief Executive
                            Officer of Gulf States Utilities Company             1987-1992

Peter J. DeMaria     61   Director                                               1988-Present
                          Vice President                                         1991-Present
                          Controller                                             1995-Present
                          Treasurer                                              1978-1995
                          Controller of AEP                                      1995-Present
                          Treasurer of AEP                                       1978-1995
                          Executive Vice President-Administration and Chief
                            Accounting Officer of the Service Corporation        1984-Present
                          Treasurer of the Service Corporation                   1989-1990

William J. Lhota     56   Director                                               1990-Present
                          President and Chief Operating Officer                  1996-Present
                          Vice President                                         1989-1995
                          Executive Vice President of the Service Corporation    1993-Present
                          Executive Vice President-Operations of the Service
                            Corporation                                          1989-1993

Gerald P. Maloney    63   Director and Vice President                            1970-Present
                          Vice President of AEP                                  1974-Present
                          Secretary of AEP                                       1994-Present
                          Executive Vice President-Chief Financial Officer of
                            the Service Corporation                              1991-Present
                          Senior Vice President-Finance of the Service
                            Corporation                                          1974-1990

James J. Markowsky   51   Director                                               1993-Present
                          Vice President                                         1995-Present
                          Executive Vice President-Power Generation of the
                            Service Corporation                                  1996-Present
                          Executive Vice President-Engineering and Construction
                            of the Service Corporation                           1993-1996
                          Senior Vice President and Chief Engineer of the
                            Service Corporation                                  1988-1993


(a) Positions are with APCo unless otherwise indicated.

OPCO


   The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 15, 1996, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.



NAME                 AGE                      POSITION (a)                        PERIOD
E. Linn Draper, Jr.  54    Director                                              1992-Present
                           Chairman of the Board and Chief Executive Officer     1993-Present
                           Vice President                                        1992-1993
                           Chairman of the Board, President and Chief Executive
                             Officer of AEP and the Service Corporation          1993-Present
                           President of AEP                                      1992-1993
                           President and Chief Operating Officer of the Service
                             Corporation                                         1992-1993
                           Chairman of the Board, President and Chief Executive
                             Officer of Gulf States Utilities Company            1987-1992

Peter J. DeMaria     61    Director                                              1978-Present
                           Vice President                                        1991-Present
                           Controller                                            1995-Present
                           Treasurer                                             1978-1995
                           Controller of AEP                                     1995-Present
                           Treasurer of AEP                                      1978-1995
                           Executive Vice President-Administration and Chief
                             Accounting Officer of the Service Corporation       1984-Present
                           Treasurer of the Service Corporation                  1989-1990

William J. Lhota     56    Director                                              1989-Present
                           President and Chief Operating Officer                 1996-Present
                           Vice President                                        1989-1995
                           Executive Vice President of the Service Corporation   1993-Present
                           Executive Vice President-Operations of the Service
                             Corporation                                         1989-1993

Gerald P. Maloney    63    Director                                              1973-Present
                           Vice President                                        1970-Present
                           Vice President of AEP                                 1974-Present
                           Secretary of AEP                                      1994-Present
                           Executive Vice President-Chief Financial Officer of
                             the Service Corporation                             1991-Present
                           Senior Vice President-Finance of the Service
                             Corporation                                         1974-1990

James J. Markowsky   51    Director                                              1989-Present
                           Vice President                                        1995-Present
                           Executive Vice President-Power Generation of the
                             Service Corporation                                 1996-Present
                           Executive Vice President-Engineering and Construction
                             of the Service Corporation                          1993-1996
                         Senior Vice President and Chief Engineer of the
                            Service Corporation                                  1988-1993


(a) Positions are with OPCo unless otherwise indicated.

PART II

Item 5.MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  AEP.  AEP Common Stock is traded principally on the New York Stock Exchange.
The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock
Exchange Compsite Tape and the amount of cash dividends paid per share of Common Stock.

     At December 31, 1995, AEP had approximately 170,980 shareholders of record.


     AEGCO, APCO, CSPCO, I&M, KEPCO AND OPCO.  The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.
                                    PER SHARE
                                  MARKET PRICE
QUARTER ENDED                HIGH     LOW      DIVIDEND(1)
March 1994                  $37-3/8  $29-7/8     $.60
June 1994                    32-7/8   27-1/4      .60
September 1994               31-3/4   28          .60
December 1994                33-5/8   30-1/2      .60
March 1995                   35-3/4   31-1/4      .60
June 1995                    35-3/8   31-1/2      .60
September 1995               36-1/2   33-5/8      .60
December 1995                40-5/8   35-7/8      .60

(1)See Note 5 of the Notes to the Consolidated Financial Statements of
  AEP for information regarding restrictions on payment of dividends.



Item 6.  SELECTED FINANCIAL DATA


   AEGCO.  Omitted pursuant to Instruction J(2)(a).


   AEP. The information required by this item is incorporated herein by reference to the material under SELECTED CONSOLIDATED FINANCIAL DATA in the AEP 1995 Annual Report (for the fiscal year ended December 31, 1995).


   APCO. The information required by this item is incorporated herein by reference to the material under SELECTED CONSOLIDATED FINANCIAL DATA in the APCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


   CSPCO.  Omitted pursuant to Instruction J(2)(a).

   I&M. The information required by this item is incorporated herein by reference to the material under SELECTED CONSOLIDATED FINANCIAL DATA in the I&M 1995 Annual Report (for the fiscal year ended December 31, 1995).

   KEPCO.  Omitted pursuant to Instruction J(2)(a).

   OPCO. The information required by this item is incorporated herein by reference to the material under SELECTED CONSOLIDATED FINANCIAL DATA in the OPCo 1995 Annual Report (for the fiscal year ended December 31, 1995).



Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION



   AEGCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS in the AEGCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


   AEP. The information required by this item is incorporated herein by reference to the material under MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION in the AEP 1995 Annual Report (for the fiscal year ended December 31, 1995).


   APCO. The information required by this item is incorporated herein by reference to the material under MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION in the APCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


   CSPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS in the CSPCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


   I&M. The information required by this item is incorporated herein by reference to the material under MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION in the I&M 1995 Annual Report (for the fiscal year ended December 31, 1995).


   KEPCO. Omitted pursuant to Instruction J(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction J(2)(a) is incorporated herein by reference to the material under MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS in the KEPCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


   OPCO. The information required by this item is incorporated herein by reference to the material under MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION in the OPCo 1995 Annual Report (for the fiscal year ended December 31, 1995).


Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



   AEGCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   AEP. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   APCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   CSPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   I&M. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   KEPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


   OPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under
Item 14 herein.


Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE



   AEGCO, AEP, APCO, CSPCO, I&M, KEPCO AND OPCO.  None.

PART III


Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS




   AEGCO.  Omitted pursuant to Instruction J(2)(c).


   AEP. The information required by this item is incorporated herein by reference to the material under NOMINEES FOR DIRECTOR and SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS of the definitive proxy statement of AEP, dated March 9, 1996, for the 1996 annual meeting of shareholders. Reference also is made to the information under the caption EXECUTIVE OFFICERS OF THE REGISTRANTS in Part I of this report.


   APCO. The information required by this item is incorporated herein by reference to the material under ELECTION OF DIRECTORS of the definitive information statement of APCo for the 1996 annual meeting of stockholders, to be filed within 120 days after December 31, 1995. Reference also is made to the information under the caption EXECUTIVE OFFICERS OF THE REGISTRANTS in Part I of this report.


   CSPCO.  Omitted pursuant to Instruction J(2)(c).


   I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 15, 1996, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

NAME                  AGE     POSITION (A)(B)(C)                         PERIOD
E. Linn Draper, Jr.   54  Director                                      1992-Present
                          Chairman of the Board and Chief Executive
                            Officer                                     1993-Present
                          Vice President                                1992-1993
                          Chairman of the Board, President and Chief
                            Executive Officer of AEP and of the Service
                            Corporation                                 1993-Present
                          President of AEP                              1992-1993
                          President and Chief Operating Officer of the
                            Service Corporation                         1992-1993
                          Chairman of the Board, President and Chief
                            Executive Officer of Gulf States Utilities
                            Company                                     1987-1992

Peter J. DeMaria      61  Director                                      1992-Present
                          Vice President                                1991-Present
                          Controller                                    1995-Present
                          Treasurer                                     1978-1995
                          Controller of AEP                             1995-Present
                          Treasurer of AEP                              1978-1995
                          Executive Vice President-Administration and
                            Chief Accounting Officer of the Service
                            Corporation                                 1984-Present
                          Treasurer of the Service Corporation          1989-1990

William N. D'Onofrio  48  Director                                      1984-Present
                          Vice President                                1984-1995
                          Director-Regions of the Service Corporation   1996-Present

William J. Lhota      56  Director                                      1989-Present
                          President and Chief Operating Officer         1996-Present
                          Vice President                                1989-1995
                          Executive Vice President of the Service
                            Corporation                                 1993-Present
                          Executive Vice President-Operations of the
                            Service Corporation                         1989-1993

Gerald P. Maloney     63  Director                                      1978-Present
                          Vice President                                1970-Present
                          Vice President of AEP                         1974-Present
                          Secretary of AEP                              1994-Present
                          Executive Vice President-Chief Financial
                            Officer of the Service Corporation          1991-Present
                          Senior Vice President-Finance of the Service
                            Corporation                                 1974-1990

James J. Markowsky    51  Director                                      1995-Present
                          Vice President                                1993-Present
                          Executive Vice President-Power Generation
                            of the Service Corporation                  1996-Present
                          Executive Vice President-Engineering &
                            Construction of the Service Corporation     1993-1996
                          Senior Vice President and Chief Engineer
                            of the Service Corporation                  1988-1993

A. H. Potter          48  Director                                      1994-Present
                          Transmission and Distribution Director        1987-Present

D. M. Trenary         59  Director                                      1994-Present
                          Indiana Region Manager                        1994-Present
                          Division Manager                              1989-1994

W. E. Walters         48  Director                                      1991-Present
                          Michiana Region Manager                       1994-Present
                          Executive Assistant to President              1987-1994

C. R. Boyle, III      48  Director and Vice President                   1996-Present
                          President and Chief Operating Officer of KEPCo1990-1995

G. A. Clark           44  Director                                      1995-Present
                          Governmental Affairs Manager                  1996-Present
                          General Counsel                               1994-1995
                          General Attorney                              1991-1993

D. B. Synowiec        52  Director                                      1995-Present
                          Plant Manager                                 1990-Present

J. H. Vipperman       55  Director and Vice President                   1996-Present
                          Executive Vice President- Energy Delivery
                            of the Service Corporation                  1996-Present
                          President and Chief Operating Officer of APCo 1990-1995


(a) Positions are with I&M unless otherwise indicated.
(b) Dr. Draper is a director of VECTRA Technologies, Inc. and Mr. Lhota is a director of Huntington Bancshares Incorporated.
(c) Drs. Draper and Markowsky and Messrs. DeMaria, Lhota and Maloney are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Dr. Draper and Messrs.
    DeMaria and Maloney are also directors of AEP. Mr. Vipperman is a director of APCo, CSPCo, KEPCo and OPCo.

    KEPCo.  Omitted pursuant to Instruction J(2)(c).

    OPCo. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 1996 annual meeting of shareholders, to be filed within 120 days after December 31, 1995.
Reference also is made to the information under the caption EXECUTIVE
OFFICERS OF THE REGISTRANTS in Part I of this report.

Item 11. EXECUTIVE COMPENSATION



   AEGCO.  Omitted pursuant to Instruction J(2)(c).


   AEP. The information required by this item is incorporated herein by reference to the material under COMPENSATION OF DIRECTORS, EXECUTIVE
COMPENSATION and the performance graph of the definitive proxy statement of AEP, dated March 9, 1996, for the 1996 annual meeting of shareholders.


   APCO. The information required by this item is incorporated herein by reference to the material under EXECUTIVE COMPENSATION of the definitive information statement of APCo for the 1996 annual meeting of stockholders, to be filed within 120 days after December 31, 1995.


   CSPCO.  Omitted pursuant to Instruction J(2)(c).


   KEPCO.  Omitted pursuant to Instruction J(2)(c).


   OPCO. The information required by this item is incorporated herein by reference to the material under EXECUTIVE COMPENSATION of the definitive information statement of OPCo for the 1996 annual meeting of shareholders, to be filed within 120 days after December 31, 1995.


   I&M.  Certain executive officers of I&M are employees of the Service
Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1995, 1994 and 1993 the compensation earned from all AEP System companies by the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1995.

   SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                       ANNUAL COMPENSATION       COMPENSATION         All Other
                                                            Salary     Bonus       PAYOUTS            Compensation
          NAME AND PRINCIPAL POSITION               YEAR      ($)      ($)(1)   LTIP PAYOUTS($)(1)       ($)(2)

E. LINN DRAPER, JR. - chairman of the board,        1995    685,000   236,325     334,851                30,790
 president and chief executive officer of the       1994    620,000   209,436     137,362                29,385
 Company and the Service Corporation; chairman      1993    538,333   148,742                            18,180
 and chief executive officer of other subsidiaries

PETER J. DEMARIA - Controller and director of the   1995    330,000   113,850     143,829                20,050
 Company; executive vice president-administration   1994    305,000   103,029      59,032                18,750
 and chief accounting officer and director of the   1993    280,000    77,364                            17,811
 Service Corporation; vice president, controller
 and director of other subsidiaries

G. P. MALONEY - Vice president, secretary and       1995    330,000   113,850     141,582                20,060
 director of the Company; executive vice president  1994    300,000   101,340      58,094                19,745
 - chief financial officer and director of the      1993    269,000    74,325                            18,000
 Service Corporation; vice president and director
 of other subsidiaries

WILLIAM J. LHOTA - Executive vice president and     1995    300,000   103,500     132,592                19,140
 director of the Service Corporation; president,    1994    280,000    94,584      54,409                19,185
 chief operating officer and director of other      1993    249,000    68,799      17,160
 subsidiaries

JAMES J. MARKOWSKY - Executive vice president       1995    285,000    98,325     126,599                17,515
 - power generation and director of the Service     1994    267,000    90,193      51,930                14,755
 Corporation; vice president and director of        1993    247,000    65,259                            11,165
 other subsidiaries



(1)Amounts in the "Bonus" column reflect payments under the Management
   Incentive Compensation Plan for performance measured for each of the years ended December 31, 1993, 1994 and 1995. Payments are made in March of the subsequent year. Amounts for 1995 are estimates but should not change significantly.

   Amounts in the "Long-Term Compensation" column reflect performance share units earned under the Performance Share Incentive Plan (which became effective January 1, 1994) for the one-year and two-year transition performance periods ending December 31, 1994 and 1995, respectively. For
   1995, their value was calculated by multiplying the $40.50 closing price of AEP's Common Stock as reported on the New York Stock Exchange on December
   29, 1995, the last trading day of fiscal year 1995, by the number of units earned.

   See below under "Long-Term Incentive Plans - Awards in 1995" and pages 13 and 14 for additional information.

(2)For 1995, includes (i) employer matching contributions under the AEP System
   Employees Savings Plan: $4,500 for each of the named executive officers;
   (ii) employer matching contributions under the AEP System Supplemental
   Savings Plan (which became effective January 1, 1994), a non-qualified plan designed to supplement the AEP Savings Plan: Dr. Draper, $16,050;
   Mr. DeMaria, $5,400; Mr. Maloney, $5,400; Mr. Lhota, $4,500; and
   Dr. Markowsky, $4,050; and (iii) subsidiary companies director fees:
   Dr. Draper, $10,240; Mr. DeMaria, $10,150; Mr. Maloney, $10,160; Mr. Lhota,
   $10,140; and Dr. Markowsky, $8,965.


LONG-TERM INCENTIVE PLANS - AWARDS IN 1995


   Each of the awards set forth below constitutes a grant of performance share units, which represent units equivalent to shares of Common Stock, pursuant to the Company's Performance Share Incentive Plan. Since it is not possible to predict future dividends and the price of AEP Common Stock, credits of performance share units in amounts equal to the dividends that would have been paid if the performance share units were granted in the form of shares of Common Stock are not included in the table.


   The ability to earn performance share units is tied to achieving specified levels of total shareholder return ("TSR") relative to the S&P Electric Utility
Index. Notwithstanding AEP's TSR ranking, no performance share units are earned unless AEP shareholders realize a positive TSR over the relevant three-year performance period. The Human Resources Committee may, at its discretion, reduce the number of performance share units otherwise earned.
In accordance with the performance goals established for the periods set forth below, the threshold, target and maximum awards are equal to 25%, 100% and 200%, respectively, of the performance share units held. No payment will be made for performance below the threshold.


   Payments of earned awards are deferred in the form of restricted stock units
(equivalent to shares of AEP Common Stock) until the officer has met the equivalent stock ownership target discussed in the Human Resources Committee
Report. Once officers meet and maintain their respective targets, they may elect either to continue to defer or to receive further earned awards in cash and/or Common Stock.


                                                         ESTIMATED FUTURE PAYOUTS OF
                                      PERFORMANCE      PERFORMANCE SHARE UNITS UNDER
                       NUMBER OF      PERIOD UNTIL       NON-STOCK PRICE-BASED PLAN
                       Performance     Maturation       Threshold  Target    Maximum
  NAME                 SHARE UNITS     OR PAYOUT           (#)       (#)       (#)
E. L. Draper, Jr.         8,302       1995-1997          2,075      8,302    16,604

P. J. DeMaria             3,499       1995-1997            875      3,499    6,998

G. P. Maloney             3,499       1995-1997            875      3,499    6,998

W. J. Lhota               3,181       1995-1997            795      3,181    6,362

J. J. Markowsky           3,022       1995-1997            755      3,022    6,044

   RETIREMENT BENEFITS

   The American Electric Power System Retirement Plan provides pensions for all employees of AEP System companies (except for employees covered by certain collective bargaining agreements), including the executive officers of the Company. The Retirement Plan is a noncontributory defined benefit plan.

   The following table shows the approximate annual annuities under the Retirement Plan that would be payable to employees in certain higher salary classifications, assuming retirement at age 65 after various periods of service.

   PENSION PLAN TABLE

HIGHEST AVERAGE                               YEARS OF ACCREDITED SERVICE
ANNUAL EARNINGS      15         20         25         30         35         40         45
$  300,000       $ 69,930   $ 93,240   $116,550   $139,860   $163,170   $183,120   $203,070

   400,000         93,930    125,240    156,550    187,860    219,170    245,770    272,370

   500,000        117,930    157,240    196,550    235,860    275,170    308,420    341,670

   700,000        165,930    221,240    276,550    331,860    387,170    433,720    480,270

   900,000        213,930    285,240    356,550    427,860    499,170    559,020    618,870

 1,100,000        261,930    349,240    436,550    523,860    611,170    684,320    757,470

   The amounts shown in the table are the straight life annuities payable under the Retirement Plan without reduction for the joint and survivor annuity. Retirement benefits listed in the table are not subject to any deduction for Social Security or other offset amounts. The retirement annuity is reduced 3% per year in the case of retirement between ages 60 and 62 and further reduced 6% per year in the case of retirement between ages 55 and 60. If an employee retires after age 62, there is no reduction in the retirement annuity.


   The Company maintains a supplemental retirement plan which provides for the payment of benefits that are not payable under the Retirement Plan due primarily to limitations imposed by Federal tax law on benefits paid by qualified plans. The table includes supplemental retirement benefits.


   Compensation upon which retirement benefits are based, for the executive officers named in the Summary Compensation Table above, consists of the average of the 36 consecutive months of the officer's highest aggregate salary and Management Incentive Compensation Plan awards, shown in the "Salary" and "Bonus" columns, respectively, of the Summary Compensation Table, out of the officer's most recent 10 years of service. As of December 31, 1995, the number of full years of service applicable for retirement benefit calculation purposes for such officers were as follows: Dr. Draper, three years; Mr. DeMaria, 36 years; Mr. Maloney, 40 years; Mr. Lhota, 31 years; and Dr. Markowsky,
24 years.


   Dr. Draper's employment agreement described below provides him with a supplemental retirement annuity that credits him with 24 years of service in addition to his years of service credited under the Retirement Plan less his actual pension entitlement under the Retirement Plan and any pension entitlement from the Gulf States Utilities Company Trusteed Retirement Plan, a plan sponsored by his prior employer.


   The Company will pay supplemental retirement benefits to 19 AEP System employees (including Messrs. DeMaria, Maloney and Lhota and Dr. Markowsky) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986. Such payments, if any, will be equal to any reduction occurring because of such amendments. Assuming retirement in 1996 of the executive officers named in the Summary
Compensation Table, only Mr. Maloney would be affected and his annual supplemental benefit would be $972.


   The Company made available a voluntary deferred-compensation program in 1982 and 1986, which permitted certain members of AEP System management to defer receipt of a portion of their salaries. Under this program, a participant was able to defer up to 10% or 15% annually (depending on the terms of the program offered), over a four-year period, of his or her salary, and receive supplemental retirement or survivor benefit payments over a 15-year period.
The amount of supplemental retirement payments received is dependent upon the amount deferred, age at the time the deferral election was made, and number of years until the participant retires. The following table sets forth, for the executive officers named in the Summary Compensation Table, the amounts of annual deferrals and, assuming retirement at age 65, annual supplemental retirement payments under the 1982 and 1986 programs.

                                  1982 PROGRAM                         1986 PROGRAM
                                            Annual Amount of                       Annual Amount of
                            Annual          Supplemental         Annual            Supplemental
                            Amount          Retirement           Amount            Retirement
                            Deferred         Payment             Deferred          Payment
NAME                       (4-YEAR PERIOD)  (15-YEAR PERIOD)     (4-YEAR PERIOD)   (15-YEAR PERIOD)

P. J. DeMaria               $10,000          $52,000             $13,000           $53,300
G. P. Maloney                15,000           67,500              16,000            56,400



   EMPLOYMENT AGREEMENT


   Dr. Draper has a contract with the Company and AEP Service Corporation which provides for his employment for an initial term from no later than March 15, 1992 until March 15, 1997. Dr. Draper commenced his employment with the Company and AEP Service Corporation on March 1, 1992. The Company or AEP Service Corporation may terminate the contract at any time and, if this is done for reasons other than cause and other than as a result of Dr. Draper's death or permanent disability, AEP Service Corporation must pay Dr. Draper's then base salary through March 15, 1997, less any amounts received by Dr. Draper from other employment.


   Directors of I&M receive a fee of $100 for each meeting of the Board of Directors attended in addition to their salaries.


   The AEP System is an integrated electric utility system and, as a result, the member companies of the AEP System have contractual, financial and other business relationships with the other member companies, such as participation in the AEP System savings and retirement plans and tax returns, sales of electricity, transportation and handling of fuel, sales or rentals of property and interest or dividend payments on the securities held by the companies' respective parents.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   AEGCO.  Omitted pursuant to Instruction J(2)(c).


   AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 9, 1996, for the 1996 annual meeting of shareholders.


   APCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 1995 annual meeting of stockholders, to be filed within 120 days after December 31, 1995.


   CSPCO.  Omitted pursuant to Instruction J(2)(c).


   I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.


   The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 1996, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.

                                                          STOCK
         NAME                       SHARES                UNITS(a)      TOTAL
Coulter R. Boyle, III               3,470(b)                 629        4,099
Gregory A. Clark                      833(b)                 327        1,160
Peter J. DeMaria                    7,356(b)(c)(d)(e)(f)   5,391       12,747
William N. D'Onofrio                4,154(b)(e)              492        4,646
E. Linn Draper, Jr.                 6,119(b)(e)           11,984       18,103
William J. Lhota                   13,064(b)(d)(e)         4,944       18,008
Gerald P. Maloney                   5,227(b)(d)(e)         5,306       10,533
James J. Markowsky                  6,631(b)(f)            4,714       11,345
Albert H. Potter                    3,084(b)(e)                -        3,084
David B. Synowiec                   2,214(b)                 398        2,612
Dale M. Trenary                        64(b)                 412          476
Joseph H. Vipperman                 5,092(b)(e)            3,365        8,457
William E. Walters                  4,738(b)                 278        5,016
All Directors and Executive
  Officers                        147,277(d)(g)           38,240      185,517


(a)This column includes amounts deferred in stock units and held under the Management Incentive Compensation Plan and Performance Share Incentive Plan.
(b)Includes shares and share equivalents held in the following plans in the amounts listed below:

                              AEP EMPLOYEE STOCK       AEP PERFORMANCE       AEP EMPLOYEES SAVINGS
                            OWNERSHIP PLAN (SHARES)  SHARE INCENTIVE PLAN  (SHARES)PLAN (SHARE EQUIVALENTS)
Mr. Boyle                              47                     316                   3,107
Mr. Clark                               8                      -                      825
Mr. DeMaria                            83                     944                   2,705
Mr. D'Onofrio                          59                      -                    3,595
Dr. Draper                              -                   2,196                   1,958
Mr. Lhota                              60                     812                  10,824
Mr. Maloney                            85                     867                   2,775
Dr. Markowsky                          66                     830                   5,718
Mr. Potter                             41                      -                    3,029
Mr. Synowiec                           53                      -                    2,161
Mr. Trenary                            41                      -                       23
Mr. Vipperman                          80                     564                   4,391
Mr. Walters                            45                      -                    4,693
All Directors and Executive Officers  668                   6,529                  45,804

   With respect to the shares and share equivalents held in these plans, such persons have sole voting power, but the investment/disposition power is subject to the terms of such plans.
(c)Mr. DeMaria owns 100 shares of Cumulative Preferred Shares 9.50% Series, $100 par value, of Columbus Southern Power Company.
(d)Does not include, for Messrs. DeMaria, Lhota and Maloney, 85,231 shares in the American Electric Power System Educational Trust Fund over which
   Messrs. DeMaria, Lhota and Maloney share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.
(e)Includes the following numbers of shares held in joint tenancy with a family member: Mr. DeMaria, 1,232; Mr. D'Onofrio, 500; Dr. Draper, 1,965;
   Mr. Lhota, 1,368; Mr. Maloney, 1,500; Mr. Potter, 14; and Mr. Vipperman, 57.
(f)Includes the following numbers of shares held by family members over which beneficial ownership is disclaimed: Mr. DeMaria, 2,392; and Dr. Markowsky, 17.
(g)Represents less than 1% of the total number of shares outstanding.


   KEPCO.  Omitted pursuant to Instruction J(2)(c).


   OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 1996 annual meeting of shareholders, to be filed within 120 days after December 31, 1995.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



   AEP. The information required by this item is incorporated herein by reference to the material under Transactions With Management of the definitive proxy statement of AEP, dated March 9, 1996, for the 1996 annual meeting of shareholders.

   APCO, I&M AND OPCO.  None.

   AEGCO, CSPCO, AND KEPCO.  Omitted pursuant to Instruction J(2)(c).

PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)The following documents are filed as a part of this report:

1.FINANCIAL STATEMENTS:


  The following financial statements have been incorporated herein by reference pursuant to Item 8.


  AEGCo:
     Independent Auditors' Report; Statements of Income for the years ended
       December 31, 1995, 1994 and 1993; Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Balance Sheets as of December 31, 1995 and 1994; Notes to Financial Statements.

  AEP and its subsidiaries consolidated:
     Consolidated Statements of Income for the years ended December 31, 1995,
       1994 and 1993; Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Consolidated Balance Sheets as of December 31, 1995 and 1994; Notes to Consolidated Financial Statements; Schedule of Consolidated Cumulative Preferred Stocks of Subsidiaries at December 31, 1995 and 1994; Schedule of Consolidated Long-term Debt of Subsidiaries at December 31, 1995 and 1994; Independent Auditors' Report.

  APCo:
     Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1995, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Notes to Consolidated Financial Statements.

  CSPCo:
     Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993; Consolidated Balance Sheets as of December 31, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Notes to Consolidated Financial Statements.

  I&M:
     Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993; Consolidated Balance Sheets as of December 31, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Notes to Consolidated Financial Statements.

  KEPCo:
     Independent Auditors' Report; Statements of Income for the years ended
       December 31, 1995, 1994 and 1993; Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Balance Sheets as of December 31, 1995 and 1994; Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Notes to Financial Statements.

  OPCo:
     Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993; Consolidated Balance Sheets as of December 31, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993; Notes to Consolidated Financial Statements.


2.FINANCIAL STATEMENT SCHEDULES:

  Financial Statement Schedules are listed in the Index to Financial
  Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements
  or because such schedules are not required or are not applicable.)       S-1

  Independent Auditors' Report                                             S-2

3.EXHIBITS:

  Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo are listed
  in the Exhibit Index and are incorporated herein by reference            E-1

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          AEP GENERATING COMPANY


                                             BY:  /S/  G. P. MALONEY
                                                (G. P. MALONEY, VICE
                                                   PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

                   SIGNATURE                 TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.               President,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


           /S/ G. P. MALONEY            Vice President         March 25, 1996
           (G. P. MALONEY)                and Director

 (III) PRINCIPAL ACCOUNTING OFFICER:


           /S/ P. J. DEMARIA            Vice President,
           (P. J. DEMARIA)                Controller           March 25, 1996
                                         and Director

  (IV) A MAJORITY OF THE DIRECTORS:


            *HENRY FAYNE

         *JOHN R. JONES, III

            *WM. J. LHOTA

         *JAMES J. MARKOWSKY


*By:           /S/ G. P. MALONEY                             March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMERICAN ELECTRIC POWER COMPANY, INC.


                                             BY:           /S/  G. P. MALONEY
                                                      (G. P. MALONEY, VICE
                                                PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.         Chairman of the Board,
                                           President,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


           /S/ G. P. MALONEY              Vice President,      March 25, 1996
           (G. P. MALONEY)                Secretary and
                                             Director

 (III) PRINCIPAL ACCOUNTING OFFICER:


          /S/ P. J. DEMAA              Controller and Director March 25, 1996
           (P. J. DEMARIA)

  (IV) A MAJORITY OF THE DIRECTORS:


          *ROBERT M. DUNCAN

           *ROBERT W. FRI

          *ARTHUR G. HANSEN

       *LESTER A. HUDSON, JR.

          *ANGUS E. PEYTON

            *TOY F. REID

          *DONALD G. SMITH

       *LINDA GILLESPIE STUNTZ

          *MORRIS TANENBAUM

        *ANN HAYMOND ZWINGER


*By:        /S/ G. P. MALONEY                                  March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)


                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          APPALACHIAN POWER COMPANY


                                             BY:    /S/  G. P. MALONEY
                                                  (G. P. MALONEY, VICE
                                                      PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

         SIGNATURE                          TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.         Chairman of the Board,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


          /S/ G. P. MALONEY              Vice President        March 25, 1996
          (G. P. MALONEY)                and Director

 (III) PRINCIPAL ACCOUNTING OFFICER:

         /S/ P. J. DEMARIA              Vice President,        March 25, 1996
           (P. J. DEMARIA)                Controller
                                         and Director

  (IV) A MAJORITY OF THE DIRECTORS:


            *HENRY FAYNE

            *WM. J. LHOTA

         *JAMES J. MARKOWSKY

          *J. H. VIPPERMAN


*By:           /S/ G. P. MALONEY                               March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          COLUMBUS SOUTHERN POWER COMPANY


                                             BY:    /S/  G. P. MALONEY
                                                (G. P. MALONEY, VICE
                                                      PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

             SIGNATURE                      TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.         Chairman of the Board,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


          /S/ G. P. MALONEY              Vice President        March 25, 1996
           (G. P. MALONEY)                and Director

 (III) PRINCIPAL ACCOUNTING OFFICER:


         /S/ P. J. DEMARIA              Vice President, ControllerMarch 25, 1996
           (P. J. DEMARIA)                Controller
                                         and Director

  (IV) A MAJORITY OF THE DIRECTORS:


            *HENRY FAYNE

            *WM. J. LHOTA

         *JAMES J. MARKOWSKY

          *J. H. VIPPERMAN


*By:    /S/ G. P. MALONEY                                      March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          INDIANA MICHIGAN POWER COMPANY


                                             BY:   /S/  G. P. MALONEY
                                                (G. P. MALONEY, VICE
                                                      PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

     SIGNATURE                            TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.         Chairman of the Board,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


          /S/ G. P. MALONEY              Vice President        March 25, 1996
           (G. P. MALONEY)                and Director


 (III) PRINCIPAL ACCOUNTING OFFICER:


         /S/ P. J. DEMARIA              Vice President,        March 25, 1996
           (P. J. DEMARIA)                Controller
                                          and Director

  (IV) A MAJORITY OF THE DIRECTORS:


          *C. R. BOYLE, III

            *G. A. CLARK

          *W. N. D'ONOFRIO

            *WM. J. LHOTA

         *JAMES J. MARKOWSKY

            *A. H. POTTER

           *D. B. SYNOWIEC

           *D. M. TRENARY

          *J. H. VIPPERMAN

           *W. E. WALTERS


*By:    /S/ G. P. MALONEY                                      March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          KENTUCKY POWER COMPANY


                                             BY:   /S/  G. P. MALONEY
                                                (G. P. MALONEY, VICE
                                                     PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

          SIGNATURE                        TITLE                   DATE

  (i) Principal Executive Officer:


        *E. LINN DRAPER, JR.         Chairman of the Board,
                                     Chief Executive Officer
                                          and Director



  (II) PRINCIPAL FINANCIAL OFFICER:


          /S/ G. P. MALONEY              Vice President        March 25, 1996
           (G. P. MALONEY)                and Director

 (III) PRINCIPAL ACCOUNTING OFFICER:


          /S/ P. J. DEMARIA              Vice President,       March 25, 1996
           (P. J. DEMARIA)                Controller
                                          and Director

  (IV) A MAJORITY OF THE DIRECTORS:


            *WM. J. LHOTA

         *JAMES J. MARKOWSKY

          *J. H. VIPPERMAN


*By:    /S/ G. P. MALONEY                                      March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                          OHIO POWER COMPANY


                                             BY:           /S/  G. P. MALONEY
                                                      (G. P. MALONEY, VICE
                                                PRESIDENT)

Date:  March 25, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

             SIGNATURE                      TITLE                   DATE
  (i) Principal Executive Officer:

        *E. LINN DRAPER, JR.         Chairman of the Board,
                                     Chief Executive Officer
                                          and Director


  (II) PRINCIPAL FINANCIAL OFFICER:


         /S/ G. P. MALONEY              Vice President         March 25, 1996
         (G. P. MALONEY)                and Director

 (III) PRINCIPAL ACCOUNTING OFFICER:


         /S/ P. J. DEMARIA              Vice President,        March 25, 1996
           (P. J. DEMARIA)                Controller
                                         and Director

  (IV) A MAJORITY OF THE DIRECTORS:


            *HENRY FAYNE

            *WM. J. LHOTA

         *JAMES J. MARKOWSKY

          *J. H. VIPPERMAN


*By:    /S/ G. P. MALONEY                                      March 25, 1996
  (G. P. MALONEY, ATTORNEY-IN-FACT)

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            S-2

The following financial statement schedules for the years ended
December 31, 1995, 1994 and 1993 are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-3

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-4

KENTUCKY POWER COMPANY

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-4

OHIO POWER COMPANY AND SUBSIDIARIES

   Schedule II-   Valuation and Qualifying Accounts and Reserves        S-4

                         INDEPENDENT AUDITORS' REPORT


AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

   We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our reports thereon dated February 27, 1996; such financial statements and reports are included in your respective 1995 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Columbus, Ohio
February 27, 1996

        AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             COLUMN A               COLUMN B           COLUMN C          COLUMN D     COLUMN E


                                                       ADDITIONS
                                    Balance at  Charged to  Charged to                Balance at
                                    Beginning   Costs and   Other                     End of
              Description           of Period   Expenses    Accounts     Deductions   Period
                                                   (in thousands)

Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995   $4,056      $12,907     $ 5,927(a)   $17,460(b)   $5,430

     Year Ended December 31, 1994   $4,048      $20,265     $(3,556)(a)  $16,701(b)   $4,056

     Year Ended December 31, 1993   $7,287      $14,237     $ 4,163(a)   $21,639(b)   $4,048

(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COLUMN A                  COLUMN B          COLUMN C            COLUMN D    COLUMN E

                                                          ADDITIONS
                                       Balance at   Charged to   Charged to               Balance at
                                       Beginning    Costs and    Other                    End of
              Description              of Period    Expenses     Accounts    Deductions   Period
                                                (in thousands)
Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995     $ 830         $ 3,442      $   963 (a) $ 2,982(b)   $2,253

     Year Ended December 31, 1994     $1,344        $ 2,297      $   596 (a) $ 3,407(b)   $ 830

     Year Ended December 31, 1993     $ 724         $ 3,392      $   627 (a) $ 3,399(b)   $1,344


(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COLUMN A                 COLUMN B            COLUMN C        COLUMN D    COLUMN E


                                                       ADDITIONS
                                    Balance at  Charged to  Charged to              Balance at
                                    Beginning   Costs and   Other                   End of
              Description           of Period   Expenses    Accounts    Deductions  Period

                                                (in thousands)
Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995   $1,768      $ 4,873     $ 3,531(a)  $ 9,111(b)  $1,061

     Year Ended December 31, 1994   $ 991       $ 6,181     $ 2,778(a)  $ 8,182(b)  $1,768

     Year Ended December 31, 1993   $1,332      $ 4,167     $ 2,106(a)  $ 6,614(b)  $  991


(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COLUMN A                    COLUMN B           COLUMN C          COLUMN D    COLUMN E
                                                             ADDITIONS
                                          Balance at  Charged to  Charged to               Balance at
                                          Beginning   Costs and   Other                    End of
              Description                 of Period   Expenses    Accounts    Deductions   Period
                                                (in thousands)

Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995         $  121      $ 1,506     $   632(a)   $ 1,925(b)   $  334

     Year Ended December 31, 1994         $  504      $  774      $   707(a)   $ 1,864(b)   $  121

     Year Ended December 31, 1993         $  562      $ 1,380     $   624(a)   $ 2,062(b)   $  504

(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


                            KENTUCKY POWER COMPANY
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
                                                       ADDITIONS
                                     Balance at  Charged to  Charged to                Balance at
                                     Beginning   Costs and   Other                     End of
       Description                   of Period   Expenses    Accounts     Deductions   Period
                                                      (in thousands)
Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995    $  260      $   925     $   234(a)   $ 1,160(b)   $  259

     Year Ended December 31, 1994    $  208      $   600     $    84(a)   $  632(b)    $  260

     Year Ended December 31, 1993    $  248      $   390     $   179(a)   $  609(b)    $  208

(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                      OHIO POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COLUMN A                       COLUMN B          COLUMN C             COLUMN D   COLUMN E
                                                               ADDITIONS
                                            Balance at   Charged to  Charged to                Balance at
                                            Beginning    Costs and   Other                     End of
              Description                   of Period    Expenses    Accounts     Deductions   Period
                                                (in thousands)
Deducted from Assets:
  Accumulated Provision for
    Uncollectible Accounts:
     Year Ended December 31, 1995    $1,019       $ 1,952     $   472(a)    $ 2,019(b)   $1,424

     Year Ended December 31, 1994    $ 960        $10,087     $(7,785)(a)   $ 2,243(b)   $1,019

     Year Ended December 31, 1993    $4,353       $ 4,812     $   549(a)    $ 8,754(b)   $960


(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                                  EXHIBIT INDEX

    Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. <section>229.10(d) and
<section>240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (<dagger>), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


EXHIBIT NUMBER                                       DESCRIPTION

AEGCO

   3(a)    - Copy of Articles of Incorporation of AEGCo [Registration Statement
             on Form 10 for the Common Shares of AEGCo, File No. 0-18135,
             Exhibit 3(a)].
   3(b)    - Copy of the Code of Regulations of AEGCo [Registration Statement
             on Form 10 for the Common Shares of AEGCo, File No. 0-18135,
             Exhibit 3(b)].
  10(a)    - Copy of Capital Funds Agreement dated as of December 30, 1988 between AEGCo and AEP [Registration Statement No. 33-32752,
             Exhibit 28(a)].
  10(b)(1) - Copy of Unit Power Agreement dated as of March 31, 1982 between
             AEGCo and I&M, as amended [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2) - Copy of Unit Power Agreement, dated as of August 1, 1984, among
             AEGCo, I&M and KEPCo [Registration Statement No. 33-32752, Exhibit 28(b)(2)].
  10(b)(3) - Copy of Agreement, dated as of October 1, 1984, among AEGCo, I&M,
             APCo and Virginia Electric and Power Company [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)    - Copy of Lease Agreements, dated as of December 1, 1989, between
             AEGCo and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
             28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Annual
             Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B),
             10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
 *13       - Copy of those portions of the AEGCo 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.


AEP<double-dagger>

   3(a)    - Copy of Restated Certificate of Incorporation of AEP, dated April
             26, 1978 [Registration Statement No. 2-62778, Exhibit 2(a)]. 3(b)(1) - Copy of Certificate of Amendment of the Restated Certificate of
             Incorporation of AEP, dated April 23, 1980 [Registration Statement No. 33-1052, Exhibit 4(b)].
   3(b)(2) - Copy of Certificate of Amendment of the Restated Certificate of
             Incorporation of AEP, dated April 28, 1982 [Registration Statement No. 33-1052, Exhibit 4(c)].
   3(b)(3) - Copy of Certificate of Amendment of the Restated Certificate of
             Incorporation of AEP, dated April 25, 1984 [Registration Statement No. 33-1052, Exhibit 4(d)].
   3(b)(4) - Copy of Certificate of Change of the Restated Certificate of
             Incorporation of AEP, dated July 5, 1984 [Registration Statement No. 33-1052, Exhibit 4(e)].
   3(b)(5) - Copy of Certificate of Amendment of the Restated Certificate of
             Incorporation of AEP, dated April 27, 1988 [Registration Statement No. 33-1052, Exhibit 4(f)].
   3(c)    - Composite copy of the Restated Certificate of Incorporation of
             AEP, as amended [Registration Statement No. 33-1052, Exhibit
             4(g)].
   3(d)    - Copy of By-Laws of AEP, as amended through July 26, 1989 [Annual
             Report on Form 10-K of AEP for the fiscal year ended December 31, 1989, File No. 1-3525, Exhibit 3(d)].
  10(a)    - Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo,
             KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].

AEP<double-dagger> (continued)

EXHIBIT NUMBER                                       DESCRIPTION

 <dagger>10(c)(1)-AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 <dagger>10(c)(2)-Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
 <dagger>10(d)-AEP Deferred Compensation Agreement for directors, as amended, effective October 24, 1984 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1984, File No. 1-3525, Exhibit 10(e)].
 <dagger>10(e)-AEP Accident Coverage Insurance Plan for directors [Annual
             Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].
 <dagger>10(f)-AEP Retirement Plan for directors [Annual Report on Form 10-K of
             AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
             Exhibit 10(g)].
*<dagger>10(g)(1)(A)-AEP Excess Benefit Plan, as amended through January 4,
             1996.
 <dagger>10(g)(1)(B)-Guaranty by AEP of the Service Corporation Excess Benefits
             Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(h)(1)(B)].
 <dagger>10(g)(2)-AEP System Supplemental Savings Plan (Non-Qualified) [Annual
             Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(2)].
 <dagger>10(g)(3)-Service Corporation Umbrella Trust<trademark> for Executives
             [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 <dagger>10(h)(1)-Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(3)].
*<dagger>10(i)(1)-AEP Management Incentive Compensation Plan.
 <dagger>10(i)(2)-American Electric Power System Performance Share Incentive
             Plan, as Amended and Restated through October 1, 1995 [Quarterly Report on Form 10-Q of AEP for the quarterly period ended September 30, 1995, File No. 1-3525, Exhibit 10].
  10(j)    - Copy of Lease Agreements, dated as of December 1, 1989, between
             AEGCo or I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and
             28(c)(6)(C); Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C)
             and 28(a)(6)(C); and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B)
             and 10(c)(6)(B); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B)
             and 10(e)(6)(B)].
  10(k)(1) - Copy of Agreement for Lease, dated as of September 17, 1992, between JMG Funding, Limited Partnership and OPCo [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1992, File No. 1-6543, Exhibit 10(l)].
  10(k)(2) - Lease Agreement between Ohio Power Company and JMG Funding,
             Limited, dated January 20, 1995 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543,
             Exhibit 10(l)(2)].
  10(l)    - Interim Allowance Agreement, dated July 28, 1994, among APCo,
             CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 10(d)].
 *13       - Copy of those portions of the AEP 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
 *21       - List of subsidiaries of AEP.
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.

APCO<double-dagger>

EXHIBIT NUMBER                                       DESCRIPTION

   3(a)    - Copy of Restated Articles of Incorporation of APCo, and amendments thereto to November 4, 1993 [Registration Statement No. 33-50163,
             Exhibit 4(a); Registration Statement No. 33-53805, Exhibits 4(b) and 4(c)].
   3(b)    - Copy of Articles of Amendment to the Restated Articles of
             Incorporation of APCo, dated June 6, 1994 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 3(b)].
   3(c)    - Composite copy of the Restated Articles of Incorporation of APCo, as amended [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 3(c)].
  *3(d)    - Copy of By-Laws of APCo (amended as of January 1, 1996).
   4(a)    - Copy of Mortgage and Deed of Trust, dated as of December 1, 1940, between APCo and Bankers Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration Statement No. 2-7289, Exhibit 7(b); Registration Statement No. 2-19884, Exhibit 2(1); Registration Statement No. 2-24453, Exhibit 2(n); Registration Statement No. 2-60015, Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10),
             2(b)(12), 2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18),
             2(b)(19), 2(b)(20), 2(b)(21), 2(b)(22), 2(b)(23), 2(b)(24),
             2(b)(25), 2(b)(26), 2(b)(27) and 2(b)(28); Registration Statement
             No. 2-64102, Exhibit 2(b)(29); Registration Statement No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31); Registration Statement No. 2-69217, Exhibit 2(b)(32); Registration Statement No. 2-86237,
             Exhibit 4(b); Registration Statement No. 33-11723, Exhibit 4(b); Registration Statement No. 33-17003, Exhibit 4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b); Registration Statement No. 33-40720, Exhibit 4(b); Registration Statement No. 33-45219, Exhibit 4(b); Registration Statement No. 33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410,
             Exhibit 4(b); Registration Statement No. 33-59834, Exhibit 4(b); Registration Statement No. 33-50229, Exhibits 4(b) and 4(c); Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and 4(e); Registration Statement No. 333-01049, Exhibits 4(b) and 4(c); Form 8-K, dated March 18, 1996, File No. 1-3457, Exhibit 4].
  10(a)(1) - Copy of Power Agreement, dated October 15, 1952, between OVEC and
             United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015,
             Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2) - Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457,
             Exhibit 10(a)(2)(B)].
  10(a)(3) - Copy of Power Agreement, dated July 10, 1953, between OVEC and
             Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)    - Copy of Interconnection Agreement, dated July 6, 1951, among APCo,
             CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)    - Copy of AEP System Interim Allowance Agreement, dated July 28,
             1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 10(d)].
 <dagger>10(e)(1)-AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 <dagger>10(e)(2)-Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].

APCO<double-dagger> (continued)

EXHIBIT NUMBER                                       DESCRIPTION

 <dagger>10(f)(1)-Management Incentive Compensation Plan [Annual Report on Form
             10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(i)(1)].
 <dagger>10(f)(2)-American Electric Power System Performance Share Incentive
             Plan [Quarterly Report on Form 10-Q of APCo for the quarterly period ended September 30, 1995, File No. 1-3457, Exhibit 10].
 <dagger>10(g)(1)-Excess Benefits Plan [Annual Report on Form 10-K of AEP for
             the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(g)(1)(A)].
 <dagger>10(g)(2)-AEP System Supplemental Savings Plan (Non-Qualified) [Annual
             Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(2)].
 <dagger>10(g)(3)-Umbrella Trust<trademark> for Executives [Annual Report on
             Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 <dagger>10(h)(1)-Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(3)].
 *12       - Statement re: Computation of Ratios.
 *13       - Copy of those portions of the APCo 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
  21       - List of subsidiaries of APCo [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525,
             Exhibit 21].
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.


CSPCO<double-dagger>

   3(a)    - Copy of Amended Articles of Incorporation of CSPCo, as amended to
             March 6, 1992 [Registration Statement No. 33-53377, Exhibit 4(a)].
   3(b)    - Copy of Certificate of Amendment to Amended Articles of
             Incorporation of CSPCo, dated May 19, 1994 [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(b)].
   3(c)    - Composite copy of Amended Articles of Incorporation of CSPCo, as amended [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(c)].
   3(d)    - Copy of Code of Regulations and By-Laws of CSPCo [Annual Report on
             Form 10-K of CSPCo for the fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].
   4(a)    - Copy of Indenture of Mortgage and Deed of Trust, dated September
             1, 1940, between CSPCo and City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No. 2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652, Exhibit 4(b); Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389, Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
             Registration Statement No. 33-35651, Exhibit 4(b); Registration Statement No. 33-46859, Exhibits 4(b) and 4(c); Registration Statement No. 33-50316, Exhibits 4(b) and 4(c); Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No. 33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)].
  10(a)(1) - Copy of Power Agreement, dated October 15, 1952, between OVEC and
             United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015,
             Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2) - Copy of Inter-Company Power Agreement, dated July 10, 1953, among
             OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457,
             Exhibit 10(a)(2)(B)].

CSPCO<double-dagger> (continued)

EXHIBIT NUMBER                                       DESCRIPTION

  10(a)(3) - Copy of Power Agreement, dated July 10, 1953, between OVEC and
             Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)    - Copy of Interconnection Agreement, dated July 6, 1951, among APCo,
             CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)    - Copy of Interim Allowance Agreement [Annual Report on Form 10-K of
             APCo for the fiscal year ended December 31, 1994, File No. 1-3457,
             Exhibit 10(d)].
 *12       - Statement re: Computation of Ratios.
 *13       - Copy of those portions of the CSPCo 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.


I&M<double-dagger>

   3(a)    - Copy of the Amended Articles of Acceptance of I&M and amendments thereto [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 3(a)].
   3(b)    - Composite Copy of the Amended Articles of Acceptance of I&M, as
             amended [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 3(b)].
  *3(c)    - Copy of the By-Laws of I&M (amended as of January 1, 1996).
   4(a)    - Copy of Mortgage and Deed of Trust, dated as of June 1, 1939, between I&M and Irving Trust Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No. 2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4),
             2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11),
             2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
             Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389, Exhibit 2(a)(19); Registration Statement No. 2-67728, Exhibit 2(b)(20); Registration Statement No. 2-85016,
             Exhibit 4(b); Registration Statement No. 33-5728, Exhibit 4(c); Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230, Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv) and 4(a)(v);
             Registration Statement No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii); Registration Statement No. 33-54480, Exhibits 4(b)(i) and 4(b)(ii); Registration Statement No. 33-60886, Exhibit 4(b)(i); Registration Statement No. 33-50521, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1994, File No. 1-3570, Exhibit 4(b)].
  10(a)(1) - Copy of Power Agreement, dated October 15, 1952, between OVEC and
             United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015,
             Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2) - Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3) - Copy of Power Agreement, dated July 10, 1953, between OVEC and
             Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

I&M<double-dagger> (continued)

EXHIBIT NUMBER                                       DESCRIPTION

  10(b)    - Copy of Interconnection Agreement, dated July 6, 1951, between
             APCo, CSPCo, KEPCo, I&M, and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910,
             Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)    - Copy of Interim Allowance Agreement [Annual Report on Form 10-K of
             APCo for the fiscal year ended December 31, 1994, File No. 1-3457,
             Exhibit 10(d)].
  10(e)    - Copy of Nuclear Material Lease Agreement, dated as of December 1,
             1990, between I&M and DCC Fuel Corporation [Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 10(d)].
  10(f)    - Copy of Lease Agreements, dated as of December 1, 1989, between
             I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
             28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); Annual
             Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
             10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
 *12       - Statement re: Computation of Ratios
 *13       - Copy of those portions of the I&M 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
 21        - List of subsidiaries of I&M [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 21].
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.


KEPCO

   3(a)    - Copy of Restated Articles of Incorporation of KEPCo [Annual Report
             on Form 10-K of KEPCo for the fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
  *3(b)    - Copy of By-Laws of KEPCo (amended as of January 1, 1996).
   4(a)    - Copy of Mortgage and Deed of Trust, dated May 1, 1949, between
             KEPCo and Bankers Trust Company, as supplemented and amended [Registration Statement No. 2-65820, Exhibits 2(b)(1), 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and 2(b)(6); Registration Statement No. 33-39394, Exhibits 4(b) and 4(c); Registration Statement No. 33-53226, Exhibits 4(b) and 4(c); Registration Statement No. 33-61808, Exhibits 4(b) and 4(c), Registration Statement No. 33-53007, Exhibits 4(b), 4(c) and 4(d)].
  10(a)    - Copy of Interconnection Agreement, dated July 6, 1951, among APCo,
             CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(c)    - Copy of Interim Allowance Agreement [Annual Report on Form 10-K of
             APCo for the fiscal year ended December 31, 1994, File No. 1-3457,
             Exhibit 10(d)].
 *12       - Statement re: Computation of Ratios.
 *13       - Copy those portions of the KEPCo 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.

OPCO<double-dagger>

EXHIBIT NUMBER                                       DESCRIPTION

   3(a)    - Copy of Amended Articles of Incorporation of OPCo, and amendments thereto to December 31, 1993 [Registration Statement No. 33-50139,
             Exhibit 4(a); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 3(b)].
   3(b)    - Certificate of Amendment to Amended Articles of Incorporation of
             OPCo, dated May 3, 1994 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 3(b)].
   3(c)    - Composite copy of the Amended Articles of Incorporation of OPCo, as amended [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 3(c)].
   3(d)    - Copy of Code of Regulations of OPCo [Annual Report on Form 10-K of
             OPCo for the fiscal year ended December 31, 1990, File No. 1-6543,
             Exhibit 3(d)].
   4(a)    - Copy of Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and Manufacturers Hanover Trust Company (now Chemical
             Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4; Registration Statement No. 2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6),
             2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13),
             2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18), 2(c)(19),
             2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25),
             2(c)(26), 2(c)(27), 2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31);
             Registration Statement No. 2-83591, Exhibit 4(b); Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(vi); Registration Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit 4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543,
             Exhibit 4(b)].
  10(a)(1) - Copy of Power Agreement, dated October 15, 1952, between OVEC and
             United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015,
             Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2) - Copy of Inter-Company Power Agreement, dated July 10, 1953, among
             OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3) - Copy of Power Agreement, dated July 10, 1953, between OVEC and
             Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)    - Copy of Interconnection Agreement, dated July 6, 1951, between
             APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
  10(c)    - Copy of Transmission Agreement, dated April 1, 1984, among APCo,
             CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)    - Copy of Interim Allowance Agreement [Annual Report on Form 10-K of
             APCo for the fiscal year ended December 31, 1994, File No. 1-3457,
             Exhibit 10(d)].
  10(e)    - Copy of Agreement, dated June 18, 1968, between OPCo and Kaiser
             Aluminum & Chemical Corporation (now known as Ravenswood Aluminum Corporation) and First Supplemental Agreement thereto [Registration Statement No. 2-31625, Exhibit 4(c); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1986, File No. 1-6543, Exhibit 10(d)(2)].
  10(f)    - Copy of Power Agreement, dated November 16, 1966, between OPCo and
             Ormet Generating Corporation and First Supplemental Agreement thereto [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 10(e)].
  10(g)    - Copy of Amendment No. 1, dated October 1, 1973, to Station
             Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report

OPCO<double-dagger> (continued)

EXHIBIT NUMBER                                       DESCRIPTION

             on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 10(f)].
 <dagger>10(h)(1)-AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 <dagger>10(h)(2)-Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
 <dagger>10(i)(1)-Management Incentive Compensation Plan [Annual Report on Form
             10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(i)(1)].
 <dagger>10(i)(2)-American Electric Power System Performance Share Incentive
             Plan, as Amended and Restated through January 1, 1995 [Quarterly Report on Form 10-Q of OPCo for the quarterly period ended September 30, 1995, File No. 1-6543].
 <dagger>10(j)(1)-Excess Benefits Plan [Annual Report on Form 10-K of AEP for
             the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(g)(1)(A)].
 <dagger>10(j)(2)-AEP System Supplemental Savings Plan (Non-Qualified) [Annual
             Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(2)].
 <dagger>10(j)(3)-Umbrella Trust<trademark> for Executives [Annual Report on
             Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 <dagger>10(k)(1)-Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(2)].
  10(l)(1) - Agreement for Lease dated as of September 17, 1992 between JMG
             Funding, Limited Partnership and OPCo [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1992, File No. 1-6543, Exhibit 10(l)].
  10(l)(2) - Lease Agreement dated January 20, 1995 between OPCo and JMG
             Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
 *12       - Statement re: Computation of Ratios.
 *13       - Copy of those portions of the OPCo 1995 Annual Report (for the fiscal year ended December 31, 1995) which are incorporated by reference in this filing.
  21       - List of subsidiaries of OPCo [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525,
             Exhibit 21].
 *23       - Consent of Deloitte & Touche LLP.
 *24       - Power of Attorney.
 *27       - Financial Data Schedules.



<double-dagger>Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.