Form 10-K
period 1996-12-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 1997-03-26
CIK 4904

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K
                                ---------------

(Mark One)
  [ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

                               ----------------

Commission     Registrant; State of Incorporation;     I.R.S. Employer
File Number    Address; and Telephone Number           Identification No.
-----------    -----------------------------------     ------------------

  1-3525       American Electric Power Company, Inc.       13-4922640
               (A New York Corporation)
               1 Riverside Plaza
               Columbus, Ohio 43215
               Telephone (614) 223-1000

 0-18135       AEP Generating Company                      31-1033833
               (An Ohio Corporation)
               1 Riverside Plaza
               Columbus, Ohio 43215
               Telephone (614) 223-1000

  1-3457       Appalachian Power Company                   54-0124790
               (A Virginia Corporation)
               40 Franklin Road, S.W.
               Roanoke, Virginia 24011
               Telephone (540) 985-2300

  1-2680       Columbus Southern Power Company             31-4154203
               (An Ohio Corporation)
               215 North Front Street
               Columbus, Ohio 43215
               Telephone (614) 464-7700

  1-3570       Indiana Michigan Power Company              35-0410455
               (An Indiana Corporation)
               One Summit Square
               P. O. Box 60
               Fort Wayne, Indiana 46801
               Telephone (219) 425-2111

  1-6858       Kentucky Power Company                      61-0247775
               (A Kentucky Corporation)
               1701 Central Avenue
               Ashland, Kentucky 41101
               Telephone (800) 572-1141

  1-6543       Ohio Power Company                          31-4271000
               (An Ohio Corporation)
               301 Cleveland Avenue, S.W.
               Canton, Ohio 44702
               Telephone (330) 456-8173

                                --------------

     AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes <check-mark>.  No.   .
                                                     ----------       ---

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange
     Registrant          Title of each class            on which registered
     ----------          -------------------           ---------------------

AEP Generating Company   None

American Electric Power  Common Stock,
   Company, Inc.            $6.50 par value            New York Stock Exchange

Appalachian Power        Cumulative Preferred Stock,
   Company                  Voting, no par value:
                               4-1/2%                  Philadelphia Stock
                                                       Exchange

                         8-1/4% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series A,
                            Due 2026                   New York Stock Exchange

                         8% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series B,
                            Due 2027                   New York Stock Exchange

Columbus Southern        8-3/8% Junior Subordinated
   Power Company            Deferrable Interest
                            Debentures, Series A,
                            Due 2025                   New York Stock Exchange

                         7.92% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series B,
                            Due 2027                   New York Stock Exchange

Indiana Michigan         Cumulative Preferred Stock,
   Power Company            Non-Voting, $100 par value:
                               4-1/8%                  Chicago Stock Exchange

                         8% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series A,
                            Due 2026                   New York Stock Exchange

Kentucky Power Company   8.72% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series A,
                            Due 2025                   New York Stock Exchange

Ohio Power Company       8.16% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series A,
                            Due 2025                   New York Stock Exchange

                         7.92% Junior Subordinated
                            Deferrable Interest
                            Debentures, Series B,
                            Due 2027                   New York Stock Exchange

     Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement of American Electric Power Company, Inc. incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <check-mark>


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    Registrant                                 Title of each class
    ----------                                 -------------------

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

Columbus Southern Power Company                None

Indiana Michigan Power Company                 None

Kentucky Power Company                         None

Ohio Power Company                             4-1/2% Cumulative Preferred
                                               Stock, Voting, $100 par value


                          Aggregate market value       Number of shares
                           of voting stock held         of common stock
                           by non-affiliates of         outstanding of
                            the registrants at        the registrants at
                               March 7, 1997            March 7, 1997
                          ----------------------      ------------------

AEP Generating Company             None                         1,000
                                                      ($1,000 par value)

American Electric Power
   Company, Inc.              $7,747,000,000              188,235,000
                                                       ($6.50 par value)

Appalachian Power Company        $12,500,000               13,499,500
                                                         (no par value)

Columbus Southern Power
   Company                         None                    16,410,426
                                                         (no par value)

Indiana Michigan Power
   Company                         None                     1,400,000
                                                         (no par value)

Kentucky Power Company             None                     1,009,000
                                                        ($50 par value)

Ohio Power Company               $18,700,000               27,952,473
                                                         (no par value)


          NOTE ON MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES

     All of the common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company is owned by American Electric Power Company, Inc. (see Item 12 herein). The voting stock owned by non-affiliates of (i) Appalachian Power Company consists of 198,388 shares of Cumulative Preferred Stock, no par value; and (ii) Ohio Power Company consists of 258,252 shares of Cumulative Preferred Stock, $100 par value. Some of the series of Cumulative Preferred Stock are not regularly traded. The aggregate market value of the Cumulative Preferred Stock is based on the average of the high and low prices on the closest trading date to March 7, 1997 for series traded on the Philadelphia Stock Exchange, or the most recent reported bid prices for those series not recently traded. Where recent market price information was not available with respect to a series, the market price for such series is based on the price of a recently traded series with an adjustment related to any difference in the current yields of the two series.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K
                                                       INTO WHICH DOCUMENT
     DESCRIPTION                                         IS INCORPORATED
     -----------                                       -------------------

Portions of Annual Reports of the following companies
     for the fiscal year ended December 31, 1996:           Part II

     AEP Generating Company
     American Electric Power Company, Inc.
     Appalachian Power Company
     Columbus Southern Power Company
     Indiana Michigan Power Company
     Kentucky Power Company
     Ohio Power Company

Portions of Proxy Statement of American Electric Power
     Company, Inc., dated March 10, 1997, for Annual
     Meeting of Shareholders                                Part III

Portions of Information Statements of the following
     companies for 1997 Annual Meeting of Shareholders,
     to be filed within 120 days after December 31, 1996:   Part III

     Appalachian Power Company
     Ohio Power Company

                               ----------------


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


                               TABLE OF CONTENTS

                                                                  Page
                                                                 Number
                                                                 ------

Glossary of Terms . . . . . . . . . . . . . . . . . . . . . . . . .  i

Part I
 Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . .  1
 Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . 27
 Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 31
 Item 4.  Submission of Matters to a Vote of Security Holders . . . 32
 Executive Officers of the Registrants. . . . . . . . . . . . . . . 32

Part II
 Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters. . . . . . . . . . . . . . . . . . 35
 Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . 35
 Item 7.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition. . . . . . . . . 35
 Item 8.  Financial Statements and Supplementary Data . . . . . . . 36
 Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . 36

Part III
 Item10.  Directors and Executive Officers of the Registrants . . . 37
 Item11.  Executive Compensation. . . . . . . . . . . . . . . . . . 38
 Item12.  Security Ownership of Certain Beneficial
             Owners and Management. . . . . . . . . . . . . . . . . 41
 Item13.  Certain Relationships and Related Transactions. . . . . . 42

Part IV
 Item14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K. . . . . . . . . . . . . . . . . . 43

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

Index to Financial Statement Schedules. . . . . . . . . . . . . . . S-1

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . S-2

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1


                               GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

     Term                                   Meaning
     ----                                   -------

AEGCo . . . . . . .  AEP Generating Company, an electric utility subsidiary of
                     AEP.
AEP . . . . . . . .  American Electric Power Company, Inc.
AEP System or
  the System. . . .  The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AFUDC . . . . . . .  Allowance for funds used during construction.  Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.
APCo  . . . . . . .  Appalachian Power Company, an electric utility subsidiary of AEP.
Buckeye . . . . . .  Buckeye Power, Inc., an unaffiliated corporation.
CCD Group . . . . .  CSPCo, CG&E and DP&L.
CG&E. . . . . . . .  The Cincinnati Gas & Electric Company, an unaffiliated utility company.
Cook Plant. . . . .  The Donald C. Cook Nuclear Plant, owned by I&M.
CSPCo . . . . . . .  Columbus Southern Power Company, an electric utility subsidiary of AEP.
DOE . . . . . . . .  United States Department of Energy.
DP&L. . . . . . . .  The Dayton Power and Light Company, an unaffiliated utility company.
Federal EPA . . . .  United States Environmental Protection Agency.
FERC. . . . . . . .  Federal Energy Regulatory Commission (an independent commission within the DOE).
I&M . . . . . . . .  Indiana Michigan Power Company, an electric utility subsidiary of AEP.
IURC. . . . . . . .  Indiana Utility Regulatory Commission.
KEPCo . . . . . . .  Kentucky Power Company, an electric utility subsidiary of
                     AEP.
KPSC. . . . . . . .  Kentucky Public Service Commission.
MPSC. . . . . . . .  Michigan Public Service Commission.
NEIL. . . . . . . .  Nuclear Electric Insurance Limited.
NPDES . . . . . . .  National Pollutant Discharge Elimination System.
NRC . . . . . . . .  Nuclear Regulatory Commission.
Ohio EPA. . . . . .  Ohio Environmental Protection Agency.
OPCo. . . . . . . .  Ohio Power Company, an electric utility subsidiary of
                     AEP.
OVEC. . . . . . . .  Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo own a 44.2% equity
                     interest.
PCB's . . . . . . .  Polychlorinated biphenyls.
PUCO. . . . . . . .  The Public Utilities Commission of Ohio.
PUHCA . . . . . . .  Public Utility Holding Company Act of 1935, as amended.
RCRA. . . . . . . .  Resource Conservation and Recovery Act of 1976, as
                     amended.
Rockport Plant. . .  A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana.
SEC . . . . . . . .  Securities and Exchange Commission.
Service
Corporation . . . .  American Electric Power Service Corporation, a service subsidiary of AEP.
SO2 Allowance . . .  An allowance to emit one ton of sulfur dioxide granted under the Clean Air Act Amendments of 1990.
TVA . . . . . . . .  Tennessee Valley Authority.
VEPCo . . . . . . .  Virginia Electric and Power Company, an unaffiliated utility company.
Virginia SCC. . . .  State Corporation Commission of Virginia.
West Virginia PSC .  Public Service Commission of West Virginia.
Zimmer or
Zimmer Plant. . . .  Wm. H. Zimmer Generating Station, commonly owned by
                     CSPCo, CG&E and DP&L.

                                       i

PART I ---------------------------------------------------------------------

Item 1.  BUSINESS
----------------------------------------------------------------------------

General

     AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company which owns, directly or indirectly, all of the outstanding common stock of its electric utility and other subsidiaries. Substantially all of the operating revenues of AEP and its subsidiaries are derived from the furnishing of electric service. In addition, in recent years AEP has been pursuing various unregulated business opportunities in the U.S. and worldwide as discussed in New Business Development.

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

     At December 31, 1996, the subsidiaries of AEP had a total of 17,951 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:

         APCo (organized in Virginia in 1926) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 867,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1996, APCo and its wholly owned subsidiaries had 3,900 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies:
     Carolina Power & Light Company, Duke Power Company and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

         CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 609,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1996, CSPCo had 1,837 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies:
     CG&E, DP&L and Ohio Edison Company.

         I&M (organized in Indiana in 1925) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 542,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1996, I&M had 3,393 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

         KEPCo (organized in Kentucky in 1919) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 167,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1996, KEPCo had 718 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies:
     Kentucky Utilities Company and East Kentucky Power Cooperative Inc.
     KEPCo is also interconnected with TVA.

         Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 43,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1996, Kingsport Power Company had 87 employees.

         OPCo (organized in Ohio in 1907 and reincorporated in 1924) is engaged in the generation, purchase, transmission and distribution of electric power to approximately 673,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1996, OPCo and its wholly owned subsidiaries had 4,418 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

         Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1996, Wheeling Power Company had 96 employees.

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

     On June 20, 1995, the SEC released a report from its Division of Investment Management recommending a conditional repeal of PUHCA, including its limits on financing and on geographic and business diversification. Specific federal authority, however, would be preserved over access to the books and records of registered holding company systems, audit authority over registered holding companies and their subsidiaries and oversight over affiliate transactions. This authority would be transferred to the FERC. In January and February 1997, legislation was introduced in Congress that would repeal PUHCA and transfer certain federal authority to the FERC as recommended in the SEC report as part of broader legislation regarding changes in the electric industry. It is expected that a number of bills contemplating the restructuring of the electric utility industry will be introduced in the current Congress. See Competition and Business Change. If PUHCA is repealed, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.

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

     Legislation has been introduced in Congress to repeal PUHCA or modify its provisions governing intra-system transactions. The effect of repeal or amendment of PUHCA on AEP's intra-system transactions depends on whether the assurance of full cost recovery is eliminated immediately or phased-in and whether it is eliminated for all intra-system transactions or only some. If the cost recovery assurance is eliminated immediately for all intra-system transactions, it could have a material adverse effect on results of operations and financial condition of AEP and OPCo.

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

CLASSES OF SERVICE

     The principal classes of service from which the major electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1996 are as follows:

                                                                                                     AEP
                               AEGCo     APCo        CSPCo         I&M       KEPCo      OPCo      System(a)
                             --------  ---------  -----------  ----------  --------  ----------  ----------
                                                  (in thousands)
Retail
Residential
 Without Electric Heating .  $   --    $  231,504  $  325,351  $  232,212  $ 41,602  $  280,640  $1,132,140
 With Electric Heating. . .      --       340,796     115,339     111,556    64,839     155,081     826,411
                             --------  ----------  ----------  ----------  --------  ----------  ----------
  Total Residential . . . .      --       572,300     440,690     343,768   106,441     435,721   1,958,551
 Commercial . . . . . . . .      --       284,765     383,621     253,750    58,417     265,886   1,284,670
 Industrial . . . . . . . .      --       368,421     147,543     312,777    92,322     635,404   1,618,843
 Miscellaneous. . . . . . .      --        32,035      16,043       6,445       846       8,065      66,930
                             --------  ----------  ----------  ----------  --------  ----------  ----------
  Total Retail. . . . . . .      --     1,257,521     987,897     916,740   258,026   1,345,076   4,928,994
Wholesale (sales for resale)  225,767     332,800      93,496     391,478    57,141     526,702     792,592
                             --------  ----------  ----------  ----------  --------  ----------  ----------
  Total from KWH Sales. . .   225,767   1,590,321   1,081,393   1,308,218   315,167   1,871,778   5,721,586
Provision for Revenue Refunds    --        (7,581)      --          --         --         --         (7,581)
                             --------  ----------  ----------  ----------  --------  ----------  ----------
  Total Net of Provision for
    Revenue Refunds . . . .   225,767   1,582,740   1,081,393   1,308,218   315,167   1,871,778   5,714,005
Other Operating Revenues. .       125      42,129      24,290      20,275     8,154      39,930     135,229
                             --------  ----------  ----------  ----------  --------  ----------  ----------
  Total Electric Operating
     Revenues                $225,892  $1,624,869  $1,105,683  $1,328,493  $323,321  $1,911,708  $5,849,234
----------------------       ========  ==========  ==========  ==========  ========  ==========  ==========

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

  AEP System Power Pool

     APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with the System's generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months. In addition, since 1995, APCo, CSPCo, I&M, KEPCo and OPCo have been parties to the AEP System Interim Allowance Agreement which provides, among other things, for the transfer of SO2 Allowances associated with transactions under the Interconnection Agreement.

     The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1994, 1995 and 1996:

                          1994         1995        1996(a)
                       ----------   ----------   ----------
                                 (in thousands)

APCo . . . . . . . . . $(254,000)   $(252,000)   $(258,000)
CSPCo. . . . . . . . .  (105,000)    (143,000)    (145,000)
I&M. . . . . . . . . .   107,000      118,000      121,000
KEPCo. . . . . . . . .    12,000       23,000        2,000
OPCo . . . . . . . . .   240,000      254,000      280,000
----------------
(a) Includes credits and charges from allowance transfers related to the transactions.

   Wholesale Sales of Power to Non-Affiliates

     AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made by the AEP System and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the net realization (revenue less operating, maintenance, fuel and federal income tax expenses) of the various companies from such sales during the years ended December 31, 1994, 1995 and 1996:

                         1994(a)     1995(a)      1996(a)
                         -------     -------      -------
                                 (in thousands)

AEGCo(b) . . . . . . .  $ 30,800    $ 29,200     $ 26,300
APCo(c). . . . . . . .    25,000      24,100       36,800
CSPCo(c) . . . . . . .    11,700      12,000       18,100
I&M(c)(d). . . . . . .    34,600      34,700       43,000
KEPCo(c) . . . . . . .     4,800       5,000        7,600
OPCo(c). . . . . . . .    20,000      20,200       30,200
                         -------     -------      -------
     Total System. . .  $126,900    $125,200     $162,000
                         =======     =======      =======
----------------
(a) Such sales do not include wholesale sales to full/partial requirement customers of AEP System companies. See the discussion below.
(b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement. See AEGCo -- Unit Power Agreements.
(c) All amounts, except for I&M, are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1994, 1995 and 1996 were made on a short-term basis, except that $21,800,000, $22,500,000 and $33,300,000, respectively, of the contribution to operating income for the total System were from long-term System sales.
(d) In addition to its allocation of System sales, the 1994, 1995 and 1996 amounts for I&M include $21,600,000, $21,000,000 and $20,900,000 from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.

     The AEP System has long-term system agreements to sell the following to unaffiliated utilities: (1) 100 megawatts of electric power through 1997; (2) 205 megawatts of electric power through 2010; and (3) 50 megawatts of electric power through August 2001.

     In addition to long-term and short-term sales, APCo, CSPCo, I&M, KEPCo and OPCo serve unaffiliated wholesale customers that are full/partial requirement customers. The aggregate maximum demand for these customers in 1996 was 606, 105, 413, 18 and 136 megawatts for APCo, CSPCo, I&M, KEPCo and OPCo, respectively. Although the terms of the contracts with these customers vary, they generally can be terminated by the customer upon one to four years' notice. Since 1995, customers have given notices of termination, effective in 1998 and 1999, for 405, 63 and 131 megawatts for APCo, I&M and OPCo, respectively.

     In June 1993, certain municipal customers of APCo, who have since given APCo notice to terminate their contracts in 1998, filed an application with the FERC for transmission service in order to reduce by 50 megawatts the power these customers then purchased under existing Electric Service Agreements
(ESAs) and to purchase power from a third party. APCo maintains that its agreements with these customers are full-requirements contracts which preclude the customers from purchasing power from third parties. On February 10, 1994, the FERC issued an order finding that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo.
On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC ordered the requested transmission service and granted a complaint filed by the municipal customers directing certain modifications to the ESAs in order to accommodate their power purchases from the third party. Following FERC's denial of APCo's requests for rehearing, on December 20, 1995, APCo appealed the July 1, 1994 orders to the U.S. Court of Appeals for the District of Columbia. Effective August 1994, these municipal customers reduced their purchases by 40 megawatts. Certain of these customers further reduced their purchases by an additional 21 megawatts effective February 1996. On December 17, 1996, the U.S. Court of Appeals reversed the FERC's order directing APCo to provide transmission service and remanded the case to the FERC.

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

     The following table shows the net credits or (charges) allocated among the parties to the Transmission Agreement during the years ended December 31, 1994, 1995 and 1996:

                           1994       1995         1996
                        ---------   ---------    ---------
                                 (in thousands)

APCo . . . . . . . . .  $(10,200)   $ (5,400)    $ (6,500)
CSPCo. . . . . . . . .   (30,100)    (31,100)     (30,600)
I&M. . . . . . . . . .    50,300      46,700       46,300
KEPCo. . . . . . . . .     4,300       3,500        3,300
OPCo . . . . . . . . .   (14,300)    (13,700)     (12,500)

   Transmission Services for Non-Affiliates

     APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the net realization (revenue less operating, maintenance, fuel and federal income tax expenses) of the various companies from such services during the years ended December 31, 1994, 1995 and 1996:

                           1994         1995        1996
                         --------     --------    --------
                                    (In thousands)
APCo . . . . . . . . . . $ 4,100      $ 6,000     $13,800
CSPCo. . . . . . . . . .   3,100        4,200       8,000
I&M. . . . . . . . . . .   6,700        4,800       7,700
KEPCo. . . . . . . . . .     800        1,200       2,800
OPCo . . . . . . . . . .  15,700       17,800      17,800
                         -------      -------     -------
Total System . . . . . . $30,400      $34,000     $50,100
                         =======      =======     =======

     The AEP System has contracts with non-affiliated companies for transmission of approximately 5,000 megawatts of electric power on an annual or longer basis.

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

     On April 24, 1996, the FERC issued orders 888 and 889. These orders, which resulted from the FERC's March 29, 1995 Notice of Proposed Rulemaking ("Mega-NOPR"), require each public utility that owns or controls interstate transmission facilities to file an open access network and point-to-point transmission tariff that offers services comparable to the utility's own uses of its transmission system. The orders also require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the orders, the FERC issued a pro-forma tariff which reflects the Commission's views on the minimum non-price terms and conditions for non-discriminatory transmission service. In addition, the orders require all transmitting utilities to establish an Open Access Same-time Information System ("OASIS") which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct which prohibit utilities' system operators from providing non-public transmission information to the utility's merchant employees. The orders also allow a utility to seek recovery of certain prudently-incurred stranded costs that result from unbundled transmission service.

     On July 9, 1996, the AEP System companies filed a tariff conforming with the FERC's pro-forma transmission tariff, subject to the resolution of certain pricing issues, which are still pending before FERC.

     AEP is presently engaged in discussions with several utilities regarding the creation of an independent system operator to operate the transmission system in the Midwestern region of the United States. See Competition and Business Change -- AEP Position on Competition.

OVEC

     AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 1,760,000 kilowatts. On October 1, 1997, it is scheduled to increase to approximately 1,900,000 kilowatts and to remain at about that level through the remaining term of the contract. The proceeds from the sale of power by OVEC, aggregating $312,000,000 in 1996, are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1996. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006.

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

CERTAIN INDUSTRIAL CUSTOMERS

     Ravenswood Aluminum Corporation and Ormet Corporation operate major aluminum reduction plants in the Ohio River Valley at Ravenswood, West Virginia, and in the vicinity of Hannibal, Ohio, respectively. The power requirements of such plants presently are approximately 356,000 kilowatts for Ravenswood and 534,000 kilowatts for Ormet.

     On October 3, 1996, the PUCO approved, with some exceptions, a contract pursuant to which OPCo will continue to provide electric service to Ravenswood for the period July 1, 1996 through July 31, 2003. On February 6, 1997, the PUCO approved an amendment to the contract addressing these exceptions and the amended contract is now in effect.

     On November 14, 1996, the PUCO approved (1) an interim agreement pursuant to which OPCo will continue to provide electric service to Ormet for the period December 1, 1997 through December 31, 1999 and (2) a joint petition with an electric cooperative to transfer the right to serve Ormet to the electric cooperative after December 31, 1999. As part of the territorial transfer, OPCo and Ormet entered into an agreement which contains penalties and other provisions designed to avoid having OPCo provide involuntary back-up power to Ormet. See Legal Proceedings for a discussion of litigation involving Ormet.

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

     A unit power agreement among AEGCo, I&M, VEPCo, and APCo provides for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo has agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. Approximately 32% of AEGCo's operating revenue in 1996 was derived from its sales to VEPCo.

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

COMPETITION AND BUSINESS CHANGE

   General

     The public utility subsidiaries of AEP, like other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. FERC has required utilities to sell transmission services separately from their other services. Proposals are being made that would also require electric utilities to sell distribution services separately. These proposals generally allow competition in the generation and sale of electric power, but not in its transmission and distribution.

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

     FERC orders 888 and 889, issued in April 1996, provide that utilities must functionally unbundle their transmission services, by requiring them to use their own tariffs in making off-system and third-party sales. See Transmission Services. The public utility subsidiaries of AEP have functionally separated their wholesale power sales from their transmission functions, as required by orders 888 and 889.

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

     The legislatures and/or the regulatory commissions in many states are considering "retail customer choice" which, in general terms, means the transmission by an electric utility of electric power generated by an entity of the customer's choice over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from another electric utility, an independent power producer or an intermediary, such as a power marketer. Although AEP's power generation would have competitors under some of these proposals, its transmission and distribution would not. If competition develops in retail power generation, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs.

     Federal: Legislation to provide for retail competition among electric energy suppliers has been introduced in both the U.S. Senate and House of Representatives.

     Indiana: In January 1997, S.B. 427 was introduced in the Indiana Senate. The bill proposed that all customers would have the unrestricted right to choose their generator of electricity by July 1, 2004. Under the bill, customers could choose their power supplier after October 1, 1999, by paying an access charge. Transmission and distribution services would continue to be regulated at the federal and state levels, respectively. The Indiana Senate Commerce Committee held hearings on S.B. 427, and on February 25, 1997, amended the bill to have a legislative committee study electric industry competition.

     Michigan: In June 1995, the MPSC issued an order approving an experimental five-year retail wheeling program and ordered Consumers Energy Company and Detroit Edison Company, unaffiliated utilities, to make retail delivery services available to a group of industrial customers, in the amount of 60 megawatts and 90 megawatts, respectively. The experiment commences when each utility needs new capacity. The experiment seeks, as its goal, to determine whether a retail wheeling program best serves the public interest in a manner that promotes retail competition in a non-discriminatory fashion. During the experiment, the MPSC will collect information regarding the effects of retail wheeling. Consumers, Detroit Edison and other parties have appealed the MPSC's order to the Michigan Court of Appeals.

     In January 1996, the Governor of Michigan endorsed a proposal of the Michigan Jobs Commission to promote competition and customer choice in energy and requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. I&M, in response to a MPSC order promulgated pursuant to the Michigan Jobs Committee proposals, filed in June 1996 a proposed open access distribution tariff applicable to new or expanding electric loads. The MPSC has not yet taken action on I&M's filing. In December 1996, the MPSC staff issued a report on electric industry restructuring which recommends a phase-in program from 1997 through 2004 of direct access to electricity suppliers applicable to all customers. The MPSC is holding hearings on the staff report and has directed utilities to provide information on the implementation of the staff's recommendations.

     Ohio: On April 15, 1994, the Ohio Energy Strategy Task Force released its final report. The report contained seven broad implementation strategies along with 53 specific initiatives to be undertaken by government and the private sector. One strategy recommended continuing to encourage competition in the electric utility industry in a manner which maximizes benefits and efficiencies for all customers. An initiative under this strategy recommends facilitating informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers. The PUCO has begun such discussions. As a result, on February 15, 1996, the PUCO adopted guidelines for interruptible electric service, including a buy-through provision that will enable customers to avoid being interrupted during utility capacity deficiencies by having the utility purchase off-system replacement power for the customer. On February 28, 1997, CSPCo and OPCo implemented four new interruptible electric services in conformance with the PUCO guidelines.

     Also stemming from the roundtable discussions, on December 24, 1996, the PUCO issued conjunctive electric service guidelines under which customers may be aggregated for cost-of-service, rate design, rate eligibility and billing purposes. The Ohio investor-owned electric utilities were ordered by the PUCO to file conjunctive electric service tariff applications conforming to the guidelines.

     In February 1997, the Ohio General Assembly formed the Joint Committee on Electric Utility Deregulation to study and report to the General Assembly concerning deregulation of the electric utility industry in Ohio. The Joint Committee is scheduled to issue its report by October 1, 1997. In February 1997, H.B. 220 was introduced in the Ohio House of Representatives. The bill is essentially identical to H.B. 653 introduced in the last session. The bill proposes that all customers be permitted to select their electricity suppliers effective January 1, 1998. The bill eliminates price regulation of electricity generation functions in favor of market based prices. Service area rights for Ohio's electricity suppliers would be confined to distribution service. Transmission and distribution services would continue to be regulated at the federal and state levels, respectively. The bill would require Ohio's electric utilities to functionally unbundle their generation, transmission and distribution services. Electric utilities would be permitted to recover transition costs provided that such recovery does not cause prices to exceed those in effect on the effective date of the legislation.

     Virginia: In September 1995, the Virginia SCC instituted a proceeding to review and consider policy regarding restructuring and the role of competition in the electric utility industry in Virginia. Pursuant to the Virginia SCC's order, its staff conducted an investigation into current issues in the electric utility industry and, in July 1996, filed a report of its observations and recommendations. Following the receipt of comments from interested parties, the Virginia SCC issued an order in November 1996 directing the three largest electric utility companies in the state, including APCo, to file various studies and information with the Virginia SCC by March 31, 1997. In addition, the November 1996 order directs the staff of the Virginia SCC to file reports on subjects pertinent to the ongoing investigation throughout 1997.

     In February 1997, the Virginia legislature passed a resolution requiring the staff of the Virginia SCC to develop and provide to the joint subcommittee of the legislature studying restructuring of the electric utility industry, by November 1997, its draft of a working model of a restructured electric utility industry most appropriate for Virginia. Five working groups, consisting of representatives from the Virginia SCC staff and other interested parties, have been organized to develop various aspects of such a model.

     West Virginia: In December 1996, the West Virginia PSC issued an order initiating a general investigation into the restructuring of the regulated electric industry, the establishment of competition in power supply markets, and the establishment of retail wheeling and intra-state open access of jurisdictional power distribution systems. Pursuant to the West Virginia PSC's order, various parties have filed comments and the West Virginia PSC has scheduled a hearing on these matters commencing May 1, 1997.

     Certain Other States in the Vicinity of AEP's Service Territory: In March 1996, the Illinois Commerce Commission approved, and two Illinois-based electric utilities implemented, retail wheeling pilot programs whereby certain classes of customers are eligible to choose their electricity providers. In addition, several bills have been introduced in the Illinois legislature that would provide for retail competition among electric energy suppliers.

     In May 1996, the New York Public Service Commission issued an Opinion and Order Regarding Competitive Opportunities for Electric Service. The Opinion and Order required each of the seven major electric utilities in New York to file a rate/restructuring plan with the New York Public Service Commission in which the utilities were to classify transmission and distribution facilities and address the formation of an independent system operator for their transmission systems. The Opinion and Order called for the establishment of a competitive wholesale power market by early 1997 and the introduction of retail customer choice early in 1998.

     In late 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act. The Act requires Pennsylvania's electric utilities to unbundle their rates and services and to provide open access over their transmission and distribution systems to allow competitive suppliers to generate and sell electricity directly to consumers in Pennsylvania. The Act provides for phased implementation of retail access, with 33% of the peak load having direct access by January 1, 1999, 66% of the peak load having direct access by January 1, 2000, and all customers having direct access by January 1, 2001. Transmission and distribution of electricity will continue to be regulated as a monopoly subject to the jurisdiction of the Pennsylvania Public Utility Commission.

   AEP Position on Competition

     In October 1995, AEP announced that it favored freedom for customers to purchase electric power from anyone that they choose. Generation and sale of electric power would be in the competitive marketplace. To facilitate reliable, safe and efficient service, AEP supports creation of independent system operators to operate the transmission system in a region of the United States. In addition, AEP supports the evolution of regional power exchanges which would establish a competitive marketplace for the sale of electric power. Transmission and distribution would remain monopolies and subject to regulation with respect to terms and price. Regulators would be able to establish distribution service charges which would provide, as appropriate, for recovery of stranded costs and regulatory assets. AEP's working model for industry restructuring envisions a progressive transition to full customer choice. Implementation of these measures would require legislative changes and regulatory approvals.

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

NEW BUSINESS DEVELOPMENT

     AEP continues to consider new business opportunities, particularly those which allow use of its expertise. These endeavors began in 1982 and are conducted through AEP Resources, Inc. (Resources), AEP Resources International, Limited (AEPRI), AEP Resources Engineering & Services Company (formerly AEP Energy Services, Inc.) (AEPRES) and AEP Energy Services, Inc. (formerly AEP Energy Solutions, Inc.) (AEPES).

     Resources' and AEPRI's primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects.

     On February 24, 1997, AEP and Public Service Company of Colorado (PSCo) jointly agreed with the Board of Directors of Yorkshire Electricity Group plc (Yorkshire Electricity) in the United Kingdom to make a cash tender offer (the Tender Offer) for Yorkshire Electricity. The Tender Offer values Yorkshire Electricity at U.S. $2.4 billion. The Tender Offer will be effected by Yorkshire Holdings plc, a holding company owned by Yorkshire Power Group Limited, which is equally owned and controlled by Resources and New Century International Inc. (NCII), a wholly-owned subsidiary of PSCo. Resources and NCII will each contribute U.S. $360 million toward the Tender Offer with the remaining U.S. $1.7 billion funded through a non-recourse loan to Yorkshire Power Group Limited. Yorkshire Electricity is an English inde- pendent regional electricity company. It is principally engaged in the distribution of electricity to 2.1 million customers in its authorized service territory comprised of 4,180 square miles in northeast England.

     AEPRI's subsidiary, AEP Pushan Power LDC, has a 70% interest in Nanyang General Light Electric Co., Ltd. (Nanyang Electric), a joint venture organized to develop and build two 125 megawatt coal-fired generating units near Nanyang City in the Henan Province of The Peoples Republic of China. Nanyang Electric was established in 1996 by AEP Pushan Power LDC, Henan Electric Power Development Co. (15% interest) and Nanyang Municipal Finance Development Co. (15% interest). Funding for the construction of the generating units has commenced and will continue through completion which is expected to occur by 1999. AEPRI's share of the total cost of the project of $172 million is estimated to be approximately $120 million.

     AEPRES offers engineering, construction, project management and other consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.

     AEP has received approval from the SEC under PUHCA to finance up to 50%, and is seeking approval to finance up to 100%, of its consolidated retained earnings (approximately $1,500,000,000), for investment in exempt wholesale generators and foreign utility companies. Resources expects to investigate opportunities to develop and invest in new, and invest in existing, generation projects worldwide.

     In September 1996, the SEC authorized AEP to invest up to $100,000,000 in subsidiaries engaged in the business of marketing energy commodities, including electricity and gas. The SEC also adopted Rule 58, effective March 24, 1997, which permits AEP and other registered holding companies to invest up to 15% of consolidated capitalization in energy-related companies. In September 1996, AEP formed AEPES to market natural gas and consider marketing electric power at retail where permitted by state law.

     In July 1996, AEP Power Marketing, Inc. (AEP Marketing), a wholly-owned subsidiary of AEP, requested authority from FERC to market electric power at wholesale at market-based rates. In September, the FERC accepted the filing, conditioned upon, among other things, that the utility subsidiaries of AEP not
(1) sell nonpower goods or services to any affiliate at a price below its cost or market price, whichever is higher and (2) purchase nonpower goods or services from any affiliate at a price above market price. AEP Marketing filed a request that FERC clarify that this condition only apply to transactions between utility subsidiaries and AEP Marketing. AEP Marketing is inactive pending FERC's decision.

     These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, they also involve a higher degree of risk which must be carefully considered and assessed. AEP may make substantial investments in these and other new businesses.

CONSTRUCTION PROGRAM OF OPERATING COMPANIES

   New Generation

     The AEP System companies are continuously involved in an assessment of the adequacy of its generation, transmission, distribution and other facilities necessary to provide for the reliable supply of electric power and energy to its customers. In this assessment and planning process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified accordingly, as appropriate. Thus, system reinforcement plans are subject to change, particularly with the anticipated restructuring of the electric utility industry and the move to increasing competition in the marketplace. See Competition and Business Change.

     Committed or anticipated capability changes to the AEP System generation resources through the year 2000 include: a purchase from an independent power producer's hydro project with an expected capacity value of 28 megawatts, reratings of several existing AEP System generating units, and the termination of the Rockport Unit 1 sale of 455 megawatts to VEPCo on December 31, 1999 (see AEGCo). Beyond these changes, there are no specific commitments for additions of new generation resources on the AEP System. In this regard, the most recent resource plan filed by AEP's electric utility subsidiaries with various state commissions indicates no need for new generation until about the year 2002, at the very earliest. When the time for commitment to specific capacity additions approaches, all means for adding such capacity, including self-build and external resource options, will be considered. However, given the restructuring that is expected to take place in the industry, the need of AEP's operating companies for any additional generation resources in the foreseeable future is highly uncertain.

   Proposed Transmission Facilities

     APCo: On March 23, 1990, APCo and VEPCo announced plans, subject to regulatory approval, for major new transmission facilities. APCo will construct approximately 115 miles of 765,000-volt line from APCo's Wyoming station in southern West Virginia to APCo's Cloverdale station near Roanoke, Virginia. VEPCo will construct approximately 102 miles of 500,000-volt line from APCo's Joshua Falls station east of Lynchburg, Virginia to VEPCo's Ladysmith station north of Richmond, Virginia. The construction of the transmission lines and related station improvements will provide needed reinforcement for APCo's internal load, reinforce the ability to exchange electric power between the two companies and relieve present constraints on the transmission of electric power from potential independent power producers in the APCo service area to VEPCo. APCo's cost is estimated at $245,000,000 while VEPCo's cost is estimated at $164,000,000. Management estimates that the project cannot be completed before December 2002, but the actual service date will be dependent upon the time necessary to meet various regulatory requirements.

     The U.S. Forest Service (Forest Service) is directing the preparation of an Environmental Impact Statement (EIS) which will be required prior to the granting of special use permits for crossing Federal lands. On June 18, 1996, the Forest Service released a Draft EIS. The Forest Service preliminarily identified a "No Action Alternative" as its preferred alternative. If this alternative is incorporated in the Final EIS, APCo would not be authorized to cross the Federally-administered lands of the Forest Service with the proposed transmission line.

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

     On July 25, 1996, the Virginia SCC issued an order extending indefinitely the date for filing comments and suspending its proceeding on the transmission line due to the findings of the Draft EIS. However, the Virginia SCC ordered APCo to file, on or before December 1, 1996, a proposal detailing its intentions with regard to meeting the need for major additional transmission capacity identified in the Virginia SCC's interim order of December 13, 1995. In APCo's December 1996 filing with the Virginia SCC, APCo reviewed the need for the project, taking into account the additional transmission improvements completed after August 1991, and improvements projected to be in service prior to completion of the proposed project. As part of the review, APCo also considered the implications of electric utility industry restructuring. Based on the review and after considering all possible alternatives, APCo concluded that the need for reinforcement of the transmission system serving its central and eastern areas remains compelling and that the proposed Wyoming-Cloverdale project is the most proper alternative for addressing that need. APCo intends to file an amended application in Virginia.

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

     Given the findings set forth in the Draft EIS and the preliminary position of the Forest Service, APCo cannot presently predict the schedule for completion of the state and Federal permitting process.

     APCo and KEPCo: APCo and KEPCo have announced an improvement plan to be implemented during a four-year period (1996-1999) to reinforce their 138,000-volt transmission system. Included in this plan is a new transmission line to link KEPCo's Big Sandy Plant to communities in eastern Kentucky. APCo's and KEPCo's estimated project costs are $5,115,000 and $84,184,000, respectively. The KPSC approved the project in its order dated June 11, 1996. Construction commenced in late 1996.

   Construction Expenditures

     The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1994, 1995 and 1996 and their current estimate of 1997 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases. The construction expenditures for the years 1994-1996 were, and it is anticipated that the estimated construction expenditures for 1997 will be, approximately:

                         1994      1995      1996      1997
                        Actual    Actual    Actual   Estimate
                       --------  --------  --------  --------
                                   (in thousands)
AEGCo. . . . . . . . . $  3,900  $  4,000  $  2,200  $  4,000
APCo . . . . . . . . .  230,300   217,600   192,900   205,000
CSPCo. . . . . . . . .   81,500    99,500    93,600   124,000
I&M. . . . . . . . . .  114,500   113,000    90,500   106,000
KEPCo. . . . . . . . .   53,200    39,300    75,800    72,000
OPCo (a) . . . . . . .  149,000   116,900   113,800   151,800
                       --------  --------  --------  --------
   AEP System (b). . . $642,100  $601,200  $578,000  $672,000
                       ========  ========  ========  ========

----------------
(a) Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for such system for 1994, 1995 and 1996 and the current estimate for 1997 are $176,220,000, $48,804,000,
     $6,400,000 and $14,000,000, respectively.
(b)  Includes expenditures of other subsidiaries not shown.

     Reference is made to the footnotes to the financial statements entitled Commitments and Contingencies incorporated by reference in
Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years.

     The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimated capital requirements for the System's construction program.

     From time to time, as the System companies have encountered the industry problems described above, such companies also have encountered limitations on their ability to secure the capital necessary to finance construction expenditures.

     Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1994, 1995 and 1996 and the current estimate for 1997 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.

                         1994      1995      1996      1997
                        Actual    Actual    Actual   Estimate
                       --------  --------  --------  --------
                                   (in thousands)
AEGCo. . . . . . . . .  $     0   $     0   $     0  $     0
APCo . . . . . . . . .   32,000     7,800    10,500    6,800
CSPCo. . . . . . . . .   13,700    10,000     1,800    1,900
I&M. . . . . . . . . .        0         0         0      300
KEPCo. . . . . . . . .    9,500       600         0      800
OPCo (a) . . . . . . .   22,400     3,100     1,600    5,900
                        -------   -------   -------  -------
AEP System (a) . . . .  $77,600   $21,500   $13,900  $15,700
                        =======   =======   =======  =======

------------------
(a) Excludes expenditures associated with flue-gas desulfurization system which was constructed by a non-affiliate at the Gavin Plant and is being leased by OPCo. Actual expenditures for such system for 1994, 1995 and 1996 and the current estimate for 1997 are $176,220,000, $48,804,000,
     $6,400,000 and $14,000,000, respectively.

FINANCING

     It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and preferred stock, and cash capital contributions by AEP. It has been the practice of AEP, in turn, to finance cash capital contributions to the common stock equities of its subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. In 1996, AEP issued 1,600,000 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other capital requirements.

     During the period 1994-1996, external funds from financings and capital contributions by AEP amounted, with respect to APCo and KEPCo to approximately 40% and 61%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo, CSPCo, I&M and OPCo exceeded the amount of funds from financings and capital contributions by AEP.

     The ability of AEP and its subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of most of the operating subsidiaries, by provisions contained in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 1997, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:

                                                                                     Total AEP
  Short-Term Debt         AEP    AEGCo   APCo(b)   CSPCo   I&M(c)   KEPCo   OPCo(c)  System(a)
  ---------------        -----   -----   -------   -----   ------   -----   -------  ---------
                                                    (in millions)
Amount authorized ...... $150     $80     $227      $175    $175    $150     $223     $1,260
Amount outstanding:
   Notes payable ....... $ --     $10     $ --      $ 20    $  4    $ 34     $  4     $   92
   Commercial paper ....   42      --       61        32      40      18       37        228
                         ----     ---     ----      ----    ----    ----     ----     ------
                         $ 42     $10     $ 61      $ 52    $ 44    $ 52     $ 41     $  320
                         ====     ===     ====      ====    ====    ====     ====     ======

-------------------------
(a)  Includes short-term debt of other subsidiaries not shown.
(b) On February 28, 1997, APCo shareholders approved an amendment to APCo's charter removing a provision limiting APCo's ability to issue indebtedness. Without this provision, APCo would have been authorized to issue up to $250 million of short-term debt.
(c) On February 28, 1997, I&M and OPCo shareholders approved amendments to their respective charters removing provisions limiting their ability to issue unsecured indebtedness. Without this provision, OPCo would have been authorized to issue up to $250 million of short-term debt.

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

                                          December 31,
                                     --------------------
                                     1994    1995    1996
                                     ----    ----    ----
APCo
    Mortgage coverage . . . . . . .  3.12    3.47    3.98
    Preferred stock coverage  . . .  1.65    1.78    1.99
CSPCo
    Mortgage coverage . . . . . . .  3.64    3.90    4.44
I&M
    Mortgage coverage . . . . . . .  6.23    6.25    6.66
    Preferred stock coverage  . . .  2.74    2.63    3.07
KEPCo
    Mortgage coverage . . . . . . .  2.60    2.86    3.22
OPCo
    Mortgage coverage . . . . . . .  5.04    6.17    6.62
    Preferred stock coverage  . . .  2.58    3.04    3.63

     Although certain other subsidiaries of AEP either are not subject to any coverage restrictions or are not subject to restrictions as constraining as those to which APCo, CSPCo, I&M, KEPCo and OPCo are subject, their ability to finance substantial portions of their construction programs may be subject to market limitations and other constraints unless other assurances are furnished.

     AEP believes that the ability of some of its subsidiaries to issue short- and long-term debt securities and preferred stock in the amounts required to finance their business may depend upon the timely approval of rate increase applications. If one or more of the subsidiaries are unable to continue the issuance and sale of securities on an orderly basis, such company or companies will be required to consider the use of alternative financing arrangements, if available, which may be more costly or the curtailment of construction and other outlays.

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

RATES

   General

     The rates charged by the electric utility subsidiaries of AEP are approved by the FERC or one of the state utility commissions as applicable.
The FERC regulates wholesale rates and the state commissions regulate retail rates. In recent years the number of rate increase applications filed by the operating subsidiaries of AEP with their respective state commissions and the FERC has decreased. Under current rate regulation, if increases in operating, construction and capital costs exceed increases in revenues resulting from previously granted rate increases and increased customer demand, then it may be appropriate for certain of AEP's electric utility subsidiaries to file rate increase applications in the future.

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

     AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System. See Competition and Business Change.

   APCo

     FERC: On February 14, 1992, APCo filed with the FERC applications for an increase in its wholesale rates to Kingsport Power Company and non-affiliated customers in the amounts of approximately $3,933,000 and $4,759,000, respectively. APCo began collecting the rate increases, subject to refund, on September 15, 1992. In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), which requires employers, beginning in 1993, to accrue for the costs of retiree benefits other than pensions. These rates include the higher level of SFAS 106 costs. On November 9, 1993, the administrative law judge issued an initial decision recommending, among other things, the higher level of post-retirement benefits other than pensions under SFAS 106. FERC action on APCo's applications is pending.

     Virginia: On December 20, 1996, APCo filed an application with the Virginia SCC to increase its annual fuel factor revenues by approximately $17,000,000. On January 31, 1997, the Virginia SCC approved APCo's request, effective February 1, 1997.

     West Virginia: Under the terms of a 1993 settlement agreement in the West Virginia jurisdiction, APCo agreed to a three-year base rate freeze and suspension of the West Virginia PSC Expanded Net Energy Cost (ENEC) recovery mechanism until October 31, 1996. On December 27, 1996, the West Virginia PSC approved a settlement agreement among APCo and other parties. In accordance with that agreement, the West Virginia PSC reduced APCo's base rates and ENEC rates by $5,000,000 and $28,000,000, respectively, on a one-time annual basis, effective November 1, 1996. Under the terms of the agreement, APCo's rates would not increase prior to January 1, 2000 and, through this date, ENEC cost variances will be subject to deferred accounting and a cumulative ENEC recovery balance will be maintained. Regardless of the actual cumulative ENEC recovery balance at December 31, 1999, ratepayers will not be responsible for any cumulative underrecovery and any cumulative overrecoveries will be treated in a manner to be determined by the West Virginia PSC, except that ENEC overrecoveries during each calendar year through December 31, 1999, in excess of $10,000,000 per period, will be accumulated and shared equally between APCo and its ratepayers.

   CSPCo

     Zimmer Plant: The Zimmer Plant was placed in commercial operation as a 1,300-megawatt coal-fired plant on March 30, 1991. CSPCo owns 25.4% of the Zimmer Plant with the remainder owned by two unaffiliated companies, CG&E (46.5%) and DP&L (28.1%).

     Zimmer Plant -- Rate Recovery: In May 1992, the PUCO issued an order providing for a phased-in rate increase of $123,000,000 for the Zimmer Plant to be implemented in three steps over a two-year period and disallowed $165,000,000 of Zimmer Plant investment. CSPCo appealed the PUCO ordered Zimmer disallowance and phase-in plan to the Ohio Supreme Court. In November 1993, the Supreme Court issued a decision on CSPCo's appeal affirming the disallowance and finding that the PUCO did not have statutory authority to order phased-in rates. The court instructed the PUCO to fix rates to provide gross annual revenues in accordance with the law and to provide a mechanism to recover the amounts deferred as regulatory assets under the phase-in order.

     As a result of the Supreme Court decision, in January 1994 the PUCO approved a 7.11% or $57,167,000 rate increase effective February 1, 1994. The increase is comprised of a 3.72% base rate increase to complete the rate increase phase-in and a temporary 3.39% surcharge, which will be in effect until the phase-in plan deferrals are recovered, estimated to be June 1997. In 1996, 1995 and 1994, $31,500,000, $28,500,000 and $18,500,000, respectively, of net phase-in deferrals were collected through the surcharge. The deferral balance was $15,400,000 at December 31, 1996 and $46,900,000 at December 31, 1995. The recovery of amounts deferred under the phase-in plan and the increase in rates to the full rate level did affect net income since the deferred costs are amortized commensurate with their recovery.

     From the in-service date of March 1991 until rates went into effect in May 1992, deferred carrying charges of $43,000,000 were recorded on the Zimmer Plant investment. Recovery of the deferred carrying charges will be sought in the next PUCO base rate proceeding in accordance with the PUCO accounting order that authorized the deferral.

   OPCo

     Under the terms of a stipulation agreement approved by the PUCO in November 1992, beginning December 1, 1994, the cost of coal burned at the Gavin Plant is subject to a 15-year predetermined price of $1.575 per million Btus with quarterly escalation adjustments. A 1995 PUCO-approved settlement agreement fixes the EFC factor at 1.465 cents per kwh for the period June 1995 through November 1998 (less Ohio jurisdictional emission allowance gains currently set at .043 cents per kwh which, commencing on December 1, 1996, are being returned to customers). After November 2009, the price that OPCo can recover for coal from its affiliated Meigs mine which supplies the Gavin Plant will be limited to the lower of cost or the then-current market price. The agreements provide OPCo with the opportunity to recover any operating losses incurred under the predetermined or fixed price, as well as its investment in, and liabilities and closing costs associated with, its affiliated mining operations attributable to its Ohio jurisdiction, to the extent the actual cost of coal burned at the Gavin Plant is below the predetermined price.

     Based on the estimated future cost of coal burned at Gavin Plant, management believes that the Ohio jurisdictional portion of the investment in, and liabilities and closing costs of, the affiliated mining operations, including deferred amounts, will be recovered under the terms of the predetermined price agreement. Management intends to seek from non-Ohio jurisdictional ratepayers recovery of the non-Ohio jurisdictional portion of the investment in, and the liabilities and closing costs of, OPCo's Meigs, Muskingum and Windsor mines, but there can be no assurance that such recovery will be approved. The non-Ohio jurisdictional portion of shutdown costs for these mines, which includes the investment in the mines, leased asset buy-outs, reclamation costs and employee benefits, is estimated to be approximately $90,000,000 for Meigs, $55,000,000 for Muskingum and $35,000,000 for Windsor,
after tax at December 31, 1996.

     OPCo's Muskingum and Windsor mines may have to close by January 2000 as a result of compliance by the Muskingum River Plant and Cardinal Unit 1 with the Phase II requirements of the Clean Air Act Amendments of 1990 (see Environmental and Other Matters -- Air Pollution Control - Clean Air Act). The Muskingum and Windsor mines supply coal to Muskingum River Plant and Cardinal Plant, respectively. The Muskingum and/or Windsor mines could close prior to January 2000 depending on the economics of continued operation under the terms of the 1995 settlement agreement. Unless future shutdown costs and/or the cost of coal production of OPCo's Meigs, Muskingum and Windsor mines can be recovered, AEP's and OPCo's results of operations would be adversely affected.

     In November 1992, the municipal wholesale customers of OPCo filed a complaint with the SEC requesting an investigation of the sale of the Martinka mining operation to an unaffiliated company and an investigation into the pricing of OPCo's affiliated coal purchases back to 1986. OPCo has filed a response with the SEC seeking to dismiss this complaint. These customers also sought to intervene in three proceedings before the SEC. In September 1996, the SEC denied two requests to intervene, but has not ruled on the complaint.

FUEL SUPPLY

     The following table shows the sources of power generated by the AEP
System:
                              1992    1993    1994    1995    1996
                              ----    ----    ----    ----    ----
Coal . . . . . . . . . . . .   93%     86%     91%     88%     87%
Nuclear. . . . . . . . . . .    6%     13%      8%     11%     12%
Hydroelectric and other. . .    1%      1%      1%      1%      1%

     Variations in the generation of nuclear power are primarily related to refueling outages and, in 1992, a forced outage at Cook Plant Unit 2. See Cook Nuclear Plant.

   Coal

     The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II begins in 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters -- Air Pollution Control - Clean Air Act for the current compliance plan.

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

     Western coal purchased by System companies is transported by rail to a terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 3,464 coal hopper cars to be used in unit train movements, as well as 14 towboats, 295 jumbo barges and 184 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various other locations.

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

                                 1992    1993    1994    1995    1996
                                ------  ------  ------  ------  ------
Total coal delivered to
  AEP operated plants
  (thousands of tons) . . . . . 44,738  40,561  49,024  46,867  51,030
Sources (percentage):
  Subsidiaries. . . . . . . . .   25%     20%     15%     14%     13%
  Long-term contracts . . . . .   65%     66%     65%     75%     71%
  Spot or short-term
     purchases. . . . . . . . .   10%     14%     20%     11%     16%
Average price per ton of
  spot-purchased coal . . . . . $23.88  $23.55  $23.00  $25.15  $23.85

     The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                 1992    1993    1994    1995    1996
                                ------  ------  ------  ------  ------
                                            Dollars per ton
AEP System Companies . . . . .  $34.31  $33.57  $33.95  $32.52  $31.70
AEGCo  . . . . . . . . . . . .   20.11   17.74   18.59   18.80   18.22
APCo . . . . . . . . . . . . .   43.00   42.65   39.89   38.86   37.60
CSPCo  . . . . . . . . . . . .   33.87   33.87   32.80   33.23   31.70
I&M  . . . . . . . . . . . . .   24.23   23.80   22.85   23.25   22.99
KEPCo. . . . . . . . . . . . .   30.24   27.08   26.83   26.91   27.25
OPCo . . . . . . . . . . . . .   38.36   38.12   41.10   37.58   35.96

                                        Cents per Million Btu's
AEP System Companies . . . . .  154.41  150.89  152.41  145.26  140.48
                                <cents> <cents> <cents> <cents> <cents>
AEGCo. . . . . . . . . . . . .  120.90  107.71  112.06  112.87  109.25
                                <cents> <cents> <cents> <cents> <cents>
APCo . . . . . . . . . . . . .  173.05  173.32  161.37  156.96  152.54
                                <cents> <cents> <cents> <cents> <cents>
CSPCo. . . . . . . . . . . . .  143.94  143.66  140.45  140.79  134.60
                                <cents> <cents> <cents> <cents> <cents>
I&M. . . . . . . . . . . . . .  135.11  129.39  123.62  125.50  121.16
                                <cents> <cents> <cents> <cents> <cents>
KEPCo. . . . . . . . . . . . .  126.92  113.90  113.40  114.77  114.42
                                <cents> <cents> <cents> <cents> <cents>
OPCo . . . . . . . . . . . . .  163.89  161.25  173.51  157.62  151.55
                                <cents> <cents> <cents> <cents> <cents>

     The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1996, the System's coal inventory was approximately 45 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

     The following tabulation shows the total consumption during 1996 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1996 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.

                                                               Average Sulfur Content
                                      Estimated Require-         of Delivered Coal
                Total Consumption     ments for Remainder   ----------------------------
                   During 1996          of Useful Lives                  Pounds of SO2
             (In Thousands of Tons)  (In Millions of Tons)  By Weight  Per Million Btu's
             ----------------------  ---------------------  ---------  -----------------
AEGCo (a) . . . . .   5,091                   257              0.3%           0.8
APCo. . . . . . . .  10,743                   434              0.8%           1.3
CSPCo (b) . . . . .   5,859                   226              2.8%           4.8
I&M (c) . . . . . .   6,975                   296              0.8%           1.6
KEPCo . . . . . . .   2,425                    89              1.2%           1.9
OPCo  . . . . . . .  20,473                   658              2.3%           3.8

---------------------
(a)  Reflects AEGCo's 50% interest in the Rockport Plant.
(b) Includes coal requirements for CSPCo's interest in Beckjord, Stuart and Zimmer Plants.
(c)  Includes I&M's 50% interest in the Rockport Plant.

     AEGCo: See Fuel Supply -- I&M for a discussion ofthe coal supply for the Rockport Plant.

     APCo: Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

     The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.8% during 1996, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

     CSPCo: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 3,500,000 tons per year through 1998. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

     I&M: I&M has two coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming, principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. One contract with remaining deliveries of 55,335,543 tons expires on December 31, 2014 and another contract with remaining deliveries of 49,005,000 tons expires on December 31, 2004.

     All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

     KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,500,000 tons of coal in 1997. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

     OPCo: The coal consumed at OPCo's generating plants is obtained from both affiliated and unaffiliated suppliers. The coal obtained from unaffiliated suppliers is purchased under long-term contracts and/or on a spot purchase basis.

     OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio which contain approximately 205,000,000 tons of clean recoverable coal, which ranges in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which can be recovered based upon existing mining plans and projections and employing current mining practices and techniques. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.6%). Recovery of this coal would require substantial development.

     OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 105,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 3.3% sulfur by weight (weighted average, 2.0%) of which approximately 28,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

   Nuclear

     I&M has made commitments to meet certain of the nuclear fuel requirements of the Cook Plant. The nuclear fuel cycle consists of the mining and milling of uranium ore to uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of nuclear fuel in the reactor; and the reprocessing or other disposition of spent fuel. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets until it decides that deliveries under long-term supply contracts are warranted.

     For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool to permit normal operations through 2010.

     I&M's costs of nuclear fuel consumed do not assume any residual or salvage value for residual plutonium and uranium.

   Nuclear Waste and Decommissioning

     The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983, I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $71,124,000, exclusive of interest of $100,622,000 at December 31, 1996. The aggregate amount has been recorded as long-term debt. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet paid any of the pre-April 1983 fee. At December 31, 1996, funds collected from customers to pay the pre-April 1983 fee and accrued interest approximated the long-term debt liability. In November 1996, the IURC and MPSC issued orders approving flexible funding procedures in which any excess funds collected for pre-April 7, 1983 spent nuclear fuel disposal would be deposited into I&M's nuclear decommissioning trust funds.

     On May 30, 1995, I&M and a group of unaffiliated utilities owning and operating nuclear plants filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 (NWPA) imposes on DOE an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. On July 23, 1996, the court ruled that the NWPA creates an obligation in DOE, reciprocal to the utilities' obligation to pay, to start disposing of the spent nuclear fuel and high level radioactive waste no later than January 31, 1998. The court remanded the case to DOE, holding that determination of a remedy was premature, since DOE had not yet defaulted on its obligations. In December 1996, I&M received a letter from DOE advising that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel and high level radioactive waste for disposal in a repository or interim storage facility by January 31, 1998. On January 31, 1997, in anticipation of DOE's breach of their statutory and contractual obligations, I&M along with 35 unaffiliated utilities and 33 states filed joint petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court permit the utilities to suspend further payments into the nuclear waste fund, authorize escrow of the payments, and order further action on the part of DOE to meet its obligations under the NWPA.

     Studies completed in 1994 estimate decommissioning and low-level radioactive waste disposal costs for the Cook Plant to range from $634,000,000 to $988,000,000 in 1993 nondiscounted dollars. The wide range is caused by variables in assumptions, including the estimated length of time spent nuclear fuel must be stored at the Cook Plant subsequent to ceasing operations, which depends on future developments in the federal government's spent nuclear fuel disposal program. Continued delays in the federal fuel disposal program can result in increased decommissioning costs. I&M is recovering decommissioning costs in its three rate-making jurisdictions based on at least the lower end of the range in the most recent respective decommissioning study available at the time of the rate proceeding (the study range utilized in the Indiana rate case, I&M's primary jurisdiction, was $588,000,000 to $1.102 billion in 1991 dollars). I&M records decommissioning costs in other operation expense and records a noncurrent liability equal to the decommissioning cost recovered in rates which was $27,000,000 in 1996, $30,000,000 in 1995 (including $4,000,000 in special deposits) and $26,000,000 in 1994. At December 31, 1996, I&M had recognized a decommissioning liability of $313,845,000. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.

     Funds recovered through the rate-making process for disposal of spent nuclear fuel consumed prior to April 7, 1983 and for nuclear decommissioning have been segregated and deposited in external funds for the future payment of such costs. Trust fund earnings decrease the amount to be recovered from ratepayers.

     The ultimate cost of retiring I&M's Cook Plant may be materially different from the estimates contained in the site-specific study and the funding targets as a result of (a) the type of decommissioning plan selected,
(b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the limited availability to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning differing significantly from that assumed in these studies. Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly greater than current projections.

     In February 1996, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets. I&M generally records such liabilities over the life of its plant commensurate with rate recovery. The exposure draft proposes that the present value of decommissioning and certain other closure or removal obligations be recorded as a liability when the obligation is incurred. A corresponding asset would be recorded in the plant investment account and recovered through depreciation charges over the asset's life. A proposed transition rule would require that an entity report in income the cumulative effect of initially applying the new standard. However, as a cost-based rate-regulated entity, I&M would expect to record a corresponding regulatory asset for the cumulative effect of initially applying the new standard. The FASB is reconsidering several aspects of the exposure draft. It is unclear at this time what, if any, changes the FASB will make to the proposal. Until it becomes apparent what the FASB will decide and how certain questions raised by the exposure draft are resolved, I&M cannot determine its ultimate impact.

     The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. Michigan, the state where the Cook Plant is located, was a member of the Midwest Compact, but its membership was revoked in 1991. Michigan is responsible for developing a disposal site for the low-level waste generated in Michigan.

     Although Michigan amended its law regarding low-level waste site development in 1994 to allow a volunteer to host a facility, little progress has been made to date. A bill was introduced in 1996 to further address the issue but no action was taken. The bill is expected to be reintroduced in 1997. Development of required legislation and progress with the site selection process has been inhibited by many factors, and management is unable to predict when a new disposal site for Michigan low-level waste will be available.

     On July 1, 1995, the disposal site in South Carolina reopened to accept waste from most areas of the U.S., including Michigan. This was the first opportunity for the Cook Plant to dispose of low-level waste since 1990. To the extent practicable, the waste formerly placed in storage and the waste presently generated are now being sent to the disposal site. Currently, the Cook Plant produces less than 1,500 cubic feet of low-level waste annually.

   Energy Policy Act -- Nuclear Fees

     The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decommissioning and decontamination of DOE's existing uranium enrichment facilities from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's remaining estimated liability is $42,743,000, subject to inflation adjustments, and is payable in annual assessments over the next 10 years. I&M recorded a regulatory asset concurrent with the recording of the liability. The payments are being recorded and recovered as fuel expense.

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

     It is expected that costs related to environmental requirements will eventually be reflected in the rates of AEP's electric utility subsidiaries and that, in the long term, AEP's electric utility subsidiaries will be able to provide for required environmental controls. However, some customers may curtail or cease operations as a consequence of higher energy costs. There can be no assurance that all such costs will be recovered. Moreover, legislation currently being proposed at the state and Federal levels governing restructuring of the electric utility industry may also affect the recovery of certain costs. See Competition and Business Change.

     Except as noted herein, AEP's subsidiaries which own or operate generating, transmission and distribution facilities are in substantial compliance with pollution control laws and regulations.

   Air Pollution Control

     Clean Air Act:  For the AEP System, compliance with the Clean Air Act
(CAA) is requiring substantial expenditures which generally are being recovered through increases in the rates of AEP's operating subsidiaries. OPCo is incurring a major portion of such costs. There can be no assurance that all such costs will be recovered. See Construction Program of Operating Companies -- Construction Expenditures.

     The Acid Rain Program (Title IV) provisions of the Clean Air Act Amendments of 1990 (CAAA) create an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of sulfur dioxide, measured in tons per year, on a system wide or aggregate basis. Emission reductions are required by virtue of the establishment of annual allowance allocations at a level below historical emission levels for many utility units. Effective January 1, 1995, Title IV of the CAAA established Phase I sulfur dioxide allowance limitations (caps or ceilings on emissions) for certain units that emitted sulfur dioxide above a rate of 2.5 pounds per million Btu heat input in 1985, premised upon sulfur dioxide emissions at a rate of 2.5 pounds per million Btu heat input at 1985 utilization levels. The following AEP System units are Phase I-affected units: I&M's Tanners Creek Unit 4; CSPCo's Beckjord Unit 6, Conesville Units 1-4, Picway Unit 5 and Stuart Units 1-4; and OPCo's Gavin Units 1-2, Muskingum River Units 1-5, Cardinal Unit 1, Mitchell Units 1-2 and Kammer Units 1-3. Phase I permits have been issued for all Phase I-affected units in the AEP System.

     All fossil fuel-fired steam generating units with capacity greater than 25 megawatts are affected in Phase II of the Acid Rain program. All Phase II-affected units are allocated allowances with which compliance must be accomplished beginning January 1, 2000. The basis for Phase II allowance allocation depends on 1985 sulfur dioxide emission rates -- if a unit emitted sulfur dioxide in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the allowance allocation is premised upon an emission rate of 1.2 pounds at 1985 utilization levels. If a unit emitted sulfur dioxide in 1985 at a rate of less than 1.2 pounds, the allowance allocation is in most instances premised upon the actual 1985 emission rate.

     Title IV also contains provisions governing nitrogen oxides (NOx) emissions. In April 1995, Federal EPA promulgated NOx emission limitations for tangentially fired boilers and dry bottom wall-fired boilers for Phase I and Phase II units. In addition, on December 19, 1996, Federal EPA published final NOx emission limitations in the Federal Register for wet bottom wall-fired boilers, cyclone boilers, units applying cell burner technology and all other types of boilers. These emission limitations are to be achieved by January 1, 2000. A petition for review of the regulations was filed by a number of utilities, including AEP System operating companies, in the U.S. Court of Appeals for the District of Columbia Circuit on December 26, 1996.

     The CAA contains additional provisions, other than the Acid Rain Program, which could require reductions in emissions of nitrogen oxides from fossil fuel-fired power plants. Title I, dealing generally with attainment of federally set National Ambient Air Quality Standards, establishes a tiered system for classifying degrees of non-attainment with the air quality standard for ozone. Depending upon the severity of non-attainment within a given non-attainment area, reductions in nitrogen oxides emissions from fossil fuel-fired power plants may be required as part of a state's plan for achieving attainment with the ozone air quality standard. While ozone non-attainment is largely restricted to urban areas, AEP System generating units could be determined to be affecting ozone concentrations and may therefore, eventually be required to reduce nitrogen oxides emissions pursuant to Title I.

     In addition, certain environmental organizations and states have taken the position that nitrogen oxides emissions from the midwest must be reduced in order to achieve the air quality standard for ozone in the northeast as well as the Lake Michigan and Atlanta, Georgia areas. All AEP coal-fired plants are potentially subject to the imposition of additional emission controls resulting from these initiatives. The Environmental Council of States formed the Ozone Transport Assessment Group (OTAG) in early 1995 to develop estimates of levels of reduction in volatile organic compound and/or nitrogen oxides emissions required for significant reductions in ozone concentrations in the eastern United States. OTAG, consisting of the environmental commissioners and air directors of 37 eastern states, Federal EPA and representatives from environmental and industry groups, is currently scheduled to complete modeling and technical work by the spring of 1997 with evaluation of technical findings and recommendations on regional emission controls to be submitted to Federal EPA in the summer of 1997. Federal EPA published a notice of intent in the January 10, 1997 Federal Register proposing the specification of ranges or amounts of nitrogen oxides and volatile organic compounds reductions required by states to reduce downwind concentrations of ozone. Federal EPA will direct states to revise their state implementation plans (SIPs) to provide for specified emission reductions within a set time period. Federal EPA's proposal for reductions of nitrogen oxides and volatile organic compounds is scheduled to be issued in March 1997 and final SIP calls requiring revisions in state plans will be issued in the summer of 1997. The cost of meeting Nox emissions reduction requirements which might be imposed to achieve the ozone ambient air quality standard cannot be precisely predicted but could be substantial.

     Utility boilers are potentially subject to additional control requirements under Title III of the CAAA governing hazardous air pollutant emissions. Federal EPA is directed to conduct studies concerning the potential public health impacts of pollutants identified by the legislation as hazardous in connection with their emission from electric utility steam generating units. Federal EPA was required to report the results of this study to Congress by November 1993 and is required to regulate emissions of these pollutants from electric utility steam generating units if it is determined that such regulation is necessary and appropriate, based on the results of the study. In October 1996, Federal EPA submitted to Congress an interim report that did not make any determinations regarding additional regulation of electric utilities. Additionally, Federal EPA is directed to study the deposition of hazardous pollutants to the Great Lakes, the Chesapeake Bay, Lake Champlain and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations to prevent serious adverse effects to public health and serious or widespread environmental effects. It is possible that emissions from electric utility steam generating units may be regulated under this water body deposition assessment program.

     The CAAA expand the enforcement authority of the Federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act and enhancing administrative civil provisions, adding a citizen suit provision and imposing a national operating permit system, emission fee program and enhanced monitoring, record keeping and reporting requirements for existing and new sources. On February 13, 1997, Federal EPA issued a regulation providing for the use of any credible evidence or information in lieu of, or in addition to, test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously adopted for many air emission sources including those of the AEP System's operating subsidiaries more stringent. On March 10, 1997, a group of utilities, including AEP System operating companies, filed a petition for review of these regulations in the U.S. Court of Appeals for the District of Columbia Circuit.

     Global Climate Change: Increasing concentrations of "greenhouse gases," including carbon dioxide (CO2), in the atmosphere have led to concerns about the potential for the earth's climate to change in ways that could result in adverse human health effects, destruction of sensitive ecosystems, inundated low-lying areas caused by sea-level rise, shifts in agricultural production and other serious environmental consequences. The proponents of this view maintain that rising levels of greenhouse gas emissions will cause some of the sun's energy that is normally radiated back into space to be trapped in the atmosphere, warming the biosphere and triggering these detrimental effects.

     At the Earth Summit in Rio de Janeiro, Brazil in June 1992, 165 nations, including the United States, signed a global climate change treaty. Each country that ratifies the treaty commits itself to a process of achieving the aim of reducing greenhouse gas emissions, including CO2, to their 1990 level by the year 2000. On October 7, 1992, the U.S. Senate ratified the treaty. The treaty went into effect on March 21, 1994. In April 1995, the first meeting of the nations that have ratified was held. The parties declared that the existing commitments under the treaty are not adequate to address the threat of global climate change and authorized the immediate commencement of negotiations on a protocol or other legal instrument for emission controls in the post-2000 period. The protocol or other legal instrument is required to set forth "policies and measures," and "quantified limitation and reduction objectives within specified time frames, such as 2005, 2010 and 2020" to be adopted by signatory nations. The parties will meet in December 1997 in Kyoto, Japan to finalize the agreement.

     On January 17, 1997, the U.S. government submitted text for a proposed treaty that would establish a future system of legally binding emission budgets with trading of emission credits between nations that are parties to the new agreement and which have emission control obligations. Although the U.S. proposal does not specify either the level of emission reductions or timeframe in which they must be achieved, it is expected to result in at least a cap on greenhouse gas emissions at the level emitted in the year 1990.

     In accordance with the obligations set forth in the global climate change treaty, on April 21, 1993, President Clinton committed the United States to reducing greenhouse gas emissions to 1990 levels by the year 2000. On October 19, 1993, the President unveiled the Administration's Climate Change Action Plan for meeting this emission reduction target. The plan emphasizes reductions in fossil fuel use, the largest source of CO2 emissions, primarily through reliance on voluntary energy efficiency programs and partnerships between the Federal government and U.S. industry. One such collaboration is between the electric utility industry and DOE. Known as the Climate Challenge, this initiative has identified flexible, cost-effective measures to reduce, avoid or sequester future greenhouse gas emissions. AEP System companies joined with nearly 800 investor-owned, municipal, rural electric cooperative and Federal utilities in a voluntary agreement signed with DOE on April 20, 1994 that has led to individual utility Participation Accords resulting in substantial reductions in future greenhouse gas emissions. On February 3, 1995, the AEP System entered into its Climate Challenge Participation Accord with DOE. The Accord contains a diverse portfolio of supply-side, demand-side and forest management/tree planting activities that will be undertaken on the AEP System between now and the year 2000 with a projected reduction in CO2 emissions of 9,550,000 tons from what would have otherwise been emitted but for these actions.

     As a result of the AEP System's historical practice of using low-cost indigenous coal supplies to produce electricity, AEP System power plants are significant sources of CO2 emissions. Management is working to support further efforts to properly study the issue of global climate change to define the extent, if any, to which it poses a threat to the environment. Management is concerned that new laws may be passed or new regulations promulgated without sufficient scientific study and support.

     Since the AEP System is a major emitter of carbon dioxide, its financial condition and results of operations could be materially adversely affected by the imposition of limitations on CO2 emissions if the compliance costs incurred are not fully recovered from ratepayers. In addition, any such severe program to stabilize or reduce CO2 emissions could impose substantial costs on industry and society and seriously erode the economic base that AEP's operations serve.

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

     West Virginia has had a request to increase the sulfur dioxide emission limitation for Kammer pending before Federal EPA for many years, although the change has not been acted upon by Federal EPA. On August 4, 1994, however, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable sulfur dioxide emission limit. On May 20, 1996, the Notice of Violation and an enforcement action subsequently filed by Federal EPA were resolved through the entry of a consent decree in the U.S. District Court for the Northern District of West Virginia. The decree provides for compliance with an interim emission limit of
6.5 pounds of sulfur dioxide per million Btu actual heat input on a three-hour basis and 5.8 pounds of sulfur dioxide per million Btu on an annual basis.
West Virginia and industrial sources in the area of the Kammer Plant are developing a revision to the state implementation plan with respect to sulfur dioxide emission limitations which is to be submitted no later than November 1998. The interim emission limit for Kammer will remain in effect until after that time.

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

     On January 22, 1988, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision in part upholding the June 1985 stack height rules and remanding certain of the June 1985 rules to Federal EPA for further consideration. With respect to Kammer Plant, the January 1988 court decision rejected OPCo's appeal, holding that Federal EPA acted lawfully in revoking stack height credit previously granted for Kammer Plant in October 1982. OPCo has also commenced administrative proceedings with the State of West Virginia and Federal EPA in an effort to preserve stack height credit for Kammer Plant.

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

     State air pollution control agencies are required to implement the stack height rules by revising emission limitations for sources subject to the rules and submitting such revisions to Federal EPA.

     On June 1, 1989, Ohio EPA adopted a rule concerning CSPCo's Conesville Plant in response to Federal EPA's stack height rules adopted in 1985. Under Federal EPA policy published in January 1988, emission reductions required by the stack height rules may be obtained at plants other than the plant directly affected by the rules, and thereafter credited to the directly affected plant. Under Ohio EPA's June 1, 1989 rule, the sulfur dioxide emission limitations for Conesville Units 5 and 6 remain at 1.2 pounds sulfur dioxide per million Btu heat input as long as the emission rate at CSPCo's retired Poston Units 1-4 remains at 0.0 pounds sulfur dioxide per million Btu heat input. Federal EPA has yet to take action concerning Ohio EPA's June 1, 1989 rule.

     Administrative Developments Regarding Sulfur Dioxide: On November 15, 1994, Federal EPA published a notice in the Federal Register proposing to retain the present 24-hour national ambient air quality standard for sulfur dioxide. Federal EPA also sought comment on the need to adopt additional regulations to address short-term peak exposures to sulfur dioxide. On January 2, 1997, Federal EPA proposed a new intervention level program under the authority of Section 303 of the Clean Air Act to address high five-minute peak SO2 concentrations. The proposal calls for regulatory intervention to reduce emissions from a source or group of sources responsible for five-minute peak SO2 concentrations above prescribed levels. The effect on AEP operations of Federal EPA's proposed intervention level program for further regulating sulfur dioxide emissions, if finalized, cannot be predicted, but may be significant.

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

     National Ambient Air Quality Standards: Federal EPA proposed revisions to the National Ambient Air Quality Standard for ozone on December 13, 1996. The proposed standard is significantly more stringent than the current standard and, if adopted, would result in redesignation of many areas currently designated attainment. The proposal, if adopted, could lead to substantial reductions in allowable nitrogen oxide emissions from System power plants.

     Federal EPA also proposed revision of the National Ambient Air Quality Standard for particulate matter (PM) on December 13, 1996. Federal EPA's proposed revision would add a standard for particulate matter below 2.5 microns in size (PM2.5). Federal EPA is required by court order to make a final determination on this issue by July 19, 1997. The new PM2.5 standard, if finalized, could lead to substantial reductions in allowable emissions of SO2, nitrogen oxides and particulate matter from System power plants.

   Water Pollution Control

     The Clean Water Act prohibits the discharge of pollutants to waters of the United States from point sources except pursuant to an NPDES permit issued by Federal EPA or a state under a federally authorized state program.

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

     All System Plants are operating with NPDES permits. Under EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits which expire in 1997.

     The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water. The thermal variances for Conesville and Muskingum River plants impose thermal management conditions that could result in load curtailment under certain conditions, but the cost impacts are not expected to be significant. Based on favorable results of in-stream biological studies, the thermal temperature limits for both Conesville and Muskingum River plants were raised in the renewed permits issued in 1996. Consequently, the potential for load curtailment and adverse cost impacts is further reduced.

     Certain mining operations conducted by System companies as discussed under Fuel Supply are also subject to Federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein.

     The Federal Water Quality Act of 1987 requires states to adopt stringent water quality standards for a large category of toxic pollutants and to identify specialized control measures for dischargers to waters where it is shown through the use of total maximum daily loads (TMDLs) that water quality standards are not being met. Implementation of these provisions could result in significant costs to the AEP System if biological monitoring requirements and water quality-based effluent limits are placed in NPDES permits.

     In March 1995, Federal EPA finalized a set of rules which establish minimum water quality standards, antidegradation policies and implementation procedures for more stringently controlling releases of toxic pollutants into the Great Lakes system. This regulatory package is called the Great Lakes Water Quality Initiative (GLWQI). The most direct compliance cost impact could be related to I&M's Cook Plant. Management cannot presently determine whether the GLWQI would have a significant adverse impact on AEP operations. The significance of such impact will depend on the outcome of Federal EPA's policy on intake credits and site specific variables as well as Michigan's implementation strategy. Federal EPA's rule is presently under review by the District of Columbia Circuit Court of Appeals in litigation initiated by several industry groups. If Indiana and Ohio eventually adopt the GLWQI criteria for statewide application, AEP System plants located in those states could also be affected.

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

     CERCLA and similar state law provide governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment and to seek compensation for damages to natural resources. Since liability under CERCLA is strict and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. AEP System companies are presently defendants in five cases involving cost-recovery lawsuits at Federal EPA-identified CERCLA sites. OPCo is involved at three of these sites and I&M at the two other sites. Seven AEP System companies are identified as Potentially Responsible Parties (PRPs) for six additional federal sites, including CSPCo, KEPCo and Wheeling Power Company at one site each, I&M at two sites, and OPCo at two sites. I&M has been named as a PRP at one state remediation site.
Management's present estimates do not anticipate material cleanup costs for identified sites for which AEP subsidiaries have been declared PRPs or are defendants in CERCLA cost recovery litigation. However, if for reasons not currently identified significant costs are incurred for cleanup, future results of operations and possibly financial condition would be adversely affected unless the costs can be recovered through rates.

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

     A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, the majority of studies have indicated no such association. On October 31, 1996, the National Academy of Sciences (NAS) released a report, based on a review of over 500 studies spanning 17 years of research, which contained the following summary statement: "... the conclusion of the committee is that the current body of evidence does not show that exposure to these fields presents a human health hazard..." The epidemiological studies that have received the most public attention, including the NAS report, reflect a weak correlation between surrogate or indirect estimates of EMF exposure and certain cancers. Studies using direct measurements of EMF exposure show no such association.

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

     The Energy Policy Act of 1992 established a coordinated Federal EMF research program. The program funding is $65,000,000 over five years, half of which is to be provided by private parties including utilities. AEP has committed to contribute $446,571 over the five-year period. AEP has also supported an extensive EMF research program coordinated by the Electric Power Research Institute, working closely with its staff and contributing more than $500,000 to this effort in 1996. See Research and Development.

     AEP's participation in the programs is a continuation of its efforts to monitor and support further research and to communicate with its customers and employees about this issue. Its operating company subsidiaries provide their residential customers with information and field measurements on request, although there is no scientific basis for interpreting such measurements.

     A number of lawsuits based on EMF-related grounds have been filed in recent years against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. No specific amount has been requested for damages in this case. The trial date has been set at August 18, 1997.

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

     AEP System operating companies are members of the Electric Power Research Institute (EPRI), a nonprofit organization that manages research and development on behalf of the U.S. electric utility industry. EPRI, founded in 1973, manages technical research and development programs for its members to improve power production, delivery and use. Approximately 700 utilities are members. Total AEP dues to EPRI were $9,900,000 for 1996, $9,600,000 for 1995 and $3,200,000 for 1994.

     Total research and development expenditures by AEP and its subsidiaries, including EPRI dues, were approximately $16,400,000 for the year ended December 31, 1996, $13,600,000 for the year ended December 31, 1995 and $7,600,000 for the year ended December 31, 1994. This includes expenditures of $3,300,000 for 1996, $1,100,000 for 1995 and $2,200,000 for 1994 related to pressurized fluidized-bed combustion, a process in which sulfur is removed during coal combustion and nitrogen oxide formation is minimized.


Item 2.  PROPERTIES
------------------------------------------------------------------------------

     At December 31, 1996, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                                                   Net Kilowatt
     Owner, Plant Type and Name       Location (Near)               Capability
     --------------------------       ---------------              ------------
AEP Generating Company:
Steam -- Coal-Fired:
    Rockport Plant (AEGCo share)      Rockport, Indiana            1,300,000(a)

Appalachian Power Company:
Steam -- Coal-Fired:
    John E. Amos, Units 1 & 2         St. Albans, West Virginia    1,600,000
    John E. Amos, Unit 3 (APCo share) St. Albans, West Virginia      433,000(b)
    Clinch River                      Carbo, Virginia                705,000
    Glen Lyn                          Glen Lyn, Virginia             335,000
    Kanawha River                     Glasgow, West Virginia         400,000
    Mountaineer                       New Haven, West Virginia     1,300,000
    Philip Sporn, Units 1 & 3         New Haven, West Virginia       308,000
Hydroelectric -- Conventional:
    Buck                              Ivanhoe, Virginia               10,000
    Byllesby                          Byllesby, Virginia              20,000
    Claytor                           Radford, Virginia               76,000
    Leesville                         Leesville, Virginia             40,000
    London                            Montgomery, West Virginia       16,000
    Marmet                            Marmet, West Virginia           16,000
    Niagara                           Roanoke, Virginia                3,000
    Reusens                           Lynchburg, Virginia             12,000
    Winfield                          Winfield, West Virginia         19,000
Hydroelectric -- Pumped Storage:
    Smith Mountain                    Penhook, Virginia              565,000
                                                                   ---------
                                                                   5,858,000
                                                                   ---------
Columbus Southern Power Company:
Steam -- Coal-Fired:
    Beckjord, Unit 6                  New Richmond, Ohio              53,000(c)
    Conesville, Units 1-3, 5 & 6      Coshocton, Ohio              1,165,000
    Conesville, Unit 4                Coshocton, Ohio                339,000(c)
    Picway, Unit 5                    Columbus, Ohio                 100,000
    Stuart, Units 1-4                 Aberdeen, Ohio                 608,000(c)
    Zimmer                            Moscow, Ohio                   330,000(c)
                                                                   ---------
                                                                   2,595,000
                                                                   ---------
Indiana Michigan Power Company:
Steam -- Coal-Fired:
    Rockport Plant (I&M share)        Rockport, Indiana            1,300,000(a)
    Tanners Creek                     Lawrenceburg, Indiana          995,000
Steam -- Nuclear:
    Donald C. Cook                    Bridgman, Michigan           2,110,000
Gas Turbine:
    Fourth Street                     Fort Wayne, Indiana             18,000(d)
Hydroelectric -- Conventional:
    Berrien Springs                   Berrien Springs, Michigan        3,000
    Buchanan                          Buchanan, Michigan               2,000
    Constantine                       Constantine, Michigan            1,000
    Elkhart                           Elkhart, Indiana                 1,000
    Mottville                         Mottville, Michigan              1,000
    Twin Branch                       Mishawaka, Indiana               3,000
                                                                   ---------
                                                                   4,434,000
                                                                   ---------
Kentucky Power Company:
Steam -- Coal-Fired:
    Big Sandy                         Louisa, Kentucky             1,060,000
                                                                   ---------
Ohio Power Company:
Steam -- Coal-Fired:
    John E. Amos, Unit 3 (OPCo share) St. Albans, West Virginia      867,000(b)
    Cardinal, Unit 1                  Brilliant, Ohio                600,000
    General James M. Gavin            Cheshire, Ohio               2,600,000(e)
    Kammer                            Captina, West Virginia         630,000
    Mitchell                          Captina, West Virginia       1,600,000
    Muskingum River                   Beverly, Ohio                1,425,000
    Philip Sporn, Units 2, 4 & 5      New Haven, West Virginia       742,000
Hydroelectric -- Conventional:
    Racine                            Racine, Ohio                    48,000
                                                                  ----------
                                                                   8,512,000
                                                                  ----------
                       Total Generating Capability . . . . . . .  23,759,000
                                                                  ==========
Summary:
Total Steam --
    Coal-Fired . . . . . . . . . . . . . . . . . . . . . . . . .  20,795,000
    Nuclear  . . . . . . . . . . . . . . . . . . . . . . . . . .   2,110,000
Total Hydroelectric --
    Conventional . . . . . . . . . . . . . . . . . . . . . . . .     271,000
    Pumped Storage . . . . . . . . . . . . . . . . . . . . . . .     565,000
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,000
                                                                  ----------
                       Total Generating Capability . . . . . . .  23,759,000
-----------------                                                 ==========

(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
(c) Represents CSPCo's ownership interest in generating units owned in common with CG&E and DP&L.
(d) Leased from the City of Fort Wayne, Indiana. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana under a 35-year lease with a provision for an additional 15-year extension at the election of I&M.
(e) The scrubber facilities at the Gavin Plant are leased. The lease terminates in 2010 unless extended.

     See Item 1 under Fuel Supply, for information concerning coal reserves owned or controlled by subsidiaries of AEP.

     The following table sets forth the total circuit miles of transmission and distribution lines of the AEP System, APCo, CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:

                        Total Circuit Miles
                        of Transmission and         Circuit Miles of
                        Distribution Lines         765,000-volt Lines
                        -------------------        ------------------

AEP System (a) . . . . . .   127,376(b)                  2,022
APCo . . . . . . . . . . .    49,282                       641
CSPCo (a). . . . . . . . .    15,000                       ---
I&M. . . . . . . . . . . .    20,795                       614
KEPCo. . . . . . . . . . .    10,025                       258
OPCo . . . . . . . . . . .    28,826                       509
------------------
(a) Includes 766 miles of 345,000-volt jointly owned lines.
(b) Includes lines of other AEP System companies not shown.

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

PEAK DEMAND

     The AEP System is interconnected through 120 high-voltage transmission interconnections with 29 neighboring electric utility systems. The all-time and 1996 one-hour peak System demands were 25,940,000 and 24,373,000 kilowatts, respectively (which included 7,314,000 and 4,136,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and February 5, 1996, respectively. The net dependable capacity to serve the System load on such date, including power available under contractual obligations, was 23,457,000 and 23,765,000 kilowatts, respectively. The all-time and 1996 one-hour internal peak demand was 19,557,000, and occurred on February 5, 1996. The net dependable capacity to serve the System load on such date, including power dedicated under contractual arrangements, was 23,765,000 kilowatts. The all-time one-hour integrated and internal net system peak demands and 1996 peak demands for AEP's generating subsidiaries are shown in the following tabulation:

       All-time one-hour integrated    1996 one-hour integrated
          net system peak demand        net system peak demand
       ----------------------------   --------------------------
                             (in thousands)
       Number of                      Number of
       Kilowatts         Date         Kilowatts        Date
       ---------   ----------------   ---------  ----------------
APCo     8,303     January 17, 1997     8,214    February 5, 1996
CSPCo    4,172     June 17, 1994        4,045    July 19, 1996
I&M      5,027     June 17, 1994        4,899    July 19, 1996
KEPCo    1,711     January 17, 1997     1,686    February 5, 1996
OPCo     7,291     June 17, 1994        6,766    May 17, 1996

       All-time one-hour integrated    1996 one-hour integrated
         net internal peak demand      net internal peak demand
       ----------------------------   --------------------------
                             (in thousands)
       Number of                      Number of
       Kilowatts         Date         Kilowatts        Date
       ---------   ----------------   ---------  ----------------

APCo     6,908     February 5, 1996     6,908    February 5, 1996
CSPCo    3,378     August 14, 1995      3,335    August 7, 1996
I&M      3,879     August 7, 1996       3,879    August 7, 1996
KEPCo    1,418     February 5, 1996     1,418    February 5, 1996
OPCo     5,641     August 14, 1995      5,547    August 7, 1996

HYDROELECTRIC PLANTS

     Licenses for hydroelectric plants, issued under the Federal Power Act, reserve to the United States the right to take over the project at the expiration of the license term, to issue a new license to another entity, or to relicense the project to the existing licensee. In the event that a project is taken over by the United States or licensed to a new licensee, the Federal Power Act provides for payment to the existing licensee of its "net investment" plus severance damages. Licenses for six System hydroelectric plants expired in 1993. Four new licenses were issued in 1994 and two were issued in 1996. The license for the hydroelectric plant at Elkhart, Indiana expires in 2000.
In 1995, a notice of intent to relicense the Elkhart project was filed.

COOK NUCLEAR PLANT

     Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was 97.6% during 1996 and 66.3% during 1995. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was 87.0% during 1996 and 94.4% during 1995. Outages to refuel affected the availability of Unit 1 in 1995 and Unit 2 in 1996.

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

     I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $3.6 billion. Energy Insurance Bermuda (EIB), Nuclear Mutual Limited
(NML) and Nuclear Electric Insurance Limited (NEIL) provide $2.75 billion of coverage and nuclear insurance pools provide the remainder. If EIB's, NML's and NEIL's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $26,900,000. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for property damage up to $3.35 billion less any amounts used for stabilization and decontamination. The remaining $250,000,000, as provided by NEIL (reduced by any stabilization and decontamination expenditures over $3.35 billion), would cover decommissioning costs in excess of funds already collected for decommissioning. See Fuel Supply -- Nuclear Waste.

     NEIL's extra-expense program provides insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 21 weeks after the outage) for one year, $2,800,000 per week for the second and third years, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $8,925,000.

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


Item 3.  LEGAL PROCEEDINGS
------------------------------------------------------------------------------

     On April 4, 1991, then Secretary of Labor Lynn Martin announced that the U.S. Department of Labor (DOL) had issued a total of 4,710 citations to operators of 847 coal mines who allegedly submitted respirable dust sampling cassettes that had been altered so as to remove a portion of the dust. The cassettes were submitted in compliance with DOL regulations which require systematic sampling of airborne dust in coal mines and submission of the entire cassettes (which include filters for collecting dust particulates) to the Mine Safety and Health Administration (MSHA) for analysis. The amount of dust contained on the cassette's filter determines an operator's compliance with respirable dust standards under the law. OPCo's Meigs No. 2, Meigs No. 31, Martinka, and Windsor Coal mines received 16, 3, 15 and 2 citations, respectively. MSHA has assessed civil penalties totalling $56,900 for all these citations. OPCo's samples in question involve about 1 percent of the 2,500 air samples that OPCo submitted over a 20-month period from 1989 through 1991 to the DOL. OPCo is contesting the citations before the Federal Mine Safety and Health Review Commission. An administrative hearing was held before an administrative law judge with respect to all affected coal operators. On July 20, 1993, the administrative law judge rendered a decision in this case holding that the Secretary of Labor failed to establish that the presence of a "white center" on the dust sampling filter indicated intentional alteration.
In the case of an unaffiliated mine, the administrative law judge ruled on April 20, 1994, that there was not an intentional alteration of the dust sampling filter. The Secretary of Labor appealed to the Federal Mine Safety and Health Review Commission the July 20, 1993 and April 20, 1994 administrative law judge decisions and in November 1995 the Commission affirmed these decisions. The Secretary of Labor has appealed the Commission's decision to the U.S. Court of Appeals for the District of Columbia Circuit. All remaining cases, including the citations involving OPCo's mines, have been stayed.

     On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and is a customer of OPCo. See Certain Industrial Customers. Pursuant to the Clean Air Act Amendments of 1990, OPCo received SO2 Allowances for its Kammer Plant. See Environmental and Other Matters. Ormet's complaint sought a declaration that it is the owner of approximately 89% of the Phase I and Phase II SO2 allowances issued for use by the Kammer Plant. On March 31, 1995, the District Court issued an opinion and order dismissing Ormet's claims based on a lack of jurisdiction. On April 11, 1995, Ormet appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit with respect to the Service Corporation and OPCo only. On October 23, 1996, the Court of Appeals issued an opinion reversing the District Court. On January 10, 1997, OPCo and the Service Corporation filed their answer and counterclaims in the District Court.

     See Item 1 for a discussion of certain environmental and rate matters.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

     AEP, APCo, I&M and OPCo.  None.

     AEGCo, CSPCo and KEPCo.  Omitted pursuant to Instruction I(2)(c).

                                 ------------

EXECUTIVE OFFICERS OF THE REGISTRANTS

AEP

     The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 15, 1997.

Name                Age                       Office (a)
----                ---                       ----------
E. Linn Draper, Jr. .55  Chairman of the Board, President and Chief Executive Officer of
                         AEP and of the Service Corporation
Peter J. DeMaria  . .62  Controller of AEP; Executive Vice President-Administration and
                         Chief Accounting Officer of the Service Corporation
William J. Lhota  . .57  Executive Vice President of the Service Corporation
Gerald P. Maloney . .64  Vice President and Secretary of AEP; Executive Vice
                         President-Chief Financial Officer of the Service Corporation
James J. Markowsky  .52  Executive Vice President-Power Generation of the Service
                         Corporation

--------------------
(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except E. Linn Draper, Jr. who was Chairman of the Board, President and Chief Executive Officer of Gulf States Utilities Company from 1987 until 1992 when he joined AEP and the Service Corporation. All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

APCo

    The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 15, 1997, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.

Name                Age               Position (a)                   Period
----                ---               ------------                   ------
E. Linn Draper, Jr. .55 Director                                     1992-Present
                        Chairman of the Board and Chief Executive
                          Officer                                    1993-Present
                        Vice President                               1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of AEP and the Service
                          Corporation                                1993-Present
                        President of AEP                             1992-1993
                        President and Chief Operating Officer of the
                          Service Corporation                        1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of Gulf States Utilities
                          Company                                    1987-1992
Peter J. DeMaria  . .62 Director                                     1988-Present
                        Vice President                               1991-Present
                        Controller                                   1995-Present
                        Treasurer                                    1978-1995
                        Controller of AEP                            1995-Present
                        Treasurer of AEP                             1978-1995
                        Executive Vice President-Administration and
                          Chief Accounting Officer of the Service
                          Corporation                                1984-Present
William J. Lhota  . .57 Director                                     1990-Present
                        President and Chief Operating Officer        1996-Present
                        Vice President                               1989-1995
                        Executive Vice President of the Service
                          Corporation                                1993-Present
                        Executive Vice President-Operations of the
                          Service Corporation                        1989-1993
Gerald P. Maloney . .64 Director and Vice President                  1970-Present
                        Vice President of AEP                        1974-Present
                        Secretary of AEP                             1994-Present
                        Executive Vice President-Chief Financial
                          Officer of the Service Corporation         1991-Present
James J. Markowsky. .52 Director                                     1993-Present
                        Vice President                               1995-Present
                        Executive Vice President-Power Generation
                          of the Service Corporation                 1996-Present
                        Executive Vice President-Engineering and
                          Construction of the Service Corporation    1993-1996
                        Senior Vice President and Chief Engineer
                          of the Service Corporation                 1988-1993

--------------------
(a) Positions are with APCo unless otherwise indicated.

OPCo

    The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 15, 1997, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.

Name               Age               Position (a)                    Period
----               ---               ------------                    ------
E. Linn Draper, Jr. .55 Director                                     1992-Present
                        Chairman of the Board and Chief Executive
                          Officer                                    1993-Present
                        Vice President                               1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of AEP and the Service
                          Corporation                                1993-Present
                        President of AEP                             1992-1993
                        President and Chief Operating Officer of the
                          Service Corporation                        1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of Gulf States
                          Utilities Company                          1987-1992
Peter J. DeMaria. . .62 Director                                     1978-Present
                        Vice President                               1991-Present
                        Controller                                   1995-Present
                        Treasurer                                    1978-1995
                        Controller of AEP                            1995-Present
                        Treasurer of AEP                             1978-1995
                        Executive Vice President-Administration
                          and Chief Accounting Officer of the
                          Service Corporation                        1984-Present
William J. Lhota. . .57 Director                                     1989-Present
                        President and Chief Operating Officer        1996-Present
                        Vice President                               1989-1995
                        Executive Vice President of the Service
                          Corporation                                1993-Present
                        Executive Vice President-Operations of
                          the Service Corporation                    1989-1993
Gerald P. Maloney . .64 Director                                     1973-Present
                        Vice President                               1970-Present
                        Vice President of AEP                        1974-Present
                        Secretary of AEP                             1994-Present
                        Executive Vice President-Chief Financial
                          Officer of the Service Corporation         1991-Present
James J. Markowsky. .52 Director                                     1989-Present
                        Vice President                               1995-Present
                        Executive Vice President-Power Generation
                          of the Service Corporation                 1996-Present
                        Executive Vice President-Engineering and
                          Construction of the Service Corporation    1993-1996
                        Senior Vice President and Chief Engineer
                          of the Service Corporation                 1988-1993

--------------------
(a) Positions are with OPCo unless otherwise indicated.



PART II
------------------------------------------------------------------------

Item 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

    AEP. AEP Common Stock is traded principally on the New York Stock Exchange. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends paid per share of Common Stock.

                               Per Share
                          ------------------
                             Market Price
                          ------------------
Quarter Ended               High       Low     Dividend(1)
-------------             -------    -------   -----------
March 1995 . . . . . . .  $35-3/4    $31-1/4      $.60
June 1995. . . . . . . .   35-3/8     31-1/2       .60
September 1995 . . . . .   36-1/2     33-5/8       .60
December 1995. . . . . .   40-5/8     35-7/8       .60
March 1996 . . . . . . .   44-3/4     40-1/8       .60
June 1996. . . . . . . .   42-3/4     38-5/8       .60
September 1996 . . . . .   43-1/8     40           .60
December 1996. . . . . .   42-1/2     39-1/2       .60
--------------------
(1) See Note 5 of the Notes to the Consolidated Financial Statements of AEP for information regarding restrictions on payment of dividends.

    At December 31, 1996, AEP had approximately 158,477 shareholders of record.

    AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo.  The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.


Item 6.  SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

    AEGCo.  Omitted pursuant to Instruction I(2)(a).

    AEP. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the AEP 1996 Annual Report (for the fiscal year ended December 31, 1996).

    APCo. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the APCo 1996 Annual Report (for the fiscal year ended December 31, 1996).

    CSPCo.  Omitted pursuant to Instruction I(2)(a).

    I&M. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the I&M 1996 Annual Report (for the fiscal year ended December 31, 1996).

    KEPCo.  Omitted pursuant to Instruction I(2)(a).

    OPCo. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the OPCo 1996 Annual Report (for the fiscal year ended December 31, 1996).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

     AEGCo. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1996 Annual Report (for the fiscal year ended December 31, 1996).

     AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1996 Annual Report (for the fiscal year ended December 31, 1996).

     APCo. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1996 Annual Report (for the fiscal year ended December 31, 1996).

     CSPCo. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1996 Annual Report (for the fiscal year ended December 31, 1996).

     I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1996 Annual Report (for the fiscal year ended December 31, 1996).

     KEPCo. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1996 Annual Report (for the fiscal year ended December 31, 1996).

     OPCo. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1996 Annual Report (for the fiscal year ended December 31, 1996).


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

     AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo.  None.



PART III --------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------------------------

     AEGCo.  Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive proxy statement of AEP, dated March 10, 1997, for the 1997 annual meeting of shareholders. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     APCo. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 1997 annual meeting of stockholders, to be filed within 120 days after December 31, 1996. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     CSPCo.  Omitted pursuant to Instruction I(2)(c).

     I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 15, 1997, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

Name               Age            Position (a)(b)(c)                 Period
----               ---            ------------------                 ------
E. Linn Draper, Jr. .55 Director                                    1992-Present
                        Chairman of the Board and Chief Executive
                          Officer                                   1993-Present
                        Vice President                              1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of AEP and of the
                          Service Corporation                       1993-Present
                        President of AEP                            1992-1993
                        President and Chief Operating Officer of
                          the Service Corporation                   1992-1993
                        Chairman of the Board, President and Chief
                          Executive Officer of Gulf States
                        Utilities Company                           1987-1992
Peter J. DeMaria. . .62 Director                                    1992-Present
                        Vice President                              1991-Present
                        Controller                                  1995-Present
                        Treasurer                                   1978-1995
                        Controller of AEP                           1995-Present
                        Treasurer of AEP                            1978-1995
                        Executive Vice President-Administration
                          and Chief Accounting Officer of the
                          Service Corporation                       1984-Present
William N. D'Onofrio.49 Director                                    1984-Present
                        Vice President                              1984-1995
                        Director-Regions of the Service Corporation 1996-Present
William J. Lhota. . .57 Director                                    1989-Present
                        President and Chief Operating Officer       1996-Present
                        Vice President                              1989-1995
                        Executive Vice President of the Service
                          Corporation                               1993-Present
                        Executive Vice President-Operations of the
                          Service Corporation                       1989-1993
Gerald P. Maloney . .64 Director                                    1978-Present
                        Vice President                              1970-Present
                        Vice President of AEP                       1974-Present
                        Secretary of AEP                            1994-Present
                        Executive Vice President-Chief Financial
                          Officer of the Service Corporation        1991-Present
James J. Markowsky. .52 Director                                    1995-Present
                        Vice President                              1993-Present
                        Executive Vice President-Power Generation
                          of the Service Corporation                1996-Present
                        Executive Vice President-Engineering &
                          Construction of the Service Corporation   1993-1996
                        Senior Vice President and Chief Engineer
                          of the Service Corporation                1988-1993
D. M. Trenary . . . .60 Director                                    1994-Present
                        Indiana Region Manager                      1994-Present
                        Division Manager                            1989-1994
W. E. Walters . . . .49 Director                                    1991-Present
                        Michiana Region Manager                     1994-Present
                        Executive Assistant to President            1987-1994
C. R. Boyle, III. . .49 Director and Vice President                 1996-Present
                        President and Chief Operating Officer of
                          KEPCo                                     1990-1995
G. A. Clark . . . . .45 Director                                    1995-Present
                        Governmental Affairs Manager                1996-Present
                        General Counsel                             1994-1995
                        General Attorney                            1991-1993
D. B. Synowiec. . . .53 Director                                    1995-Present
                        Plant Manager                               1990-Present
J. H. Vipperman . . .56 Director and Vice President                 1996-Present
                        Executive Vice President-Energy Delivery
                          of the Service Corporation                1996-Present
                        President and Chief Operating Officer of
                          APCo                                      1990-1995
E. H. Wittkamper. . .58 Director                                    1996-Present
                        Director of System Operations (Fort Wayne)  1996
                        System Operations Manager (Fort Wayne)      1990-1996

--------------------
(a) Positions are with I&M unless otherwise indicated.
(b) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P., and Mr. Lhota is a director of Huntington Bancshares Incorporated and State Auto Financial Corporation.
(c) Drs. Draper and Markowsky and Messrs. DeMaria, Lhota and Maloney are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Dr. Draper and Messrs. DeMaria and Maloney are also directors of AEP. Mr. Vipperman is a director of APCo, CSPCo, KEPCo and OPCo.

    KEPCo.  Omitted pursuant to Instruction I(2)(c).

    OPCo. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 1997 annual meeting of shareholders, to be filed within 120 days after December 31, 1996. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.


Item 11.      EXECUTIVE COMPENSATION
------------------------------------------------------------------------------

    AEGCo.  Omitted pursuant to Instruction I(2)(c).

    AEP. The information required by this item is incorporated herein by reference to the material under Compensation of Directors, Executive Compensation and the performance graph of the definitive proxy statement of AEP, dated March 10, 1997, for the 1997 annual meeting of shareholders.

    APCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 1997 annual meeting of stockholders, to be filed within 120 days after December 31, 1996.

    CSPCo.  Omitted pursuant to Instruction I(2)(c).

    KEPCo.  Omitted pursuant to Instruction I(2)(c).

    OPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of OPCo for the 1997 annual meeting of shareholders, to be filed within 120 days after December 31, 1996.

    I&M. Certain executive officers of I&M are employees of the Service Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1996, 1995 and 1994 the compensation earned from all AEP System companies by the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1996.

   Summary Compensation Table

                                                                                  Long-Term
                                                                                 Compensation
                                                         Annual Compensation  ------------------
                                                         -------------------        Payouts         All Other
                                                         Salary       Bonus   ------------------  Compensation
          Name and Principal Position              Year    ($)        ($)(1)  LTIP Payouts($)(1)      ($)(2)
          ---------------------------              ----  -------     -------  ------------------  ------------
E. Linn Draper, Jr. -- Chairman of the board,      1996  720,000     281,664        675,903           31,990
 president and chief executive officer of the      1995  685,000     236,325        334,851           30,790
 Company and the Service Corporation; chairman     1994  620,000     209,436        137,362           29,385
 and chief executive officer of other subsidiaries

Peter J. DeMaria -- Controller and director of the 1996  360,000     140,832        290,825           21,190
 Company; executive vice president--administration 1995  330,000     113,850        143,829           20,050
 and chief accounting officer and director of the  1994  305,000     103,029         59,032           18,750
 Service Corporation; vice president, controller
 and director of other subsidiaries

G. P. Maloney -- Vice president, secretary and     1996  360,000     140,832        286,288           21,190
 director of the Company; executive vice president 1995  330,000     113,850        141,582           20,060
 -- chief financial officer and director of the    1994  300,000     101,340         58,094           19,745
 Service Corporation; vice president and director
 of other subsidiaries

William J. Lhota -- Executive vice president and   1996  320,000     125,184        263,114           19,690
 director of the Service Corporation; president,   1995  300,000     103,500        132,592           19,140
 chief operating officer and director of other     1994  280,000      94,584         54,409           19,185
 subsidiaries

James J. Markowsky -- Executive vice president     1996  303,000     118,534        254,535           19,480
 -- power generation and director of the Service   1995  285,000      98,325        126,599           17,515
 Corporation; vice president and director of       1994  267,000      90,193         51,930           14,755
 other subsidiaries

--------------------
(1) Amounts in the "Bonus" column reflect payments under the Management Incentive Compensation Plan for performance measured for each of the years ended December 31, 1994, 1995 and 1996. Payments are made in March of the subsequent year. Amounts for 1996 are estimates but should not change significantly.
    Amounts in the "Long-Term Compensation" column reflect performance share unit targets earned under the Performance Share Incentive Plan (which became effective January 1, 1994) for the one-, two- and three-year performance periods ending December 31, 1994, 1995 and 1996, respectively. The one- and two-year performance periods were transition performance periods.
    See below under "Long-Term Incentive Plans -- Awards in 1996" for additional information.
(2) For 1996, includes (i) employer matching contributions under the AEP System Employees Savings Plan: Dr. Draper, $3,600; Mr. DeMaria, $3,175; Mr. Maloney, $4,500; Mr. Lhota, $4,500; and Dr. Markowsky, $3,235; (ii) employer matching contributions under the AEP System Supplemental Savings Plan, a non-qualified plan designed to supplement the AEP Savings Plan:
    Dr. Draper, $18,000; Mr. DeMaria, $7,625; Mr. Maloney, $6,300; Mr. Lhota, $4,800; and Dr. Markowsky, $5,855; and (iii) subsidiary companies director fees: $10,390 for each of the named executive officers.

Long-Term Incentive Plans -- Awards In 1996

    Each of the awards set forth below establishes performance share unit targets, which represent units equivalent to shares of Common Stock, pursuant to the Company's Performance Share Incentive Plan. Since it is not possible to predict future dividends and the price of AEP Common Stock, credits of performance share units in amounts equal to the dividends that would have been paid if the performance share unit targets were established in the form of shares of Common Stock are not included in the table.

    The ability to earn performance share unit targets is tied to achieving specified levels of total shareholder return ("TSR") relative to the S&P Electric Utility Index. Notwithstanding AEP's TSR ranking, no performance share unit targets are earned unless AEP shareholders realize a positive TSR over the relevant three-year performance period. The Human Resources Committee may, at its discretion, reduce the number of performance share unit targets otherwise earned. In accordance with the performance goals established for the periods set forth below, the threshold, target and maximum awards are equal to 25%, 100% and 200%, respectively, of the performance share unit targets. No payment will be made for performance below the threshold.

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

                                           Estimated Future Payouts of
                                          Performance Share Units Under
                              Performance  Non-Stock Price-Based Plan
                   Number of Period Until  --------------------------
                  Performance Maturation   Threshold  Target  Maximum
    Name          Share Units  or Payout      (#)       (#)     (#)
----------------- ----------- -----------  ---------  ------- -------
E. L. Draper, Jr.    7,339     1996-1998     1,835     7,339  14,678
P. J. DeMaria        3,211     1996-1998       803     3,211   6,422
G. P. Maloney        3,211     1996-1998       803     3,211   6,422
W. J. Lhota          2,854     1996-1998       714     2,854   5,708
J. J. Markowsky      2,702     1996-1998       676     2,702   5,404

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

   Pension Plan Table

                                   Years of Accredited Service
Highest Average --------------------------------------------------------------
Annual Earnings    15       20       25       30       35       40       45
--------------- -------- -------- -------- -------- -------- -------- --------
$  300,000      $ 69,795 $ 93,060 $116,325 $139,590 $162,855 $182,805 $202,755
   400,000        93,795  125,060  156,325  187,590  218,855  245,455  272,055
   500,000       117,795  157,060  196,325  235,590  274,855  308,105  341,355
   700,000       165,795  221,060  276,325  331,590  386,855  433,405  479,955
   900,000       213,795  285,060  356,325  427,590  498,855  558,705  618,555
 1,200,000       285,795  381,060  476,325  571,590  666,855  746,655  826,455

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

     Compensation upon which retirement benefits are based, for the executive officers named in the Summary Compensation Table above, consists of the average of the 36 consecutive months of the officer's highest aggregate salary and Management Incentive Compensation Plan awards, shown in the "Salary" and "Bonus" columns, respectively, of the Summary Compensation Table, out of the officer's most recent 10 years of service. As of December 31, 1996, the number of full years of service applicable for retirement benefit calculation purposes for such officers were as follows: Dr. Draper, four years; Mr. DeMaria, 37 years; Mr. Maloney, 41 years; Mr. Lhota, 32 years; and Dr. Markowsky, 25 years.

     Dr. Draper has a contract with the Company and AEP Service Corporation which provides him with a supplemental retirement annuity that credits him with 24 years of service in addition to his years of service credited under the Retirement Plan less his actual pension entitlement under the Retirement Plan and any pension entitlement from the Gulf States Utilities Company Trusteed Retirement Plan, a plan sponsored by his prior employer.

     Fourteen AEP System employees (including Messrs. DeMaria, Maloney and Lhota and Dr. Markowsky) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986 are eligible for certain supplemental retirement benefits. Such payments, if any, will be equal to any reduction occurring because of such amendments. Assuming retirement in 1997 of the executive officers named in the Summary Compensation Table, only Mr. Maloney would be affected and his annual supplemental benefit would be $2,361.

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

                             1982 Program                     1986 Program
                  --------------------------------  --------------------------------
                                  Annual Amount of                  Annual Amount of
                      Annual        Supplemental      Annual          Supplemental
                      Amount         Retirement       Amount           Retirement
                     Deferred          Payment       Deferred            Payment
Name              (4-Year Period) (15-Year Period)  (4-Year Period) (15-Year Period)
----              --------------- ----------------  --------------- ----------------
P. J. DeMaria . . .  $10,000          $52,000          $13,000          $53,300
G. P. Maloney . . .   15,000           67,500           16,000           56,400

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

     AEGCo.  Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP, dated March 10, 1997, for the 1997 annual meeting of shareholders.

     APCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 1997 annual meeting of stockholders, to be filed within 120 days after December 31, 1996.

     CSPCo.  Omitted pursuant to Instruction I(2)(c).

     I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

     The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 1997, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.

                                                       Stock
          Name                         Shares         Units(a)        Total
          ----                        --------        --------       -------
Coulter R. Boyle, III . . . . . . .    3,454(b)            933          4,387
Gregory A. Clark. . . . . . . . . .      954(b)            346          1,300
Peter J. DeMaria. . . . . . . . . .    7,603(b)(c)(d)(e)12,947         20,550
William N. D'Onofrio. . . . . . . .    3,981(b)(d)         685          4,666
E. Linn Draper, Jr. . . . . . . . .    6,793(b)(d)      35,915         42,708
William J. Lhota. . . . . . . . . .   14,053(b)(c)(d)    5,383         19,436
Gerald P. Maloney . . . . . . . . .    5,512(b)(c)(d)   12,765         18,277
James J. Markowsky. . . . . . . . .    7,123(b)(e)      11,755         18,878
David B. Synowiec . . . . . . . . .    2,335(b)            545          2,880
Dale M. Trenary . . . . . . . . . .      160(b)            568            728
Joseph H. Vipperman . . . . . . . .    5,510(b)(d)       3,972          9,482
William E. Walters. . . . . . . . .    5,200(b)            403          5,603
Earl H. Wittkamper. . . . . . . . .    2,902(b)            420          3,322
All Directors and Executive Officers 150,811(d)(f)      86,637        237,448

-----------------
(a) This column includes amounts deferred in stock units and held under the Management Incentive Compensation Plan and Performance Share Incentive Plan.
(b) Includes shares and share equivalents held in the following plans in the amounts listed below:

                         AEP Employee Stock            AEP Performance           AEP Employees Savings
                       Ownership Plan (Shares)   Share Incentive Plan (Shares)  Plan (Share Equivalents)
                       -----------------------   -----------------------------  ------------------------
Mr. Boyle . . . . . . . . . .             50                --                          3,404
Mr. Clark . . . . . . . . . .              8                --                            946
Mr. DeMaria . . . . . . . . .             90                881                         2,945
Mr. D'Onofrio . . . . . . . .             64                --                          3,917
Dr. Draper. . . . . . . . . .             --              2,050                         2,383
Mr. Lhota . . . . . . . . . .             64                812                        11,809
Mr. Maloney . . . . . . . . .             92                867                         3,053
Dr. Markowsky . . . . . . . .             71                775                         6,154
Mr. Synowiec. . . . . . . . .             58                --                          2,277
Mr. Trenary . . . . . . . . .             44                --                            116
Mr. Vipperman . . . . . . . .             86                527                         4,766
Mr. Walters . . . . . . . . .             48                --                          5,152
Mr. Wittkamper. . . . . . . .             37                --                          1,628
    All Directors and Executive Officers 712              5,912                        48,550

With respect to the shares and share equivalents held in these plans, such persons have sole voting power, but the investment/disposition power is subject to the terms of such plans.

(c) Does not include, for Messrs. DeMaria, Lhota and Maloney, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. DeMaria, Lhota and Maloney share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.
(d) Includes the following numbers of shares held in joint tenancy with a family member: Mr. DeMaria, 1,232; Mr. D'Onofrio, 500; Dr. Draper, 2,083; Mr. Lhota, 1,368; Mr. Maloney, 1,500; and Mr. Vipperman, 131.
(e) Includes the following numbers of shares held by family members over which beneficial ownership is disclaimed: Mr. DeMaria, 2,392; and Dr. Markowsky, 18.
(f)  Represents less than 1% of the total number of shares outstanding.

     KEPCo.  Omitted pursuant to Instruction I(2)(c).

     OPCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 1997 annual meeting of shareholders, to be filed within 120 days after December 31, 1996.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------------

     AEP, APCo, I&M and OPCo.  None.

     AEGCo, CSPCo, and KEPCo.  Omitted pursuant to Instruction I(2)(c).



PART IV ---------------------------------------------------------------------


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1.  Financial Statements:                                                  Page
                                                                           ----
    The following financial statements have been incorporated herein by reference pursuant to Item 8.

    AEGCo:
             Independent Auditors' Report; Statements of Income for the years ended December 31, 1996, 1995 and 1994;
             Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Statements of Cash
             Flows for the years ended December 31, 1996, 1995 and 1994; Balance Sheets as of December 31, 1996 and 1995; Notes to Financial Statements.

    AEP and its subsidiaries consolidated:
             Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994; Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Notes to Consolidated Financial Statements; Schedule of Consolidated Cumulative Preferred Stocks of Subsidiaries at December 31, 1996 and 1995; Schedule of Consolidated Long-term Debt of Subsidiaries at December 31, 1996 and 1995; Independent Auditors' Report.

    APCo:
             Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Notes to Consolidated Financial Statements; Independent Auditors' Report.

    CSPCo:
             Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Notes to Consolidated Financial Statements.

    I&M:
             Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Notes to Consolidated Financial Statements.

    KEPCo:
             Independent Auditors' Report; Statements of Income for the years ended December 31, 1996, 1995 and 1994;
             Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Balance Sheets as of December 31, 1996 and 1995; Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Notes to Financial Statements.

    OPCo:
             Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994; Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules:

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

3.  Exhibits:

    Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo are
         listed in the Exhibit Index and are incorporated herein
         by reference                                                       E-1


(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1996.



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

                                   AEP Generating Company


                                   By: /s/ G. P. Maloney
                                      -----------------------------
                                   (G. P. Maloney, Vice President)

Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                         President,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director

(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
   -------------------------            and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
   -------------------------            and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

         *Henry Fayne
      *John R. Jones, III
         *Wm. J. Lhota
      *James J. Markowsky

*By:      /s/ G. P. Maloney                                   March 25, 1997
------------------------------
(G. P. Maloney, Attorney-in-Fact)
                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          American Electric Power Company, Inc.

                                          By:       /s/  G. P. Maloney
                                              ---------------------------------
                                               (G. P. Maloney, Vice President)
Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.                President,
                                   Chief Executive Officer
                                        and Director
(ii) Principal Financial Officer:

       /s/ G. P. Maloney          Vice President, Secretary   March 25, 1997
  --------------------------            and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria           Controller and Director    March 25, 1997
  --------------------------
        (P. J. DeMaria)

(iv) A Majority of the Directors:

       *Robert M. Duncan
        *Robert W. Fri
       *Arthur G. Hansen
    *Lester A. Hudson, Jr.
      *Leonard J. Kujawa
       *Angus E. Peyton
       *Donald G. Smith
    *Linda Gillespie Stuntz
       *Morris Tanenbaum
     *Ann Haymond Zwinger

*By:    /s/ G. P. Maloney                                     March 25, 1997
 -----------------------------
(G. P. Maloney, Attorney-in-Fact)



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

                                              Appalachian Power Company

                                              By:     /s/ G. P. Maloney
                                                 ----------------------------
                                              (G. P. Maloney, Vice President)

Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director

(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
   -------------------------            and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
   -------------------------            and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

         *Henry Fayne
         *Wm. J. Lhota
      *James J. Markowsky
       *J. H. Vipperman

*By:    /s/ G. P. Maloney                                     March 25, 1997
 ----------------------------
(G. P. Maloney, Attorney-in-Fact)



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

                                              Columbus Southern Power Company


                                              By:      /s/ G. P. Maloney
                                                 --------------------------
                                              (G. P. Maloney, Vice President)

Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director

(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
  ---------------------------           and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
  ---------------------------           and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

         *Henry Fayne
         *Wm. J. Lhota
      *James J. Markowsky
       *J. H. Vipperman

*By:   /s/ G. P. Maloney                                      March 25, 1997
----------------------------------
(G. P. Maloney, Attorney-in-Fact)



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

                                              Indiana Michigan Power Company

                                              By:   /s/ G. P. Maloney
                                              ------------------------------
                                              (G. P. Maloney, Vice President)
Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----
(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director
(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
  ---------------------------           and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
  ---------------------------           and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

       *C. R. Boyle, III
         *G. A. Clark
       *W. N. D'Onofrio
         *Wm. J. Lhota
      *James J. Markowsky
        *D. B. Synowiec
        *D. M. Trenary
       *J. H. Vipperman
        *W. E. Walters
       *E. H. Wittkamper
   *By:   /s/ G. P. Maloney                                   March 25, 1997
     ---------------------
(G. P. Maloney, Attorney-in-Fact)



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

                                              Kentucky Power Company


                                              By:    /s/ G. P. Maloney
                                                 -------------------------
                                               G. P. Maloney, Vice President)

Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director

(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
  ---------------------------           and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
  ---------------------------           and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

         *Wm. J. Lhota
      *James J. Markowsky
       *J. H. Vipperman

*By:   /s/ G. P. Maloney                                      March 25, 1997
----------------------------------
(G. P. Maloney, Attorney-in-Fact)



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

                                              Ohio Power Company


                                              By:     /s/ G. P. Maloney
                                                --------------------------
                                              (G. P. Maloney, Vice President)

Date:  March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

           Signature                        Title                  Date
           ---------                        -----                  ----

(i) Principal Executive Officer:
                                   Chairman of the Board,
     *E. Linn Draper, Jr.          Chief Executive Officer
                                        and Director

(ii) Principal Financial Officer:

       /s/ G. P. Maloney               Vice President         March 25, 1997
  ---------------------------           and Director
        (G. P. Maloney)

(iii) Principal Accounting Officer:

       /s/ P. J. DeMaria         Vice President, Controller   March 25, 1997
  ---------------------------           and Director
        (P. J. DeMaria)

(iv) A Majority of the Directors:

         *Henry Fayne
         *Wm. J. Lhota
      *James J. Markowsky
       *J. H. Vipperman

*By:   /s/ G. P. Maloney                                      March 25, 1997
----------------------------------
(G. P. Maloney, Attorney-in-Fact)

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . S-2

The following financial statement schedules for the years ended
December 31, 1996, 1995 and 1994 are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-3

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-4

KENTUCKY POWER COMPANY

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-4

OHIO POWER COMPANY AND SUBSIDIARIES

     Schedule II  --  Valuation and Qualifying Accounts and Reserves . . . S-4



                         INDEPENDENT AUDITORS' REPORT


American Electric Power Company, Inc. and Subsidiaries:

     We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our reports thereon dated February 25, 1997; such financial statements and reports are included in your respective 1996 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Columbus, Ohio
February 25, 1997

        AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996  $5,430  $16,382   $ 7,224 (a)$25,344(b)  $3,692
  Year Ended December 31, 1995  $4,056  $12,907   $ 5,927 (a)$17,460(b)  $5,430
  Year Ended December 31, 1994  $4,048  $20,265   $(3,556)(a)$16,701(b)  $4,056

---------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996  $2,253   $1,748     $779(a)  $4,093(b)  $  687
  Year Ended December 31, 1995  $  830   $3,442     $963(a)  $2,982(b)  $2,253
  Year Ended December 31, 1994  $1,344   $2,297     $596(a)  $3,407(b)  $  830

--------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996   $1,061  $7,720    $3,978(a)$11,727(b)  $1,032
  Year Ended December 31, 1995   $1,768  $4,873    $3,531(a)$ 9,111(b)  $1,061
  Year Ended December 31, 1994   $  991  $6,181    $2,778(a)$ 8,182(b)  $1,768

--------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996    $334    $2,208    $791(a)  $3,177(b)   $156
  Year Ended December 31, 1995    $121    $1,506    $632(a)  $1,925(b)   $334
  Year Ended December 31, 1994    $505    $  774    $707(a)  $1,864(b)   $121

--------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                            KENTUCKY POWER COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996    $259    $1,507    $311(a)  $1,805(b)    $272
  Year Ended December 31, 1995    $260    $  925    $234(a)  $1,160(b)    $259
  Year Ended December 31, 1994    $208    $  600    $ 84(a)  $  632(b)    $260

---------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                      OHIO POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==============================================================================================
           Column A             Column B      Column C       Column D  Column E
----------------------------------------------------------------------------------------------
                                              Additions
                                        ---------------------
                               Balance atCharged toCharged to         Balance at
                               BeginningCosts and   Other               End of
          Description          of Period Expenses  Accounts Deductions  Period
----------------------------------------------------------------------------------------------
                                (in thousands)
Deducted from Assets:
 Accumulated Provision for
  Uncollectible Accounts:
  Year Ended December 31, 1996  $1,424   $ 2,874  $   532 (a)$3,397(b)  $1,433
  Year Ended December 31, 1995  $1,019   $ 1,952  $   472 (a)$2,019(b)  $1,424
  Year Ended December 31, 1994  $  960   $10,087  $(7,785)(a)$2,243(b)  $1,019

---------------------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                                 EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. Section 229.10(d) and Section 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (<dagger>), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

Exhibit Number                              Description
--------------                              -----------

AEGCo

   3(a)             -- Copy of Articles of Incorporation of AEGCo
                       [Registration Statement on Form 10 for the Common Shares of AEGCo, File No. 0-18135, Exhibit 3(a)].
   3(b)             -- Copy of the Code of Regulations of AEGCo [Registration
                       Statement on Form 10 for the Common Shares of AEGCo, File No. 0-18135, Exhibit 3(b)].
  10(a)             -- Copy of Capital Funds Agreement dated as of December
                       30, 1988 between AEGCo and AEP [Registration Statement No. 33-32752, Exhibit 28(a)].
  10(b)(1)          -- Copy of Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2)          -- Copy of Unit Power Agreement, dated as of August 1,
                       1984, among AEGCo, I&M and KEPCo [Registration Statement No. 33-32752, Exhibit 28(b)(2)].
  10(b)(3)          -- Copy of Agreement, dated as of October 1, 1984, among
                       AEGCo, I&M, APCo and Virginia Electric and Power Company [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)             -- Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C),
                       28(c)(5)(C) and 28(c)(6)(C); Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B),
                       10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
 *13                -- Copy of those portions of the AEGCo 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

AEP<double-dagger>

   3(a)             -- Copy of Restated Certificate of Incorporation of AEP,
                       dated April 26, 1978 [Registration Statement No. 2-62778, Exhibit 2(a)].
   3(b)(1)          -- Copy of Certificate of Amendment of the Restated
                       Certificate of Incorporation of AEP, dated April 23, 1980 [Registration Statement No. 33-1052, Exhibit 4(b)].
   3(b)(2)          -- Copy of Certificate of Amendment of the Restated
                       Certificate of Incorporation of AEP, dated April 28, 1982 [Registration Statement No. 33-1052, Exhibit 4(c)].
   3(b)(3)          -- Copy of Certificate of Amendment of the Restated
                       Certificate of Incorporation of AEP, dated April 25, 1984 [Registration Statement No. 33-1052, Exhibit 4(d)].
   3(b)(4)          -- Copy of Certificate of Change of the Restated
                       Certificate of Incorporation of AEP, dated July 5, 1984 [Registration Statement No. 33-1052, Exhibit 4(e)].
   3(b)(5)          -- Copy of Certificate of Amendment of the Restated
                       Certificate of Incorporation of AEP, dated April 27, 1988 [Registration Statement No. 33-1052, Exhibit 4(f)].
   3(c)             -- Composite copy of the Restated Certificate of
                       Incorporation of AEP, as amended [Registration Statement No. 33-1052, Exhibit 4(g)].
  *3(d)             -- Copy of By-Laws of AEP, as amended through February 26,
                       1997.
  10(a)             -- Interconnection Agreement, dated July 6, 1951, among
                       APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
<dagger>10(c)(1)    -- AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
<dagger>10(c)(2)    -- Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
<dagger>10(d)       -- AEP Deferred Compensation Agreement for directors, as
                       amended, effective October 24, 1984 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1984, File No. 1-3525, Exhibit 10(e)].
<dagger>10(e)       -- AEP Accident Coverage Insurance Plan for directors
                       [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].
*<dagger>10(f)(1)   -- AEP Deferred Compensation and Stock Plan for
                       Non-Employee Directors.
*<dagger>10(f)(2)   -- AEP Stock Unit Accumulation Plan for Non-Employee
                       Directors.
<dagger>10(g)(1)(A) -- AEP Excess Benefit Plan, as amended through January 4,
                       1996 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(g)(1)(A)].
<dagger>10(g)(1)(B) -- Guaranty by AEP of the Service Corporation Excess
                       Benefits Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(h)(1)(B)].
*<dagger>10(g)(2)   -- AEP System Supplemental Savings Plan, as amended
                       through November 15, 1995 (Non-Qualified).
<dagger>10(g)(3)    -- Service Corporation Umbrella Trust<trade-mark> for
                       Executives [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525,
                       Exhibit 10(g)(3)].
<dagger>10(h)(1)    -- Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(3)].
*<dagger>10(i)(1)   -- AEP System Senior Officer Annual Incentive Compensation
                       Plan.
*<dagger>10(i)(2)   -- American Electric Power System Performance Share
                       Incentive Plan, as Amended and Restated through February 26, 1997.
  10(j)             -- Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C),
                       28(c)(5)(C) and 28(c)(6)(C); Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                       28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C);
                       and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B),
                       10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B); Annual Report
                       on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B),
                       10(e)(2)(B), 10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and
                       10(e)(6)(B)].
  10(k)             -- Lease Agreement dated January 20, 1995 between OPCo and
                       JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
 *10(l)             -- Modification No. 1 to the AEP System Interim Allowance
                       Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation.
 *13                -- Copy of those portions of the AEP 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
 *21                -- List of subsidiaries of AEP.
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

APCo<double-dagger>

   3(a)             -- Copy of Restated Articles of Incorporation of APCo, and
                       amendments thereto to November 4, 1993 [Registration Statement No. 33-50163, Exhibit 4(a); Registration Statement No. 33-53805, Exhibits 4(b) and 4(c)].
   3(b)             -- Copy of Articles of Amendment to the Restated Articles
                       of Incorporation of APCo, dated June 6, 1994 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 3(b)].

  *3(c)             -- Copy of Articles of Amendment to the Restated Articles
                       of Incorporation of APCo, dated March 6, 1997.
  *3(d)             -- Composite copy of the Restated Articles of
                       Incorporation of APCo (amended as of March 7, 1997).
   3(e)             -- Copy of By-Laws of APCo (amended as of January 1, 1996)
                       [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1995, File No. 1-3457, Exhibit 3(d)].
   4(a)             -- Copy of Mortgage and Deed of Trust, dated as of
                       December 1, 1940, between APCo and Bankers Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration Statement No. 2-7289,
                       Exhibit 7(b); Registration Statement No. 2-19884,
                       Exhibit 2(1); Registration Statement No. 2-24453,
                       Exhibit 2(n); Registration Statement No. 2-60015, Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6),
                       2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10), 2(b)(12),
                       2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18),
                       2(b)(19), 2(b)(20), 2(b)(21), 2(b)(22), 2(b)(23),
                       2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and 2(b)(28);
                       Registration Statement No. 2-64102, Exhibit 2(b)(29); Registration Statement No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31); Registration Statement No. 2-69217,
                       Exhibit 2(b)(32); Registration Statement No. 2-86237,
                       Exhibit 4(b); Registration Statement No. 33-11723,
                       Exhibit 4(b); Registration Statement No. 33-17003,
                       Exhibit 4(a)(ii), Registration Statement No. 33-30964,
                       Exhibit 4(b); Registration Statement No. 33-40720,
                       Exhibit 4(b); Registration Statement No. 33-45219,
                       Exhibit 4(b); Registration Statement No. 33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410, Exhibit 4(b); Registration Statement No. 33-59834, Exhibit 4(b); Registration Statement No. 33-50229, Exhibits 4(b) and 4(c); Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and 4(e); Registration Statement No. 333-01049, Exhibits 4(b) and 4(c); Registration Statement No. 333-20305, Exhibits 4(b) and 4(c)].
  *4(b)             -- Copy of Indenture Supplemental, dated as of February 1,
                       1997, to Mortgage and Deed of Trust.
  10(a)(1)          -- Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2)          -- Copy of Inter-Company Power Agreement, dated as of July
                       10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)          -- Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)             -- Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)             -- Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
<dagger>10(e)(1)    -- AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
<dagger>10(e)(2)    -- Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
<dagger>10(f)(1)    -- AEP System Senior Officer Annual Incentive Compensation
                       Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
<dagger>10(f)(2)    -- American Electric Power System Performance Share
                       Incentive Plan as Amended and Restated through February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525,
                       Exhibit 10(i)(2)].
<dagger>10(g)(1)    -- Excess Benefits Plan [Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(g)(1)(A)].
<dagger>10(g)(2)    -- AEP System Supplemental Savings Plan (Non-Qualified)
                       [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(g)(2)].
<dagger>10(g)(3)    -- Umbrella Trust<trade-mark> for Executives [Annual
                       Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
<dagger>10(h)(1)    -- Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(3)].
 *12                -- Statement re: Computation of Ratios.
 *13                -- Copy of those portions of the APCo 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
  21                -- List of subsidiaries of APCo [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 21].
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

CSPCo<double-dagger>

   3(a)             -- Copy of Amended Articles of Incorporation of CSPCo, as
                       amended to March 6, 1992 [Registration Statement No. 33-53377, Exhibit 4(a)].
   3(b)             -- Copy of Certificate of Amendment to Amended Articles of
                       Incorporation of CSPCo, dated May 19, 1994 [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(b)].
   3(c)             -- Composite copy of Amended Articles of Incorporation of
                       CSPCo, as amended [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(c)].
   3(d)             -- Copy of Code of Regulations and By-Laws of CSPCo
                       [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].
   4(a)             -- Copy of Indenture of Mortgage and Deed of Trust, dated
                       September 1, 1940, between CSPCo and City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No. 2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652, Exhibit 4(b); Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389, Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
                       Registration Statement No. 33-35651, Exhibit 4(b); Registration Statement No. 33-46859, Exhibits 4(b) and 4(c); Registration Statement No. 33-50316, Exhibits 4(b) and 4(c); Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No. 33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)].
  10(a)(1)          -- Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2)          -- Copy of Inter-Company Power Agreement, dated July 10,
                       1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)          -- Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)             -- Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)             -- Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
 *12                -- Statement re: Computation of Ratios.
 *13                -- Copy of those portions of the CSPCo 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

I&M<double-dagger>
   3(a)             -- Copy of the Amended Articles of Acceptance of I&M and
                       amendments thereto [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 3(a)].
  *3(b)             -- Copy of Articles of Amendment to the Amended Articles
                       of Acceptance of I&M, dated March 6, 1997.
  *3(c)             -- Composite Copy of the Amended Articles of Acceptance of
                       I&M (amended as of March 7, 1997).
   3(d)             -- Copy of the By-Laws of I&M (amended as of January 1,
                       1996) [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1995, File No. 1-3570, Exhibit 3(c)].
   4(a)             -- Copy of Mortgage and Deed of Trust, dated as of June 1,
                       1939, between I&M and Irving Trust Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No. 2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5),
                       2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11),
                       2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and
                       2(c)(17); Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389, Exhibit 2(a)(19); Registration Statement No. 2-67728, Exhibit 2(b)(20); Registration Statement No. 2-85016, Exhibit 4(b); Registration Statement No. 33-5728, Exhibit 4(c); Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230, Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv) and 4(a)(v); Registration Statement No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                       Registration Statement No. 33-54480, Exhibits 4(b)(i) and 4(b)(ii); Registration Statement No. 33-60886,
                       Exhibit 4(b)(i); Registration Statement No. 33-50521, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1994, File No. 1-3570, Exhibit 4(b)].
  *4(b)             -- Copy of Indenture Supplemental, dated as of February 1,
                       1997, to Mortgage and Deed of Trust.
  10(a)(1)          -- Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2)          -- Copy of Inter-Company Power Agreement, dated as of July
                       10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457,
                       Exhibit 10(a)(2)(B)].
  10(a)(3)          -- Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)             -- Copy of Interconnection Agreement, dated July 6, 1951,
                       between APCo, CSPCo, KEPCo, I&M, and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)             -- Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)             -- Copy of Nuclear Material Lease Agreement, dated as of
                       December 1, 1990, between I&M and DCC Fuel Corporation [Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 10(d)].
  10(f)             -- Copy of Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C),
                       28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                       10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
 *12                -- Statement re: Computation of Ratios
 *13                -- Copy of those portions of the I&M 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
  21                -- List of subsidiaries of I&M [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 21].
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

KEPCo<double-dagger>

   3(a)             -- Copy of Restated Articles of Incorporation of KEPCo
                       [Annual Report on Form 10-K of KEPCo for the fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
   3(b)             -- Copy of By-Laws of KEPCo (amended as of January 1,
                       1996) [Annual Report on Form 10-K of KEPCo for the fiscal year ended December 31, 1995, File No. 1-6858,
                       Exhibit 3(b)].
   4(a)             -- Copy of Mortgage and Deed of Trust, dated May 1, 1949,
                       between KEPCo and Bankers Trust Company, as
                       supplemented and amended [Registration Statement No. 2-65820, Exhibits 2(b)(1), 2(b)(2), 2(b)(3), 2(b)(4),
                       2(b)(5), and 2(b)(6); Registration Statement No. 33-39394, Exhibits 4(b) and 4(c); Registration Statement No. 33-53226, Exhibits 4(b) and 4(c); Registration Statement No. 33-61808, Exhibits 4(b) and 4(c), Registration Statement No. 33-53007, Exhibits 4(b), 4(c) and 4(d)].
  10(a)             -- Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(c)             -- Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
 *12                -- Statement re: Computation of Ratios.
 *13                -- Copy those portions of the KEPCo 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.

OPCo<double-dagger>

   3(a)             -- Copy of Amended Articles of Incorporation of OPCo, and
                       amendments thereto to December 31, 1993 [Registration Statement No. 33-50139, Exhibit 4(a); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 3(b)].
   3(b)             -- Certificate of Amendment to Amended Articles of
                       Incorporation of OPCo, dated May 3, 1994 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 3(b)].
  *3(c)             -- Copy of Certificate of Amendment to Amended Articles of
                       Incorporation of OPCo, dated March 6, 1997.
  *3(d)             -- Composite copy of the Amended Articles of Incorporation of OPCo (amended as of March 7, 1997).
   3(e)             -- Copy of Code of Regulations of OPCo [Annual Report on
                       Form 10-K of OPCo for the fiscal year ended December 31, 1990, File No. 1-6543, Exhibit 3(d)].
   4(a)             -- Copy of Mortgage and Deed of Trust, dated as of October
                       1, 1938, between OPCo and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4; Registration Statement No. 2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6),
                       2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11),
                       2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16),
                       2(c)(17), 2(c)(18), 2(c)(19), 2(c)(20), 2(c)(21),
                       2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26),
                       2(c)(27), 2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31);
                       Registration Statement No. 2-83591, Exhibit 4(b); Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(vi); Registration Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit 4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                       Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 4(b)].
  10(a)(1)          -- Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2)          -- Copy of Inter-Company Power Agreement, dated July 10,
                       1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457,
                       Exhibit 10(a)(2)(B)].
  10(a)(3)          -- Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)             -- Copy of Interconnection Agreement, dated July 6, 1951,
                       between APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
  10(c)             -- Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)             -- Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)             -- Copy of Amendment No. 1, dated October 1, 1973, to
                       Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543,
                       Exhibit 10(f)].
<dagger>10(f)(1)    -- AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
<dagger>10(f)(2)    -- Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
<dagger>10(g)(1)    -- AEP System Senior Officer Annual Incentive Compensation
                       Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
<dagger>10(g)(2)    -- American Electric Power System Performance Share
                       Incentive Plan, as Amended and Restated through February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(2)].
<dagger>10(h)(1)    -- Excess Benefits Plan [Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1995, File No. 1-3525, Exhibit 10(g)(1)(A)].
<dagger>10(h)(2)    -- AEP System Supplemental Savings Plan (Non-Qualified)
                       [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(g)(2)].
<dagger>10(h)(3)    -- Umbrella Trust<trade-mark> for Executives [Annual
                       Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
<dagger>10(i)(1)    -- Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135, Exhibit 10(g)(2)].
  10(j)             -- Lease Agreement dated January 20, 1995 between OPCo and
                       JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
 *12                -- Statement re: Computation of Ratios.
 *13                -- Copy of those portions of the OPCo 1996 Annual Report
                       (for the fiscal year ended December 31, 1996) which are incorporated by reference in this filing.
  21                -- List of subsidiaries of OPCo [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 21].
 *23                -- Consent of Deloitte & Touche LLP.
 *24                -- Power of Attorney.
 *27                -- Financial Data Schedules.


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