Form 10-Q
period 1998-06-30
AMERICAN ELECTRIC POWER COMPANY INC
filed 1998-08-14
CIK 4904

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THE FILING.



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended JUNE 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period from          to
Commission             Registrant; State of Incorporation;        I. R. S. Employer
File Number             Address; and Telephone Number             Identification No.
  1-3525        AMERICAN ELECTRIC POWER COMPANY, INC.                   13-4922640
                (A New York Corporation)
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  0-18135       AEP GENERATING COMPANY (An Ohio Corporation)            31-1033833
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  1-3457        APPALACHIAN POWER COMPANY (A Virginia Corporation)      54-0124790
                40 Franklin Road, Roanoke, Virginia  24011
                Telephone (540) 985-2300

  1-2680        COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)   31-4154203
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  1-3570        INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation) 35-0410455
                One Summit Square
                P.O. Box 60, Fort Wayne, Indiana  46801
                Telephone (219) 425-2111

  1-6858        KENTUCKY POWER COMPANY (A Kentucky Corporation)         61-0247775
                1701 Central Avenue, Ashland, Kentucky  41101
                Telephone (800) 572-1141

  1-6543        OHIO POWER COMPANY (An Ohio Corporation)                31-4271000
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

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

                                             Yes   X          No

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at July 31, 1998 was 190,884,198.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                   For The Quarter Ended June 30, 1998
                                  INDEX

                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Statements of Retained Earnings. . . . . . . . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-10
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-11- A-17

           AEP Generating Company:
             Statements of Income and Statements of Retained Earnings . . B-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . B-2 - B-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . B-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . B-5
             Management's Narrative Analysis of Results of Operations . . B-6 - B-7

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-8
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-9 - C-13

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . D-4
             Notes to Consolidated Financial Statements . . . . . . . . . D-5 - D-7
             Management's Narrative Analysis of Results of Operations . . D-8 - D-9

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5 - E-9
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-10- E-16

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . . F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . F-5 - F-7
             Management's Narrative Analysis of Results of Operations . . F-8 - F-9


                                            AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                                 FORM 10-Q

                                            For The Quarter Ended June 30, 1998

                                                   INDEX

                                                                        Page
           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . G-4
             Notes to Consolidated Financial Statements . . . . . . . . G-5 - G-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . G-8 - G-12


Part II. OTHER INFORMATION

           Item 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-4

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-5




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

                      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per-share amounts)
                               (UNAUDITED)
                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,

                                              1998        1997        1998        1997
OPERATING REVENUES . . . . . . . . . . . . $2,737,851  $1,382,158  $4,908,434  $2,874,227

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .    406,207     362,330     844,186     770,619
  Purchased Power. . . . . . . . . . . . .  1,324,563      29,548   2,033,065      55,956
  Other Operation. . . . . . . . . . . . .    310,949     300,305     602,449     602,585
  Maintenance. . . . . . . . . . . . . . .    125,505     124,728     245,448     224,113
  Depreciation and Amortization. . . . . .    144,653     151,549     288,269     303,501
  Taxes Other Than Federal Income Taxes. .    121,158     122,166     246,331     248,780
  Federal Income Taxes . . . . . . . . . .     77,626      70,277     165,564     175,440
          TOTAL OPERATING EXPENSES . . . .  2,510,661   1,160,903   4,425,312   2,380,994

OPERATING INCOME . . . . . . . . . . . . .    227,190     221,255     483,122     493,233

NONOPERATING INCOME (LOSS) . . . . . . . .        (92)      5,686         702      10,195

INCOME BEFORE INTEREST CHARGES AND
 PREFERRED DIVIDENDS . . . . . . . . . . .    227,098     226,941     483,824     503,428

INTEREST CHARGES . . . . . . . . . . . . .    106,234     103,651     209,785     197,473

PREFERRED STOCK DIVIDEND REQUIREMENTS
 OF SUBSIDIARIES . . . . . . . . . . . . .      2,780       2,151       5,368      12,255

NET INCOME . . . . . . . . . . . . . . . . $  118,084  $  121,139  $  268,671  $  293,700
AVERAGE NUMBER OF SHARES OUTSTANDING . . .    190,524     188,822     190,305     188,585
EARNINGS PER SHARE . . . . . . . . . . . .      $0.62       $0.64       $1.41       $1.56
CASH DIVIDENDS PAID PER SHARE. . . . . . .      $0.60       $0.60       $1.20       $1.20

              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               (UNAUDITED)
                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,

                                              1998        1997        1998        1997
                                                           (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $1,641,607  $1,607,776  $1,605,017  $1,547,746
NET INCOME . . . . . . . . . . . . . . . .    118,084     121,139     268,671     293,700

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . .    114,224     113,227     228,221     226,170
  Other. . . . . . . . . . . . . . . . . .          1         649           1         237

BALANCE AT END OF PERIOD . . . . . . . . . $1,645,466  $1,615,039  $1,645,466  $1,615,039

See Notes to Consolidated Financial Statements.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                                June 30,     December 31,
                                                                  1998           1997

                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . .    $ 9,531,018    $ 9,493,158
  Transmission . . . . . . . . . . . . . . . . . . . . . .      3,547,449      3,501,580
  Distribution . . . . . . . . . . . . . . . . . . . . . .      4,691,746      4,654,234
  General (including mining assets and nuclear fuel) . . .      1,606,781      1,604,671
  Construction Work in Progress. . . . . . . . . . . . . .        431,457        342,842
          Total Electric Utility Plant . . . . . . . . . .     19,808,451     19,596,485
  Accumulated Depreciation and Amortization. . . . . . . .      8,179,113      7,963,636

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . .     11,629,338     11,632,849





OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . .      1,499,427      1,356,504





CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . .        175,338         91,481
  Accounts Receivable (net). . . . . . . . . . . . . . . .        867,505        667,518
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .        245,753        224,967
  Materials and Supplies . . . . . . . . . . . . . . . . .        273,802        263,613
  Accrued Utility Revenues . . . . . . . . . . . . . . . .        197,280        189,191
  Energy Marketing and Trading Contracts . . . . . . . . .        785,777          2,306
  Prepayments. . . . . . . . . . . . . . . . . . . . . . .         95,577         81,366

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .      2,641,032      1,520,442



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . .      1,818,641      1,817,540



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . .        223,797        288,011

            TOTAL. . . . . . . . . . . . . . . . . . . . .    $17,812,235    $16,615,346

See Notes to Consolidated Financial Statements.

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                               June 30,      December 31,
                                                                 1998            1997
                                                                    (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1998          1997
    Shares Authorized . . . .600,000,000   300,000,000
    Shares Issued . . . . . .199,868,779   198,989,981
    (8,999,992 shares were held in treasury) . . . . . . .   $ 1,299,147     $ 1,293,435
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .     1,815,409       1,778,782
  Retained Earnings. . . . . . . . . . . . . . . . . . . .     1,645,466       1,605,017
          Total Common Shareholders' Equity. . . . . . . .     4,760,022       4,677,234
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . . . .        46,350          46,724
    Subject to Mandatory Redemption. . . . . . . . . . . .       127,605         127,605
  Long-term Debt . . . . . . . . . . . . . . . . . . . . .     5,133,689       5,129,463

          TOTAL CAPITALIZATION . . . . . . . . . . . . . .    10,067,666       9,981,026

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .     1,326,752       1,246,537

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . .       423,109         294,454
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .       506,275         555,075
  Accounts Payable . . . . . . . . . . . . . . . . . . . .       512,015         353,256
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       302,843         380,771
  Interest Accrued . . . . . . . . . . . . . . . . . . . .        72,126          76,361
  Obligations Under Capital Leases . . . . . . . . . . . .       103,050         101,089
  Energy Marketing and Trading Contracts . . . . . . . . .       771,829           1,983
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       380,908         322,687

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     3,072,155       2,085,676

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .     2,543,549       2,560,921

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .       364,753         376,250

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . . .       226,681         231,320

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . .       210,679         133,616

COMMITMENTS AND CONTINGENCIES (Note 7)

            TOTAL. . . . . . . . . . . . . . . . . . . . .   $17,812,235     $16,615,346

See Notes to Consolidated Financial Statements.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                                      Six Months Ended
                                                                          June 30,

                                                                     1998         1997
                                                                       (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 268,671    $ 293,700
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . . . .   308,694      303,318
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . . .    13,988      (17,262)
    Deferred Investment Tax Credits. . . . . . . . . . . . . . . .   (11,497)     (11,673)
    Amortization of Deferred Property Taxes. . . . . . . . . . . .    78,277       76,422
    Deferred Costs Under Fuel Clause Mechanisms. . . . . . . . . .   (46,506)     (16,517)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . . .  (199,987)     (27,380)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . . .   (30,975)     (12,037)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . . .    (8,089)       7,493
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . . .   (14,211)     (28,305)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .   158,759      (30,177)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . . .   (77,928)     (41,346)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . . . .    38,552       (1,606)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . . .    92,330       71,790
        Net Cash Flows From Operating Activities . . . . . . . . .   570,078      566,420

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . . .  (363,633)    (331,278)
  Investment in Yorkshire Electricity Group plc. . . . . . . . . .      -        (357,205)
  Proceeds from Sale of Property and Other . . . . . . . . . . . .   (14,615)       4,785
        Net Cash Flows Used For Investing Activities . . . . . . .  (378,248)    (683,698)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . . .    42,051       39,023
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . . .   610,506      651,318
  Change in Short-term Debt (net). . . . . . . . . . . . . . . . .   (48,800)     319,705
  Retirement of Cumulative Preferred Stock . . . . . . . . . . . .      (276)    (433,234)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . . .  (483,233)    (196,724)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . . .  (228,221)    (226,170)
        Net Cash Flows From (Used For) Financing Activities. . . .  (107,973)     153,918

Net Increase in Cash and Cash Equivalents. . . . . . . . . . . . .    83,857       36,640
Cash and Cash Equivalents at Beginning of Period . . . . . . . . .    91,481       57,539
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . $ 175,338    $  94,179

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $205,609,000 and $190,815,000 and for income  taxes was  $117,024,000  and  $146,130,000 in 1998  and 1997, respectively.
  Noncash acquisitions under capital leases were $84,897,000 and $105,663,000 in 1998 and
  1997, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1997 Financial
     Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING AND RELATED ACTIVITIES

          During the first six months of 1998, subsidiaries issued $452 million of senior unsecured notes: $112 million at 6.51% and 6.55% due 2008 and $340 million at rates ranging from 7.20% to 7-3/8% due 2038 and $125 million of 7.60% junior subordinated deferrable interest debentures due 2038. The subsidiaries also increased the outstanding balance under a long-term revolving credit agreement by $15 million.

          The proceeds were used to retire: first mortgage bonds totaling $412 million with interest rates ranging from 6-3/4% to 9.15% and due dates ranging from 1998 to 2023, $25 million of variable rate pollution control revenue bonds due in 2025, a $16.7 million term loan with an interest rate of 6.85% at maturity and $7 million of a variable rate term loan due in 1999.

          As a result of the redemption of the 6-3/4% series first mortgage bonds due in 1998, the restriction on the use of retained earnings for the payment of common stock dividends was reduced to $6 million.

          In July 1998 subsidiaries redeemed $60 million of first mortgage bonds: $40 million of 7.95% first mortgage bonds due in 2002 and $20 million of 7.80% first mortgage bonds due in 2023. Consequently the bonds were reclassified as a current liability on the balance sheet.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

4.   INVESTMENT IN YORKSHIRE

          The Company has a 50% ownership interest in Yorkshire Power Group Limited which is accounted for using the equity method of accounting and included in nonoperating income. The following amounts which are not included in AEP's consolidated financial statements represent summarized consolidated financial information of Yorkshire Power Group Limited for the quarter and six months ended June 30, 1998:

                                Quarter          Year-to-Date
                                      (in millions)
     Income Statement Data:
       Operating Revenues        $503.9             $1,167.1
       Operating Income            92.5                182.2
       Net Income (Loss)          (14.8)                (7.9)

          The net loss resulted from a write-down of an investment in Ionica, a United Kingdom telecommunications company, in the quarter ended June 30, 1998.

5.   ENERGY MARKETING AND TRADING

          During 1998, the Company substantially increased the volume of its electricity and gas marketing and trading businesses.
     The purpose of such businesses is to utilize the Company's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income, thereby enhancing both customer and shareholder value.

          Such businesses involve the marketing of energy under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Company's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Company had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion.
  The Company
     has also purchased and sold electricity and gas options, futures and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside its traditional marketing area and for gas. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the fair value of such trading activity is reported as a current asset and a current liability. The average fair value of the current asset and the current liability was $272 million and $267 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity and gas market conditions and prices, the open forward marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

6.   PROPOSED MERGER

          As discussed in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company and Central and South West Corporation (CSW) agreed to merge. At the annual meeting in May 1998, AEP shareholders approved the issuance of AEP common shares to effect the merger and approved an increase in the authorized shares of AEP Common Stock from 300,000,000 to 600,000,000. CSW shareholders approved the merger at their annual meeting in May 1998. The companies have filed for approval to merge with the Federal Energy Regulatory Commission and all of CSW's state regulatory commissions: Arkansas, Louisiana, Oklahoma and Texas.

          On August 13, 1998, the Arkansas Public Service Commission approved the merger, subject to a number of conditions. The
     Company is reviewing the conditions in the order.

7.   CONTINGENCIES

     Taxes

          As discussed in Note 10, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deductions through June 30, 1998 would reduce earnings by approximately $307 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Cook Nuclear Plant Shutdown

          As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, both units of the Cook Nuclear Plant were shut down by Indiana Michigan Power Company (I&M) in September 1997 due to questions regarding the operability of certain safety systems, which arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action Letter in September 1997 requiring I&M to address the issues identified in the letter. Certain issues identified in the letter have been addressed. I&M is working with the NRC to resolve the remaining issue in the letter and other issues related to the restart of the units.

          On April 17, 1998, the NRC notified I&M that it had convened a Restart Panel for Cook Plant. I&M is meeting with the Panel on a regular basis, until the Cook Plant units are returned to service, to identify and address the issues necessary for the restart of the units. On July 9, 1998, I&M presented its proposed schedule for restart activities for Cook Plant Unit 1 to the NRC. According to I&M's proposed schedule, the required maintenance activities for Unit 1 would extend into November. On July 30, 1998, I&M received a letter from the NRC providing the NRC's list of required restart activities. In response to this letter, I&M will be meeting with the NRC to further define the scope and schedule of the outage. When maintenance and other activities required for restart are complete, I&M will seek regulatory approval from the NRC to return Unit 1 to service. I&M cannot predict when regulatory approval will be granted. The restart schedule for Unit 2 has not been completed. If the units are not returned to service, there would be a material adverse effect on financial condition.

          The incremental cost expected to be incurred for 1998 to restart the Cook units based on a preliminary estimate is approximately $50 million. However the cost and schedule for the outage could be significantly impacted as additional work is identified. Through June 30, 1998, $13 million of costs for the restart have been incurred.

          On July 24, 1998, I&M received an "adverse trend letter" from the NRC indicating that NRC senior managers had determined that there had been a slow decline in performance at the Cook Plant during the 18 month period preceding the letter. The letter indicates that the NRC will closely monitor efforts to address issues at Cook Plant through additional inspection activities.

          The cost of electricity supplied to retail customers rose due to the outage of the two units since higher cost coal-fired generation and purchased power were substituted for low cost nuclear generation. In the Indiana and Michigan retail jurisdictions fuel cost recovery mechanisms permit the recovery, subject to regulatory commission review and approval, of changes in fuel costs including the fuel component of purchased power in the Indiana jurisdiction and changes in replacement power in the Michigan jurisdiction. Under the fuel cost recovery mechanisms, retail rates contain a fuel cost adjustment factor that reflects estimated fuel costs for the period during which the factor will be in effect subject to reconciliation to actual fuel costs in a future proceeding. When actual fuel costs exceed the estimated costs reflected in the billing factor, a regulatory asset is recorded and revenues are accrued.

          Due to the unscheduled Cook Plant outage, I&M's actual fuel costs significantly exceeded the estimated fuel costs reflected in its fuel cost adjustment factors. A regulatory asset has been recorded for revenues accrued in anticipation of future reconciliation and billing of the higher fuel costs to customers. At June 30, 1998, the accrued regulatory asset was $53 million.

          On June 3, 1998, the Indiana Utility Regulatory Commission approved an agreement authorizing I&M during the billing months of July through September 1998 to apply a fuel cost adjustment factor less than that requested by I&M, subject to future reconciliation or refund. The agreement provides the parties to the proceeding with the opportunity to conduct discovery regarding certain issues that were raised in the proceeding, including the recovery of replacement energy cost due to the Cook Plant outage, in anticipation of resolving the issues in a future fuel cost adjustment proceeding. Management believes that it should be able to recover the Cook replacement energy costs; however, if recovery of the replacement costs were to be denied, results of operations and cash flows would be adversely affected.

     Other

          The Company continues to be involved in certain other matters discussed in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

RESULTS OF OPERATIONS
     Net income decreased $3.1 million or 3% in the second quarter and $25 million or 9% in the year-to-date period due primarily to the write-down of an investment in a telecommunications company and unplanned outages at some generating plants including an extended outage of the Company's nuclear plant and in the year-to-date period the cost for repair and restoration of service caused by two severe snowstorms and increased interest expense.
     Income statement line items which changed significantly were:
                                       Increase (Decrease)
                              Second Quarter     Year-To-Date
                              (in millions)  %  (in millions)  %

Operating Revenues . . . . . .   $1,355.7   98     $2,034.2   71
Fuel Expense . . . . . . . . .       43.9   12         73.6   10
Purchased Power Expense. . . .    1,295.0  N.M.     1,977.1  N.M.
Other Operation Expense. . . .       10.6    4         (0.1)  -
Maintenance Expense. . . . . .        0.8    1         21.3   10
Depreciation and Amortization.       (6.9)  (5)       (15.2)  (5)
Federal Income Taxes . . . . .        7.3   10         (9.9)  (6)
Nonoperating Income. . . . . .       (5.8)(102)        (9.5) (93)

N.M. = Not Meaningful

     Although the unplanned outages at some generating units resulted in the loss of sales opportunities, operating revenues increased in both periods reflecting increased energy sales to retail and wholesale customers. Retail energy sales increased 5% in the second quarter and 2% in the year-to-date period. Energy sales to all retail customer classes increased reflecting warmer springtime temperatures, additional customers, and a return to operation of a large industrial customer after a labor strike.
     Revenues from lower margin wholesale sales increased significantly in both periods primarily as a result of sales from a new power marketing business started in July 1997. The new power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The significant increase in wholesale revenues was heavily offset by a significant increase in power purchases by the new power marketing operation.
     The increase in fuel expense was primarily attributable to an increase in coal fired generation to meet the increased demand for electricity and an increase in the average cost of fuel consumed reflecting the unavailability of lower cost nuclear generation due to the unplanned outage of both Cook Plant units in 1998.
     Purchases of electricity by the new power marketing business accounted for the significant increase in purchased power expense.
     The increase in other operation expense in the second quarter is due to steam plant costs reflecting the increase in coal-fired generation and increased energy delivery and customer service costs.
     Maintenance expense increased in the year-to-date period due to expenditures for repair of transmission and distribution facilities resulting from two snowstorms in the Company's Kentucky, Virginia and West Virginia service territories and the cost of work to prepare the Company's nuclear generating units for restart.
     The reduction in depreciation and amortization expense reflects the completion of the amortization of deferrals under rate phase-in plans by two subsidiaries. Net income was not affected by the completion of the phase-in amortizations since the recovery of the amortization ceased concurrent with the amortization.
     The increase in federal income tax expense attributable to operations in the second quarter was due to an increase in pre-tax operating income and changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
     Nonoperating income decreased in both periods primarily due to the Company's share of a write-down, by Yorkshire Power Group, of an investment in Ionica, a United Kingdom telecommunications company.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months were $449 million.
     During the first six months of 1998 subsidiaries issued $618 million principal amount of long-term obligations at interest rates ranging from 5.87% to 7.6%; retired $476 million principal amount of long-term debt with interest rates ranging from 3.8% to 9.15%;
and decreased short-term debt by $49 million.
COOK NUCLEAR PLANT SHUTDOWN
     As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1997 Financial Statements and Management's
Discussion and Analysis of Results of Operations and Financial
Condition, both units of the Cook Nuclear Plant were shut down by Indiana Michigan Power Company (I&M) in September 1997 due to questions regarding the operability of certain safety systems, which arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action
Letter in September 1997 requiring I&M to address the issues identified in the letter. Certain issues identified in the letter have been addressed. I&M is working with the NRC to resolve the remaining issue in the letter and other issues related to the restart of the units.
     On April 17, 1998, the NRC notified I&M that it had convened a Restart Panel for Cook Plant. I&M is meeting with the Panel on a regular basis, until the Cook Plant units are returned to service, to identify and address the issues necessary for the restart of the units. On July 9, 1998, I&M presented its proposed schedule for restart activities for Cook Plant Unit 1 to the NRC.
According to I&M's proposed schedule, the required maintenance activities for Unit 1 would extend into November. On July 30,
1998, I&M received a letter from the NRC providing the NRC's list of required restart activities. In response to this letter, I&M will be meeting with the NRC to further define the scope and schedule of the outage. When maintenance and other activities required for restart are complete, I&M will seek regulatory approval from the NRC to return Unit 1 to service. I&M cannot predict when regulatory approval will be granted. The restart schedule for Unit 2 has not been completed. If the units are not returned to service, there would be a material adverse effect on financial condition.
     The incremental cost expected to be incurred for 1998 to restart the Cook units based on a preliminary estimate is approximately $50 million. However the cost and schedule for the outage could be significantly impacted as additional work is identified. Through June 30, 1998, $13 million of costs for the restart have been incurred.
     On July 24, 1998, I&M received an "adverse trend letter" from the NRC indicating that NRC senior managers had determined that there had been a slow decline in performance at the Cook Plant during the 18 month period preceding the letter. The letter indicates that the NRC will closely monitor efforts to address issues at Cook Plant through additional inspection activities.
     The cost of electricity supplied to retail customers rose due to the outage of the two units since higher cost coal-fired generation and purchased power were substituted for low cost nuclear generation. In the Indiana and Michigan retail jurisdictions fuel cost recovery mechanisms permit the recovery, subject to regulatory commission review and approval, of changes in fuel costs including the fuel component of purchased power in the Indiana jurisdiction and changes in replacement power in the Michigan jurisdiction. Under the fuel cost recovery mechanisms, retail rates contain a fuel cost adjustment factor that reflects estimated fuel costs for the period during which the factor will be in effect subject to reconciliation to actual fuel costs in a future proceeding. When actual fuel costs exceed the estimated costs reflected in the billing factor, a regulatory asset is recorded and revenues are accrued.
     Due to the unscheduled Cook Plant outage, I&M's actual fuel costs significantly exceeded the estimated fuel costs reflected in its fuel cost adjustment factors. A regulatory asset has been recorded for revenues accrued in anticipation of future reconciliation and billing of the higher fuel costs to customers.
At June 30, 1998, the accrued regulatory asset was $53 million.
     On June 3, 1998, the Indiana Utility Regulatory Commission approved an agreement authorizing I&M during the billing months of July through September 1998 to apply a fuel cost adjustment factor less than that requested by I&M, subject to future reconciliation or refund. The agreement provides the parties to the proceeding with the opportunity to conduct discovery regarding certain issues that were raised in the proceeding, including the recovery of replacement energy cost due to the Cook Plant outage, in anticipation of resolving the issues in a future fuel cost adjustment proceeding. Management believes that it should be able to recover the Cook replacement energy costs; however, if recovery of the replacement costs were to be denied, results of operations and cash flows would be adversely affected.
ENERGY MARKETING AND TRADING
     During 1998, the Company substantially increased the volume of its electricity and gas marketing and trading businesses. The purpose of such businesses is to utilize the Company's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income, thereby enhancing both customer and shareholder value.
     Such businesses involve the marketing of energy under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Company's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Company had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion.
     The Company has also purchased and sold electricity and gas options, futures and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside its traditional marketing area and for gas. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the fair value of such trading activity is reported as a current asset and a current liability. The average fair value of the current asset and the current liability was $272 million and $267 million for the six months ended June 30, 1998, respectively.
     Dependent on future electricity and gas market conditions and prices, the open forward marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.
TAXES
     The Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deductions through June 30, 1998 would reduce earnings by approximately $307 million (including interest). No provisions for this amount have been recorded.
     In order to resolve this issue without further delay, on March
24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio.
Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.
COMPUTER ISSUE - YEAR 2000
     The Company has been addressing the issue of what will happen when the year 2000 arrives and many of the world's computer systems will encounter the "year 2000" problem, i.e., computers not being able to distinguish between the years 1900 and 2000. Internally the Company has been modifying or replacing its computer hardware and software programs to mitigate risk, minimize technical failures, and rapidly repair failures if they occur. Externally the problem is being addressed with entities that interact electronically with the Company, including but not limited to, suppliers, service providers, government agencies, customers, creditors and financial service organizations. If the Company's corrective actions, and/or the actions of other independent entities fail for critical applications, the Company may be adversely impacted in the year 2000. The Company began reviewing the issue in 1996 and has spent approximately $13 million on the project through June 30, 1998. The Company is continuing to study the impact of making its systems "year 2000" compliant and is working on various aspects of the issue. These activities are projected to cost an additional $43 million to $55 million.
Although significant, the cost of correcting the "year 2000" problem is not expected to have a material impact on the results of operations for any accounting period, cash flows or financial condition.
PROPOSED MERGER
     As discussed in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial
Condition, the Company and Central and South West Corporation (CSW) agreed to merge. At the annual meeting in May 1998, AEP shareholders approved the issuance of AEP common shares to effect the merger and approved an increase in the authorized shares of AEP
Common Stock from 300,000,000 to 600,000,000. CSW shareholders approved the merger at their annual meeting in May 1998. The companies have filed for approval to merge with the Federal Energy Regulatory Commission and all of CSW's state regulatory commissions: Arkansas, Louisiana, Oklahoma and Texas.
     On August 13, 1998, the Arkansas Public Service Commission approved the merger, subject to a number of conditions. The
Company is reviewing the conditions in the order.

                          AEP GENERATING COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1998      1997         1998        1997
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $54,282    $53,433     $108,334    $112,529

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    21,264     18,739       43,765      46,089
  Rent - Rockport Plant Unit 2 . . . . .    17,070     17,070       34,141      34,141
  Other Operation. . . . . . . . . . . .     2,724      2,714        5,373       5,844
  Maintenance. . . . . . . . . . . . . .     4,229      5,357        6,407       7,743
  Depreciation . . . . . . . . . . . . .     5,412      5,412       10,824      10,807
  Taxes Other Than Federal Income Taxes.       934        850        1,877       1,729
  Federal Income Taxes . . . . . . . . .       755        850        1,717       1,607

          TOTAL OPERATING EXPENSES . . .    52,388     50,992      104,104     107,960

OPERATING INCOME . . . . . . . . . . . .     1,894      2,441        4,230       4,569

NONOPERATING INCOME. . . . . . . . . . .       791        950        1,620       1,800

INCOME BEFORE INTEREST CHARGES . . . . .     2,685      3,391        5,850       6,369

INTEREST CHARGES . . . . . . . . . . . .       806      1,070        1,591       2,011

NET INCOME . . . . . . . . . . . . . . .   $ 1,879    $ 2,321     $  4,259    $  4,358



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1998      1997         1998        1997
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $1,732    $2,637       $2,528      $1,886

NET INCOME . . . . . . . . . . . . . . .     1,879     2,321        4,259       4,358

CASH DIVIDENDS DECLARED. . . . . . . . .     1,176     1,286        4,352       2,572

BALANCE AT END OF PERIOD . . . . . . . .    $2,435    $3,672       $2,435      $3,672

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)

                                                              June 30,     December 31,
                                                                1998           1997
                                                                   (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:

  Production. . . . . . . . . . . . . . . . . . . . . . . .   $627,983       $627,803
  General . . . . . . . . . . . . . . . . . . . . . . . . .      3,150          3,137
  Construction Work in Progress . . . . . . . . . . . . . .      5,957          2,510

          Total Electric Utility Plant. . . . . . . . . . .    637,090        633,450

  Accumulated Depreciation. . . . . . . . . . . . . . . . .    267,871        257,191


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    369,219        376,259


CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .      2,602            237
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     22,513         20,710
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     15,945         10,107
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,108          4,246
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        228            368


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     45,396         35,668


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      6,104          5,639


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      2,320          1,492




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $423,039       $419,058

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)

                                                              June 30,     December 31,
                                                                1998           1997
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     37,235         39,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      2,435          2,528
          Total Common Shareholder's Equity . . . . . . . .     40,670         42,763
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     44,788         69,570

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     85,458        112,333

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,069          1,259

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .     34,950         11,750
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .     17,912          9,704
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      4,750          3,420
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .        222            461
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .      4,963          4,963
  Obligations Under Capital Leases. . . . . . . . . . . . .        498            560
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      3,572          3,187

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     66,867         34,045

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    136,116        138,901

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     68,335         70,016
  Deferred Amounts Due to Customers for Federal Income Tax.     30,728         31,375

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .     99,063        101,391

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     34,466         31,129

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $423,039       $419,058

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                                1998           1997
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,259       $  4,358
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    10,824         10,807
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,689          2,379
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,681)        (1,684)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (2,785)        (2,785)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .    (1,572)        (1,460)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .    (1,803)          (200)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (5,700)           680
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     8,208          7,622
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     1,330          1,205
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .       517         (3,914)
        Net Cash Flows From Operating Activities . . . . . .    14,286         17,008

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (3,769)        (1,765)

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .    (2,000)        (2,000)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (25,000)       (20,010)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    23,200          9,225
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (4,352)        (2,572)
        Net Cash Flows Used For Financing Activities . . . .    (8,152)       (15,357)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     2,365           (114)
Cash and Cash Equivalents at Beginning of Period . . . . . .       237            139
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  2,602       $     25


Supplemental Disclosure:
  Cash  paid (received)  for interest net  of capitalized  amounts was $1,634,000 and
  $1,819,000  and  for income taxes was $(717,000) and $(562,000) in  1998  and 1997, respectively.

See Notes to Financial Statements.

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

     The accompanying unaudited financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

     In March 1998 $12.5 million of the 1995 Series A pollution control revenue bonds due 2025 and $12.5 million of the 1995 Series B pollution control revenue bonds due 2025 were redeemed.

3.   NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there were no material differences between comprehensive income and net income.

     In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
     Net income declined $0.4 million or 19% in the second quarter and $0.1 or 2% in the year-to-date period as a result of capital returned to the Company's parent in 1997 and May 1998 and the March 1998 redemption of $25 million of pollution control revenue bonds. The retirement of this long-term debt reduced cash available for temporary investment and increased short-term debt interest which is reflected as an increase in the power bills on a one-month lag as part of the return on other capital.
     Income statement line items which changed significantly were:
                                     Increase (Decrease)
                            Second Quarter     Year-to-Date
                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $ 0.8       2      $(4.2)     (4)
Fuel Expense . . . . . . . .      2.5      13       (2.3)     (5)
Other Operation Expense. . .       -        -       (0.5)     (8)
Maintenance Expense. . . . .     (1.1)    (21)      (1.3)    (17)
Federal Income Taxes . . . .     (0.1)    (11)       0.1       7
Nonoperating Income. . . . .     (0.2)    (17)      (0.2)    (10)
Interest Charges . . . . . .     (0.3)    (25)      (0.4)    (21)

     The increase in operating revenues during the second quarter reflects the recovery through the unit power agreements of higher operating expenses, primarily fuel expense. In the year-to-date period, recovery of lower operating expenses, primarily fuel and maintenance costs, and the above noted reduction in capital cost caused the decline in operating revenues.

     Fuel expense increased in the second quarter as generation increased by 19 percent. While year-to-date generation increased slightly, a lower average cost of fuel consumed, due to a reduction in coal prices, produced the reduction in fuel expense when compared to prior year.
     The decline in other operation expense in the year-to-date period is primarily due to a decrease in administrative and general expenses reflecting a reduction in allocated employee salary and benefit costs and a reduction in the FERC annual assessment.
     The decline in maintenance expense reflects lower costs due to a 1998 maintenance outage at Rockport Unit 1 being of shorter duration than a 1997 outage.
     In the second quarter, federal income taxes attributable to operations decreased due to a decrease in pre-tax operating income.
     Nonoperating income declined primarily as a result of the reduction in earnings on temporary cash investments.
     The decline in interest charges was due to the reduction in outstanding long-term debt balances reflecting the redemption of $20 million in June 1997 and $25 million in March 1998 of pollution control revenue bonds.

               APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                           1998         1997         1998          1997
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $759,793     $373,084    $1,377,283     $789,534

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  101,191       89,355       209,400      184,259
  Purchased Power. . . . . . . . . . . .  443,948       75,468       715,334      161,008
  Other Operation. . . . . . . . . . . .   62,442       61,427       117,309      125,267
  Maintenance. . . . . . . . . . . . . .   31,476       29,080        66,828       51,890
  Depreciation and Amortization. . . . .   35,788       34,274        71,193       68,249
  Taxes Other Than Federal Income Taxes.   29,934       29,763        60,178       60,036
  Federal Income Taxes . . . . . . . . .    8,822        8,320        26,600       29,094
          TOTAL OPERATING EXPENSES . . .  713,601      327,687     1,266,842      679,803
OPERATING INCOME . . . . . . . . . . . .   46,192       45,397       110,441      109,731
NONOPERATING INCOME. . . . . . . . . . .    1,561           79         1,174          323
INCOME BEFORE INTEREST CHARGES . . . . .   47,753       45,476       111,615      110,054
INTEREST CHARGES . . . . . . . . . . . .   32,629       30,098        63,292       58,192
NET INCOME . . . . . . . . . . . . . . .   15,124       15,378        48,323       51,862
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      678          680         1,147        5,645
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 14,446     $ 14,698    $   47,176     $ 46,217

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                           1998         1997        1998           1997
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $210,545     $211,382    $207,544       $208,472
NET INCOME . . . . . . . . . . . . . . .   15,124       15,378      48,323         51,862
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   29,729       28,609      59,458         57,218
    Cumulative Preferred Stock . . . . .      570          573         932          2,077
  Capital Stock Expense. . . . . . . . .      108          107         215          3,568

BALANCE AT END OF PERIOD . . . . . . . . $195,262     $197,471    $195,262       $197,471

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,956,055      $1,942,325
  Transmission . . . . . . . . . . . . . . . . . . . .      1,098,796       1,079,919
  Distribution . . . . . . . . . . . . . . . . . . . .      1,621,965       1,583,161
  General. . . . . . . . . . . . . . . . . . . . . . .        224,339         207,380
  Construction Work in Progress. . . . . . . . . . . .         81,000          88,261
          Total Electric Utility Plant . . . . . . . .      4,982,155       4,901,046
  Accumulated Depreciation and Amortization. . . . . .      1,926,369       1,869,057

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      3,055,786       3,031,989



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         41,340          34,544



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          5,810           6,947
  Accounts Receivable (net). . . . . . . . . . . . . .        164,691         163,324
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         57,462          47,901
  Materials and Supplies . . . . . . . . . . . . . . .         61,877          57,359
  Accrued Utility Revenues . . . . . . . . . . . . . .         36,482          51,208
  Energy Marketing and Trading Contracts . . . . . . .        232,141             923
  Prepayments. . . . . . . . . . . . . . . . . . . . .          7,158           6,037

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        565,621         333,699


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        432,486         441,223


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         48,226          41,975

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,143,459      $3,883,430

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          June 30,      December 31,
                                                            1998            1997
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      638,389         613,048
  Retained Earnings. . . . . . . . . . . . . . . . . .      195,262         207,544
          Total Common Shareholder's Equity. . . . . .    1,094,109       1,081,050
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       19,490          19,747
    Subject to Mandatory Redemption. . . . . . . . . .       22,310          22,310
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,532,543       1,415,026

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,668,452       2,538,133

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      141,858         137,371

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       19,504          79,509
  Short-term Debt. . . . . . . . . . . . . . . . . . .       41,000         130,300
  Accounts Payable . . . . . . . . . . . . . . . . . .       76,646          96,816
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       38,930          41,549
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,901          13,713
  Interest Accrued . . . . . . . . . . . . . . . . . .       20,056          20,949
  Revenue Refunds Accrued. . . . . . . . . . . . . . .       41,173           3,311
  Energy Marketing and Trading Contracts . . . . . . .      230,785             729
  Other. . . . . . . . . . . . . . . . . . . . . . . .       90,682          68,083

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      572,677         454,959

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      654,446         658,655

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       65,131          67,496

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       40,895          26,816

CONTINGENCIES (Note 6)

            TOTAL. . . . . . . . . . . . . . . . . . .   $4,143,459      $3,883,430

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                    Six Months Ended
                                                                        June 30,
                                                                   1998          1997
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $  48,323     $  51,862
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . .     71,825        68,902
    Deferred Federal Income Taxes. . . . . . . . . . . . . . .      2,151        (6,524)
    Deferred Power Supply Costs (net). . . . . . . . . . . . .     15,474         9,093
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . .     (1,367)        3,980
    Fuel, Materials and Supplies . . . . . . . . . . . . . . .    (14,079)       (3,761)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . .     14,726        19,802
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .    (20,170)        4,385
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .     (2,619)       12,320
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . .     37,862        (1,606)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . .      5,595       (10,972)
        Net Cash Flows From Operating Activities . . . . . . .    157,721       147,481

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . .    (89,608)      (91,759)
  Proceeds from Sale of Property . . . . . . . . . . . . . . .        880         2,241
        Net Cash Flows Used For Investing Activities . . . . .    (88,728)      (89,518)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . . .     25,000        20,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . .    193,431       183,257
  Change in Short-term Debt (net). . . . . . . . . . . . . . .    (89,300)       42,550
  Retirement of Cumulative Preferred Stock . . . . . . . . . .       (190)     (183,842)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . .   (138,471)      (56,378)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . .    (59,458)      (57,218)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . .     (1,142)       (4,746)
        Net Cash Flows Used For Financing Activities . . . . .    (70,130)      (56,377)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . .     (1,137)        1,586
Cash and Cash Equivalents at Beginning of Period . . . . . . .      6,947         7,260
Cash and Cash Equivalents at End of Period . . . . . . . . . .  $   5,810     $   8,846

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $62,272,000 and $56,791,000 and for  income  taxes  was  $30,981,000 and $24,890,000 in  1998 and 1997, respectively.
  Noncash  acquisitions under  capital  leases were $11,893,000 and $11,797,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997
     Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   RATE MATTER

          In September 1992 the Company implemented, subject to refund, an $8.7 million annual rate increase to its wholesale customers pending a final order from the Federal Energy Regulatory Commission (FERC). On June 29, 1998 the FERC granted an annual rate increase of $3.4 million and required a refund including interest of amounts collected in excess of the $3.4 million annual increase. As a result of the order, the Company increased the provision for revenue refund by $4.4 million (net of tax) in June 1998. As of June 30, 1998 a refund obligation of $39.6 million including interest has been recorded as a current liability. A rehearing of the FERC's order has been requested.

3.   FINANCING ACTIVITIES

          During the first six months of 1998, the Company issued two series of senior unsecured notes of $100 million each with rates of 7.20% and 7.30% due in 2038.

          During the first six months of 1998, the Company
     reacquired the following first mortgage bonds for $138
     million including reacquisition premiums:
                                             Principal
                                             Amount
        % Rate        Due Date               Reacquired
                                           (in thousands)
        8.75          2022 - February 1       $29,919
        8.70          2022 - May 22            35,000
        7.95          2002 - March 1           60,000
        8.43          2022 - June 1            12,529

          In June 1998, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in capital.

4.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed software acquisition and development costs with the exception of certain software costs which were capitalized in accordance with an order of the Virginia State Corporation Commission. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

5.   ENERGY MARKETING AND TRADING

          During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.

          Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $450 million for sales and approximately $450 million for purchases.

          The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $80 million and $80 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

6.   CONTINGENCIES

     Taxes

          As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National
     Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $76 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Other

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997
RESULTS OF OPERATIONS
     Net income declined $0.3 million or 2% in the second quarter and $3.5 million or 7% in the year-to-date period primarily due to a $4.4 million net of tax provision for revenue refund recorded in June 1998 and increased interest charges reflecting an increase in long-term debt outstanding and interest on revenues to be refunded to customers under a final rate order.
     Income statement line items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . . .   $386.7    104      $587.7      74
Fuel Expense . . . . . . . .     11.8     13        25.1      14
Purchased Power Expense. . .    368.5    488       554.3     344
Other Operation Expense. . .      1.0      2        (8.0)     (6)
Maintenance Expense. . . . .      2.4      8        14.9      29
Federal Income Taxes . . . .      0.5      6        (2.5)     (9)
Interest Charges . . . . . .      2.5      8         5.1       9

     Operating revenues increased significantly for both the second quarter and year-to-date period due predominantly to increased wholesale and retail sales. A new power marketing business, which started in July 1997, was the primary reason for the substantial increase in wholesale sales. The power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the power marketing operation.
     Retail sales and revenues each increased 3% for the second quarter and 2% year-to-date as demand by weather sensitive residential and commercial customers increased reflecting warmer springtime temperatures.
     The increase in fuel expense was due to an increase in generation to meet the increased demand in the retail business for electricity.

     Purchased power expense increased as a result of purchases of electricity by the new power marketing business.
     The decrease in other operation expense for the year-to-date period is due to lower charges under an AEP System transmission equalization agreement and a reduction in employee pension and benefit costs. The transmission equalization agreement combines certain AEP System companies' investment in transmission facilities and shares the costs of ownership of those facilities in proportion to each AEP System company's peak demand relative to the peak demands of all AEP System companies utilizing the AEP System transmission system. The charges paid by the Company under the agreement decreased due to a decrease in the Company's prior twelve month peak demand relative to the total peak demand of all transmission agreement members.
     Maintenance expense increased as a result of increased expenditures to repair overhead transmission and distribution lines damaged by two severe winter snowstorms and to maintain right of way clearances from trees around distribution facilities.
     The decrease in federal income tax expense attributable to operations for the year-to-date period was primarily due to a decrease in pre-tax operating income.
     Interest charges for the quarter and year-to-date periods increased as a result of the accrual of additional interest on revenue refunds to wholesale customers under the terms of a final rate order and in the year-to-date period, an increase in long-term debt outstanding, which was issued in 1997 to finance the reacquisition of preferred stock.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months of 1998 were $102 million.
     During the first six months of 1998, the Company issued two series of senior unsecured notes of $100 million each with rates of 7.20% and 7.30% due in 2038 and redeemed $137 million principal amount of first mortgage bonds with interest rates from 7.95% to 8.75%. Short-term debt decreased by $89 million from year-end balances. In June 1998, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in capital.
ENERGY MARKETING AND TRADING
     During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power
Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.
     Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $450 million for sales and approximately $450 million for purchases.
     The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $80 million and $80 million for the six months ended June 30, 1998, respectively.
     Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.
TAXES
     The Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $76 million (including interest). No provisions for this amount have been recorded.
     In order to resolve this issue without further delay, on March
24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio.
Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.
COMPUTER ISSUE - YEAR 2000
     The Company has been addressing the issue of what will happen when the year 2000 arrives and many of the world's computer systems will encounter the "year 2000" problem, i.e., computers not being able to distinguish between the years 1900 and 2000. Internally the Company has been modifying or replacing its computer hardware and software programs to mitigate risk, minimize technical failures, and rapidly repair failures if they occur. Externally the problem is being addressed with entities that interact electronically with the Company, including but not limited to, suppliers, service providers, government agencies, customers, creditors and financial service organizations. If the Company's corrective actions, and/or the actions of other independent entities fail for critical applications, the Company may be adversely impacted in the year 2000. The Company began reviewing the issue in 1996 and has spent approximately $4 million on the project through June 30, 1998. The Company is continuing to study the impact of making its systems "year 2000" compliant and is working on various aspects of the issue. These activities are projected to cost an additional $13 million to $16 million.
Although significant, the cost of correcting the "year 2000" problem is not expected to have a material impact on the results of operations for any accounting period, cash flows or financial condition.

                      COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1998         1997        1998         1997
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $493,285     $263,263    $868,766     $528,270
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   46,860       37,129      93,840       81,929
  Purchased Power. . . . . . . . . . . .  253,804       45,319     410,723       83,834
  Other Operation. . . . . . . . . . . .   46,783       43,621      91,365       85,751
  Maintenance. . . . . . . . . . . . . .   14,889       19,743      29,196       33,067
  Depreciation . . . . . . . . . . . . .   22,844       22,572      45,694       45,019
  Amortization of Zimmer
    Plant Phase-in Costs . . . . . . . .     -           7,334        -          15,741
  Taxes Other Than Federal Income Taxes.   27,690       29,654      57,626       59,623
  Federal Income Taxes . . . . . . . . .   23,264       14,923      37,942       32,908
          TOTAL OPERATING EXPENSES . . .  436,134      220,295     766,386      437,872
OPERATING INCOME . . . . . . . . . . . .   57,151       42,968     102,380       90,398
NONOPERATING INCOME. . . . . . . . . . .    1,256          324       1,228        1,360
INCOME BEFORE INTEREST CHARGES . . . . .   58,407       43,292     103,608       91,758
INTEREST CHARGES . . . . . . . . . . . .   19,665       19,862      39,221       39,004
NET INCOME . . . . . . . . . . . . . . .   38,742       23,430      64,387       52,754
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      532          533       1,065        1,377
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 38,210     $ 22,897    $ 63,322     $ 51,377



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1998         1997        1998         1997
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $142,623     $108,727    $138,172     $ 99,582
NET INCOME . . . . . . . . . . . . . . .   38,742       23,430      64,387       52,754
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   20,661       19,671      41,322       39,342
    Cumulative Preferred Stock . . . . .      438          438         875          875
  Capital Stock Expense. . . . . . . . .       95           95         191          166
BALANCE AT END OF PERIOD . . . . . . . . $160,171     $111,953    $160,171     $111,953

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,519,503      $1,521,381
  Transmission . . . . . . . . . . . . . . . . . . . .        335,202         336,446
  Distribution . . . . . . . . . . . . . . . . . . . .        918,729         926,178
  General. . . . . . . . . . . . . . . . . . . . . . .        119,239         138,041
  Construction Work in Progress. . . . . . . . . . . .        110,241          54,064
          Total Electric Utility Plant . . . . . . . .      3,002,914       2,976,110

  Accumulated Depreciation . . . . . . . . . . . . . .      1,097,984       1,074,588

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,904,930       1,901,522


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         36,263          33,235


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,021          12,626
  Accounts Receivable (net). . . . . . . . . . . . . .        109,260         110,969
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         18,159          19,549
  Materials and Supplies . . . . . . . . . . . . . . .         29,051          27,628
  Accrued Utility Revenues . . . . . . . . . . . . . .         65,442          51,765
  Energy Marketing and Trading Contracts . . . . . . .        126,802             418
  Prepayments. . . . . . . . . . . . . . . . . . . . .         37,888          29,979

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        394,623         252,934


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        350,052         359,481


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         38,263          66,688



            TOTAL. . . . . . . . . . . . . . . . . . .     $2,724,131      $2,613,860

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,      December 31,
                                                             1998            1997
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       572,302          572,112
  Retained Earnings. . . . . . . . . . . . . . . . . .       160,171          138,172
          Total Common Shareholder's Equity. . . . . .       773,499          751,310
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .        25,000           25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       959,416          887,850

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,757,915        1,664,160

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        43,542           42,271

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        40,000           81,750
  Short-term Debt. . . . . . . . . . . . . . . . . . .        52,525           66,600
  Accounts Payable . . . . . . . . . . . . . . . . . .        71,831           71,287
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        80,085          131,107
  Interest Accrued . . . . . . . . . . . . . . . . . .        13,876           14,198
  Energy Marketing and Trading Contracts . . . . . . .       126,547              353
  Other. . . . . . . . . . . . . . . . . . . . . . . .        28,373           28,619

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       413,237          393,914

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       431,210          433,593

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        51,159           52,934

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        27,068           26,988

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,724,131       $2,613,860

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                      June 30,
                                                               1998             1997
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 64,387        $ 52,754
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    45,808          45,137
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     3,959          (1,385)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,775)         (1,803)
    Deferred Collection of Fuel Costs (net). . . . . . . . .    (5,753)         (7,315)
    Amortization of Deferred Property Taxes. . . . . . . . .    32,514          32,400
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .      -             15,775
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     1,709         (37,458)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       (33)         (3,612)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .   (13,677)        (21,803)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (7,909)         (9,135)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .       544          10,626
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (51,022)        (37,953)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     8,491          (4,084)
        Net Cash Flows From Operating Activities . . . . . .    77,243          32,144

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (57,626)        (58,623)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,287           1,470
        Net Cash Flows Used For Investing Activities . . . .   (55,339)        (57,153)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   111,075          38,574
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (14,075)         84,300
  Retirement of Cumulative Preferred Stock . . . . . . . . .      -            (52,953)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (81,750)           -
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (41,322)        (39,342)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .      (437)         (1,860)
        Net Cash Flows From (Used For) Financing Activities.   (26,509)         28,719

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (4,605)          3,710
Cash and Cash Equivalents at Beginning of Period . . . . . .    12,626           9,134
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  8,021        $ 12,844

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized  amounts was $37,667,000 and $36,976,000 and for income taxes was $20,886,000 and $26,762,000 in 1998 and 1997, respectively.
  Noncash  acquisitions  under  capital  leases were $6,060,000 and $4,570,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

          During the first six months of 1998 the Company redeemed $57 million of 9.15% and $25 million of 7.00% First Mortgage
     Bonds at maturity and issued $52 million of 6.51% and $60 million of 6.55% Senior Unsecured Notes due in 2008.

          In June 1998, the Company called $40 million of 7.95% First Mortgage Bonds due 2002 for early redemption in July.
     Consequently, the bonds are classified as a current liability on the balance sheet.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

4.   ENERGY MARKETING AND TRADING

          During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.

          Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $250 million for sales and approximately $250 million for purchases.

          The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $44 million and $44 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

5.   CONTINGENCIES

     Taxes

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National
     Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of COLI interest deductions through June 30, 1998 would reduce earnings by approximately $42 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Other

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

     Net income increased $15.3 million or 65% in the second quarter and $11.6 million or 22% in the year-to-date period primarily due to increased sales to retail customers.
          Income statement line items which changed significantly
were:
                                    Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Operating Revenues. . . . .  $230.0      87       $340.5      64
Fuel Expense. . . . . . . .     9.7      26         11.9      15
Purchased Power Expense . .   208.5     460        326.9     390
Other Operation Expense . .     3.2       7          5.6       7
Maintenance Expense . . . .    (4.9)    (25)        (3.9)    (12)
Amortization of Zimmer
  Plant Phase-in Costs. . .    (7.3)    N.M.       (15.7)    N.M.
Taxes Other Than Federal
 Income Taxes . . . . . . .    (2.0)     (7)        (2.0)     (3)
Federal Income Taxes. . . .     8.3      56          5.0      15

N.M. = Not Meaningful

     Operating revenues increased significantly in both the second quarter and the year-to-date period due predominantly to increased retail and wholesale sales. Retail revenues and sales increased 7% each in the second quarter and 3% and 2%, respectively, in the year-to-date period due to the favorable effect of warmer springtime temperatures on residential usage and increased commercial and industrial sales.
     Revenues from lower margin wholesale sales increased significantly in both periods primarily as a result of sales from a new power marketing business started in July 1997. The new power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The increases in wholesale sales and related revenues were offset by nearly equivalent increases in power purchases by the power marketing operation.

     Fuel expense increased due to the generation of more electricity in 1998 to meet the increase in customer demand. The increase in generation was due to increased availability of generating capacity in 1998 compared with 1997 when certain units were out-of-service for maintenance.
     The Company's share of purchases by the new power marketing business was the main reason for the increases in purchased power expense.
     The increase in other operation expense was mainly due to increases in generation related costs including an increase in the cost of emission allowances consumed and the effect in 1998 of the recognition of gains from the sale of allowances in 1997.
     Maintenance expense for both periods decreased due to scheduled power plant maintenance outages in 1997 at two generating units.
     The reduction in the amortization of deferred Zimmer Plant phase-in costs reflects the completion of the surcharge recovery plan and the amortization of the original deferral. The cessation of the amortization did not affect net income since the amortization was being recovered in revenues through a surcharge which terminated with the completion of the amortization.
     The decline in taxes other than federal income taxes was primarily due to a favorable accrual adjustment for property taxes.
     Federal income taxes attributable to operations increased in both periods as a result of an increase in pre-tax operating income.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                           1998        1997            1998        1997
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $577,018    $320,508       $1,033,433    $661,821

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   37,875      53,526           82,754     113,776
  Purchased Power. . . . . . . . . . . .  315,251      34,177          501,357      70,173
  Other Operation. . . . . . . . . . . .   82,850      81,300          159,283     159,911
  Maintenance. . . . . . . . . . . . . .   33,259      30,459           60,337      55,695
  Depreciation and Amortization. . . . .   36,234      35,106           72,027      70,124
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .     -          3,911             -          7,822
  Taxes Other Than Federal Income Taxes.   16,105      15,591           32,497      33,876
  Federal Income Taxes . . . . . . . . .   13,250      16,298           31,616      40,410

          TOTAL OPERATING EXPENSES . . .  534,824     270,368          939,871     551,787

OPERATING INCOME . . . . . . . . . . . .   42,194      50,140           93,562     110,034
NONOPERATING INCOME. . . . . . . . . . .    3,585         497            2,595         965
INCOME BEFORE INTEREST CHARGES . . . . .   45,779      50,637           96,157     110,999
INTEREST CHARGES . . . . . . . . . . . .   17,243      16,729           33,877      32,832
NET INCOME . . . . . . . . . . . . . . .   28,536      33,908           62,280      78,167
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,202       1,217            2,419       3,325
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 27,334    $ 32,691       $   59,861    $ 74,842


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1998        1997           1998        1997
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $281,975    $282,157       $278,814    $269,071
NET INCOME . . . . . . . . . . . . . . .   28,536      33,908         62,280      78,167
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   29,366      29,065         58,732      58,130
    Cumulative Preferred Stock . . . . .    1,183       1,184          2,367       2,387
  Capital Stock Expense. . . . . . . . .       19          33             52         938

BALANCE AT END OF PERIOD . . . . . . . . $279,943    $285,783       $279,943    $285,783

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,545,295      $2,545,484
  Transmission . . . . . . . . . . . . . . . . . . . .        909,464         908,736
  Distribution . . . . . . . . . . . . . . . . . . . .        746,983         737,902
  General (including nuclear fuel) . . . . . . . . . .        231,968         233,888
  Construction Work in Progress. . . . . . . . . . . .        125,946          88,487
          Total Electric Utility Plant . . . . . . . .      4,559,656       4,514,497
  Accumulated Depreciation and Amortization. . . . . .      2,027,464       1,973,937

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,532,192       2,540,560



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        614,368         566,390


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        166,704         156,085



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         32,217           5,860
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .        166,495         107,087
    Affiliated Companies . . . . . . . . . . . . . . .         15,338          15,662
    Miscellaneous. . . . . . . . . . . . . . . . . . .         16,897          14,561
    Allowance for Uncollectible Accounts . . . . . . .         (1,288)         (1,188)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         25,791          17,182
  Materials and Supplies . . . . . . . . . . . . . . .         80,435          78,701
  Accrued Utility Revenues . . . . . . . . . . . . . .         41,905          30,521
  Energy Marketing and Trading Contracts . . . . . . .        148,734             143
  Prepayments. . . . . . . . . . . . . . . . . . . . .          2,208           4,685

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        528,732         273,214



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        414,679         400,489



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         34,725          31,060



            TOTAL. . . . . . . . . . . . . . . . . . .     $4,291,400      $3,967,798

See Notes to Consolidated Financial Statements.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,       December 31,
                                                             1998             1997
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       732,539          732,472
  Retained Earnings. . . . . . . . . . . . . . . . . .       279,943          278,814
          Total Common Shareholder's Equity. . . . . .     1,069,066        1,067,870
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         9,381            9,435
    Subject to Mandatory Redemption. . . . . . . . . .        68,445           68,445
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,122,322        1,014,237

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,269,214        2,159,987

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       427,580          381,016
  Other. . . . . . . . . . . . . . . . . . . . . . . .       241,055          232,667

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       668,635          613,683

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        20,000           35,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .       110,800          119,600
  Accounts Payable - General . . . . . . . . . . . . .        43,992           36,729
  Accounts Payable - Affiliated Companies. . . . . . .        82,381           31,665
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        34,809           46,850
  Interest Accrued . . . . . . . . . . . . . . . . . .        15,618           15,741
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .         4,963            4,963
  Obligations Under Capital Leases . . . . . . . . . .        33,136           34,033
  Energy Marketing and Trading Contracts . . . . . . .       147,272              261
  Other. . . . . . . . . . . . . . . . . . . . . . . .        50,685           58,287

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       543,656          383,129

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       560,011          559,708

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       134,227          138,045

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        90,565           92,419

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        25,092           20,827

COMMITMENTS AND CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,291,400       $3,967,798

See Notes to Consolidated Financial Statements.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1998            1997
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  62,280        $ 78,167
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    74,126          73,856
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .      -              7,822
    Deferral of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .     8,518          (9,281)
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     7,839          (5,770)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (3,818)         (3,937)
    Under-recovery of Fuel and Purchased Power . . . . . . .   (34,369)         (3,837)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (61,320)          2,844
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (10,343)           (921)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .   (11,384)          2,560
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    57,979         (19,936)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (12,041)          3,737
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (8,581)         16,061
        Net Cash Flows From Operating Activities . . . . . .    68,886         141,365

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (59,812)        (58,439)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   122,222          47,728
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (35,000)        (50,000)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (8,800)         60,425
  Retirement of Cumulative Preferred Stock . . . . . . . . .       (39)        (78,838)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (58,732)        (58,130)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (2,368)         (3,562)
        Net Cash Flows From (Used For) Financing Activities.    17,283         (82,377)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    26,357             549
Cash and Cash Equivalents at Beginning of Period . . . . . .     5,860           8,233
Cash and Cash Equivalents at End of Period . . . . . . . . . $  32,217       $   8,782

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was  $32,651,000 and $31,019,000 and for income taxes was $15,054,000 and $39,784,000 in 1998 and 1997, respectively.
  Noncash acquisitions  under capital  leases were $18,801,000 and $50,684,000 in 1998 and 1997, respectively.


See Notes to Consolidated Financial Statements.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

          In May 1998 the Company redeemed $35 million of 7.00% First Mortgage Bonds at maturity and issued $125 million of 7.60%
     Junior Subordinated Deferrable Interest Debentures due 2038.

          In July 1998 the Company redeemed $20 million of 7.80%
     First Mortgage Bonds due 2023 at 100% under maintenance provisions. Consequently the bonds are classified as a current liability on the balance sheet.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there are no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

4.   ENERGY MARKETING AND TRADING

          During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.

          Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $300 million for sales and approximately $300 million for purchases.

          The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $51 million and $51 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

5.   CONTINGENCIES

     Taxes

          As discussed in Note 7, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National
     Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $64 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Cook Nuclear Plant Shutdown

          As discussed in Note 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, both units of the Cook Nuclear Plant were shut down by the Company in September 1997 due to questions regarding the operability of certain safety systems, which arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action Letter in September 1997 requiring the Company to address the issues identified in the letter. Certain issues identified in the letter have been addressed. The Company is working with the NRC to resolve the remaining issue in the letter and other issues related to the restart of the units.

          On April 17, 1998, the NRC notified the Company that it had convened a Restart Panel for Cook Plant. The Company is meeting with the Panel on a regular basis, until the Cook Plant units are returned to service, to identify and address the issues necessary for the restart of the units. On July 9, 1998, the Company presented its proposed schedule for restart activities for Cook Plant Unit 1 to the NRC. According to the proposed schedule, the required maintenance activities for Unit 1 would extend into November. On July 30, 1998, the Company received a letter from the NRC providing the NRC's list of required restart activities. In response to this letter, the Company will meet with the NRC to further define the scope and schedule of the outage. When maintenance and other activities required for restart are complete, the Company will seek regulatory approval from the NRC to return Unit 1 to service. The Company cannot predict when regulatory approval will be granted. The restart schedule for Unit 2 has not been completed. If the units are not returned to service, there would be a material adverse effect on financial condition.

          The incremental cost expected to be incurred for 1998 to restart the Cook units based on a preliminary estimate is approximately $50 million. However the cost and schedule for the outage could be significantly impacted as additional work is identified. Through June 30, 1998, $13 million of costs for the restart have been incurred.

          On July 24, 1998, the Company received an "adverse trend letter" from the NRC indicating that NRC senior managers had determined that there had been a slow decline in performance at the Cook Plant during the 18 month period preceding the letter. The letter indicated that the NRC will closely monitor efforts to address issues at Cook Plant through additional inspection activities.

          The cost of electricity supplied to retail customers rose due to the outage of the two units since higher cost coal-fired generation and purchased power were substituted for low cost nuclear generation. In the Indiana and Michigan retail jurisdictions fuel cost recovery mechanisms permit the recovery, subject to regulatory commission review and approval, of changes in fuel costs including the fuel component of purchased power in the Indiana jurisdiction and changes in replacement power in the Michigan jurisdiction. Under the fuel cost recovery mechanisms, retail rates contain a fuel cost adjustment factor that reflects estimated fuel costs for the period during which the factor will be in effect subject to reconciliation to actual fuel costs in a future proceeding. When actual fuel costs exceed the estimated costs reflected in the billing factor, a regulatory asset is recorded and revenues are accrued.

          Due to the unscheduled Cook Plant outage, the Company's actual fuel costs significantly exceeded the estimated fuel costs reflected in its fuel cost adjustment factors. A regulatory asset has been recorded for revenues accrued in anticipation of future reconciliation and billing of the higher fuel costs to customers. At June 30, 1998, the accrued regulatory asset was $53 million.

          On June 3, 1998, the Indiana Utility Regulatory Commission approved an agreement authorizing the Company during the billing months of July through September 1998 to apply a fuel cost adjustment factor less than that requested by the Company, subject to future reconciliation or refund. The agreement provides the parties to the proceeding with the opportunity to conduct discovery regarding certain issues that were raised in the proceeding, including the recovery of replacement energy cost due to the Cook Plant outage, in anticipation of resolving the issues in a future fuel cost adjustment proceeding. Management believes that it should be able to recover the Cook replacement energy costs; however, if recovery of the replacement costs were to be denied, results of operations and cash flows would be adversely affected.

     Other

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

RESULTS OF OPERATIONS
     Net income decreased $5.4 million or 16% in the second quarter and $15.9 million or 20% for the year-to-date period reflecting a decrease in capacity credits from the AEP System Power Pool (Power
Pool). Under the terms of the Power Pool, capacity credits and charges are designed to allocate the cost of the AEP System's capacity among the Pool members based on their relative peak demands and generating reserves. The reduction in capacity credits received can be attributed to an increase in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members.
     As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Cook Nuclear Plant was shut down in September 1997. The shutdown had a significant impact on the operations of the Company as reflected in the variations of certain income statement line items discussed below.
     Income statement line items which changed significantly were:
                                    Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Operating Revenues. . . .     $256.5     80        $371.6     56
Fuel Expense. . . . . . .      (15.7)   (29)        (31.0)   (27)
Purchased Power Expense .      281.1    822         431.2    614
Maintenance Expense . . .        2.8      9           4.6      8
Amortization of Rockport
 Plant Unit 1 Phase-in
 Plan Deferrals . . . . .       (3.9)   N.M.         (7.8)   N.M.
Federal Income Taxes. . .       (3.0)   (19)         (8.8)   (22)
Nonoperating Income . . .        3.1    621           1.6    169

N.M. = Not meaningful

     Operating revenues increased significantly in both the second quarter and the year-to-date period due primarily to a substantial increase in wholesale sales from a new power marketing business started in July 1997. The new power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The increases in wholesale sales and related revenues were offset by a nearly equivalent dollar increase in power purchases by the power marketing operation. The unavailability of nuclear generation decreased energy delivered to the Power Pool which partly offset the increased sales from power marketing transactions.
     Retail revenues increased 17% in the quarter and 11% year-to-date largely due to an increase in fuel and power supply cost recovery accruals. Under the fuel cost recovery mechanism, revenues are accrued for increased fuel expense in both of the company's retail jurisdictions and for replacement power costs in the Michigan jurisdiction. The accrued revenues are subsequently reviewed by the commissions and, if acceptable, approved for billing and recovery. During the extended outage of both nuclear units, retail revenues increased from the accrual of revenues for the increased fuel costs incurred to replace the unavailable lower cost nuclear power.
     Fuel expense decreased significantly in both periods due to a decline in nuclear generation reflecting the outages of both nuclear units in 1998.
     The significant increase in purchased power expense resulted from purchases of power by the new power marketing business and increased purchases from the Power Pool to replace power usually generated by the nuclear units which were unavailable.
     The extended shutdown of the Cook Plant accounted for the increase in maintenance expense.
     The recovery periods for Rockport Plant Unit 1 costs deferred under a rate phase-in plan in the Indiana and FERC jurisdictions ended in fall of 1997 causing the decrease in amortization of phase-in plan deferrals. The deferred costs were amortized over a 10-year period commensurate with their collection from customers pursuant to commission orders. The Company has increased its decommissioning expense accruals, pending approval from the Indiana
Utility Regulatory Commission, in an amount equal to the continuing phase-in plan revenues.
     Federal income taxes attributable to operations decreased in both periods as a result of a decrease in pre-tax operating income.
     The effect of a write off of coal mining development costs in the second quarter of 1997 accounted for the increase in nonoperating income.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the year-to-date period were $81 million. During the first six months of 1998 short-term debt outstanding decreased by $9 million.
     In May 1998, the Company redeemed $35 million of 7.00% First
Mortgage Bonds at maturity and issued $125 million of 7.60% Junior Subordinated Deferrable Interest Debentures due 2038.
COOK NUCLEAR PLANT SHUTDOWN
     As discussed in Note 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, both units of the Cook
Nuclear Plant were shut down by the Company in September 1997 due to questions regarding the operability of certain safety systems, which arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action
Letter in September 1997 requiring the Company to address the issues identified in the letter. Certain issues identified in the letter have been addressed. The Company is working with the NRC to resolve the remaining issue in the letter and other issues related to the restart of the units.
     On April 17, 1998, the NRC notified the Company that it had convened a Restart Panel for Cook Plant. The Company is meeting with the Panel on a regular basis, until the Cook Plant units are returned to service, to identify and address the issues necessary for the restart of the units. On July 9, 1998, the Company presented its proposed schedule for restart activities for Cook
Plant Unit 1 to the NRC. According to the proposed schedule, the required maintenance activities for Unit 1 would extend into November. On July 30, 1998, the Company received a letter from the NRC providing the NRC's list of required restart activities. In response to this letter, the Company will meet with the NRC to further define the scope and schedule of the outage. When maintenance and other activities required for restart are complete, the Company will seek regulatory approval from the NRC to return
Unit 1 to service. The Company cannot predict when regulatory approval will be granted. The restart schedule for Unit 2 has not been completed. If the units are not returned to service, there would be a material adverse effect on financial condition.
     The incremental cost expected to be incurred for 1998 to restart the Cook units based on a preliminary estimate is approximately $50 million. However the cost and schedule for the outage could be significantly impacted as additional work is identified. Through June 30, 1998, $13 million of costs for the restart have been incurred.
     On July 24, 1998, the Company received an "adverse trend letter" from the NRC indicating that NRC senior managers had determined that there had been a slow decline in performance at the Cook Plant during the 18 month period preceding the letter. The letter indicated that the NRC will closely monitor efforts to address issues at Cook Plant through additional inspection activities.
     The cost of electricity supplied to retail customers rose due to the outage of the two units since higher cost coal-fired generation and purchased power were substituted for low cost nuclear generation. In the Indiana and Michigan retail jurisdictions fuel cost recovery mechanisms permit the recovery, subject to regulatory commission review and approval, of changes in fuel costs including the fuel component of purchased power in the Indiana jurisdiction and changes in replacement power in the Michigan jurisdiction. Under the fuel cost recovery mechanisms, retail rates contain a fuel cost adjustment factor that reflects estimated fuel costs for the period during which the factor will be in effect subject to reconciliation to actual fuel costs in a future proceeding. When actual fuel costs exceed the estimated costs reflected in the billing factor, a regulatory asset is recorded and revenues are accrued.
     Due to the unscheduled Cook Plant outage, the Company's actual fuel costs significantly exceeded the estimated fuel costs reflected in its fuel cost adjustment factors. A regulatory asset has been recorded for revenues accrued in anticipation of future reconciliation and billing of the higher fuel costs to customers.
At June 30, 1998, the accrued regulatory asset was $53 million.
     On June 3, 1998, the Indiana Utility Regulatory Commission approved an agreement authorizing the Company during the billing months of July through September 1998 to apply a fuel cost adjustment factor less than that requested by the Company, subject to future reconciliation or refund. The agreement provides the parties to the proceeding with the opportunity to conduct discovery regarding certain issues that were raised in the proceeding, including the recovery of replacement energy cost due to the Cook
Plant outage, in anticipation of resolving the issues in a future fuel cost adjustment proceeding. Management believes that it should be able to recover the Cook replacement energy costs;
however, if recovery of the replacement costs were to be denied, results of operations and cash flows would be adversely affected.
ENERGY MARKETING AND TRADING
     During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power
Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.
     Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $300 million for sales and approximately $300 million for purchases.
     The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $51 million and $51 million for the six months ended June 30, 1998, respectively.
     Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.
TAXES
     The Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $64 million (including interest). No provisions for this amount have been recorded.
     In order to resolve this issue without further delay, on March
24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio.
Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

COMPUTER ISSUE - YEAR 2000
     The Company has been addressing the issue of what will happen when the year 2000 arrives and many of the world's computer systems will encounter the "year 2000" problem, i.e., computers not being able to distinguish between the years 1900 and 2000. Internally the Company has been modifying or replacing its computer hardware and software programs to mitigate risk, minimize technical failures, and rapidly repair failures if they occur. Externally the problem is being addressed with entities that interact electronically with the Company, including but not limited to, suppliers, service providers, government agencies, customers, creditors and financial service organizations. If the Company's corrective actions, and/or the actions of other independent entities fail for critical applications, the Company may be adversely impacted in the year 2000. The Company began reviewing the issue in 1996 and has spent approximately $2 million on the project through June 30, 1998. The Company is continuing to study the impact of making its systems "year 2000" compliant and is working on various aspects of the issue. These activities are projected to cost an additional $8 million to $10 million.
Although significant, the cost of correcting the "year 2000" problem is not expected to have a material impact on the results of operations for any accounting period, cash flows or financial condition.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1998        1997        1998         1997
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $159,554    $78,101     $289,424     $166,681

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .   18,184     19,463       40,485       38,627
  Purchased Power. . . . . . . . . . . . .  102,652     21,913      166,388       45,143
  Other Operation. . . . . . . . . . . . .   11,992     11,880       22,986       23,889
  Maintenance. . . . . . . . . . . . . . .    7,258      5,571       16,424       10,678
  Depreciation and Amortization. . . . . .    6,978      6,519       13,888       13,059
  Taxes Other Than Federal Income Taxes. .    2,260      2,045        4,752        4,839
  Federal Income Taxes . . . . . . . . . .      599      1,281        2,779        5,777

         TOTAL OPERATING EXPENSES. . . . .  149,923     68,672      267,702      142,012

OPERATING INCOME . . . . . . . . . . . . .    9,631      9,429       21,722       24,669

NONOPERATING LOSS. . . . . . . . . . . . .      (93)      (148)        (164)        (289)

INCOME BEFORE INTEREST CHARGES . . . . . .    9,538      9,281       21,558       24,380

INTEREST CHARGES . . . . . . . . . . . . .    7,125      6,140       14,128       12,108

NET INCOME . . . . . . . . . . . . . . . . $  2,413    $ 3,141     $  7,430     $ 12,272




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1998        1997        1998         1997
                                                          (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $76,018     $86,531      $78,076      $84,090

NET INCOME . . . . . . . . . . . . . . . .   2,413       3,141        7,430       12,272

CASH DIVIDENDS DECLARED. . . . . . . . . .   7,075       6,690       14,150       13,380

BALANCE AT END OF PERIOD . . . . . . . . . $71,356     $82,982      $71,356      $82,982



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                          June 30,        December 31,
                                                            1998              1997
                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $  256,667        $  249,184
  Transmission . . . . . . . . . . . . . . . . . . . .      324,225           303,456
  Distribution . . . . . . . . . . . . . . . . . . . .      344,286           350,793
  General. . . . . . . . . . . . . . . . . . . . . . .       73,448            71,462
  Construction Work in Progress. . . . . . . . . . . .       21,899            32,060
          Total Electric Utility Plant . . . . . . . .    1,020,525         1,006,955
  Accumulated Depreciation and Amortization. . . . . .      304,310           296,318

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      716,215           710,637


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,370             6,414


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,016             1,381
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .       19,281            24,127
    Affiliated Companies . . . . . . . . . . . . . . .        9,266             1,722
    Miscellaneous. . . . . . . . . . . . . . . . . . .        3,500             3,276
  Allowance for Uncollectible Accounts . . . . . . . .         (655)             (525)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       11,507            10,685
  Materials and Supplies . . . . . . . . . . . . . . .       14,466            14,054
  Accrued Utility Revenues . . . . . . . . . . . . . .       10,572            12,981
  Energy Marketing and Trading Contracts . . . . . . .       49,129               177
  Prepayments. . . . . . . . . . . . . . . . . . . . .        1,767             1,538

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      119,849            69,416


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       90,918            90,045


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        8,265            10,159


            TOTAL. . . . . . . . . . . . . . . . . . .   $  941,617        $  886,671

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1998            1997
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       138,750         128,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        71,356          78,076
          Total Common Shareholder's Equity. . . . . .       260,556         257,276
  Long-term Debt . . . . . . . . . . . . . . . . . . .       313,935         341,051

          TOTAL CAPITALIZATION . . . . . . . . . . . .       574,491         598,327

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        27,153          26,544

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        25,000            -
  Short-term Debt. . . . . . . . . . . . . . . . . . .        43,100          36,500
  Accounts Payable . . . . . . . . . . . . . . . . . .        22,293          24,574
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,925           3,660
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         5,228           6,130
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,958           6,015
  Energy Marketing and Trading Contracts . . . . . . .        48,858             149
  Other. . . . . . . . . . . . . . . . . . . . . . . .        14,294          14,935

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       168,656          91,963

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       154,659         153,945

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        15,005          15,615

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         1,653             277

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .      $941,617        $886,671

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1998          1997
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  7,430      $ 12,272
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    13,894        13,065
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       368           347
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (610)         (616)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (2,792)        1,213
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (1,234)       (1,977)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     2,409         1,941
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (2,281)       (8,890)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      (902)        1,739
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .       811         4,644
        Net Cash Flows From Operating Activities . . . . . .    17,093        23,738

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (17,705)      (27,211)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000        10,000
  Change in Short-term Debt (net). . . . . . . . . . . . . .     6,600         7,025
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (2,203)         -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (14,150)      (13,380)
        Net Cash Flows From Financing Activities . . . . . .       247         3,645

Net Increase (Decrease) in Cash and Cash Equivalents . . . .      (365)          172
Cash and Cash Equivalents at Beginning of Period . . . . . .     1,381         1,106
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,016      $  1,278

Supplemental Disclosure:
  Cash paid for interest  net of capitalized amounts was $13,982,000 and $12,046,000 and for income taxes was $4,538,000 and $4,395,000 in 1998 and 1997, respectively.
  Noncash acquisitions  under capital leases were $2,960,000 and  $3,571,000 in 1998 and 1997, respectively.


See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

          The Company received from its parent a cash capital contribution of $10 million in June 1998 which was credited to paid-in capital.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.

4.   ENERGY MARKETING AND TRADING

          During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.

          Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $96 million for sales and approximately $96 million for purchases.

          The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $17 million and $17 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

5.   CONTINGENCIES

     Taxes

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1992-96. A disallowance of COLI interest deductions through June 30, 1998 would reduce earnings by approximately $7 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1992-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Other

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

     Net income decreased $0.7 million or 23% for the quarter and $4.8 million or 39% for the year-to-date period. The decrease in net income for both periods was mainly attributable to increased maintenance expense and interest charges.
     Income statement line items which changed significantly were:
                                      Increase(Decrease)
                               Second Quarter     Year-to-Date
                             (in millions)   %  (in millions)  %

Operating Revenues . . . . . .   $81.5     104     $122.7     74
Fuel Expense . . . . . . . . .    (1.3)     (7)       1.9      5
Purchased Power Expense. . . .    80.7     368      121.2    269
Maintenance Expense. . . . . .     1.7      30        5.7     54
Federal Income Taxes . . . . .    (0.7)    (53)      (3.0)   (52)
Interest Charges . . . . . . .     1.0      16        2.0     17

     Operating revenues increased significantly in both periods due to a substantial increase in wholesale sales from a new power marketing business started in July 1997. The new power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The increases in wholesale sales and related revenues were offset by nearly equivalent increases in power purchases by the new power marketing operation.
     Fuel expense decreased in the second quarter and increased in the year-to-date period primarily due to the operation of the fuel clause mechanism. The reversal of previously deferred fuel cost over recoveries reduced fuel expense in the second quarter. In the year-to-date period the deferral of over recovered fuel cost for subsequent reductions in customers' bills caused the increase in fuel expense. Also contributing to the decrease in the second quarter was a decline in generation resulting from a maintenance outage at one of the two units at the Company's Big Sandy Plant.
     The significant increase in purchased power expense resulted from purchases of power by the new power marketing business.

     Maintenance expense increased primarily due to increased overhead distribution line maintenance expenditures resulting from winter storm damage in 1998 and a lengthy scheduled outage for maintenance and repairs of the 260 mw Big Sandy Plant Unit 1 for a substantial portion of the second quarter of 1998. In 1997 there were no lengthy outages of either unit of the Big Sandy Plant.
     The decrease in federal income tax expense attributable to operations in both periods was primarily due to a decline in pre-tax operating income.
     Interest charges increased due to an increase in outstanding long-term debt reflecting the issuance of Senior Unsecured Notes in October 1997.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               1998        1997        1998         1997
                                                             (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . $844,570    $447,147   $1,539,736    $931,447
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . .  180,947     144,236      374,222     306,238
  Purchased Power. . . . . . . . . . . . . .  369,299      16,009      568,383      32,468
  Other Operation. . . . . . . . . . . . . .   82,942      79,196      163,843     161,559
  Maintenance. . . . . . . . . . . . . . . .   33,158      33,372       63,751      62,849
  Depreciation and Amortization. . . . . . .   35,998      35,088       71,861      70,028
  Taxes Other Than Federal Income Taxes. . .   41,862      41,950       84,520      83,863
  Federal Income Taxes . . . . . . . . . . .   30,499      28,204       64,222      64,819
          TOTAL OPERATING EXPENSES . . . . .  774,705     378,055    1,390,802     781,824
OPERATING INCOME . . . . . . . . . . . . . .   69,865      69,092      148,934     149,623
NONOPERATING INCOME. . . . . . . . . . . . .    3,449       2,560        4,687       7,530
INCOME BEFORE INTEREST CHARGES . . . . . . .   73,314      71,652      153,621     157,153
INTEREST CHARGES . . . . . . . . . . . . . .   20,255      21,333       40,126      41,243
NET INCOME . . . . . . . . . . . . . . . . .   53,059      50,319      113,495     115,910
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . .      368         370          738       1,908
EARNINGS APPLICABLE TO COMMON STOCK. . . . . $ 52,691    $ 49,949   $  112,757    $114,002



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1998        1997         1998        1997
                                                             (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . $597,442    $609,934     $590,151    $584,015
NET INCOME . . . . . . . . . . . . . . . . .   53,059      50,319      113,495     115,910
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . .   52,775      86,647      105,550     124,209
    Cumulative Preferred Stock . . . . . . .      369         370          739       2,459
  Capital Stock Expense. . . . . . . . . . .     -           -            -             21

BALANCE AT END OF PERIOD . . . . . . . . . . $597,357    $573,236     $597,357    $573,236

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1998            1997
                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . .  $2,625,517      $2,606,981
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     843,063         837,953
  Distribution . . . . . . . . . . . . . . . . . . . . . . .     929,507         927,239
  General (including mining assets). . . . . . . . . . . . .     699,214         709,475
  Construction Work in Progress. . . . . . . . . . . . . . .      83,125          74,149
          Total Electric Utility Plant . . . . . . . . . . .   5,180,426       5,155,797
  Accumulated Depreciation and Amortization. . . . . . . . .   2,405,483       2,349,995

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,774,943       2,805,802



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     118,226         113,279



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .     108,278          44,203
  Accounts Receivable. . . . . . . . . . . . . . . . . . . .     430,225         296,173
  Allowance for Uncollectible Accounts . . . . . . . . . . .      (2,196)         (2,501)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .     113,812         119,543
  Materials and Supplies . . . . . . . . . . . . . . . . . .      82,678          80,853
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .      40,393          37,586
  Energy Marketing and Trading Contracts . . . . . . . . . .     208,612             646
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . .      42,666          36,611

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   1,024,468         613,114



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     529,581         523,891


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      61,229         107,116


            TOTAL. . . . . . . . . . . . . . . . . . . . . .  $4,508,447      $4,163,202


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                                June 30,      December 31,
                                                                  1998            1997
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . . . . .   $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      462,312         462,296
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .      597,357         590,151
          Total Common Shareholder's Equity. . . . . . . . .    1,380,870       1,373,648
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . . .       17,479          17,542
    Subject to Mandatory Redemption. . . . . . . . . . . . .       11,850          11,850
  Long-term Debt . . . . . . . . . . . . . . . . . . . . . .    1,029,513       1,012,031

          TOTAL CAPITALIZATION . . . . . . . . . . . . . . .    2,439,712       2,415,071

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . .      307,075         295,375

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . . .       18,605          83,195
  Short-term Debt. . . . . . . . . . . . . . . . . . . . . .      110,100          78,700
  Accounts Payable . . . . . . . . . . . . . . . . . . . . .      299,300         184,747
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .      140,322         160,055
  Interest Accrued . . . . . . . . . . . . . . . . . . . . .       13,870          16,255
  Obligations Under Capital Leases . . . . . . . . . . . . .       27,803          30,307
  Energy Marketing and Trading Contracts . . . . . . . . . .      201,513             491
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       94,382          94,338

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .      905,895         648,088

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      717,042         723,172

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . . .       41,136          42,821

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . . .       97,587          38,675

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . . . . .   $4,508,447      $4,163,202


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998          1997
                                                                       (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . $ 113,495     $ 115,910
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . . . .    87,091        86,888
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . .     2,480        (1,530)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . . . .   (22,968)      (13,695)
    Amortization of Deferred Property Taxes. . . . . . . . . . .    38,294        38,193
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .  (134,357)       11,576
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .     3,906        (2,622)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .    (2,807)        4,280
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . .    (6,055)      (12,308)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .   114,553        (5,138)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .   (19,733)      (19,599)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .    81,078        25,521
        Net Cash Flows From Operating Activities . . . . . . . .   254,977       227,476

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .   (71,323)      (63,411)
  Proceeds from Sale of Property and Other . . . . . . . . . . .     3,600         4,784
        Net Cash Flows Used For Investing Activities . . . . . .   (67,723)      (58,627)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . .   137,566        98,958
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .    31,400        70,923
  Retirement of Cumulative Preferred Stock . . . . . . . . . . .       (47)     (117,601)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .  (185,809)      (70,337)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .  (105,550)     (124,209)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . . .      (739)       (2,459)
        Net Cash Flows Used For Financing Activities . . . . . .  (123,179)     (144,725)

Net Increase in Cash and Cash Equivalents. . . . . . . . . . . .    64,075        24,124
Cash and Cash Equivalents at Beginning of Period . . . . . . . .    44,203        24,003
Cash and Cash Equivalents at End of Period . . . . . . . . . . . $ 108,278     $  48,127

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts was $41,125,000 and $40,976,000 and for income taxes  was  $43,019,000  and  $48,063,000 in  1998 and  1997, respectively.
  Noncash acquisitions under capital leases were $18,913,000 and $20,299,000 in 1998 and
  1997, respectively.


See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITY

          In April 1998 the Company issued $140 million of 7-3/8% senior unsecured notes due 2038. During the first half of 1998 the Company and a subsidiary retired $180 million of long-term debt: $56 million of 6-3/4% first mortgage bonds and $17 million of 6.85% notes payable at maturity and two series of $50 million first mortgage bonds due in 2002 with interest rates of 8.10% and 8.25% and $7 million of variable rate notes payable due in 1999.

          As a result of the redemption of the 6-3/4% series first mortgage bonds due in 1998, the restriction on the use of retained earnings for the payment of common stock dividends was eliminated.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter and year-to-date periods ended June 30, 1998, there are no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP effective January 1, 1998 did not have a material effect on results of operations, cash flows or financial condition.
4.

   ENERGY MARKETING AND TRADING

          During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.

          Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $400 million for sales and approximately $400 million for purchases.

          The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $71 million and $69 million for the six months ended June 30, 1998, respectively.

          Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.

5.   CONTINGENCIES

     Taxes

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National
     Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $114 million (including interest). No provisions for this amount have been recorded.

          In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

     Other

          The Company continues to be involved in certain other matters discussed in the 1997 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                               AND
             YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

RESULTS OF OPERATIONS
     Net income increased $2.7 million or 5% in the second quarter and decreased $2.4 million or 2% in the year-to-date period. The second quarter increase is largely due to lower interest costs reflecting a decrease in long-term debt outstanding and an increase in nonoperating income. The decline in the year-to-date period is mainly due to a reduction in nonoperating income resulting from the effect of gains from the sale of emission allowances recorded in 1997.
     Other income statement line items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $397.4     89      $608.3      65
Fuel Expense . . . . . . .       36.7     25        68.0      22
Purchased Power Expense. .      353.3    N.M.      535.9     N.M.
Other Operation Expense. .        3.7      5         2.3       1

N.M. = Not Meaningful

     Operating revenues increased significantly for both periods as a result of increased wholesale and retail energy sales. A new power marketing business, which started in July 1997, was the primary reason for the substantial increase in wholesale sales.
The power marketing business involves the purchase and sale of large quantities of electricity through forward contracts. The increases in power marketing sales and related revenues were offset by a nearly equivalent increase in power purchases by the power marketing operation. Wholesale revenues also increased due to increased sales to the AEP System Power Pool (Power Pool) to replace the power from an affiliate's nuclear plant which was out of service.
     Energy sales to retail customers were up 6% for the second quarter of 1998 and 4% for the year-to-date period as demand by all classes of retail customers increased resulting in increased retail revenues. The rise in retail sales can be attributed to warmer springtime temperatures and the resumption of operations by a major industrial customer following a labor strike.
     The increase in fuel expense in both periods was mainly due to a 15% increase in generation resulting from the increased retail demand for energy and to replace energy usually supplied to the Power Pool by the affiliate's out-of-service nuclear plant and an increase in cost of fuel consumed.
     Purchases of electricity for the power marketing business accounted for the significant increase in purchased power expense.
     Other operation expense increased in the second quarter due to increased costs under the AEP System transmission equalization agreement and higher steam plant costs reflecting the increased generation levels. The transmission equalization agreement combines certain AEP System companies' investment in transmission facilities and shares the costs of ownership of those facilities in proportion to each AEP System company's peak demand relative to the peak demands of all AEP System companies utilizing the AEP System transmission system. The charges paid by the Company under the agreement increased due to an increase in the Company's prior twelve month peak demand relative to the total peak demand of all transmission agreement members.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months of 1998 were $90 million.
     During the first six months of 1998, the Company and a subsidiary retired $180 million principal amount of long-term debt with interest rates ranging from 6.11% to 8.25%, issued $140 million of senior unsecured notes at a rate of 7-3/8% and increased short-term debt by $31 million.
ENERGY MARKETING AND TRADING
     During 1998, American Electric Power Service Corporation, as agent for the Company and its affiliates in the AEP System Power
Pool (Power Pool), substantially increased the volume of its electricity marketing and trading businesses. The purpose of such businesses is to utilize AEP's knowledge of the energy markets in order to improve the competitiveness of its generation business and contribute to non-regulated, nonoperating income. Revenues and expenses from these activities are shared by the Power Pool members based on their relative peak demands.
     Such businesses involve the marketing of power under physical forward contracts at fixed and variable prices and the trading of options, futures, swaps and other financial derivative contracts at both fixed and variable prices. Most contracts represent physical forward electricity marketing contracts for the purchase and sale of electricity in the Power Pool's traditional marketing area which are recorded as operating revenues and purchased power expense when the contracts settle. At June 30, 1998, the Power Pool had open marketing contracts in its traditional marketing area through the year 2004 to sell electricity with a notional value of approximately $1.5 billion and to purchase electricity with a notional value of approximately $1.5 billion. The Company's share of these notional values is approximately $400 million for sales and approximately $400 million for purchases.
     The Power Pool has also purchased and sold electricity options, futures, and swaps, and entered into forward purchase and sale contracts for the future delivery or receipt of electricity outside the traditional marketing area. These transactions represent non-regulated trading activities that are marked-to-market and recorded in nonoperating income. At June 30, 1998, the Company's share of the fair value of such trading contracts is reported as a current asset and a current liability. The Company's share of the average fair value of the current asset and the current liability was $71 million and $69 million for the six months ended June 30, 1998, respectively.
     Dependent on future electricity market conditions and prices, the open forward physical marketing contracts and the marked-to-market open trading contracts could produce material income or losses in future periods.
TAXES
     The Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. As a result of a suit filed in United States District Court (discussed below) this request for ruling has been withdrawn. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deduction through June 30, 1998 would reduce earnings by approximately $114 million (including interest). No provisions for this amount have been recorded.
     In order to resolve this issue without further delay, on March
24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio.
Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In July 1998, the Company made a payment of taxes and interest attributable to COLI interest deductions for taxable years 1991-96 to avoid the potential assessment by the IRS of any additional above market rate interest on the contested amount. The payment will be recorded in other property and investments and included on future balance sheets pending the resolution of this matter. The Company will seek refund, either administratively or through litigation, of all amounts paid. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.
COMPUTER ISSUE - YEAR 2000
     The Company has been addressing the issue of what will happen when the year 2000 arrives and many of the world's computer systems will encounter the "year 2000" problem, i.e., computers not being able to distinguish between the years 1900 and 2000. Internally the Company has been modifying or replacing its computer hardware and software programs to mitigate risk, minimize technical failures, and rapidly repair failures if they occur. Externally the problem is being addressed with entities that interact electronically with the Company, including but not limited to, suppliers, service providers, government agencies, customers, creditors and financial service organizations. If the Company's corrective actions, and/or the actions of other independent entities fail for critical applications, the Company may be adversely impacted in the year 2000. The Company began reviewing the issue in 1996 and has spent approximately $4 million on the project through June 30, 1998. The Company is continuing to study the impact of making its systems "year 2000" compliant and is working on various aspects of the issue. These activities are projected to cost an additional $13 million to $17 million.
Although significant, the cost of correcting the "year 2000" problem is not expected to have a material impact on the results of operations for any accounting period, cash flows or financial condition.

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

American Electric Power Company, Inc. ("AEP")

     The annual meeting of shareholders was held in Columbus, Ohio on May 27, 1998. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following four matters, as indicated below:

     1. Election of 11 directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director was elected by a vote of the shareholders as follows:

                    Number of Shares         Number of
                  Nominee              Voted For       Votes With-
held

          John P. DesBarres        159,621,299         2,783,151
          E. Linn Draper, Jr.      159,511,321         2,893,129
          Robert M. Duncan         159,354,603         3,049,847
          Robert W. Fri       159,575,649         2,828,801
          Lester A. Hudson, Jr.         159,608,631         2,795,819
          Leonard J. Kujawa        159,501,040         2,903,410
          Angus E. Peyton          159,422,264         2,982,186
          Donald G. Smith          159,609,347         2,795,103
          Linda Gillespie Stuntz        159,548,276         2,856,174
          Kathryn D. Sullivan      158,065,421         4,339,029
          Morris Tanenbaum         159,497,283         2,907,167

     2. Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 1998. The proposal was approved by a vote of the shareholders as follows:

          Votes FOR      160,614,441
          Votes AGAINST           654,227
          Votes ABSTAINED            1,135,782
          Broker NON-VOTES*                  0

     3. Approve the issuance by AEP of shares of its Common Stock to the stockholders of Central and South West Corporation ("CSW") under the Agreement and Plan of Merger dated as of December 21, 1997, pursuant to which CSW would, on the closing date, merge with and into a wholly-owned merger subsidiary of AEP with CSW being the surviving corporation. The proposal was approved by a vote of the shareholders as follows:

          Votes FOR      136,593,812
          Votes AGAINST         2,937,088
          Votes ABSTAINED            1,799,090
          Broker NON-VOTES*         21,074,460

     4. Approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of AEP Common Stock from 300,000,000 to 600,000,000. The proposal was approved by a vote of the shareholders as follows:

          Votes FOR      135,333,767
          Votes AGAINST         4,308,260
          Votes ABSTAINED            1,687,963
          Broker NON-VOTES*         21,074,460

          *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

Appalachian Power Company ("APCo")

     The annual meeting of stockholders was held on April 28, 1998 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

          Peter J. DeMaria         Gerald P. Maloney
          E. Linn Draper, Jr.      James J. Markowsky
          Henry W. Fayne      Joseph H. Vipperman
          William J. Lhota

     No other business was transacted at the meeting.

Indiana Michigan Power Company ("I&M")

     The annual meeting of stockholders was held on April 28, 1998 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 1,400,000 votes were cast FOR each of the following thirteen persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

          Karl G. Boyd        Gerald P. Maloney
          C. R. Boyle, III         James J. Markowsky
          G. A. Clark         David B. Synowiec
          Peter J. DeMaria         Joseph H. Vipperman
          James A. Kobyra          William E. Walters
          E. Linn Draper, Jr.      Earl H. Wittkamper
          William J. Lhota

     No other business was transacted at the meeting.

Ohio Power Company ("OPCo")

     The annual meeting of shareholders was held on May 5, 1998 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following seven persons for elec-tion as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

          Peter J. DeMaria         Gerald P. Maloney
          E. Linn Draper, Jr.      James J. Markowsky
          Henry W. Fayne      Joseph H. Vipperman
          William J. Lhota

     No other business was transacted at the meeting.


Item 5.  Other Information.

AEP and APCo

     Reference is made to pages 12 and 13 of the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 10-K") for a discussion of APCo's proposed transmission facilities. On May 27, 1998, the Public Service Commission of West Virginia issued an order granting APCo's application for a certificate with respect to the preferred route for the Wyoming-Cloverdale 765,000-volt line.

AEP and I&M

     Reference is made to page 20 of the 1997 10-K for a discussion of the disposal of spent nuclear fuel and high level radioactive waste. On May 5, 1998, the U.S. Court of Appeals denied the motion filed by the various states and utilities in February 1998, in connection with the spent nuclear fuel litigation. On June 8, 1998, I&M filed a complaint in the U.S.
Court of Federal Claims seeking damages in excess of $150 million due to the U.S. Department of Energy's partial material breach of its unconditional contractual deadline to begin disposing of spent nuclear fuel and high level nuclear waste generated by the Cook Nuclear Plant. Similar lawsuits have been filed by other utilities.

     On June 18, 1998, Region V, U.S. Environmental Protection Agency ("Federal EPA") issued a Notice to Tanners Creek Plant alleging a violation of the Indiana State Implementation Plan SO2 limit applicable to Unit 4. The Notice alleges that the plant received and used coal with a sulfur content in excess of that which would permit compliance with the specified emission requirements. Negotiations to resolve the Notice through settlement are underway.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern
Power Company ("CSPCo"), I&M, Kentucky Power Company ("KEPCo") and
OPCo

     Reference is made to page 25 of the 1997 10-K for a discussion of the application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the Clean Air Act. On July 24, 1998, Federal EPA issued a notice soliciting comments on an alternative proposal that would significantly change the existing New Source Review rule applicable to utility sources. The proposal could result in more extensive permitting requirements governing alteration of existing sources than under the current rule.



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     APCo, CSPCo, I&M, KEPCo and OPCo

          Exhibit 12 - Statement re: Computation of Ratios.

     AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

     Company
    Reporting        Date of Report        Items Reported

    AEP, AEGCo,      May 15, 1998       Item 5. Other Events
    APCo, CSPCo,                        Item 7. Financial
    I&M, KEPCo and                      Statements and Exhibits
    OPCo

    CSPCo            June 18, 1998      Item 5. Other Events
                                        Item 7. Financial
                                        Statements and Exhibits




[scc\annual\10Q-98.2d]

                            Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              AMERICAN ELECTRIC POWER COMPANY, INC.

    By: /s/  Armando A. Pena       By:  /s/ Leonard V. Assante
           Armando A. Pena              Leonard V. Assante
           Treasurer                    Controller and
                                        Chief Accounting Officer
        (Duly Authorized Officer)    (Chief Accounting Officer)

                      AEP GENERATING COMPANY
                    APPALACHIAN POWER COMPANY
                 COLUMBUS SOUTHERN POWER COMPANY
                  INDIANA MICHIGAN POWER COMPANY
                      KENTUCKY POWER COMPANY
                        OHIO POWER COMPANY

    By:  /s/ Armando A. Pena       By: /s/ Leonard V. Assante
           Armando A. Pena              Leonard V. Assante
           Vice President, Treasurer,   Controller and
           and Chief Financial Officer  Chief Accounting Officer
        (Duly Authorized Officer)     (Chief Accounting Officer)


Date: August 13, 1998