Form 10-K
period 1998-12-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 1999-03-29
CIK 4904

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------
                                    FORM 10-K
                          ----------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

COMMISSION                                 REGISTRANT; STATE OF INCORPORATION;                            I.R.S. EMPLOYER
FILE NUMBER                                  ADDRESS AND TELEPHONE NUMBER                                IDENTIFICATION NO.
-----------                                  ----------------------------                                ------------------
1-3525                                     AMERICAN ELECTRIC POWER COMPANY, INC.                              13-4922640
                                           (A New York Corporation)
                                           1 Riverside Plaza
                                           Columbus, Ohio  43215
                                           Telephone (614) 223-1000

0-18135                                    AEP GENERATING COMPANY                                             31-1033833
                                           (An Ohio Corporation)
                                           1 Riverside Plaza
                                           Columbus, Ohio  43215
                                           Telephone (614) 223-1000

1-3457                                     APPALACHIAN POWER COMPANY                                          54-0124790
                                           (A Virginia Corporation)
                                           40 Franklin Road, S.W.
                                           Roanoke, Virginia  24011
                                           Telephone (540) 985-2300

1-2680                                     COLUMBUS SOUTHERN POWER COMPANY                                    31-4154203
                                           (An Ohio Corporation)
                                           1 Riverside Plaza
                                           Columbus, Ohio  43215
                                           Telephone (614) 223-1000

1-3570                                     INDIANA MICHIGAN POWER COMPANY                                     35-0410455
                                           (An Indiana Corporation)
                                           One Summit Square
                                           P. O. Box 60
                                           Fort Wayne, Indiana  46801
                                           Telephone (219) 425-2111

1-6858                                     KENTUCKY POWER COMPANY                                             61-0247775
                                           (A Kentucky Corporation)
                                           1701 Central Avenue
                                           Ashland, Kentucky  41101
                                           Telephone (800) 572-1141

1-6543                                     OHIO POWER COMPANY                                                 31-4271000
                                           (An Ohio Corporation)
                                           301 Cleveland Avenue, S.W.
                                           Canton, Ohio  44702
                                           Telephone (330) 456-8173

      AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X}. No.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                            NAME OF EACH EXCHANGE
          REGISTRANT                             TITLE OF EACH CLASS                         ON WHICH REGISTERED
          ----------                             -------------------                         -------------------
AEP Generating Company          None

American Electric Power         Common Stock,
  Company, Inc.                     $6.50 par value...................................  New York Stock Exchange

Appalachian Power               Cumulative Preferred Stock,
  Company                           Voting, no par value:
                                     4-1/2%...........................................  Philadelphia Stock Exchange

                                8-1/4% Junior Subordinated Deferrable
                                     Interest Debentures, Series A,
                                     Due  2026........................................  New York Stock Exchange

                                8% Junior Subordinated Deferrable
                                     Interest Debentures, Series B,
                                     Due  2027........................................  New York Stock Exchange

                                7.20% Senior Notes, Series A,
                                     Due 2038.........................................  New York Stock Exchange

                                7.30% Senior Notes, Series B,
                                     Due 2038...........................................New.York.Stock.Exchange

Columbus Southern               8-3/8% Junior Subordinated Deferrable
  Power Company                      Interest Debentures, Series A,
                                     Due 2025.........................................  New York Stock Exchange

                                7.92% Junior Subordinated Deferrable
                                     Interest Debentures, Series B,
                                     Due 2027.........................................  New York Stock Exchange

Indiana Michigan                8% Junior Subordinated Deferrable
  Power Company                      Interest Debentures, Series A,
                                     Due 2026.........................................  New York Stock Exchange

                                7.60% Junior Subordinated Deferrable
                                     Interest Debentures, Series B,
                                     Due 2038...........................................New.York.Stock.Exchange

Kentucky Power                  8.72% Junior Subordinated Deferrable
  Company                            Interest Debentures, Series A,
                                     Due 2025.........................................  New York Stock Exchange

Ohio Power Company              8.16% Junior Subordinated Deferrable
                                     Interest Debentures, Series A,
                                     Due 2025.........................................  New York Stock Exchange

                                7.92% Junior Subordinated Deferrable
                                     Interest Debentures  Series B,
                                     Due 2027...........................................New.York.Stock.Exchange

                                7 3/8% Senior Notes, Series A,
                                     Due 2038.........................................  New York Stock Exchange

Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement of American Electric Power Company, Inc. incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      REGISTRANT                                   TITLE OF EACH CLASS
      ----------                                   -------------------
AEP Generating Company                             None

American Electric Power Company, Inc               None

Appalachian Power Company                          None

Columbus Southern Power Company                    None

Indiana Michigan Power Company                     4-1/8% Cumulative Preferred Stock, Non-Voting, $100 par value

Kentucky Power Company                             None

Ohio Power Company                                 4-1/2% Cumulative Preferred Stock, Voting, $100 par value


                                                         AGGREGATE MARKET VALUE
                                                        OF VOTING AND NON-VOTING                 NUMBER OF SHARES
                                                           COMMON EQUITY HELD                     OF COMMON STOCK
                                                          BY NON-AFFILIATES OF                    OUTSTANDING OF
                                                           THE REGISTRANTS AT                   THE REGISTRANTS AT
                                                            FEBRUARY 1, 1999                     FEBRUARY 1, 1999
                                                        ------------------------                ------------------
AEP Generating Company                                            None                                 1,000
                                                                                                ($1,000 par value)

American Electric Power Company, Inc                         $8,177,004,087                         191,835,873
                                                                                                 ($6.50 par value)

Appalachian Power Company                                         None                              13,499,500
                                                                                                  (no par value)

Columbus Southern Power Company                                   None                              16,410,426
                                                                                                  (no par value)

Indiana Michigan Power Company                                    None                               1,400,000
                                                                                                  (no par value)

Kentucky Power Company                                            None                               1,009,000
                                                                                                  ($50 par value)

Ohio Power Company                                                None                              27,952,473
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

                                  DOCUMENTS INCORPORATED BY REFERENCE


                                                                                            PART OF FORM 10-K
                                                                                           INTO WHICH DOCUMENT
DESCRIPTION                                                                                  IS INCORPORATED
-----------                                                                                  ---------------
Portions of Annual Reports of the following companies for the fiscal year                        Part II
ended December 31, 1998:

                  AEP Generating Company
                  American Electric Power Company, Inc.
                  Appalachian Power Company
                  Columbus Southern Power Company
                  Indiana Michigan Power Company
                  Kentucky Power Company
                  Ohio Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for                         Part III
1999 Annual Meeting of Shareholders, to be filed within 120 days after
December 31, 1998

Portions of Information Statements of the following companies for 1999                           Part III
Annual Meeting of Shareholders, to be filed within 120 days after December 31,
1998

                  Appalachian Power Company
                  Ohio Power Company


                         ------------------------------


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


================================================================================

                                   TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
Glossary of Terms........................................................................     i

Forward-Looking Information..............................................................     1

PART I
      Item      1.  Business.............................................................     2
      Item      2.  Properties...........................................................    36
      Item      3.  Legal Proceedings....................................................    42
      Item      4.  Submission of Matters to a Vote of Security Holders..................    43
      Executive Officers of the Registrants..............................................    43

PART II
      Item      5.  Market for Registrant's Common Equity and Related
                         Stockholder Matters.............................................    45
      Item      6.  Selected Financial Data..............................................    46
      Item      7.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition...............................    46
      Item     7A.  Quantitative and Qualitative Disclosures About Market Risk ..........    47
      Item      8.  Financial Statements and Supplementary Data..........................    47
      Item      9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure...........................    47

PART III
      Item     10.  Directors and Executive Officers of the Registrants..................    48
      Item     11.  Executive Compensation...............................................    50
      Item     12.  Security Ownership of Certain Beneficial Owners
                         and Management..................................................    54
      Item     13.  Certain Relationships and Related Transactions.......................    55

PART IV
      Item     14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.....................................................    55

Signatures...............................................................................    57

Index to Financial Statement Schedules...................................................   S-1

Independent Auditors' Report.............................................................   S-2

Exhibit Index............................................................................   E-1

                                GLOSSARY OF TERMS

         When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

               TERM                                                 MEANING
               ----                                                 -------
AEGCo................................ AEP Generating Company, an electric utility subsidiary of  AEP.

AEP ................................. American Electric Power Company, Inc.

AEP System or the System............. The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.

AFUDC................................ Allowance for funds used during construction.  Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.

APCo................................. Appalachian Power Company, an electric utility subsidiary of AEP.

Buckeye.............................. Buckeye Power, Inc., an unaffiliated corporation.

CCD Group............................ CSPCo, CG&E and DP&L.

CG&E................................. The Cincinnati Gas & Electric Company, an unaffiliated utility company.

Cook Plant........................... The Donald C. Cook Nuclear Plant, owned by I&M.

CSPCo................................ Columbus Southern Power Company, an electric utility subsidiary of AEP.

CSW.................................  Central and South West Corporation.

DOE.................................. United States Department of Energy.

DP&L................................. The Dayton Power and Light Company, an unaffiliated utility company.

Federal EPA.......................... United States Environmental Protection Agency.

FERC................................. Federal Energy Regulatory Commission (an independent commission within the DOE).

I&M.................................. Indiana Michigan Power Company, an electric utility subsidiary of AEP.

IURC................................. Indiana Utility Regulatory Commission.

KEPCo................................ Kentucky Power Company, an electric utility subsidiary of AEP.

KPSC................................. Kentucky Public Service Commission.

MPSC................................. Michigan Public Service Commission.

NEIL................................. Nuclear Electric Insurance Limited.

NPDES................................ National Pollutant Discharge Elimination System.

NRC.................................. Nuclear Regulatory Commission.

OPCo................................  Ohio Power Company, an electric utility subsidiary of  AEP.

OVEC................................. Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo own a 44.2% equity interest.

PCBs................................. Polychlorinated biphenyls.

PUCO................................. The Public Utilities Commission of Ohio.

PUHCA................................ Public Utility Holding Company Act of 1935, as amended.

RCRA................................. Resource Conservation and Recovery Act of 1976, as amended.

Rockport Plant....................... A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana.

SEC.................................. Securities and Exchange Commission.

Service Corporation.................. American Electric Power Service Corporation, a service subsidiary of AEP.

SO2 Allowance........................ An allowance to emit one ton of sulfur dioxide granted under the Clean Air
                                           Act Amendments of 1990.

TVA ................................. Tennessee Valley Authority.

VEPCo................................ Virginia Electric and Power Company, an unaffiliated utility company.

Virginia SCC......................... State Corporation Commission of Virginia.

West Virginia PSC.................... Public Service Commission of West Virginia.

Zimmer or Zimmer Plant............... Wm. H. Zimmer Generating Station, commonly owned by CSPCo, CG&E and DP&L.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

      This report made by AEP and certain of its subsidiaries includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect assumptions and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from forward-looking statements are:

o    Electric load and customer growth.

o    Abnormal weather conditions.

o    Available sources and costs of fuels.

o    Availability of generating capacity.

o The impact of the proposed merger with CSW including any regulatory conditions imposed on the merger or the inability to consummate the merger with CSW.

o The speed and degree to which competition is introduced to our power generation business.

o The structure and timing of a competitive market and its impact on energy prices or fixed rates.

o The ability to recover stranded costs in connection with possible deregulation of generation.

o    New legislation and government regulations.

o    The ability of AEP to successfully control its costs.

o    The success of new business ventures.

o    International developments affecting AEP's foreign investments.

o    The economic climate and growth in AEP's service territory.

o Unforeseen events affecting AEP's nuclear plant which is on an extended safety related shutdown.

o Problems or failures related to Year 2000 readiness of computer software and hardware.

o    Inflationary trends.

o    Electricity and gas market prices.

o    Interest rates

o    Other risks and unforeseen events.

PART I  ------------------------------------------------------------------------


Item 1.  BUSINESS
--------------------------------------------------------------------------------

General

         AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company which owns, directly or indirectly, all of the outstanding common stock of its domestic electric utility subsidiaries and varying percentages of other subsidiaries. Substantially all of the operating revenues of AEP and its subsidiaries are derived from the furnishing of electric service. In addition, in recent years AEP has been pursuing various unregulated business opportunities worldwide as discussed in New Business Development.

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

         At December 31, 1998, the subsidiaries of AEP had a total of 17,943 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:

        APCo (organized in Virginia in 1926) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 888,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1998, APCo and its wholly owned subsidiaries had 3,577 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

        CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 640,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1998, CSPCo had 1,528 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

        I&M (organized in Indiana in 1925) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 554,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1998, I&M had 3,074 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

        KEPCo (organized in Kentucky in 1919) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 170,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1998, KEPCo had 541 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

        Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 44,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1998, Kingsport Power Company had 65 employees.

        OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 685,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1998, OPCo and its wholly owned subsidiaries had 4,170 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

        Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 42,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1998, Wheeling Power Company had 80 employees.

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

         On June 20, 1995, the SEC released a report from its Division of Investment Management recommending a conditional repeal of PUHCA, including its limits on financing and on geographic and business diversification. Specific federal authority, however, would be preserved over access to the books and records of registered holding company systems, audit authority over registered holding companies and their subsidiaries and oversight over affiliate transactions. This authority would be transferred to the FERC. Legislation was introduced in Congress in 1997 that would repeal PUHCA and transfer certain federal authority to the FERC as recommended in the SEC report as part of broader legislation regarding changes in the electric industry. Such legislation has been reintroduced in 1999. It is expected that a number of bills contemplating the restructuring of the electric utility industry will be introduced in the current Congress. See Competition and Business Change. If PUHCA is repealed, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.

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

CLASSES OF SERVICE

      The principal classes of service from which the major electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1998 are as follows:

                                                                                                                    AEP
                                           AEGCO       APCO       CSPCO        I&M        KEPCO        OPCO     SYSTEM (a)
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
                                                                          (IN THOUSANDS)
Retail
   Residential
      Without Electric Heating.........     $    0   $ 230,160   $ 335,270   $ 265,442    $ 40,190   $ 287,219  $ 1,179,792
      With Electric Heating............          0     328,623     104,905     108,950      64,516     139,052      781,659
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
          Total Residential............          0     558,783     440,175     374,392     104,706     426,271    1,961,451
   Commercial..........................          0     284,206     394,363     290,149      60,115     276,135    1,343,426
   Industrial..........................          0     381,733     148,463     370,329      94,186     670,757    1,727,109
   Miscellaneous.......................          0      34,505      17,115       6,849         877       8,230       71,240
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
         Total Retail..................          0   1,259,227   1,000,116   1,041,719     259,884   1,381,393    5,103,226
Wholesale (sales for resale)...........    223,821     350,014     145,376     321,771      87,401     644,058    1,005,481
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
         Total from KWH Sales..........    223,821   1,609,241   1,145,492   1,363,490     347,285   2,025,451    6,108,707
Provision for Revenue Refunds..........          0     (7,796)           0           0           0           0     (10,044)
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
         Total Net of Provision for
             Revenue Refunds...........    223,821   1,601,445   1,145,492   1,363,490     347,285   2,025,451    6,098,663
Other Operating Revenues...............        325      70,799      42,253      42,304      15,714      80,096      247,239
                                          --------  ----------  ----------  ----------    --------  ----------   ----------
         Total Electric Operating
Revenues...............................   $224,146  $1,672,244  $1,187,745  $1,405,794    $362,999  $2,105,547   $6,345,902
                                          ========  ==========  ==========  ==========    ========  ==========   ==========

----------------------------

(a) Includes revenues of other subsidiaries not shown and elimination of intercompany transactions.

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

      Power marketing and trading transactions (trading activities) are conducted by the AEP Power Pool and shared among the parties under the Interconnection Agreement. Trading activities involve the purchase and sale of electricity under physical forward contracts at fixed and variable prices and the trading of electricity contracts including exchange traded futures and options and over-the-counter options and swaps. The majority of these transactions represent physical forward contracts in the AEP System's traditional marketing area and are typically settled by entering into offsetting contracts. The regulated physical forward contracts are recorded on a net basis in the month when the contract settles.

      In addition, the AEP Power Pool enters into transactions for the purchase and sale of electricity options, futures and swaps, and for the forward purchase and sale of electricity outside of the AEP System's traditional marketing area. These non-regulated trading activities are accounted for on a mark-to-market basis.

      The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1996, 1997 and 1998:

                        1996          1997        1998(a)
                        ----          ----        -------
                                (IN THOUSANDS)

APCo..............   $(258,000)     $(237,000)   $(142,500)
CSPCo.............    (145,000)      (138,000)    (146,800)
I&M...............     121,000         67,000     ( 86,100)
KEPCo.............       2,000         20,000       34,000
OPCo..............     280,000        288,000      341,400

-------------------------

(a) Includes credits and charges from allowance transfers related to the transactions.

   Wholesale Sales of Power to Non-Affiliates

      AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made by the AEP System Power Pool and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the net realization (revenue less operating, maintenance, fuel and federal income tax expenses) of the various companies from such sales during the years ended December 31, 1996, 1997 and 1998:

                       1996(a)     1997(a)      1998(a)
                       -------     -------      -------
                                 (IN THOUSANDS)

AEGCo(b)............  $ 26,300    $ 26,200     $ 23,500
APCo(c).............    36,800      37,500       40,700
CSPCo(c)............    18,100      18,300       23,000
I&M(c)(d)...........    43,000      42,400       47,800
KEPCo(c)............     7,600       7,700        8,700
OPCo(c).............    30,200      30,200       36,900
                      --------    -------      --------
Total System........  $162,000    $162,300     $180,600
                      ========    ========     ========

-----------------------

(a) Such sales do not include wholesale sales to full/partial requirement customers of AEP System companies. See the discussion below.

(b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement. See AEGCo -- Unit Power Agreements.

(c) All amounts, except for I&M, are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1996, 1997 and 1998 were made on a short-term basis, except that $33,300,000, $25,900,000 and $38,300,000 respectively, of the contribution to operating income for the total System were from long-term System sales.

(d) In addition to its allocation of System sales, the 1996, 1997 and 1998 amounts for I&M include $20,900,000, $21,100,000 and $21,800,000 from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.


         The AEP System has long-term system agreements to sell the following to unaffiliated utilities: (1) 205 megawatts of electric power through August 2010; and (2) 50 megawatts of electric power through August 2001.

      In addition to long-term and short-term sales, APCo, CSPCo, I&M, KEPCo and OPCo serve unaffiliated wholesale customers that are full/partial requirement customers. The aggregate maximum demand for these customers in 1998 was 611, 109, 451, 18 and 140 megawatts for APCo, CSPCo, I&M, KEPCo and OPCo, respectively. Although the terms of the contracts with these customers vary, they generally can be terminated by the customer upon one to four years' notice. Since 1996, customers have given notices of termination, effective in 1999 and 2000, for 405, 63 and 131 megawatts for APCo, I&M and OPCo, respectively.

      Several wholesale customers, some of whom had previously given notice of termination, have entered into long-term contracts, ranging from five to seven years, with the AEP System. The expected demand under these contracts aggregates approximately 245 megawatts.

      In June 1993, certain municipal customers of APCo filed an application with the FERC for transmission service in order to reduce by 50 megawatts the power these customers then purchased under existing Electric Service Agreements
(ESAs) and to purchase power from a third party. APCo maintains that its agreements with these customers were full-requirements contracts which precluded the customers from purchasing power from third parties until 1998. On February 10, 1994, the FERC issued an order finding that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo. On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC ordered the requested transmission service and granted a complaint filed by the municipal customers directing certain modifications to the ESAs in order to accommodate their power purchases from the third party. Following FERC's denial of APCo's requests for rehearing, on December 20, 1995, APCo appealed the July 1, 1994 orders to the U.S. Court of Appeals for the District of Columbia. Effective August 1994, these municipal customers reduced their purchases by 40 megawatts. Certain of these customers further reduced their purchases by an additional 21 megawatts effective February 1996. On December 17, 1996, the U.S. Court of Appeals reversed the FERC's order directing APCo to provide transmission service and remanded the case to the FERC, where it remains pending. The customers terminated their contracts with APCo in 1998.

TRANSMISSION SERVICES

         AEP's electric utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2 for more information regarding the transmission and distribution lines. AEP's electric utility subsidiaries operate their transmission lines as a single interconnected and coordinated system and share the cost and benefits in the AEP System Transmission Pool. Most of the transmission and distribution services is sold, in combination with electric power, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See Rates and Regulation. As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

      The following table shows the net credits or (charges) allocated among the parties to the Transmission Agreement during the years ended December 31, 1996, 1997 and 1998:

                     1996            1997         1998
                     ----            ----         ----
                                (IN THOUSANDS)

APCo..........     $( 6,500)    $ ( 8,400)      $  2,400
CSPCo.........      (30,600)      (29,900)       (35,600)
I&M...........       46,300        46,100         44,100
KEPCo.........        3,300         2,700          6,000
OPCo..........      (12,500)      (10,500)       (16,900)


   Transmission Services for Non-Affiliates

      APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the revenues net of federal income tax expenses of the various companies from such services during the years ended December 31, 1996, 1997 and 1998:

                             1996       1997        1998
                             ----       ----        ----
                                   (IN THOUSANDS)

APCo....................    $ 13,800   $ 18,000     $30,600
CSPCo...................       8,000     10,200      18,100
I&M.....................       7,700     10,500      19,200
KEPCo...................       2,800      3,900       6,400
OPCo....................      17,800     27,200      42,100
                            --------   --------    --------
Total System............    $ 50,100   $ 69,800    $116,400
                            ========   ========    ========

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

         During 1996 and 1997 AEP engaged in discussions with several utilities regarding the creation of an independent system operator to operate the transmission system in the Midwestern region of the United States. In January 1998, nine utilities or utility systems filed with the FERC a proposal to form the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). AEP was not a participant in that filing and elected not to join the Midwest ISO as a transmission owner member. AEP has since joined the Midwest ISO as a non-owner member.

         AEP is currently engaged in discussions with Consumers Energy Company, FirstEnergy Corp. and VEPCo regarding the development of a Regional Transmission Organization ("RTO") which may take the form of an independent system operator ("ISO") or an independent transmission company ("Transco"), depending upon the occurrence of certain conditions. The parties envision that the Transco, if formed, would operate transmission assets that it would own, and also would operate other owners' transmission assets on a contractual basis. The discussions are also open to interested stakeholders. The discussions are expected to culminate in a FERC filing during the first part of 1999. See Competition and Business Change -- AEP Position on Competition.

OVEC

      AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 1,402,000 kilowatts. On April 1, 1999, it is scheduled to increase to approximately 1,900,000 kilowatts. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1998. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006.

BUCKEYE

      Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 26 of the rural electric cooperatives which operate in the State of Ohio at 318 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on January 16, 1997, was recorded at 1,178,460 kilowatts.

CERTAIN INDUSTRIAL CUSTOMERS

      Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation), and Ormet Corporation operate major aluminum reduction plants in the Ohio River Valley at Ravenswood, West Virginia, and in the vicinity of Hannibal, Ohio, respectively. The power requirements of such plants presently are approximately 357,000 kilowatts for Century and 537,000 kilowatts for Ormet. OPCo is providing electric service to Century pursuant to a contract approved by the PUCO for the period July 1, 1996 through July 31, 2003.

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

      Pursuant to an assignment between I&M and KEPCo, and a unit power agreement between KEPCo and AEGCo, AEGCo sells KEPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KEPCo has agreed to pay to AEGCo in consideration for the right to receive such power the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KEPCo unit power agreement expires on December 31, 2004.

      A unit power agreement among AEGCo, I&M, VEPCo, and APCo provides for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo has agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. Approximately 32% of AEGCo's operating revenue in 1998 was derived from its sales to VEPCo.

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

INDUSTRY PROBLEMS

      The electric utility industry, including the operating subsidiaries of AEP, has encountered at various times in the last 15 years significant problems in a number of areas, including: delays in and limitations on the recovery of fuel costs from customers; proposed legislation, initiative measures and other actions designed to prohibit construction and operation of certain types of power plants and transmission lines under certain conditions and to eliminate or reduce the extent of the coverage of fuel adjustment clauses; inadequate rate increases and delays in obtaining rate increases; jurisdictional disputes with state public utilities commissions regarding the interstate operations of integrated electric systems; requirements for additional expenditures for pollution control facilities; increased capital and operating costs; construction delays due, among other factors, to pollution control and environmental considerations and to material, equipment and fuel shortages; the economic effects on net income (which when combined with other factors may be immediate and adverse) associated with placing large generating units and related facilities in commercial operation, including the commencement at that time of substantial charges for depreciation, taxes, maintenance and other operating expenses, and the cessation of AFUDC with respect to such units; uncertainties as to conservation efforts by customers and the effects of such efforts on load growth; depressed economic conditions in certain regions of the United States; increasingly competitive conditions in the wholesale and retail markets; availability of capacity; proposals to deregulate certain portions of the industry and revise the rules and responsibilities under which new generating capacity is supplied; and substantial increases in construction costs and difficulties in financing due to high costs of capital, uncertain capital markets, charter and indenture limitations restricting conventional financing, and shortages of cash for construction and other purposes.

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

      Competition in the generation and sale of electric power will require resolution of complex issues, including who will pay for the unused generating plant of, and other stranded costs incurred by, the utility when a customer stops buying power from the utility; will all customers have access to the benefits of competition; how will the rules of competition be established; what will happen to conservation and other regulatory-imposed programs; how will the reliability of the transmission system be ensured; and how will the utility's obligation to serve be changed. As a result, it is not clear how or when competition in generation and sale of electric power will be instituted. However, if competition in generation and sale of electric power is instituted, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs. If stranded costs are not recovered from customers, however, the public utility subsidiaries of AEP, like all electric utilities, will be required by existing accounting standards to recognize any stranded investment losses.

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

      Significant changes in the global economy in recent years have led to increased price competition for industrial companies in the United States, including those served by the AEP System. Such industrial companies have requested price reductions from their suppliers, including their suppliers of electric power. In addition, industrial companies which are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, various off-peak or interruptible supply options and believe that, as low cost suppliers of electric power, they should be less likely to be materially adversely affected by this competition and may be benefited by attracting new industrial customers to their service territories.

      The legislatures and/or the regulatory commissions in many states are considering or have adopted "retail customer choice" which, in general terms, means the transmission by an electric utility of electric power generated by an entity of the customer's choice over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from another electric utility, an independent power producer or an intermediary, such as a power marketer. Although AEP's power generation would have competitors under some of these proposals, its transmission and distribution would not. If competition develops in retail power generation, the public utility subsidiaries of AEP believe that they should have a favorable competitive position because of their relatively low costs.

         Federal: Legislation to provide for retail competition among electric energy suppliers has been introduced in both the U.S. Senate and House of Representatives.

      Indiana: In January 1999, Senate Bill 648 was introduced in the Indiana Senate on behalf of a group of industrial customers. The bill would allow retail electric customers to choose their electricity supply companies after December 31, 2000. The bill would provide that the IURC would determine each utility's net stranded costs, which would be recovered by a transition charge in effect until no later than December 31, 2005. The bill was not reported out of committee and attempts by the sponsors to amend the bill were unsuccessful. AEP continues to work with other utilities in Indiana to develop a consensus on customer-choice legislation that can be enacted into law in Indiana. The outcome of this effort is uncertain.

      Kentucky: During the 1998 Regular Session of the Kentucky legislature, the Electric Utility Restructuring Task Force was established by resolution. The 20-member Task Force includes ten members of the General Assembly and ten officials from the Governor's office. The Task Force began monthly meetings in August 1998. At the January 1999 meeting, AEP, the other Kentucky investor-owned public utilities and the Kentucky electric cooperatives were requested to file with the Task Force a description of their non-traditional, unregulated businesses. The final report of the Task Force is due in November 1999, prior to the next regularly scheduled legislative session in 2000.

      A second Task Force was also established to study the effects of utility restructuring on taxes. This Task Force also has been meeting monthly and will report its findings in November 1999. Several advisory committees have been formed to assist this Task Force in gathering and studying information. The Kentucky investor-owned utilities, including AEP, are represented on each of those committees. At the January meeting, the Task Force voted to retain a consulting firm with extensive experience in utility tax issues to facilitate the proceedings.

      The KPSC Chairwoman leads 23 state public utility commissions in a coalition entitled Low Cost States Initiative. The coalition's stated purpose is to ensure that the U.S. Congress gives equal consideration to the issues facing low-cost states. The coalition is focusing on the following five issues:

     o    A National Voice.

     o    Low Rates.

     o    Rural Electricity Rates.

     o    Stranded Costs and Benefits.

     o    Economic Development.

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

      In January 1996, the Governor of Michigan endorsed a proposal of the Michigan Jobs Commission to promote competition and customer choice in energy and requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. In December 1996, the MPSC staff issued a report on electric industry restructuring which recommended a phase-in program from 1997 through 2004 of direct access to electricity suppliers applicable to all customers. On June 5, 1997, the MPSC entered an order requiring electric utilities (including I&M) to phase in retail open access for customers, with full customer choice by 2002 (MPSC Order). Under the MPSC Order, customer choice is phased in from 1997 through 2001, at the rate of 2.5% of each utility's customer load per year, with all customers becoming eligible to choose their electric supplier effective January 1, 2002. The MPSC Order essentially adopted the December 1996 MPSC staff report that recommended full recovery of stranded costs of utilities, including nuclear generating investment, through the use of a transition charge applicable to customers exercising choice. While concluding that securitization of stranded costs would be feasible, the MPSC Order stated that legislative authorization is required prior to the implementation of any securitization program.

      As required by the MPSC Order, in July 1997, I&M filed a proposed open access distribution tariff phasing in customer choice for all customer classes. However, the MPSC has closed the relevant docket and taken no action with regard to AEP's filing. The MPSC has approved, by orders dated January 14, 1998, February 11, 1998 and March 8, 1999, after contested proceedings and with modifications, filings made by Consumers and Detroit Edison. Detroit Edison, the Michigan Attorney General and other parties have appealed the MPSC's orders to the Michigan Court of Appeals.

      Ohio: In March 1998, twin proposals on electric industry restructuring were introduced in the Ohio House and Senate. Among other provisions, the bills proposed a fully competitive marketplace in the year 2000, with no phase-in period. The bills were the subject of hearings in the Senate Ways and Means Committee and the House Public Utilities Committee in April-May 1998. However, no additional action was taken with respect to the bills by the end of the legislative session on December 31, 1998.

      In August 1998, four of Ohio's investor-owned electric utilities - AEP, Cinergy Corp., FirstEnergy and DP&L - announced that they had reached a consensus on a basic alternative framework to deregulate Ohio's electric industry. The proposal called for:

     o    The introduction of customer choice on January 1, 2001.

     o    A freeze on rates during a five-year transition period.

     o Changes in utility taxes to achieve, among other things, equalized treatment of in-state and out-of-state electricity suppliers.

     o An opportunity to recover stranded costs during a five-year transition period.

     In September 1998, the leaders of the House and Senate called for a series of "working study group" meetings involving the various stakeholder groups. The study group's members were encouraged to reconcile their differences and develop a consensus position on industry restructuring. The working study group continues to hold periodic meetings.

      On January 20, 1999, two new "placeholder" bills were introduced in the Ohio House and Senate declaring the legislature's public policy with respect to electric industry restructuring. On March 8, 1999, a legislative working group released a Summary of Proposed Major Provisions of Electric Restructuring Legislation. It is expected that these provisions will be incorporated into more extensive legislative proposals expected to supplant the placeholder bills. Legislative leaders have publicly indicated their desire to pass restructuring legislation during the current legislative session.

      Virginia: On February 25, 1999, the legislature passed an electric utility industry restructuring bill and tax reform bill. The restructuring bill requires Virginia utilities to join or establish a regional transmission entity by January 2001, to which such utilities shall transfer the management and control of their transmission systems. The bill provides for a transition to retail customer choice from January 1, 2002 through January 1, 2004. The Virginia SCC can delay or accelerate the implementation of choice based on considerations of reliability, safety, communications or market power, but in no event shall any delay extend the implementation of customer choice beyond January 1, 2005. With limited exceptions, the generation of electricity will no longer be subject to regulation.

      The bill provides for capped rates, effective January 1, 2001, for a period of time ending as late as July 1, 2007. The capped rates may be terminated after January 1, 2004, upon petition of the Virginia SCC by the utility and a finding by the Virginia SCC that an effective competitive market exists. If capped rates continue beyond January 1, 2004, the bill provides for a one-time change in the non-generation components of such rates upon approval by the Virginia SCC. The Virginia SCC also may adjust the capped rates in connection with the utility's recovery of fuel costs, changes in taxation by Virginia, and any financial distress of the utility beyond the utility's control.

      The restructuring bill provides for recovery of just and reasonable net stranded costs to the extent that such costs exceed zero in total value for any incumbent electric utility through either capped rates or the imposition of a wires charge upon customers who may depart the incumbent in favor of an alternative supplier prior to the termination of the rate cap.

      A ten-member legislative task force, to serve from July 1, 1999 through July 1, 2005, will monitor the work of the Virginia SCC, determine the discontinuance of capped rates and review related matters. The task force will report annually to the Governor and legislature.

      The tax bill provides for replacement of gross receipts and certain other taxes by (i) a consumption tax levied upon customers on the basis of kilowatt-hour usage and (ii) a state corporate net income tax. The intention of the tax bill is to achieve approximate revenue neutrality for Virginia.

      West Virginia: In December 1996, the West Virginia PSC issued an order initiating a general investigation into the restructuring of the regulated electric industry. The Task Force established by the West Virginia PSC to study electric industry restructuring issued its Initial Report in October 1997 and Supplemental Report on Recommended Legislation in January 1998. On March 14, 1998, the West Virginia Legislature passed restructuring legislation authorizing the West Virginia PSC to proceed with the development of a plan for electric industry restructuring, if restructuring is determined by the West Virginia PSC to be in the public interest. Any plan developed and proposed by the West Virginia PSC must be approved by the West Virginia Legislature before such plan can be made effective. Following the passage of the restructuring legislation, the West Virginia PSC closed the 1996 general investigation and commenced a new proceeding to carry out its obligations under the legislation.

      On April 20, 1998, the West Virginia PSC initiated a general investigation to determine whether West Virginia should adopt a restructuring plan. Workshops were held throughout the summer of 1998 and on November 24, 1998, the West Virginia PSC held a hearing at which the West Virginia PSC was advised that the participants involved in the general investigation had been unable to reach a consensus on a restructuring plan. The West Virginia PSC then issued a procedural order on December 23, 1998, establishing dates beginning in June 1999 for pre-filed testimony, responsive testimony, hearing dates and briefs regarding the issues of codes of conduct, universal service, class subsidies and generation plant valuation.

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

NEW BUSINESS DEVELOPMENT

      AEP has expanded its business to non-regulated energy activities through several subsidiaries, including AEP Energy Services, Inc. (AEPES), AEP Resources, Inc. (Resources), AEP Resources Service Company (RESCo) and AEP Communications, LLC (AEP Communications).

     AEPES

      AEPES markets and trades natural gas and provides gas storage and transportation services.

   Resources

      Resources' primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other energy-related domestic and international investment opportunities and projects. Resources has business development offices in London, Beijing, Singapore, Sydney, Toronto, Washington and Houston.

      Resources has a 50% interest in Yorkshire Electric Group plc (Yorkshire Electricity) with an indirect wholly-owned subsidiary of New Century Energies, Inc. Yorkshire Electricity is a United Kingdom independent regional electricity company. It is principally engaged in the distribution of electricity to 2.2 million customers in its authorized service territory which is comprised of 3,860 square miles and located centrally in the east coast of England.

      Resources' indirect subsidiary, AEP Pushan Power LDC, has a 70% interest in Nanyang General Light Electric Co., Ltd. (Nanyang Electric), a joint venture organized to develop and build two 125 megawatt coal-fired generating units near Nanyang City in the Henan Province of The Peoples Republic of China. Nanyang Electric was established in 1996 by AEP Pushan Power LDC, Henan Electric Power Development Co. (15% interest) and Nanyang City Hengsheng Energy Development Company Limited (formerly Nanyang Municipal Finance Development Co.) (15% interest). Funding for the construction of the generating units has commenced and will continue through completion. Unit 1 went into service in February 1999 and Unit 2 is expected to go into service in the third quarter of 1999. Resources' share of the total cost of the project of $190,000,000 is estimated to be approximately $110,000,000.

      In March 1998, Resources, through AEP Resources Australia Pty., Ltd., a special purpose subsidiary of Resources, acquired a 20% interest in Pacific Hydro Limited for $10,000,000. Pacific Hydro is principally engaged in the development and operation of, and ownership of interests in, hydroelectric facilities in the Asia Pacific region. Currently, Pacific Hydro has interests in six hydroelectric units that operate or are under construction in Australia and the Philippines. The hydroelectric facilities in which Pacific Hydro had interests as of December 31, 1998 (including those under construction) had total design capacity of approximately 178 megawatts.

      In December 1998, Resources, through wholly-owned subsidiaries, acquired CitiPower Pty., an electric distribution and retail sales company in Victoria, Australia, for $1,100,000,000. CitiPower serves approximately 240,000 customers in the city of Melbourne. With about 3,100 miles of distribution lines in a service area that covers approximately 100 square miles, CitiPower distributes about 4,800 gigawatt-hours annually.

         In December 1998, Resources acquired from Equitable Resources, Inc. midstream gas operations for approximately $340,000,000 including working capital funds. The gas trading and marketing group included in this purchase was acquired by AEPES. Assets acquired include:

     o    A 2,000-mile intrastate pipeline system in Louisiana.

     o    Four natural gas processing plants that straddle the pipeline.

     o Jefferson Island storage facility, including an existing salt dome storage cavern and a second cavern under construction, both directly connected to the Henry Hub, the most active gas trading area in North America.

      The pipeline and storage facility are interconnected to 15 interstate and 23 intrastate pipelines.

   RESCo

      RESCo offers engineering, construction, project management and other consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.

   AEP Communications

      AEP Communications markets energy information, wireless tower infrastructure and fiber optic services. In 1998, AEP Communications launched DatapultSM, a portfolio of energy information data and analysis tools designed to help customers identify energy- and cost-saving opportunities. AEP Communications also is expanding its fiber optic network and marketing dedicated telecommunications bandwidth to other carriers.

   AEP Power Marketing

      In July 1996, AEP Power Marketing, Inc. (AEPPM), a wholly-owned subsidiary of AEP, requested authority from FERC to market electric power at wholesale at market-based rates. In September 1996, the FERC accepted the filing, conditioned upon, among other things, the utility subsidiaries of AEP refraining from (1) selling nonpower goods or services to any affiliate at a price below its cost or market price, whichever is higher, and (2) purchasing nonpower goods or services from any affiliate at a price above market price. AEPPM requested FERC to clarify that the applicability of this condition relates only to transactions between AEP utility subsidiaries and AEPPM. In 1998, FERC granted the requested clarification. AEPPM has not entered into any transactions to date. However, the AEP System is engaged in regulated power marketing and trading within its traditional marketing area through its Power Pool and in non-regulated financial derivative power trading activities conducted by the Power Pool but recorded in non-operating income by the AEP Power Pool member companies.

   SEC Limitations

      AEP has received approval from the SEC under PUHCA to issue and sell securities in an amount up to 100% of its average quarterly consolidated retained earnings balance (such average balance was approximately $1,674,000,000 for the twelve months ended December 31, 1998) for investment in exempt wholesale generators and foreign utility companies. Resources expects to continue its pursuit of new and existing energy generation and delivery projects worldwide.

      SEC Rule 58 permits AEP and other registered holding companies to invest up to 15% of consolidated capitalization in energy-related companies. AEPES, an energy-related company under Rule 58, is authorized to engage in energy-related activities, including marketing electricity, gas and other energy commodities.

   Risk

      These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of traditional AEP rate-regulated operations. However, they also involve a higher degree of risk which must be carefully considered and assessed. AEP may make additional substantial investments in these and other new businesses.

      Reference is made to Market Risks under Item 7A herein for a discussion of certain market risks inherent in AEP business activities.

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

      Consummation of the merger is subject to certain conditions, including the receipt of required regulatory approvals. Assuming the receipt of all required approvals, completion of the merger is anticipated to occur by the end of 1999.

      CSW is a global, diversified public utility holding company based in Dallas, Texas. CSW owns four domestic electric utility subsidiaries serving 1.7 million customers in portions of the states of Texas, Oklahoma, Louisiana and Arkansas and a regional electricity company in the United Kingdom. CSW also owns other international energy operations and non-regulated subsidiaries involved in energy-related investments, energy efficiency services and financial transactions.


CONSTRUCTION PROGRAM

   New Generation

      The AEP System is continuously involved in assessing the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment and planning process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate. Thus, System reinforcement plans are subject to change, particularly with the anticipated restructuring of the electric utility industry and the move to increasing competition in the marketplace. See Competition and Business Change.

      Committed or anticipated capability changes to the AEP System's generation resources include:

     o Rerating of the Smith Mountain pumped storage hydroelectric plant (36-megawatt increase).

     o Purchase from an independent power producer's hydro project with an expected capacity value of 28 megawatts.

     o Expiration of the Rockport Unit 1 sale of 455 megawatts to VEPCo on December 31, 1999 (see AEGCo).

      Apart from these changes and temporary power purchases that can be arranged, there are no specific commitments for additions of new generation resources on the AEP System. In this regard, the most recent resource plan filed by AEP's electric utility subsidiaries with various state commissions indicates no need for new generation resources until beyond the year 2003. When the time for commitment to additional generation resources approaches, all means for adding such resources, including self-build and external resource options, will be considered. However, given the restructuring that is expected to take place in the industry, the extent of the need of AEP's operating companies for any additional generation resources in the foreseeable future is highly uncertain.

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

      West Virginia: On May 27, 1998, the West Virginia PSC issued an order granting APCo's application for a certificate with respect to the preferred route for the Wyoming-Cloverdale 765,000-volt line.

      Virginia: By Hearing Examiner's Ruling of June 9, 1998, the procedural schedule for the certificate in Virginia was suspended for 90 days to allow APCo to conduct additional studies. On August 21, 1998, APCo filed a report stating that a two-phased alternative project could provide electrical transmission reinforcement comparable to the Wyoming-Cloverdale line.

      By Hearing Examiner's Ruling of September 22, 1998, the proceeding was continued and APCo was directed to study the first phase of the alternative project, involving a line running from Wyoming Station in West Virginia to APCo's existing Jacksons Ferry Station in Virginia or any point on the Jacksons Ferry-Cloverdale 765kV transmission line. APCo estimates that the Wyoming-Jacksons Ferry line would be between 82-100 miles in length, including 32 miles in West Virginia previously certified. APCo must file its study by June 1, 1999. The Hearing Examiner also ordered APCo and the Virginia SCC Staff to provide at the evidentiary hearing information on generation alternatives, specifically natural gas generation, to APCo's proposed transmission line.

      If the Virginia SCC grants a certificate for the Wyoming-Jacksons Ferry line, APCo will have to amend its certificate from West Virginia.

      Proposed Completion Schedule: If the Virginia SCC and West Virginia PSC issue the required certificates, APCo will cooperate with the Forest Service to complete the EIS process and obtain the federal permits. Management estimates that neither project can be completed before the winter of 2003-2004. However, given the findings in the Draft EIS, APCo cannot presently predict the schedule for completion of the state and federal permitting process.

   Construction Expenditures

      The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1996, 1997 and 1998 and their current estimate of 1999 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases. The construction expenditures for the years 1996-1998 were, and it is anticipated that the estimated construction expenditures for 1999 will be, approximately:

                     1996      1997     1998        1999
                    ACTUAL    ACTUAL   ACTUAL     ESTIMATE
                    ------    ------   ------     --------
                               (IN THOUSANDS)

AEP System (a)..   $578,000  $762,000   $792,100   $820,100

   AEGCo........      2,200     3,900      6,600      6,300

   APCo.........    192,900   218,100    204,900    254,600

   CSPCo........     93,600   108,900    115,300     94,500

   I&M..........     90,500   123,400    148,900    151,800

   KEPCo........     75,800    66,700     43,800     42,500

   OPCo.........    113,800   172,700    185,200    201,000


-----------------------

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

      Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1996, 1997 and 1998 and the current estimate for 1999 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.

                      1996      1997      1998       1999
                     ACTUAL    ACTUAL    ACTUAL    ESTIMATE
                     ------    ------    ------    --------
                                 (IN THOUSANDS)

AEGCo.............  $     0  $     0   $   800   $     0

APCo..............   10,500    9,100    25,000    36,100

CSPCo.............    1,800    1,300     5,300     3,600

I&M...............        0      100    13,000     6,700

KEPCo.............      100    1,300     4,600       400

OPCo..............    1,600   11,800    27,100    32,100

   AEP System.....  $14,000  $23,600   $75,800   $78,900
                    =======  =======   =======   =======

FINANCING

         It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and cash capital contributions by AEP. It has been the practice of AEP, in turn, to finance cash capital contributions to the common stock equities of its subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. In 1998, AEP issued approximately 1,193,000 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other capital requirements.

      During the period 1996-1998, net external funds from financings and capital contributions by AEP amounted, with respect to APCo and KEPCo, to approximately 23% and 75%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo, CSPCo and OPCo exceeded the amount of funds from financings and capital contributions by AEP.

      The ability of AEP and its subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of most of the operating subsidiaries, by provisions contained in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 1999, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:

                                                                                                                TOTAL AEP
              SHORT-TERM DEBT                     AEP     AEGCO     APCO     CSPCO     I&M     KEPCO     OPCO   SYSTEM(a)
              ---------------                     ---     -----     ----     -----     ---     -----     ----   ---------
                                                                             (IN MILLIONS)

Amount authorized...........................     $500       $80     $325     $300    $300      $150      $400     $2,115
                                                 ====       ===     ====     ====    ====      ====      ====     ======
Amount outstanding:
      Notes payable.........................     $ --        $24    $ 34     $ --    $ --      $  5      $ --     $  197
      Commercial paper......................       78         --      42       52     109        15       123        419
                                                 ----        ---    ----     ----    ----      ----      ----     ------
                                                 $ 78        $24    $ 76     $ 52    $109      $ 20      $123     $  616
                                                 ====        ===    ====     ====    ====      ====      ====     ======

------------------

(a)  Includes short-term debt of other subsidiaries not shown.

      Reference is made to the footnotes to the financial statements incorporated by reference in Item 8 for further information with respect to unused short-term bank lines of credit.

      In order to issue additional first mortgage bonds, it is necessary for APCo, CSPCo, I&M, KEPCo and OPCo to comply with earnings coverage requirements contained in their respective mortgages. The most restrictive of these provisions generally requires, for the issuance of first mortgage bonds for purposes other than the refunding of outstanding first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. In computing such coverages, the companies include as a component of earnings revenues collected subject to refund (where applicable) and, to the extent not limited by the instrument under which the computation is made, AFUDC, including amounts positioned and classified as an allowance for borrowed funds used during construction. These coverage provisions have at certain times restricted the ability of one or more of the above subsidiaries of AEP to issue senior securities.

      The respective mortgage coverages of APCo, CSPCo, I&M, KEPCo and OPCo under their respective mortgage provisions, calculated on the foregoing basis and in accordance with the respective amounts then recorded in the accounts of the companies, were at least those stated in the following table:

                                          DECEMBER 31,
                                          ------------
                                       1996    1997    1998
                                       ----    ----    ----
APCo
      Mortgage coverage.............   3.98    3.72    3.88
CSPCo
      Mortgage coverage.............   4.44    4.95    6.36
I&M
      Mortgage coverage.............   6.66    7.57    6.39
KEPCo
      Mortgage coverage.............   3.22    4.23    4.40
OPCo
      Mortgage coverage.............   8.27    9.74    9.40


      Although certain other subsidiaries of AEP either are not subject to any coverage restrictions or are not subject to restrictions as constraining as those to which APCo, CSPCo, I&M, KEPCo and OPCo are subject, their ability to finance substantial portions of their construction programs may be subject to market limitations and other constraints unless other assurances are furnished.

      AEP believes that the ability of some of its subsidiaries to issue short- and long-term debt securities in the amounts required to finance their business may depend upon the timely approval of rate increase applications. If one or more of the subsidiaries are unable to continue the issuance and sale of securities on an orderly basis, such company or companies will be required to consider the curtailment of construction and other outlays or the use of alternative financing arrangements, if available, which may be more costly.

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

      New projects undertaken by AEP Resources and its subsidiaries are generally financed through equity funds provided by AEP, non-recourse debt incurred on a project-specific basis, debt issued by AEP Resources or through a combination thereof. See New Business Development and Item 7 for additional information concerning AEP Resources and its subsidiaries.

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

      Generally the rates of AEP's operating subsidiaries are determined based upon the cost of providing service including a reasonable return on investment. Certain states served by the AEP System allow alternative forms of rate regulation in addition to the traditional cost-of-service approach. However, the rates of AEP's operating subsidiaries in those states continue to be cost-based. The IURC may approve alternative regulatory plans which could include setting customer rates based on market or average prices, price caps, index-based prices and prices based on performance and efficiency. The Virginia SCC may approve (i) special rates, contracts or incentives to individual customers or classes of customers and (ii) alternative forms of regulation including, but not limited to, the use of price regulation, ranges of authorized returns, categories of services and price indexing.

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

      AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System. In addition, current rate regulation may be subject to significant revision. See Competition and Business Change.

   Investigations of June 1998 Pricing Abnormalities

      During the week of June 22-26, 1998, wholesale electric power markets in the Midwest exhibited unprecedented price volatility due to several market factors, including an extended period of unseasonably hot weather, scheduled and unplanned generating unit outages, transmission constraints, and defaults by certain power marketers on their supply obligations. The simultaneous culmination of these events resulted in temporary but extreme price spikes in the hourly and daily markets.

      As a result of this situation, the FERC, IURC and PUCO initiated separate investigations into the price increase. After completing their reviews, these commissions concluded that the pricing abnormalities were due to the unusual conditions that occurred during that time. The FERC Staff report issued in September 1998 did not find evidence that firm service to consumers was compromised anywhere in the Midwest during the period of the pricing abnormalities. The FERC reserved the right to conduct further investigations on a company-specific basis. AEP is unable to predict what, if any, further action may be taken by the FERC in respect of this matter. No assurance can be given that the FERC will not take enforcement action in this connection.

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

      On November 9, 1993, the administrative law judge (ALJ) issued an initial decision affirming the terms of APCo's filing except for APCo's requested return on common equity of 12.75% which the ALJ found should be 10.1%. On June 29, 1998, the FERC issued its order affirming the ALJ's decision except the return on common equity, which the FERC approved at 9.95%. On July 29, 1998, APCo filed with the FERC a request for rehearing of the FERC's order.

      At December 31, 1998, APCo had accrued a refund liability, including interest, of $42,800,000.

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

      On February 18, 1999, the Virginia SCC approved a stipulation and settlement agreement among APCo, the Virginia SCC Staff and consumer and major industrial customer representatives that provides for the following:

     o Elimination of the $30,500,000 annual increase in base rates that has been collected subject to refund since mid-November 1997.

     o    During the period January 1, 1998 through December 31, 2000:

          o Reduction in base rates of $6,000,000 from the level in effect prior to the November 1997 increase, with the expectation that rates would remain at the agreed-upon levels.

          o APCo's commitment to invest at least $90,000,000 in Virginia distribution facilities to maintain the overall quality and reliability of electric service.

          o Benchmark rate of return on equity of 10.85% with one-third of earnings above that level to be retained by APCo and the remaining two-thirds to be refunded to ratepayers.

     o Refund with interest of all amounts collected above the approved rates.

      At December 31, 1998, APCo had accrued a refund liability, including interest, of $51,600,000.

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

   I&M

      Reference is made to Cook Nuclear Plant --Cook Plant Shutdown under Item 2 herein for a discussion of recovery of fuel costs.

    OPCo

      Under the terms of a stipulation agreement approved by the PUCO in November 1992, beginning December 1, 1994, the cost of coal burned at the Gavin Plant is subject to a 15-year predetermined price of $1.575 per million Btus with quarterly escalation adjustments. A 1995 PUCO-approved settlement agreement fixed the electric fuel component factor at 1.465 cents per kwh for the period June 1995 through November 1998. After the first to occur of either full recovery of these costs or November 2009, the price that OPCo can recover for coal from its affiliated Meigs mine which supplies the Gavin Plant will be limited to the lower of cost or the then-current market price. The agreements provide OPCo with the opportunity to recover any operating losses incurred under the predetermined or fixed price, as well as its investment in, and liabilities and closing costs associated with, its affiliated mining operations attributable to its Ohio jurisdiction, to the extent the actual cost of coal burned at the Gavin Plant is below the predetermined price.

      Based on the estimated future cost of coal burned at Gavin Plant, management believes that the Ohio jurisdictional portion of the investment in, and liabilities and closing costs of, the affiliated mining operations, including deferred amounts, will be recovered under the terms of the predetermined price agreement following shutdown. Management intends to seek from non-Ohio jurisdictional ratepayers recovery of the non-Ohio jurisdictional portion of any remaining investment in, and the liabilities and closing costs of, OPCo's Muskingum, Windsor and Meigs mines, but there can be no assurance that such recovery will be approved. The non-Ohio jurisdictional portion of shutdown costs for these mines, which includes the investment in the mines, leased asset buy-outs, reclamation costs and employee benefits, is estimated to be approximately $17,000,000 for Muskingum, $14,000,000 for Windsor and $68,000,000 for Meigs, after tax at December 31, 1998.

      Management anticipates closing the Muskingum mine in October 1999, Windsor mine in December 2000 and Meigs mine in December 2001. The Muskingum mine supplies coal to Muskingum River Plant and the Windsor mine supplies coal to Cardinal Plant Unit 1. These mines are closing, in part, as a result of compliance with the Phase II requirements of the Clean Air Act Amendments of 1990 (see Environmental and Other Matters -- Air Pollution Control -- Acid
Rain). The mines could close earlier depending on the economics of continued operation under the terms of the 1995 settlement agreement. Unless future shutdown costs and/or the cost of coal production of OPCo's Muskingum, Windsor and Meigs mines, including amounts deferred, can be recovered, AEP's and OPCo's results of operations would be adversely affected.

FUEL SUPPLY

      The following table shows the sources of power generated by the AEP
System:

                           1994   1995   1996    1997   1998
                           ----   ----   ----    ----   ----
Coal.....................   91%    88%    87%     92%    99%
Nuclear..................    8%    11%    12%      7%     0%
Hydroelectric and other..    1%     1%     1%      1%     1%

    Variations in the generation of nuclear power are primarily related to refueling outages and, in 1997 and 1998, the shutdown of the Cook Plant to respond to issues raised by the NRC. See Cook Nuclear Plant -- Cook Plant Shutdown.

   Coal

         The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II begins in 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters --Air Pollution Control -- Acid Rain for the current compliance plan.

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

      Western coal purchased by System companies is transported by rail to an affiliated terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 3,593 coal hopper cars to be used in unit train movements, as well as 14 towboats, 352 jumbo barges and 145 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various other locations.

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

                                                                      1994        1995        1996       1997       1998
                                                                      ----        ----        ----       ----       ----
Total coal delivered to
   AEP operated plants (thousands of tons).......................   49,024      46,867     51,030      54,292     54,004
Sources (percentage):
   Subsidiaries..................................................      15%         14%        13%         14%        14%
   Long-term contracts...........................................      65%         75%        71%         66%        66%
   Spot or short-term purchases..................................      20%         11%        16%         20%        20%
Average price per ton of spot-purchased coal.....................   $23.00      $25.15     $23.85      $24.38     $25.05

      The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                                                    1994          1995       1996         1997       1998
                                                                    ----          ----       ----         ----       ----
                                                                                         DOLLARS PER TON
                                                                                         ---------------
AEP System Companies...........................................    $ 33.95      $ 32.52     $ 31.70      $ 31.77    $ 32.60
   AEGCo.......................................................      18.59        18.80       18.22        19.30      19.37
   APCo........................................................      39.89        38.86       37.60        36.09      34.81
   CSPCo.......................................................      32.80        33.23       31.70        31.69      31.63
   I&M.........................................................      22.85        23.25       22.99        23.68      22.61
   KEPCo.......................................................      26.83        26.91       27.25        26.76      27.42
   OPCo........................................................      41.10        37.58       35.96        36.00      38.94

                                                                                     CENTS PER MILLION BTU'S
                                                                                     -----------------------
AEP System Companies...........................................     152.41       145.26      140.48       140.23     143.51
   AEGCo.......................................................     112.06       112.87      109.25       115.21     112.63
   APCo........................................................     161.37       156.96      152.54       146.54     141.76
   CSPCo.......................................................     140.45       140.79      134.60       134.44     134.15
   I&M.........................................................     123.62       125.50      121.16       123.36     118.02
   KEPCo.......................................................     113.40       114.77      114.42       110.37     112.15

      The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1998, the System's coal inventory was approximately 38 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

      The following tabulation shows the total consumption during 1998 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1998 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.

                                                                                AVERAGE SULFUR CONTENT
                                                    ESTIMATED REQUIRE-             OF DELIVERED COAL
                           TOTAL CONSUMPTION       MENTS FOR REMAINDER       -----------------------------
                              DURING 1998            OF USEFUL LIVES                       POUNDS OF SO2
                        (IN THOUSANDS OF TONS)    (IN MILLIONS OF TONS)      BY WEIGHT   PER MILLION BTU'S
                        ----------------------    ---------------------      ---------   -----------------
AEGCo (a)..............           4,966                     253               0.3%            0.7
APCo...................          11,813                     454               0.8%            1.3
CSPCo..................           6,359(b)                  249(b)            2.8%            4.7
I&M (c)................           6,956                     293               0.8%            1.5
KEPCo..................           3,044                      94               1.2%            1.9
OPCo...................          20,648                     654               2.3%            3.9

------------------------

(a)  Reflects AEGCo's 50% interest in the Rockport Plant

(b) Includes coal requirements for CSPCo's interest in Beckjord, Stuart and Zimmer Plants.

(c)  Includes I&M's 50% interest in the Rockport Plant.

    AEGCo: See Fuel Supply -- I&M for a discussion of the coal supply for the Rockport Plant.

    APCo: Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

      The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.8% during 1998, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

      CSPCo: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 2,400,000 tons per year through 1999. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

      I&M: I&M has two coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming, principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. One contract with remaining deliveries of 48,685,543 tons expires on December 31, 2014 and another contract with remaining deliveries of 37,785,000 tons expires on December 31, 2004.

      All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

      KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,300,000 tons of coal in 1999. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

      OPCo: The coal consumed at OPCo's generating plants is obtained from both affiliated and unaffiliated suppliers. The coal obtained from unaffiliated suppliers is purchased under long-term contracts and/or on a spot purchase basis.

      OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio containing approximately 190,000,000 tons of clean recoverable coal and ranging in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which reserves are presently being mined. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%).
Recovery of this coal would require substantial development.

      OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 101,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 4.0% sulfur by weight (weighted average, 2.1%) of which approximately 24,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

   Nuclear

         I&M has made commitments to meet certain of the nuclear fuel requirements of the Cook Plant. The nuclear fuel cycle consists of:

     o    Mining and milling of uranium ore to uranium concentrates.

     o    Conversion of uranium concentrates to uranium hexafluoride.

     o    Enrichment of uranium hexafluoride.

     o    Fabrication of fuel assemblies.

     o    Utilization of nuclear fuel in the reactor.

     o    Reprocessing or other disposition of spent fuel.

     Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets until it decides that deliveries under long-term supply contracts are warranted.

      For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool. AEP anticipates that the Cook Plant has storage capacity to permit normal operations through 2012.

      I&M's costs of nuclear fuel consumed do not assume any residual or salvage value for residual plutonium and uranium.

   Nuclear Waste and Decommissioning

      The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983, I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $72,000,000, exclusive of interest of $118,000,000 at December 31, 1998. The aggregate amount has been recorded as long-term debt. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet paid any of the pre-April 1983 fee. At December 31, 1998, funds collected from customers to pay the pre-April 1983 fee and accrued interest approximated the long-term liability. In November 1996, the IURC and MPSC issued orders approving flexible funding procedures in which any excess funds collected for pre-April 7, 1983 spent nuclear fuel disposal would be deposited into I&M's nuclear decommissioning trust funds.

      On May 30, 1995, I&M and a group of unaffiliated utilities owning and operating nuclear plants filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 (NWPA) imposes on DOE an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. On July 23, 1996, the court ruled that the NWPA creates an obligation for DOE, reciprocal to the utilities' obligation to pay, to start disposing of the spent nuclear fuel and high level radioactive waste no later than January 31, 1998. The court remanded the case to DOE, holding that determination of a remedy was premature, since DOE had not yet defaulted on its obligations.

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

      On June 8, 1998, I&M filed a complaint in the U.S. Court of Federal Claims seeking damages in excess of $150,000,000 due to the U.S. Department of Energy's partial material breach of its unconditional contractual deadline to begin disposing of spent nuclear fuel and high level nuclear waste generated by the Cook Nuclear Plant. Similar lawsuits have been filed by other utilities.

      Studies completed in 1997 estimate decommissioning and low-level radioactive waste disposal costs for the Cook Plant to range from $700,000,000 to $1.152 billion in 1997 nondiscounted dollars. The wide range is caused by variables in assumptions, including the estimated length of time spent nuclear fuel must be stored at the Cook Plant subsequent to ceasing operations, which depends on future developments in the federal government's spent nuclear fuel disposal program. Continued delays in the federal fuel disposal program can result in increased decommissioning costs. I&M is recovering decommissioning costs in its three rate-making jurisdictions based on at least the lower end of the range in the most recent respective decommissioning study available at the time of the rate proceeding (the study range utilized in the Indiana rate case, I&M's primary jurisdiction, was $588,000,000 to $1.102 billion in 1991 dollars). I&M records decommissioning costs in other operation expense and records a noncurrent liability equal to the decommissioning cost recovered in rates which was $29,000,000 in 1998, $28,000,000 in 1997, and $27,000,000 in 1995. At
December 31, 1998, I&M had recognized a decommissioning liability of $446,000,000. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.

      Funds recovered through the rate-making process for disposal of spent nuclear fuel consumed prior to April 7, 1983 and for nuclear decommissioning have been segregated and deposited in external funds for the future payment of such costs. Trust fund earnings decrease the amount to be recovered from ratepayers.

      The ultimate cost of retiring I&M's Cook Plant may be materially different from the estimates contained in the site-specific study and the funding targets as a result of the:

     o    Type of decommissioning plan selected.

     o Escalation of various cost elements (including, but not limited to, general inflation).

     o Further development of regulatory requirements governing decommissioning.

     o Limited availability to date of significant experience in decommissioning such facilities.

     o Technology available at the time of decommissioning differing significantly from that assumed in these studies.

     o    Availability of nuclear waste disposal facilities.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly greater than current projections.

      The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. Michigan, the state where the Cook Plant is located, was a member of the Midwest Compact, but its membership was revoked in 1991. As a result, Michigan is responsible for developing a disposal site for the low-level waste generated in Michigan.

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

   Energy Policy Act -- Nuclear Fees

      The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decontamination and decommissioning of uranium enrichment facilities formerly owned by DOE. Funding is to be provided from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's remaining estimated liability is $35,521,000, subject to inflation adjustments, and is payable in annual assessments over the next eight years. I&M recorded a regulatory asset concurrent with the recording of the liability. The payments are being recorded and recovered as fuel expense over a 15-year period ending in 2007.

      I&M joined with 22 other utility plaintiffs in filing a complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the annual decontamination and decommissioning assessments are unconstitutional. I&M's claims for refund of previously paid assessments remain pending in the U.S. Court of Federal Claims. I&M is seeking to stay the Court of Federal Claims action pending the outcome of the District Court action.

ENVIRONMENTAL AND OTHER MATTERS

      AEP's subsidiaries are subject to regulation by federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.

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

   Air Pollution Control

      For the AEP System, compliance with the Clean Air Act (CAA) is requiring substantial expenditures that generally are being recovered through increases in the rates of AEP's operating subsidiaries. However, there can be no assurance that all such costs will be recovered. See Construction Program -- Construction Expenditures.

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

      Title I National Ambient Air Quality Standards Attainment: The CAA contains additional provisions, other than the Acid Rain Program, which could require reductions in emissions of NOx and other pollutants from fossil fuel-fired power plants. See NOx SIP Call below.

      In July 1997, Federal EPA revised the ozone and particulate matter National Ambient Air Quality Standards (NAAQS), creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter (PM2.5). Both of these new standards have the potential to affect adversely the operation of AEP System generating units. Substantial reductions in NOx emissions from fossil fuel-fired power plants may be required as part of a state's plan to attain the eight-hour ozone standard. The actual implementation of the new PM2.5 NAAQS has been delayed for five years. Substantial reductions in SO2 and/or other emissions from fossil fuel-fired power plants may be required as part of a state's plan to attain the PM2.5 NAAQS. In August and September 1997 the AEP System operating companies joined with certain other utilities to appeal the revised NAAQS by filing petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument was held in December 1998.

      In September 1998, Federal EPA issued revisions to the New Source Performance Standards applicable to new and modified fossil fuel-fired power plants. Federal EPA characterized its proposal as "fuel neutral" since it would impose the same stringent NOx emission limit (1.35lb. per megawatt-hour net energy output) for coal-fired boilers as for gas-fired boilers. The emission limit is set at a level which cannot currently be achieved by combustion controls and will require the use of post combustion control equipment. The final rule effectively requires selective catalytic reduction or comparable technology to control NOx emissions from new or modified coal-fired boilers. Imposition of this standard to existing sources which might become subject to the rule based on an administrative finding that an existing source had been modified or reconstructed could result in substantial capital and operating expenditures. On October 30, 1998, the AEP System operating companies joined with certain other utilities to appeal the revised regulations by filing petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit.

      NOx SIP Call: On October 27, 1998, Federal EPA published in the Federal Register a final rule (NOx transport SIP call) concluding that certain State Implementation Plans are deficient because they allow NOx emissions that contribute excessively to ozone nonattainment in downwind states. Federal EPA's NOx transport SIP call establishes state-by-state NOx emission budgets for the five-month ozone season to be met by the year 2003. The NOx budgets apply to 22 eastern states and are premised mainly on the assumption of controlling power plant NOx emissions to 0.15 lb. per million Btu (approximately 85% below 1990 levels). The NOx transport SIP call purports to implement both the new eight-hour ozone standard and the one-hour ozone standard. The SIP call was accompanied by a proposed Federal Implementation Plan which could be implemented in any state which fails to submit an approvable SIP by September 1999. The NOx reductions called for by Federal EPA are targeted at coal-fired electric utilities and may adversely impact the ability of electric utilities to obtain new and modified source permits or to operate affected facilities without making significant capital expenditures. In October 1998, the AEP System operating companies joined with certain other utilities to appeal the final NOx SIP Call rule by filing a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit.

         Preliminary estimates indicate that compliance costs could result in required capital expenditures as follows:

                                          (IN MILLIONS)
                                          -------------
   AEP System..........................      $1,200
      APCo.............................         325
      CSPCo............................         140
      I&M..............................         169
      KEPCo............................         105
      OPCo.............................         452

Compliance costs cannot be estimated with certainty and the actual costs incurred to comply could be significantly different from this preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers, they would have a material adverse effect on results of operations, cash flows and possibly financial condition.

      Section 126 Petitions: In August 1997, eight northeastern states (New York, New Hampshire, Maine, Massachusetts, Rhode Island, Pennsylvania, Connecticut, and Vermont) filed petitions with Federal EPA under Section 126 of the Clean Air Act, claiming that NOx emissions from certain named sources in midwestern states, including all the coal-fired plants of AEP's operating subsidiaries, prevent those states from attaining the ozone NAAQS. Among other things, the petitioners generally seek NOx emission reductions 85% below 1990 levels from the utility sources in midwestern states, as in the NOx SIP call. On October 21, 1998, Federal EPA published in the Federal Register proposed conditional remedial action requiring NOx emission reductions from named utility sources.

      Federal EPA is seeking comment on the effect on the Section 126 petitions of a proposed determination by Federal EPA that the one-hour ozone standard no longer applies to non-attainment areas in Maine, New Hampshire, Rhode Island and a portion of Massachusetts. In a separate Notice of Proposed Rulemaking, Federal EPA is seeking comment with respect to its proposed determination that eight-hour ozone non-attainment in New Hampshire and Maine is being significantly affected by sources of NOx emissions in the northeastern U.S. as well as certain sources in the midwestern and southern U.S.

      In December 1997 Federal EPA entered into a Memorandum of Agreement (MOA) with the petitioning states that establishes a schedule for taking final action on the Section 126 petitions on approximately the same time frame as Federal EPA's final action on the NOx transport SIP call. The MOA called for a proposed rulemaking on the Section 126 petitions by September 30, 1998 and a technical determination by April 30, 1999. Final action would be deferred pending satisfaction of the NOx SIP call requirements. In October 1998, the U.S. District Court for the Southern District of New York entered an order directing Federal EPA to conform to the schedule set forth in the MOA.

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

      Permitting and Enforcement: The CAAA expanded the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the CAA and enhancing administrative civil provisions, adding a citizen suit provision and imposing a national operating permit system, emission fee program and enhanced monitoring, recordkeeping and reporting requirements for existing and new sources. On February 13, 1997, Federal EPA issued the Credible Evidence rule, which allows Federal EPA to use any credible evidence or information in lieu of, or in addition to, the test methods prescribed by the regulation for determining compliance with emission limits. This rule has the potential to expand significantly Federal EPA's ability to bring enforcement actions and to increase the stringency of the emission limits to which AEP System plants are subject. In March 1997, a number of industries, including AEP System operating companies, filed petitions for review of the Credible Evidence Rule with the U.S. Court of Appeals for the District of Columbia Circuit. In August 1998, the court held that the appeal was not ripe for review. A petition for writ of certiori was filed with the U.S. Supreme Court.

      Global Climate Change: In December 1997, delegates from 167 nations, including the United States, agreed to a treaty, known as the "Kyoto Protocol," establishing legally-binding emission reductions for gases suspected of causing climate change. If the U.S. becomes a party to the treaty it will be bound to reduce emissions of carbon dioxide (CO2), methane and nitrous oxides by 7% below 1990 levels and emissions of hydrofluorcarbons, perfluorocarbons and sulfur hexafluoride 7% below 1995 levels in the years 2008-2012. The Protocol was available for signature from March 16, 1998 to March 15, 1999 and requires ratification by at least 55 nations that account for at least 55% of developed countries' 1990 emissions of CO2 to enter into force.

      Although the United States has agreed to the treaty and signed it on November 12, 1998, President Clinton has indicated that he will not submit the treaty to the Senate for ratification until it contains requirements for "meaningful participation by key developing countries" and the rules, procedures, methodology and guidelines of the treaty's market-based policy instruments, joint implementation programs and compliance enforcement provisions have been negotiated. At the Fourth Conference of the Parties, held in Buenos Aires, Argentina, in November 1998, the parties agreed to a work plan to complete negotiations on outstanding issues with a view toward approving them at the Sixth Conference of the Parties to be held in December 2000.

      Since the AEP System is a significant emitter of carbon dioxide, its results of operations, cash flows and financial condition could be adversely affected by the imposition of limitations on CO2 emissions if compliance costs cannot be fully recovered from customers. In addition, any such severe program to reduce CO2 emissions could impose substantial costs on industry and society and erode the economic base that AEP's operations serve.

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

      West Virginia has had a request to increase the SO2 emission limitation for Kammer pending before Federal EPA for many years, although the change has not been acted upon by Federal EPA. On August 4, 1994, however, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable SO2 emission limit. On May 20, 1996, the Notice of Violation and an enforcement action subsequently filed by Federal EPA were resolved through the entry of a consent decree in the U.S. District Court for the Northern District of West Virginia. The decree provides for compliance with an interim emission limit of 6.5 pounds of SO2 per million Btu actual heat input on a three-hour basis and 5.8 pounds of SO2 per million Btu on an annual basis. West Virginia and industrial sources in the area of the Kammer Plant are developing a revision to the State Implementation Plan with respect to SO2 emission limitations which is to be submitted no later than October 1, 1999. The interim emission limit for Kammer will remain in effect until after that time.

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

      New Source Review: On July 21, 1992, Federal EPA published final regulations in the Federal Register governing application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the CAA. Generally, the rule provides that plants undertaking pollution control projects will not trigger New Source Review requirements. The Natural Resources Defense Council and a group of utilities, including five AEP System companies, have filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations. In July 1998, Federal EPA requested comment on proposed revisions to the New Source Review rules which would change New Source Review applicability criteria by eliminating exemptions contained in the current regulation.

      On February 4, 1999, Federal EPA (Regions III and V) issued a request under Section 114 of the Clean Air Act seeking documents and information regarding capital and maintenance expenditures at AEP's Muskingum River, Gavin, Cardinal, Sporn and Mitchell plants. Federal EPA conducted a review of the accounting records of AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo in the summer of 1998 and made site visits to Sporn, Muskingum River and Mitchell plants in the summer and fall of 1998. These activities are focused on assessing compliance with the New Source Review and New Source Performance Standard provisions of the Clean Air Act.

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

      All System Plants are operating with NPDES permits. Under EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits which expire in 1999.

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

      In March 1995, Federal EPA finalized a set of rules which establish minimum water quality standards, anti-degradation policies and implementation procedures for more stringently controlling releases of toxic pollutants into the Great Lakes system. This regulatory package is called the Great Lakes Water Quality Initiative (GLWQI). The most direct compliance cost impact could be related to I&M's Cook Plant. Based on Federal EPA's current policy on intake credits and site specific variables and Michigan's implementation strategy, management does not presently expect the GLWQI will have a significant adverse impact on Cook Plant operations. If Indiana and Ohio eventually adopt the GLWQI criteria for statewide application, AEP System plants located in those states could be adversely affected, although the significance depends on the implementation strategy of those states.

      The Oil Pollution Act of 1990 (OPA) defines certain facilities that, due to oil storage volume and location, could reasonably be expected to cause significant and substantial harm to the environment by discharging oil. Such facilities must operate under approved spill response plans and implement spill response training and drill programs. OPA imposes substantial penalties for failure to comply. AEP companies with oil handling and storage facilities meeting the OPA criteria have in place required response plans, training and drill programs.

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

      CERCLA, RCRA and similar state law provide governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment and to seek compensation for damages to natural resources. Since liability under CERCLA is strict, joint and several, and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. AEP System companies are presently defendants in three cases involving cost-recovery lawsuits at Federal EPA-identified CERCLA sites. OPCo is involved at two of these sites and I&M at the other site. AEP System companies are identified as Potentially Responsible Parties (PRPs) for three additional federal sites, including CSPCo at one site and I&M at two sites. Management's present estimates do not anticipate material cleanup costs for identified sites for which AEP subsidiaries have been declared PRPs or are defendants in CERCLA cost recovery litigation. However, if for reasons not currently identified significant costs are incurred for cleanup, future results of operations and possibly financial condition would be adversely affected unless the costs can be recovered through rates.

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

      A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, the majority of studies have indicated no such association. In 1996, the National Academy of Sciences (NAS) released a report, based on a review of over 500 studies spanning 17 years of research, which contained the following summary statement: "... the conclusion of the committee is that the current body of evidence does not show that exposure to these fields presents a human health hazard..."

      In 1997, the results of a five-year study by the National Cancer Institute
(NCI) were released. The NCI researchers found no evidence that EMF in the home increases the risk of childhood cancer.

      The Energy Policy Act of 1992 established a coordinated Federal EMF research program which ended in 1998. The program funding was $65,000,000, half of which was provided by private parties including utilities. The National Institute of Environmental Health Sciences will provide a report to Congress this year, summarizing the results of this program. AEP contributed over $400,000 to this program. AEP has also supported an extensive EMF research program coordinated by the Electric Power Research Institute, working closely with its staff and contributing more than $500,000 to this effort in 1998. See Research and Development.

      AEP's participation in these programs is a continuation of its efforts to monitor and support further research and to communicate with its customers and employees about this issue. Residential customers of AEP are provided information and field measurements on request, although there is no scientific basis for interpreting such measurements.

      A number of lawsuits based on EMF-related grounds have been filed against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. No specific amount has been requested for damages in this case and no trial date has been set.

      Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. No state which the AEP System serves has done so. In March 1993, The Ohio Power Siting Board issued its amended rules providing for additional consideration of the possible effects of EMF in the certification of electric transmission facilities. Applicants are required to address possible health effects and discuss the consideration of design alternatives with respect to estimates of EMF levels. These rules were reissued in 1998 with no change to EMF language.

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

RESEARCH AND DEVELOPMENT

      AEP and its subsidiaries are involved in over 100 research projects which are directed toward:

     o    Developing more efficient methods of burning coal.

     o    Reducing the emissions resulting from the combustion of coal.

     o    Utilizing combustion by-products of coal.

     o    Exploring new methods of generating electricity.

     o    Exploring the application of new electrotechnologies.

     o Improving the efficiency and reliability of power transmission, distribution and utilization.

      AEP System operating companies are members of the Electric Power Research Institute (EPRI), an organization founded in 1973 that manages research and development initiatives, primarily on behalf of the U.S. electric utility industry. These initiatives include technical programs to improve power production, delivery and use. EPRI's more than 700 members represent over 90% of the kilowatt sales in the U.S., but also include competitive power producers, international organizations and others. Total AEP dues to EPRI were $15,400,000 for 1998, $15,300,000 for 1997 and $9,900,000 for 1996.

      Total research and development expenditures by AEP and its subsidiaries, including EPRI dues, were approximately $24,100,000 for the year ended December 31, 1998, $23,600,000 for the year ended December 31, 1997 and $16,400,000 for the year ended December 31, 1996. This includes expenditures of $3,300,000 for 1998, $4,600,000 for 1997 and $3,300,000 for 1996 related to pressurized fluidized-bed combustion, a process in which sulfur is removed during coal combustion and nitrogen oxide formation is minimized.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------

      At December 31, 1998, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:


                                                                                                          NET KILOWATT
                 OWNER, PLANT TYPE AND NAME                    LOCATION (NEAR)                             CAPABILITY
                 --------------------------                    ---------------                             ----------
AEP GENERATING COMPANY:
Steam-- Coal-Fired:
      Rockport Plant (AEGCo share)                             Rockport, Indiana                              1,300,000(a)
                                                                                                              ---------

APPALACHIAN POWER COMPANY:
Steam -- Coal-Fired:
      John E. Amos, Units 1 & 2                                St. Albans, West Virginia                      1,600,000
      John E. Amos, Unit 3 (APCo share)                        St. Albans, West Virginia                        433,000(b)
      Clinch River                                             Carbo, Virginia                                  705,000
      Glen Lyn                                                 Glen Lyn, Virginia                               335,000
      Kanawha River                                            Glasgow, West Virginia                           400,000
      Mountaineer                                              New Haven, West Virginia                       1,300,000
      Philip Sporn, Units 1 & 3                                New Haven, West Virginia                         308,000


                                                                                                          NET KILOWATT
                 OWNER, PLANT TYPE AND NAME                    LOCATION (NEAR)                             CAPABILITY
                 --------------------------                    ---------------                             ----------
APPALACHIAN POWER COMPANY, CONT.:
Hydroelectric -- Conventional:
      Buck                                                     Ivanhoe, Virginia                                 10,000
      Byllesby                                                 Byllesby, Virginia                                20,000
      Claytor                                                  Radford, Virginia                                 76,000
      Leesville                                                Leesville, Virginia                               40,000
      London                                                   Montgomery, West Virginia                         16,000
      Marmet                                                   Marmet, West Virginia                             16,000
      Niagara                                                  Roanoke, Virginia                                  3,000
      Reusens                                                  Lynchburg, Virginia                               12,000
      Winfield                                                 Winfield, West Virginia                           19,000

Hydroelectric -- Pumped Storage:
      Smith Mountain                                           Penhook, Virginia                                565,000
                                                                                                             ----------
                                                                                                              5,858,000
                                                                                                             ----------

COLUMBUS SOUTHERN POWER COMPANY:
Steam -- Coal-Fired:
      Beckjord, Unit 6                                         New Richmond, Ohio                                53,000(c)
      Conesville, Units 1-3, 5 & 6                             Coshocton, Ohio                                1,165,000
      Conesville, Unit 4                                       Coshocton, Ohio                                  339,000(c)
      Picway, Unit 5                                           Columbus, Ohio                                   100,000
      Stuart, Units 1-4                                        Aberdeen, Ohio                                   608,000(c)
      Zimmer                                                   Moscow, Ohio                                     330,000(c)
                                                                                                             ----------
                                                                                                              2,595,000
                                                                                                             ----------

INDIANA MICHIGAN POWER COMPANY:
Steam -- Coal-Fired:
      Rockport Plant (I&M share)                               Rockport, Indiana                              1,300,000(a)
      Tanners Creek                                            Lawrenceburg, Indiana                            995,000

Steam -- Nuclear:
      Donald C. Cook                                           Bridgman, Michigan                             2,110,000

Gas Turbine:
      Fourth Street                                            Fort Wayne, Indiana                               18,000(d)

Hydroelectric -- Conventional
      Berrien Springs                                          Berrien Springs, Michigan                          3,000
      Buchanan                                                 Buchanan, Michigan                                 2,000
      Constantine                                              Constantine, Michigan                              1,000
      Elkhart                                                  Elkhart, Indiana                                   1,000
      Mottville                                                Mottville, Michigan                                1,000
      Twin Branch                                              Mishawaka, Indiana                                 3,000
                                                                                                             ----------
                                                                                                              4,434,000
                                                                                                             ----------

KENTUCKY POWER COMPANY:
Steam -- Coal-Fired:
      Big Sandy                                                Louisa, Kentucky                               1,060,000
                                                                                                             ----------


                                                                                                          NET KILOWATT
                 OWNER, PLANT TYPE AND NAME                    LOCATION (NEAR)                             CAPABILITY
                 --------------------------                    ---------------                             ----------
OHIO POWER COMPANY:
Steam -- Coal-Fired:
      John E. Amos, Unit 3 (OPCo share)                        St. Albans, West Virginia                        867,000(b)
      Cardinal, Unit 1                                         Brilliant, Ohio                                  600,000
      General James M. Gavin                                   Cheshire, Ohio                                 2,600,000(e)
      Kammer                                                   Captina, West Virginia                           630,000
      Mitchell                                                 Captina, West Virginia                         1,600,000
      Muskingum River                                          Beverly, Ohio                                  1,425,000
      Philip Sporn, Units 2, 4 & 5                             New Haven, West Virginia                         742,000

Hydroelectric -- Conventional:
      Racine                                                   Racine, Ohio                                      48,000
                                                                                                             ----------
                                                                                                              8,512,000
                                                                                                             ----------
                                                               Total Generating Capability..........         23,759,000
                                                                                                             ==========
SUMMARY:
Total Steam --
      Coal-Fired.......................................................................................      20,795,000
      Nuclear..........................................................................................       2,110,000

Total Hydroelectric --
      Conventional.....................................................................................         271,000
      Pumped Storage...................................................................................         565,000
      Other............................................................................................          18,000
                                                                                                             ----------

                                               Total Generating Capability.............................      23,759,000
                                                                                                             ==========

--------------------

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

      The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System, APCo, CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:

                             TOTAL OVERHEAD
                             CIRCUIT MILES OF
                               TRANSMISSION    CIRCUIT MILES
                                   AND              OF
                              DISTRIBUTION     765,000-VOLT
                                  LINES            LINES
                                  -----            -----

AEP System (a)..............   128,983(b)         2,022
   APCo.....................     49,793             641
   CSPCo (a)................     15,578              --
   I&M......................     20,899             614
   KEPCo....................     10,223             258
   OPCo ....................     29,406             509

----------------------

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

PEAK DEMAND

      The AEP System is interconnected through 121 high-voltage transmission interconnections with 25 neighboring electric utility systems. The all-time and 1998 one-hour peak System demands were 25,940,000 and 23,192,000 kilowatts, respectively (which included 7,314,000 and 3,732,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and June 22, 1998, respectively. The net dependable capacity to serve the System load on such date, including power available under contractual obligations, was 23,457,000 and 23,761,000 kilowatts, respectively. The all-time and 1998 one-hour internal peak demands were 19,557,000 and 19,414,000 kilowatts, respectively, and occurred on February 5, 1996 and July 21, 1998, respectively. The net dependable capacity to serve the System load on such date, including power dedicated under contractual arrangements, was 23,765,000 and 23,749,000 kilowatts, respectively. The all-time one-hour integrated and internal net system peak demands and 1998 peak demands for AEP's generating subsidiaries are shown in the following tabulation:

ALL-TIME ONE-HOUR INTEGRATED       1998 ONE-HOUR INTEGRATED
   NET SYSTEM PEAK DEMAND           NET SYSTEM PEAK DEMAND
------------------------------     --------------------------
                        (IN THOUSANDS)
            NUMBER OF                  NUMBER OF
            KILOWATTS       DATE       KILOWATTS       DATE
           -----------     ------     -----------    -------
APCo.......  8,303   January 17, 1997  6,739    March 12, 1998
CSPCo......  4,172   June 17, 1994     4,027    July 21, 1998
I&M........  5,027   June 17, 1994     4,778    July 14, 1998
KEPCo......  1,711   January 17, 1997  1,444    August 25, 1998
OPCo.......  7,291   June 17, 1994     6,642    August 28, 1998


ALL-TIME ONE-HOUR INTEGRATED       1998 ONE-HOUR INTEGRATED
  NET INTERNAL PEAK DEMAND         NET INTERNAL PEAK DEMAND
------------------------------     --------------------------
                       (IN THOUSANDS)
            NUMBER OF                  NUMBER OF
            KILOWATTS       DATE       KILOWATTS       DATE
           -----------     ------     -----------    -------
APCo ......  6,908   February 5, 1996  6,135   March 13, 1998
CSPCo......  3,551   July 21, 1998     3,551   July 21, 1998
I&M........  3,926   July 14, 1997     3,870   July 21, 1998
KEPCo.....   1,418   February 5, 1996  1,299   March 13, 1998
OPCo.......  5,641   August 14, 1995   5,588   June 25, 1998

HYDROELECTRIC PLANTS

      AEP has 17 facilities, of which 16 are licensed through FERC. The license for the hydroelectric plant at Elkhart, Indiana expires in 2000. In 1995, a notice of intent to relicense the Elkhart project was filed. The application was filed in 1998. The license for the Mottville hydroelectric plant in Michigan expires in 2003. A notice of intent to relicense was filed in 1998.

COOK NUCLEAR PLANT

      Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was -0-% during 1998 and 52.6% during 1997. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was -0-% during 1998 and 65.1% during 1997. The Cook Plant was shut down in September 1997 to respond to issues raised regarding the operability of certain safety systems. See Cook Plant Shutdown.

      Units 1 and 2 are licensed by the NRC to operate at 100% of rated thermal power to October 25, 2014 and December 23, 2017, respectively.

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be of greater significance and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. I&M may also incur costs and experience reduced output at its Cook Plant because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. Nuclear industry-wide and Cook Plant initiatives have contributed to slowing the growth of operating and maintenance costs. However, the ability of I&M to obtain adequate and timely recovery of costs associated with the Cook Plant, including replacement power, any unamortized investment at the end of the Cook Plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured.

   Cook Plant Shutdown

      On September 9 and 10, 1997, during a NRC architect engineer design inspection, questions regarding the operability of certain safety systems caused AEP operations personnel to shut down Units 1 and 2 of the Cook Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring AEP to address the issues identified in the letter. AEP is working with the NRC to resolve the remaining open issue in the letter.

      In April 1998 the NRC notified I&M that it had convened a Restart Panel for Cook Plant. In July 1998 the NRC provided a list of the required restart activities and in October the NRC expanded the list. In order to identify and resolve the issues necessary to restart the Cook units, AEP is meeting with the Panel on a regular basis until the units are returned to service.

      In January 1999 AEP announced that it will conduct additional engineering reviews at the Cook Plant that will delay restart of the units. Previously, the units were scheduled to return to service at the end of the first and second quarters of 1999. The decision to delay restart resulted from internal assessments that indicated a need to conduct expanded system readiness reviews. A new restart schedule will be developed based on the results of the expanded reviews and should be available in June 1999. When maintenance and other activities required for restart are complete, AEP will seek concurrence from the NRC to return the Cook Plant to service. Until these additional reviews are completed, management is unable to determine when the units will be returned to service. Unless the costs of the extended outage and restart efforts are recovered from customers, there would be a material adverse effect on results of operations, cash flows and possibly financial condition.

      In July 1998 AEP received an "adverse trend letter" from the NRC indicating that NRC senior managers determined that there had been a slow decline in performance at the Cook Plant during the 18-month period preceding the letter. The letter indicated that the NRC will closely monitor efforts to address issues at Cook Plant through additional inspection activities.

      In October 1998 the NRC issued AEP a Notice of Violation and proposed a $500,000 civil penalty for alleged violations at the Cook Plant discovered during five inspections conducted between August 1997 and April 1998. AEP paid the penalty.

      The cost of electricity supplied to certain retail customers rose due to the outage of the Cook Plant because higher cost coal-fired generation and coal-based purchased power were substituted for lower cost nuclear generation. AEP's Indiana and Michigan retail jurisdictional fuel cost recovery mechanisms permit the recovery, subject to regulatory commission review and approval, of changes in fuel costs. This includes the fuel component of purchased power in the Indiana jurisdiction and changes in replacement power in the Michigan jurisdiction. Under these fuel cost recovery mechanisms, retail rates contain a fuel cost adjustment factor that reflects estimated fuel costs for the period during which the factor will be in effect subject to reconciliation to actual fuel costs in a future proceeding. When actual fuel costs exceed the estimated costs reflected in the billing factor a regulatory asset is recorded and revenues are accrued. Consequently, AEP has recorded a regulatory asset and accrued revenues in anticipation of the future reconciliation and billing, under the fuel cost recovery mechanisms, of the higher fuel costs to replace Cook energy during the extended outage. At December 31, 1998, the regulatory asset was $65,000,000.

      The IURC approved, subject to future reconciliation or refund, agreements authorizing AEP, during the billing months of July 1998 through March 1999, to include in rates a fuel cost adjustment factor less than that requested by AEP.

      On March 16, 1999, a settlement agreement was filed with the IURC resolving all matters related to the recovery of replacement energy costs due to the extended Cook Plant outage. The settlement agreement, which is subject to IURC approval, provides for, among other things:

     o A credit of $55,000,000 to Indiana retail customers to be refunded through customer bills during the months of July, August and September 1999. The credit returns to customers Cook replacement fuel costs previously recovered.

     o Authorization to defer any unrecovered fuel revenues accrued between September 9, 1997 and December 31, 1999, including the $55,000,000 credited to customers.

     o Authorization to defer up to $150,000,000 in incremental operation and maintenance restart costs for the Cook Plant above the base rate level incurred during 1999.

     o Amortization of the fuel recoveries and restart cost deferrals over a five-year period ending December 31, 2003.

     o Subject to certain force majeure provisions, a freeze in base rates through December 31, 2003 and a cap on fuel recovery charges through March 1, 2004.

     o Incremental nuclear decommissioning trust fund deposits of $2,500,000 annually over a five-year period ending December 31, 2003.

If the IURC does not approve this settlement, the recovery of Cook Plant replacement energy costs would then become subject to regulatory hearings.

   Nuclear Incident Liability

      The Price-Anderson Act limits public liability for a nuclear incident at any licensed reactor in the United States to $9 billion. I&M has insurance coverage for liability from a nuclear incident at its Cook Plant. Such coverage is provided through a combination of private liability insurance, with the maximum amount available of $200,000,000, and mandatory participation for the remainder of the $9 billion liability, in an industry retrospective deferred premium plan which would, in case of a nuclear incident, assess all licensees of nuclear plants in the U.S. Under the deferred premium plan, I&M could be assessed up to $176,000,000 payable in annual installments of $20,000,000 in the event of a nuclear incident at Cook or any other nuclear plant in the U.S. There is no limit on the number of incidents for which I&M could be assessed these sums.

      I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $3.0 billion. Coverage is provided by Energy Insurance Bermuda (EIB) and Nuclear Electric Insurance Limited (NEIL). If EIB's and NEIL's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $16,792,035. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for decommissioning costs in excess of funds already collected for decommissioning and for property damage up to $3.0 billion less any amounts used for stabilization and decontamination. See Fuel Supply -- Nuclear Waste.

      The NEIL extra-expense programs provide insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 17 weeks after the outage) for one year, $2,800,000 per week for the second and third years, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $6,405,535.

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


Item 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and is a customer of OPCo. See Certain Industrial Customers. Pursuant to the Clean Air Act Amendments of 1990, OPCo received SO2 Allowances for its Kammer Plant. See Environmental and Other Matters. Ormet's complaint sought a declaration that it is the owner of approximately 89% of the Phase I and Phase II SO2 allowances issued for use by the Kammer Plant. On March 31, 1995, the District Court issued an opinion and order dismissing Ormet's claims based on a lack of jurisdiction. On April 11, 1995, Ormet appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit with respect to the Service Corporation and OPCo only. On October 23, 1996, the Court of Appeals issued an opinion reversing the District Court. In January 1997 OPCo and the Service Corporation filed an answer and counterclaims in the District Court and in February 1998 they filed a motion for summary judgment. On March 1, 1999, the District Court issued an opinion and order granting OPCo and the Service Corporation's motion for summary judgment and dismissing the case.

                             ----------------------

The Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns requested a ruling from their National Office that certain interest deductions claimed by AEP relating to its corporate owned life insurance (COLI) program should not be allowed. As a result of a suit filed in U.S. District Court (discussed below) this request for ruling was withdrawn by the IRS agents. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deductions through December 31, 1998 would reduce earnings (including interest) as follows:

                                                (in millions)
                                                -------------
AEP System.....................................     $316
   APCo........................................       79
   CSPCo.......................................       43
   I&M.........................................       66
   KEPCo.......................................        8
   OPCo........................................      117

AEP System companies have made no provision for any possible adverse earnings impact from this matter.

      In 1998 AEP made payments of taxes and interest attributable to COLI interest deductions for taxable years 1991-97 to avoid the potential assessment by the IRS of any additional above- market rate interest on the contested amount. The payments to the IRS are included on the balance sheet in other property and investments pending the resolution of this matter. AEP will seek refund, either administratively or through litigation, of all amounts paid plus interest. In order to resolve this issue without further delay, on March 24, 1998, AEP filed suit against the U.S. in the U.S. District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

                             ----------------------

      See Item 1 for a discussion of certain environmental and rate matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

AEP, APCO, I&M AND OPCO.  None.

AEGCO, CSPCO AND KEPCO.  Omitted pursuant to Instruction I(2)(c).

                             ----------------------

EXECUTIVE OFFICERS OF THE REGISTRANTS

      AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 1999.

NAME                             AGE                                        OFFICE (a)
----                             ---                                        ----------

E. Linn Draper, Jr............    57    Chairman  of the Board,  President  and Chief  Executive  Officer of AEP and of the
                                        Service Corporation

Donald M. Clements, Jr........    49    Executive Vice President-Corporate Development of the Service
                                        Corporation

Henry W. Fayne................    52    Executive Vice President-Financial Services of the Service Corporation

William J. Lhota..............    59    Executive Vice President of the Service Corporation

James J. Markowsky............    54    Executive Vice President-Power Generation of the Service Corporation

J. H. Vipperman...............    58    Executive Vice President-Corporate Services of the Service Corporation

-------------------------

(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except for Mr. Clements. Prior to joining the Service Corporation in 1994 as Senior Vice President-Corporate Development, Mr. Clements was Senior Vice President of External Affairs of Gulf States Utilities Company (1993-1994). All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

      APCO. The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 1, 1999, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.

NAME                            AGE                               POSITION (a)                                 PERIOD
----                            ---                               ------------                                 ------
E. Linn Draper, Jr............    57    Director                                                           1992-Present
                                        Chairman of the Board and Chief Executive Officer                  1993-Present
                                        Vice President                                                     1992-1993
                                        Chairman of the Board, President and Chief Executive
                                             Officer of AEP and the Service Corporation                    1993-Present
                                        President of AEP                                                   1992-1993
                                        President and Chief Operating Officer of the
                                             Service Corporation                                           1992-1993

Henry W. Fayne................    52    Director                                                           1995-Present
                                        Vice President                                                     1998-Present
                                        Vice President and Chief Financial Officer of AEP                  1998-Present
                                        Executive Vice President-Financial Services of the
                                             Service Corporation                                           1998-Present
                                        Senior Vice President-Corporate Planning & Budgeting
                                             of the Service Corporation                                    1995-1998
                                        Senior Vice President-Controller of the
                                             Service Corporation                                           1993-1995

NAME                            AGE                               POSITION (a)                                 PERIOD
----                            ---                               ------------                                 ------
William J. Lhota..............    59    Director                                                           1990-Present
                                        President and Chief Operating Officer                              1996-Present
                                        Vice President                                                     1989-1995
                                        Executive Vice President of the Service Corporation                1993-Present
                                        Executive Vice President-Operations of the
                                             Service Corporation                                           1989-1993

James J. Markowsky............    54    Director                                                           1993-Present
                                        Vice President                                                     1995-Present
                                        Executive Vice President-Power Generation of the
                                             Service Corporation                                           1996-Present
                                        Executive Vice President-Engineering and Construction
                                             of the Service Corporation                                    1993-1996
                                        Senior Vice President and Chief Engineer of the
                                             Service Corporation                                           1988-1993

J. H. Vipperman...............    58    Director                                                           1985-Present
                                        Vice President                                                     1996-Present
                                        President and Chief Operating Officer                              1990-1995
                                        Executive Vice President-Corporate Services of the
                                             Service Corporation                                           1998-Present
                                        Executive Vice President-Energy Delivery of the
                                             Service Corporation                                           1996-1997

----------------------

(a) Positions are with APCo unless otherwise indicated.


      OPCO. The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 1, 1999, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.

NAME                           AGE                               POSITION (a)                             PERIOD
----                           ---                               ------------                             ------
E. Linn Draper, Jr..........    57    Director                                                           1992-Present
                                      Chairman of the Board and Chief Executive Officer                  1993-Present
                                      Vice President                                                     1992-1993
                                      Chairman of the Board, President and Chief Executive
                                           Officer of AEP and the Service Corporation                    1993-Present
                                      President of AEP                                                   1992-1993
                                      President and Chief Operating Officer of the
                                           Service Corporation                                           1992-1993

Henry W. Fayne..............    52    Director                                                           1993-Present
                                      Vice President                                                     1998-Present
                                      Vice President and Chief Financial Officer of AEP                  1998-Present
                                      Executive Vice President-Financial Services of the
                                           Service Corporation                                           1998-Present
                                      Senior Vice President-Corporate Planning & Budgeting
                                           of the Service Corporation                                    1995-1998
                                      Senior Vice President-Controller of the
                                           Service Corporation                                           1993-1995

NAME                           AGE                               POSITION (a)                             PERIOD
----                           ---                               ------------                             ------
William J. Lhota............    59    Director                                                           1989-Present
                                      President and Chief Operating Officer                              1996-Present
                                      Vice President                                                     1989-1995
                                      Executive Vice President of the Service Corporation                1993-Present
                                      Executive Vice President-Operations of the
                                          Service Corporation                                            1989-1993

James J. Markowsky............  54    Director                                                           1989-Present
                                      Vice President                                                     1995-Present
                                      Executive Vice President-Power Generation of the Service
                                          Corporation                                                    1996-Present
                                      Executive Vice President-Engineering and Construction of
                                          the Service Corporation                                        1993-1996
                                      Senior Vice President and Chief Engineer of the Service
                                          Corporation                                                    1988-1993

J. H. Vipperman.............    58    Director and Vice President                                        1996-Present
                                      Executive Vice President-Corporate Services of the
                                          Service Corporation                                            1998-Present
                                      Executive Vice President-Energy Delivery of the
                                          Service Corporation                                            1996-1997
                                      President and Chief Operating Officer of APCo                      1990-1995

--------------------

(a) Positions are with OPCo unless otherwise indicated.


PART II ------------------------------------------------------------------------

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      AEP. AEP Common Stock is traded principally on the New York Stock Exchange. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends paid per share of Common Stock.

                                                  PER SHARE
                                                 MARKET PRICE
                                          ------------------------
QUARTER ENDED                                 HIGH             LOW    DIVIDEND
-------------                                 ----             ---    --------
March 1997...........................      43-3/16              40       .60
June 1997............................       42-1/2          39-1/8       .60
September 1997.......................       46-5/8          41-1/2       .60
December 1997........................           52          45-1/4       .60
March 1998...........................     51-11/16        47-13/16       .60
June 1998............................       50-3/4        44-11/16       .60
September 1998.......................     48 13/16         42 1/16       .60
December 1998........................      53 5/16         45 5/16       .60

      At December 31, 1998, AEP had approximately 134,000 shareholders of record.

      AEGCO, APCO, CSPCO, I&M, KEPCO AND OPCO. The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

    AEGCO.  Omitted pursuant to Instruction I(2)(a).

    AEP. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the AEP 1998 Annual Report (for the fiscal year ended December 31, 1998).

    APCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the APCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    CSPCO.  Omitted pursuant to Instruction I(2)(a).

    I&M. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the I&M 1998 Annual Report (for the fiscal year ended December 31, 1998).

    KEPCO.  Omitted pursuant to Instruction I(2)(a).

    OPCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the OPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

    AEGCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1998 Annual Report (for the fiscal year ended December 31, 1998).

    APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    CSPCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1998 Annual Report (for the fiscal year ended December 31, 1998).

    KEPCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

    AEGCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1998 Annual Report (for the fiscal year ended December 31, 1998).

    APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    CSPCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1998 Annual Report (for the fiscal year ended December 31, 1998).

    KEPCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).

    OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1998 Annual Report (for the fiscal year ended December 31, 1998).


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     AEGCO, AEP, APCO, CSPCO, I&M, KEPCO, AND OPCO. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under Item 14 herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


      AEGCO, AEP, APCO, CSPCO, I&M, KEPCO AND OPCO.  None.

PART III -----------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

      AEGCO. Omitted pursuant to Instruction I(2)(c).

      AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive proxy statement of AEP for the 1999 annual meeting of shareholders, to be filed within 120 days after December 31, 1998. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

      APCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 1999 annual meeting of stockholders, to be filed within 120 days after December 31, 1998. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

      CSPCO. Omitted pursuant to Instruction I(2)(c).

      I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 1, 1999, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

NAME                            AGE                         POSITION (a)(b)(c)                              PERIOD
----                            ---                         ------------------                              ------
E. Linn Draper, Jr............  57      Director                                                     1992-Present
                                        Chairman of the Board and Chief Executive Officer            1993-Present
                                        Vice President                                               1992-1993
                                        Chairman of the Board, President and Chief Executive
                                            Officer of AEP and of the Service Corporation            1993-Present
                                        President of AEP                                             1992-1993
                                        President and Chief Operating Officer of the Service
                                            Corporation                                              1992-1993

Henry W. Fayne................  52      Director and Vice President                                  1998-Present
                                        Vice President and Chief Financial Officer of AEP            1998-Present
                                        Executive Vice President-Financial Services of the
                                             Service Corporation                                     1998-Present
                                        Senior Vice President-Corporate Planning &
                                             Budgeting of the Service Corporation                    1995-1998
                                        Senior Vice President-Controller of the
                                             Service Corporation                                     1993-1995

William J. Lhota..............  59      Director                                                     1989-Present
                                        President and Chief Operating Officer                        1996-Present
                                        Vice President                                               1989-1995
                                        Executive Vice President of the Service Corporation          1993-Present

NAME                            AGE                         POSITION (a)(b)(c)                              PERIOD
----                            ---                         ------------------                              ------
James J. Markowsky............  54      Director                                                     1995-Present
                                        Vice President                                               1993-Present
                                        Executive Vice President-Power Generation of the
                                            Service Corporation                                      1996-Present
                                        Executive Vice President-Engineering & Construction
                                            of the Service Corporation 1993-1996
                                        Senior Vice President and Chief Engineer of the
                                        Service Corporation                                          1988-1993

Armando A. Pena...............  54      Director, Vice President and Chief Financial Officer         1998-Present
                                        Treasurer                                                    1995-Present
                                        Chief Financial Officer of the Service Corporation           1998-Present
                                        Senior Vice President-Finance  of the Service
                                             Corporation                                             1996-Present
                                        Treasurer of AEP and the Service Corporation                 1995-Present

J. H. Vipperman...............  58      Director and Vice President                                  1996-Present
                                        Executive Vice President-Corporate Services of the
                                            Service Corporation                                      1998-Present
                                        Executive Vice President-Energy Delivery of the              1996-1997
                                            Service Corporation
                                        President and Chief Operating Officer of APCo                1990-1995

K. G. Boyd....................  47      Director                                                     1997-Present
                                        Indiana Region Manager                                       1997-Present
                                        Fort Wayne District Manager                                  1994-1997

C. R. Boyle, III..............  50      Director                                                     1996-Present
                                        Vice President                                               1996-1999
                                        Vice President-Regulatory Services of the
                                             Service Corporation                                     1999-Present
                                        President and Chief Operating Officer of KEPCo               1990-1995

G. A. Clark..................   47      Director                                                     1995-Present
                                        Governmental Affairs Manager                                 1996-Present
                                        General Counsel                                              1994-1995
                                        General Attorney                                             1991-1993

J. A. Kobyra..................  46      Director                                                     1998-Present
                                        Cook Plant Steam Generator Project Manager                   1998-Present
                                        Cook Plant Chief Nuclear Engineer                            1994-1998

D. B. Synowiec................  55      Director                                                     1995-Present
                                        Plant Manager                                                1990-Present

W. E. Walters.................  51      Director                                                     1991-Present
                                        Michiana Region Manager                                      1994-Present
                                        Executive Assistant to President                             1987-1994

E. H. Wittkamper..............  60      Director                                                     1996-Present
                                        Director of System Operations (Fort Wayne)                   1996
                                        System Operations Manager (Fort Wayne)                       1990-1996

-----------------

(a)  Positions are with I&M unless otherwise indicated.

(b) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P., and CellNet Data Systems, Inc. and Mr. Lhota is a director of Huntington Bancshares Incorporated and State Auto Financial Corporation.

(c) Drs. Draper and Markowsky and Messrs. Fayne, Lhota and Pena are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Dr. Draper is also a director of AEP. Mr. Vipperman is a director of APCo, CSPCo, KEPCo and OPCo.

      KEPCO. Omitted pursuant to Instruction I(2)(c).

      OPCO. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 1999 annual meeting of shareholders, to be filed within 120 days after December 31, 1998. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.


Item 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      AEGCO. Omitted pursuant to Instruction I(2)(c).

      AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 1999 annual meeting of shareholders to be filed within 120 days after December 31, 1998.

      APCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 1999 annual meeting of stockholders, to be filed within 120 days after December 31, 1998.

      CSPCO. Omitted pursuant to Instruction I(2)(c).

      KEPCO. Omitted pursuant to Instruction I(2)(c).

      OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of OPCo for the 1999 annual meeting of shareholders, to be filed within 120 days after December 31, 1998.

      I&M. Certain executive officers of I&M are employees of the Service Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1998, 1997 and 1996 the compensation earned from all AEP System companies by the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1998.

Summary Compensation Table

                                                                                            LONG TERM
                                                                      ANNUAL               COMPENSATION
                                                                   COMPENSATION        ---------------------
                                                                -------------------          PAYOUTS              ALL OTHERN
                                                                SALARY       BONUS     ---------------------    COMPENSATION
            NAME AND PRINCIPAL POSITION               YEAR       ($)        ($)(1)     LTIP PAYOUTS ($)(1)         ($)(2)
         ----------------------------------          -------    ------    ---------    ---------------------    ------------
E. LINN DRAPER, JR. - Chairman of the board,          1998     780,000      194,376          345,906              104,941
    president and chief executive officer of the      1997     720,000      327,744          951,132               31,620
    Company and the Service Corporation;  chairman    1996     720,000      281,664          675,903               31,990
    and chief executive officer of other
    subsidiaries

WILLIAM J. LHOTA - Executive vice president and       1998     380,000       82,859          134,266               56,493
    director of the Service Corporation;              1997     355,000      141,396          364,436               20,570
    president, chief operating officer and            1996     320,000      125,184          263,114               19,690
    director of other subsidiaries

JAMES J. MARKOWSKY - Executive vice president -       1998     350,000       76,317          127,115               51,859
    power generation and director of the Service      1997     325,000      129,447          338,382               18,020
    Corporation; vice president and director of       1996     303,000      118,534          254,535               19,480
    other subsidiaries

                                                                                            LONG TERM
                                                                      ANNUAL               COMPENSATION
                                                                   COMPENSATION        ---------------------
                                                                -------------------          PAYOUTS              ALL OTHERN
                                                                SALARY       BONUS     ---------------------    COMPENSATION
            NAME AND PRINCIPAL POSITION               YEAR       ($)        ($)(1)     LTIP PAYOUTS ($)(1)         ($)(2)
         ----------------------------------          -------    ------    ---------    ---------------------    ------------
JOSEPH H.VIPPERMAN - Executive vice president         1998     310,000       67,595           82,859               58,435
    -corporate services and director of the
    Service Corporation; vice president and
    director of other subsidiaries (3)

HENRY W. FAYNE - Executive vice president -           1998     290,000      63,234            61,555               34,124
    financial services and director of the Service
    Corporation; vice president and director of
    other subsidiaries (3)

------------------------

(1) Amounts in the Bonus column reflect awards under the Senior Officer Annual Incentive Compensation Plan (and predecessor Management Incentive Compensation Plan). Payments were made in March of the succeeding fiscal year for performance in the year indicated. Amounts for 1998 are estimates but should not change significantly.

     Amounts in the Long Term Compensation column reflect performance share unit targets earned under the Performance Share Incentive Plan for three-year performance periods.

     See below under Long Term Incentive Plans - Awards in 1998 for additional information.

(2) Amounts in the All Other Compensation column include (i) AEP's matching contributions under the AEP Employees Savings Plan and the AEP Supplemental Savings Plan, a non-qualified plan designed to supplement the AEP Savings Plan, and (ii) subsidiary companies director fees. For 1998, the amounts also include split-dollar insurance. Split-dollar insurance represents the present value of the interest projected to accrue for the employee's benefit on the current year's insurance premium paid by AEP. Cumulative net life insurance premiums paid are recovered by AEP at the later of retirement or 15 years. Detail of the 1998 amounts in the All Other Compensation column is shown below.

                         Item                             Dr. Draper   Mr. Lhota   Dr. Markowsky    Mr. Vipperman   Mr. Fayne
                         ----                             ----------   ---------   -------------    -------------   ---------
      Savings Plan Matching Contributions                 $  3,200     $ 4,800        $ 4,800          $ 4,800       $ 4,800

      Supplemental Savings Plan Matching Contributions      20,200       6,600          5,700            4,500         3,900

      Split-Dollar Insurance                                71,621      35,173         31,439           43,135        17,399

      Subsidiaries Directors Fees                            9,920       9,920          9,920            6,000         8,025
                                                          --------     -------        -------          -------       -------
      Total All Other Compensation                        $104,941     $56,493        $51,859          $58,435       $34,124
                                                          ========     =======        =======          =======       =======

(3) No 1996 or 1997 compensation information is reported for Messrs. Vipperman and Fayne because they were not executive officers in these years.

Long-Term Incentive Plans -- Awards In 1998

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

      The ability to earn performance share unit targets is tied to achieving specified levels of total shareholder return ("TSR") relative to the S&P Electric Utility Index. Notwithstanding AEP's TSR ranking, no performance share unit targets are earned unless AEP shareholders realize a positive TSR over the relevant three performance period. The Human Resources Committee may, at its discretion, reduce the number of performance share unit targets otherwise earned. In accordance with the performance goals established for the periods set forth below, the threshold, target and maximum awards are equal to 25%, 100% and 200%, respectively, of the performance share unit targets. No payment will be made for performance below the threshold.

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

                                                                                      ESTIMATED FUTURE PAYOUTS OF
                                                                                     PERFORMANCE SHARE UNITS UNDER
                                                           PERFORMANCE                NON-STOCK PRICE-BASED PLAN
                                         NUMBER OF         PERIOD UNTIL              -----------------------------
                                        PERFORMANCE         MATURATION           THRESHOLD         TARGET       MAXIMUM
            NAME                        SHARE UNITS         OR PAYOUT               (#)             (#)           (#)
            ----                        -----------         ---------               ---             ---           ---
E. L. Draper, Jr...................         7,730           1998-2000              1,932           7,730        15,460
W. J. Lhota........................         2,636           1998-2000                659           2,636         5,272
J. J. Markowsky....................         2,428           1998-2000                607           2,428         4,856
J. H. Vipperman....................         2,150           1998-2000                537           2,150         4,300
H. W. Fayne........................         2,012           1998-2000                503           2,012         4,024

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

Pension Plan Table

                                                          YEARS OF ACCREDITED SERVICE
      HIGHEST AVERAGE     --------------------------------------------------------------------------------------------
      ANNUAL EARNINGS         15              20              25                30              35               40
      ---------------     ---------         -------         -------           -------         -------          -------
       $  300,000          $ 69,525        $ 92,700        $115,875          $139,050        $162,225         $182,175
          400,000            93,525         124,700         155,875           187,050         218,225          244,825
          500,000           117,525         156,700         195,875           235,050         274,225          307,475
          700,000           165,525         220,700         275,875           331,050         386,225          432,775
          900,000           213,525         284,700         355,875           427,050         498,225          558,075
        1,200,000           285,525         380,700         475,875           571,050         666,225          746,025

      The amounts shown in the table are the straight life annuities payable under the Retirement Plan without reduction for the joint and survivor annuity. Retirement benefits listed in the table are not subject to any deduction for Social Security or other offset amounts. The retirement annuity is reduced 3% per year in the case of retirement between ages 55 and 62. If an employee retires after age 62, there is no reduction in the retirement annuity.

      The Company maintains a supplemental retirement plan which provides for the payment of benefits that are not payable under the Retirement Plan due primarily to limitations imposed by Federal tax law on benefits paid by qualified plans. The table includes supplemental retirement benefits.

      Compensation upon which retirement benefits are based, for the executive officers named in the Summary Compensation Table above, consists of the average of the 36 consecutive months of the officer's highest aggregate salary and Senior Officer Annual Incentive Compensation Plan (and predecessor Management Incentive Compensation Plan) awards, shown in the "Salary" and "Bonus" columns, respectively, of the Summary Compensation Table, out of the officer's most recent 10 years of service. As of December 31, 1998, the number of full years of service applicable for retirement benefit calculation purposes for such officers were as follows: Dr. Draper, six years; Mr. Lhota, 34 years; Dr. Markowsky, 27 years; Mr. Vipperman, 35 years; and Mr. Fayne, 23 years.

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

      Ten AEP System employees (including Messrs. Fayne, Lhota and Vipperman and Dr. Markowsky) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986 are eligible for certain supplemental retirement benefits. Such payments, if any, will be equal to any reduction occurring because of such amendments. Assuming retirement in 1999 of the executive officers named in the Summary Compensation Table, none of them would receive any supplemental benefits.

      AEP made available a voluntary deferred-compensation program in 1982 and 1986, which permitted certain members of AEP System management to defer receipt of a portion of their salaries. Under this program, a participant was able to defer up to 10% or 15% annually (depending on the terms of the program offered), over a four-year period, of his or her salary, and receive supplemental retirement or survivor benefit payments over a 15-year period. The amount of supplemental retirement payments received is dependent upon the amount deferred, age at the time the deferral election was made, and number of years until the participant retires. The following table sets forth, for the executive officers named in the Summary Compensation Table, the amounts of annual deferrals and, assuming retirement at age 65, annual supplemental retirement payments under the 1982 and 1986 programs.

                                               1982 PROGRAM                                   1986 PROGRAM
                                -------------------------------------------    -------------------------------------------
                                                        ANNUAL AMOUNT OF                               ANNUAL AMOUNT OF
                                      ANNUAL              SUPPLEMENTAL               ANNUAL              SUPPLEMENTAL
                                      AMOUNT               RETIREMENT           AMOUNT DEFERRED           RETIREMENT
                                     DEFERRED                PAYMENT            (4-YEAR PERIOD)             PAYMENT
       NAME                      (4-YEAR PERIOD)        (15-YEAR PERIOD)                               (15-YEAR PERIOD)
      --------                  -------------------    --------------------    -------------------    --------------------
J. H. Vipperman...............       $11,000                $90,750                   $10,000              $67,500
H. W. Fayne...................       $     0                $     0                   $ 9,000              $95,400

Severance Plan

      In connection with the proposed merger with Central and South West Corporation, AEP's Board of Directors adopted a severance plan on February 24, 1999, effective March 1, 1999, that includes Dr. Markowsky and Messrs. Lhota, Vipperman and Fayne. The severance plan provides for payments and other benefits if, within two years after the merger is completed, the officer's employment is terminated by AEP without "cause" or by the officer because of a detrimental change in responsibilities or a reduction in salary or benefits. Under the severance plan, the officer will receive:

     o A lump sum payment equal to three times the officer's annual base salary plus target annual incentive under the Senior Officer Annual Incentive Compensation Plan.

     o Maintenance for a period of three additional years of all medical and dental insurance benefits substantially similar to those benefits to which the officer was entitled immediately prior to termination, reduced to the extent comparable benefits are otherwise received.

     o Outplacement services not to exceed a cost of $30,000 or use of an office and secretarial services for up to one year.

      AEP's obligation for the payments and benefits under the severance plan is subject to the waiver by the officer of any other severance benefits that may be provided by AEP. In addition, the officer agrees to refrain from the disclosure of confidential information relating to AEP.

                          -----------------------------

      Directors of I&M receive a fee of $100 for each meeting of the Board of Directors attended in addition to their salaries.

                           ---------------------------

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

      AEGCO. Omitted pursuant to Instruction I(2)(c).

      AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 1999 annual meeting of shareholders to be filed within 120 days after December 31, 1998.

      APCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 1999 annual meeting of stockholders, to be filed within 120 days after December 31, 1998.

      CSPCO. Omitted pursuant to Instruction I(2)(c).

      I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

      The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 1999, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.

                                                                        STOCK
NAME                                      SHARES(a)         UNITS(b)    TOTAL
----                                      ---------         --------    -----
Karl G. Boyd .........................     1,679               158       1,837
Coulter R. Boyle, III ................     4,000               662       4,662
Gregory A. Clark .....................        16                --          16
E. Linn Draper, Jr ...................     7,934(c)         77,612      85,546
Henry W. Fayne .......................     4,649            10,135      14,784
James A. Kobyra ......................     3,454(c)            415       3,869
William J. Lhota .....................    16,042(c)(d)      14,902      30,944
James J. Markowsky ...................     3,942(e)         13,062      17,004
Armando A. Pena ......................     4,886             5,213      10,099
David B. Synowiec ....................        74               366         440
Joseph H. Vipperman ..................    10,734(c)(d)       4,718      15,452
William E. Walters ...................     6,118               316       6,434
Earl H. Wittkamper ...................     3,231(c)            307       3,538
All Directors and Executive Officers..   151,990(d)(f)     127,866     279,856

(a) Includes share equivalents held in the AEP Employees Savings Plan in the amounts listed below:

                                 AEP EMPLOYEES SAVINGS                                          AEP EMPLOYEES SAVINGS
         NAME                  PLAN (SHARE EQUIVALENTS)          NAME                         PLAN (SHARE EQUIVALENTS)
         ----                  ------------------------          ----                         ------------------------
       Mr. Boyd.............................     1,675           Dr. Markowsky..............................     3,888
       Mr. Boyle............................     4,000           Mr. Pena...................................     3,464
       Mr. Clark............................        16           Mr. Synowiec...............................        74
       Dr. Draper...........................     3,033           Mr. Vipperman..............................    10,002
       Mr. Fayne............................     4,144           Mr. Walters................................     6,118
       Mr. Kobyra...........................     2,604           Mr. Wittkamper.............................     1,809
       Mr. Lhota............................    13,862      All Directors and Executive Officers............    54,689

     With respect to the share equivalents held in the AEP Employees Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan.

(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.

(c) Includes the following numbers of shares held in joint tenancy with a family member: Dr. Draper, 4,901; Mr. Kobyra, 850; Mr. Lhota, 2,180; Mr. Vipperman, 67; and Mr. Wittkamper, 1,422.

(d) Does not include, for Messrs. Lhota and Vipperman, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Lhota and Vipperman share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.

(e) Includes 20 shares held by family members of Dr. Markowsky over which beneficial ownership is disclaimed.

(f)  Represents less than 1% of the total number of shares outstanding

      KEPCO. Omitted pursuant to Instruction I(2)(c).

      OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 1999 annual meeting of shareholders, to be filed within 120 days after December 31, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

      AEP, APCO, I&M AND OPCO. None.

      AEGCO, CSPCO, AND KEPCO. Omitted pursuant to Instruction I(2)(c).


PART IV ------------------------------------------------------------------------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

1.     FINANCIAL STATEMENTS:

       The following financial statements have been incorporated herein by reference pursuant to Item 8.

                                                                                        PAGE
                                                                                        ----
       AEGCo:
           Independent Auditors' Report; Statements of Income for the years ended December 31, 1998, 1997 and 1996; Statements of Retained
           Earnings for the years ended December 31, 1998, 1997 and 1996;
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Balance Sheets as of December 31, 1998 and 1997; Notes to
           Financial Statements

       AEP and its subsidiaries consolidated:
           Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996; Consolidated
           Balance Sheets as of December 31, 1998 and 1997; Consolidated
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Notes to Consolidated Financial Statements; Schedule of
           Consolidated Cumulative Preferred Stocks of Subsidiaries at December
           31, 1998 and 1997; Schedule of Consolidated Long-term Debt of
           Subsidiaries at December 31, 1998 and 1997; Independent Auditors'
           Report.

       APCo:
           Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996; Consolidated Balance Sheets as of December 31,
           1998 and 1997; Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of
           Retained Earnings for the years ended December 31, 1998, 1997 and
           1996; Notes to Consolidated Financial Statements; Independent
           Auditors' Report.

       CSPCo:
           Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996; Consolidated
           Balance Sheets as of December 31, 1998 and 1997; Consolidated
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996; Notes to Consolidated
           Financial Statements.

                                                                                        PAGE
                                                                                        ----
       I&M:
           Independent Auditors' Report; Consolidated Statements of Income for
           the years ended December 31, 1998, 1997 and 1996; Consolidated
           Balance Sheets as of December 31, 1998 and 1997; Consolidated
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996; Notes to Consolidated
           Financial Statements.

       KEPCo:
           Independent Auditors' Report; Statements of Income for the years ended December 31, 1998, 1997 and 1996; Statements of Retained
           Earnings for the years ended December 31, 1998, 1997 and 1996;
           Balance Sheets as of December 31, 1998 and 1997; Statements of Cash
           Flows for the years ended December 31, 1998, 1997 and 1996; Notes to
           Financial Statements.

       OPCo:
           Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996; Consolidated
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Consolidated Balance Sheets as of December 31, 1998 and
           1997; Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996; Notes to Consolidated
           Financial Statements.

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

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

                                     AEP GENERATING COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

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

               SIGNATURE                                             TITLE                            DATE
               ---------                                             -----                            ----
(I)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                      President,
                                                               Chief Executive Officer
                                                                    and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

              /s/ A. A. PENA                                 Vice President, Treasurer,             March 19, 1999
------------------------------------                          Chief Financial Officer
                 (A. A. PENA)                                        and Director

(III) PRINCIPAL ACCOUNTING OFFICER:

            /s/ L. V. ASSANTE                                      Controller and                   March 19, 1999
------------------------------------                         Chief Accounting Officer
                (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

            *HENRY W. FAYNE
          *JOHN R. JONES, III
            *WM. J. LHOTA
          *JAMES J. MARKOWSKY

*By: /s/ A. A. PENA                                                                                 March 19, 1999
    -----------------------------------
         (A. A. PENA, ATTORNEY-IN-FACT)

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     AMERICAN ELECTRIC POWER COMPANY, INC.


                                     BY: /s/ H. W. FAYNE
                                         --------------------------------
                                             (H. W. FAYNE, VICE PRESIDENT
                                             AND CHIEF FINANCIAL OFFICER)


Date:  March 19, 1999

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

                SIGNATURE                                                TITLE                            DATE
                ---------                                                -----                            ----
(I)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                   Chairman of the Board,
                                                                       President,
                                                                 Chief Executive Officer
                                                                      and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

             /s/ H. W. FAYNE                                       Vice President and                 March 19, 1999
------------------------------------                             Chief Financial Officer
                 (H. W. FAYNE)

(III) PRINCIPAL ACCOUNTING OFFICER:

          /s/ L. V. ASSANTE                                          Controller and                   March 19, 1999
------------------------------------                             Chief Accounting Officer
              (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

            *JOHN P. DESBARRES
            *ROBERT M. DUNCAN
              *ROBERT W. FRI
          *LESTER A. HUDSON, JR.
            *LEONARD J. KUJAWA
             *ANGUS E. PEYTON
             *DONALD G. SMITH
         *LINDA GILLESPIE STUNTZ
           *KATHRYN D. SULLIVAN
             *MORRIS TANENBAUM

*By: /s/ H. W. FAYNE                                                                                March 19, 1999
     -----------------------------------
         (H. W. FAYNE, ATTORNEY-IN-FACT)

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

                                     APPALACHIAN POWER COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

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

                SIGNATURE                                              TITLE                            DATE
                ---------                                              -----                            ----
(I)   PRINCIPAL EXECUTIVE OFFICER:

          *E. LINN DRAPER, JR.                                  Chairman of the Board,
                                                                Chief Executive Officer
                                                                     and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

              /s/ A. A. PENA                              Vice President, Treasurer, Chief          March 19, 1999
--------------------------------------                            Financial Officer
                  (A. A. PENA)                                       and Director


(III) PRINCIPAL ACCOUNTING OFFICER:

              /s/ L. V. ASSANTE                                     Controller and                  March 19, 1999
--------------------------------------                         Chief Accounting Officer
                  (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

               *HENRY W. FAYNE
                *WM. J. LHOTA
             *JAMES J. MARKOWSKY
               *J. H. VIPPERMAN

*By: /s/ A. A. PENA                                                                                 March 19, 1999
     ---------------------------------
         (A. A. PENA, ATTORNEY-IN-FACT)

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

                                     COLUMBUS SOUTHERN POWER COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

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

              SIGNATURE                                                 TITLE                           DATE
              ---------                                                 -----                           ----
(I)   PRINCIPAL EXECUTIVE OFFICER:

         *E. LINN DRAPER, JR.                                   Chairman of the Board,
                                                               Chief Executive Officer
                                                                     and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

            /s/ A. A. PENA                                    Vice President, Treasurer,            March 19, 1999
----------------------------------------                        Chief Financial Officer
                (A. A. PENA)                                         and Director


(III) PRINCIPAL ACCOUNTING OFFICER:

            /s/ L. V. ASSANTE                                        Controller and                 March 19, 1999
----------------------------------------                        Chief Accounting Officer
                (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

             *HENRY W. FAYNE
              *WM. J. LHOTA
            *JAMES J. MARKOWSKY
             *J. H. VIPPERMAN

*By:  /s/ A. A. PENA                                                                                March 19, 1999
      ----------------------------------
          (A. A. PENA, ATTORNEY-IN-FACT)

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

                                     INDIANA MICHIGAN POWER COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

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

              SIGNATURE                                                TITLE                             DATE
              ---------                                                -----                             ----
(I)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                 Chairman of the Board,
                                                                Chief Executive Officer
                                                                      and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

               /s/ A. A. PENA                                 Vice President, Treasurer,            March 19, 1999
----------------------------------------                        Chief Financial Officer
                   (A. A. PENA)                                       and Director


(III) PRINCIPAL ACCOUNTING OFFICER:

              /s/ L. V. ASSANTE                                      Controller and                 March 19, 1999
----------------------------------------                        Chief Accounting Officer
                  (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

             *K. G. BOYD
          *C. R. BOYLE, III
             *G. A. CLARK
           *HENRY W. FAYNE
          *JAMES A. KOBYRA
            *WM. J. LHOTA
         *JAMES J. MARKOWSKY
           *D. B. SYNOWIEC
          *J. H. VIPPERMAN
           *W. E. WALTERS
          *E. H. WITTKAMPER

*By:  /s/ A. A. Pena.                                                                               March 19, 1999
      ------------------------------
      (A. A. PENA, ATTORNEY-IN-FACT)

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

                                     KENTUCKY POWER COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

                SIGNATURE                                               TITLE                           DATE
                ---------                                               -----                           ----
(V)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                 Chairman of the Board,
                                                                Chief Executive Officer
                                                                     and Director

(VI)  PRINCIPAL FINANCIAL OFFICER:

              /s/ A. A. PENNA                                 Vice President, Treasurer,            March 19, 1999
---------------------------------------                        Chief Financial Officer
                  (A. A. PENA)                                       and Director

(VII) PRINCIPAL ACCOUNTING OFFICER:

             /s/ L. V. ASSANTE                                      Controller and                  March 19, 1999
---------------------------------------                        Chief Accounting Officer
                 (L. V. ASSANTE)

(VIII)     A MAJORITY OF THE DIRECTORS:

                *HENRY W. FAYNE
                 *WM. J. LHOTA
              *JAMES J. MARKOWSKY
               *J. H. VIPPERMAN
                                                                                                    March 19, 1999
*By:  /s/ A. A. Pena
      ------------------------------
      (A. A. PENA, ATTORNEY-IN-FACT)

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

                                     OHIO POWER COMPANY


                                     BY: /s/ A. A. PENA
                                         --------------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 19, 1999

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

             SIGNATURE                                                 TITLE                            DATE
             ---------                                                 -----                            ----
(I)   PRINCIPAL EXECUTIVE OFFICER:
                  *E. LINN DRAPER, JR.                            Chairman of the Board,
                                                                Chief Executive Officer
                                                                     and Director

(II)  PRINCIPAL FINANCIAL OFFICER:

               /s/ A. A. PENA                                  Vice President, Treasurer,           March 19, 1999
---------------------------------------                          Chief Financial Officer
                (A. A. PENA)                                           and Director

(III) PRINCIPAL ACCOUNTING OFFICER:

                /s/ L. V. ASSANTE                                     Controller and                March 19, 1999
---------------------------------------                          Chief Accounting Officer
                   (L. V. ASSANTE)

(IV)  A MAJORITY OF THE DIRECTORS:

          *HENRY W. FAYNE
           *WM. J. LHOTA
        *JAMES J. MARKOWSKY
         *J. H. VIPPERMAN

*By: /s/ A. A. PENA.                                                                                March 19, 1999
     ----------------------------------
         (A. A. PENA, ATTORNEY-IN-FACT)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                          Page
                                                                                          ----
INDEPENDENT AUDITORS' REPORT ..........................................................    S-2

The following financial statement schedules for the years ended December 31, 1998, 1997 and 1996 are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves ..................    S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves ..................    S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves ..................    S-3

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves...................    S-4

KENTUCKY POWER COMPANY
        Schedule II-- Valuation and Qualifying Accounts and Reserves ..................    S-4

OHIO POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves...................    S-4

                          INDEPENDENT AUDITORS' REPORT


AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

      We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our reports thereon dated February 23, 1999; such financial statements and reports are included in your respective 1998 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Columbus, Ohio
February 23, 1999

===========================================================================================================================

                              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.......      $6,760         $23,646        $8,290(a)       $27,621(b)       $11,075
                                                 ======         =======        ======          =======          =======
        Year Ended December 31, 1997.......      $3,692         $20,650        $8,953(a)       $26,535(b)       $ 6,760
                                                 ======         =======        ======          =======          =======
        Year Ended December 31, 1996.......      $5,430         $16,382        $7,224(a)       $25,344(b)       $ 3,692
                                                 ======         =======        ======          =======          =======
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
===========================================================================================================================



===========================================================================================================================

                                        APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
                                                                                                                 )
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.......      $1,333          $5,093        $1,306(a)        $5,498(b)       $2,234
                                                 ======          ======        ======           ======          ======
        Year Ended December 31, 1997.......      $  687          $3,621        $   666(a)       $3,641(b)       $1,333
                                                 =====           ======        =======          ======          ======
        Year Ended December 31, 1996.......      $2,253          $1,748        $   779(a)       $4,093(b)       $  687
                                                 ======          ======        =======          ======          ======
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
===========================================================================================================================



===========================================================================================================================

                                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
                                                                                                                 D
EDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.......      $1,058          $7,551        $5,278(a)      $11,289(b)        $2,598
                                                 ======          ======        ======         =======           ======
        Year Ended December 31, 1997.......      $1,032          $6,815        $6,380(a)      $13,169(b)        $1,058
                                                 ======          ======        ======         =======           ======
        Year Ended December 31, 1996.......      $1,061          $7,720        $3,978(a)      $11,727(b)        $1,032
                                                 ======          ======        ======         =======           ======
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
===========================================================================================================================

==========================================================================================================================

                                     INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.........      $1,188         $4,630         $221(a)       $4,012(b)      $2,027
                                                   ======         ======         ====          ======         ======
        Year Ended December 31, 1997.........      $  156         $4,411         $798(a)       $4,177(b)      $1,188
                                                   ======         ======         ====          ======         ======
        Year Ended December 31, 1996.........      $  334         $2,208         $791(a)       $3,177(b)      $  156
                                                   ======         ======         ====          ======         ======
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
==========================================================================================================================


==========================================================================================================================

                                                 KENTUCKY POWER COMPANY
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.........       $525          $1,280         $392(a)       $1,349(b)        $848
                                                    ====          ======         ====          ======           ====
        Year Ended December 31, 1997.........       $272          $1,482         $347(a)       $1,576(b)        $525
                                                    ====          ======         ====          ======           ====
        Year Ended December 31, 1996.........       $259          $1,507         $311(a)       $1,805(b)        $272
                                                    ====          ======         ====          ======           ====
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
==========================================================================================================================


==========================================================================================================================

                                           OHIO POWER COMPANY AND SUBSIDIARIES
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               -------------------------
                                               BALANCE AT      CHARGED TO     CHARGED TO                      BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                          END OF
                DESCRIPTION                    OF PERIOD        EXPENSES       ACCOUNTS        DEDUCTIONS       PERIOD
===========================================================================================================================
                                                                           (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1998.........      $2,501         $3,255         $941(a)       $5,019(b)       $1,678
                                                   ======         ======         ====          ======          ======
        Year Ended December 31, 1997.........      $1,433         $4,008         $675(a)       $3,615(b)       $2,501
                                                   ======         ======         ====          ======          ======
        Year Ended December 31, 1996.........      $1,424         $2,874         $532(a)       $3,397(b)       $1,433
                                                   ======         ======         ====          ======          ======
---------------------
(a)  Recoveries on accounts previously written off.
(b)  Uncollectible accounts written off.
==========================================================================================================================

                                  EXHIBIT INDEX

      Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEGCO
   3(a)            --      Copy of Articles of Incorporation of AEGCo [Registration Statement on Form 10 for the Common
                           Shares of AEGCo, File No. 0-18135, Exhibit 3(a)].

   3(b)            --      Copy of the Code of Regulations of AEGCo [Registration Statement on Form 10 for the Common
                           Shares of AEGCo, File No. 0-18135, Exhibit 3(b)].

  10(a)            --      Copy of Capital Funds Agreement dated as of December 30, 1988 between AEGCo and AEP
                           [Registration Statement No. 33-32752, Exhibit 28(a)].

  10(b)(1)         --      Copy of Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended
                           [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].

  10(b)(2)         --      Copy of Unit Power Agreement, dated as of August 1, 1984, among AEGCo, I&M and KEPCo
                           [Registration Statement No. 33-32752, Exhibit 28(b)(2)].

  10(b)(3)         --      Copy of Agreement, dated as of October 1, 1984, among AEGCo, I&M, APCo and Virginia Electric and Power Company [Registration Statement No. 33-32752, Exhibit 28(b)(3)].

  10(c)            --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
                           28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Annual Report on Form 10-K of AEGCo
                           for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B),
                           10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].

 *13               --      Copy of those portions of the AEGCo 1998 Annual Report (for the fiscal year ended December
                           31, 1998) which are incorporated by reference in this filing.

 *24               --      Power of Attorney

 *27               --      Financial Data Schedules

AEP**

   3(a)            --      Copy of Restated Certificate of Incorporation of AEP, dated October 29, 1997 [Quarterly
                           Report on Form 10-Q of AEP for the quarter ended September 30, 1997, File No. 1-3525,
                           Exhibit 3(a)].

 * 3(b)            --      Copy of Certificate of Amendment of the Restated Certificate of Incorporation of AEP, dated
                           January 13, 1999.

 * 3(c)            --      Composite copy of the Restated Certificate of Incorporation of AEP, as amended.

   3(d)            --      Copy of By-Laws of AEP, as amended through January 28, 1998 [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 3(b)].

  10(a)            --      Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEP**(continued)

  10(b)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].

  10(c)            --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington
                           Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                           28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Registration Statement
                           No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and
                           28(a)(6)(C); and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31,
                           1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                           10(c)(5)(B) and 10(c)(6)(B); Annual Report on Form 10-K of I&M for the fiscal year ended
                           December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B),
                           10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].

  10(d)            --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].

  10(e)            --      Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among
                           APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].

  10(f)            --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

+10(g)(1)          --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].

+10(g)(2)          --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual
                           Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
                           Exhibit 10(d)(2)].

+10(h)             --      AEP Accident Coverage Insurance Plan for directors [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].

+10(i)(1)          --      AEP Deferred Compensation and Stock Plan for Non-Employee Directors [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(f)(1)

+10(i)(2)          --      AEP Stock Unit Accumulation Plan for Non-Employee Directors [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(f)(2)].

+10(j)(1)(A)       --      AEP Excess Benefit Plan, as amended through August 25, 1997 [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1997, File No. 1-3525, Exhibit 10].

+10(j)(1)(B)       --      Guaranty by AEP of the Service Corporation Excess Benefits Plan [Annual Report on Form 10-K
                           of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(h)(1)(B)].

+10(j)(2)          --      AEP System Supplemental Savings Plan, as amended through November 15, 1995 (Non-Qualified)
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No.
                           1-3525, Exhibit 10(g)(2)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEP** (continued)

+10(j)(3)          --      Service Corporation Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the
                           fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].

+10(k)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].

+10(l)(1)          --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].

+10(l)(2)          --      American Electric Power System Performance Share Incentive Plan, as Amended and Restated
                           through February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1996, File No. 1-3525, Exhibit 10(i)(2)].

+10(m)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].

+*10(n)            --      Letter agreement between AEP and Donald M. Clements, Jr. dated August 19, 1994.

+*10(o)            --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999.

  *13              --      Copy of those portions of the AEP 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

  *21              --      List of subsidiaries of AEP

  *23              --      Consent of Deloitte & Touche LLP.

  *24              --      Power of Attorney

  *27              --      Financial Data Schedules

APCO**

     3(a)          --      Copy of Restated Articles of Incorporation of APCo, and amendments thereto to November 4,
                           1993 [Registration Statement No. 33-50163, Exhibit 4(a); Registration Statement No. 33-53805,
                           Exhibits 4(b) and 4(c)].

     3(b)          --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated June 6,
                           1994 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No.
                           1-3457, Exhibit 3(b)].

     3(c)          --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated March
                           6, 1997 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File
                           No. 1-3457, Exhibit 3(c)].

     3(d)          --      Composite copy of the Restated Articles of Incorporation of APCo (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No.
                           1-3457, Exhibit 3(d)].

     3(e)          --      Copy of By-Laws of APCo (amended as of January 1, 1996) [Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1995, File No. 1-3457, Exhibit 3(d)].

     4(a)          --      Copy of Mortgage and Deed of Trust, dated as of December 1, 1940, between APCo and Bankers
                           Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration
                           Statement No. 2-7289, Exhibit 7(b); Registration Statement No. 2-19884, Exhibit 2(1);
                           Registration Statement No. 2-24453, Exhibit 2(n); Registration Statement No. 2-60015,
                           Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10),
                           2(b)(12), 2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20), 2(b)(21),
                           2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and 2(b)(28); Registration
                           Statement No. 2-64102, Exhibit 2(b)(29); Registration Statement No. 2-66457, Exhibits
                           (2)(b)(30) and 2(b)(31); Registration Statement No. 2-69217, Exhibit 2(b)(32); Registration
                           Statement No. 2-86237, Exhibit

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
APCO** (continued)

                           4(b); Registration Statement No. 33-11723, Exhibit 4(b); Registration Statement No. 33-17003,
                           Exhibit 4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b); Registration Statement
                           No. 33-40720, Exhibit 4(b); Registration Statement No. 33-45219, Exhibit 4(b); Registration
                           Statement No. 33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410, Exhibit
                           4(b); Registration Statement No. 33-59834, Exhibit 4(b); Registration Statement No. 33-50229,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and
                           4(e); Registration Statement No. 333-01049, Exhibits 4(b) and 4(c); Registration Statement
                           No. 333-20305, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457, Exhibit 4(b); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1998, Exhibit 4(b)].

   4(b)            --      Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The
                           Bank of New York, As Trustee [Registration Statement No. 333-45927, Exhibits 4(a) and 4(b);
                           Registration Statement No. 333-49071, Exhibit 4(b)].

  *4(c)            --      Company Order and Officers' Certificate, dated April 22, 1998, establishing certain terms of the 7.30% Senior Notes, Series B, due 2038.

  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].

  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of
                           APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].

  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
APCO** (continued)

  10(e)            --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

+10(f)(1)          --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].

+10(f)(2)          --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit
                           10(d)(2)].

+10(g)(1)          --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].

+10(g)(2)          --      American Electric Power System Performance Share Incentive Plan as Amended and Restated
                           through February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1996, File No. 1-3525, Exhibit 10(i)(2)].

+10(h)(1)          --      Excess Benefits Plan [Quarterly Report on Form 10-Q of AEP for the quarter ended September
                           30, 1997, File No. 1-3525, Exhibit 10].

+10(h)(2)          --      AEP System Supplemental Savings Plan (Non-Qualified) [Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(g)(2)].

+10(h)(3)          --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].

+10(i)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].

+10(j)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].

+10(k)             --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1998, File No. 1-3525, Exhibit 10(o)].

 *12               --      Statement re: Computation of Ratios.

 *13               --      Copy of those portions of the APCo 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

  21               --      List of subsidiaries of APCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1998, File No. 1-3525, Exhibit 21].

 *23               --      Consent of Deloitte & Touche LLp.

 *24               --      Power of Attorney

 *27               --      Financial Data Schedules.


CSPCO**

    3(a)           --      Copy of Amended Articles of Incorporation of CSPCo, as amended to March 6, 1992 [Registration
                           Statement No. 33-53377, Exhibit 4(a)].

    3(b)           --      Copy of Certificate of Amendment to Amended Articles of Incorporation of CSPCo, dated May 19,
                           1994 [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File
                           No. 1-2680, Exhibit 3(b)].

    3(c)           --      Composite copy of Amended Articles of Incorporation of CSPCo, as amended [Annual Report on
                           Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit
                           3(c)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
CSPCO** (continued)

    3(d)           --      Copy of Code of Regulations and By-Laws of CSPCo [Annual Report on Form 10-K of CSPCo for the
                           fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].

    4(a)           --      Copy of Indenture of Mortgage and Deed of Trust, dated September 1, 1940, between CSPCo and
                           City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended
                           [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No.
                           2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration
                           Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652, Exhibit 4(b);
                           Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389,
                           Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
                           Registration Statement No. 33-35651, Exhibit 4(b); Registration Statement No. 33-46859,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-50316, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No.
                           33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)]

    4(b)           --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between
                           CSPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-54025, Exhibits
                           4(a), 4(b), 4(c) and 4(d)].

  *4(c)            --      Copy of Company Order and Officers' Certificate, dated June 18, 1998, establishing certain terms of the Unsecured Medium Term Notes, Series B.

  *4(d)            --      Copy of Instructions, dated June 18, 1998, from CSPCo to Bankers Trust Company, establishing certain terms of the 6.55% Unsecured Medium Term Notes, Series B, due 2008.

  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].

  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the
                           fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
CSPCO** (continued)

  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].

  10(e)            --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

 *12               --      Statement re: Computation of Ratios.

 *13               --      Copy of those portions of the CSPCo 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

 *23               --      Consent of Deloitte & Touche LLP.

 *24               --      Power of Attorney

 *27               --      Financial Data Schedules.

 I&M**

    3(a)           --      Copy of the Amended Articles of Acceptance of I&M and amendments thereto [Annual Report on
                           Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 3(a)].

    3(b)           --      Copy of Articles of Amendment to the Amended Articles of Acceptance of I&M, dated March 6,
                           1997 [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996, File No.
                           1-3570, Exhibit 3(b)].

    3(c)           --      Composite Copy of the Amended Articles of Acceptance of I&M (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996, File No. 1-3570,
                           Exhibit 3(c)].

    3(d)           --      Copy of the By-Laws of I&M (amended as of January 1, 1996) [Annual Report on Form 10-K of I&M
                           for fiscal year ended December 31, 1995, File No. 1-3570, Exhibit 3(c)].

    4(a)           --      Copy of Mortgage and Deed of Trust, dated as of June 1, 1939, between I&M and Irving Trust
                           Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No.
                           2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
                           Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389,
                           Exhibit 2(a)(19); Registration Statement No. 2-67728, Exhibit 2(b)(20); Registration
                           Statement No. 2-85016, Exhibit 4(b); Registration Statement No. 33-5728, Exhibit 4(c);
                           Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230,
                           Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv) and
                           4(a)(v); Registration Statement No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                           Registration Statement No. 33-54480, Exhibits 4(b)(I) and 4(b)(ii); Registration Statement
                           No. 33-60886, Exhibit 4(b)(i); Registration Statement No. 33-50521, Exhibits 4(b)(I),
                           4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K of I&M for fiscal year ended December 31,
                           1993, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for fiscal year ended
                           December 31, 1994, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for
                           fiscal year ended December 31, 1996, File No. 1-3570, Exhibit 4(b)].

 * 4(b)            --      Copy of indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.

 * 4(c)            --      Copy of Company Order and Officers' Certificate, dated October 29, 1998, establishing certain terms of the Unsecured Medium Term Notes, Series A.

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
I&M** (continued)

 * 4(d)            --      Copy of Instructions, dated November 4, 1998, from I&M to The Bank of New York, establishing certain terms of the 6.45% Unsecured Medium Term Notes, Series A, due 2008.

  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].

  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

  10(a)(4)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

  10(a)(5)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M, and
                           OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910,
                           Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].

  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 1, 1996, File No. 1-3525, Exhibit 10(l)].

  10(e)            --      Copy of Nuclear Material Lease Agreement, dated as of December 1, 1990, between I&M and DCC
                           Fuel Corporation [Annual Report on Form 10-K of I&M for the fiscal year ended December 31,
                           1993, File No. 1-3570, Exhibit 10(d)].

  10(f)            --      Copy of Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                           28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K of I&M for
                           the fiscal year ended December

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
I&M** (continued)

                           31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B), 10(e)(4)(B),
                           10(e)(5)(B) and 10(e)(6)(B)].

  10(g)            --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

 *12               --      Statement re: Computation of Ratios

 *13               --      Copy of those portions of the I&M 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

  21               --      List of subsidiaries of I&M [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1998, File No. 1-3525, Exhibit 21].

 *23               --      Consent of Deloitte & Touche LLP.

 *24               --      Power of Attorney

 *27               --      Financial Data Schedules.

KEPCO**

  3(a)             --      Copy of Restated Articles of Incorporation of KEPCo [Annual Report on Form 10-K of KEPCo for
                           the fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].

  3(b)             --      Copy of By-Laws of KEPCo (amended as of January 1, 1996) [Annual Report on Form 10-K of KEPCo
                           for the fiscal year ended December 31, 1995, File No. 1-6858, Exhibit 3(b)].

  4(a)             --      Copy of Mortgage and Deed of Trust, dated May 1, 1949, between KEPCo and Bankers Trust
                           Company, as supplemented and amended [Registration Statement No. 2-65820, Exhibits 2(b)(1),
                           2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and  2(b)(6); Registration Statement No. 33-39394,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-53226, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-61808, Exhibits 4(b) and 4(c), Registration Statement No.
                           33-53007, Exhibits 4(b), 4(c) and 4(d)].

  4(b)             --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between
                           KEPCo and Bankers Trust Company, as Trustee [Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 1997, Exhibits 4(b), 4(c) and 4(d)].

  *4(c)            --      Copy of Instructions, dated November 4, 1998, from KEPCo to Bankers Trust Company, establishing certain terms of the 6.45% Unsecured Medium Term Notes, Series A, due 2008.

  10(a)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a);Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

  10(b)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].

  10(c)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
KEPCO** (continued)

 10(d)             --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

*12                --      Statement re: Computation of Ratios.

*13                --      Copy those portions of the KEPCo 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

*23                --      Consent of Deloitte & Touche LLP.

*24                --      Power of Attorney

*27                --      Financial Data Schedules

OPCO**

  3(a)             --      Copy of Amended Articles of Incorporation of OPCo, and amendments thereto to December 31, 1993
                           [Registration Statement No. 33-50139, Exhibit 4(a); Annual Report on Form 10-K of OPCo for the
                           fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 3(b)].

  3(b)             --      Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated May 3, 1994
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No.
                           1-6543, Exhibit 3(b)

  3(c)             --      Copy of Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated March 6,
                           1997 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File
                           No. 1-6543, Exhibit 3(c)].

  3(d)             --      Composite copy of the Amended Articles of Incorporation of OPCo (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File No.
                           1-6543, Exhibit 3(d)].

  3(e)             --      Copy of Code of Regulations of OPCo [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1990, File No. 1-6543, Exhibit 3(d)].

  4(a)             --      Copy of Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and
                           Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4; Registration Statement No.
                           2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18),
                           2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27),
                           2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31); Registration Statement No. 2-83591, Exhibit 4(b);
                           Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration
                           Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit
                           4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                           Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report
                           on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                           4(b)].

  4(b)             --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-49595, Exhibits 4(a),
                           4(b) and 4(c)].

 *4(c)             --      Copy of Instructions, dated December 1, 1998, from OPCo to Bankers Trust Company, establishing certain terms of the 6.24% Unsecured Medium Term Notes, Series A, due 2008.

 *4(d)             --      Copy of Company Order and Officers' Certificate, dated April 29, 1998, establishing certain terms of the 7 3/8% Senior Notes, Series A, due 2038.

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
OPCO** (continued)

  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].

  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo  for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].

  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].

  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].

  10(e)            --      Copy of Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report on
                           Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                           10(f)].

  10(f)            --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].

  10(g)            --      Agreement and Plan of Merger, dated as of December 21, 1997, by and among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].

+10(h)(1)          --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].

+10(h)(2)          --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit
                           10(d)(2)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
OPCO** (continued)

+10(i)(1)          --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].

+10(i)(2)          --      American Electric Power System Performance Share Incentive Plan, as Amended and Restated
                           through February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1996, File No. 1-3525, Exhibit 10(i)(2)].

+10(j)(1)          --      Excess Benefits Plan [Quarterly Report on Form 10-Q of AEP for the quarter ended September
                           30, 1997, File No. 1-3525, Exhibit 10].

+10(j)(2)          --      AEP System Supplemental Savings Plan (Non-Qualified) [Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(g)(2)].

+10(j)(3)          --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].

+10(k)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].

+10(l)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].

+10(m)             --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1998, File No. 1-3525, Exhibit 10(o)].

*12                --      Statement re: Computation of Ratios.

*13                --      Copy of those portions of the OPCo 1998 Annual Report (for the fiscal year ended December 31,
                           1998) which are incorporated by reference in this filing.

 21                --      List of subsidiaries of OPCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1998, File No. 1-3525, Exhibit 21].

*23                --      Consent of Deloitte & Touche LLP.

*24                --      Power of Attorney.

*27               --      Financial Data Schedules.

                      -------------------------------------


** Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.