Form 10-K405
period 1999-12-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 2000-03-24
CIK 4904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                          ----------------------------
                                    FORM 10-K
                          ----------------------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         ______________

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                            NAME OF EACH EXCHANGE
    REGISTRANT                              TITLE OF EACH CLASS                              ON WHICH REGISTERED
    ----------                              -------------------                             ---------------------
AEP Generating Company            None

American Electric                 Common Stock,
  Power Company, Inc.                 $6.50 par value..................................  New York Stock Exchange

Appalachian Power                 Cumulative Preferred Stock,
  Company                             Voting, no par value:
                                       4-1/2%..........................................  Philadelphia Stock Exchange

                                  8-1/4% Junior Subordinated Deferrable
                                       Interest Debentures, Series A,
                                       Due 2026........................................  New York Stock Exchange

                                  8% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027........................................  New York Stock Exchange

                                  7.20% Senior Notes, Series A,
                                       Due 2038........................................  New York Stock Exchange

                                  7.30% Senior Notes, Series B,
                                       Due 2038..........................................New York Stock Exchange

Columbus Southern                 8-3/8% Junior Subordinated Deferrable
  Power Company                        Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

                                  7.92% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027........................................  New York Stock Exchange

Indiana Michigan                  8% Junior Subordinated Deferrable
  Power Company                        Interest Debentures, Series A,
                                       Due 2026........................................  New York Stock Exchange

                                  7.60% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2038..........................................New York Stock Exchange

Kentucky Power                    8.72% Junior Subordinated Deferrable
  Company                              Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

Ohio Power Company                8.16% Junior Subordinated Deferrable
                                       Interest Debentures, Series A,
                                       Due 2025........................................  New York Stock Exchange

                                  7.92% Junior Subordinated Deferrable
                                       Interest Debentures, Series B,
                                       Due 2027..........................................New York Stock Exchange

                                  7 3/8% Senior Notes, Series A,
                                       Due 2038........................................  New York Stock Exchange

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X . No.
                                                   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

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

Columbus Southern Power Company                    None

Indiana Michigan Power Company                     4-1/8% Cumulative Preferred Stock, Non-Voting, $100 par value

Kentucky Power Company                             None

Ohio Power Company                                 4-1/2% Cumulative Preferred Stock, Voting, $100 par value



                                           AGGREGATE MARKET VALUE
                                          OF VOTING AND NON-VOTING      NUMBER OF SHARES
                                             COMMON EQUITY HELD         OF COMMON STOCK
                                            BY NON-AFFILIATES OF         OUTSTANDING OF
                                             THE REGISTRANTS AT        THE REGISTRANTS AT
                                              FEBRUARY 1, 2000          FEBRUARY 1, 2000
                                         -------------------------   ---------------------
AEP Generating Company                             None                     1,000
                                                                     ($1,000 par value)

American Electric Power Company, Inc          $6,538,856,569             194,103,349
                                                                      ($6.50 par value)

Appalachian Power Company                          None                  13,499,500
                                                                       (no par value)

Columbus Southern Power Company                    None                  16,410,426
                                                                       (no par value)

Indiana Michigan Power Company                     None                   1,400,000
                                                                       (no par value)

Kentucky Power Company                             None                   1,009,000
                                                                       ($50 par value)

Ohio Power Company                                 None                  27,952,473
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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                                           PART OF FORM 10-K
                                                                                          INTO WHICH DOCUMENT
DESCRIPTION                                                                                 IS INCORPORATED
-----------                                                                               -------------------
Portions of Annual Reports of the following companies for the fiscal year                        Part II
ended December 31, 1999:

                  AEP Generating Company
                  American Electric Power Company, Inc.
                  Appalachian Power Company
                  Columbus Southern Power Company
                  Indiana Michigan Power Company
                  Kentucky Power Company
                  Ohio Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for                         Part III
2000 Annual Meeting of Shareholders, to be filed within 120 days after
December 31, 1999

Portions of Information Statements of the following companies for 2000                           Part III
Annual Meeting of Shareholders, to be filed within 120 days after December 31,
1999

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Glossary of Terms........................................................    i

Forward-Looking Information..............................................    1

PART I
      Item      1.  Business.............................................    2
      Item      2.  Properties...........................................   38
      Item      3.  Legal Proceedings....................................   43
      Item      4.  Submission of Matters to a Vote of Security Holders..   44
      Executive Officers of the Registrants..............................   44

PART II
      Item      5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters..............................   46
      Item      6.  Selected Financial Data..............................   47
      Item      7.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition...............   47
      Item     7A.  Quantitative and Qualitative Disclosures About Market
                        Risk ............................................   48
      Item      8.  Financial Statements and Supplementary Data..........   48
      Item      9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure...........   48

PART III
      Item     10.  Directors and Executive Officers of the Registrants..   48
      Item     11.  Executive Compensation...............................   50
      Item     12.  Security Ownership of Certain Beneficial Owners
                         and Management..................................   54
      Item     13.  Certain Relationships and Related Transactions.......   56

PART IV
      Item     14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.....................................   56

Signatures...............................................................   58

Index to Financial Statement Schedules...................................  S-1

Independent Auditors' Report.............................................  S-2

Exhibit Index............................................................  E-1

                                GLOSSARY OF TERMS

         When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

TERM                                                        MEANING

AEGCo...........................AEP Generating Company, an electric utility subsidiary of AEP.
AEP ............................American Electric Power Company, Inc.
AEP System or the System........The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AFUDC...........................Allowance for funds used during construction. Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.
APCo............................Appalachian Power Company, an electric utility subsidiary of AEP.
Buckeye.........................Buckeye Power, Inc., an unaffiliated corporation.
CCD Group.......................CSPCo, CG&E and DP&L.
CG&E............................The Cincinnati Gas & Electric Company, an unaffiliated utility company.
Cook Plant......................The Donald C. Cook Nuclear Plant, owned by I&M.
CSPCo...........................Columbus Southern Power Company, an electric utility subsidiary of AEP.
CSW.............................Central and South West Corporation.
DOE.............................United States Department of Energy.
DP&L............................The Dayton Power and Light Company, an unaffiliated utility company.
Federal EPA.....................United States Environmental Protection Agency.
FERC............................Federal Energy Regulatory Commission (an independent commission within the DOE).
I&M.............................Indiana Michigan Power Company, an electric utility subsidiary of AEP.
IURC............................Indiana Utility Regulatory Commission.
KEPCo...........................Kentucky Power Company, an electric utility subsidiary of AEP.
KPSC............................Kentucky Public Service Commission.
MPSC............................Michigan Public Service Commission.
NEIL............................Nuclear Electric Insurance Limited.
NPDES...........................National Pollutant Discharge Elimination System.
NRC.............................Nuclear Regulatory Commission.
Ohio EPA........................Ohio Environmental Protection Agency.
OPCo............................Ohio Power Company, an electric utility subsidiary of AEP.
OVEC............................Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo own a 44.2% equity interest.
PCBs............................Polychlorinated biphenyls.
PUCO............................The Public Utilities Commission of Ohio.
PUHCA...........................Public Utility Holding Company Act of 1935, as amended.
RCRA............................Resource Conservation and Recovery Act of 1976, as amended.
Rockport Plant..................A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana.
SEC.............................Securities and Exchange Commission.
Service Corporation.............American Electric Power Service Corporation, a service subsidiary of AEP.
SO(2) Allowance.................An allowance to emit one ton of sulfur dioxide granted under the Clean Air
                                   Act Amendments of 1990.
TVA ............................Tennessee Valley Authority.
VEPCo...........................Virginia Electric and Power Company, an unaffiliated utility company.
Virginia SCC....................Virginia State Corporation Commission.
West Virginia PSC...............Public Service Commission of West Virginia.
Zimmer or Zimmer Plant..........Wm. H. Zimmer Generating Station, commonly owned by CSPCo, CG&E and DP&L.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

         This report made by AEP and certain of its subsidiaries includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect assumptions and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from forward-looking statements are:

         o        Electric load and customer growth.

         o        Abnormal weather conditions.

         o        Available sources and costs of fuels.

         o        Availability of generating capacity.

         o The impact of the proposed merger with CSW, including any regulatory conditions imposed on the merger and the ability of the combined companies to realize the synergies expected as a result of the proposed combination, or the inability to consummate the merger with CSW.

         o The speed and degree to which competition is introduced to our power generation business.

         o The structure and timing of a competitive market and its impact on energy prices or fixed rates.

         o The ability to recover net regulatory assets and other stranded costs in connection with deregulation of generation.

         o        New legislation and government regulations.

         o        The ability of AEP to successfully control its costs.

         o        The success of new business ventures.

         o International developments affecting AEP's foreign investments.

         o The effects of fluctuations in foreign currency exchange rates.

         o        The economic climate and growth in AEP's service territory.

         o Unforeseen events affecting AEP's efforts to restart its nuclear generating units which are on an extended safety related shutdown.

         o The ability of AEP to challenge successfully new environmental regulations and to litigate successfully claims that AEP violated the Clean Air Act.

         o        Inflationary trends.

         o        Changes in electricity and gas market prices.

         o        Interest rates.

         o        Other risks and unforeseen events.

PART I  ========================================================================

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

         The service area of AEP's domestic electric utility subsidiaries covers portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. The generating and transmission facilities of AEP's subsidiaries are physically interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. The electric utility subsidiaries of AEP, which do business as "American Electric Power," have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers.

         At December 31, 1999, the subsidiaries of AEP had a total of 17,306 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:

        APCo (organized in Virginia in 1926) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 896,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 1999, APCo and its wholly owned subsidiaries had 3,290 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

        CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 655,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 1999, CSPCo had 1,466 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

        I&M (organized in Indiana in 1925) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 559,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 1999, I&M had 3,130 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

        KEPCo (organized in Kentucky in 1919) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 171,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 1999, KEPCo had 501 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

        Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 45,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 1999, Kingsport Power Company had 62 employees.

        OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 691,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 1999, OPCo and its wholly owned subsidiaries had 3,941 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

        Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 42,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 1999, Wheeling Power Company had 74 employees.

      Another principal electric utility subsidiary of AEP is AEGCo, which was organized in Ohio in 1982 as an electric generating company. AEGCo sells power at wholesale to I&M and KEPCo. AEGCo's agreement to sell power to VEPCo expired December 31, 1999. AEGCo has no employees.

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

CLASSES OF SERVICE

      The principal classes of service from which the domestic electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 1999 are as follows:

                                                                                                                    AEP
                                       AEGCo         APCo        CSPCo        I&M         KEPCo        OPCo      SYSTEM (a)
                                       -----         ----        -----        ---         -----        ----      ----------
                                                                          (IN THOUSANDS)
Retail
   Residential
      Without Electric Heating ....   $      0   $  232,122   $  359,319   $  263,467    $ 39,460   $  289,705   $1,205,461
      With Electric Heating .......          0      346,040      113,881      114,319      67,196      144,034      822,111
                                      --------   ----------   ----------   ----------    --------   ----------   ----------
          Total Residential .......          0      578,162      473,200      377,786     106,656      433,739    2,027,572
   Commercial .....................          0      301,325      420,612      290,833      62,641      276,539    1,390,453
   Industrial .....................          0      377,373      151,353      364,607      96,660      665,751    1,716,254
   Miscellaneous ..................          0       35,378       17,289        6,708         898        8,222       72,211
                                      --------   ----------   ----------   ----------    --------   ----------   ----------
         Total Retail .............          0    1,292,238    1,062,454    1,039,934     266,855    1,384,251    5,206,490
Wholesale (sales for resale) ......    216,959      269,368      120,374      303,533      80,455      572,136      814,190
                                      --------   ----------   ----------   ----------    --------   ----------   ----------
         Total from KWH Sales .....    216,959    1,561,606    1,182,828    1,343,467     347,310    1,956,387    6,020,680
Provision for Revenue Refunds .....          0        8,687            0       (1,143)          0            0        8,466
                                      --------   ----------   ----------   ----------    --------   ----------   ----------
         Total Net of Provision for
             Revenue Refunds ......    216,959    1,570,293    1,182,828    1,342,324     347,310    1,956,387    6,029,146
Other Operating Revenues ..........        230       80,644       47,166       51,795      26,672       82,876      285,517
                                      --------   ----------   ----------   ----------    --------   ----------   ----------
         Total Electric Operating
             Revenues .............   $217,189   $1,650,937   $1,229,994   $1,394,119    $373,982   $2,039,263   $6,314,663
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

   AEP System Power Pool

         APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with the System's generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months. In addition, since 1995, APCo, CSPCo, I&M, KEPCo and OPCo have been parties to the AEP System Interim Allowance Agreement which provides, among other things, for the transfer of SO(2) Allowances associated with transactions under the Interconnection Agreement.

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

         The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1997, 1998 and 1999:

                1997(a)            1998(a)             1999(a)
                -------            -------             -------
                                (IN THOUSANDS)
APCo.......   $(237,000)         $(142,500)         $ (89,100)
CSPCo......    (138,000)          (146,800)          (184,500)
I&M........      67,000            (86,100)           (61,700)
KEPCo......      20,000             34,000             23,700
OPCo.......     288,000            341,400            311,600

-------------------------
(a) Includes credits and charges from allowance transfers related to the transactions.

   Wholesale Sales of Power to Non-Affiliates

         AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made by the AEP System Power Pool and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements. The following table shows the net realization (revenue less operating, maintenance, fuel and federal income tax expenses) of the various companies from such sales during the years ended December 31, 1997, 1998 and 1999:

                      1997(a)         1998(a)         1999(a)
                      -------         -------         -------
                                (IN THOUSANDS)
AEGCo(b).......      $ 26,200         $ 23,500         $ 23,800
APCo(c)........        37,500           40,700           32,900
CSPCo(c).......        18,300           23,000           19,700
I&M(c)(d)......        42,400           47,800           42,300
KEPCo(c).......         7,700            8,700            7,700
OPCo(c)........        30,200           36,900           30,500
                     --------         --------         --------
Total System...      $162,300         $180,600         $156,900
                     ========         ========         ========

-----------------------

(a) Such sales do not include wholesale sales to full/partial requirement customers of AEP System companies. See the discussion below.

(b) All amounts for AEGCo are from sales made pursuant to a long-term power agreement that expired on December 31, 1999. See AEGCo--Unit Power Agreements.

(c) All amounts, except for I&M, are from System sales which are allocated among APCo, CSPCo, I&M, KEPCo and OPCo based upon member-load-ratio. All System sales made in 1997, 1998 and 1999 were made on a short-term basis, except that $25,900,000, $38,300,000 and $37,400,000, respectively, of the contribution to operating income for the total System were from long-term System sales.

(d) In addition to its allocation of System sales, the 1997, 1998 and 1999 amounts for I&M include $21,100,000, $21,800,000 and $20,800,000, respectively, from a long-term agreement to sell 250 megawatts of power scheduled to terminate in 2009.

         The AEP System has long-term system agreements to sell the following to unaffiliated utilities: (1) 205 megawatts of electric power through August 2010; and (2) 50 megawatts of electric power through August 2001.

         In June 1993, certain municipal customers of APCo filed an application with the FERC for transmission service in order to reduce by 50 megawatts the power these customers then purchased under existing Electric Service Agreements
(ESAs) and to purchase power from a third party. APCo maintains that its agreements with these customers were full-requirements contracts which precluded the customers from purchasing power from third parties until 1998. On February 10, 1994, the FERC issued an order finding that the ESAs are not full requirements contracts and that the ESAs give these municipal wholesale customers the option of substituting alternative sources of power for energy purchased from APCo. On May 24, 1994, APCo appealed the February 10, 1994 order of the FERC to the U.S. Court of Appeals for the District of Columbia Circuit. On July 1, 1994, the FERC ordered the requested transmission service and granted a complaint filed by the municipal customers directing certain modifications to the ESAs in order to accommodate their power purchases from the third party. Following FERC's denial of APCo's requests for rehearing, on December 20, 1995, APCo appealed the July 1, 1994 orders to the U.S. Court of Appeals for the District of Columbia. Effective August 1994, these municipal customers reduced their purchases by 40 megawatts. Certain of these customers further reduced their purchases by an additional 21 megawatts effective February 1996. On December 17, 1996, the U.S. Court of Appeals reversed the FERC's order directing APCo to provide transmission service and remanded the case to the FERC. On April 5, 1999, the FERC found that its previous orders did not violate the Federal Power Act. On February 29, 2000, the FERC denied APCo's request for rehearing. The customers terminated their contracts with APCo in 1998.

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

         The following table shows the net (credits) or charges allocated among the parties to the Transmission Agreement during the years ended December 31, 1997, 1998 and 1999:

                1997              1998               1999
                ----              ----               ----
                             (IN THOUSANDS)
APCo........  $  8,400          $ (2,400)         $ (8,300)
CSPCo.......    29,900            35,600            39,000
I&M.........   (46,100)          (44,100)          (43,900)
KEPCo.......    (2,700)           (6,000)           (4,300)
OPCo........    10,500            16,900            17,500

   Transmission Services for Non-Affiliates

         APCo, CSPCo, I&M, KEPCo, OPCo and other System companies also provide transmission services for non-affiliated companies. The following table shows the revenues net of federal income tax expenses of the various companies from such services during the years ended December 31, 1997, 1998 and 1999:

                       1997            1998             1999
                       ----            ----             ----
                                  (IN THOUSANDS)
APCo.............    $18,000         $ 30,600         $ 28,600
CSPCo............     10,200           18,100           18,600
I&M..............     10,500           19,200           19,800
KEPCo............      3,900            6,400            6,800
OPCo.............     27,200           42,100           38,300
                     -------         --------         --------
Total System.....    $69,800         $116,400         $112,100
                     =======         ========         ========

         The AEP System has contracts with non-affiliated companies for transmission of approximately 5,400 megawatts of electric power on an annual or longer basis.

         On April 24, 1996, the FERC issued orders 888 and 889. These orders require each public utility that owns or controls interstate transmission facilities to file an open access network and point-to-point transmission tariff that offers services comparable to the utility's own uses of its transmission system. The orders also require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the orders, the FERC issued a pro-forma tariff which reflects the Commission's views on the minimum non-price terms and conditions for non-discriminatory transmission service. In addition, the orders require all transmitting utilities to establish an Open Access Same-time Information System (OASIS) which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct which prohibit utilities' system operators from providing non-public transmission information to the utility's merchant employees. The orders also allow a utility to seek recovery of certain prudently-incurred stranded costs that result from unbundled transmission service.

         In December 1999, FERC issued Order 2000, which provides for the voluntary formation of regional transmission organizations (RTOs), entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals. The rule requires all public utilities, such as the AEP operating companies, that are members of an approved or conditionally approved transmission entity, to file by January 2001 an explanation of how that entity meets the characteristics and functions specified in the order.

         On July 9, 1996, the AEP System companies filed a tariff conforming with the FERC's pro-forma transmission tariff.

         During 1998 and 1999 AEP engaged in discussions with Consumers Energy Company, FirstEnergy Corp., Detroit Edison Company and VEPCo regarding the development of the Alliance RTO which may take the form of an independent system operator (ISO) or an independent transmission company (Transco), depending upon the occurrence of certain conditions. The Transco, if formed, would operate transmission assets that it would own, and also would operate other owners' transmission assets on a contractual basis. In 1999, these companies filed with the FERC a proposal to form the RTO. In December 1999, the FERC approved the Alliance RTO, conditioned upon certain changes to the proposal relating to governance of the RTO, resolution of intra-RTO conflicts and establishment of a rate structure. The participants are currently developing a revised proposal to respond to the concerns expressed in the FERC's order. See Competition and Business Change -- AEP Position on Competition.

OVEC

         AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio, owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 899,000 kilowatts. On March 1, 2000, it is scheduled to increase to approximately 1,249,000 kilowatts. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE in proportion to their power participation ratios, which averaged 42.1% in 1999. The power agreement with DOE terminates on December 31, 2005, subject to early termination by DOE on not less than three years notice. The power agreement among OVEC and the sponsoring companies expires by its terms on March 12, 2006.

BUCKEYE

         Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 26 of the rural electric cooperatives which operate in the State of Ohio at 324 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on July 30, 1999, was recorded at 1,251,946 kilowatts.

         In January 2000, OPCo and National Power Cooperative, Inc. (NPC), an affiliate of Buckeye, entered into an agreement, subject to specified conditions, relating to construction and operation of a 510 mw gas-fired electric generating peaking facility to be owned by NPC. From the commercial operation date (expected in early 2002) until the end of 2005, OPCo will be entitled to the power generated by the facility, and responsible for the fuel and other costs of the facility. After 2005, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the facility, and both parties will generally be responsible for the fuel and other costs of the facility. OPCo will also provide certain back-up power to NPC. AEP Resources Service Company will provide engineering, procurement and construction for the facility.

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

         On November 14, 1996, the PUCO approved (1) an interim agreement pursuant to which OPCo would continue to provide electric service to Ormet for the period December 1, 1997 through December 31, 1999 and (2) a joint petition with an electric cooperative to transfer the right to serve Ormet to the electric cooperative after December 31, 1999. As part of the territorial transfer, OPCo and Ormet entered into an agreement which contains penalties and other provisions designed to avoid having OPCo provide involuntary back-up power to Ormet. Effective January 1, 2000, OPCo transferred its obligation and right to serve Ormet to the electric cooperative. See Legal Proceedings for a discussion of litigation involving Ormet.

AEGCO

         Since its formation in 1982, AEGCo's business has consisted of the ownership and financing of its 50% interest in the Rockport Plant and, since 1989, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M, KEPCo and, through December 31, 1999, VEPCo, pursuant to unit power agreements. Pursuant to these unit power agreements, AEGCo is entitled to recover its full cost of service from the purchasers and will be entitled to recover future increases in such costs, including increases in fuel and capital costs. See Unit Power Agreements. Pursuant to a capital funds agreement, AEP has agreed to provide cash capital contributions, or in certain circumstances subordinated loans, to AEGCo, to the extent necessary to enable AEGCo, among other things, to provide its proportionate share of funds required to permit continuation of the commercial operation of the Rockport Plant and to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party. See Capital Funds Agreement.

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

         A unit power agreement among AEGCo, I&M, VEPCo, and APCo provided for, among other things, the sale of 70% of the power and energy available to AEGCo from Unit 1 of the Rockport Plant to VEPCo by AEGCo from January 1, 1987 through December 31, 1999. VEPCo agreed to pay to AEGCo in consideration for the right to receive such power those amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. With the expiration of the VEPCo agreement on December 31, 1999, I&M increased its purchases of energy from AEGCo to 910 megawatts of Rockport capacity. Approximately 30% of AEGCo's operating revenue in 1999 was derived from its sales to VEPCo.

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

INDUSTRY PROBLEMS

         The electric utility industry, including the operating subsidiaries of AEP, has encountered at various times in the last 15 years significant problems in a number of areas, including: delays in and limitations on the recovery of fuel costs from customers; proposed legislation, initiative measures and other actions designed to prohibit construction and operation of certain types of power plants and transmission lines under certain conditions and to eliminate or reduce the extent of the coverage of fuel adjustment clauses; inadequate rate increases and delays in obtaining rate increases; jurisdictional disputes with state public utilities commissions regarding the interstate operations of integrated electric systems; requirements for additional expenditures for pollution control facilities; increased capital and operating costs; construction delays due, among other factors, to pollution control and environmental considerations and to material, equipment and fuel shortages; the economic effects on net income (which when combined with other factors may be immediate and adverse) associated with placing large generating units and related facilities in commercial operation, including the commencement at that time of substantial charges for depreciation, taxes, maintenance and other operating expenses, and the cessation of AFUDC with respect to such units; uncertainties as to conservation efforts by customers and the effects of such efforts on load growth; depressed economic conditions in certain regions of the United States; increasingly competitive conditions in the wholesale and retail markets; availability of capacity; proposals to deregulate certain portions of the industry and revise the rules and responsibilities under which new generating capacity is supplied; and substantial increases in construction costs and difficulties in financing due to high costs of capital, uncertain capital markets and shortages of cash for construction and other purposes.

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

COMPETITION AND BUSINESS CHANGE

   General

         The public utility subsidiaries of AEP, like many other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. Proposals are being made and legislation has been enacted in Ohio and Virginia that would also require electric utilities to sell distribution services separately. These measures generally allow competition in the generation and sale of electric power, but not in its transmission and distribution.

         Competition in the generation and sale of electric power will require resolution of complex issues, including who will pay for the unused generating plant of, and other stranded costs incurred by, the utility when a customer stops buying power from the utility; will all customers have access to the benefits of competition; how will the rules of competition be established; what will happen to conservation and other regulatory-imposed programs; how will the reliability of the transmission system be ensured; and how will the utility's obligation to serve be changed. As a result, it is not clear how or when competition in generation and sale of electric power will be instituted. However, as competition in generation and sale of electric power is instituted, the public utility subsidiaries of AEP believe that they have a favorable competitive position because of their relatively low costs. If stranded costs are not recovered from customers, however, the public utility subsidiaries of AEP, like all electric utilities, will be required by existing accounting standards to recognize any stranded investment losses.

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

         The legislatures and/or the regulatory commissions in many states, including some in AEP's service territory, are considering or have adopted "retail customer choice" which, in general terms, means the transmission by an electric utility of electric power generated by an entity of the customer's choice over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from another electric utility, an independent power producer or an intermediary, such as a power marketer. Although AEP's power generation would have competitors under some of these proposals, its transmission and distribution would not. If competition develops in retail power generation, the public utility subsidiaries of AEP believe that they should have a favorable competitive position because of their relatively low costs.

         Federal: Legislation to provide for retail competition among electric energy suppliers has been introduced in both the U.S. Senate and House of Representatives.

         Indiana: In January 2000, Senate Bill 450 was introduced in the Indiana Senate on behalf of a group of industrial customers. The bill would have allowed retail electric customers to choose their electricity supply companies. The bill was not reported out of committee prior to legislative adjournment. AEP continues to work with other utilities in Indiana to develop a consensus on customer-choice legislation that can be enacted into law in Indiana. The outcome of this effort is uncertain.

         Kentucky: During the 1998 Regular Session of the Kentucky legislature, the Electric Utility Restructuring Task Force was established by resolution. The final report of the Task Force issued in December 1999 recommended that, during the 2000 General Assembly, the legislature should not take any action to restructure the electric utility industry and the legislature should reauthorize the Task Force. It is unlikely that comprehensive restructuring legislation will be introduced in Kentucky until the 2002 General Assembly.

         The KPSC on February 18, 2000, issued an order stating its intent to promulgate regulations governing cost allocation for affiliate transactions and a code of conduct. There may be legislative action in the 2000 General Assembly to codify some or all of the concepts outlined by the KPSC order.

         The KPSC Chairwoman leads 23 state public utility commissions in a coalition entitled Low Cost States Initiative. The coalition's stated purpose is to ensure that the U.S. Congress gives equal consideration to the issues facing low-cost states. The coalition is focusing on the following five issues:

         o        A National Voice.

         o        Low Rates.

         o        Rural Electricity Rates.

         o        Stranded Costs and Benefits.

         o        Economic Development.

         Michigan: In June 1995, the MPSC issued an order approving an experimental five-year retail wheeling program and ordered Consumers Energy Company (Consumers) and Detroit Edison Company (Detroit Edison), unaffiliated utilities, to make retail delivery services available to a group of industrial customers, in the amount of 60 megawatts and 90 megawatts, respectively. The experiment, which commences when each utility needs new capacity, seeks to determine whether a retail wheeling program best serves the public interest. During the experiment, the MPSC will collect information regarding the effects of retail wheeling. Consumers, Detroit Edison and other parties appealed the MPSC's order to the Michigan Supreme Court and in June 1999 the Supreme Court ruled that the MPSC lacks the authority to mandate retail wheeling programs, but does have the authority to set transmission rates for wheeled power if a utility voluntarily chooses to offer direct retail access service. In response to the court ruling, Consumers and Detroit Edison committed to participate voluntarily in the MPSC's restructuring program described below.

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

      In January 2000, Senate Bill 937 was introduced in the Michigan Senate, which is an attempt to codify the MPSC's restructuring orders with certain other modifications. The bill provides for:

         o        Phase-in period to begin June 1, 2000.

         o Three-year rate freeze for customers who choose to remain with their incumbent utility.

         o Recovery of stranded costs during a transition period extending through 2007.

Ohio: In October 1999, electric utility restructuring legislation (Am. Sub. S.B. No. 3) was enacted into law. The law provides for:

         o        Effective January 1, 2001:

                  o        Customer choice of electricity supplier.

                  o Residential rate reduction of 5% for the generation portion of rates.

                  o        Freezing of generation rates, including fuel.

         o        PUCO Authorization:

                  o To address certain major transition issues, including the unbundling of rates and recovery of transition costs. Transition costs can include regulatory assets, stranded costs such as the impairment of generating assets, employee severance and retraining costs, consumer education and other costs. Stranded generation costs are those costs of generation above the market price for electricity that potentially would not be recoverable in a competitive market.

                  o To approve a transition plan for each electric utility company with a deadline of no later than October 31, 2000 for those approvals.

CSPCo and OPCo filed their transition plans with the PUCO on December 30, 1999. Their plans included the following:

         o Rate unbundling plan, including tariff terms and conditions necessary for restructuring.

         o        Corporate separation plan.

         o        Application for transition revenues.

         o        Plan for independent operation of transmission facilities.

         o        Other components for the implementation of restructuring.

         Virginia: In March 1999, the Virginia Electric Utility Industry Restructuring Act and related tax legislation were enacted into law. The restructuring law requires Virginia utilities to join or establish a regional transmission entity by January 2001, to which such utilities shall transfer the management and control of their transmission systems. The law provides for a transition to retail customer choice from January 1, 2002 through January 1, 2004. The Virginia SCC can delay or accelerate the implementation of choice based on considerations of reliability, safety, communications or market power, but in no event shall any delay extend the implementation of customer choice beyond January 1, 2005. With limited exceptions, the generation of electricity will no longer be subject to regulation.

      The law provides for capped rates, effective January 1, 2001, for a period of time ending as late as July 1, 2007. The capped rates may be terminated after January 1, 2004, upon petition of the Virginia SCC by the utility and a finding by the Virginia SCC that an effective competitive market exists. If capped rates continue beyond January 1, 2004, the law provides for a one-time change in the non-generation components of such rates upon approval by the Virginia SCC. The Virginia SCC also may adjust the capped rates in connection with the utility's recovery of fuel costs, changes in taxation by Virginia, and any financial distress of the utility beyond the utility's control.

         The restructuring law provides for recovery of just and reasonable net stranded costs to the extent that such costs exceed zero in total value for any incumbent electric utility through either capped rates or the imposition of a wires charge upon customers who may depart the incumbent in favor of an alternative supplier prior to the termination of the rate cap.

         A ten-member legislative task force, to serve from July 1, 1999 through July 1, 2005, will monitor the work of the Virginia SCC in implementing the law and review related matters. The task force will report annually to the Governor and legislature.

         The tax law provides for replacement of gross receipts and certain other taxes by (i) a consumption tax levied upon customers on the basis of kilowatt-hour usage and (ii) a state corporate net income tax. The intention of the tax law is to achieve approximate revenue neutrality for Virginia.

         West Virginia: On January 28, 2000, the West Virginia PSC issued an order approving an electricity restructuring plan for West Virginia that was supported by a broad range of interested parties, including AEP. Among other provisions, the restructuring plan provides for:

         o Customer choice to begin on January 1, 2001, or at a later date set by the West Virginia PSC after all necessary rules are in place (the "starting date").

         o Deregulation of generation assets occurring on the starting date.

         o A transition period of up to 13 years, during which an incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a West Virginia PSC-sponsored bidding process.

                  o Default rates for residential and small commercial customers are capped for four years after the starting date, and then increased at pre- defined levels for the next nine years.

                  o Default rates for industrial and large commercial customers are discounted by 1% for 4.5 years, beginning July 1, 2000, and then increased at pre-defined levels for an additional three years.

         o Metering and billing are deregulated for industrial and large commercial customers on the starting date; metering and billing are deregulated for residential and small commercial customers no later than four years after the starting date.

         On March 11, 2000, the West Virginia legislature approved the restructuring plan by joint resolution. The joint resolution provides that the West Virginia PSC cannot implement the plan until the legislature makes necessary tax law changes to preserve revenues of state and local governments.

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

NEW BUSINESS DEVELOPMENT

         AEP has expanded its business to non-regulated energy activities through several subsidiaries, including AEP Energy Services, Inc. (AEPES), AEP Resources, Inc. (Resources), AEP Pro Serv, Inc. (formerly AEP Resources Service Company) (Pro Serv) and AEP Communications, LLC (AEP Communications).

   AEPES

         AEPES markets and trades natural gas and provides gas storage and transportation services.

   Resources

         Resources' primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other energy-related domestic and international investment opportunities and projects. Resources has business development offices in London, Beijing, Singapore, Sydney, Washington and Houston.

         Resources and another AEP subsidiary have a 50% interest in Yorkshire Electric Group plc (Yorkshire Electricity) with an indirect wholly-owned subsidiary of New Century Energies, Inc. Yorkshire Electricity is a United Kingdom independent regional electricity company. It is principally engaged in the supply and distribution of electricity. Yorkshire Electricity has two million distribution customers in its authorized service territory which is comprised of 3,860 square miles and located centrally in the east coast of England.

         Resources also indirectly owns CitiPower Pty., an electric distribution and retail sales company in Victoria, Australia. CitiPower serves approximately 250,000 customers in the city of Melbourne. With about 3,100 miles of distribution lines in a service area that covers approximately 100 square miles, CitiPower distributes about 4,800 gigawatt-hours annually.

         Resources' indirect subsidiary, AEP Pushan Power LDC, has a 70% interest in Nanyang General Light Electric Co., Ltd. (Nanyang Electric), a joint venture organized to develop and build two 125 megawatt coal-fired generating units near Nanyang City in the Henan Province of The Peoples Republic of China. Nanyang Electric was established in 1996 by AEP Pushan Power LDC, Henan Electric Power Development Co. (15% interest) and Nanyang City Hengsheng Energy Development Company Limited (formerly Nanyang Municipal Finance Development Co.) (15% interest). Unit 1 went into service in February 1999 and Unit 2 went into service in June

1999. Resources' share of the total cost of the project of $185,000,000 was approximately $110,000,000.

         In December 1999, Resources contributed $47,000,000 to acquire a 50% interest in the Bajio power project in Mexico. The Bajio project is a 600 megawatt natural gas-fired, combined cycle plant and related assets located approximately 160 miles from Mexico City. Bechtel Power Corporation, an affiliate of Resources' partner (InterGen), will build the facility, which is estimated to cost $430,000,000. Approximately 80% of the project costs will be provided by third party debt, some of which will be supported by letters of credit issued on behalf of Resources. The facility will be operated and managed by one or more companies jointly owned by Resources and InterGen. Bajio has a 25-year contract to sell 495 megawatts of the plant's output to Mexico's federally owned electric system; the remainder is expected to be sold to industrial customers in the region. Construction is expected to be completed in the fall of 2001.

         Resources, through AEP Resources Australia Pty., Ltd., a special purpose subsidiary of Resources, owns a 20% interest in Pacific Hydro Limited. Pacific Hydro is principally engaged in the development and operation of, and ownership of interests in, hydroelectric facilities in the Asia Pacific region. Currently, Pacific Hydro has interests in six hydroelectric units that operate or are under construction in Australia and the Philippines. The hydroelectric facilities in which Pacific Hydro had interests as of December 31, 1999 (including those under construction) had total design capacity of approximately 163 megawatts.

         Resources owns midstream gas assets, including:

         o        A 2,000-mile intrastate pipeline system in Louisiana.

         o        Four natural gas processing plants that straddle the pipeline.

         o A ten billion cubic foot underground natural gas storage facility directly connected to the Henry Hub, the most active gas trading area in North America.

         The pipeline and storage facilities are interconnected to 15 interstate and 23 intrastate pipelines.

   Pro Serv

         Pro Serv offers engineering, construction, project management and other consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.

   AEP Communications

         AEP Communications markets energy information, wireless tower infrastructure and fiber optic services. In 1998, AEP Communications launched Datapult(SM), a portfolio of energy information data and analysis tools designed to help customers identify energy- and cost-saving opportunities. AEP Communications also is expanding its fiber optic network and marketing dedicated telecommunications bandwidth to other carriers.

   SEC Limitations

         AEP has received approval from the SEC under PUHCA to issue and sell securities in an amount up to 100% of its average quarterly consolidated retained earnings balance (such average balance was approximately $1.7 billion for the twelve months ended December 31, 1999) for investment in exempt wholesale generators and foreign utility companies. Resources expects to continue its pursuit of new and existing energy generation and delivery projects worldwide.

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

         Consummation of the merger is subject to certain conditions, including the receipt of required regulatory approvals. Assuming the receipt of all required approvals, completion of the merger is anticipated to occur in the second quarter of 2000.

         The merger agreement has been extended for six months until June 30, 2000 by both AEP's and CSW's boards of directors. Should the merger approval process extend beyond June, either AEP or CSW could terminate the merger agreement.

         On March 15, 2000, the FERC conditionally approved the merger. Conditions placed on the merger include:

         o Transfer operational control of AEP's east and west transmission systems to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001. See Transmission Services for Non-Affiliates.

         o Two interim transmission-related mitigation measures consisting of market monitoring and independent calculation and posting of available transmission capacity to monitor the operation of AEP's east transmission system.

         o Divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in the Southwest Power Pool (SPP) and 250 MW of capacity in the Electric Reliability Council of Texas (ERCOT). The FERC will require AEP and CSW to divest their entire ownership interest in the generating facilities that are to be divested. Alternatively, AEP and CSW may choose to divest the same or greater amount of capacity from different generating plants in their entirety. However, such generating plants must be of similar cost, operation and location characteristics as the generating plants AEP and CSW originally proposed.

         o AEP and CSW must complete divestiture of the ERCOT capacity by March 15, 2001 and divestiture of the SPP capacity by July 1, 2002.

         The FERC found that certain energy sales of SPP and ERCOT capacity would be reasonable and effective interim mitigation measures until completion of the required SPP and ERCOT divestitures. The FERC will require the proposed interim energy sales to be in effect when the merger is consummated.

         AEP and CSW must notify the FERC by March 30, 2000 whether they accept the condition that they transfer operational control of their transmission facilities to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001 and the condition requiring the interim mitigation sales measures. If AEP and CSW accept the conditions, then AEP and CSW must make a compliance filing at least 60 days prior to consummation of the merger describing their plan to implement the interim mitigation measures. AEP and CSW intend to make this compliance filing on such date to permit completion of the merger in the second quarter of 2000. AEP and CSW believe they can address the conditions.

         CSW is a global, diversified public utility holding company based in Dallas, Texas. CSW owns four domestic electric utility subsidiaries serving 1.8 million customers in portions of the states of Texas, Oklahoma, Louisiana and Arkansas and a regional electricity company in the United Kingdom. CSW also owns other international energy operations and non-regulated subsidiaries involved in energy-related investments, energy efficiency services and financial transactions.

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

         Committed or anticipated capability changes to the AEP System's generation resources include:

         o Purchase from an independent power producer's hydro project with an expected capacity value of 28 megawatts, commencing January 1, 2001.

         o Expiration of the Rockport Unit 2 sale of 250 megawatts to Carolina Power & Light Company, an unaffiliated company, on December 31, 2009.

         Apart from these changes and temporary power purchases that can be arranged, there are no specific commitments for additions of new generation resources on the AEP System. In this regard, the most recent resource plan filed by AEP's electric utility subsidiaries with various state commissions indicates no need for new generation resources until about the year 2005. When the time for commitment to additional generation resources approaches, all means for adding such resources, including self-build and external resource options, will be considered. However, given the restructuring that is expected to take place in the industry, the extent of the need of AEP's operating companies for any additional generation resources in the foreseeable future is highly uncertain.

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

         By Hearing Examiner's Ruling of September 22, 1998, the proceeding was continued and APCo was directed to study the first phase of the alternative project, involving a line running from Wyoming Station in West Virginia to APCo's existing Jacksons Ferry Station in Virginia or any point on the Jacksons Ferry-Cloverdale 765kV transmission line. APCo estimates that the Wyoming-Jacksons Ferry line would be between 82-100 miles in length, including 32 miles in West Virginia previously certified. The Hearing Examiner also ordered APCo and the Virginia SCC Staff to provide at the evidentiary hearing information on generation alternatives, specifically natural gas generation, to APCo's proposed transmission line. APCo filed its study in May 1999, identifying the Jacksons Ferry Project as an alternative project to Cloverdale. A hearing was to have begun in November 1999, but this has been delayed to May 1, 2000.

         If the Virginia SCC grants a certificate for the Wyoming-Jacksons Ferry line, APCo will have to amend its certificate from West Virginia.

         Proposed Completion Schedule: If the Virginia SCC and West Virginia PSC issue the required certificates, APCo will cooperate with the Forest Service to complete the EIS process and obtain the federal permits. Management estimates that neither project can be completed before the summer of 2004. However, given the findings in the Draft EIS, APCo cannot presently predict the schedule for completion of the state and federal permitting process.

   Construction Expenditures

         The following table shows the construction expenditures by AEGCo, APCo, CSPCo, I&M, KEPCo, OPCo and the AEP System and their respective consolidated subsidiaries during 1997, 1998 and 1999 and their current estimate of 2000 construction expenditures, in each case including AFUDC but excluding nuclear fuel and other assets acquired under leases.

                           1997             1998             1999             2000
                          ACTUAL           ACTUAL           ACTUAL          ESTIMATE
                          ------           ------           ------          --------
                                                (IN THOUSANDS)
AEP System (a)..         $762,000         $792,100         $866,900         $893,900
   AEGCo .......            3,900            6,600            8,300            4,200
   APCo ........          218,100          204,900          211,400          218,500
   CSPCo .......          108,900          115,300          115,300          136,100
   I&M .........          123,400          148,900          165,300          126,100
   KEPCo .......           66,700           43,800           44,300           33,200
   OPCo ........          172,700          185,200          193,900          233,600

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

         Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1997, 1998 and 1999 and the current estimate for 2000 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.

                        1997            1998            1999             2000
                       ACTUAL          ACTUAL          ACTUAL          ESTIMATE
                       ------          ------          ------          --------
                                                (IN THOUSANDS)
AEGCo ...........     $     0         $   800         $     8         $      0
APCo ............       9,100          25,000          24,500           19,314
CSPCo ...........       1,300           5,300          10,600           13,154
I&M .............         100          13,000           4,500              731
KEPCo ...........       1,300           4,600           1,900              313
OPCo ............      11,800          27,100          37,400           70,888
                      -------         -------         -------         --------
   AEP System....     $23,600         $75,800         $78,908         $104,400
                      =======         =======         =======         ========

FINANCING

         It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available internally generated funds by initially issuing unsecured short-term debt, principally commercial paper and bank loans, at times up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and cash capital contributions by AEP. It has been the practice of AEP, in turn, to finance cash capital contributions to the common stock equities of its subsidiaries by issuing unsecured short-term debt, principally commercial paper, and then to sell additional shares of Common Stock of AEP for the purpose of retiring the short-term debt previously incurred. In 1999, AEP issued approximately 2,287,000 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan and Employees Savings Plan. Although prevailing interest costs of short-term bank debt and commercial paper generally have been lower than prevailing interest costs of long-term debt securities, whenever interest costs of short-term debt exceed costs of long-term debt, the companies might be adversely affected by reliance on the use of short-term debt to finance their construction and other capital requirements.

         During the period 1997-1999, net external funds from financings and capital contributions by AEP amounted, with respect to APCo, I&M, KEPCo and OPCo, to approximately 48%, 80%, 71% and 20%, respectively, of the aggregate construction expenditures shown above. During this same period, the amount of funds used to retire long-term and short-term debt and preferred stock of AEGCo and CSPCo exceeded the amount of funds from financings and capital contributions by AEP.

         The ability of AEP's regulated subsidiaries to issue short-term debt is limited by regulatory restrictions and, in the case of some of the operating subsidiaries, by provisions contained in certain debt and other instruments. The approximate amounts of short-term debt which the companies estimate that they were permitted to issue under the most restrictive such restriction, at January 1, 2000, and the respective amounts of short-term debt outstanding on that date, on a corporate basis, are shown in the following tabulation:


                                                                                       TOTAL AEP
     SHORT-TERM DEBT       AEP     AEGCO     APCO    CSPCO     I&M     KEPCO     OPCO   SYSTEM(a)
     ---------------       ---     -----     ----    -----     ---     -----     ----   ---------
                                                       (IN MILLIONS)
Amount authorized .......  $500     $ 80     $325     $350     $500     $150     $450     $2,415
                           ====     ====     ====     ====     ====     ====     ====     ======
Amount outstanding:
      Notes payable .....  $ --     $ 25     $ --     $ --     $ --     $ --     $  5     $  208
      Commercial paper...    57       --      123       46      224       40      190        680
                           ----     ----     ----     ----     ----     ----     ----     ------
                           $ 57     $ 25     $123     $ 46     $224     $ 40     $195     $  888
                           ====     ====     ====     ====     ====     ====     ====     ======

-----------------------
(a)      Includes short-term debt of other subsidiaries not shown.

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

         AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as unsecured debt, leasing arrangements, including the leasing of utility assets, coal mining and transportation equipment and facilities and nuclear fuel. Pollution control revenue bonds have been used in the past and may be used in the future in connection with the construction of pollution control facilities; however, Federal tax law has limited the utilization of this type of financing except for purposes of certain financing of solid waste disposal facilities and of certain refunding of outstanding pollution control revenue bonds issued before August 16, 1986.

         New projects undertaken by Resources and its subsidiaries are generally financed through equity funds provided by AEP, non-recourse debt incurred on a project-specific basis, debt issued by Resources or through a combination thereof. See New Business Development and Item 7 for additional information concerning Resources and its subsidiaries.

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

         AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System. In addition, current rate regulation may, and in the case of Ohio and Virginia will, be subject to significant revision. See Competition and Business Change.

      APCo

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

         APCo made the refund with interest as ordered in the amount of $49,628,000.

         West Virginia: In May 1999, APCo filed with the West Virginia PSC for a base rate increase of $50,000,000 annually and a reduction in Expanded Net Energy Cost (ENEC) rates of $38,000,000 annually. On February 7, 2000, APCo and other parties to the proceeding filed for approval a Joint Stipulation and Agreement for Settlement with the West Virginia PSC that provides for, among other things:

         o No change in either base or ENEC rates after January 1, 2000 from those that expired on December 31, 1999 that were part of a prior West Virginia PSC-approved settlement.

         o Annual ENEC recovery proceedings are suspended and deferral accounting for over- or under-recovery is discontinued effective January 1, 2000.

         o The net cumulative deferred ENEC recovery balance as established by the prior West Virginia PSC order, which is $66,000,000 at December 31, 1999, shall remain as a regulatory liability until generation is deregulated.

         o APCo's share of any net savings from the pending merger between AEP and Central and South West Corporation prior to December 31, 2004 shall be retained by APCo.

   CSPCo

         Zimmer Plant: The Zimmer Plant was placed in commercial operation as a 1,300-megawatt coal-fired plant on March 30, 1991. CSPCo owns 25.4% of the Zimmer Plant with the remainder owned by two unaffiliated companies, CG&E (46.5%) and DP&L (28.1%).

         From the in-service date of March 1991 until rates went into effect in May 1992, deferred carrying charges of $43,000,000 were recorded on the Zimmer Plant investment. Recovery of the deferred carrying charges is being sought under the transition charge provision of the Ohio electric utility restructuring law discussed in Competition and Business Change--Ohio.

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

         As a result of the Ohio electric utility restructuring law discussed in Competition and Business Change--Ohio, beginning in 2001, fuel adjustment proceedings in Ohio cease, thus ending the recovery mechanism in the 1992 and 1995 agreements and specifically ceasing the escalation feature of the Gavin cap. Therefore, OPCo must now rely on the transition charge for recovery of the deferred fuel cost regulatory asset balance after December 31, 2000.

         The Muskingum mine, which supplied coal to the Muskingum River Plant Units 1-4, ceased operation in October 1999 with the exception of a limited amount of economically viable coal production ancillary to the reclamation activities. The Windsor mine, which supplies Cardinal Plant Unit 1, is scheduled to close in April 2000. The Meigs mine is scheduled to close in December 2001. These mines are closing, in part, as a result of compliance with the Phase II requirements of the Clean Air Act Amendments of 1990 (see Environmental and Other Matters -- Air Pollution Control -- Acid Rain). Unless future shutdown costs and/or the cost of coal production of OPCo's Muskingum, Windsor and Meigs mines, including amounts deferred, can be recovered, AEP's and OPCo's results of operations would be adversely affected.

FUEL SUPPLY

         The following table shows the sources of power generated by the AEP
System:

                              1995   1996   1997    1998   1999
                              ----   ----   ----    ----   ----
Coal.......................    88%    87%    92%     99%    99%
Nuclear....................    11%    12%     7%      0%     0%
Hydroelectric and other....     1%     1%     1%      1%     1%

         Variations in the generation of nuclear power are primarily related to refueling outages and, for 1997 through 1999, the shutdown of the Cook Plant to respond to issues raised by the NRC. See Cook Nuclear Plant -- Cook Plant Shutdown.

   Coal

         The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II begins in 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters -- Air Pollution Control -- Acid Rain for the current compliance plan.

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

         The mining of coal reserves is subject to Federal requirements with respect to the development and operation of coal mines, and to state and Federal regulations relating to land reclamation and environmental protection, including Federal strip mining legislation enacted in August 1977. Continual evaluation and study is given to possible divestiture of coal properties in light of Federal and state environmental and mining laws and regulations.

         Western coal purchased by System companies is transported by rail to an affiliated terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP lease approximately 4,055 coal hopper cars to be used in unit train movements, as well as 15 towboats, 451 jumbo barges and 145 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various other locations.

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

                                                                      1995        1996        1997       1998       1999
                                                                      ----        ----        ----       ----       ----
Total coal delivered to
   AEP operated plants (thousands of tons).......................  46,867       51,030     54,292      54,004     54,306
Sources (percentage):
   Subsidiaries..................................................     14%          13%        14%         14%        11%
   Long-term contracts...........................................     75%          71%        66%         66%        64%
   Spot or short-term purchases..................................     11%          16%        20%         20%        24%
Average price per ton of spot-purchased coal.....................  $25.15       $23.85     $24.38      $25.05     $27.18

      The average cost of coal consumed during the past five years by all AEP System companies, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo is shown in the following tables:

                                                                    1995          1996       1997         1998       1999
                                                                    ----          ----       ----         ----       ----
                                                                                         DOLLARS PER TON
                                                                                         ---------------
AEP System Companies...........................................    $ 32.52      $ 31.70     $ 31.77      $ 32.60    $ 32.94
   AEGCo.......................................................      18.80        18.22       19.30        19.37      20.79
   APCo........................................................      38.86        37.60       36.09        34.81      33.29
   CSPCo.......................................................      33.23        31.70       31.69        31.63      29.94
   I&M.........................................................      23.25        22.99       23.68        22.61      24.54
   KEPCo.......................................................      26.91        27.25       26.76        27.42      26.76
   OPCo........................................................      37.58        35.96       36.00        38.94      40.56

                                                                                     CENTS PER MILLION BTU'S
                                                                                     -----------------------
AEP System Companies...........................................     145.26       140.48      140.23       143.51     143.07
   AEGCo.......................................................     112.87       109.25      115.21       112.63     116.90
   APCo........................................................     156.96       152.54      146.54       141.76     135.40
   CSPCo.......................................................     140.79       134.60      134.44       134.15     127.42
   I&M.........................................................     125.50       121.16      123.36       118.02     121.90
   KEPCo.......................................................     114.77       114.42      110.37       112.15     109.91
   OPCo........................................................     157.62       151.55      151.66       164.44     169.23

         The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 1999, the System's coal inventory was approximately 50 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

         The following tabulation shows the total consumption during 1999 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 1999 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.

                                                                                                    AVERAGE SULFUR CONTENT
                                                                       ESTIMATED REQUIRE-             OF DELIVERED COAL
                                              TOTAL CONSUMPTION       MENTS FOR REMAINDER       -----------------------------
                                                 DURING 1999            OF USEFUL LIVES                      POUNDS OF SO(2)
                                           (IN THOUSANDS OF TONS)    (IN MILLIONS OF TONS)      BY WEIGHT   PER MILLION BTU'S
                                           ----------------------    ---------------------      ---------   -----------------
AEGCo (a)...............................             4,510                     225               0.3%            0.7
APCo....................................            12,206                     432               0.8%            1.3
CSPCo...................................             5,849(b)                   234(b)           2.7%            4.5
I&M (c).................................             6,948                     254               0.6%            1.2
KEPCo...................................             3,099                      93               1.1%            1.8
OPCo....................................            19,088                     623               2.1%            3.6

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

         The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.8% during 1999, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

         CSPCo: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 3,150,000 tons per year through 2001. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

         I&M: I&M has two coal supply agreements with unaffiliated suppliers pursuant to which the suppliers are delivering low sulfur coal from surface mines in Wyoming, principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. One contract with remaining deliveries of 46,510,000 tons expires on

December 31, 2014 and another contract with remaining deliveries of 32,175,000 tons expires on December 31, 2004.

         All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

         KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 2,300,000 tons of coal in 2000. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

         OPCo: The coal consumed at OPCo's generating plants is obtained from both affiliated and unaffiliated suppliers. The coal obtained from unaffiliated suppliers is purchased under long-term contracts and/or on a spot purchase basis.

         OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio containing approximately 184,000,000 tons of clean recoverable coal and ranging in sulfur content between 3.4% and 4.5% sulfur by weight (weighted average, 3.8%), which reserves are presently being mined. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%). Recovery of this coal would require substantial development.

         OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 100,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 4.0% sulfur by weight (weighted average, 2.1%) of which approximately 23,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

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

         o        Disposition of spent fuel.

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

   Nuclear Waste and Decommissioning

         The Nuclear Waste Policy Act of 1982, as amended, establishes Federal responsibility for the permanent off-site disposal of spent nuclear fuel and high-level radioactive waste. Disposal costs are paid by fees assessed against owners of nuclear plants and deposited into the Nuclear Waste Fund created by the Act. In 1983, I&M entered into a contract with DOE for the disposal of spent nuclear fuel. Under terms of the contract, for the disposal of nuclear fuel consumed after April 6, 1983 by I&M's Cook Plant, I&M is paying to the fund a fee of one mill per kilowatt-hour, which I&M is currently recovering from customers. For the disposal of nuclear fuel consumed prior to April 7, 1983, I&M must pay the U.S. Treasury a fee estimated at approximately $72,000,000, exclusive of interest of $127,000,000 at December 31, 1999. The aggregate amount has been recorded as long-term debt. Because of the current uncertainties surrounding DOE's program to provide for permanent disposal of spent nuclear fuel, I&M has not yet paid any of the pre-April 1983 fee. At December 31, 1999, funds collected from customers to pay the pre-April 1983 fee and accrued interest approximated the long-term liability. In November 1996, the IURC and MPSC issued orders approving flexible funding procedures in which any excess funds collected for pre-April 7, 1983 spent nuclear fuel disposal would be deposited into I&M's nuclear decommissioning trust funds.

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

         In December 1996, I&M received a letter from DOE advising that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel and high level radioactive waste for disposal in a repository or interim storage facility by January 31, 1998. On January 31, 1997, in anticipation of DOE's breach of their statutory and contractual obligations, I&M along with 35 unaffiliated utilities and 33 states filed joint petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court permit the utilities to suspend further payments into the nuclear waste fund, authorize escrow of the payments, and order further action on the part of DOE to meet its obligations under the NWPA. On November 12, 1997, the Court of Appeals issued a decision granting in part and denying in part the utilities' request for relief. The court ordered DOE to proceed with contractual remedies and to refrain from concluding that DOE's delay is unavoidable due to the lack of a repository or the lack of interim storage authority. The court, however, declined to order DOE to begin disposing of fuel. On January 31, 1998, the deadline for DOE's performance, the DOE failed to begin disposing of the utilities' spent nuclear fuel. DOE estimates its planned site for spent nuclear fuel will not be ready until at least 2010.

         On June 8, 1998, I&M filed a complaint in the U.S. Court of Federal Claims seeking damages in excess of $150,000,000 due to the U.S. Department of Energy's partial material breach of its unconditional contractual deadline to begin disposing of spent nuclear fuel and high level nuclear waste generated by the Cook Nuclear Plant. Similar lawsuits have been filed by other utilities. On April 6, 1999, the court granted DOE's motion to dismiss a lawsuit file by an unaffiliated utility. On May 20, 1999, the other utility appealed this decision to the U.S. Court of Appeals for the Federal Circuit. I&M's case has been stayed pending final resolution of the other utility's appeal.

         Studies completed in 1997 estimate decommissioning and low-level radioactive waste disposal costs for the Cook Plant to range from $700,000,000 to $1.152 billion in 1997 nondiscounted dollars. The wide range is caused by variables in assumptions, including the estimated length of time spent nuclear fuel must be stored at the Cook Plant subsequent to ceasing operations, which depends on future developments in the federal government's spent nuclear fuel disposal program. Continued delays in the federal fuel disposal program can result in increased decommissioning costs. I&M is recovering decommissioning costs in its three rate-making jurisdictions based on at least the lower end of the range in the most recent respective decommissioning study available at the time of the rate proceeding (the study range utilized in the Indiana rate case, I&M's primary jurisdiction, was $588,000,000 to $1.102 billion in 1991 dollars). I&M records decommissioning costs in other operation expense and records a noncurrent liability equal to the decommissioning cost recovered in rates which was $28,000,000 in 1999, $29,000,000 in 1998, and
$28,000,000 in 1997. At December 31, 1999 and 1998, I&M had recognized a decommissioning liability of $501,000,000 and $446,000,000, respectively. I&M will continue to reevaluate periodically the cost of decommissioning and to seek regulatory approval to revise its rates as necessary.

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

         Low-Level Waste: The Low-Level Waste Policy Act of 1980 (LLWPA) mandates that the responsibility for the disposal of low-level waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. To facilitate this approach, the LLWPA authorized states to enter into regional compacts for low-level waste disposal subject to Congressional approval. The LLWPA also specified that, beginning in 1986, approved compacts may prohibit the importation of low-level waste from other regions, thereby providing a strong incentive for states to enter into compacts. Michigan, the state where the Cook Plant is located, was a member of the Midwest Compact, but its membership was revoked in 1991. As a result, Michigan is responsible for developing a disposal site for the low-level waste generated in Michigan.

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

   Energy Policy Act -- Nuclear Fees

         The Energy Policy Act of 1992 (Energy Act), contains a provision to fund the decontamination and decommissioning of uranium enrichment facilities formerly owned by DOE. Funding is to be provided from a combination of sources including assessments against electric utilities which purchased enrichment services from DOE facilities. I&M's remaining estimated liability is $32,000,000, subject to inflation adjustments, and is payable in annual assessments over the next seven years. I&M recorded a regulatory asset concurrent with the recording of the liability. The payments are being recorded and recovered as fuel expense over a 15-year period ending in 2007.

         I&M has joined with 25 other utility plaintiffs in filing a complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the annual decontamination and decommissioning assessments are unconstitutional. I&M's claims for refund of previously paid assessments remain pending in the U.S. Court of Federal Claims. I&M is seeking to stay the Court of Federal Claims action pending the outcome of the District Court action.

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

         It is expected that costs related to environmental requirements will eventually be reflected in the rates of AEP's electric utility subsidiaries and that AEP's electric utility subsidiaries will be able to provide for required environmental controls. However, some customers may curtail or cease operations as a consequence of higher energy costs. There can be no assurance that all such costs will be recovered. Moreover, legislation recently adopted by certain states and proposed at the state and federal level governing restructuring of the electric utility industry may also affect the recovery of certain costs. See Competition and Business Change.

         Except as noted herein, AEP's subsidiaries that own or operate generating, transmission and distribution facilities are in substantial compliance with pollution control laws and regulations.

   Air Pollution Control

         For the AEP System, compliance with the Clean Air Act (CAA) is requiring substantial expenditures that generally are being recovered through increases in the rates of AEP's operating subsidiaries. However, there can be no assurance that all such costs will be recovered. See Construction Program -- Construction Expenditures.

         Acid Rain: The Acid Rain Program (Title IV) of the Clean Air Act Amendments of 1990 (CAAA) created an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of sulfur dioxide (SO(2)), measured in tons per year, on an aggregate basis. There are two phases of SO(2) control under the Acid Rain Program. Phase I, effective January 1, 1995, required SO(2) emission reductions from certain units that emitted SO(2) above a rate of 2.5 pounds per million Btu heat input in 1985.

         Phase II, which affects all fossil fuel-fired steam generating units with capacity greater than 25 megawatts imposes more stringent SO(2) emission control requirements beginning January 1, 2000. If a unit emitted SO(2) in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the Phase II allowance allocation is premised upon an emission rate of 1.2 pounds at 1985 utilization levels.

         In addition to regulating SO(2) emissions, Title IV of the CAAA regulates emissions of nitrogen oxides (NOx). Federal EPA has promulgated NOx emission limitations for all boiler types in the AEP System at levels significantly below original design. All emission limitations were to be achieved by January 1, 2000 on a unit-by-unit or System-wide average basis.

         Title I National Ambient Air Quality Standards Attainment: The CAA contains additional provisions, other than the Acid Rain Program, which could require reductions in emissions of NOx and other pollutants from fossil fuel-fired power plants. See NOx SIP Call and Section 126 Petitions below.

         In July 1997, Federal EPA revised the ozone and particulate matter National Ambient Air Quality Standards (NAAQS), creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter (PM(2.5)). Both of these new standards have the potential to affect adversely the operation of AEP System generating units. In May 1999, the U.S.

Court of Appeals for the District of Columbia Circuit remanded the ozone and PM(2.5) NAAQS to Federal EPA. Following denial of a request for rehearing and rehearing en banc by the Circuit Court, Federal EPA and several others filed petitions for a writ of certiorari with the U.S. Supreme Court on January 27, 2000.

         In September 1998, Federal EPA issued revisions to the New Source Performance Standards applicable to new and modified fossil fuel-fired power plants. The emission limit is set at a level which will require the use of post combustion control equipment. The final rule effectively requires selective catalytic reduction or comparable technology to control NOx emissions from new or modified coal-fired boilers. On September 21, 1999, the U.S. Court of Appeals for the District of Columbia Circuit vacated the standard with respect to modified sources. On December 21, 1999, the court issued an opinion upholding the standard as it applies to new sources.

         NOx SIP Call: On October 27, 1998, Federal EPA published in the Federal Register a final rule (NOx transport SIP call or NOx SIP Call) concluding that certain State Implementation Plans are deficient because they allow NOx emissions that contribute excessively to ozone non-attainment in downwind states. Federal EPA's NOx transport SIP call establishes state-by-state NOx emission budgets for the five-month ozone season to be met beginning May 1, 2003. The NOx budgets apply to 22 eastern states and the District of Columbia and are premised mainly on the assumption of controlling power plant NOx emissions projected for the year 2007 to 0.15 lb. per million Btu (approximately 85% below 1990 levels), although the reductions could be substantially greater for certain State Implementation Plans. The NOx transport SIP call purported to implement both the new eight-hour ozone standard and the one-hour ozone standard. Federal EPA subsequently stayed its reliance on the eight-hour standard for purposes of the NOx SIP Call. The SIP call was accompanied by a proposed Federal Implementation Plan, which could be implemented in any state that fails to submit an approvable SIP by September 1999. The NOx reductions called for by Federal EPA are targeted at coal-fired electric utilities and may adversely impact the ability of electric utilities to obtain new and modified source permits or to operate affected facilities without making significant capital expenditures. In October 1998, the AEP System operating companies joined with certain other utilities seeking a review of the final NOx SIP Call rule in the U.S. Court of Appeals for the District of Columbia Circuit.

         In May 1999, the court issued a stay of the September 1999 SIP submittal date. On March 3, 2000, the court issued a decision upholding the major provisions of the NOx SIP Call rule. The court did not take any action to lift the stay of the SIP submittal date.

         Preliminary estimates indicate that compliance with the revised NOx SIP Call rule could result in required capital expenditures as follows:

                                          (IN MILLIONS)
   AEP System..........................      $1,600
      AEGCo............................         125
      APCo.............................         365
      CSPCo............................         136
      I&M..............................         202
      KEPCo............................         106
      OPCo.............................         624

Compliance costs cannot be estimated with certainty and the actual costs incurred to comply could be significantly different from this preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates and/or reflected in the future market price of electricity if generation is deregulated, they could have a material adverse effect on results of operations, cash flows and possibly financial condition.

         Section 126 Petitions: In August 1997, eight northeastern states (Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and Vermont) filed petitions with Federal EPA under Section 126 of the CAA, claiming that NOx emissions from certain named sources in midwestern states, including all the coal-fired plants of AEP's operating subsidiaries, prevent those states from attaining the ozone NAAQS. Among other things, the petitioners generally seek NOx emission reductions 85% below 1990 levels from the utility sources in midwestern states, as in the NOx SIP Call. On May 25, 1999, Federal EPA published in the Federal Register a final rule, which granted certain of these petitions. On January 18, 2000, Federal EPA revised and limited the rule to implementation of the one-hour ozone standard. The revised rule imposes reduction requirements comparable to the NOx SIP Call beginning May 1, 2003 for most of AEP's coal fired generating units. Certain AEP System companies and other utilities appealed the revised rule to the U.S. Court of Appeals for the District of Columbia Circuit on January 18, 2000.

         In 1999, Delaware, the District of Columbia, Maryland and New Jersey filed additional Section 126 petitions seeking similar relief. No action has yet been taken on those petitions.

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

         In addition, Federal EPA is required to study the deposition of hazardous pollutants in the Great Lakes, the Chesapeake Bay, Lake Champlain, and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations to prevent serious adverse effects to public health and serious or widespread environmental effects. In 1998, Federal EPA determined that the CAA, including the provisions discussed in the paragraph above, is adequate to address any adverse public health or environmental effects associated with the atmospheric deposition of hazardous air pollutants in the Great Lakes.

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

         Permitting and Enforcement: The CAAA expanded the enforcement authority of the federal government by:

         o Increasing the range of civil and criminal penalties for violations of the CAA and enhancing administrative civil provisions.

         o Imposing a national operating permit system, emission fee program and enhanced monitoring, recordkeeping and reporting requirements.

         Section 103 of the Comprehensive Environmental Response, Compensation, and Liability Act and Section 304 of the Emergency Planning and Community Right-to-Know Act require notification to state and federal authorities of releases of reportable quantities (RQs) of hazardous and extremely hazardous substances. A number of these substances are emitted by AEP's power plants and other sources. Until recently, emissions of these substances, whether expressly limited in a permit or otherwise subject to federal review or waiver (e.g., mercury), were deemed "federally permitted releases" which did not require emergency notification. On December 21, 1999, Federal EPA published interim guidance in the Federal Register, which provides that any hazardous substance or extremely hazardous substance not expressly and individually limited in a permit that is emitted at levels above an RQ must be reported. Specifically, constituents of regulated pollutants (e.g., metals contained in particulate matter) are not deemed to be federally permitted. Recognizing that this interim guidance would cause sources to reevaluate their air releases, Federal EPA issued a memorandum on

February 15, 2000 announcing its decision to exercise enforcement discretion for facilities that failed to report air releases prior to December 21, 1999. AEP is reevaluating its air releases and will provide supplemental information as appropriate.

         Global Climate Change: In December 1997, delegates from 167 nations, including the United States, agreed to a treaty, known as the "Kyoto Protocol," establishing legally-binding emission reductions for gases suspected of causing climate change. If the U.S. becomes a party to the treaty it will be bound to reduce emissions of carbon dioxide (CO(2)), methane and nitrous oxides by 7% below 1990 levels and emissions of hydrofluorcarbons, perfluorocarbons and sulfur hexafluoride 7% below 1995 levels in the years 2008-2012. The Protocol was available for signature from March 16, 1998 to March 15, 1999 and requires ratification by at least 55 nations that account for at least 55% of developed countries' 1990 emissions of CO(2) to enter into force.

         Although the United States has agreed to the treaty and signed it on November 12, 1998, President Clinton has indicated that he will not submit the treaty to the Senate for ratification until it contains requirements for "meaningful participation by key developing countries" and the rules, procedures, methodology and guidelines of the treaty's market-based policy instruments, joint implementation programs and compliance enforcement provisions have been negotiated. At the Fourth Conference of the Parties, held in Buenos Aires, Argentina, in November 1998, the parties agreed to a work plan to complete negotiations on outstanding issues with a view toward approving them at the Sixth Conference of the Parties to be held in November 2000.

         Since the AEP System is a significant emitter of carbon dioxide, its results of operations, cash flows and financial condition could be adversely affected by the imposition of limitations on CO(2) emissions if compliance costs cannot be fully recovered from customers. In addition, any such severe program to reduce CO(2) emissions could impose substantial costs on industry and society and erode the economic base that AEP's operations serve. However, it is management's belief that the Kyoto Protocol is highly unlikely to be ratified or implemented in the U. S.

         West Virginia SO(2) Limits: West Virginia promulgated SO(2) limitations, which Federal EPA approved in February 1978. The emission limitations for the Mitchell Plant have been approved by Federal EPA for primary ambient air quality (health-related) standards only. West Virginia is obligated to reanalyze SO(2) emission limits for the Mitchell Plant with respect to secondary ambient air quality (welfare-related) standards. Because the CAA provides no specific deadline for approval of emission limits to achieve secondary ambient air quality standards, it is not certain when Federal EPA will take dispositive action regarding the Mitchell Plant.

         On August 4, 1994, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable SO(2) emission limit. On May 20, 1996, the Notice of Violation and an enforcement action subsequently filed by Federal EPA were resolved through the entry of a consent decree in the U.S. District Court for the Northern District of West Virginia. As of December 31, 1999, Kammer Plant had achieved compliance with an SO(2) emission limit of 2.7 lb. mm/Btu design heat input, pursuant to the provisions of the consent decree and the federally approved West Virginia State Implementation Plan.

         Short Term SO(2) Limits: On January 2, 1997, Federal EPA proposed a new intervention level program under the authority of Section 303 of the CAA to address five minute peak SO(2) concentrations believed to pose a health risk to certain segments of the population. The proposal establishes a "concern" level and an "endangerment" level. States must investigate exceedances of the concern level and decide whether to take corrective action. If the endangerment level is exceeded, the state must take action to reduce SO(2) levels. The effects of this proposed intervention program on AEP operations cannot be predicted at this time.

         Regional Haze: On July 1, 1999, Federal EPA finalized rules to regulate regional haze attributable to anthropogenic emissions. The primary goal of the new regional haze program is to address visibility impairment in and around "Class I" protected areas, such as national parks and wilderness areas. Because regional haze precursor emissions are believed by Federal EPA to travel long distances, Federal EPA proposes to regulate such precursor emissions in every state. Under the proposal, each state must develop a regional haze control program that imposes controls necessary to steadily reduce visibility impairment in Class I areas on the worst days and that ensures that visibility remains good on the best days.

         The AEP System is a significant emitter of fine particulate matter and its precursors that could be linked to the creation of regional haze. Federal EPA's regional haze rule may have an adverse financial impact on AEP as it may trigger the requirement to install costly new pollution control devices to control emissions of fine particulate matter and its precursors (including SO(2) and NOx). The actual impact of the regional haze regulations cannot be determined at this time. AEP System operating companies and other utilities filed a petition seeking a review of the regional haze rule in the U.S. Court of Appeals for the District of Columbia Circuit on August 30, 1999.

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

         New Source Review Litigation: In February 1999, Federal EPA (Regions III and V) issued a request under Section 114 of the CAA seeking documents and information regarding capital and maintenance expenditures at AEP's Cardinal, Gavin, Mitchell, Muskingum River and Sporn plants. Federal EPA conducted a review of the accounting records of AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo in the summer of 1998. Federal EPA subsequently issued Section 114 requests for Amos, Clinch River, Conesville, Kammer, Kanawha River and Tanners Creek plants. On November 3, 1999, the Department of Justice (DOJ), on Federal EPA's behalf, filed a complaint in the U.S. District Court for the Southern District of Ohio that alleges AEP made modifications to generating units at certain of its coal-fired generating plants over the course of the past 25 years that extend unit operating lives or restore or increase unit generating capacity without a preconstruction permit in violation of the CAA. The complaint named Cardinal, Mitchell, Muskingum River, Sporn and Tanners Creek plants. Federal EPA also issued Notices of Violation to AEP alleging similar violations at certain other AEP plants.

         A number of unaffiliated utilities (one of which operates a unit which AEP owns a portion of) also received Notices of Violation, complaints or administrative orders. One of the unaffiliated utilities, Tampa Electric Company, has settled its litigation with the federal government.

         The court has granted the states of Connecticut, New Jersey and New York leave to intervene in Federal EPA's action against AEP under the CAA. On March 17, 2000, the states of Maryland, Massachusetts, New Hampshire, Rhode Island and Vermont petitioned the court for leave to intervene in Federal EPA's action. AEP has not opposed these intervention requests and believes the court will grant them. On November 18, 1999, a number of environmental groups filed a lawsuit against power plants owned by AEP alleging similar violations to those in the Federal EPA complaint and Notices of Violation.

         On March 1, 2000, DOJ filed an amended complaint that added allegations for certain of the AEP plants previously named in the complaint as well as counts for Amos, Clinch River, Conesville, Kammer and Kanawha River plants. The plants included in the amended complaint are named by the environmental groups plaintiff and, along with

Gavin, are also named by the intervenor states. In addition to the allegations regarding New Source Review and New Source Performance Standard violations, DOJ included allegations regarding visible particulate emission violations for Cardinal and Muskingum River plants in connection with Notices of Violation issued by Region V, Federal EPA, on November 30, 1999.

         The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

         In the event AEP does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed could materially adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, wires charges and future market prices for energy.

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

         All System generating plants are operating with NPDES permits. Under Federal EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits that expire in 2000.

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

         Section 316(b) of the Clean Water Act requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. Under a court established schedule, Federal EPA is required to develop regulations defining adverse impacts and BTA by August 2001. As part of the rulemaking, Federal EPA has issued questionnaires to electric generating power plants, including AEP System plants, requesting information on impingement and entrainment of aquatic organisms from existing plant cooling water intakes. Federal EPA's rulemaking could result in a definition of BTA that would require retrofitting of certain plant intake structures. Such changes would involve costs for AEP System companies, but the significance of these costs cannot be determined at this time.

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

         In March 1995, Federal EPA finalized a set of rules that establish minimum water quality standards, anti-degradation policies and implementation procedures for more stringently controlling releases of toxic pollutants into the Great Lakes system. This regulatory package is called the Great Lakes Water Quality Initiative (GLWQI). The most direct compliance cost impact could be related to I&M's Cook Plant. Based on Federal EPA's current policy on intake credits and site specific variables and Michigan's implementation strategy, management does not presently expect the GLWQI will have a significant adverse impact on Cook Plant operations. If Indiana and Ohio eventually adopt the GLWQI criteria for statewide application, AEP System plants located in those states could be adversely affected, although the significance depends on the implementation strategy of those states.

         Oil Pollution Act: The Oil Pollution Act of 1990 (OPA) defines certain facilities that, due to oil storage volume and location, could reasonably be expected to cause significant and substantial harm to the environment by discharging oil. Such facilities must operate under approved spill response plans and implement spill response training and drill programs. OPA imposes substantial penalties for failure to comply. AEP companies with oil handling and storage facilities meeting the OPA criteria have in place required response plans, training and drill programs.

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

         CERCLA, RCRA and similar state laws provide governmental agencies with the authority to require clean-up of hazardous waste sites and releases of hazardous substances into the environment and to seek compensation for damages to natural resources. Since liability under CERCLA is strict, joint and several, and can be applied retroactively, AEP System companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result. OPCo is the only AEP System company which is a defendant in a cost-recovery lawsuit related to clean-up liability at a Federal EPA-identified CERCLA site. OPCo settled its alleged liability at this site under terms of a consent decree and is awaiting formal dismissal from the case.

         AEP System companies are identified as Potentially Responsible Parties
(PRPs) for four additional federal sites, including CSPCo at two sites and I&M at two sites. Management's present estimates do not anticipate material clean-up costs for identified sites for which AEP subsidiaries have been declared PRPs or are defendants in CERCLA cost recovery litigation. However, if for reasons not currently identified significant costs are incurred for clean-up, future results of operations and possibly financial condition could be adversely affected unless the costs can be recovered through rates.

         Regulations issued by Federal EPA under the Toxic Substances Control Act govern the use, distribution and disposal of PCBs, including PCBs in electrical equipment. Deadlines for removing certain PCB-containing electrical equipment from service have been met.

         In addition to handling hazardous substances, the System companies generate solid waste associated with the combustion of coal, the vast majority of which is fly ash, bottom ash and flue gas desulfurization wastes. These wastes presently are considered to be non-hazardous under RCRA and applicable state law and the wastes are treated and disposed of in surface impoundments or landfills in accordance with state permits or authorization or are beneficially utilized. As required by RCRA, Federal EPA evaluated whether high volume coal combustion wastes (such as fly ash, bottom ash and flue gas desulfurization wastes) should be regulated as hazardous waste. In August 1993, Federal EPA issued a regulatory determination that such high volume coal combustion wastes should not be regulated as hazardous waste. For low volume coal combustion wastes, such as metal and boiler cleaning wastes, which are traditionally co-managed with high volume wastes, Federal EPA will gather additional information and make a regulatory determination by April 2000. Until that time, these low volume wastes are provisionally excluded from regulation under the hazardous waste provisions of RCRA when mixed with and co-managed with high volume coal combustion wastes. If Federal EPA determines that certain low volume coal combustion wastes should be subject to RCRA Subtitle C hazardous waste regulations, AEP System companies may incur additional waste management expenses. The significance of these costs cannot be determined at this time.

         All presently generated hazardous waste is being disposed of at permitted off-site facilities in compliance with applicable federal and state laws and regulations. For System facilities that generate such wastes, System companies have filed the requisite notices and are complying with RCRA and applicable state regulations for generators. Nuclear waste produced at the Cook Plant regulated under the Atomic Energy Act is excluded from regulation under RCRA.

         Underground Storage Tanks: Federal EPA's technical requirements for underground storage tanks containing petroleum required retrofitting or replacement of an appreciable number of tanks. Compliance costs for tank replacement were not significant. Some limited site remediation associated with tank removal is ongoing, but these costs are not expected to be significant.

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

         The Energy Policy Act of 1992 established a coordinated Federal EMF research program which ended in 1998. The program funding was $65,000,000, half of which was provided by private parties including utilities. AEP contributed over $400,000 to this program. In 1999, the National Institute of Environmental Health Sciences (NIEHS), as required by the Act, provided a report to Congress summarizing the results of this program. The report concluded that "the probability that ...EMF is truly a health hazard is currently small" and that the evidence that exists for health effects is "insufficient to warrant aggressive regulatory actions." Nevertheless, the NIEHS identified several areas where further research might be warranted. AEP has supported EMF research through the years and continues to fund the Electric Power Research Institute's EMF research program, contributing over $400,000 to this program in 1999 and intending to contribute a similar amount in 2000. See Research and Development.

         AEP's participation in these programs is a continuation of its efforts to monitor and support further research and to communicate with its customers and employees about this issue. Residential customers of AEP are provided information and field measurements on request, although there is no scientific basis for interpreting such measurements.

         A number of lawsuits based on EMF-related grounds have been filed against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. On March 23, 1998 the court ruled that the plaintiffs failed to prove that I&M caused any of the injuries claimed by the plaintiffs. This part of the trial court's decision was upheld on appeal. Certain issues unrelated to health effects are pending at the trial court. No specific amount has been requested for damages in this case and no trial date has been set.

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

         AEP System operating companies are members of the Electric Power Research Institute (EPRI), an organization founded in 1973 that manages research and development initiatives, primarily on behalf of the U.S. electric utility industry. These initiatives include technical programs to improve power production, delivery and use. EPRI's more than 700 members represent over 90% of the kilowatt sales in the U.S., but also include competitive power producers, international organizations and others. Total AEP dues to EPRI were $14,000,000 for 1999, $15,400,000 for 1998 and $15,300,000 for 1997.

         Total research and development expenditures by AEP and its subsidiaries, including EPRI dues, were approximately $17,000,000 for the year ended December 31, 1999, $24,100,000 for the year ended December 31, 1998 and $23,600,000 for the year ended December 31, 1997. This includes expenditures of $700,000 for 1999, $3,300,000 for 1998 and $4,600,000 for 1997 related to pressurized fluidized-bed combustion, a process in which sulfur is removed during coal combustion and nitrogen oxide formation is minimized.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------

         At December 31, 1999, subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                                                                NET KILOWATT
       OWNER, PLANT TYPE AND NAME                 LOCATION (NEAR)                 CAPABILITY
       --------------------------                 ---------------                 ----------
AEP GENERATING COMPANY:
Steam -- Coal-Fired:
      Rockport Plant (AEGCo share)                Rockport, Indiana               1,300,000(a)
                                                                                 ----------
APPALACHIAN POWER COMPANY:
Steam -- Coal-Fired:
      John E. Amos, Units 1 & 2                   St. Albans, West Virginia       1,600,000
      John E. Amos, Unit 3 (APCo share)           St. Albans, West Virginia         433,000(b)
      Clinch River                                Carbo, Virginia                   705,000
      Glen Lyn                                    Glen Lyn, Virginia                335,000
      Kanawha River                               Glasgow, West Virginia            400,000
      Mountaineer                                 New Haven, West Virginia        1,300,000
      Philip Sporn, Units 1 & 3                   New Haven, West Virginia          308,000
Hydroelectric -- Conventional:
      Buck                                        Ivanhoe, Virginia                  10,000
      Byllesby                                    Byllesby, Virginia                 20,000
      Claytor                                     Radford, Virginia                  76,000
      Leesville                                   Leesville, Virginia                40,000
      London                                      Montgomery, West Virginia          16,000
      Marmet                                      Marmet, West Virginia              16,000
      Niagara                                     Roanoke, Virginia                   3,000
      Reusens                                     Lynchburg, Virginia                12,000
      Winfield                                    Winfield, West Virginia            19,000
Hydroelectric -- Pumped Storage:
      Smith Mountain                              Penhook, Virginia                 565,000
                                                                                 ----------
                                                                                  5,858,000
                                                                                 ----------
COLUMBUS SOUTHERN POWER COMPANY:
Steam -- Coal-Fired:
      Beckjord, Unit 6                            New Richmond, Ohio                 53,000(c)
      Conesville, Units 1-3, 5 & 6                Coshocton, Ohio                 1,165,000
      Conesville, Unit 4                          Coshocton, Ohio                   339,000(c)
      Picway, Unit 5                              Columbus, Ohio                    100,000
      Stuart, Units 1-4                           Aberdeen, Ohio                    608,000(c)
      Zimmer                                      Moscow, Ohio                      330,000(c)
                                                                                 ----------
                                                                                  2,595,000
                                                                                 ----------
INDIANA MICHIGAN POWER COMPANY:
Steam -- Coal-Fired:
      Rockport Plant (I&M share)                  Rockport, Indiana               1,300,000(a)
      Tanners Creek                               Lawrenceburg, Indiana             995,000
Steam -- Nuclear:

                                                                                NET KILOWATT
       OWNER, PLANT TYPE AND NAME                 LOCATION (NEAR)                 CAPABILITY
       --------------------------                 ---------------                 ----------
      Donald C. Cook                              Bridgman, Michigan              2,110,000
Gas Turbine:
      Fourth Street                               Fort Wayne, Indiana                18,000(d)
Hydroelectric -- Conventional
      Berrien Springs                             Berrien Springs, Michigan           3,000
      Buchanan                                    Buchanan, Michigan                  2,000
      Constantine                                 Constantine, Michigan               1,000
      Elkhart                                     Elkhart, Indiana                    1,000
      Mottville                                   Mottville, Michigan                 1,000
      Twin Branch                                 Mishawaka, Indiana                  3,000
                                                                                 ----------
                                                                                  4,434,000
                                                                                 ----------
KENTUCKY POWER COMPANY:
Steam -- Coal-Fired:
      Big Sandy                                   Louisa, Kentucky                1,060,000
                                                                                 ----------
OHIO POWER COMPANY:
Steam-- Coal-Fired:
      John E. Amos, Unit 3 (OPCo share)           St. Albans, West Virginia         867,000(b)
      Cardinal, Unit 1                            Brilliant, Ohio                   600,000
      General James M. Gavin                      Cheshire, Ohio                  2,600,000(e)
      Kammer                                      Captina, West Virginia            630,000
      Mitchell                                    Captina, West Virginia          1,600,000
      Muskingum River                             Beverly, Ohio                   1,425,000
      Philip Sporn, Units 2, 4 & 5                New Haven, West Virginia          742,000
Hydroelectric-- Conventional:
      Racine                                      Racine, Ohio                       48,000
                                                                                 ----------
                                                                                  8,512,000
                                                                                 ----------
                                                  Total Generating Capability    23,759,000
                                                                                 ==========
SUMMARY:
Total Steam--
      Coal-Fired.............................................................    20,795,000
      Nuclear................................................................     2,110,000
Total Hydroelectric--
      Conventional...........................................................       271,000
      Pumped Storage.........................................................       565,000
      Other..................................................................        18,000
                                                                                 ----------

                                    Total Generating Capability..............    23,759,000
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

         The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System, APCo,

CSPCo, I&M, KEPCo and OPCo and that portion of the total representing 765,000-volt lines:

                               TOTAL OVERHEAD
                              CIRCUIT MILES OF
                               TRANSMISSION AND      CIRCUIT MILES OF
                              DISTRIBUTION LINES    765,000-VOLT LINES
                              ------------------    ------------------
AEP System (a)..............        129,106(b)             2,022
   APCo.....................         50,008                  642
   CSPCo (a)................         14,947                   --
   I&M......................         20,938                  614
   KEPCo....................         10,352                  258
   OPCo ....................         29,756                  509

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

PEAK DEMAND

         The AEP System is interconnected through 121 high-voltage transmission interconnections with 25 neighboring electric utility systems. The all-time and 1999 one-hour peak System demands were 25,940,000 and 23,392,000 kilowatts, respectively (which included 7,314,000 and 3,408,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the System might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and June 10, 1999, respectively. The net dependable capacity to serve the System load on such date, including power available under contractual obligations, was 23,457,000 and 23,919,000 kilowatts, respectively. The all-time and 1999 one-hour internal peak demands were 19,557,000 and 19,952,000 kilowatts, respectively, and occurred on February 5, 1996 and July 30, 1999, respectively. The net dependable capacity to serve the System load on such date, including power dedicated under contractual arrangements, was 23,765,000 and 23,829,000 kilowatts, respectively. The all-time one-hour integrated and internal net system peak demands and 1999 peak demands for AEP's generating subsidiaries are shown in the following tabulation:

ALL-TIME ONE-HOUR INTEGRATED       1999 ONE-HOUR INTEGRATED
   NET SYSTEM PEAK DEMAND           NET SYSTEM PEAK DEMAND
------------------------------     --------------------------
                        (IN THOUSANDS)
           NUMBER OF                  NUMBER OF
           KILOWATTS       DATE       KILOWATTS       DATE
           -----------     ------     -----------    -------
APCo.......  8,303   January 17, 1997  6,676   January 5, 1999
CSPCo......  4,172   June 17, 1994     4,139   July 30, 1999
I&M........  5,027   June 17, 1994     4,798   June 10, 1999
KEPCo......  1,711   January 17, 1997  1,561   January 5, 1999
OPCo.......  7,291   June 17, 1994     6,626   June 8, 1999

ALL-TIME ONE-HOUR INTEGRATED       1999 ONE-HOUR INTEGRATED
  NET INTERNAL PEAK DEMAND         NET INTERNAL PEAK DEMAND
------------------------------     --------------------------
                       (IN THOUSANDS)
           NUMBER OF                  NUMBER OF
           KILOWATTS       DATE       KILOWATTS       DATE
           -----------     ------     -----------    -------
APCo ......  6,908   February 5, 1996  6,070   January 5, 1999
CSPCo......  3,804   July 30, 1999     3,804   July 30, 1999
I&M........  4,127   July 30, 1999     4,127   July 30, 1999
KEPCo.....   1,558   January 27, 2000  1,432   January 5, 1999
OPCo.......  5,705   June 11, 1999     5,705   June 11, 1999

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

COOK NUCLEAR PLANT

         Unit 1 of the Cook Plant, which was placed in commercial operation in 1975, has a nominal net electric rating of 1,020,000 kilowatts. Unit 1's availability factor was -0-% during 1999 and -0-% during 1998. Unit 2, of slightly different design, has a nominal net electrical rating of 1,090,000 kilowatts and was placed in commercial operation in 1978. Unit 2's availability factor was -0-% during 1999 and -0-% during 1998. The Cook Plant was shut down in September 1997 to respond to issues raised regarding the operability of certain safety systems. See Cook Plant Shutdown.

         Units 1 and 2 are licensed by the NRC to operate at 100% of rated thermal power to October 25, 2014 and December 23, 2017, respectively. However, for economic or other reasons, operation of the Cook Plant for the full term of its operating licenses cannot be assured.

         Costs associated with the operation, maintenance and retirement of nuclear plants continue to be of greater significance and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. I&M may also incur costs and experience reduced output at its Cook Plant because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. Nuclear industry-wide and Cook Plant initiatives have contributed to slowing the growth of operating and maintenance costs. However, the ability of I&M to obtain adequate and timely recovery of costs associated with the Cook Plant, including replacement power, any unamortized investment at the end of the Cook Plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. See Competition and Business Change.

   Cook Plant Shutdown

         On September 9 and 10, 1997, during a NRC architect engineer design inspection, questions regarding the operability of certain safety systems caused AEP operations personnel to shut down Units 1 and 2 of the Cook Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring AEP to address the issues identified in the letter.

         In April 1998 the NRC notified I&M that it had convened a Restart Panel for Cook Plant. In July 1998 the NRC provided a list of the required restart activities and in October the NRC expanded the list. In order to identify and resolve the issues necessary to restart the Cook units, AEP has been meeting with the Panel on a regular basis until the units are returned to service.

         The NRC notified I&M, in a February 2, 2000, letter, that the Confirmatory Action Letter has been closed. Closing of the Confirmatory Action Letter is one of the key approvals needed for restart of the Cook Plant.

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

         Unit 2 of the Cook Plant is scheduled to restart in April 2000. Unit 1 is currently undergoing steam generator replacement, but restart work has begun and will accelerate following Unit 2 start-up. Unit 1 restart is scheduled for September 2000. Any issues or difficulties encountered in the testing of equipment as part of the restart process could delay the scheduled restart dates. When maintenance and other activities required for restart are complete, AEP will seek concurrence from the NRC to return the Cook Plant to service.

         Costs associated with the steam generator replacement for Unit 1 are estimated to be approximately $165,000,000, which will be accounted for as a capital investment unrelated to the restart. At December 31, 1999, $119,000,000 has been spent on the steam generator replacement.

         The cost of electricity supplied to retail customers has increased due to the outage of the Cook Plant because higher cost coal-fired generation and coal-based purchased power has been substituted for the unavailable lower cost nuclear generation. With regulator approvals, actual replacement energy fuel costs that exceeded the costs reflected in billings were recorded as a regulatory asset under the Indiana and Michigan retail jurisdictional fuel cost recovery mechanisms.

         Indiana Settlement: On March 30, 1999, the IURC approved a settlement agreement resolving all matters related to the recovery of replacement energy costs due to the extended Cook Plant outage. The settlement agreement provided for, among other things:

         o Acredit of $55,000,000, including interest, to Indiana retail customers that was refunded through customer bills during the months of July, August and September 1999. The credit returned to customers Cook replacement fuel costs previously recovered.

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

         Michigan Settlement: On December 16, 1999, the MPSC approved a settlement agreement for two open Michigan power supply cost recovery reconciliation cases that resolves all issues related to the Cook Plant extended outage. The settlement agreement provides for the following:

         o Limits I&M's ability to increase base rates and freezes the power supply cost recovery factor for five years.

         o Permits the deferral of up to $50,000,000 in 1999 of jurisdictional non-fuel restart nuclear operation and maintenance expenses.

         o Authorizes the amortization of power supply cost recovery revenues accrued from September 9, 1997 to December 31, 1999 and non-fuel nuclear operation and maintenance cost deferrals over a five-year period ending December 31, 2003.

         Expenses to restart the Cook units are estimated to total approximately $574,000,000. Through December 31, 1999, $373,000,000 has been spent. The costs of the Cook outage and restart efforts will have a material adverse effect on future results of operations and possibly financial condition through 2003 and on cash flows through 2000. If the Cook units are not returned to service as scheduled, their continued outage would make the adverse effect greater on future results of operations, cash flows and financial condition.

   Nuclear Incident Liability

         The Price-Anderson Act limits public liability for a nuclear incident at any licensed reactor in the

United States to $9.9 billion. I&M has insurance coverage for liability from a nuclear incident at its Cook Plant. Such coverage is provided through a combination of private liability insurance, with the maximum amount available of $200,000,000, and mandatory participation for the remainder of the $9.9 billion liability, in an industry retrospective deferred premium plan which would, in case of a nuclear incident, assess all licensees of nuclear plants in the U.S. Under the deferred premium plan, I&M could be assessed up to $176,000,000 payable in annual installments of $20,000,000 in the event of a nuclear incident at Cook or any other nuclear plant in the U.S. There is no limit on the number of incidents for which I&M could be assessed these sums.

         I&M also has property damage, decontamination and decommissioning insurance for loss resulting from damage to the Cook Plant facilities in the amount of $2.75 billion. Coverage is provided by Energy Insurance Bermuda (EIB) and Nuclear Electric Insurance Limited (NEIL). If EIB's and NEIL's losses exceed their available resources, I&M would be subject to a total retrospective premium assessment of up to $16,704,380. NRC regulations require that, in the event of an accident, whenever the estimated costs of reactor stabilization and site decontamination exceed $100,000,000, the insurance proceeds must be used, first, to return the reactor to, and maintain it in, a safe and stable condition and, second, to decontaminate the reactor and reactor station site in accordance with a plan approved by the NRC. The insurers then would indemnify I&M for decommissioning costs in excess of funds already collected for decommissioning and for property damage up to $3.0 billion less any amounts used for stabilization and decontamination. See Fuel Supply -- Nuclear Waste.

         The NEIL extra-expense programs provide insurance to cover extra costs resulting from a prolonged accidental outage of a nuclear unit. I&M's policy insures against such increased costs up to approximately $3,500,000 per week (starting 12 weeks after the outage) for 52 weeks and $2,800,000 per week for the next 110 weeks, or 80% of those amounts per unit if both units are down for the same reason. If NEIL's losses exceed its available resources, I&M would be subject to a total retrospective premium assessment of up to $5,485,760.

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

Item 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         On February 28, 1994, Ormet Corporation filed a complaint in the U.S. District Court, Northern District of West Virginia, against AEP, OPCo, the Service Corporation and two of its employees, Federal EPA and the Administrator of Federal EPA. Ormet is the operator of a major aluminum reduction plant in Ohio and was a customer of OPCo until December 31, 1999. See Certain Industrial Customers. Pursuant to the Clean Air Act Amendments of 1990, OPCo received SO2 Allowances for its Kammer Plant. See Environmental and Other Matters. Ormet's complaint sought a declaration that it is the owner of approximately 89% of the Phase I and Phase II SO2 allowances issued for use by the Kammer Plant. In March 1995, the District Court dismissed the complaint for lack of jurisdiction and, in October 1996, the U.S. Court of Appeals for the Fourth Circuit reversed this decision. In March 1999, the District Court granted the motion of OPCo and the Service Corporation for summary judgment and dismissed the case. Ormet filed an appeal in the U.S. Court of Appeals for the Fourth Circuit in March 1999. On November 30, 1999, the court held oral argument.

                            -------------------------

         The Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns requested a ruling from their National Office that certain interest deductions claimed by AEP relating to its corporate owned life insurance (COLI) program should not be allowed. As a result of a suit filed in U.S. District Court (discussed below) this request for ruling was withdrawn by the IRS agents. Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions for taxable years 1991-96. A disallowance of the COLI interest deductions through December 31, 1999 would reduce earnings (including interest) as follows:

                                    (in millions)
AEP System........................      $317
   APCo...........................        79
   CSPCo..........................        43
   I&M............................        66
   KEPCo..........................         8
   OPCo...........................       118

         AEP made payments of taxes and interest attributable to COLI interest deductions for taxable years 1991-98 to avoid the potential assessment by the IRS of any additional above- market rate interest on the contested amount. The payments to the IRS are included on the consolidated balance sheet in other assets pending the resolution of this matter. AEP is seeking refund through litigation of all amounts paid plus interest.

         In order to resolve this issue, AEP filed suit against the U.S. in the U.S. District Court for the Southern District of Ohio in March 1998. In 1999 a U.S. Tax Court judge decided in a case involving an unaffiliated company that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the decision in this case, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position. In the event the resolution of this matter is unfavorable, it could have a material adverse impact on results of operations, cash flows and financial condition.

                             ----------------------

         See Item 1 for a discussion of certain environmental and rate matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

AEP, APCO, I&M AND OPCO.  None.

AEGCO, CSPCO AND KEPCO.  Omitted pursuant to Instruction I(2)(c).

                              ---------------------

EXECUTIVE OFFICERS OF THE REGISTRANTS

         AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 2000.

NAME                             AGE                                         OFFICE (a)
----                             ---                                         ----------
E. Linn Draper, Jr............    58    Chairman of the Board, President and Chief Executive Officer of AEP and of the
                                        Service Corporation
Paul D. Addis.................    46    Executive Vice President of the Service Corporation
Donald M. Clements, Jr........    50    Executive Vice President-Corporate Development of the Service
                                        Corporation
Henry W. Fayne................    53    Executive Vice President-Financial Services of the Service Corporation
William J. Lhota..............    60    Executive Vice President of the Service Corporation
Susan Tomasky.................    46    Executive Vice President of the Service Corporation
J. H. Vipperman...............    59    Executive Vice President-Corporate Services of the Service Corporation

-----------------------
(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except for Mr. Addis and Ms. Tomasky. Prior to joining the Service Corporation in February 1997 in his present position, Mr. Addis was Executive Vice President (1992-1993) and President (1993-January 1997) of Louis Dreyfus Electric Power, Inc. and President of Duke/Louis Dreyfus LLC (1995-January 1997). Mr. Addis became an executive officer of AEP effective January 1, 2000. Prior to joining the Service Corporation in July 1998 as Senior Vice President, Ms. Tomasky was a partner with the law firm of Hogan & Hartson (August 1997-July 1998) and General Counsel of the Federal Energy Regulatory Commission (May 1993-August 1997). Ms. Tomasky became an executive officer of AEP effective with her promotion to Executive Vice President on January 26, 2000. All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

         APCO. The names of the executive officers of APCo, the positions they hold with APCo, their ages as of March 1, 2000, and a brief account of their business experience during the past five years appears below. The directors and executive officers of APCo are elected annually to serve a one-year term.

NAME                             AGE                               POSITION (a)                                 PERIOD
----                             ---                               ------------                                 ------
E. Linn Draper, Jr............    58    Director                                                           1992-Present
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

Henry W. Fayne................    53    Director                                                           1995-Present
                                        Vice President                                                     1998-Present
                                        Vice President and Chief Financial Officer of AEP                  1998-Present
                                        Executive Vice President-Financial Services of the
                                             Service Corporation                                           1998-Present
                                        Senior Vice President-Corporate Planning & Budgeting
                                             of the Service Corporation                                    1995-1998
                                        Senior Vice President-Controller of the
                                             Service Corporation                                           1993-1995

William J. Lhota..............    60    Director                                                           1990-Present
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

J. H. Vipperman...............    59    Director                                                           1985-Present
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

         OPCO. The names of the executive officers of OPCo, the positions they hold with OPCo, their ages as of March 1, 2000, and a brief account of their business experience during the past five years appear below. The directors and executive officers of OPCo are elected annually to serve a one-year term.

NAME                            AGE                               POSITION (a)                                 PERIOD
----                            ---                               ------------                                 ------
E. Linn Draper, Jr..........    58    Director                                                           1992-Present
                                      Chairman of the Board and Chief Executive Officer                  1993-Present
                                      Vice President                                                     1992-1993
                                      Chairman of the Board, President and Chief Executive
                                           Officer of AEP and the Service Corporation                    1993-Present
                                      President of AEP                                                   1992-1993
                                      President and Chief Operating Officer of the Service
                                           Corporation                                                   1992-1993

NAME                            AGE                               POSITION (a)                                 PERIOD
----                            ---                               ------------                                 ------
Henry W. Fayne..............    53    Director                                                           1993-Present
                                      Vice President                                                     1998-Present
                                      Vice President and Chief Financial Officer of AEP                  1998-Present
                                      Executive Vice President-Financial Services of the
                                           Service Corporation                                           1998-Present
                                      Senior Vice President-Corporate Planning & Budgeting
                                           of the Service Corporation                                    1995-1998
                                      Senior Vice President-Controller of the
                                           Service Corporation                                           1993-1995

William J. Lhota............    60    Director                                                           1989-Present
                                      President and Chief Operating Officer                              1996-Present
                                      Vice President                                                     1989-1995
                                      Executive Vice President of the Service Corporation                1993-Present
                                      Executive Vice President-Operations of the Service
                                           Corporation                                                   1989-1993

J. H. Vipperman.............    59    Director and Vice President                                        1996-Present
                                      Executive Vice President-Corporate Services of the
                                           Service Corporation                                           1998-Present
                                      Executive Vice President-Energy Delivery of the
                                           Service Corporation                                           1996-1997
                                      President and Chief Operating Officer of APCo                      1990-1995

---------------------
(a)      Positions are with OPCo unless otherwise indicated.

PART II=========================================================================

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

                                                                    PER SHARE
                                                                   MARKET PRICE
                                                             ----------------------
QUARTER ENDED                                                   HIGH          LOW       DIVIDEND
-------------                                                   ----          ---       --------
March 1998............................................        51-11/16      47-13/16     .60
June 1998.............................................        50-3/4        44-11/16     .60
September 1998........................................        48-13/16      42-1/16      .60
December 1998.........................................        53-5/16       45-5/16      .60
March 1999............................................        48-3/16       39-5/16      .60
June 1999.............................................        44-1/16       37-7/16      .60
September 1999........................................        37-7/8        33-1/2       .60
December 1999.........................................        35-13/16      30-9/16      .60

         At December 31, 1999, AEP had approximately 125,000 shareholders of record.

AEGCO, APCO, CSPCO, I&M, KEPCO AND OPCO. The information required by this item is not applicable as the common stock of all these companies is held solely by AEP.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         AEGCO. Omitted pursuant to Instruction I(2)(a).

         AEP. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the AEP 1999 Annual Report (for the fiscal year ended December 31, 1999).

         APCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the APCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         CSPCO. Omitted pursuant to Instruction I(2)(a).

         I&M. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the I&M 1999 Annual Report (for the fiscal year ended December 31, 1999).

         KEPCO. Omitted pursuant to Instruction I(2)(a).

         OPCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the OPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

         AEGCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1999 Annual Report (for the fiscal year ended December 31, 1999).

         APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         CSPCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1999 Annual Report (for the fiscal year ended December 31, 1999).

         KEPCO. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

         AEGCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the AEGCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         AEP. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the AEP 1999 Annual Report (for the fiscal year ended December 31, 1999).

         APCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the APCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         CSPCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the CSPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         I&M. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the I&M 1999 Annual Report (for the fiscal year ended December 31, 1999).

         KEPCO. The information required by this item is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the KEPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

         OPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Financial Condition in the OPCo 1999 Annual Report (for the fiscal year ended December 31, 1999).

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

PART III =======================================================================

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

         AEGCO. Omitted pursuant to Instruction I(2)(c).

         AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director of the definitive proxy statement of AEP for the 2000 annual meeting of shareholders, to be filed within 120 days after December 31, 1999. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

         APCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 2000 annual meeting of stockholders, to be filed within 120 days after December 31, 1999. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

         CSPCO. Omitted pursuant to Instruction I(2)(c).

         I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 1, 2000, and a brief account of their business experience during the past five years appear below. The directors and executive officers of I&M are elected annually to serve a one-year term.

NAME                             AGE                           POSITION (a)(b)(c)                              PERIOD
----                             ---                           ------------------                              ------
E. Linn Draper, Jr............    58    Director                                                         1992-Present
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

Henry W. Fayne................    53    Director and Vice President                                      1998-Present
                                        Vice President and Chief Financial Officer of AEP                1998-Present
                                        Executive Vice President-Financial Services of the
                                             Service Corporation                                         1998-Present
                                        Senior Vice President-Corporate Planning &
                                             Budgeting of the Service Corporation                        1995-1998
                                        Senior Vice President-Controller of the
                                             Service Corporation                                         1993-1995

William J. Lhota..............    60    Director                                                         1989-Present
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

Armando A. Pena...............    55    Director, Vice President and Chief Financial Officer             1998-Present
                                        Treasurer                                                        1995-Present
                                        Chief Financial Officer of the Service Corporation               1998-Present
                                        Senior Vice President-Finance of the Service
                                             Corporation                                                 1996-Present
                                        Treasurer of AEP and the Service Corporation                     1995-Present

J. H. Vipperman...............    59    Director and Vice President                                      1996-Present
                                        Executive Vice President-Corporate Services of the
                                            Service Corporation                                          1998-Present
                                        Executive Vice President-Energy Delivery of the                  1996-1997
                                            Service Corporation
                                        President and Chief Operating Officer of APCo                    1990-1995

K. G. Boyd....................    48    Director                                                         1997-Present
                                        Indiana Region Manager                                           1997-Present
                                        Fort Wayne District Manager                                      1994-1997

NAME                             AGE                           POSITION (a)(b)(c)                              PERIOD
----                             ---                           ------------------                              ------

Jeffrey A. Drozda.............    32    Director                                                         1999-Present
                                        Governmental Affairs Manager-Indiana                             1997-Present
                                        Federal Regulatory Affairs Manager                               1996-1997
                                        Executive Assistant-Public Utilities Commission of Ohio          1993-1996

Mark W. Marano...............     38    Director                                                         1999-Present
                                        Director, Business Services (Cook Nuclear Plant)                 1999-Present
                                        Director, Nuclear Site & Business Support-Florida Power          1997-1999
                                            Corp.
                                        Manager, Corrective Action/Quality Services-Public
                                            Service Electric & Gas                                       1995-1997

John R. Sampson...............    47    Director and Vice President                                      1999-Present
                                        Indiana & Michigan State President                               1999-Present
                                        Site Vice President, Cook Nuclear Plant                          1998-1999
                                        Plant Manager, Cook Nuclear Plant                                1996-1998

D. B. Synowiec................    56    Director                                                         1995-Present
                                        Plant Manager, Rockport Plant                                    1990-Present

W. E. Walters.................    52    Director                                                         1991-Present
                                        Michiana Region Manager                                          1994-Present
                                        Executive Assistant to President                                 1987-1994

E. H. Wittkamper..............    61    Director                                                         1996-Present
                                        Director of System Operations (Fort Wayne)                       1996
                                        System Operations Manager (Fort Wayne)                           1990-1996

-----------------
(a)      Positions are with I&M unless otherwise indicated.
(b) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P., and CellNet Data Systems, Inc. and Mr. Lhota is a director of Huntington Bancshares Incorporated and State Auto Financial Corporation.
(c) Dr. Draper and Messrs. Fayne, Lhota and Pena are directors of AEGCo, APCo, CSPCo, KEPCo and OPCo. Dr. Draper is also a director of AEP. Mr. Vipperman is a director of APCo, CSPCo, KEPCo and OPCo.

         KEPCO. Omitted pursuant to Instruction I(2)(c).

         OPCO. The information required by this item is incorporated herein by reference to the material under the heading Election of Directors of the definitive information statement of OPCo for the 2000 annual meeting of shareholders, to be filed within 120 days after December 31, 1999. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         AEGCO. Omitted pursuant to Instruction I(2)(c).

         AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2000 annual meeting of shareholders to be filed within 120 days after December 31, 1999.

         APCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 2000 annual meeting of stockholders, to be filed within 120 days after December 31, 1999.

         CSPCO. Omitted pursuant to Instruction I(2)(c).

         KEPCO. Omitted pursuant to Instruction I(2)(c).

         OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of OPCo for the 2000 annual meeting of shareholders, to be filed within 120 days after December 31, 1999.

         I&M. Certain executive officers of I&M are employees of the Service Corporation. The salaries of these executive officers are paid by the Service Corporation and a portion of their salaries has been allocated and charged to I&M. The following table shows for 1999, 1998 and 1997 the compensation earned from all AEP System companies by the chief executive officer and four other most highly compensated executive officers (as defined by regulations of the SEC) of I&M at December 31, 1999.

Summary Compensation Table

                                                                                             LONG TERM
                                                                      ANNUAL                COMPENSATION
                                                                   COMPENSATION          ---------------------      ALL OTHER
                                                                --------------------           PAYOUTS            COMPENSATION
                                                                SALARY       BONUS       ---------------------        ($)(2)
             NAME AND PRINCIPAL POSITION              YEAR       ($)        ($)(1)        LTIP PAYOUTS ($)(1)
          ----------------------------------         -------    -------    ---------     ---------------------    ------------
E. LINN DRAPER, JR. - Chairman of the board,         1999      820,000      208,280             -0-                 103,218
    president and chief executive officer of the     1998      780,000      194,376           345,906               104,941
    Company and the Service Corporation;  chairman   1997      720,000      327,744           951,132                31,620
    and chief executive officer of other
    subsidiaries

WILLIAM J. LHOTA - Executive vice president and      1999      400,000       71,120             -0-                  55,690
    director of the Service Corporation;             1998      380,000       82,859           134,266                56,493
    president, chief operating officer and           1997      355,000      141,396           364,436                20,570
    director of other subsidiaries

JAMES J. MARKOWSKY - Executive vice president -      1999      370,000       65,786             -0-                  51,047
    power generation and director of the Service     1998      350,000       76,317           127,115                51,859
    Corporation; vice president and director of      1997      325,000      129,447           338,382                18,020
    other subsidiaries (3)

JOSEPH H. VIPPERMAN - Executive vice president       1999      330,000       58,674             -0-                  63,006
    -corporate services and director of the          1998      310,000       67,595            82,859                58,435
    Service Corporation; vice president and
    director of other subsidiaries (4)

HENRY W. FAYNE - Executive vice president -          1999      315,000       56,007             -0-                  34,885
    financial services and director of the Service   1998      290,000       63,234            61,555                34,124
    Corporation; vice president and director of
    other subsidiaries (4)

------------------------
(1) Amounts in the Bonus column reflect awards under the Senior Officer Annual Incentive Compensation Plan. Payments are made in March of the succeeding fiscal year for performance in the year indicated. Amounts for 1999 are estimates but should not change significantly.

     Amounts in the Long Term Compensation column reflect performance share unit targets earned under the Performance Share Incentive Plan for three-year performance periods.

     See below under Long Term Incentive Plans - Awards in 1999.

(2) Amounts in the All Other Compensation column include (i) AEP's matching contributions under the AEP Employees Savings Plan and the AEP Supplemental Savings Plan, a non-qualified plan designed to supplement the AEP Savings Plan, and (ii) subsidiary companies director fees. For 1998 and 1999, the amounts also include split-dollar insurance. Split-dollar insurance represents the present value of the interest projected to accrue for the employee's benefit on the current year's insurance premium paid by AEP. Cumulative net life insurance premiums paid are recovered by AEP at the later of retirement or 15 years. Detail of the 1999 amounts in the All Other Compensation column is shown below.

                Item                       Dr. Draper       Mr. Lhota     Dr. Markowsky     Mr. Vipperman      Mr. Fayne
                ----                       ----------       ---------     -------------     -------------      ---------
Savings Plan Matching Contributions         $  3,462         $  4,800         $  3,381         $  3,762         $  4,800
Supplemental Savings Plan Matching
  Contributions                               21,138            7,200            7,719            6,138            4,650
Split-Dollar Insurance                        68,638           33,710           29,967           47,106           17,105
Subsidiaries Directors Fees                    9,980            9,980            9,980            6,000            8,330
                                            --------         --------         --------         --------         --------
Total All Other Compensation                $103,218         $ 55,690         $ 51,047         $ 63,006         $ 34,885
                                            ========         ========         ========         ========         ========

(3)  Dr. Markowsky resigned effective February 1, 2000.

(4) No 1997 compensation information is reported for Messrs. Vipperman and Fayne because they were not executive officers in these years.

Long-Term Incentive Plans -- Awards In 1999

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

         The ability to earn performance share unit targets is tied to achieving specified levels of total shareholder return (TSR) relative to the S&P Electric Utility Index. Notwithstanding AEP's TSR ranking, no performance share unit targets are earned unless AEP shareholders realize a positive TSR over the relevant three performance period. The Human Resources Committee may, at its discretion, reduce the number of performance share unit targets otherwise earned. In accordance with the performance goals established for the periods set forth below, the threshold, target and maximum awards are equal to 25%, 100% and 200%, respectively, of the performance share unit targets. No payment will be made for performance below the threshold.

         Payments of earned awards are deferred in the form of restricted stock units (equivalent to shares of AEP Common Stock) until officers have met the equivalent stock ownership target. Once officers meet and maintain their respective targets, they may elect either to continue to defer or to receive further earned awards in cash and/or Common Stock.

                                                                                      ESTIMATED FUTURE PAYOUTS OF
                                                                                     PERFORMANCE SHARE UNITS UNDER
                                                           PERFORMANCE                NON-STOCK PRICE-BASED PLAN
                                        NUMBER OF          PERIOD UNTIL       --------------------------------------------
                                       PERFORMANCE          MATURATION         THRESHOLD         TARGET        MAXIMUM
            NAME                       SHARE UNITS          OR PAYOUT             (#)             (#)            (#)
      -----------------               ---------------    -----------------    -------------     ---------    -------------
E. L. Draper, Jr...................         8,728           1999-2001              2,182           8,728        17,456
W. J. Lhota........................         2,980           1999-2001                745           2,980         5,960
J. J. Markowsky....................         2,794           1999-2001                698           2,794         5,588
J. H. Vipperman....................         2,459           1999-2001                615           2,459         4,918
H. W. Fayne........................         2,347           1999-2001                587           2,347         4,694

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


Pension Plan Table

                                                        YEARS OF ACCREDITED SERVICE
     HIGHEST AVERAG        -------------------------------------------------------------------------------------------
     ANNUAL EARNINGS           15             20              25              30              35               40
     ---------------       --------        --------        --------        --------        --------         --------
       $  300,000          $ 69,345        $ 92,460        $115,575        $138,690        $161,805         $181,755
          400,000            93,345         124,460         155,575         186,690         217,805          244,405
          500,000           117,345         156,460         195,575         234,690         273,805          307,055
          700,000           165,345         220,460         275,575         330,690         385,805          432,355
          900,000           213,345         284,460         355,575         426,690         497,805          557,655
        1,200,000           285,345         380,460         475,575         570,690         665,805          745,605

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

         Compensation upon which retirement benefits are based, for the executive officers named in the Summary Compensation Table above, consists of the average of the 36 consecutive months of the officer's highest aggregate salary and Senior Officer Annual Incentive Compensation Plan awards, shown in the "Salary" and "Bonus" columns, respectively, of the Summary Compensation Table, out of the officer's most recent 10 years of service. As of December 31, 1999, the number of full years of service applicable for retirement benefit calculation purposes for such officers were as follows: Dr. Draper, seven years; Mr. Lhota, 34 years; Dr. Markowsky, 28 years; Mr. Vipperman, 37 years; and Mr. Fayne, 24 years.

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

         Eight AEP System employees (including Messrs. Fayne, Lhota and Vipperman and Dr. Markowsky) whose pensions may be adversely affected by amendments to the Retirement Plan made as a result of the Tax Reform Act of 1986 are eligible for certain supplemental retirement benefits. Such payments, if any, will be equal to any reduction occurring because of such amendments. Assuming retirement in 2000 of the executive officers named in the Summary Compensation Table (including Dr. Markowsky who resigned effective February 1,
2000), none of them would receive any supplemental benefits.

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


                                               1982 PROGRAM                                   1986 PROGRAM
                                -------------------------------------------    -------------------------------------------
                                                        ANNUAL AMOUNT OF                                ANNUAL AMOUNT OF
                                      ANNUAL              SUPPLEMENTAL                ANNUAL              SUPPLEMENTAL
                                      AMOUNT               RETIREMENT                 AMOUNT               RETIREMENT
                                     DEFERRED                PAYMENT                 DEFERRED                PAYMENT
       NAME                      (4-YEAR PERIOD)        (15-YEAR PERIOD)         (4-YEAR PERIOD)        (15-YEAR PERIOD)
      --------                  -------------------    --------------------    -------------------    --------------------
J. H. Vipperman...............      $ 11,000               $ 90,750                   $ 10,000              $ 67,500
H. W. Fayne...................      $      0               $      0                   $  9,000              $ 95,400

Severance Plan and Change-In-Control Agreements

         SEVERANCE PLAN. In connection with the proposed merger with Central and South West Corporation, AEP's Board of Directors adopted a severance plan on February 24, 1999, effective March 1, 1999, that includes Dr. Markowsky and Messrs. Lhota, Vipperman and Fayne. The severance plan provides for payments and other benefits if, at any time before the second anniversary of the merger consummation date (or, if the merger has not occurred, before the expiration of the severance plan which will occur upon the termination of the merger agreement), the officer's employment is terminated (i) by AEP without "cause" or (ii) by the officer because of a detrimental change in responsibilities or a reduction in salary or benefits. Under the severance plan, the officer will receive:

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

         Dr. Markowsky resigned effective February 1, 2000 and has received a lump sum payment in accordance with the terms of the severance plan.

         CHANGE-IN-CONTROL AGREEMENTS. AEP has change-in-control agreements with Dr. Draper and Messrs. Lhota, Vipperman and Fayne. If there is a "change-in-control" of AEP and the employee's employment is terminated by AEP or by the employee for reasons substantially similar to those in the severance plan, these agreements provide for substantially the same payments and benefits as the severance plan with the following additions:

         o Three years of service credited for purposes of determining non-qualified retirement benefits.

         o Transfer to the employee of title to AEP's automobile then assigned to the employee.

         o Payment, if required, to make the employee whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

         "Change-in-control" means:

         o The acquisition by any person of the beneficial ownership of securities representing 25% or more of AEP's voting stock.

         o A change in the composition of a majority of the Board of Directors under certain circumstances within any two-year period.

         o Approval by the shareholders of the liquidation of AEP, disposition of all or substantially all of the assets of AEP or, under certain circumstances, a merger of AEP with another corporation.

                          -----------------------------

         Directors of I&M receive a fee of $100 for each meeting of the Board of Directors attended in addition to their salaries.

                         -----------------------------

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         AEGCO. Omitted pursuant to Instruction I(2)(c).

         AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2000 annual meeting of shareholders to be filed within 120 days after December 31, 1999.

         APCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 2000 annual meeting of stockholders, to be filed within 120 days after December 31, 1999.

         CSPCO. Omitted pursuant to Instruction I(2)(c).

         I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

         The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2000, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.

                                                                                                     STOCK
NAME                                                                             SHARES(a)          UNITS(b)        TOTAL
----                                                                             ---------          --------        -----
Karl G. Boyd...........................................................            1,897                 287        2,184
E. Linn Draper, Jr.....................................................            8,670(c)           89,257       97,927
Jeffrey A. Drozda......................................................              149(c)(d)            --          149
Henry W. Fayne.........................................................            5,091              10,424       15,515
William J. Lhota.......................................................           17,364(c)(e)        15,174       32,538
Mark W. Marano.........................................................              159                 133          292
James J. Markowsky.....................................................            2,871(d)           13,923       16,794
Armando A. Pena........................................................            5,307               5,239       10,546
John R. Sampson........................................................              230                 315          545
David B. Synowiec......................................................              171                 395          566
Joseph H. Vipperman....................................................           11,569(c)(e)         4,549       16,118
William E. Walters.....................................................            6,762                 312        7,074
Earl H. Wittkamper.....................................................            3,561(c)              315        3,876
All Directors and Executive Officers...................................          149,032(e)(f)       140,323      289,355

-------------------------
(a) Includes share equivalents held in the AEP Employees Savings Plan in the amounts listed below:

                               AEP EMPLOYEES SAVINGS                                           AEP EMPLOYEES SAVINGS
         NAME                 PLAN (SHARE EQUIVALENTS)           NAME                         PLAN (SHARE EQUIVALENTS)
         ----                 ------------------------           ----                         ------------------------
       Mr. Boyd.............................     1,897           Mr. Pena...................................     3,792
       Dr. Draper...........................     3,449           Mr. Sampson................................       230
       Mr. Drozda...........................       127           Mr. Synowiec...............................       171
       Mr. Fayne............................     4,553           Mr. Vipperman..............................    10,790
       Mr. Lhota............................    15,184           Mr. Walters................................     6,762
       Mr. Marano...........................       159           Mr. Wittkamper.............................     2,025
       Dr. Markowsky........................     3,888      All Directors and Executive Officers............    53,027

         With respect to the share equivalents held in the AEP Employees Savings Plan, such persons have sole voting power, but the investment/ disposition power is subject to the terms of the Plan.
(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.
(c) Includes the following numbers of shares held in joint tenancy with a family member: Dr. Draper, 5,221; Mr. Drozda, 16; Mr. Lhota, 2,180; Mr. Vipperman, 71; and Mr. Wittkamper, 1,536.
(d) Includes 6 and 21 shares held by family members of Mr. Drozda and Dr. Markowsky, respectively, over which beneficial ownership is disclaimed.
(e) Does not include, for Messrs. Lhota and Vipperman, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Lhota and Vipperman share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.
(f)      Represents less than 1% of the total number of shares outstanding

         KEPCO. Omitted pursuant to Instruction I(2)(c).

         OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of OPCo for the 2000 annual meeting of shareholders, to be filed within 120 days after December 31, 1999

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         AEP, APCO, I&M AND OPCO. None.

         AEGCO, CSPCO, AND KEPCO. Omitted pursuant to Instruction I(2)(c).

PART IV ========================================================================

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)   The following documents are filed as a part of this report:

1.         FINANCIAL STATEMENTS:

           The following financial statements have been incorporated herein by reference pursuant to Item 8.

                                                                                        PAGE
                                                                                        ----
       AEGCo:
           Independent Auditors' Report; Statements of Income for the years ended December 31, 1999, 1998, and 1997; Statements of Retained
           Earnings for the years ended December 31, 1999, 1998 and 1997;
           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Balance Sheets as of December 31, 1999 and 1998; Notes to
           Financial Statements

       AEP and its subsidiaries consolidated:
           Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997; Consolidated
           Balance Sheets as of December 31, 1999 and 1998; Consolidated
           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997; Notes to
           Consolidated Financial Statements; Schedule of Consolidated
           Cumulative Preferred Stocks of Subsidiaries at December 31, 1999 and
           1998; Schedule of Consolidated Long-term Debt of Subsidiaries at
           December 31, 1999 and 1998; Independent Auditors' Report.

       APCo:
           Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997; Consolidated
           Balance Sheets as of December 31, 1999 and 1998; Consolidated
           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Retained Earnings for the years ended December 31, 1999, 1998 and 1997; Notes to Consolidated
           Financial Statements.

       CSPCo:
           Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Retained Earnings for the years ended December 31, 1999, 1998 and 1997; Consolidated
           Balance Sheets as of December 31, 1999 and 1998; Consolidated
           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Notes to Consolidated Financial Statements; Independent
           Auditors' Report.

                                                                                        PAGE
                                                                                        ----

       I&M:
           Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997; Consolidated
           Balance Sheets as of December 31, 1999 and 1998; Consolidated
           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Retained Earnings for the years ended December 31, 1999, 1998 and 1997; Notes to Consolidated
           Financial Statements.

       KEPCo:
           Independent Auditors' Report; Statements of Income for the years ended December 31, 1999, 1998 and 1997; Statements of Retained
           Earnings for the years ended December 31, 1999, 1998 and 1997;
           Balance Sheets as of December 31, 1999 and 1998; Statements of Cash
           Flows for the years ended December 31, 1999, 1998 and 1997; Notes to
           Financial Statements.

       OPCo:
           Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Consolidated Balance
           Sheets as of December 31, 1999 and 1998; Consolidated Statements of
           Retained Earnings for the years ended December 31, 1999, 1998 and
           1997; Notes to Consolidated Financial Statements; Independent
           Auditors' Report.

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

           Independent Auditors' Report                                                 S-2

3.         EXHIBITS:

           Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KEPCo and OPCo are listed
           in the Exhibit Index and are incorporated herein by reference                E-1


(b)   REPORTS ON FORM 8-K:

   Company Reporting              Date of Report        Item Reported
   -----------------              --------------        -------------
   AEGCo, AEP, APCo, CSPCo,     December 15, 1999     Item 5.  Other Events
   I&M, KEPCo and OPCo                                Item 7.  Financial Statements and Exhibits

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

                                  AEP GENERATING COMPANY


                                     BY:           /S/  A. A. PENA
                                         ---------------------------------
                                         (A. A. PENA, VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER)

Date:  March 20, 2000

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

                       SIGNATURE                                        TITLE                DATE
                       ---------                                        -----                ----
(I)      PRINCIPAL EXECUTIVE OFFICER:
            *E. LINN DRAPER, JR.                            President,
                                                     Chief Executive Officer
                                                           and Director


(II)     PRINCIPAL FINANCIAL OFFICER:
                 /S/ A. A. PENA                     Vice President, Treasurer,          March 20, 2000
---------------------------------------------        Chief Financial Officer
                     (A. A. PENA)                          and Director

(III)    PRINCIPAL ACCOUNTING OFFICER:
               /S/ L. V. ASSANTE                       Controller and                   March 20, 2000
---------------------------------------------        Chief Accounting Officer
                    (L. V. ASSANTE)

(IV)     A MAJORITY OF THE DIRECTORS:
                *HENRY W. FAYNE
              *JOHN R. JONES, III
                  *WM. J. LHOTA

*By:             /S/ A. A. PENA
    -----------------------------------------
        (A. A. PENA, ATTORNEY-IN-FACT)                                                  March 20, 2000


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       AMERICAN ELECTRIC POWER COMPANY, INC.


                                           BY:          /S/  H. W. FAYNE
                                              ----------------------------------
                                                  (H. W. FAYNE, VICE PRESIDENT
                                                  AND CHIEF FINANCIAL OFFICER)


Date:  March 20, 2000

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

                       SIGNATURE                                          TITLE                            DATE
                       ---------                                          -----                            ----
(I)      PRINCIPAL EXECUTIVE OFFICER:
              *E. LINN DRAPER, JR.                               Chairman of the Board,
                                                                       President,
                                                                 Chief Executive Officer
                                                                      and Director

(II)     PRINCIPAL FINANCIAL OFFICER:

                /S/ H. W. FAYNE                                    Vice President and                  March 20, 2000
----------------------------------------------                   Chief Financial Officer
                  (H. W. FAYNE)

(III)    PRINCIPAL ACCOUNTING OFFICER:
                /S/ L. V. ASSANTE                                     Controller and                   March 20, 2000
----------------------------------------------                   Chief Accounting Officer
                  (L. V. ASSANTE)

(IV)     A MAJORITY OF THE DIRECTORS:
              *JOHN P. DESBARRES
              *ROBERT M. DUNCAN
                *ROBERT W. FRI
            *LESTER A. HUDSON, JR.
              *LEONARD J. KUJAWA
               *DONALD G. SMITH
           *LINDA GILLESPIE STUNTZ
            *KATHRYN D. SULLIVAN
              *MORRIS TANENBAUM

*By:              /S/ H. W. FAYNE
    ------------------------------------------
         (H. W. FAYNE, ATTORNEY-IN-FACT)                                                               March 20, 2000

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

                                  APPALACHIAN POWER COMPANY
                                  COLUMBUS SOUTHERN POWER COMPANY
                                  KENTUCKY POWER COMPANY
                                  OHIO POWER COMPANY

                                      BY:              /S/  A. A. PENA
                                          --------------------------------------
                                          (A. A. PENA, VICE PRESIDENT, TREASURER
                                           AND CHIEF FINANCIAL OFFICER)

Date:  March 20, 2000

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

                       SIGNATURE                             TITLE                            DATE
                       ---------                             -----                            ----
(I)      PRINCIPAL EXECUTIVE OFFICER:
              *E. LINN DRAPER, JR.                 Chairman of the Board,
                                                  Chief Executive Officer
                                                         and Director

(II)     PRINCIPAL FINANCIAL OFFICER:
                /S/ A. A. PENA                   Vice President, Treasurer,             March 20, 2000
---------------------------------------------     Chief Financial Officer
                          (A. A. PENA)

(III)    PRINCIPAL ACCOUNTING OFFICER:
               /S/ L. V. ASSANTE                       Controller and                   March 20, 2000
---------------------------------------------     Chief Accounting Officer
                (L. V. ASSANTE)

(IV)     A MAJORITY OF THE DIRECTORS:
               *HENRY W. FAYNE
                *WM. J. LHOTA
              *J. H. VIPPERMAN

*By:            /S/ A. A. PENA
    -----------------------------------------
           (A. A. PENA, ATTORNEY-IN-FACT)                                               March 20, 2000

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

Date:  March 20, 2000

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

                        SIGNATURE                                 TITLE                              DATE
                        ---------                                 -----                              ----
(I)      PRINCIPAL EXECUTIVE OFFICER:
                  *E. LINN DRAPER, JR.                  Chairman of the Board,
                                                        Chief Executive Officer
                                                               and Director

(II)     PRINCIPAL FINANCIAL OFFICER:
                     /S/ A. A. PENA                    Vice President, Treasurer,              March 20, 2000
------------------------------------------------        Chief Financial Officer
                       (A. A. PENA)                        and Director

(III)    PRINCIPAL ACCOUNTING OFFICER:
                    /S/ L. V. ASSANTE                         Controller and                   March 20, 2000
------------------------------------------------       Chief Accounting Officer
                     (L. V. ASSANTE)

(IV)     A MAJORITY OF THE DIRECTORS:
                  *K. G. BOYD
               *JEFFREY A. DROZDA
                 *HENRY W. FAYNE
                  *WM. J. LHOTA
                 *MARK W. MARANO
                *JOHN R. SAMPSON
                 *D. B. SYNOWIEC
                *J. H. VIPPERMAN
                 *W. E. WALTERS
                *E. H. WITTKAMPER

*By:               /s/ A. A. PENA
         ---------------------------------------
             (A. A. PENA, ATTORNEY-IN-FACT)                                                    March 20, 2000


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page

INDEPENDENT AUDITORS' REPORT ...........................................    S-2

The following financial statement schedules for the years ended
December 31, 1999, 1998 and 1997 are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves....    S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves....    S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves ...    S-3

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves....    S-4

KENTUCKY POWER COMPANY
        Schedule II-- Valuation and Qualifying Accounts and Reserves ...    S-4

OHIO POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves....    S-4

                          INDEPENDENT AUDITORS' REPORT


AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

      We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our reports thereon dated February 22, 2000 (March 3, 2000 as to Note 7 for American Electric Power Company, Inc. and its subsidiaries; Note 6 for Appalachian Power Company and its subsidiaries, Columbus Southern Power Company and its subsidiaries, Indiana Michigan Power Company and its subsidiaries, Kentucky Power Company and Ohio Power Company and its subsidiaries; and Note 3 for AEP Generating Company); such financial statements and reports are included in the respective 1999 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the respective Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Columbus, Ohio
February 22, 2000

===========================================================================================================================

                              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.......     $11,075         $18,816        $15,746(a)      $33,185(b)       $12,452
                                                =======         =======        =======         =======          =======
        Year Ended December 31, 1998.......     $ 6,760         $23,646        $ 8,290(a)      $27,621(b)       $11,075
                                                =======         =======        =======         =======          =======
        Year Ended December 31, 1997.......     $ 3,692         $20,650        $ 8,953(a)      $26,535(b)       $ 6,760
                                                =======         =======        =======         =======          =======
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
===========================================================================================================================

===========================================================================================================================
                                         APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS        DEDUCTIONS        PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.......      $2,234          $5,492        $1,995(a)        $7,112(b)       $2,609
                                                 ======          ======        ======           ======          ======
        Year Ended December 31, 1998.......      $1,333          $5,093        $1,306(a)        $5,498(b)       $2,234
                                                 ======          ======        ======           ======          ======
        Year Ended December 31, 1997.......      $  687          $3,621        $  666(a)        $3,641(b)       $1,333
                                                 ======          ======        ======           ======          ======
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
===========================================================================================================================

==========================================================================================================================
                                       COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
==========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS        DEDUCTIONS        PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.......      $2,598          $3,334        $10,782(a)     $13,669(b)        $3,045
                                                 ======          ======        =======        =======           ======
        Year Ended December 31, 1998.......      $1,058          $7,551        $ 5,278(a)     $11,289(b)        $2,598
                                                 ======          ======        ========       =======           ======
        Year Ended December 31, 1997.......      $1,032          $6,815        $ 6,380(a)     $13,169(b)        $1,058
                                                 ======          ======        ========       =======           ======
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
===========================================================================================================================

===========================================================================================================================
                                     INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.........      $2,027         $3,966         $1,367(a)     $5,512(b)      $1,848
                                                   ======         ======         ======        ======         ======
        Year Ended December 31, 1998.........      $1,188         $4,630         $  221(a)     $4,012(b)      $2,027
                                                   ======         ======         ======        ======         ======
        Year Ended December 31, 1997.........      $  156         $4,411         $  798(a)     $4,177(b)      $1,188
                                                   ======         ======         ======        ======         ======
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
==========================================================================================================================

=========================================================================================================================
                                                   KENTUCKY POWER COMPANY
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.........       $848          $1,032         $467(a)       $1,710(b)        $637
                                                    ====          ======         ====          ======           ====
        Year Ended December 31, 1998.........       $525          $1,280         $392(a)       $1,349(b)        $848
                                                    ====          ======         ====          ======           ====
        Year Ended December 31, 1997.........       $272          $1,482         $347(a)       $1,576(b)        $525
                                                    ====          ======         ====          ======           ====
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
==========================================================================================================================

===========================================================================================================================
                                          OHIO POWER COMPANY AND SUBSIDIARIES
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                             ------------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND       OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES       ACCOUNTS        DEDUCTIONS        PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 1999.........      $1,678         $4,730         $1,273(a)     $5,458(b)       $2,223
                                                   ======         ======         ======        ======          ======
        Year Ended December 31, 1998.........      $2,501         $3,255         $  941(a)     $5,019(b)       $1,678
                                                   ======         ======         ======        ======          ======
        Year Ended December 31, 1997.........      $1,433         $4,008         $  675(a)     $3,615(b)       $2,501
                                                   ======         ======         ======        ======          ======
---------------------
(a)      Recoveries on accounts previously written off.
(b)      Uncollectible accounts written off.
==========================================================================================================================

                                      S-4

                               EXHIBIT INDEX

         Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (++) are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEGCo
   3(a)            --      Copy of Articles of Incorporation of AEGCo [Registration Statement on Form 10 for the Common
                           Shares of AEGCo, File No. 0-18135, Exhibit 3(a)].
   3(b)            --      Copy of the Code of Regulations of AEGCo [Registration Statement on Form 10 for the Common
                           Shares of AEGCo, File No. 0-18135, Exhibit 3(b)].
  10(a)            --      Copy of Capital Funds Agreement dated as of December 30, 1988 between AEGCo and AEP
                           [Registration Statement No. 33-32752, Exhibit 28(a)].
  10(b)(1)         --      Copy of Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended
                           [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2)         --      Copy of Unit Power Agreement, dated as of August 1, 1984, among AEGCo, I&M and KEPCo
                           [Registration Statement No. 33-32752, Exhibit 28(b)(2)].
  10(b)(3)         --      Copy of Agreement, dated as of October 1, 1984, among AEGCo, I&M, APCo and Virginia Electric and Power Company [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)            --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
                           28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Annual Report on Form 10-K of AEGCo
                           for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B),
                           10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
 *13               --      Copy of those portions of the AEGCo 1999 Annual Report (for the fiscal year ended December 31, 1999) which are incorporated by reference in this filing.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

AEP++
   3(a)            --      Copy of Restated Certificate of Incorporation of AEP, dated October 29, 1997
                           [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1997,
                           File No. 1-3525, Exhibit 3(a)].
   3(b)            --      Copy of Certificate of Amendment of the Restated Certificate of Incorporation of AEP,
                           dated January 13, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1998, File No. 1-3525, Exhibit 3(b)].
   3(c)            --      Composite copy of the Restated Certificate of Incorporation of AEP, as amended
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998,
                           File No. 1-3525, Exhibit 3(c)].
   3(d)            --      Copy of By-Laws of AEP, as amended through January 28, 1998 [Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525,
                           Exhibit 3(b)].
  10(a)            --      Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEP++ (CONTINUED)

   10(b)           --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
   10(c)           --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington
                           Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                           28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Registration Statement
                           No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and
                           28(a)(6)(C); and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31,
                           1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                           10(c)(5)(B) and 10(c)(6)(B); Annual Report on Form 10-K of I&M for the fiscal year ended
                           December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B),
                           10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
   10(d)           --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
   10(e)           --      Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among
                           APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(f)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(f)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of AEP dated December 15, 1999, File No. 1-3525, Exhibit 10].
 +10(g)(1)         --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                           1-3525, Exhibit 10(e)].
 +10(g)(2)         --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual
                           Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
                           Exhibit 10(d)(2)].
 +10(h)            --      AEP Accident Coverage Insurance Plan for directors [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].
 +10(i)(1)         --      AEP Deferred Compensation and Stock Plan for Non-Employee Directors [Annual
                           Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File
                           No. 1-3525, Exhibit 10(f)(1)].
 +10(i)(2)         --      AEP Stock Unit Accumulation Plan for Non-Employee Directors [Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525,
                           Exhibit 10(f)(2)].
 +10(j)(1)(A)      --      AEP System Excess Benefit Plan, Amended and Restated as of August 1, 1999
                           [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1999,
                           File No. 1-3525, Exhibit 10(a)].
 +10(j)(1)(B)      --      Guaranty by AEP of the Service Corporation Excess Benefits Plan [Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525,
                           Exhibit 10(h)(1)(B)].

EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
AEP++ (CONTINUED)
+10(j)(2)          --      AEP System Supplemental Savings Plan, Amended and Restated as of November 1, 1999
                           (Non-Qualified) [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30,
                           1999, File No. 1-3525, Exhibit 10(b)].
+10(j)(3)          --      Service Corporation Umbrella Trust for Executives [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
+10(k)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].
+10(l)(1)          --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
+10(l)(2)          --      American Electric Power System Performance Share Incentive Plan, as Amended and Restated through
                           February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996,
                           File No. 1-3525, Exhibit 10(i)(2)].
+10(m)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
+10(n)             --      Letter agreement between AEP and Donald M. Clements, Jr. dated August 19, 1994 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 10(n)].
+10(o)             --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                           March 1, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998,
                           File No. 1-3525, Exhibit 10(o)].
+*10(p)            --      AEP Change In Control Agreement.
 *13               --      Copy of those portions of the AEP 1999 Annual Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.
 *21               --      List of subsidiaries of AEP.
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

APCo++
   3(a)            --      Copy of Restated Articles of Incorporation of APCo, and amendments thereto to November 4,
                           1993 [Registration Statement No. 33-50163, Exhibit 4(a); Registration Statement No. 33-53805,
                           Exhibits 4(b) and 4(c)].
   3(b)            --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated June 6, 1994
                           [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457,
                           Exhibit 3(b)].
   3(c)            --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated March 6,
                           1997 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457,
                           Exhibit 3(c)].
   3(d)            --      Composite copy of the Restated Articles of Incorporation of APCo (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457,
                           Exhibit 3(d)].
  *3(e)            --      Copy of By-Laws of APCo (amended as of June 1, 1998).

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
APCo++ (CONTINUED)
    4(a)           --      Copy of Mortgage and Deed of Trust, dated as of December 1, 1940, between APCo and Bankers
                           Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration
                           Statement No. 2-7289, Exhibit 7(b); Registration Statement No. 2-19884, Exhibit 2(1);
                           Registration Statement No. 2-24453, Exhibit 2(n); Registration Statement No. 2-60015,
                           Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10),
                           2(b)(12), 2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20), 2(b)(21), 2(b)(22),
                           2(b)(23), 2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and 2(b)(28); Registration Statement No. 2-64102,
                           Exhibit 2(b)(29); Registration Statement No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31); Registration
                           Statement No. 2-69217, Exhibit 2(b)(32); Registration Statement No. 2-86237, Exhibit 4(b);
                           Registration Statement No. 33-11723, Exhibit 4(b); Registration Statement No. 33-17003,
                           Exhibit 4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b); Registration Statement
                           No. 33-40720, Exhibit 4(b); Registration Statement No. 33-45219, Exhibit 4(b); Registration Statement
                           No. 33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410, Exhibit 4(b); Registration
                           Statement No. 33-59834, Exhibit 4(b); Registration Statement No. 33-50229, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and 4(e); Registration Statement
                           No. 333-01049, Exhibits 4(b) and 4(c); Registration Statement No. 333-20305, Exhibits 4(b) and 4(c);
                           Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457,
                           Exhibit 4(b); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1998,
                           Exhibit 4(b)].
    4(b)          --       Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee [Registration Statement No. 333-45927, Exhibits 4(a) and 4(b);
                           Registration Statement No. 333-49071, Exhibit 4(b); Registration Statement No. 333-84061,
                           Exhibits 4(b) and 4(c)].
   *4(c)          --       Company Order and Officers' Certificate, dated October 19, 1999, establishing certain terms of the
                           7.45% Senior Notes, Series D, due 2004.
  10(a)(1)        --       Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
  10(a)(2)        --       Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of
                           APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)        --       Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)           --       Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].

                                      E-4

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
APCo++ (CONTINUED)
  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(e)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of APCo dated December 15, 1999, File No. 1-3457, Exhibit 10].
 +10(f)(1)         --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 +10(f)(2)         --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31,1986, File No. 1-3525, Exhibit 10(d)(2)].
 +10(g)(1)         --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
 +10(g)(2)         --      American Electric Power System Performance Share Incentive Plan as Amended and Restated through
                           February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996,
                           File No. 1-3525, Exhibit 10(i)(2)].
 +10(h)(1)         --      AEP System Excess Benefit Plan, Amended and Restated as of August 1, 1999 [Quarterly Report on
                           Form 10-Q of AEP for the quarter ended September 30, 1999, File No. 1-3525, Exhibit 10(a)].
 +10(h)(2)         --      AEP System Supplemental Savings Plan, Amended and Restated as of November 1, 1999 (Non-Qualified)
                           [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1999, File No. 1-3525,
                           Exhibit 10(b)].
 +10(h)(3)         --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 +10(i)            --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].
 +10(j)            --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
 +10(k)            --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                           March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No.
                           1-3525, Exhibit 10(o)].
 +10(l)            --      AEP Change In Control Agreement [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1999, File No. 1-3525, Exhibit 10(p)].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the APCo 1999 Annual Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
APCo++ (CONTINUED)

  21               --      List of subsidiaries of APCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1999, File No. 1-3525, Exhibit 21].
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

CSPCo++
   3(a)            --      Copy of Amended Articles of Incorporation of CSPCo, as amended to March 6, 1992 [Registration
                           Statement No. 33-53377, Exhibit 4(a)].
   3(b)            --      Copy of Certificate of Amendment to Amended Articles of Incorporation of CSPCo, dated May 19, 1994
                           [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680,
                           Exhibit 3(b)].
   3(c)            --      Composite copy of Amended Articles of Incorporation of CSPCo, as amended [Annual Report on
                           Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(c)].
   3(d)            --      Copy of Code of Regulations and By-Laws of CSPCo [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].
   4(a)            --      Copy of Indenture of Mortgage and Deed of Trust, dated September 1, 1940, between CSPCo and
                           City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended
                           [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No.
                           2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration
                           Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652, Exhibit 4(b);
                           Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389,
                           Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
                           Registration Statement No. 33-35651, Exhibit 4(b); Registration Statement No. 33-46859,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-50316, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No.
                           33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)].
   4(b)            --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and
                           Bankers Trust Company, as Trustee [Registration Statement No. 333-54025, Exhibits 4(a), 4(b), 4(c)
                           and 4(d); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1998, File
                           No. 1-2680, Exhibits 4(c) and 4(d)].
  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the
                           fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
CSPCo++ (CONTINUED)

  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(e)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of CSPCo dated December 15, 1999, File No. 1-2680, Exhibit 10].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the CSPCo 1999 Annual Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

I&M++
  3(a)             --      Copy of the Amended Articles of Acceptance of I&M and amendments thereto [Annual Report on Form 10-K of
                           I&M for fiscal year ended December 31, 1993, File No.1-3570, Exhibit 3(a)].
  3(b)             --      Copy of Articles of Amendment to the Amended Articles of Acceptance of I&M, dated March 6, 1997
                           [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996, File No. 1-3570, Exhibit
                           3(b)].
  3(c)             --      Composite Copy of the Amended Articles of Acceptance of I&M (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996, File No. 1-3570, Exhibit
                           3(c)].
  3(d)             --      Copy of the By-Laws of I&M (amended as of January 1, 1996) [Annual Report on Form 10-K of I&M for
                           fiscal year ended December 31, 1995, File No. 1-3570, Exhibit 3(c)].


EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
I&M++ (CONTINUED)
    4(a)           --      Copy of Mortgage and Deed of Trust, dated as of June 1, 1939, between I&M and Irving Trust
                           Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No.
                           2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
                           Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389,
                           Exhibit 2(a)(19); Registration Statement No. 2-67728, Exhibit 2(b)(20); Registration
                           Statement No. 2-85016, Exhibit 4(b); Registration Statement No. 33-5728, Exhibit 4(c);
                           Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230,
                           Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv) and
                           4(a)(v); Registration Statement No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                           Registration Statement No. 33-54480, Exhibits 4(b)(I) and 4(b)(ii); Registration Statement
                           No. 33-60886, Exhibit 4(b)(i); Registration Statement No. 33-50521, Exhibits 4(b)(I),
                           4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K of I&M for fiscal year ended December 31,
                           1993, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for fiscal year ended
                           December 31, 1994, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for
                           fiscal year ended December 31, 1996, File No. 1-3570, Exhibit 4(b)].
    4(b)           --      Copy of Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and
                           The Bank of New York, as Trustee [Registration Statement No. 333-88523, Exhibits 4(a), 4(b) and 4(c)].
   *4(c)           --      Copy of Company Order and Officers' Certificate, dated November 23, 1999, establishing certain terms of the Floating Rate Notes, Series A, due 2000.
  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(a)(4)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(5)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
I&M++ (CONTINUED)
  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M, and
                           OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910,
                           Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 1, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)            --      Copy of Nuclear Material Lease Agreement, dated as of December 1, 1990, between I&M and DCC
                           Fuel Corporation [Annual Report on Form 10-K of I&M for the fiscal year ended December 31,
                           1993, File No. 1-3570, Exhibit 10(d)].
  10(f)            --      Copy of Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                           28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K of I&M for
                           the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                           10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
  10(g)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(g)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of I&M dated December 15, 1999, File No. 1-3570, Exhibit 10].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the I&M 1999 Annual Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.
  21               --      List of subsidiaries of I&M [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1999, File No. 1-3525, Exhibit 21].
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

KEPCo++

   3(a)            --      Copy of Restated Articles of Incorporation of KEPCo [Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
   3(b)            --      Copy of By-Laws of KEPCo (amended as of January 1, 1996) [Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 1995, File No. 1-6858,Exhibit 3(b)].
   4(a)            --      Copy of Mortgage and Deed of Trust, dated May 1, 1949, between KEPCo and Bankers Trust
                           Company, as supplemented and amended [Registration Statement No. 2-65820, Exhibits 2(b)(1),
                           2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and  2(b)(6); Registration Statement No. 33-39394,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-53226, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-61808, Exhibits 4(b) and 4(c), Registration Statement No.
                           33-53007, Exhibits 4(b), 4(c) and 4(d)].


EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
KEPCo++ (CONTINUED)

   4(b)            --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between KEPCo and
                           Bankers Trust Company, as Trustee [Registration Statement No. 333-75785, Exhibits 4(a), 4(b), 4(c)
                           and 4(d)].
  *4(c)            --      Copy of Company Order and Officers' Certificate, dated November 2, 1999, establishing certain terms of the Floating Rate Notes, Series A, due 2000.
  10(a)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a);Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
  10(c)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(d)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(d)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of KEPCo dated December 15, 1999, File No. 1-6858, Exhibit 10].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the KEPCo 1999 Annual Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

OPCo++

  3(a)             --      Copy of Amended Articles of Incorporation of OPCo, and amendments thereto to December 31, 1993
                           [Registration Statement No. 33-50139, Exhibit 4(a); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 3(b)].
  3(b)             --      Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated May 3, 1994
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No.
                           1-6543, Exhibit 3(b)].
  3(c)             --      Copy of Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated March 6,
                           1997 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File
                           No. 1-6543, Exhibit 3(c)].
  3(d)             --      Composite copy of the Amended Articles of Incorporation of OPCo (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File No. 1-6543,
                           Exhibit 3(d)].
  3(e)             --      Copy of Code of Regulations of OPCo [Annual Report on Form 10-K of OPCo for the fiscal year ended
                           December 31, 1990, File No. 1-6543, Exhibit 3(d)].

                                      E-10

EXHIBIT NUMBER                                               DESCRIPTION
--------------                                               -----------
OPCo++ (CONTINUED)
    4(a)           --      Copy of Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and
                           Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4; Registration Statement No.
                           2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18),
                           2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27),
                           2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31); Registration Statement No. 2-83591, Exhibit 4(b);
                           Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration
                           Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit
                           4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                           Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report
                           on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 4(b)].
    4(b)           --      Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and
                           Bankers Trust Company, as Trustee [Registration Statement No. 333-49595, Exhibits 4(a), 4(b) and
                           4(c); Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Exhibits 4(c) and 4(d)].
   *4(c)           --      Copy of Company Order and Officers' Certificate, dated June 9, 1999, establishing certain terms of the
                           6.75% Senior Notes, Series B, due 2004.
   *4(d)           --      Copy of Company Order and Officers' Certificate, dated September 1, 1999, establishing certain terms of the 7% Senior Notes, Series C, due 2004.
  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo  for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].

                                      E-11

EXHIBIT NUMBER                                              DESCRIPTION
--------------                                              -----------
OPCo++ (CONTINUED)
  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)            --      Copy of Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report on
                           Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                           10(f)].
  10(f)            --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
  10(g)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, by and among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(g)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of OPCo dated December 15, 1999, File No. 1-6543, Exhibit 10].
 +10(h)(1)         --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of
                           OPCo for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
 +10(h)(2)         --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
 +10(i)(1)         --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
 +10(i)(2)         --      American Electric Power System Performance Share Incentive Plan, as Amended and Restated through
                           February 26, 1997 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File
                           No. 1-3525, Exhibit 10(i)(2)].
 +10(j)(1)         --      AEP System Excess Benefit Plan, Amended and Restated as of August 1, 1999 [Quarterly Report on
                           Form 10-Q of AEP for the quarter ended September 30, 1999, File No. 1-3525, Exhibit 10(a)].
 +10(j)(2)         --      AEP System Supplemental Savings Plan, Amended and Restated as of November 1, 1999 (Non-Qualified)
                           [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1999, File No. 1-3525, Exhibit
                           10(b)].
 +10(j)(3)         --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 +10(k)            --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].
 +10(l)            --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
 +10(m)            --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                           March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No.
                           1-3525, Exhibit 10(o)].
 +10(n)            --      AEP Change In Control Agreement [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1999, File No. 1-3525, Exhibit 10(p)].
 *12               --      Statement re: Computation of Ratios.

                                      E-12

EXHIBIT NUMBER                                                   DESCRIPTION
--------------                                                   -----------
OPCo++ (CONTINUED)
 *13               --      Copy of those portions of the OPCo 1999 Annual
                           Report (for the fiscal year ended December 31, 1999)
                           which are incorporated by reference in this filing.
  21               --      List of subsidiaries of OPCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1999, File No. 1-3525, Exhibit 21].
 *23               --      Consent of Deloitte & Touche LLP.
 *24               --      Power of Attorney.
 *27               --      Financial Data Schedules.

                        ================================

++Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.