Form 10-K405
period 2000-12-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 2001-03-30
CIK 4904

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------
                                   FORM 10-K
                             -----------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
        ______________

COMMISSION                   REGISTRANT; STATE OF INCORPORATION;                                     I.R.S.  EMPLOYER
FILE NUMBER                  ADDRESS AND TELEPHONE NUMBER                                          IDENTIFICATION NO.
-----------                  ----------------------------                                          ------------------
1-3525                       AMERICAN ELECTRIC POWER COMPANY, INC.  (A New York Corporation)               13-4922640
                             1 Riverside Plaza, Columbus, Ohio  43215
                             Telephone (614) 223-1000

0-18135                      AEP GENERATING COMPANY (An Ohio Corporation)                                  31-1033833
                             1 Riverside Plaza, Columbus, Ohio  43215
                             Telephone (614) 223-1000

1-3457                       APPALACHIAN POWER COMPANY (A Virginia Corporation)                            54-0124790
                             40 Franklin Road, Roanoke, Virginia  24011
                             Telephone (540) 985-2300

0-346                        CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)                         74-0550600
                             539 North Carancahua Street, Corpus Christi, Texas  78401-2802
                             Telephone (361) 881-5300

1-2680                       COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)                         31-4154203
                             1 Riverside Plaza, Columbus, Ohio  43215
                             Telephone (614) 223-1000

1-3570                       INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)                       35-0410455
                             One Summit Square, P. O. Box 60, Fort Wayne, Indiana  46801
                             Telephone (219) 425-2111

1-6858                       KENTUCKY POWER COMPANY (A Kentucky Corporation)                               61-0247775
                             1701 Central Avenue, Ashland, Kentucky  41101
                             Telephone (800) 572-1141

1-6543                       OHIO POWER COMPANY (An Ohio Corporation)                                      31-4271000
                             301 Cleveland Avenue, S.W., Canton, Ohio  44701
                             Telephone (330) 456-8173

0-343                        PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)                  73-0410895
                             212 East 6th Street, Tulsa, Oklahoma  74119-1212
                             Telephone (918) 599-2000

1-3146                       SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)                  72-0323455
                             428 Travis Street, Shreveport, Louisiana  71156-0001
                             Telephone (318) 673-3000

0-340                        WEST TEXAS UTILITIES COMPANY (A Texas Corporation)                            75-0646790
                             301 Cypress Street, Abilene, Texas  79601-5820
                             Telephone (915) 674-7000

        AEP Generating Company, Columbus Southern Power Company, Kentucky Power Company, Public Service Company of Oklahoma and West Texas Utilities Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                               NAME OF EACH EXCHANGE
       REGISTRANT                          TITLE OF EACH CLASS                                 ON WHICH REGISTERED
       ----------                          -------------------                                 -------------------
AEP Generating Company      None

American Electric           Common Stock,
  Power Company, Inc.           $6.50 par value............................................  New York Stock Exchange

Appalachian Power           4-1/2% Cumulative Preferred Stock,
  Company                       Voting, no par value.......................................  Philadelphia Stock Exchange
                            8-1/4% Junior Subordinated Deferrable
                                 Interest Debentures, Series A, Due  2026..................  New York Stock Exchange
                            8% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due  2027..................  New York Stock Exchange
                            7.20% Senior Notes, Series A, Due 2038.........................  New York Stock Exchange
                            7.30% Senior Notes, Series B, Due 2038.........................  New.York Stock Exchange

Columbus Southern           8-3/8% Junior Subordinated Deferrable
  Power Company                  Interest Debentures, Series A, Due 2025...................  New York Stock Exchange
                            7.92% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due 2027...................  New York Stock Exchange

CPL Capital I               8.00% Cumulative Quarterly Income
                                Preferred Securities, Series A, Liquidation Preference $25
                                per Preferred Security.....................................  New York Stock Exchange

Indiana Michigan            8% Junior Subordinated Deferrable
  Power Company                  Interest Debentures, Series A, Due 2026...................  New York Stock Exchange
                            7.60% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due 2038...................  New York Stock Exchange

Kentucky Power              8.72% Junior Subordinated Deferrable
  Company                        Interest Debentures, Series A, Due 2025...................  New York Stock Exchange

Ohio Power Company          8.16% Junior Subordinated Deferrable
                                 Interest Debentures, Series A, Due 2025...................  New York Stock Exchange
                            7.92% Junior Subordinated Deferrable
                                 Interest Debentures  Series B, Due 2027...................  New York Stock Exchange
                            7 3/8% Senior Notes, Series A, Due 2038........................  New York Stock Exchange

PSO Capital I               8.00% Trust Originated Preferred
                                Securities, Series A, Liquidation
                                Preference $25 per Preferred Security......................  New York Stock Exchange

SWEPCo Capital I            7.875% Trust Preferred Securities,
                                Series A,  Liquidation amount $25
                                per Preferred Security.....................................  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

       REGISTRANT                                          TITLE OF EACH CLASS
       ----------                                          -------------------
AEP Generating Company                                     None
American Electric Power Company, Inc.                      None
Appalachian Power Company                                  None
Central Power and Light Company                            4.00% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                           4.20% Cumulative Preferred Stock, Non-Voting, $100 par value
Columbus Southern Power Company                            None
Indiana Michigan Power Company                             4-1/8% Cumulative Preferred Stock, Non-Voting, $100 par value
Kentucky Power Company None Ohio Power Company             4-1/2% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma                         None
Southwestern Electric Power Company                        4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                           4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                           5.00% Cumulative Preferred Stock, Non-Voting, $100 par value
West Texas Utilities Company                               None

                                                  AGGREGATE MARKET VALUE
                                                 OF VOTING AND NON-VOTING            NUMBER OF SHARES
                                                    COMMON EQUITY HELD               OF COMMON STOCK
                                                   BY NON-AFFILIATES OF               OUTSTANDING OF
                                                    THE REGISTRANTS AT              THE REGISTRANTS AT
                                                      FEBRUARY 1, 2001               FEBRUARY 1, 2001
                                                      ----------------               ----------------
AEP Generating Company                                     None                           1,000
                                                                                    ($1,000 par value)
American Electric Power Company, Inc.                 $13,853,503,196                  322,024,714
                                                                                    ($6.50 par value)
Appalachian Power Company                                  None                         13,499,500
                                                                                      (no par value)
Central Power and Light Company                            None                         6,755,535
                                                                                     ($25 par value)
Columbus Southern Power Company                            None                         16,410,426
                                                                                      (no par value)
Indiana Michigan Power Company                             None                         1,400,000
                                                                                      (no par value)
Kentucky Power Company                                     None                         1,009,000
                                                                                     ($50 par value)
Ohio Power Company                                         None                         27,952,473
                                                                                      (no par value)
Public Service Company of Oklahoma                         None                         9,013,000
                                                                                     ($15 par value)
Southwestern Electric Power Company                        None                         7,536,640
                                                                                     ($18 par value)
West Texas Utilities Company                               None                         5,488,560
                                                                                     ($25 par value)

          NOTE ON MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES

       American Electric Power Company, Inc. owns all of the common stock of AEP Generating Company, Appalachian Power Company, Central Power and Light Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company (see Item 12 herein).

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]. No.


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

                                                                                                  PART OF FORM 10-K
                                                                                                 INTO WHICH DOCUMENT
DESCRIPTION                                                                                        IS INCORPORATED
-----------                                                                                        ---------------
Portions of Annual Reports of the following companies for the fiscal year ended                        Part II
December 31, 2000:

                     AEP Generating Company
                     American Electric Power Company, Inc.
                     Appalachian Power Company
                     Central Power and Light Company
                     Columbus Southern Power Company
                     Indiana Michigan Power Company
                     Kentucky Power Company
                     Ohio Power Company
                     Public Service Company of Oklahoma
                     Southwestern Electric Power Company
                     West Texas Utilities Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2001 Annual                   Part III
Meeting of Shareholders, to be filed within 120 days after December 31, 2000

Portions of Information Statements of the following companies for 2001 Annual                          Part III
Meeting of Shareholders, to be filed within 120 days after December 31,
2000

                     Appalachian Power Company
                     Ohio Power Company

                     -------------------------------------

        THIS COMBINED FORM 10-K IS SEPARATELY FILED BY AEP GENERATING COMPANY, AMERICAN ELECTRIC POWER COMPANY, INC., APPALACHIAN POWER COMPANY, CENTRAL POWER AND LIGHT COMPANY, COLUMBUS SOUTHERN POWER COMPANY, INDIANA MICHIGAN POWER COMPANY, KENTUCKY POWER COMPANY, OHIO POWER COMPANY, PUBLIC SERVICE COMPANY OF OKLAHOMA, SOUTHWESTERN ELECTRIC POWER COMPANY AND WEST TEXAS UTILITIES COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EXCEPT FOR AMERICAN ELECTRIC POWER COMPANY, INC., EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

------------------------------------------------------------------------------
==============================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Glossary of Terms...............................................................................          i

Forward-Looking Information.....................................................................          1

PART I
       Item    1.  Business.....................................................................          2
       Item    2.  Properties...................................................................         35
       Item    3.  Legal Proceedings............................................................         38
       Item    4.  Submission of Matters to a Vote of Security Holders..........................         39
       Executive Officers of the Registrants....................................................         39

PART II
       Item    5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters.....................................................         41
       Item    6.  Selected Financial Data......................................................         42
       Item    7.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition......................................         42
       Item   7A.  Quantitative and Qualitative Disclosures About Market Risk ..................         42
       Item    8.  Financial Statements and Supplementary Data..................................         42
       Item    9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure..................................         42

PART III
       Item   10.  Directors and Executive Officers of the Registrants..........................         43
       Item   11.  Executive Compensation.......................................................         44
       Item   12.  Security Ownership of Certain Beneficial Owners
                        and Management..........................................................         46
       Item   13.  Certain Relationships and Related Transactions...............................         47

PART IV
       Item   14.  Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K.............................................................         48

Signatures......................................................................................         49

Index to Financial Statement Schedules..........................................................        S-1

Independent Auditors' Report....................................................................        S-2

Exhibit Index...................................................................................        E-1

                                GLOSSARY OF TERMS

           The following abbreviations or acronyms used in this Form 10-K are defined below:


   ABBREVIATION OR ACRONYM                                     DEFINITION
   -----------------------                                     ----------
AEGCo..........................................  AEP Generating Company, an electric utility subsidiary of  AEP.
AEP ...........................................    American Electric Power Company, Inc.
AEP System or the System.......................  The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AFUDC..........................................  Allowance for funds used during construction.  Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.
APCo...........................................  Appalachian Power Company, an electric utility subsidiary of AEP.
Btu............................................  British thermal unit.
Buckeye........................................  Buckeye Power, Inc., an unaffiliated corporation.
C3.............................................  C3 Communications, Inc.
CAA............................................  Clean Air Act.
CAAA...........................................  Clean Air Act Amendments of 1990.
CCD Group......................................  CSPCo, CG&E and DP&L.
CERCLA.........................................  Comprehensive Environmental Response, Compensation and Liability Act of 1980.
CG&E...........................................  The Cincinnati Gas & Electric Company, an unaffiliated utility company.
CO2............................................  Carbon dioxide.
Cook Plant.....................................  The Donald C. Cook Nuclear Plant, owned by I&M, located near Bridgman, Michigan.
CPL............................................  Central Power and Light Company, an electric utility subsidiary of AEP.
CSPCo..........................................  Columbus Southern Power Company, an electric utility subsidiary of AEP.
CSW...........................................   Central and South West Corporation.
DOE............................................  United States Department of Energy.
DP&L...........................................  The Dayton Power and Light Company, an unaffiliated utility company.
East Zone Companies of AEP.....................  APCo, CSPCo, I&M, KEPCo and OPCo.
EWG............................................  Exempt wholesale generator.
Federal EPA....................................  United States Environmental Protection Agency.
FERC...........................................  Federal Energy Regulatory Commission (an independent commission within the DOE).
FUCO...........................................  Foreign utility company as defined by PUHCA.
I&M............................................  Indiana Michigan Power Company, an electric utility subsidiary of AEP.
IURC...........................................  Indiana Utility Regulatory Commission.
KEPCo..........................................  Kentucky Power Company, an electric utility subsidiary of AEP.
NOx............................................  Nitrogen oxide.
NPDES..........................................  National Pollutant Discharge Elimination System.
NRC............................................  Nuclear Regulatory Commission.
Ohio EPA.......................................  Ohio Environmental Protection Agency.
OPCo..........................................   Ohio Power Company, an electric utility subsidiary of  AEP.
OVEC...........................................  Ohio Valley Electric Corporation, an electric utility company in which AEP and
                                                   CSPCo own a 44.2% equity interest.
PCBs...........................................  Polychlorinated biphenyls.
PSO............................................  Public Service Company of Oklahoma, an electric utility subsidiary of AEP.
PUCO...........................................  The Public Utilities Commission of Ohio.


   ABBREVIATION OR ACRONYM                                     DEFINITION
   -----------------------                                     ----------
PUHCA..........................................  Public Utility Holding Company Act of 1935, as amended.
QF.............................................  Qualifying facility as defined in the Public Utility Regulatory Policies Act of
                                                   1978.
RCRA...........................................  Resource Conservation and Recovery Act of 1976, as amended.
Rockport Plant.................................  A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana.
SEC............................................  Securities and Exchange Commission.
SEEBOARD.......................................  SEEBOARD Group plc, Crawley, West Sussex, United Kingdom.
Service Corporation............................  American Electric Power Service Corporation, a service subsidiary of AEP.
SO2............................................  Sulfur dioxide.
SO2 Allowance..................................  An allowance to emit one ton of sulfur dioxide granted under the Clean Air  Act
                                                   Amendments of 1990.
STP............................................  South Texas Project Nuclear Generating Plant, owned 25.2% by CPL, located near
                                                   Bay City, Texas.
STPNOC.........................................  STP Nuclear Operating Company, a non-profit Texas corporation which operates STP on behalf of its joint owners including CPL.
SWEPCo.........................................  Southwestern Electric Power Company, an electric utility subsidiary of AEP.
TVA ...........................................  Tennessee Valley Authority.
Vale...........................................  Empresa De Electricidade Vale Paranapanema SA, a Brazilian Electric Distribution
                                                   Company.
VEPCo..........................................  Virginia Electric and Power Company, an unaffiliated utility company.
Virginia SCC...................................  Virginia State Corporation Commission.
West Virginia PSC..............................  Public Service Commission of West Virginia.
West Zone Companies of AEP.....................  CPL, PSO, SWEPCo and WTU.
WTU............................................  West Texas Utilities Company, an electric utility subsidiary of AEP.
Zimmer or Zimmer Plant.........................  Wm. H. Zimmer Generating Station, commonly owned by CSPCo, CG&E and DP&L.

FORWARD-LOOKING INFORMATION


       This report made by AEP and certain of its subsidiaries includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect assumptions and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from forward-looking statements are:

       - Electric load and customer growth.

       - Abnormal weather conditions.

       - Available sources of and prices for coal and gas.

       - Availability of generating capacity.

       - The impact of the merger with CSW, including the ability of the combined companies to realize the synergies expected as a result of the combination.

       - The timing of the implementation of AEP's restructuring plan.

       - Risks related to energy trading and construction under contract.

       - The speed and degree to which competition is introduced to our power generation business.

       - The structure and timing of a competitive market for electricity and its impact on prices.

       - The ability to recover net regulatory assets, other stranded costs and implementation costs in connection with deregulation of generation in certain states.

      -  New legislation and government regulations.

      -  The ability of AEP to successfully control its costs.

      -  The success of new business ventures.

      -  International developments affecting AEP's foreign investments.

      -  The effects of fluctuations in foreign currency exchange rates.

      - The economic climate and growth in AEP's service and trading territories, both domestic and foreign.

      - The ability of AEP to comply with or to challenge successfully new environmental regulations and to litigate successfully claims that AEP violated the CAA.

      - Inflationary trends.

      - Changes in electricity and gas market prices.

      - Successful resolution of litigation regarding municipal franchise fees in Texas.

      - Successful appeal of decision in connection with COLI litigation.

      - Interest rates.

      - Other risks and unforeseen events.

PART I ========================================================================



Item 1.      BUSINESS

------------------------------------------------------------------------------

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

           The service area of AEP's domestic electric utility subsidiaries covers portions of the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. The generating and transmission facilities of AEP's subsidiaries are physically interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. The electric utility subsidiaries of AEP, which do business as "American Electric Power," have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers.

           At December 31, 2000, the subsidiaries of AEP had a total of 26,376 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:

         APCo (organized in Virginia in 1926) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 909,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 2000, APCo and its wholly owned subsidiaries had 2,846 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

         CPL (organized in Texas in 1945) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 680,000 customers in southern Texas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2000, CPL had 1,444 employees. Among the principal industries served by CPL are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment.

         CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 668,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 2000, CSPCo had 1,264 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Approximately 80% of CSPCo's retail revenues are derived from the Columbus area. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP

     System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

         I&M (organized in Indiana in 1925) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 565,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 2000, I&M had 2,965 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

         KEPCo (organized in Kentucky in 1919) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 172,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 2000, KEPCo had 451 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

         Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 45,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 2000, Kingsport Power Company had 62 employees.

         OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 696,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 2000, OPCo and its wholly owned subsidiaries had 3,532 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

         PSO (organized in Oklahoma in 1913) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 499,000 customers in eastern and southwestern Oklahoma, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2000, PSO had 1,005 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods.

         SWEPCo (organized in Oklahoma in 1912) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 428,000 customers in northeastern Texas, northwestern Louisiana, and western Arkansas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2000, SWEPCo had 1,243 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities.

         Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 42,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 2000, Wheeling Power Company had 75 employees.

         WTU (organized in Texas in 1927) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 190,000 customers in west and central Texas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2000, WTU had 718 employees. The principal industry served by WTU is agriculture. The territory served by WTU also includes several military installations and correctional facilities.

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

AEP-CSW MERGER

       On June 15, 2000, CSW merged with and into a wholly owned merger subsidiary of AEP with CSW being the surviving corporation. The merger was pursuant to an Agreement and Plan of Merger, dated as of December 21, 1997, that AEP and CSW had entered into. As a result of the merger, each outstanding share of common stock, par value $3.50 per share, of CSW (other than shares owned by AEP or CSW) was converted into 0.6 of a share of common stock, par value $6.50 per share, of AEP.

       CSW's four wholly-owned domestic electric utility subsidiaries are CPL, PSO, SWEPCo and WTU. CSW also has the following principal subsidiaries: CSW International, CSW Energy, SEEBOARD, AEP Credit, Inc., C3 and CSW Energy Services, Inc.

       AEP intends to comply with the following conditions imposed by the FERC as part of the FERC's order approving the merger:

      - Transfer operational control of AEP's east and west transmission systems to fully-functioning, FERC-approved regional transmission organizations by December 15, 2001. See Transmission Services for Non-Affiliates.

      - Two interim transmission-related mitigation measures consisting of market monitoring and independent calculation and posting of available transmission capacity to monitor the operation of AEP's east transmission system.

      - Divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in the Southwest Power Pool (SPP) and 250 MW of capacity in the Electric Reliability Council of Texas (ERCOT). AEP must complete divestiture of the SPP capacity by

         July 1, 2002. AEP has completed divestiture of the ERCOT capacity.

       The FERC found that certain energy sales of SPP and ERCOT capacity would be reasonable and effective interim mitigation measures until completion of the required SPP and ERCOT divestitures. As required by the FERC, the proposed interim energy sales were in effect when the merger was consummated.

REGULATION

   General

       AEP and its subsidiaries are subject to the broad regulatory provisions of PUHCA administered by the SEC. The public utility subsidiaries' retail rates and certain other matters are subject to regulation by the public utility commissions of the states in which they operate. Such subsidiaries are also subject to regulation by the FERC under the Federal Power Act in respect of rates for interstate sale at wholesale and transmission of electric power, accounting and other matters and construction and operation of hydroelectric projects. I&M and CPL are subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant and STP, respectively.

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

           On June 20, 1995, the SEC released a report from its Division of Investment Management recommending a conditional repeal of PUHCA, including its limits on financing and on geographic and business diversification. Specific federal authority, however, would be preserved over access to the books and records of registered holding company systems, audit authority over registered holding companies and their subsidiaries and oversight over affiliate transactions. This authority would be transferred to the FERC. Following the report, legislation was introduced in Congress to repeal PUHCA and transfer certain federal authority to the FERC as recommended in the SEC report. Since 1997, such PUHCA repeal language has been part of broader legislation regarding changes in the electric industry. Such legislation, both as a separate bill and as part of broader electricity restructuring legislation, was reintroduced in 1999 and 2000. Legislative hearings were held but no PUHCA repeal legislation was passed by either the House of Representatives or Senate. It is expected that a number of bills contemplating PUHCA repeal separately and the restructuring of the electric utility industry will be introduced in the current Congress. See Competition and Business Change. If PUHCA is repealed, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.

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

       Legislation has been introduced in Congress to repeal PUHCA or modify its provisions governing intra-system transactions. The effect of repeal or amendment of PUHCA on AEP's intra-system transactions depends on whether the assurance of full cost recovery is eliminated immediately or phased in and whether it is eliminated for all intra-system transactions or only some. If the cost recovery assurance is eliminated immediately for all intra-system transactions, it could have a material adverse effect on results of operations and financial condition of AEP and OPCo. Current legislation grandfathers transactions legally authorized on the effective date of PUHCA repeal.

   Conflict of Regulation

       Public utility subsidiaries of AEP can be subject to regulation of the same subject matter by two or more jurisdictions. In such situations, it is possible that the decisions of such regulatory bodies may conflict or that the decision of one such body may affect the cost of providing service, and so the rates, in another jurisdiction. In a case involving OPCo, the U.S. Court of Appeals for the District of Columbia held that the determination of costs to be charged to associated companies by the SEC under PUHCA precluded the FERC from determining that such costs were unreasonable for ratemaking purposes. The U.S. Supreme Court also has held that a state commission may not conclude that a FERC approved wholesale power agreement is unreasonable for state ratemaking purposes. Certain actions that would overturn these decisions or otherwise affect the jurisdiction of the SEC and FERC are under consideration by the U.S. Congress and these regulatory bodies. Such conflicts of jurisdiction often result in litigation and, if resolved adversely to a public utility subsidiary of AEP, could have a material adverse effect on the results of operations or financial condition of such subsidiary or AEP.

CLASSES OF SERVICE

       The principal classes of service from which the domestic electric utility subsidiaries of AEP derive revenues and the amount of such revenues (from kilowatt-hour sales) during the year ended December 31, 2000 are as follows:


                                                              AEP
                                                           SYSTEM(a)               AEGCO              APCO
                                                           ---------               -----              ----
                                                                              (IN THOUSANDS)
Retail
   Residential......................................        $3,517,058                 $0          $593,636
   Commercial.......................................         2,451,068                  0           310,478
   Industrial.......................................         2,443,750                  0           362,303
   Miscellaneous....................................           213,620                  0            37,070
                                                            ----------            --------        ---------
         Total Retail...............................         8,625,496                  0         1,303,487
Wholesale (sales for resale)........................         1,795,041            228,304           506,365
                                                            ----------            -------         ---------
         Total from KWH Sales.......................        10,420,537            228,304         1,809,852
Other Operating Revenues and Refunds................           406,895                212            54,135
                                                           -----------           --------        ----------
         Total Electric Operating Revenues..........       $10,827,432           $228,516        $1,863,987
                                                           ===========           ========        ==========



                                                                  CPL              CSPCO
                                                                  ---              -----
                                                                        (IN THOUSANDS)
Retail
   Residential......................................          $651,580          $473,986
   Commercial.......................................           460,433           434,785
   Industrial.......................................           370,161           145,326
   Miscellaneous....................................            49,204            18,176
                                                                ------            ------
         Total Retail...............................         1,531,378         1,072,273
Wholesale (sales for resale)........................           140,671           243,827
                                                               -------           -------
         Total from KWH Sales.......................         1,672,049         1,316,100
Other Operating Revenues and Refunds................            99,128            42,250
                                                                ------            ------
         Total Electric Operating Revenues..........        $1,771,177        $1,358,350
                                                            ==========        ==========

                                                             I&M          KEPCO            OPCO           PSO
                                                           ------        -------          -------        -------
                                                                               (IN THOUSANDS)
Retail
   Residential......................................       $340,484       $112,707        $429,491       $361,853
   Commercial.......................................        269,650         62,431         278,224        278,940
   Industrial.......................................        334,622         93,111         548,599        198,498
   Miscellaneous....................................          6,689            950           8,426         11,372
                                                         ----------       --------      ----------       --------
         Total Retail...............................        951,445        269,199       1,264,740        850,663
Wholesale (sales for resale)........................        557,235        120,482         894,253         93,993
                                                         ----------       --------      ----------       --------
         Total from KWH Sales.......................      1,508,680        389,681       2,158,993        944,656

Other Operating Revenues and Refunds................         41,907         20,722          80,638         17,953
                                                         ----------       --------      ----------       --------
         Total Electric Operating Revenues..........     $1,550,587       $410,403      $2,239,631       $962,609
                                                         ==========       ========      ==========       ========

                                                                SWEPCO          WTU
                                                               --------      --------
                                                                  (IN THOUSANDS)
Retail
   Residential......................................           $328,873      $164,973
   Commercial.......................................            219,318        97,583
   Industrial.......................................            273,430        65,517
   Miscellaneous....................................             31,782        46,060
                                                             ----------      --------
         Total Retail...............................            853,403       374,133
Wholesale (sales for resale)........................            240,792       150,986
                                                             ----------      --------
         Total from KWH Sales.......................          1,094,195       525,119
                                                                              -------
Other Operating Revenues and Refunds................             30,015        47,675
                                                             ----------      --------
         Total Electric Operating Revenues..........         $1,124,210      $572,794
                                                             ==========      ========

------------------------
(a) Includes revenues of other subsidiaries not shown and elimination of intercompany transactions.

SALE OF POWER

           AEP's electric utility subsidiaries own or lease generating stations with total generating capacity of 38,033 megawatts. See Item 2 for more information regarding the generating stations. They operate their generating plants as a single interconnected and coordinated electric utility system and, in the east zone, share the costs and benefits in the AEP System Power Pool. Most of the electric power generated at these stations is sold, in combination with transmission and distribution services, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See Rates and

Regulation. Some of the electric power is sold at wholesale to non-affiliated companies.

   AEP System Power Pool

       APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months. In addition, since 1995, APCo, CSPCo, I&M, KEPCo and OPCo have been parties to the AEP System Interim Allowance Agreement which provides, among other things, for the transfer of SO2 Allowances associated with transactions under the Interconnection Agreement.

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

       The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1998, 1999 and 2000:

                           1998(a)         1999(a)        2000(a)
                           ----            ----           ----
                                       (IN THOUSANDS)

APCo.................      $(142,500)        $(89,100)      $(274,000)
CSPCo................       (146,800)        (184,500)       (250,400)
I&M..................        (86,100)         (61,700)         93,900
KEPCo................         34,000           23,700         (21,500)
OPCo.................        341,400          311,600         452,000

-----------------------
(a) Includes credits and charges from allowance transfers related to the transactions.



           CPL, PSO, SWEPCo, WTU, and AEP Service Corporation are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement). The CSW Operating Agreement requires the operating companies of the west zone to maintain specified annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other AEP subsidiaries as capacity commitments. The CSW Operating Agreement also delegates to AEP Service Corporation the authority to coordinate the acquisition, disposition, planning, design and construction of generating units and to supervise the operation and maintenance of a central control center. The CSW Operating Agreement has been accepted for filing and allowed to become effective by the FERC.

   Wholesale Sales of Power to Non-Affiliates

       AEP's electric utility subsidiaries also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made by the AEP System Power Pool and then allocated among APCo, CSPCo, I&M, KEPCo and OPCo based on member-load-ratios or made by individual companies pursuant to various long-term power agreements.

           Reference is made to the footnote to the financial statements entitled Commitments and Contingencies that is incorporated by reference in Item 8 for information with respect to AEP's long-term agreements to sell power.

TRANSMISSION SERVICES

           AEP's electric utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2 for more information regarding the transmission and distribution lines. AEP's electric utility subsidiaries operate their transmission lines as a single interconnected and coordinated system and share the cost and benefits in the AEP System Transmission Pool. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See Rates and Regulation. As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

       The following table shows the net (credits) or charges allocated among the parties to the Transmission Agreement during the years ended December 31, 1998, 1999 and 2000:

                         1998               1999              2000
                         ----               ----              ----
                                      (IN THOUSANDS)
APCo...........          $(2,400)          $(8,300)          $(3,400)
CSPCo..........           35,600            39,000            38,300
I&M............          (44,100)          (43,900)          (43,800)
KEPCo..........           (6,000)           (4,300)           (6,000)
OPCo...........           16,900            17,500            14,900

       CPL, PSO, SWEPCo, WTU, and AEP Service Corporation are parties to a Transmission Coordination Agreement originally dated as of January 1, 1997
(TCA). The TCA establishes a coordinating committee, which is charged with the responsibility of overseeing the coordinated planning of the transmission facilities of the west zone operating subsidiaries, including the performance of transmission planning studies, the interaction of such subsidiaries with independent system operators (ISO) and other regional bodies interested in transmission planning and compliance with the terms of the Open Access Transmission Tariff (OATT) filed with the FERC and the rules of the FERC relating to such tariff.

       Under the TCA, the west zone operating subsidiaries have delegated to AEP Service Corporation the responsibility of monitoring the reliability of their transmission systems and administering the OATT on their behalf. The TCA also provides for the allocation among the west zone operating subsidiaries of revenues collected for transmission and ancillary services provided under the OATT. The TCA has been accepted for filing by the FERC effective as of January 1, 1997, and is the subject of proceedings commenced to consider the reasonableness of its terms and conditions.

   Transmission Services for Non-Affiliates

       AEP's electric utility subsidiaries and other System companies also provide transmission services for non-affiliated companies.

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

           During 1998 and 1999 AEP engaged in discussions with Consumers Energy Company, FirstEnergy Corp., Detroit Edison Company and VEPCo regarding the development of the Alliance RTO which may take the form of an ISO or an independent transmission company (Transco), depending upon the occurrence of certain conditions. The Transco, if formed, would operate transmission assets that it would own, and also would operate other owners' transmission assets on a contractual basis. In 1999, these companies filed with the FERC a proposal to form the RTO. In December 1999, the FERC approved the Alliance RTO, conditioned upon certain changes to the proposal relating to governance of the RTO, resolution of intra-RTO conflicts and establishment of a rate structure. On January 24, 2001, the FERC approved the compliance filing made by the Alliance RTO in September 2000 and generally accepted the responses to the changes proposed in the December 1999 FERC order. The January 2001 FERC order also directed the Alliance companies to file their actual rates no later than 120 days prior to the commencement of operations by the Alliance RTO.

COORDINATION OF EAST AND WEST ZONE OPERATING SUBSIDIARIES

           AEP's System Integration Agreement provides for the integration and coordination of AEP's east and west zone operating subsidiaries, joint dispatch of generation within the AEP System, and the distribution, between the two operating zones, of costs and benefits associated with the System's generating plants. It is designed to function as an umbrella agreement in addition to the AEP Interconnection Agreement and the CSW Operating Agreement, each of which will continue to control the distribution of costs and benefits within each zone.

        AEP's System Transmission Integration Agreement provides for the integration and coordination of the planning, operation and maintenance of the transmission facilities of AEP's east and west zone operating subsidiaries. Like the System Integration Agreement, the System Transmission Integration Agreement functions as an umbrella agreement in addition to the AEP Transmission Agreement and the Transmission Coordination Agreement. The System Transmission Integration Agreement contains two service schedules that govern:

       -      The allocation of transmission costs and revenues.

       - The allocation of third-party transmission costs and revenues and System dispatch costs.

The Transmission Integration Agreement anticipates that additional service schedules may be added as circumstances warrant.

OVEC

       AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio, owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The DOE demand under OVEC's power agreement, which is subject to change from time to time, is 800,000 kilowatts. On April 1, 2001, it is scheduled to decrease to approximately 600,000 kilowatts. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. APCo, CSPCo, I&M and OPCo, as sponsoring companies, are entitled to receive from OVEC, and are obligated to pay for, the power not required by DOE, which averaged 42.1% in 2000. On September 29, 2000, DOE issued a notice of cancellation of the power agreement. DOE will therefore not be entitled to any OVEC capacity beyond August 31, 2001. The sponsoring companies will be entitled to all OVEC capacity in proportion to their power participation ratios (approximately 2,200MW) beginning September 1, 2001.

BUCKEYE

       Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 25 of the rural electric cooperatives which operate in the State of Ohio at 331 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on December 22, 2000, was recorded at 1,304,134 kilowatts.

       In January 2000, OPCo and National Power Cooperative, Inc. (NPC), an affiliate of Buckeye, entered into an agreement, subject to specified conditions, relating to construction and operation of a 510 mw gas-fired electric generating peaking facility to be owned by NPC. From the commercial operation date (expected in early 2002) until the end of 2005, OPCo will be entitled to the power generated by the facility, and responsible for the fuel and other costs of the facility. After 2005, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the facility, and both parties will generally be responsible for the fuel and other costs of the facility. OPCo will also provide certain back-up power to NPC. AEP Pro Serv, Inc. will provide engineering, procurement and construction for the facility.

CERTAIN INDUSTRIAL CUSTOMERS

       Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation), operates a major aluminum reduction plant in the Ohio River Valley at Ravenswood, West Virginia. The power requirement of such plant presently is approximately 357,000 kilowatts. OPCo is providing electric service pursuant to a contract approved by the PUCO for the period July 1, 1996 through July 31, 2003.

AEGCO

       Since its formation in 1982, AEGCo's business has consisted of the ownership and financing of its 50% interest in the Rockport Plant and, since 1989, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M and KEPCo pursuant to unit power agreements. Pursuant to these unit power agreements, AEGCo is entitled to recover its full cost of service from the purchasers and will be entitled to recover future increases in such costs, including increases in fuel and capital costs. See Unit Power Agreements. Pursuant to a capital funds agreement, AEP has agreed to provide cash capital contributions, or in certain circumstances subordinated loans, to AEGCo, to the extent necessary to enable AEGCo, among other things, to provide its proportionate share of funds required to permit continuation of the commercial operation of the Rockport Plant and to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party. See Capital Funds Agreement.

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

COMPETITION AND BUSINESS CHANGE

   General

       The public utility subsidiaries of AEP, like many other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. Proposals are being made and legislation has been enacted in Arkansas, Michigan, Ohio, Oklahoma, Texas, Virginia and West Virginia that would also require electric utilities to sell distribution services separately. These measures generally allow competition in the generation and sale of electric power, but not in its transmission and distribution.

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

       Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters and the footnote to the financial statements entitled Industry Restructuring incorporated by reference in Items 7 and 8, respectively, for further information with respect to competition and business change.

   AEP Position on Competition

       AEP favors freedom for customers to purchase electric power from anyone that they choose. Generation and sale of electric power would be in the competitive marketplace. To facilitate reliable, safe and efficient service, AEP supports creation of independent system operators to operate the transmission system in a region of the United States. AEP's working model for industry restructuring envisions a progressive transition to full customer choice. Implementation of these measures would require legislative changes and regulatory approvals.

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

   Retail

       The public utility subsidiaries of AEP generally (except in Ohio) have the exclusive right to sell electric power at retail within their service areas, with the exception of Virginia and Texas beginning in 2002 and Ohio. However, they do compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to self-generation, the public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.

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

   AEP Restructuring Plan

       As a result of deregulating legislation that has been enacted or is being considered in most of the states in which the AEP public utility subsidiaries provide service, AEP has reassessed the corporate ownership of its public utility subsidiaries' assets. Deregulating legislation in some of the states requires the separation of generation assets from transmission and distribution assets. On November 1, 2000, AEP filed with the SEC under PUHCA for approval of a restructuring plan in part to meet the requirements of this legislation.

       AEP's restructuring plan is designed to align its legal structure and business activities with the requirements of deregulation. AEP's plan contemplates the formation of two first tier subsidiaries that would hold the following public utility assets:

       - A subsidiary would hold the assets of (i) public utility subsidiaries that remain subject to regulation by at least one state utility commission and (ii) foreign utility subsidiaries subject to regulation as to rates or tariffs. AEP intends for this subsidiary ultimately to hold all transmission and distribution assets.

       - A subsidiary would hold public utility and non-utility subsidiaries that derive their revenues from competitive activity. AEP intends for this subsidiary to ultimately hold all generation assets not subject to regulation.

NEW BUSINESS DEVELOPMENT

       AEP has expanded its business to non-regulated energy activities through several subsidiaries, including AEP Energy Services, Inc. (AEPES), AEP Resources, Inc. (Resources), AEP Pro Serv, Inc. (formerly AEP Resources Service Company) (Pro Serv) and AEP Communications, LLC (AEP Communications).

   Wholesale Business Operations

      Various AEP subsidiaries, including AEPES, engage in wholesale business operations that focus primarily upon the following activities:

       - Trade and market energy commodities, including electric power, natural gas, natural gas liquids, oil, coal, and SO2 allowances in North America and Europe.

       - Provide price-risk management services and liquidity through a variety of energy-related financial instruments, including exchange-traded futures and over-the-counter forward, option, and swap agreements.

       - Enter into long-term transactions to buy or sell capacity, energy, and ancillary services of electric generating facilities, either existing or to be constructed, at various locations in North America and Europe.

       - Optimize trading and marketing through a diversified portfolio of owned assets and structured third party arrangements, including:

              -  Power generation facilities.

              -  Natural gas pipeline, storage and processing facilities.

              -  Coal mines and related facilities.

              -  Other transportation and fuel supply related assets.

       - Acquire, develop, engineer, construct, operate and maintain owned and third party exempt wholesale generation and cogeneration facilities and ancillary energy-related assets.

      AEP's subsidiaries are engaged in the engineering and construction for third parties of three power plants in the U. S. with a capacity of 1,910 MW. These plants, which are listed below, will be natural gas-fired facilities that are scheduled to be completed from 2001 to 2003. These projects synchronize the wholesale business through the integration of trading, marketing, engineering, construction and operations.

       - AEP subsidiaries reached agreement with The Dow Chemical Company to construct a 900MW cogeneration facility in Louisiana. Commercial operation is expected in 2003.

       - AEP subsidiaries reached agreement with Buckeye (an Ohio electric cooperative) to construct and operate a 510 MW peaking facility in Ohio. This agreement entitles AEP to 100% of the facility's capacity and energy in the upfront operating years through 2005. Commercial operation is expected in 2002.

       - AEP subsidiaries reached agreement with Twelvepole Creek, LLC, a subsidiary of Columbia Electric, which was subsequently acquired by Orion Power Holdings, Inc., to engineer, procure and construct a 500 MW peaking facility in West Virginia. Commercial operation is expected in May 2001.

      Houston Pipe Line Company: AEP subsidiaries reached agreement to acquire Houston Pipe Line Company (HPL) and its Bammel Storage Facility (one of the largest natural gas storage facilities in North America). HPL is a Texas intrastate pipeline and, along with Resources' midstream gas assets discussed below which were acquired in 1998, will provide a daily gas capacity of approximately 3.5 billion cubic feet, more than 6,400 miles of natural gas pipeline and a total storage capacity of approximately 128 billion cubic feet of high injection and withdrawal capabilities.

      ICEX: AEP subsidiaries reached agreement to participate and to make an equity investment in a new internet-based electronic trading system Intercontinental Exchange, L.L.C. (ICEX) that enables participants to initiate, negotiate, and execute trades in the crude oil, natural gas, and spot and forward energy markets. Other investors include global energy companies and leading investment banking firms. This interest, along with an earlier investment in Altra Energy Technologies, Inc., provides additional liquidity trading points for the wholesale trading and marketing platform.

      CSW Energy: CSW Energy presently owns interests in operating power projects located in Colorado, Florida and Texas. In addition to these projects, CSW Energy has other projects in various stages of development.

       - CSW Energy has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility began in the fourth quarter of 1999, with expected operation in the second or third quarter of 2001. Excess electricity generated by the plant will be sold in the wholesale market.

       - In October 1999, GE Capital Structured Finance Group purchased 50% of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million. The agreement between CSW Energy and GE Capital Structured Financial Group provides for additional payments to CSW Energy subject to completion of a planned expansion of the Sweeny cogeneration facility, which may be operational in the second quarter of 2001.

      CSW International: CSW International currently holds investments in the United Kingdom, Mexico and South America.

      CSW International and its 50% partner, Scottish Power plc, have entered into a joint venture to construct and operate the South Coast Power Project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately Pound Sterling 19 million of the

Pound Sterling 190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U. S. dollar equivalent at December 29, 2000 would be $28.4 million and $284.1 million respectively, using a conversion rate of Pound Sterling 1.00 equals $1.4953. Construction of the project began in March 1999, and commercial operation has begun though it is not yet running at full capacity.

       Through November 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. In 1998, CSW International also extended $100 million of debt convertible into equity in Vale. In December 1999, CSW International converted $69 million of that $100 million of debt into equity, thereby raising its equity interest in Vale to 44%. CSW International anticipates converting the remaining debt and accrued interest to equity in Caiua, a subsidiary of Vale, on December 1, 2001.

       CSW International invested $110 million from September through November 1997 for 5% of the common stock of Gener, a Chilean electric company. This investment was sold in December 2000 for $67 million.

   Resources

       Resources' primary business is development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other energy-related domestic and international investment opportunities and projects. Resources has business development offices in London; Beijing; Columbus, Ohio; Sydney and Washington D.C.

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

       In December 1999, Resources contributed $47,000,000 to acquire a 50% interest in the Bajio power project in Mexico. The Bajio project is a 600 megawatt natural gas-fired, combined cycle plant and related assets located approximately 160 miles from Mexico City. Bechtel Power Corporation, an affiliate of Resources' partner (InterGen), will build the facility, which is estimated to cost $430,000,000. Approximately 80% of the project costs will be provided by third party debt, some of which will be supported by letters of credit issued on behalf of Resources. The facility will be operated and managed by one or more companies jointly owned by Resources and InterGen. Bajio has a 25-year contract to sell 495 megawatts of the plant's output to Mexico's federally owned electric system; the remainder is expected to be sold to industrial customers in the region. The Bajio project was approximately 60% completed as of December 31, 2000 and construction is expected to be completed in the fall of 2001.

       Resources, through AEP Resources Australia Pty., Ltd., a special purpose subsidiary of Resources, owns a 20% interest in Pacific Hydro Limited. Pacific Hydro is principally engaged in the development and operation of, and ownership of interests in, hydroelectric facilities in the Asia Pacific region. Currently, Pacific Hydro has interests in six hydroelectric units and one wind farm unit that operate or are under construction in Australia and the Philippines. The hydroelectric facilities in which Pacific Hydro had interests as of December 31, 2000 (including those under construction) had total design capacity of approximately 181 megawatts.

       Resources owns midstream gas assets, including:

       -      A 2,000-mile intrastate pipeline system in Louisiana.

       -      Four natural gas processing plants that straddle the pipeline.

       - A ten billion cubic foot underground natural gas storage facility directly connected to the Henry Hub, the most active gas trading area in North America.

       The pipeline and storage facilities are interconnected to 15 interstate and 23 intrastate pipelines.

       U. K. Electric: Resources and another AEP subsidiary have a 50% interest in Yorkshire Electric Group plc (Yorkshire Electricity) with an indirect wholly-owned subsidiary of Xcel Energy, Inc. Yorkshire Electricity is a United Kingdom independent regional electricity company. It is principally engaged in the supply and distribution of electricity. Yorkshire Electricity has two million distribution customers in its authorized service territory which is comprised of 3,860 square miles and located centrally in the east coast of England.

       In February 2001, AEP entered into an agreement to sell its 50% interest in Yorkshire. The sale is anticipated to be completed in the second quarter of 2001.

       SEEBOARD, a wholly-owned subsidiary of CSW International, is one of the 12 regional electricity companies formed as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. CSW acquired indirect control of SEEBOARD in April 1996. SEEBOARD's principal businesses are the distribution and supply of electricity. In addition, SEEBOARD is engaged in other businesses, including gas supply, electricity generation, and electrical contracting. SEEBOARD's service area covers approximately 3,000 square miles in Southeast England. The area has a population of approximately
4.7 million people with significant portions of the area, such as south London, having a high population density.

       In a joint venture, SEEBOARD Powerlink won a 30-year contract for $1.6 billion to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground, the largest metropolitan rail system in the world. SEEBOARD's partners in the Powerlink consortium are an international electrical engineering group and an international cable and construction group.

       On June 30, 1999, SEEBOARD purchased the 50% interest in Beacon Gas held by BP Amoco. Beacon Gas was a joint venture between SEEBOARD and BP Amoco set up for the supply of gas.

   Pro Serv

       Pro Serv offers engineering, construction, project management and other consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.

   AEP Communications

       AEP Communications markets wholesale, high capacity, fiber optic services, colocation, and wireless tower infrastructure services under the C3 brand. In addition to expanding its fiber optic network during 2000, AEP Communications joined with several other energy and telecommunications companies to form AFN Communications, LLC. (AFN). AFN is a super regional telecommunications company that provides long haul fiber optic capacity to competitive local exchange carriers, wireless carriers and long distance companies. AFN does business in New York, Pennsylvania, Virginia, West Virginia, Ohio, Indiana, Michigan, Illinois, and Kentucky, with plans to expand nationally, and has approximately 10,000 route miles of fiber optic network. C3, an entity that was acquired through the merger with CSW, is engaged in providing fiber optic and collocation services in Texas, Louisiana, Oklahoma, Arkansas, and Kansas. C3 does business as C3 Networks and has approximately 5,300 route miles of fiber optic network. AEP Communications also joined with Touch America, Inc. to form American Fiber Touch, LLC, an entity that will construct, own, and market a long haul fiber optic route that interconnects the AEP Communications and C3 through Illinois and Missouri.

       AEP Communications and C3 also operate business units engaged in marketing energy information. AEP Communications offers a portfolio of energy information data and analysis tools designed to help customers identify energy and cost saving opportunities. C3's energy information services include:

       -      Meter reading, validation and settlement services.

       -      Automated meter reading equipment sales and leasing.

       -      Energy information services.

       -      Equipment sales and services.

       Since the merger of AEP and CSW, a realignment of the energy information business units has taken place through the formation of Datapult Limited Partnership. Energy information services will be offered under the Datapult brand. Evaluation of partnerships and acquisitions will also be a key element of growth for Datapult Limited Partnership in 2001.

   SEC Limitations

       AEP has received approval from the SEC under PUHCA to issue and sell securities in an amount up to 100% of its average quarterly consolidated retained earnings balance (such average balance was approximately $3.4 billion for the twelve months ended December 31, 2000) for investment in exempt wholesale generators and foreign utility companies. Resources expects to continue its pursuit of new and existing energy generation and delivery projects worldwide.

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

CONSTRUCTION PROGRAM

   New Generation

       The AEP System is continuously involved in assessing the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate. Thus, System reinforcement plans are subject to change, particularly with the restructuring of the electric utility industry and the move to increasing competition in the marketplace. See Competition and Business Change.

       Committed or anticipated capability changes to the AEP System's generation resources include:

       - Purchase from an independent power producer's hydro project with an expected capacity value of 28 megawatts, commencing June 1, 2001.

       - Expiration of the Rockport Unit 2 sale of 250 megawatts to Carolina Power & Light Company, an unaffiliated company, on December 31, 2009.

       Apart from these changes and temporary power purchases that can be arranged, there are no specific commitments for additions of new generation resources on the AEP System. Given the restructuring taking place in the industry, the extent of the need of AEP's operating companies for any additional generation resources in the foreseeable future is highly uncertain.

   Proposed Transmission Facilities

       On September 30, 1997, APCo refiled applications in Virginia and West Virginia for certificates to build the Wyoming-Cloverdale

765,000-volt Project. The preferred route for this line is approximately 132 miles in length, connecting APCo's Wyoming Station in southern West Virginia to APCo's Cloverdale Station near Roanoke, Virginia. APCo's estimated cost for the Wyoming-Cloverdale Project is $283,254,000, assuming a 2004 in-service date.

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

       West Virginia: On May 27, 1998, the West Virginia PSC issued an order granting APCo's application for a certificate with respect to the Wyoming-Cloverdale 765,000-volt Project. On October 27, 2000, APCo filed with the West Virginia PSC a request to amend the certificate by adding the alternative end point of Jacksons Ferry in Virginia as discussed below under Virginia.

       Virginia: Following several procedural delays and Hearing Examiner's rulings, APCo filed a study in May 1999 identifying the Wyoming-Jacksons Ferry Project as an alternative project to the Wyoming-Cloverdale Project. The Jacksons Ferry Project proposes a line from Wyoming Station in West Virginia to APCo's existing 765,000-volt Jacksons Ferry Station in Virginia. APCo estimates that the Wyoming-Jacksons Ferry line would be between 82-100 miles in length, including 32 miles in West Virginia previously certified. In May 2000, the Virginia SCC held an evidentiary hearing to consider both projects. On October 2, 2000, the Hearing Examiner's report to the Virginia SCC recommended approval of the Wyoming-Jacksons Ferry Alternative Project. The matter is pending before the Virginia SCC. APCo's estimated cost for the Wyoming-Jacksons Ferry Project is $232,455,000, assuming a 2004 in-service date.

       Proposed Completion Schedule: If the Virginia SCC and West Virginia PSC issue the required certificates, APCo will cooperate with the Forest Service to complete the EIS process and obtain the federal permits. The Forest Service has begun preliminary work on a supplement to the Draft EIS. APCo has also begun required consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act.

       Management estimates that neither project can be completed before the winter of 2004/2005. However, given the findings in the Draft EIS, APCo cannot presently predict the schedule for completion of the federal permitting process.

   Construction Expenditures

       The following table shows construction expenditures during 1998, 1999 and 2000 and current estimates of 2001 construction expenditures, in each case including AFUDC but excluding assets acquired under leases.

                       1998        1999           2000         2001
                      ACTUAL      ACTUAL         ACTUAL      ESTIMATE
                      ------      ------         ------      --------
                                     (IN THOUSANDS)
AEP System (a)....    $792,100    $866,900    $1,773,400    $2,077,400
   AEGCo..........       6,600       8,300         5,200         3,200
   APCo...........     204,900     211,400       199,300       394,800
   CPL............     126,600     255,800       199,500       295,000
   CSPCo..........     115,300     115,300       128,000       146,300
   I&M............     148,900     165,300       171,100       127,900
   KEPCo..........      43,800      44,300        36,200        53,400
   OPCo...........     185,200     193,900       254,000       447,700
   PSO............      70,100     104,500       176,900       136,600
   SWEPCo.........      84,500     112,900       120,200       123,700
   WTU............      37,600      52,600        64,500        77,500

-----------------------

(a)    Includes expenditures of other subsidiaries not shown..

     Reference is made to the footnote to the financial statements entitled Commitments and Contingencies incorporated by reference in Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years.

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

       Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1998, 1999 and 2000 and the current estimate for 2001 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.

                         1998       1999          2000         2001
                        ACTUAL     ACTUAL        ACTUAL     ESTIMATE
                        ------     ------        ------     --------
                                       (IN THOUSANDS)
AEGCo................        $800         $8          $70         $100
APCo.................      25,000     24,500        2,100      203,100
CPL..................         (a)        (a)          (a)        3,300
CSPCo................       5,300     10,600        6,600       17,700
I&M..................      13,000      4,500        1,900        7,600
KEPCo................       4,600      1,900          400       23,300
OPCo.................      27,100     37,400       91,200      271,900
PSO..................         (a)        (a)          (a)        1,000
SWEPCo...............         (a)        (a)          (a)       13,200
WTU..................         (a)        (a)          (a)        1,100
                          -------    -------     --------     --------
   AEP System (a).....    $75,800    $78,908     $102,270     $542,300
                          =======    =======     ========     ========

-----------------------
(a) Amounts not available for west zone companies of AEP prior to AEP-CSW merger.

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

       AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as unsecured debt and leasing arrangements, including the leasing of utility assets and coal mining and transportation equipment and facilities. Pollution control revenue bonds have been used in the past and may be used in the future in connection with the construction of pollution control facilities; however, Federal tax law has limited the utilization of this type of financing except for purposes of certain financing of solid waste disposal facilities and of certain refunding of outstanding pollution control revenue bonds issued before August 16, 1986.

       New projects undertaken by AEP's other unregulated subsidiaries are generally financed through equity funds provided by AEP, non-recourse debt incurred on a project-specific basis, debt issued by such subsidiaries or through a combination thereof. See New Business Development and Item 7 for additional information concerning AEP's other unregulated subsidiaries.

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

       All of the eleven states served by the AEP System, as well as the FERC, either currently permit the incorporation of fuel adjustment clauses in a utility company's rates and tariffs, which are designed to permit upward or downward adjustments in revenues to reflect increases or decreases in fuel costs above or below the designated base cost of fuel set forth in the particular rate or tariff, or currently permit the inclusion of specified levels of fuel costs as part of such rate or tariff.

       AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System. In addition, current rate regulation may, and in the case of Ohio, Texas and Virginia will, be subject to significant revision. See Competition and Business Change.

FUEL SUPPLY

       The following table shows the sources of power generated by the AEP
System:

                                1996    1997     1998    1999     2000
                                ----    ----     ----    ----     ----
Coal........................     73%      76%     79%      79%     78%
Gas.........................     12%      12%     14%      15%     13%
Nuclear.....................     11%       8%      3%       3%      5%
Hydroelectric and other.....      4%       4%      4%       3%      4%

       Variations in the generation of nuclear power are primarily related to refueling outages and, in 1997 through 1999, the shutdown of the Cook Plant to respond to issues raised by the NRC.

   Natural Gas

       AEP consumed over 273 billion cubic feet of natural gas during 2000 for the system operating companies, which ranks them as the fourth largest consumer of natural gas in the United States. A majority of the gas fired electric generation plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. Natural gas requirements for each plant are supplied by a portfolio of long-term and short-term purchase and transportation agreements which are acquired on a competitive basis and based on market prices.

   Coal and Lignite

       The Clean Air Act Amendments of 1990 provide for the issuance of annual allowance allocations covering sulfur dioxide emissions at levels below historic emission levels for many coal-fired generating units of the AEP System. Phase I of this program began in 1995 and Phase II began in 2000, with both phases requiring significant changes in coal supplies and suppliers. The full extent of such changes, particularly in regard to Phase II, however, has not been determined. See Environmental and Other Matters -- Air Pollution Control -- Title IV Acid Rain Program for the current compliance plan.

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

       Western coal purchased by System companies is transported by rail to an affiliated terminal on the Ohio River for transloading to barges for delivery to generating stations on the river. Subsidiaries of AEP own 3,030 coal hopper cars and lease an additional 4,079 coal hopper cars to be used in unit train movements. Subsidiaries of AEP lease 15 towboats, 492 jumbo barges and 145 standard barges. Subsidiaries of AEP also own or lease coal transfer facilities at various other locations.

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



                                                               1996(a)       1997(a)       1998(a)       1999(a)         2000
                                                               ----          ----          ----          ----            ----
Total coal delivered to
   AEP operated plants   (thousands of tons)...........        51,030        54,292        54,004        54,306        73,259
Sources (percentage):
   Subsidiaries........................................           13%           14%           14%           11%            9%
   Long-term contracts.................................           71%           66%           66%           64%           67%
   Spot or short-term purchases........................           16%           20%           20%           24%           24%
Average price per ton of spot-purchased coal...........        $23.85        $24.38        $25.05        $27.18        $24.03

--------------------
(a)    Includes east zone companies only.

       The average cost of coal consumed during the past five years by all AEP System companies is shown below. AEP System companies data for 1996 and 1997 includes only AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo.

                                                       1996          1997           1998          1999          2000
                                                       ----          ----           ----          ----          ----
                                                                           DOLLARS PER TON
                                                                           ---------------
AEP System Companies.............................     $29.38         $29.68        $29.87         $30.01      $31.39
   AEGCo.........................................      18.22          19.30         19.37          20.79       20.65
   APCo..........................................      37.60          36.09         34.81          33.29       32.84
   CPL...........................................      28.81          26.93         26.93          26.49       25.95
   CSPCo.........................................      31.70          31.69         31.63          29.94       28.50
   I&M...........................................      22.99          23.68         22.61          24.54       23.44
   KEPCo.........................................      27.25          26.76         27.42          26.76       25.35
   OPCo..........................................      35.96          36.00         38.94          40.56       46.52
   PSO...........................................      21.84          21.11         20.37          20.94       21.21
   SWEPCo........................................      23.81          23.16         23.02          21.34       22.59
   WTU...........................................      24.41          18.19         21.37          21.72       22.26


                                                       1996          1997           1998          1999          2000
                                                       ----          ----           ----          ----          ----
                                                                       CENTS PER MILLION BTU'S
                                                                       -----------------------
AEP System Companies.............................     139.44         140.13        142.17         141.95      149.12
   AEGCo.........................................     109.25         115.21        112.63         116.90      116.23
   APCo..........................................     152.54         146.54        141.76         135.40      134.86
   CPL...........................................     143.12         136.40        137.00         135.78      137.86
   CSPCo.........................................     134.60         134.44        134.15         127.42      120.83
   I&M...........................................     121.16         123.36        118.02         121.90      117.99
   KEPCo.........................................     114.42         110.37        112.15         109.91      104.88
   OPCo..........................................     151.55         151.66        164.44         169.23      194.77
   PSO...........................................     125.87         120.91        116.73         119.54      121.83
   SWEPCo........................................     155.88         152.79        150.62         143.34      144.96
   WTU...........................................     146.26         109.13        126.22         129.13      131.56

       The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 2000, the System's coal inventory was approximately 35 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

       The following tabulation shows the total consumption during 2000 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 2000 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.

                                                                                             AVERAGE SULFUR CONTENT
                                                               ESTIMATED REQUIRE-               OF DELIVERED COAL
                                  TOTAL CONSUMPTION           MENTS FOR REMAINDER        --------------------------------
                                     DURING 2000                OF USEFUL LIVES                           POUNDS OF SO2
                               (IN THOUSANDS OF TONS)        (IN MILLIONS OF TONS)       BY WEIGHT      PER MILLION BTU'S
                               ----------------------        ---------------------       ---------      -----------------
AEGCo (a).....................            4,944                         211                  0.3%                      0.7
APCo..........................           11,662                         384                  0.8%                      1.2
CPL...........................            2,745                          41                  0.3%                      0.7
CSPCo.........................            6,368                         222(b)               2.5%                      4.2
I&M (c).......................            7,342                         241                  0.7%                      1.4
KEPCo.........................            2,794                          82                  0.9%                      1.5
OPCo..........................           20,723                         533(d)               2.1%                      3.5
PSO...........................            4,199                          47                  0.2%                      0.5
SWEPCo........................           12,720                         151                  0.5%                      1.3
WTU...........................            1,519                          35                  0.4%                      0.8
------------------------
(a)    Reflects AEGCo's 50% interest in the Rockport Plant.
(b)    Includes coal requirements for CSPCo's interest in Beckjord, Stuart and
       Zimmer Plants.
(c)    Includes I&M's 50% interest in the Rockport Plant.
(d)    Total does not include OPCo's portion of Sporn Plant.


     AEGCo: See Fuel Supply -- I&M for a discussion of the coal supply for the Rockport Plant.

     APCo: Substantially all of the coal consumed at APCo's generating plants is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

     The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.8% during 2000, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

       CPL: CPL has coal supply agreements with four coal suppliers which delivered approximately 2,255,000 tons of coal during the year 2000. One contract for Colorado coal extends through 2001 and has 1,000,000 tons to be delivered during that year. Approximately one half of the coal delivered to Coleto Creek is from Wyoming with the other half from Colorado. Both sources supply low sulfur coal with a limit of 1.2 lbs/MMBtu.

       CSPCo: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 3,120,000 tons per year through 2004. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

       I&M: I&M has two coal supply agreements with unaffiliated Wyoming suppliers for low sulfur coal from surface mines principally for consumption by the Rockport Plant. Under these agreements, the suppliers will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. One contract with remaining deliveries of 45,138,543 tons expires on December 31, 2014 and another contract with remaining deliveries of 26,400,000 tons expires on December 31, 2004.

       All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

       KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 1,600,000 tons of coal in 2001. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

       OPCo: The coal consumed at OPCo's generating plants is obtained from both affiliated and unaffiliated suppliers. The coal obtained from unaffiliated suppliers is purchased under long-term contracts and/or on a spot purchase basis.

       OPCo and certain of its coal-mining subsidiaries own or control coal reserves in the State of Ohio containing approximately 145,000,000 tons of clean recoverable coal and ranging in sulfur content between 3.8% and 4.5% sulfur by weight (weighted average, 4.1%), which reserves are presently being mined. OPCo and certain of its mining subsidiaries own an additional 113,000,000 tons of clean recoverable coal in Ohio which ranges in sulfur content between 2.4% and 3.4% sulfur by weight (weighted average 2.7%). Recovery of this coal would require substantial development.

       OPCo and certain of its coal-mining subsidiaries also own or control coal reserves in the State of West Virginia which contain approximately 96,000,000 tons of clean recoverable coal ranging in sulfur content between 1.4% and 4.0% sulfur by weight (weighted average, 2.0%) of which approximately 19,000,000 tons can be recovered based upon existing mining plans and projections and employing current mining practices and techniques.

       PSO: The coal contract under which coal is supplied to PSO provides the entire plant requirements with at least 20,285,000 tons remaining to be delivered. The coal is supplied from Wyoming and has a maximum sulfur content of
1.2 lbs. SO2 per MMBtu.

       SWEPCo: SWEPCo has one coal contract with a Wyoming producer that provides the majority of its coal requirements. The coal is supplied from Wyoming and has a maximum sulfur content of 1.2 lbs. SO2 per MMBtu. SWEPCo has remaining deliveries of approximately 31 million tons through 2006 under this contract. In 2000, the remaining coal requirements for SWEPCo were obtained under short term coal agreements with Wyoming producers. SWEPCo also has a mine-mouth lignite operation in East Texas that provides a low cost source to the Pirkey Plant. North American Coal Company's Sabine Mining Company operates the mine.

       WTU: WTU has one coal contract designed to supply approximately two thirds of the coal requirements for the Oklaunion Power Station. This contract has approximately 10,920,000 tons remaining to be delivered between 2001 and the middle of 2006. The remaining one third of the coal requirements delivered in 2000 for Oklaunion were under two contracts with Wyoming suppliers. Both were low sulfur coal contracts.

   Nuclear

      I&M and STPNOC have made commitments to meet certain of the nuclear fuel requirements of the Cook Plant and STP, respectively. The nuclear fuel cycle consists of:

       -      Mining and milling of uranium ore to uranium concentrates.

       -      Conversion of uranium concentrates to uranium hexafluoride.

       -      Enrichment of uranium hexafluoride.

       -      Fabrication of fuel assemblies.

       -      Utilization of nuclear fuel in the reactor.

       -      Disposition of spent fuel.

      Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets until it decides that deliveries under long-term supply contracts are warranted.

      CPL and the other STP participants have entered into contracts with suppliers for 100% of the uranium concentrate sufficient for the operation of both STP units through Fall 2005 and with an additional 50% of the uranium concentrate needed for STP through Spring 2006. In addition, CPL and the other STP participants have entered into contracts with suppliers for 100% of the nuclear fuel conversion service sufficient for the operation of both STP units through Spring 2003, with additional flexible contracts to provide at least 50% of the conversion service needed for STP through 2005. CPL and the other STP participants have entered into flexible contracts to provide for 100% of enrichment through Spring 2003, with additional flexible contracts to provide at least 40% of enrichment services through Fall 2005. Also, fuel fabrication services have been contracted for operation through 2028 for Unit 1 and 2029 for Unit 2.

      For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool. AEP anticipates that the Cook Plant has storage capacity to permit normal operations through 2012.

       STP has on-site storage facilities with the capability to store the spent nuclear fuel generated by the STP units over their licensed lives.

      The costs of nuclear fuel consumed by I&M and CPL do not assume any residual or salvage value for residual plutonium and uranium.

   Nuclear Waste and Decommissioning

       Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the financial statements and Commitments and Contingencies in the footnotes to these statements that are incorporated by reference in Items 7 and 8, respectively, for information with respect to nuclear waste and decommissioning and related litigation.

       The ultimate cost of retiring the Cook Plant and STP may be materially different from estimates and funding targets as a result of the:

       -      Type of decommissioning plan selected.

       - Escalation of various cost elements (including, but not limited to, general inflation).

       - Further development of regulatory requirements governing decommissioning.

       - Limited availability to date of significant experience in decommissioning such facilities.

       - Technology available at the time of decommissioning differing significantly from that assumed in these studies.

       -      Availability of nuclear waste disposal facilities.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant and STP will not be significantly greater than current projections.

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

       Texas is a member of the Texas Compact, which includes the states of Maine and Vermont. Texas had identified a disposal site in Hudspeth County for construction of a low-level waste disposal facility. During the licensing process for the Hudspeth site, that site was found to be unsuitable. No additional site has been considered. Several bills have been submitted in the Texas legislature in 2001 to address this issue. Management is unable to predict when a disposal site for Texas low-level waste will be available.

       On July 1, 1995, the disposal site in South Carolina reopened to accept waste from most areas of the U.S., including Michigan and Texas. This was the first opportunity for the Cook Plant to dispose of low-level waste since 1990. To the extent practicable, the waste formerly placed in storage and the waste presently generated by the Cook Plant and STP are now being sent to the disposal site.

       Under state law, the amounts of low-level radioactive waste being disposed of at the South Carolina facility from non-regional generators, such as the Cook Plant and STP, are limited and being reduced. Non-regional access to the South Carolina facility is currently allowed through the end of fiscal year 2008.

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

      It is expected that:

       - Costs related to environmental requirements will eventually be reflected in the rates of AEP's electric utility subsidiaries, or where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity.

       - AEP's electric utility subsidiaries will be able to provide for required environmental controls.

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

       Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters and the footnote to the financial statements entitled Commitments and Contingencies incorporated by reference in Items 7 and 8, respectively, for further information with respect to environmental matters.

   Air Pollution Control

       For the AEP System operating companies, compliance with the CAA is requiring substantial expenditures that generally are being recovered through the rates of AEP's operating subsidiaries. Certain matters discussed below may require significant additional operating and capital expenditures. However, there can be no assurance that all such costs will be recovered. See Construction Program -- Construction Expenditures.

       Title I National Ambient Air Quality Standards Attainment: In July 1997, Federal EPA revised the ozone and particulate matter National Ambient Air Quality Standards (NAAQS), creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter (PM2.5). Both of these new standards have the potential to affect adversely the operation of AEP System generating units. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the ozone and PM2.5 NAAQS to Federal EPA. In February 2001, the U.S. Supreme Court issued an opinion reversing in part and affirming in part the Court of Appeals decision. The Supreme Court remanded the case to the Court of Appeals for further proceedings, including a review of whether adoption of the standards was arbitrary and capricious and directed Federal EPA to develop a policy for implementing the revised ozone standard in conformity with the CAA.

       NOx SIP Call: In October 1998, Federal EPA issued a final rule (NOx transport SIP call or NOx SIP Call) establishing state-by-state NOx emission budgets for the five-month ozone season to be met beginning May 1, 2003. The NOx budgets originally applied to 22 eastern states and the District of Columbia and are premised mainly on the assumption of controlling power plant NOx emissions projected for the year 2007 to 0.15 lb. per million Btu (approximately 85% below 1990 levels), although the reductions could be substantially greater for certain State Implementation Plans. The SIP call was accompanied by a proposed Federal Implementation Plan, which could be implemented in any state that fails to submit an approvable SIP. The NOx reductions called for by Federal EPA are targeted at coal-fired electric utilities and may adversely impact the ability of electric utilities to obtain new and modified source permits or to operate affected facilities without making significant capital expenditures.

       In October 1998, the AEP System operating companies joined with certain other parties seeking a review of the final NOx SIP Call rule in the U.S. Court of Appeals for the District of Columbia Circuit. In March 2000, the court issued a decision upholding the major provisions of the rule. The court subsequently extended the date for submission of SIP revisions until October 30, 2000, and the compliance deadline until May 31, 2004. On March 5, 2001, the U.S. Supreme Court denied petitions filed by industry petitioners, including AEP System operating companies, seeking review of the Court of Appeals decision. In December 2000, Federal EPA issued a determination that eleven states, including certain states in which AEP System operating companies have sources covered by the NOx SIP Call rule, had failed to submit complying SIP revisions. This determination has been appealed by AEP System operating companies and unaffiliated utilities to the U.S. Court of Appeals for the District of Columbia Circuit.

       In April 2000, the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those of CPL and SWEPCo. The rule compliance date is May 2003 for CPL and May 2005 for SWEPCo.

       Preliminary estimates indicate that compliance with the revised NOx SIP Call rule, and SIP revisions already adopted, could result in required capital expenditures for the AEP System of approximately $1.6 billion. AEP operating company estimates are as follows:

                                                      (IN MILLIONS)
   AEGCo...................................................$125
   APCo.....................................................365
   CPL.......................................................57
   CSPCo....................................................106
   I&M......................................................202
   KEPCo....................................................140
   OPCo.....................................................606
   SWEPCo....................................................28

       In June 2000 OPCo announced that it was beginning a $175 million installation of selective catalytic reduction technology (expected to be operational in 2001) to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant. Construction of selective catalytic reduction technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant is scheduled to begin in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million. Management has undertaken the Gavin, Amos and Mountaineer projects to meet applicable NOx emission reduction requirements.

       Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different from this preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs of additional pollution control equipment are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have a material adverse effect on future results of operations, cash flows and possibly financial condition of AEP and its affected subsidiaries.

       Section 126 Petitions: In January 2000, Federal EPA adopted a revised rule granting petitions filed by certain northeastern states under Section 126 of the CAA. The petitions sought significant reductions in nitrogen oxide emissions from utility and industrial sources. The rule imposes emission reduction requirements comparable to the NOx SIP Call rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Certain AEP System operating companies and other utilities filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit. Briefing has been completed and oral argument was held in December 2000. Cost estimates for compliance with Section 126 are projected to be somewhat less than those set forth above for the NOx SIP Call rule reflecting the fact that Section 126 does not apply to I&M's Rockport Plant.

       West Virginia SO2 Limits: West Virginia promulgated SO2 limitations, which Federal EPA approved in February 1978. The emission limitations for OPCo's Mitchell Plant have been approved by Federal EPA for primary ambient air quality (health-related) standards only. West Virginia is obligated to reanalyze SO2 emission limits for the Mitchell Plant with respect to secondary ambient air quality (welfare-related) standards. Because the CAA provides no specific deadline for approval of emission limits to achieve secondary ambient air quality standards, it is not certain when Federal EPA will take dispositive action regarding the Mitchell Plant.

       In August 1994, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable SO2 emission limit. In May 1996, the Notice of Violation and an enforcement action subsequently filed by Federal EPA were resolved through the entry of a consent decree in the U.S. District Court for the Northern District of West Virginia. Kammer Plant has achieved and maintained compliance with the applicable SO2 emission limit for a period in excess of one year, pursuant to the provisions of the consent decree. OPCo is currently seeking the termination of the consent decree.

       Short Term SO2 Limits: In January 1997, Federal EPA proposed a new intervention level program under the authority of Section 303 of the CAA to address five-minute peak SO2 concentrations believed to pose a health risk to certain segments of the population. The proposal establishes a "concern" level and an "endangerment" level. States must investigate exceedances of the concern level and decide whether to take corrective action. If the endangerment level is exceeded, the state must take action to reduce SO2 levels. In January 2001, Federal EPA published a Federal Register notice inviting comment with respect to its decision not to promulgate a five-minute SO2 NAAQS and intent to take final action on the intervention level program by the summer of 2001. The effect of this proposed intervention program on AEP operations cannot be predicted at this time.

       Hazardous Air Pollutants: Hazardous air pollutant (HAP) emissions from utility boilers are potentially subject to control requirements under Title III of the CAAA which specifically directed Federal EPA to study potential public health impacts of HAPs emitted from electric utility steam generating units. In December 2000, Federal EPA announced its intent to regulate emissions of mercury from coal and oil-fired power plants, concluding that these emissions pose significant hazards to public health. A decision on whether to regulate other HAPs emissions from these sources was deferred.

       Federal EPA added coal and oil-fired electric utility steam generating units to the list of "major sources" of HAPs under Section 112 (c) of the CAA, which compels the development of "Maximum Achievable Control Technology" (MACT) standards for these units. Listing under Section 112 (c) also compels a preconstruction permitting obligation to establish case-by-case MACT standards for each new, modified, or reconstructed source in the category. MACT standards for utility mercury emissions are scheduled to be proposed by December 2003 and finalized by December 2004. On February 16 and 20, 2001, utility industry groups filed petitions for review of Federal EPA's action in the U.S. Court of Appeals for the District of Columbia Circuit. On February 23, 2001, the Utility Air Regulatory Group (which includes AEP System operating companies as members) filed a petition with Federal EPA seeking reconsideration of the decision to regulate mercury emissions from power plants under Section 112(c) of the CAA.

       In addition, Federal EPA is required to study the deposition of hazardous pollutants in the Great Lakes, the Chesapeake Bay, Lake Champlain, and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations to prevent serious adverse effects to public health and serious or widespread environmental effects. In 1998, Federal EPA determined that the CAA is adequate to address any adverse public health or environmental effects associated with the atmospheric deposition of hazardous air pollutants in the Great Lakes.

       Title IV Acid Rain Program: The Acid Rain Program (Title IV) of the CAAA created an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of SO2, measured in tons per year.

       Phase II of the Acid Rain Program, which affects all fossil fuel-fired steam generating units with capacity greater than 25 megawatts imposed more stringent SO2 emission control requirements beginning January 1, 2000. If a unit emitted SO2 in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the Phase II allowance allocation is premised upon an emission rate of
1.2 pounds at 1985 utilization levels. Future SO2 allowance requirements will be met through accumulation, acquisition, the use of controls or fuels, or a combination thereof.

       Title IV of the CAAA also regulates emissions of NOx. Federal EPA has promulgated NOx emission limitations for all boiler types in the AEP System at levels significantly below original design, which were to be achieved by January 1, 2000 on a unit-by-unit or System-wide average basis. AEP sources subject to Title IV of the CAAA are in compliance with the provisions thereof.

       Regional Haze: In July 1999, Federal EPA finalized rules to regulate regional haze attributable to anthropogenic emissions. The primary goal of the new regional haze program is to address visibility impairment in and around "Class I" protected areas, such as national parks and wilderness areas. Because regional haze precursor emissions are believed by Federal EPA to travel long distances, Federal EPA proposes to regulate such precursor emissions in every state. Under the proposal, each state must develop a regional haze control program that imposes controls necessary to steadily reduce visibility impairment in Class I areas on the worst days and that ensures that visibility remains good on the best days.

       The AEP System is a significant emitter of fine particulate matter and other precursors of regional haze. Federal EPA's regional haze rule may have an adverse financial impact on AEP as it may trigger the requirement to install costly new pollution control devices to control emissions of fine particulate matter and its precursors (including SO2 and NOx). The actual impact of the regional haze regulations cannot be determined at this time. AEP System operating companies and other utilities filed a petition seeking a review of the regional haze rule in the U.S. Court of Appeals for the District of Columbia Circuit in August 1999.

       In January 2001, Federal EPA announced that it is considering the issuance of proposed guidelines for states to use in setting Best Available Retrofit Technology (BART) emission limits for power plants and other large emission sources. The proposal would call for technologies to reduce visibility-impairing emissions by 90 to 95 percent. Emission trading programs could be used in lieu of unit-by-unit BART requirements under the proposal, provided they yield greater visibility improvement and emission reductions.

       Permitting and Enforcement: The CAAA expanded the enforcement authority of the federal government by:

       - .Increasing the range of civil and criminal penalties for violations of the CAA and enhancing administrative civil provisions.

       - Imposing a national operating permit system, emission fee program and enhanced monitoring, recordkeeping and reporting requirements.

       Section 103 of CERCLA and Section 304 of the Emergency Planning and Community Right-to-Know Act require notification to state and federal authorities of releases of reportable quantities (RQs) of hazardous and extremely hazardous substances. A number of these substances are emitted by AEP's power plants and other sources. Until recently, emissions of these substances, whether expressly limited in a permit or otherwise subject to federal review or waiver (e.g., mercury), were deemed "federally permitted releases" which did not require emergency notification. In December 1999, Federal EPA published interim guidance in the Federal Register, which provided that any hazardous substance or extremely hazardous substance not expressly and individually limited in a permit must be reported if they are emitted at levels above an RQ. Specifically, constituents of regulated pollutants (e.g., metals contained in particulate matter) were not deemed to be federally permitted. AEP System operating companies provided supplemental information regarding air releases from their facilities in the spring of 2000. Annual follow-up reports will be submitted in April 2001.

      Global Climate Change: In December 1997, delegates from 167 nations, including the U.S., agreed to a treaty, known as the "Kyoto Protocol," establishing legally-binding emission reductions for gases suspected of causing climate change. If the U.S. becomes a party to the treaty, it will be bound to reduce emissions of CO2, methane and nitrous oxides by 7% below 1990 levels and emissions of hydrofluorcarbons, perfluorocarbons and sulfur hexafluoride 7% below 1995 levels in the years 2008-2012. The Protocol requires ratification by at least 55 nations that account for at least 55% of developed countries' 1990 emissions of CO2 to enter into force.

      Although the U.S. agreed to the treaty and President Clinton signed it on November 12, 1998, the treaty has not been sent to the Senate for its advice and consent to ratification. In a letter dated March 13, 2001 from President Bush to four U. S. senators, he indicated his opposition to the Kyoto Protocol and said he does not believe that the government should impose mandatory emissions reductions for CO2 on the electric utility sector.

      The treaty is currently incomplete and international negotiations that were to resolve the outstanding issues were suspended in November 2000. The major issues requiring resolution include:

      -      Participation by developing countries in the control requirements.

      - Rules, procedures, methodologies and guidelines of the treaty's emission trading and joint implementation provisions.

      -      Crediting for terrestrial carbon sequestration activities.

      -      Compliance enforcement provisions.

      Negotiations are scheduled to resume in July 2001.

      Since the AEP System is a significant emitter of carbon dioxide, its results of operations, cash flows and financial condition could be materially adversely affected by the imposition of limitations on CO2 emissions if compliance costs cannot be fully recovered from customers. In addition, any such severe program to reduce CO2 emissions could impose substantial costs on industry and society and erode the economic base that AEP's operations serve. However, it is management's belief that the Kyoto Protocol is highly unlikely to be ratified or implemented in the U. S. in its current form.

      New Source Review: In July 1992, Federal EPA published final regulations governing application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the CAA. Generally, the rule provides that plants undertaking pollution control projects will not trigger New Source Review (NSR) requirements. The Natural Resources Defense Council and a group of utilities, including five AEP System operating companies, filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations. In July 1998, Federal EPA requested comment on proposed revisions to the New Source Review rules, which would change New Source Review applicability criteria by eliminating exclusions contained in the current regulation.

      New Source Review Litigation: On November 3, 1999, following issuance by Federal EPA of substantial information requests to AEP System operating companies, the Department of Justice (DOJ), on Federal EPA's behalf, filed a complaint in the U.S. District Court for the Southern District of Ohio that alleges AEP made modifications to generating units at certain of its coal-fired generating plants over the course of the past 25 years that extend unit operating lives or restore or increase unit generating capacity without a preconstruction permit in violation of the CAA. The complaint named OPCo's Cardinal Unit 1, Mitchell, Muskingum River, and Sporn plants and I&M's Tanners Creek plant. Federal EPA also issued Notices of Violation to AEP alleging similar violations at certain other AEP plants.

      In March 2000, DOJ filed an amended complaint that added allegations for certain of the AEP plants previously named in the complaint as well as counts for APCo's Amos, Clinch River, and Kanawha River plants, CSPCo's Conesville Plant, and OPCo's Kammer Plant. In addition to the allegations regarding New Source Review and New Source Performance Standard violations, DOJ included allegations regarding visible particulate emission violations for Cardinal and Muskingum River plants.

      A number of northeastern and eastern states have been allowed to intervene in the litigation, and a number of special interest groups filed a separate complaint based on substantially similar allegations, which has been consolidated with the DOJ complaint. In addition to the plants named by the government and special interest groups, the intervenor states have included allegations concerning OPCo's Gavin Plant.

      On May 10, 2000, AEP filed a motion to dismiss with the District Court, which, if granted, would dispose of most of the claims of the government and intervenors. This motion is currently pending before the Court.

      On February 23, 2001, the plaintiffs filed a motion for partial summary judgment seeking a determination that four projects undertaken on units at Sporn, Cardinal, and Clinch River Plants do not constitute "routine maintenance, repair and replacement" as used in the NSR programs. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

      A number of unaffiliated utilities have also received notices of violation, complaints, or administrative orders relating to NSR. A notice of violation was issued in June 2000 to DP&L with respect to its ownership interest in Stuart Station, in which CSPCo also owns a 26 percent interest. W.C. Beckjord Unit 6, operated by CG&E, in which CSPCo owns a 12.5 percent interest, is also the subject of an enforcement action. CG&E and VEPCo have each entered into an agreement in principle with the DOJ in an attempt to resolve the litigation, but no final agreements have been announced. One of the unaffiliated utilities, Tampa Electric Company, has reached a settlement in its litigation with the Federal government.

      The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

      In November 2000, several environmental groups filed a petition with Ohio EPA seeking to have the draft Title V operating permits for OPCo's Cardinal and Muskingum River plants as well as the Beckjord Plant and a plant owned by an unaffiliated utility, modified to incorporate requirements and timetables for compliance with New Source Review requirements. In December 2000, a petition was filed by these groups with the Administrator of Federal EPA seeking a similar modification of the final Title V permit for CSPCo's Conesville Plant. Ohio EPA has refused to consider these petitions outside the regular Title V permit processing procedures or to interfere with the resolution of these issues by the District Court.

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

       All AEP System generating plants are required to have NPDES permits and have received them. Under Federal EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits that expire in 2001.

       The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water. The thermal variances for CSPCo's Conesville and OPCo's Muskingum River plants impose thermal management conditions that could result in load curtailment under certain conditions, but the cost impacts are not expected to be significant. Based on favorable results of in-stream biological studies, the thermal limits for both Conesville and Muskingum River plants were raised in the renewed permits issued in 1996. Consequently, the potential for load curtailment and adverse cost impacts was further reduced.

       Section 316(b) of the Clean Water Act requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. Under a revised court established schedule, Federal EPA is required to develop regulations defining adverse impacts and BTA for new sources by November 2001. Regulations applicable to existing power plants are not required to be issued by Federal EPA until August 2003. As part of the rulemaking, Federal EPA has issued questionnaires to power plants, including AEP System plants, requesting information on impingement and entrainment of aquatic organisms from existing plant cooling water intakes. Federal EPA's rulemaking could result in a definition of BTA that would affect any new plant construction and could ultimately require retrofitting of certain existing plant intake structures. Such changes would involve costs for AEP System operating companies, but the significance of these costs cannot be determined at this time.

       Certain mining operations conducted by System companies as discussed under Fuel Supply are also subject to federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein.

       Section 303 of the Federal Clean Water Act requires states to adopt stringent water quality standards for a large category of toxic pollutants and to identify specialized control measures for dischargers to waters where it is shown that water quality standards are not being met. In order to bring these waters back into compliance, total maximum daily load (TMDL) allocations of these pollutants will be made, and subsequently translated into discharge limits in NPDES permits. Federal EPA has also directed that states take action to adopt enhanced anti-degradation of water quality requirements. Implementation of these provisions could result in significant costs to the AEP System if biological monitoring requirements and water quality-based effluent limits and requirements are placed in NPDES permits.

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

       Oil Pollution Act: The Oil Pollution Act of 1990 (OPA) defines certain facilities that, due to oil storage volume, and location, could reasonably be expected to cause significant and substantial harm to the environment by discharging oil. Such facilities must operate under approved spill response plans and implement spill response training and drill programs. OPA imposes substantial penalties for failure to comply. AEP System operating companies with oil handling and storage facilities meeting the OPA criteria have in place required response plans, training and drill programs.

   Solid and Hazardous Waste

       Section 311 of the Clean Water Act imposes substantial penalties for spills of Federal EPA-listed hazardous substances into water and for failure to report such spills. CERCLA expanded the reporting requirement to cover the release of hazardous substances generally into the environment, including water, land and air. AEP's subsidiaries store and use some of these hazardous substances, including PCBs contained in certain capacitors and transformers, but the occurrence and ramifications of a spill or release of such substances cannot be predicted.

       CERCLA, RCRA and similar state laws provide governmental agencies with the authority to require cleanup of hazardous waste sites and releases of hazardous substances into the environment and to seek compensation for damages to natural resources. Since liability under CERCLA is strict, joint and several, and can be applied retroactively, AEP System operating companies which previously disposed of PCB-containing electrical equipment and other hazardous substances may be required to participate in remedial activities at such disposal sites should environmental problems result.

       AEP System operating companies are identified as Potentially Responsible Parties (PRPs) for five federal sites where remediation has not been completed, including APCo at one site, CSPCo at one site, I&M at two sites, and OPCo at one site. Management's present estimates do not anticipate material clean-up costs for identified sites for which AEP subsidiaries have been declared PRPs. However, if significant costs are incurred for cleanup, future results of operations and possibly financial condition could be adversely affected unless the costs can be recovered through rates and/or future market prices for electricity where generation is deregulated.

       Regulations issued by Federal EPA under the Toxic Substances Control Act govern the use, distribution and disposal of PCBs, including PCBs in electrical equipment. Deadlines for removing certain PCB-containing electrical equipment from service have been met.

       In addition to handling hazardous substances, the System companies generate solid waste associated with the combustion of coal, the vast majority of which is fly ash, bottom ash and flue gas desulfurization wastes. These wastes presently are considered to be non-hazardous under RCRA and applicable state law and the wastes are treated and disposed of in surface impoundments or landfills in accordance with state permits or authorization or are beneficially utilized. As required by RCRA, Federal EPA evaluated whether high volume coal combustion wastes (such as fly ash, bottom ash and flue gas desulfurization wastes) should be regulated as hazardous waste. In August 1993, Federal EPA issued a regulatory determination that such high volume coal combustion wastes should not be regulated as hazardous waste. Federal EPA chose to address separately the issue of low volume wastes (such as metal and boiler cleaning wastes) associated with burning coal and other fossil fuels. In May 2000, Federal EPA issued a regulatory determination that such low volume wastes are also excluded from regulation under the RCRA hazardous waste provisions when mixed and co-managed with high volume fossil fuel combustion wastes.

       All presently generated hazardous waste is being disposed of at permitted off-site facilities in compliance with applicable federal and state laws and regulations. For System facilities that generate such wastes, System companies have filed the requisite notices and are complying with RCRA and applicable state regulations for generators. Nuclear waste produced at the Cook Plant and STP and regulated under the Atomic Energy Act is excluded from regulation under RCRA.

       Underground Storage Tanks: Federal EPA's technical requirements for underground storage tanks containing petroleum required retrofitting or replacement of an appreciable number of tanks. Compliance costs for tank replacement were not significant. Some limited site remediation associated with tank removal is ongoing, but these costs are not expected to be significant.

   Electric and Magnetic Fields (EMF)

       EMF is found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF is created by electricity flowing in transmission and distribution lines, electrical equipment, household wiring, and appliances.

       A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, the majority of studies have indicated no such association.

       The Energy Policy Act of 1992 established a coordinated Federal EMF research program which ended in 1998. In 1999, the National Institute of Environmental Health Sciences (NIEHS), as required by the Act, provided a report to Congress summarizing the results of this program. The report concluded that "the probability that ...EMF is truly a health hazard is currently small" and that the evidence that exists for health effects is "insufficient to warrant aggressive regulatory actions." Nevertheless, the NIEHS identified several areas where further research might be warranted. AEP has supported EMF research through the years and continues to fund the Electric Power Research Institute's EMF research program, contributing over $400,000 to this program in 2000 and intending to contribute a similar amount in 2001. See Research and Development.

       AEP's participation in these programs is a continuation of its efforts to monitor and support further research and to communicate with its customers and employees about this issue. Residential customers of AEP are provided information and field measurements on request, although there is no scientific basis for interpreting such measurements.

       A number of lawsuits based on EMF-related grounds have been filed against electric utilities. A suit was filed on May 23, 1990 against I&M involving claims that EMF from a 345 KV transmission line caused adverse health effects. On March 23, 1998 the court ruled that the plaintiffs failed to prove that I&M caused any of the injuries claimed by the plaintiffs. This part of the trial court's decision was upheld on appeal. Certain issues unrelated to health effects are pending at the trial court. No specific amount has been requested for damages in this case. Mediation is scheduled for June, 2001.

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

RESEARCH AND DEVELOPMENT

       AEP and its subsidiaries are involved in over 150 research projects that are directed to:

       - Exploring new methods of generating electricity, such as through renewable sources (e.g., wind, solar).

       -      Developing more efficient methods of operating generating plants.

       - Reducing emissions resulting from the burning of fossil fuels (coal and natural gas).

       - Improving the efficiency, utilization and reliability of the transmission and distribution systems.

       -      Exploring the application of new electrotechnologies.

       -      Exploring the use and application of distributed generation.

       AEP System operating companies are members of the Electric Power Research Institute (EPRI), an organization founded in 1973 that manages research and development initiatives on behalf of its members. EPRI's members include investor owned and public utilities, independent power producers, international organizations and others.

       AEP participates in EPRI programs that meet its research and development objectives. Total AEP dues to EPRI were $17,000,000 for 2000, $22,000,000 for 1999 and $23,000,000 for 1998. Of these amounts, the former CSW System paid approximately $7,000,000 in 2000, $8,000,00 in 1999 and $8,000,000 in 1998 for
EPRI programs.

       Total research and development expenditures by AEP and its subsidiaries, including EPRI dues, were approximately $20,000,000 for the year ended December 31, 2000, $25,000,000 for the year ended December 31, 1999 and $32,000,000 for the year ended December 31, 1998.

Item 2.      PROPERTIES

           At December 31, 2000, the subsidiaries of AEP owned (or leased where indicated) generating plants with the net power capabilities (winter rating) shown in the following table:

                                 COAL         NATURAL GAS        HYDRO        NUCLEAR        LIGNITE      OTHER        TOTAL
  COMPANY        STATIONS        MW                MW              MW            MW              MW         MW           MW
================================================================================================================================
AEGCo               1(a)         1,300                                                                                    1,300
APCo                17(b)        5,081                              777                                                   5,858
CPL                 12(c)(d)       686             3,175              6           630                                     4,497
CSPCo               6(e)         2,595                                                                                    2,595
I&M                 10(a)        2,295                               11         2,110                                     4,416
KEPCo               1            1,060                                                                                    1,060
OPCo                8(b)(f)      8,464                               48                                                   8,512
PSO                 8(c)         1,018             2,873                                                       25(g)      3,916
SWEPCo              9            1,848             1,797                                           842                    4,487
WTU                12(c)           377               999                                                       16(g)      1,392
================================================================================================================================
Totals:            79           24,724             8,862            842         2,740              842          41       38,033
================================================================================================================================

----------------------------------

(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
(c) CPL, PSO, and WTU jointly own the Oklaunion power station. Their respective ownership interests are reflected in this table.
(d)    Reflects CPL's interest in STP.
(e) CSPCo owns generating units in common with CG&E and DP&L. Its ownership interest of 1,330 MW is reflected in this table.
(f) The scrubber facilities at OPCo's General James M. Gavin Plant are leased. The lease terminates in 2010 unless extended.
(g) PSO and WTU have 25 MW and 10 MW respectively of facilities designed primarily to burn oil. WTU has one 6 MW wind farm facility.

In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities at December 31, 2000 is listed below.

                                                                                CAPACITY           OWNERSHIP
FACILITY                      COMPANY                    LOCATION               TOTAL MW            INTEREST           STATUS
===================================================================================================================================
Brush II                     CSWEnergy                   Colorado               68                  47%                  QF
Fort Lupton                  CSWEnergy                   Colorado              272                  50%                  QF
Mulberry                     CSWEnergy                    Florida              120                  50%                  QF
Orange Cogen                 CSWEnergy                    Florida              103                  50%                  QF
Newgulf                      CSWEnergy                     Texas                85                 100%                  EWG
Sweeny (a)                   CSWEnergy                     Texas               360                  50%                  QF
-----------------------------------------------------------------------------------------------------------------------------------
Total U.S.                                                                    1,008
-----------------------------------------------------------------------------------------------------------------------------------
Medway                   CSWInternational              UnitedKingdom           675                 37.5%                 n/a
Altamira                 CSWInternational                 Mexico               118                  50%                 FUCO
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                                            793
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------
(a) During 2001, additional development at the Sweeny facility is expected to add approximately 120 MW to current capacity.


       See Item 1 under Fuel Supply, for information concerning coal reserves owned or controlled by subsidiaries of AEP.

       The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765,000-volt lines:

                                   TOTAL OVERHEAD
                                  CIRCUIT MILES OF
                                  TRANSMISSION AND      CIRCUIT MILES OF
                                 DISTRIBUTION LINES    765,000-VOLT LINES
                                 ------------------    ------------------
AEP System (a)...................      208,809(b)         2,023
   APCo..........................       50,187              642
   CPL...........................       31,125              ---
   CSPCo (a).....................       13,864              ---
   I&M...........................       20,602              614
   KEPCo.........................       10,385              258
   OPCo .........................       29,620              509
   PSO...........................       18,565              ---
   SWEPCo........................       18,851              ---
   WTU...........................       12,439              ---

----------------------
(a)   Includes 766 miles of 345,000-volt jointly owned lines.
(b) Includes 73 miles of transmission lines not identified with an operating company.

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

       Substantially all the physical properties of the AEP System operating companies are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

SYSTEM TRANSMISSION LINES AND FACILITY SITING

       Legislation in the states of Arkansas, Indiana, Kentucky, Michigan, Ohio, Texas, Virginia, and West Virginia requires prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. Delays and additional costs in constructing facilities have been experienced as a result of proceedings conducted pursuant to such statutes, as well as in proceedings in which operating companies have sought to acquire rights-of-way through condemnation, and such proceedings may result in additional delays and costs in future years.

PEAK DEMAND

       The east zone system is interconnected through 121 high-voltage transmission interconnections with 25 neighboring electric utility systems. The all-time and 2000 one-hour peak system demands were 25,940,000 and 23,223,000 kilowatts, respectively (which included 7,314,000 and 5,341,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the system might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and August 7, 2000, respectively. The net dependable capacity to serve the system load on such date, including power available under contractual obligations, was 23,457,000 and 23,790,000 kilowatts, respectively. The all-time and 2000 one-hour internal peak demands were 19,952,000 and 19,167,000 kilowatts, respectively, and occurred on July 30, 1999 and January 28, 2000, respectively. The net dependable capacity to serve the system load on such date, including power dedicated under contractual arrangements, was 23,829,000 and 24,036,000 kilowatts, respectively. The all-time one-hour integrated and internal net system peak demands and 2000 peak demands for the east zone generating subsidiaries are shown in the following tabulation:

   ALL-TIME ONE-HOUR INTEGRATED          2000 ONE-HOUR INTEGRATED NET
      NET SYSTEM PEAK DEMAND                  SYSTEM PEAK DEMAND
-----------------------------------      ------------------------------
                             (IN THOUSANDS)
            NUMBER OF                        NUMBER OF
             KILOWATTS        DATE           KILOWATTS         DATE
           --------------    --------       -------------     --------
APCo........  8,303       January 17, 1997     7,509        December 20, 2000
CSPCo.......  4,239       August 2, 2000       4,240        August 2, 2000
I&M.........  5,040       August 15, 2000      5,048        August 15, 2000
KEPCo.......  1,860       January 10, 2001     1,761        December 20, 2000
OPCo........  7,291       June 17, 1994        6,199        August 2, 2000

   ALL-TIME ONE-HOUR INTEGRATED          2000 ONE-HOUR INTEGRATED NET
     NET INTERNAL PEAK DEMAND                INTERNAL PEAK DEMAND
-----------------------------------      ------------------------------
                            (IN THOUSANDS)
              NUMBER OF                        NUMBER OF
              KILOWATTS           DATE         KILOWATTS         DATE
             -------------       --------     -------------     --------
APCo.........  6,908        February 5, 1996    6,558        January 28, 2000
CSPCo........  3,804        July 30, 1999       3,499        August 31, 2000
I&M..........  4,127        July 30, 1999       3,949        August 30, 2000
KEPCo.......   1,579        January 3, 2001     1,558        January 27, 2000
OPCo.........  5,705        June 11, 1999       5,029        June 14, 2000

       The all-time and 2000 one-hour internal peak demand for the west zone system was 14,234,000 kilowatts on August 31, 2000. The all-time one-hour internal net system peak demands and 2000 peak demands for the west zone generating subsidiaries are shown in the following tabulation:

   ALL-TIME ONE-HOUR INTEGRATED           2000 ONE-HOUR INTEGRATED NET
     NET INTERNAL PEAK DEMAND                 INTERNAL PEAK DEMAND
------------------------------------      ------------------------------
                            (IN THOUSANDS)
              NUMBER OF                         NUMBER OF
              KILOWATTS          DATE           KILOWATTS         DATE
             -------------       ------        -------------     --------
CPL .........   4,623       September 5, 2000    4,623        September 5, 2000
PSO..........   3,823       August 30, 2000      3,823        August 30, 2000
SWEPCo.......   4,625       August 31, 2000      4,625        August 31, 2000
WTU.........    1,537       September 5, 2000    1,537        September 5, 2000

HYDROELECTRIC PLANTS

       AEP has 18 facilities, of which 16 are licensed through FERC. The new license for the Elkhart hydroelectric plant in Indiana was issued January 11, 2001 and extends for a period of thirty years. The license for the Mottville hydroelectric plant in Michigan expires in 2003. A notice of intent to relicense was filed in 1998. The application for new license will be filed in 2001.

COOK NUCLEAR PLANT AND STP

       The following table provides operating information relating to the Cook Plant and STP.

                           COOK PLANT                    STP(a)
                      ----------------------      ----------------------
                        UNIT 1       UNIT 2       UNIT 1       UNIT 2
                        ------       ------       ------       ------
YEAR PLACED IN
OPERATION                1975         1978         1988         1989
YEAR OF EXPIRATION
OF NRC LICENSE (b)
                         2014         2017         2027         2028
NOMINAL NET
ELECTRICAL RATING
IN KILOWATTS           1,020,000    1,090,000    1,250,600   1,250,600

NET CAPACITY  FACTORS
       2000 (c)          1.4%         50.0%        78.2%       96.1%
       1999 (c)           0%           0%          88.0%       89.4%

---------------------
(a)   Reflects total plant.
(b) For economic or other reasons, operation of the Cook Plant and STP for the full term of their operating licenses cannot be assured.
(c) The Cook Plant was shut down in September 1997 to respond to issues raised regarding the operability of certain safety systems. The restart of both units of the Cook Plant was completed with Unit 2 reaching 100% power on July 5, 2000 and Unit 1 achieving 100% power on January 3, 2001.

       Costs associated with the operation (excluding fuel), maintenance and retirement of nuclear plants continue to be of greater significance and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. I&M and CPL may also incur costs and experience reduced output at Cook Plant and STP, respectively, because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. Nuclear industry-wide and Cook Plant and STP initiatives have contributed to slowing the growth of operating and maintenance costs at these plants. However, the ability of I&M and CPL to obtain adequate and timely recovery of costs associated with the Cook Plant and STP, respectively, including replacement power, any unamortized investment at the end of the useful life of the Cook Plant and STP (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. See Competition and Business Change.

POTENTIAL UNINSURED LOSSES

       Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant or STP and costs of replacement power in the event of a nuclear incident at the Cook Plant or STP. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operations and the financial condition of AEP, CPL, I&M and other AEP System companies.

       Reference is made to the footnote to the financial statements entitled Commitments and Contingencies that is incorporated by reference in Item 8 for information with respect to nuclear incident liability insurance.

Item 3.      LEGAL PROCEEDINGS

       Federal EPA Notice of Violation to OPCo: On August 31, 2000, Region V, Federal EPA, issued a Notice of Violation (NOV) to OPCo's Gavin Plant in connection with stack emissions. Among other alleged violations, the NOV alleges violation of the Federal EPA-approved Ohio air pollution nuisance rule. AEP has submitted a request for a conference to discuss the NOV with Region V representatives.

       Municipal Franchise Fee Litigation: CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damages of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.

       During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

       In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision awards a judgment against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to any franchise underpayment, to the cities that declined to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

       Although management believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaim vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

       COLI Litigation: On February 20, 2001, the U.S. District Court for the Southern District of Ohio ruled against AEP in its suit against the United States over deductibility of interest claimed by AEP in its consolidated federal income tax return related to its COLI program. AEP had filed suit to resolve the IRS' assertion that interest deductions for AEP's COLI program should not be allowed. In 1998 and 1999 AEP paid the disputed taxes and interest attributable to COLI interest deductions for taxable years 1991-98 to avoid the potential assessment by the IRS of additional interest on the contested tax. The payments were included in other assets pending the resolution of this matter. As a result of the U.S. District Court's decision to deny the COLI interest deductions, net income was reduced in 2000 as follows:

                                                      (IN MILLIONS)
AEP System operating companies.........................    $319
   APCo................................................      82
   CSPCo...............................................      41
   I&M.................................................      66
   KEPCo...............................................       8
   OPCo................................................     118


       The Company plans to appeal the decision.


       See Item 1 for a discussion of certain environmental matters.


       Reference is made to the footnote to the financial statements entitled Commitments and Contingencies incorporated by reference in Item 8 for further information with respect to other legal proceedings.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AEP, APCO, CPL, I&M, OPCO AND SWEPCO.  None.

AEGCO, CSPCO, KEPCO, PSO AND WTU.  Omitted pursuant to Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS

       AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 2001.

NAME                                     AGE                                OFFICE (a)
----                                     ---                                ----------
E. Linn Draper, Jr...................    59     Chairman of the Board, President and Chief Executive Officer of AEP and of the
                                                Service Corporation
Thomas V. Shockley, III..............    55     Vice Chairman of the Service Corporation
Paul D. Addis........................    47     Executive Vice President-Wholesale/Energy Services of the Service Corporation
Donald M. Clements, Jr...............    51     Executive Vice President-Corporate Development of the Service
                                                Corporation
Henry W. Fayne.......................    54     Executive Vice President-Finance and Analysis of the Service Corporation
William J. Lhota.....................    61     Executive Vice President- Energy Delivery of the Service Corporation
Susan Tomasky........................    47     Executive Vice President-Legal, Policy and Corporate Communications of the Service
                                                Corporation
J. H. Vipperman......................    60     Executive Vice President-Shared Services of the Service Corporation

-------------------------

(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except for Messrs. Addis and Shockley and Ms. Tomasky. Prior to joining the Service Corporation in February 1997 in his present position, Mr. Addis was Executive Vice President (1992-1993) and President (1993-January 1997) of Louis Dreyfus Electric Power, Inc. and President of Duke/Louis Dreyfus LLC (1995-January 1997). Mr. Addis became an executive officer of AEP effective January 1, 2000. Prior to joining the Service Corporation in July 1998 as Senior Vice President, Ms. Tomasky was a partner with the law firm of Hogan & Hartson (August 1997-July 1998) and General Counsel of the Federal Energy Regulatory Commission (May 1993-August 1997). Ms. Tomasky became an executive officer of AEP effective with her promotion to Executive Vice President on January 26, 2000. Prior to joining the Service Corporation in his current position upon the merger with CSW, Mr. Shockley was President and Chief Operating Officer of CSW (1997-2000) and Senior Vice President of CSW (1980-1997). All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

       APCO, CPL, I&M, OPCO AND SWEPCO. The names of the executive officers of APCo, CPL, I&M, OPCo and SWEPCo, the positions they hold with these companies, their ages as of March 1, 2001, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, CPL, I&M, OPCo and SWEPCo are elected annually to serve a one-year term.

NAME                         AGE                          POSITION (a)(b)                                       PERIOD
----                         ---                          ---------------                                       ------
E. Linn Draper, Jr........   59     Director of CPL and SWEPCo                                                     2000-Present
                                    Chairman of the Board and Chief Executive Officer of CPL and SWEPCo            2000-Present
                                    Director of APCo, I&M and OPCo                                                 1992-Present
                                    Chairman of the Board and Chief Executive Officer of APCo, I&M and OPCo        1993-Present
                                    Chairman of the Board, President and Chief Executive
                                      Officer of AEP and the Service Corporation                                   1993-Present

Thomas V. Shockley, III...   55     Director and Vice President of APCo, CPL, I&M, OPCo and SWEPCo                 2000-Present
                                    Vice Chairman of AEP and the Service Corporation                               2000-Present
                                    President and Chief Operating Officer of CSW                                   1997-2000
                                    Executive Vice President of CSW                                                1990-1997

Henry W. Fayne............   54     Director of CPL and SWEPCO                                                     2000-Present
                                    Director of APCo                                                               1995-Present
                                    Director of OPCo                                                               1993-Present
                                    Director of I&M                                                                1998-Present
                                    Vice President of CPL and SWEPCo                                               2000-Present
                                    Vice President of APCo, I&M and OPCo                                           1998-Present
                                    Vice President and Chief Financial Officer of AEP                              1998-Present
                                    Executive Vice President-Finance and Analysis of the Service Corporation       2000-Present
                                    Executive Vice President-Financial Services of the
                                      Service Corporation                                                          1998-2000
                                    Senior Vice President-Corporate Planning & Budgeting
                                      of the Service Corporation                                                   1995-1998

William J. Lhota..........   61     Director of CPL and SWEPCo                                                     2000-Present
                                    Director of APCo                                                               1990-Present
                                    Director of I&M and OPCo                                                       1989-Present
                                    President and Chief Operating Officer of CPL and SWEPCo                        2000-Present
                                    President and Chief Operating Officer of APCo, I&M and OPCo                    1996-Present
                                    Executive Vice President-Energy Delivery of the Service Corporation            2000-Present
                                    Executive Vice President of the Service Corporation                            1993-2000

Susan Tomasky.............   47     Director and Vice President of APCo, CPL, I&M, OPCo and SWEPCo                 2000-Present
                                    Executive Vice President-Legal, Policy and Corporate Communications and
                                      General Counsel of the Service Corporation                                   2000-Present
                                    Senior Vice President and General Counsel of the Service Corporation           1998-2000
                                    Hogan & Hartson (law firm)                                                     1997-1998
                                    General Counsel of the FERC                                                    1993-1997

NAME                         AGE                          POSITION (a)(b)                                       PERIOD
----                         ---                          ---------------                                       ------
J. H. Vipperman...........   60     Director of CPL and SWEPCo                                                     2000-Present
                                    Director of APCo                                                               1985-Present
                                    Director of I&M and OPCo                                                       1996-Present
                                    Vice President of CPL and SWEPCo                                               2000-Present
                                    Vice President of APCo, I&M and OPCo                                           1996-Present
                                    Executive Vice President-Shared Services of the Service Corporation            2000-Present
                                    Executive Vice President-Corporate Services of the Service Corporation         1998-2000
                                    Executive Vice President-Energy Delivery of the Service Corporation            1996-1997

-----------------
(a) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P., and Mr. Lhota is a director of Huntington Bancshares Incorporated and State Auto Financial Corporation.
(b) Dr. Draper, Messrs. Fayne, Lhota, Shockley and Vipperman and Ms. Tomasky are directors of AEGCo, CSPCo, KEPCo, PSO and WTU. Dr. Draper and Mr. Shockley are also directors of AEP.

PART II

Item 5.      MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

       AEP. AEP Common Stock is traded principally on the New York Stock Exchange. The following table sets forth for the calendar periods indicated the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends paid per share of Common Stock.

                                                                        PER SHARE
                                                                       MARKET PRICE
                                                              -------------------------------
QUARTER ENDED                                                 HIGH             LOW           DIVIDEND
-------------                                                 ----             ---           --------
March 1999................................................... 48-3/16          39-5/16        .60
June 1999.................................................... 44-1/16          37-7/16        .60
September 1999............................................... 37-7/8           33-1/2         .60
December 1999................................................ 35-13/16         30-9/16        .60
March 2000................................................... 34-15/16         25-15/16       .60
June 2000.................................................... 38-1/2           29-7/16        .60
September 2000............................................... 40               29-15/16       .60
December 2000................................................ 48-15/16         36-3/16        .60

       At December 31, 2000, AEP had approximately 160,000 shareholders of record.

AEGCO, APCO, CPL, CSPCO, I&M, KEPCO, OPCO, PSO, SWEPCO AND WTU. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2000 and 1999 are incorporated by reference to the material under Statement of Retained Earnings in the 2000 Annual Reports.

Item 6.      SELECTED FINANCIAL DATA

     AEGCo, CSPCo, KEPCo, PSO AND WTU.  Omitted pursuant to Instruction I(2)(a).

     AEP, APCo, CPL, I&M, OPCo AND SWEPCo. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2000 Annual Reports.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     AEGCo, CSPCo, KEPCo, PSO AND WTU. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the 2000 Annual Reports.

     AEP, APCo, CPL, I&M, OPCo AND SWEPCo. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2000 Annual Reports.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     AEGCo, AEP, APCo, CPL, CSPCo, I&M, KEPCo, OPCo, PSO, SWEPCo AND WTU. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2000 Annual Reports.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       AEGCo, AEP, APCo, CPL, CSPCo, I&M, KEPCo, OPCo, PSO, SWEPCo AND WTU. The information required by this item is incorporated herein by reference to the financial statements and supplementary data described under Item 14 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       AEGCo, AEP, APCo, CSPCo, I&M, KEPCo AND OPCo.   None.

       CPL, PSO, SWEPCo AND WTU. The information required by this item is incorporated herein by reference to each company's Current Report on Form 8-K dated July 5, 2000.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

       AEGCo, CSPCo, KEPCo, PSO AND WTU. Omitted pursuant to Instruction
I(2)(c).

       AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director of the definitive proxy statement of AEP for the 2001 annual meeting of shareholders, to be filed within 120 days after December 31, 2000. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

       APCo AND OPCo. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of each company for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

       CPL AND SWEPCo. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

       I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 12, 2001, and a brief account of their business experience during the past five years appear below and under the caption Executive Officers of the Registrants in Part I of this report.

NAME                      AGE                    POSITION (a)                                                  PERIOD
----                      ---                    ------------                                                  ------
K. G. Boyd..............    49     Director                                                                    1997-Present
                                   Vice President - Fort Wayne Distribution Operations                         2000-Present
                                   Indiana Region Manager                                                      1997-2000
                                   Fort Wayne District Manager                                                 1994-1997

Marc E. Lewis...........    46     Director                                                                    2001-Present
                                   Assistant General Counsel of the Service Corporation                        2001-Present
                                   Senior Counsel of the Service Corporation                                   2000-2001
                                   Senior Attorney of the Service Corporation                                  1994-2000

Susanne M. Moorman.....     51     Director                                                                    2000-Present
                                   General Manager, Community Services                                         2000-Present
                                   Manager, Customer Services Operations                                       1997-2000
                                   Director, Customer Services                                                 1994-1997

John R. Sampson.........    48     Director and Vice President                                                 1999-Present
                                   Indiana & Michigan State President                                          1999-Present
                                   Site Vice President, Cook Nuclear Plant                                     1998-1999
                                   Plant Manager, Cook Nuclear Plant                                           1996-1998

Jackie S. Siefker.......    47     Director                                                                    2000-Present
                                   Manager, Distribution Systems                                               2000-Present
                                   District Manager                                                            1995-2000

D. B. Synowiec..........    57     Director                                                                    1995-Present
                                   Plant Manager, Rockport Plant                                               1990-Present

W. E. Walters...........    53     Director                                                                    1991-Present
                                   Michiana Region Manager                                                     1994-2000
                                   Director of Projects                                                        2000-Present

-----------------
(a)   Positions are with I&M unless otherwise indicated.

Item 11.     EXECUTIVE COMPENSATION

       AEGCo, CSPCo, KEPCo, PSO AND WTU. Omitted pursuant to Instruction
I(2)(c).

       AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2001 annual meeting of shareholders to be filed within 120 days after December 31, 2000.

       APCo AND OPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000.

       CPL, I&M AND SWEPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000.

       The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 2000, 1999 and 1998 paid or awarded to the presidents of CPL and SWEPCo.


                           Summary Compensation Table

                                                                        ANNUAL
                                                                     COMPENSATION
                                                     ---------------------------------------------


                                                                                      OTHER
                                                        SALARY         BONUS          ANNUAL
         NAME AND PRINCIPAL POSITION        YEAR          ($)           ($)        COMPENSATION
---------------------------------------------------------------------------------------------------
J. GONZALO SANDOVAL - General               2000        143,323          38,153             0
     manager/president of CPL (3)           1999        138,863          31,268             0
                                            1998        138,115          34,955             0

MICHAEL H. MADISON - President of           2000        179,922          78,937             0
     SWEPCo (3)                             1999        186,944          91,065         5,544
                                            1998        178,953          87,380        28,914
                                                   LONG-TERM
                                                 COMPENSATION
                                             ----------------------
                                             AWARDS      PAYOUTS
                                             ------      -------
                                           SECURITIES       LTIP           ALL OTHER
                                           UNDERLYING     PAYOUTS        COMPENSATION
         NAME AND PRINCIPAL POSITION      OPTIONS (#)      ($)(1)           ($)(2)
-------------------------------------------------------------------------------------
J. GONZALO SANDOVAL - General                 6,250        14,656           7,068
     manager/president of CPL (3)                 0        19,661           7,200
                                                  0         9,961           6,580

MICHAEL H. MADISON - President of            15,000       192,444         198,211
     SWEPCo (3)                                   0        19,661           8,103
                                                  0         9,961           7,900

------------------------

(1) The awards reflected in this column are the value of restricted shares paid out under CSW's Long-Term Incentive Plan and, in the case of Mr. Madison, performance share units. Upon vesting, shares of AEP Common Stock were reissued without restrictions. The amounts reported in the Summary Compensation Table represent the market value of the shares at the date of grant.

(2) Detail of the 2000 amounts in the All Other Compensation column is shown below.

                             Item                                  Mr. Sandoval       Mr. Madison
                             ----                                  ------------       -----------
         Savings Plan Matching Contributions..................         $7,068             $7,650
         Personal Liability Insurance.........................              0                761
         Change-in Control Payment............................              0            179,000
         Vehicle Allowance....................................              0             10,800
                                                                            -             ------
            Total All Other Compensation......................         $7,068           $198,211
                                                                       ======           ========

(3) Messrs. Sandoval and Madison resigned their positions on June 28, 2000, but remained employees of the AEP System.

                              Option Grants in 2000

                                                          INDIVIDUAL GRANTS
                         ------------------------------------------------------------------------------------
                         NUMBER OF             PERCENT OF
                         SECURITIES            TOTAL OPTIONS
                         UNDERLYING            GRANTED TO                                                         GRANT DATE
                         OPTIONS GRANTED       EMPLOYEES IN        EXERCISE OR BASE                               PRESENT VALUE
             NAME        (#) (1)               2000 (2)            PRICE ($/SH)           EXPIRATION DATE         ($) (3)
----------------------   -----------------     ---------------     -------------------    -------------------     --------------
J. Gonzalo Sandoval            6,250                0.1%                  35.625              09-20-2010                36,783
Michael H. Madison            15,000                0.2%                  35.625              09-20-2010                88,280

---------------------
(1) Options were granted on September 20, 2000, pursuant to the AEP 2000 Long-Term Incentive Plan. All options granted on this date have an exercise price equal to the closing price of AEP Common Stock on the New York Stock Exchange Composite Transactions Tape on September 20, 2000. These options will vest in equal increments, annually, over a three-year period beginning on January 1, 2002. Options also fully vest upon termination due to retirement after one year from the grant date or due to disability or death and expire five years thereafter, or on their scheduled expiration date if earlier. Options expire upon termination of employment for reasons other than retirement, disability or death, unless the Human Resources Committee determines that circumstances warrant continuation of the options for up to five years. Options are nontransferable.
(2)    A total of 6,046,000 options were granted in 2000.
(3) Value was calculated using the Black-Scholes option valuation model. The actual value, if any, ultimately realized depends on the market value of AEP's Common Stock at a future date. Significant assumptions are shown below:

         Stock Price Volatility               24.75%                          Dividend Yield             6.02%
         Risk-Free Rate of Return              6.50%                          Option Term                10 years



         Aggregated Option Exercises in 2000 and Year-End Option Values

                                    SHARE                            NUMBER OF SECURITIES UNDERLYING
                                  ACQUIRED ON         VALUE        UNEXERCISED OPTIONS AT 12-31-00 (#)
                                   EXERCISE         REALIZED       ------------------------------------
            NAME                    (#) (1)          ($) (1)        EXERCISABLE         UNEXERCISABLE
----------------------------     -------------     -----------     --------------     -----------------
J. Gonzalo Sandoval                   --               --              1,750                6,250
Michael H. Madison                    --               --              6,281               15,000

                                  VALUE OF UNEXERCISED IN-THE-MONEY
                                     OPTIONS AT 12-31-00 ($) (2)
                                 ------------------------------------
            NAME                 EXERCISABLE          UNEXERCISABLE
----------------------------     ----------------    ----------------
J. Gonzalo Sandoval                     0                 67,969
Michael H. Madison                    52,448             163,125

---------------------
(1)    Neither of these officers exercised options during 2000.
(2) Based on the difference between the closing price of AEP Common Stock on the New York Stock Exchange Composite Transactions Tape on December 29, 2000 ($46.50) and the option exercise price. "In-the-money" means the market price of the stock is greater than the exercise price of the option on the date indicated.

   Cash Balance Retirement Plan

       CPL and SWEPCo maintain the Cash Balance Plan for eligible employees. In addition, these companies maintain the Special Executive Retirement Plan (SERP), a non-qualified plan that provides benefits that cannot be payable under the Cash Balance Plan because of maximum limitations imposed on such plans by the Internal Revenue Code. Under the cash balance formula, each participant has an account for recordkeeping purposes only, to which dollar amount credits are allocated annually based on a percentage of the participant's pay. Pay for the Cash Balance Plan includes base pay, bonuses, overtime, and commissions. The applicable percentage is determined by the age and years of vesting service the participant has as of December 31 of each year.

       The following table shows the percentage used to determine dollar amount credits at the age and years of service indicated:

          SUM OF AGE PLUS
         YEARS OF SERVICE                  APPLICABLE PERCENTAGE
         ----------------                  ---------------------
                <30                                3.0%
               30-39                               3.5%
               40-49                               4.5%
               50-59                               5.5%
               60-69                               7.0%
            70 or more                             8.5%

       As of December 31, 2000, the sum of age plus years of service of Messrs. Sandoval and Madison were 78 and 81, respectively.

       At retirement or other termination of employment, an amount equal to the vested balance (including qualified and SERP benefit) then credited to the account is payable to the participant in the form of an immediate or deferred lump sum or annuity. Benefits (both from the Cash Balance Plan and the SERP) under the cash balance formula are not subject to reduction for Social Security benefits or other offset amounts. The estimated annual benefits payable to Messrs. Sandoval and Madison as a single life annuity at age 65 under the Cash Balance Plan and the SERP are $93,508 for Mr. Sandoval and $122,555 for Mr. Madision.

       These amounts are based on the following assumptions:

       - Salary used is base pay paid for calendar year 2000 assuming no future increases plus bonus at 2000 target level.

       - Conversion of the lump-sum cash balance to a single life annuity at age 65, based on an interest rate of 5.78% and the 1983 Group Annuity Mortality Table.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       AEGCo, CSPCo, KEPCo, PSO AND WTU. Omitted pursuant to Instruction
I(2)(c).

       AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2001 annual meeting of shareholders to be filed within 120 days after December 31, 2000.

       APCo AND OPCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of each company for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000.

       CPL AND SWEPCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 2001 annual meeting of stockholders, to be filed within 120 days after December 31, 2000.

       I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

       The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2001, by each director and nominee of I&M as of March 12, 2001 and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.

                                                                                                  STOCK
                                                                                                  -----
NAME                                                                            SHARES(a)       UNITS(b)           TOTAL
----                                                                            ---------       --------           -----
Karl G. Boyd.................................................                    2,137               308           2,445
E. Linn Draper, Jr...........................................                    9,535(c)        106,181         115,716
Henry W. Fayne...............................................                    5,590(d)         11,163          16,753
Marc E. Lewis................................................                      898                --             898
William J. Lhota.............................................                   18,854(c)(d)      16,249          35,103
Susanne M. Moorman...........................................                      685                --             685
John R. Sampson..............................................                      430               338             768
Thomas V. Shockley, III......................................                   93,965(e)(f)          --          93,965
Jackie S. Siefker............................................                    3,093                --           3,093
David B. Synowiec............................................                    2,505               423           2,928
Susan Tomasky................................................                    1,744                98           1,842
Joseph H. Vipperman..........................................                   12,460(c)(d)       4,871          17,331
William E. Walters...........................................                    7,441               334           7,775
All Directors and Executive Officers.........................                  244,568(d)(g)     139,965         384,533

-------------------------
(a) Includes share equivalents held in the AEP Retirement Savings Plan (and for Mr. Shockley, the CSW Retirement Savings Plan) in the amounts listed below:

                                        AEP RETIREMENT SAVINGS
       NAME                           PLAN (SHARE EQUIVALENTS)
       ----                           ------------------------
       Mr. Boyd....................................      2,137
       Dr. Draper..................................      3,947
       Mr. Fayne...................................      5,014
       Mr. Lewis...................................        898
       Mr. Lhota...................................     16,674
       Ms. Moorman.................................        685
       Mr. Sampson................................         430

                                               AEP RETIREMENT SAVINGS
       NAME                                  PLAN (SHARE EQUIVALENTS)
       ----                                  ------------------------
       Mr. Shockley......................................       6,234
       Ms. Siefker.......................................       3,093
       Mr. Synowiec......................................       2,505
       Ms. Tomasky.......................................       1,744
       Mr. Vipperman.....................................      11,626
       Mr. Walters.......................................       7,441
 All Directors and Executive Officers....................      62,428

       With respect to the share equivalents held in the AEP Retirement Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan.
(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.
(c) Includes the following numbers of shares held in joint tenancy with a family member: Dr. Draper, 5,588; Mr. Lhota, 2,180; and Mr. Vipperman, 76.
(d) Does not include, for Messrs. Fayne, Lhota and Vipperman, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Fayne, Lhota and Vipperman share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares
(e) Includes the following numbers of shares held by family members over which beneficial ownership is disclaimed: Mr. Shockley, 496.
(f) Includes 49, 938 shares for Mr. Shockley attributable to options exercisable within 60 days.
(g)    Represents less than 1% of the total number of shares outstanding

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       AEP, APCo, CPL, I&M, OPCo AND SWEPCo. None.

       AEGCo, CSPCo, KEPCo, PSO AND WTU. Omitted pursuant to Instruction
I(2)(c).

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

       1.    FINANCIAL STATEMENTS:

             The following financial statements have been incorporated herein by reference pursuant to Item 8.

                                                                                                                  PAGE
                                                                                                                  ----
        AEGCo:
            Independent Auditors' Report; Statements of Income for the years ended December 31, 2000, 1999 and 1998; Statements of Retained
            Earnings for the years ended December 31, 2000, 1999 and 1998;
            Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Balance Sheets as of December 31, 2000 and 1999;
            Statements of Capitalization as of December 31, 2000 and 1999;
            Combined Notes to Financial Statements.

        AEP and its subsidiaries consolidated:
            Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998; Consolidated Balance Sheets as of December 31,
            2000 and 1999; Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of
            Common Shareholders' Equity for the years ended December 31, 2000,
            1999 and 1998; Combined Notes to Financial Statements; Schedule of
            Consolidated Cumulative Preferred Stocks of Subsidiaries at December
            31, 2000 and 1999; Schedule of Consolidated Long-term Debt of
            Subsidiaries at December 31, 2000 and 1999; Independent Auditors'
            Reports.

        APCo, CPL, CSPCo, I&M, OPCo, PSO and SWEPCo:
            Independent Auditors' Report(s); Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998; Consolidated
            Balance Sheets as of December 31, 2000 and 1999; Consolidated
            Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of Retained Earnings for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of
            Capitalization as of December 31, 2000 and 1999; Schedule of
            Consolidated Long-term Debt as of December 31, 2000 and 1999;
            Combined Notes to Financial Statements.

        KEPCo and WTU:
            Independent Auditors' Report(s); Statements of Income for the years ended December 31, 2000, 1999 and 1998; Statements of Retained
            Earnings for the years ended December 31, 2000, 1999 and 1998;
            Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Balance Sheets as of December 31, 2000 and 1999;
            Statements of Capitalization as of December 31, 2000 and 1999;
            Schedule of Long-term Debt as of December 31, 2000 and 1999;
            Combined Notes to Financial Statements.

2.      FINANCIAL STATEMENT SCHEDULES:

            Financial Statement Schedules are listed in the Index to Financial
            Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable).
                                                                                                                   S-1
            Independent Auditors' Report                                                                           S-2

       3.    EXHIBITS:

            Exhibits for AEGCo, AEP, APCo, CPL, CSPCo, I&M, KEPCo, OPCo, PSO, SWEPCo and
            WTU are listed in the Exhibit Index and are incorporated herein by reference                           E-1

 (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        AMERICAN ELECTRIC POWER COMPANY, INC.


                                     BY:          /S/  H. W. FAYNE
                                        ---------------------------------------
                                           (H. W. FAYNE, VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER)

Date:  March 20, 2001

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

                    SIGNATURE                                TITLE                         DATE
                    ---------                                -----                         ----
(I)         PRINCIPAL EXECUTIVE OFFICER:

                *E. LINN DRAPER, JR.                Chairman of the Board,
                                                           President,
                                                     Chief Executive Officer
                                                          And Director

(II)        PRINCIPAL FINANCIAL OFFICER:

                  /S/ H. W. FAYNE                      Vice President and             March 20, 2001
-----------------------------------------            Chief Financial Officer
                   (H. W. FAYNE)

(III)      PRINCIPAL ACCOUNTING OFFICER:

                 /S/ L. V. ASSANTE                      Deputy Controller             March 20, 2001
-----------------------------------------
                  (L. V. ASSANTE)

(IV)        A MAJORITY OF THE DIRECTORS:

                   *E. R. BROOKS
                 *DONALD M. CARLTON
                 *JOHN P. DESBARRES
                   *ROBERT W. FRI
                 *WILLIAM R. HOWELL
               *LESTER A. HUDSON, JR.
                 *LEONARD J. KUJAWA
                  *JAMES L. POWELL
                 *RICHARD L. SANDOR
              *THOMAS V. SHOCKLEY, III
                  *DONALD G. SMITH
              *LINDA GILLESPIE STUNTZ
                *KATHRYN D. SULLIVAN
                 *MORRIS TANENBAUM                                                    March 20, 2001

*By:              /S/ H. W. FAYNE
    -------------------------------------
          (H. W. FAYNE, ATTORNEY-IN-FACT)

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

                           AEP GENERATING COMPANY
                           APPALACHIAN POWER COMPANY
                           CENTRAL POWER AND LIGHT COMPANY
                           COLUMBUS SOUTHERN POWER COMPANY
                           KENTUCKY POWER COMPANY
                           OHIO POWER COMPANY
                           PUBLIC SERVICE COMPANY OF OKLAHOMA
                           SOUTHWESTERN ELECTRIC POWER COMPANY
                           WEST TEXAS UTILITIES COMPANY

                           BY:         /S/  A. A. PENA
                                -------------------------------------------
                                (A.  A. PENA, VICE PRESIDENT AND TREASURER)

Date:  March 20, 2001
       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

                        SIGNATURE                              TITLE                      DATE
                        ---------                              -----                      ----
(i)            PRINCIPAL EXECUTIVE OFFICER:

                   *E. LINN DRAPER, JR.                Chairman of the Board,
                                                      Chief Executive Officer
                                                            And Director

(ii)           PRINCIPAL FINANCIAL OFFICER:
                      /S/ A. A. PENA                 Vice President, Treasurer,      March 20, 2001
-------------------------------------------                 And Director
                       (A. A. PENA)

(iii)         PRINCIPAL ACCOUNTING OFFICER:

                    /S/ L. V. ASSANTE                    Deputy Controller           March 20, 2001
-------------------------------------------
                     (L. V. ASSANTE)

(iv)           A MAJORITY OF THE DIRECTORS:

                     *HENRY W. FAYNE
                      *WM. J. LHOTA
                 *THOMAS V. SHOCKLEY, III
                      *SUSAN TOMASKY
                     *J. H. VIPPERMAN
                                                                                     March 20, 2001
*By:                  /S/ A. A. PENA
    ------------------------------------------
              (A. A. PENA, ATTORNEY-IN-FACT)

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

                             INDIANA MICHIGAN POWER COMPANY


                               BY:        /S/  A. A. PENA
                                  ---------------------------------------------
                                   (A. A. PENA, VICE PRESIDENT AND TREASURER)

Date:  March 20, 2001

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

                        SIGNATURE                               TITLE                          DATE
                        ---------                               -----                          ----
(i)            PRINCIPAL EXECUTIVE OFFICER:

                   *E. LINN DRAPER, JR.                 Chairman of the Board,
                                                       Chief Executive Officer
                                                             And Director
(ii)           PRINCIPAL FINANCIAL OFFICER:

                      /S/ A. A. PENA                 Vice President and Treasurer         March 20, 2001
------------------------------------------------
                       (A. A. PENA)
(iii)         PRINCIPAL ACCOUNTING OFFICER:

                    /S/ L. V. ASSANTE                     Deputy Controller               March 20, 2001
------------------------------------------------
                     (L. V. ASSANTE)

(iv)           A MAJORITY OF THE DIRECTORS:

                       *K. G. BOYD
                     * HENRY W. FAYNE
                      *MARC E. LEWIS
                      *WM. J. LHOTA
                   *SUSANNE M. MOORMAN
                     *JOHN R. SAMPSON
                 *THOMAS V. SHOCKLEY, III
                    *JACKIE S. SIEFKER
                     *D. B. SYNOWIEC
                      *SUSAN TOMASKY
                     *J. H. VIPPERMAN
                      *W. E. WALTERS

*By:                  /s/ A. A. Pena                                                      March 20, 2001
    ------------------------------------------------
              (A. A. PENA, ATTORNEY-IN-FACT)

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                 Page
INDEPENDENT AUDITORS' REPORT ........................................................................             S-2

The following financial statement schedules are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves ..............................             S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves ..............................             S-3

CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
         Schedule II -- Valuation and Qualifying Accounts and Reserves ..............................             S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves ..............................             S-4

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves...............................             S-4

KENTUCKY POWER COMPANY
         Schedule II -- Valuation and Qualifying Accounts and Reserves ..............................             S-4

OHIO POWER COMPANY AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves..............................              S-5

PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves..............................              S-5

SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
         Schedule II -- Valuation and Qualifying Accounts and Reserves..............................              S-5

WEST TEXAS UTILITIES COMPANY
         Schedule II -- Valuation and Qualifying Accounts and Reserves..............................              S-6

                          INDEPENDENT AUDITORS' REPORT


AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

       We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our reports thereon dated February 26, 2001; such financial statements and reports are included in the 2000 Annual Reports and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14, except for the financial statement schedules of Central Power and Light Company and subsidiary, Public Service Company of Oklahoma and its subsidiaries, Southwestern Electric Power Company and subsidiaries, and West Texas Utilities Company for the years ended December 31, 1999 and 1998 and the financial information of Central and South West Corporation and its subsidiaries that is included in the financial statement schedule for American Electric Power Company, Inc. and its subsidiaries for the years ended December 31, 1999 and 1998. These financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Columbus, Ohio
February 26, 2001

==========================================================================================================

                         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

==========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
==========================================================================================================
                                                                                    ADDITIONS
                                                                         ----------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES          ACCOUNTS
----------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $17,066            $14,878         $   423(a)
                                                         =======            =======         =========
         Year Ended December 31, 1999..............      $14,841            $24,165         $15,788(a)
                                                         =======            =======         =======
         Year Ended December 31, 1998..............      $ 9,049            $28,809         $ 8,330(a)
                                                         =======            =======         ========

============================================================================================

               AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

============================================================================================
                     COLUMN A                               COLUMN D           COLUMN E
============================================================================================


                                                                              BALANCE AT
                                                                                END OF
                    DESCRIPTION                            DEDUCTIONS           PERIOD
--------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $21,323(b)           $11,044
                                                          =======              =======
         Year Ended December 31, 1999..............       $37,728(b)           $17,066
                                                          =======              =======
         Year Ended December 31, 1998..............       $31,347(b)           $14,841
                                                           =======             =======

----------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.


==========================================================================================================

                                     APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

==========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
==========================================================================================================
                                                                                    ADDITIONS
                                                                         ----------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES          ACCOUNTS
----------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $2,609            $6,592          $1,526(a)
                                                          ======            ======          ======
         Year Ended December 31, 1999..............       $2,234            $5,492          $1,995(a)
                                                          ======            ======          ======
         Year Ended December 31, 1998..............       $1,333            $5,093          $1,306(a)
                                                          ======            ======          ======

==========================================================================================

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

==========================================================================================
                     COLUMN A                             COLUMN D           COLUMN E
==========================================================================================


                                                                            BALANCE AT
                                                                              END OF
                    DESCRIPTION                          DEDUCTIONS           PERIOD
------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $8,139(b)            $2,588
                                                         ======               ======
         Year Ended December 31, 1999..............      $7,112(b)            $2,609
                                                         ======               ======
         Year Ended December 31, 1998..............      $5,498(b)            $2,234
                                                         ======               ======


-----------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.

========================================================================================================

                                    CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
========================================================================================================
                                                                                    ADDITIONS
                                                                         ----------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES          ACCOUNTS
--------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $ --               $1,675          $  --   (a)
                                                         ========           ======          ========
         Year Ended December 31, 1999..............      $ --              $ --             $  --   (a)
                                                         ========           ======          ========
         Year Ended December 31, 1998..............      $ --              $ --             $  --   (a)
                                                         ========           ======          ========

===========================================================================================

                      CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================
                     COLUMN A                              COLUMN D           COLUMN E
===========================================================================================


                                                                             BALANCE AT
                                                                               END OF
                    DESCRIPTION                           DEDUCTIONS           PERIOD
-------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $  --   (b)          $1,675
                                                          ========             ======
         Year Ended December 31, 1999..............       $  --   (b)          $ --
                                                          ========             ======
         Year Ended December 31, 1998..............       $  --   (b)          $ --
                                                          ========             ======

---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.

===========================================================================================================

                                        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
===========================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- ------------------------------------------------------
                                                                       (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $3,045            $2,082          $ 1,405(a)
                                                          ======            ======          ========
         Year Ended December 31, 1999..............       $2,598            $3,334          $10,782(a)
                                                          ======            ======          =======
         Year Ended December 31, 1998..............       $1,058            $7,551          $ 5,278(a)
                                                          ======            ======          ========

========================================================================================

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

========================================================================================
                     COLUMN A                           COLUMN D           COLUMN E
========================================================================================


                                                                          BALANCE AT
                                                                            END OF
                    DESCRIPTION                        DEDUCTIONS           PERIOD
----------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............    $ 5,873(b)         $  659
                                                       ========           =======
         Year Ended December 31, 1999..............    $13,669(b)         $3,045
                                                       =======            ======
         Year Ended December 31, 1998..............    $11,289(b)         $2,598
                                                       =======            ======

--------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.




===========================================================================================================
                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
===========================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- ------------------------------------------------------
                                                                       (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $1,848           $ (235)          $  907(a)
                                                          ======           ======           ======
         Year Ended December 31, 1999..............       $2,027           $3,966           $1,367(a)
                                                          ======           ======           ======
         Year Ended December 31, 1998..............       $1,188           $4,630           $  221(a)
                                                          ======           ======           ======

=======================================================================================

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

=======================================================================================
                     COLUMN A                          COLUMN D           COLUMN E
=======================================================================================


                                                                         BALANCE AT
                                                                           END OF
                    DESCRIPTION                       DEDUCTIONS           PERIOD
---------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............  $1,761(b)           $  759
                                                     ======              ======
         Year Ended December 31, 1999..............  $5,512(b)           $1,848
                                                     ======              ======
         Year Ended December 31, 1998..............  $4,012(b)           $2,027
                                                     ======              ======

---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.








===========================================================================================================
                             KENTUCKY POWER COMPANY
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
===========================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- ------------------------------------------------------
                                                                        (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............        $637             $  187          $  9(a)
                                                           ====             ======          ====
         Year Ended December 31, 1999..............        $848             $1,032          $467(a)
                                                           ====             ======          ====
         Year Ended December 31, 1998..............        $525             $1,280          $392(a)
                                                           ====             ======          ====


=========================================================================================
                             KENTUCKY POWER COMPANY
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

=========================================================================================
                     COLUMN A                            COLUMN D           COLUMN E
=========================================================================================


                                                                           BALANCE AT
                                                                             END OF
                    DESCRIPTION                         DEDUCTIONS           PERIOD
---------------------------------------------------- ------------------------------------
                                                                (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............    $  551(b)              $282
                                                       =======                ====
         Year Ended December 31, 1999..............    $1,710(b)              $637
                                                       ======                 ====
         Year Ended December 31, 1998..............    $1,349(b)              $848
                                                       ======                 ====


---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.

===========================================================================================================

                                       OHIO POWER COMPANY AND SUBSIDIARIES
                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
===========================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- ------------------------------------------------------
                                                                        (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $2,223             $  472           $  778(a)
                                                         ======             ======           ======
         Year Ended December 31, 1999..............      $1,678             $4,730           $1,273(a)
                                                         ======             ======           ======
         Year Ended December 31, 1998..............      $2,501             $3,255           $  941(a)
                                                         ======             ======           ======

============================================================================================

                       OHIO POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

============================================================================================
                     COLUMN A                               COLUMN D           COLUMN E
============================================================================================

                                                                              BALANCE AT
                                                                                END OF
                    DESCRIPTION                            DEDUCTIONS           PERIOD
--------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $2,419(b)            $1,054
                                                          ======               ======
         Year Ended December 31, 1999..............       $5,458(b)            $2,223
                                                          ======               ======
         Year Ended December 31, 1998..............       $5,019(b)            $1,678
                                                          ======               ======

---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.



=============================================================================================================

                               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

=============================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
=============================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
-------------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $ --              $   467           $  --   (a)
                                                         ========          =======           ========
         Year Ended December 31, 1999..............      $ --              $  --             $  --   (a)
                                                         ========          ========          ========
         Year Ended December 31, 1998..............      $ --              $  --             $  --   (a)
                                                         ========          ========          ========

========================================================================================

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

========================================================================================
                     COLUMN A                           COLUMN D           COLUMN E
========================================================================================


                                                                          BALANCE AT
                                                                            END OF
                    DESCRIPTION                        DEDUCTIONS           PERIOD
---------------------------------------------------- -----------------------------------
                                                                (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............    $  --   (b)          $  467
                                                       ========             ======
         Year Ended December 31, 1999..............    $  --   (b)          $ --
                                                       ========             ======
         Year Ended December 31, 1998..............    $  --   (b)          $ --
                                                       ========             ======

---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.



============================================================================================================

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

============================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
============================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- -------------------------------------------------------
                                                                       (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............      $4,428            $  911            $(4,428)(a)
                                                         ======            =======            ===========
         Year Ended December 31, 1999..............      $3,269            $5,415            $   --  (a)
                                                         ======            ======            ==========
         Year Ended December 31, 1998..............      $2,216            $4,547            $   --  (a)
                                                         ======            ======            ==========

==========================================================================================

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

==========================================================================================
                     COLUMN A                             COLUMN D           COLUMN E
==========================================================================================


                                                                            BALANCE AT
                                                                              END OF
                    DESCRIPTION                          DEDUCTIONS           PERIOD
------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............     $   --  (b)          $   911
                                                         =======              ======
         Year Ended December 31, 1999..............     $  4,256(b)           $4,428
                                                         =======              ======
         Year Ended December 31, 1998..............     $  3,494(b)           $3,269
                                                         =======              ======

---------------------
(a)    Recoveries on accounts previously written off.
(b)    Uncollectible accounts written off.

===========================================================================================================

                                          WEST TEXAS UTILITIES COMPANY
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================
                     COLUMN A                            COLUMN B                   COLUMN C
===========================================================================================================
                                                                                    ADDITIONS
                                                                       ------------------------------------
                                                        BALANCE AT        CHARGED TO        CHARGED TO
                                                        BEGINNING         COSTS AND            OTHER
                    DESCRIPTION                         OF PERIOD          EXPENSES           ACCOUNTS
---------------------------------------------------- ------------------------------------------------------
                                                                       (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............       $186             $1,499              $46(a)
                                                          ====             ======              ===
         Year Ended December 31, 1999..............       $497             $  (66)             $43(a)
                                                          ====             =======             ===
         Year Ended December 31, 1998..............       $ 73             $  616              $40(a)
                                                          =====            =======             ===

=======================================================================================

                          WEST TEXAS UTILITIES COMPANY
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

=======================================================================================
                     COLUMN A                          COLUMN D           COLUMN E
=======================================================================================


                                                                         BALANCE AT
                                                                           END OF
                    DESCRIPTION                       DEDUCTIONS           PERIOD
---------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
         Year Ended December 31, 2000..............   $1,443(b)              $288
                                                      ======                 ====
         Year Ended December 31, 1999..............   $  288(b)              $186
                                                      ======                 ====
         Year Ended December 31, 1998..............   $  232(b)              $497
                                                      =======                ====

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

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
AEGCO
  3(a)            --   Copy of Articles of Incorporation of AEGCo [Registration
                       Statement on Form 10 for the Common Shares of AEGCo, File
                       No. 0-18135, Exhibit 3(a)].
 *3(b)            --   Copy of the Code of Regulations of AEGCo (amended as of
                       June 15, 2000).
  10(a)           --   Copy of Capital Funds Agreement dated as of December 30,
                       1988 between AEGCo and AEP [Registration Statement No.
                       33-32752, Exhibit 28(a)].
  10(b)(1)        --   Copy of Unit Power Agreement dated as of March 31, 1982
                       between AEGCo and I&M, as amended [Registration Statement
                       No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2)        --   Copy of Unit Power Agreement, dated as of August 1,
                       1984, among AEGCo, I&M and KEPCo [Registration Statement
                       No. 33-32752, Exhibit 28(b)(2)].
  10(b)(3)        --   Copy of Agreement, dated as of October 1, 1984, among
                       AEGCo, I&M, APCo and Virginia Electric and Power Company
                       [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)           --   Copy of Lease Agreements, dated as of December 1, 1989,
                       between AEGCo and Wilmington Trust Company, as amended
                       [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                       28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and
                       28(c)(6)(C); Annual Report on Form 10-K of AEGCo for the
                       fiscal year ended December 31, 1993, File No. 0-18135,
                       Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B),
                       10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
 *13              --   Copy of those portions of the AEGCo 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
 *24              --   Power of Attorney.

  AEP++
  3(a)            --   Copy of Restated Certificate of Incorporation of AEP,
                       dated October 29, 1997 [Quarterly Report on Form 10-Q of
                       AEP for the quarter ended September 30, 1997, File No.
                       1-3525, Exhibit 3(a)].
  3(b)            --   Copy of Certificate of Amendment of the Restated
                       Certificate of Incorporation of AEP, dated January 13, 1999
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1998, File No. 1-3525, Exhibit 3(b)].
  3(c)            --   Composite copy of the Restated Certificate of
                       Incorporation of AEP, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1998,
                       File No. 1-3525, Exhibit 3(c)].
  3(d)            --   Copy of By-Laws of AEP, as amended through January 28,
                       1998 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 3(b)].
  10(a)           --   Interconnection Agreement, dated July 6, 1951, among
                       APCo, CSPCo, KEPCo, OPCo and I&M and with the Service
                       Corporation, as amended [Registration Statement No.
                       2-52910, Exhibit 5(a); Registration Statement No. 2-61009,
                       Exhibit 5(b); and Annual Report on Form 10-K of AEP for the
                       fiscal year ended December 31, 1990, File No. 1-3525,
                       Exhibit 10(a)(3)].
  10(b)           --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                       Corporation as agent, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1985,
                       File No. 1-3525,


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
AEP++ (continued)
                       Exhibit 10(b); and Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1988, File No. 1-3525,
                       Exhibit 10(b)(2)].
  10(c)           --   Copy of Lease Agreements, dated as of December 1,
                       1989, between AEGCo or I&M and Wilmington Trust Company,
                       as amended [Registration Statement No. 33-32752, Exhibits
                       28(c)(1)(C), 28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C),
                       28(c)(5)(C) and 28(c)(6)(C); Registration Statement No.
                       33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C),
                       28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); and Annual
                       Report on Form 10-K of AEGCo for the fiscal year ended
                       December 31, 1993, File No. 0-18135, Exhibits
                       10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                       10(c)(5)(B) and 10(c)(6)(B); Annual Report on Form 10-K
                       of I&M for the fiscal year ended December 31, 1993, File
                       No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                       10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
  10(d)           --   Lease Agreement dated January 20, 1995 between OPCo
                       and JMG Funding, Limited Partnership, and amendment
                       thereto (confidential treatment requested) [Annual Report
                       on Form 10-K of OPCo for the fiscal year ended December
                       31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
  10(e)           --   Modification No. 1 to the AEP System Interim Allowance
                       Agreement, dated July 28, 1994, among APCo, CSPCo, I&M,
                       KEPCo, OPCo and the Service Corporation [Annual Report on
                       Form 10-K of AEP for the fiscal year ended December 31,
                       1996, File No. 1-3525, Exhibit 10(l)].
  10(f)(1)        --   Agreement and Plan of Merger, dated as of December 21,
                       1997, By and Among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].
  10(f)(2)        --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of AEP dated December 15, 1999, File No. 1-3525, Exhibit
                       10].
 +10(g)(1)        --   AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1985, File No. 1-3525,
                       Exhibit 10(e)].
 +10(g)(2)        --   Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1986, File No.
                       1-3525, Exhibit 10(d)(2)].
 +10(h)           --   AEP Accident Coverage Insurance Plan for directors
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].
*+10(i)(1)        --   AEP Deferred Compensation and Stock Plan for
                       Non-Employee Directors, as amended June 1, 2000.
*+10(i)(2)        --   AEP Stock Unit Accumulation Plan for Non-Employee
                       Directors, as amended June 1, 2000.
*+10(j)(1)(A)     --   AEP System Excess Benefit Plan, Amended and Restated
                       as of January 1, 2001.
 +10(j)(1)(B)     --   Guaranty by AEP of the Service Corporation Excess
                       Benefits Plan [Annual Report on Form 10-K of AEP for the
                       fiscal year ended December 31, 1990, File No. 1-3525,
                       Exhibit 10(h)(1)(B)].
*+10(j)(2)        --   AEP System Supplemental Retirement Savings Plan,
                       Amended and Restated as of January 1, 2001
                       (Non-Qualified).
 +10(j)(3)        --   Service Corporation Umbrella Trust for Executives
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1993, File No. 1-3525, Exhibit
                       10(g)(3)].
 +10(k)           --   Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form
                       10-K of AEGCo for the fiscal year ended December 31,
                       1991, File No. 0-18135, Exhibit 10(g)(3)].
 +10(l)           --   AEP System Senior Officer Annual Incentive
                       Compensation Plan[Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1996, File No. 1-3525,
                       Exhibit 10(i)(1)].

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
AEP++ (continued)
  +10(m)          --   AEP System Survivor Benefit Plan, effective January
                       27, 1998 [Quarterly Report on Form 10-Q of AEP for the
                       quarter ended September 30, 1998, File No. 1-3525,
                       Exhibit 10].
  +10(n)          --   Letter agreement between AEP and Donald M. Clements,
                       Jr. dated August 19, 1994 [Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1998, File No.
                       1-3525, Exhibit 10(n)].
  +10(o)          --   AEP Senior Executive Severance Plan for Merger with
                       Central and South West Corporation, effective March 1,
                       1999 [Annual Report on Form 10-K of AEP for the fiscal
                       year ended December 31, 1998, File No. 1-3525, Exhibit
                       10(o)].
  +10(p)          --   AEP Change In Control Agreement [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1999,
                       File No. 1-3525, Exhibit 10(p)].
  +10(q)          --   AEP System 2000 Long-Term Incentive Plan [Proxy
                       Statement of AEP, March 10, 2000].
 *+10(r)(1)       --   Employment Agreement between Paul Addis and the
                       Service Corporation dated January 17, 1996.
 *+10(r)(2)       --   Amending Agreement dated July 30, 1998 to Employment
                       Agreement of Paul Addis.
 *+10(r)(3)       --   AEP Energy Services Incentive Compensation Plan.
 *+10(r)(4)       --   AEP Energy Services Phantom Equity Plan.
 *+10(s)          --   Memorandum of agreement between Susan Tomasky and the
                       Service Corporation dated January 3, 2001.
  *13             --   Copy of those portions of the AEP 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
  *21             --   List of subsidiaries of AEP.
  *23(a)          --   Consent of Deloitte & Touche LLP.
  *23(b)          --   Consent of Arthur Andersen LLP.
  *23(c)          --   Consent of KPMG Audit plc.
  *24             --   Power of Attorney.

 APCO++
   3(a)           --   Copy of Restated Articles of Incorporation of APCo,
                       and amendments thereto to November 4, 1993 [Registration
                       Statement No. 33-50163, Exhibit 4(a); Registration
                       Statement No. 33-53805, Exhibits 4(b) and 4(c)].
   3(b)           --   Copy of Articles of Amendment to the Restated Articles
                       of Incorporation of APCo, dated June 6, 1994 [Annual
                       Report on Form 10-K of APCo for the fiscal year ended
                       December 31, 1994, File No. 1-3457, Exhibit 3(b)].
   3(c)           --   Copy of Articles of Amendment to the Restated Articles
                       of Incorporation of APCo, dated March 6, 1997 [Annual
                       Report on Form 10-K of APCo for the fiscal year ended
                       December 31, 1996, File No. 1-3457, Exhibit 3(c)].
   3(d)           --   Composite copy of the Restated Articles of
                       Incorporation of APCo (amended as of March 7, 1997)
                       [Annual Report on Form 10-K of APCo for the fiscal year
                       ended December 31, 1996, File No. 1-3457, Exhibit 3(d)].
  *3(e)           --   Copy of By-Laws of APCo (amended as of June 15, 2000).
   4(a)           --   Copy of Mortgage and Deed of Trust, dated as of
                       December 1, 1940, between APCo and Bankers Trust Company
                       and R. Gregory Page, as Trustees, as amended and
                       supplemented [Registration Statement No. 2-7289, Exhibit
                       7(b); Registration Statement No. 2-19884, Exhibit 2(1);
                       Registration Statement No. 2-24453, Exhibit2(n);
                       Registration Statement No. 2-60015, Exhibits 2(b)(2),
                       2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8),
                       2(b)(9), 2(b)(10), 2(b)(12), 2(b)(14), 2(b)(15),
                       2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20),
                       2(b)(21), 2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25),
                       2(b)(26), 2(b)(27) and 2(b)(28); Registration Statement
                       No. 2-64102, Exhibit 2(b)(29); Registration Statement No.
                       2-66457, Exhibits (2)(b)(30) and 2(b)(31); Registration
                       Statement No. 2-69217, Exhibit 2(b)(32); Registration
                       Statement No. 2-86237, Exhibit 4(b); Registration
                       Statement No. 33-11723, Exhibit 4(b); Registration


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
APCO++ (continued)
                       Statement No. 33-17003, Exhibit 4(a)(ii), Registration
                       Statement No. 33-30964, Exhibit 4(b); Registration
                       Statement No. 33-40720, Exhibit 4(b); Registration
                       Statement No. 33-45219, Exhibit 4(b); Registration
                       Statement No. 33-46128, Exhibits 4(b) and 4(c);
                       Registration Statement No. 33-53410, Exhibit 4(b);
                       Registration Statement No. 33-59834, Exhibit 4(b);
                       Registration Statement No. 33-50229, Exhibits 4(b) and
                       4(c); Registration Statement No. 33-58431, Exhibits 4(b),
                       4(c), 4(d) and 4(e); Registration Statement No.
                       333-01049, Exhibits 4(b) and 4(c); Registration Statement
                       No. 333-20305, Exhibits 4(b) and4(c); Annual Report on
                       Form 10-K of APCo for the fiscal year ended December 31,
                       1996, File No. 1-3457, Exhibit 4(b); Annual Report on
                       Form 10-K of APCo for the fiscal year ended December 31,
                       1998, File No. 1-3457, Exhibit 4(b)].
  4(b)            --   Indenture (for unsecured debt securities), dated as of
                       January 1, 1998, between APCo and The Bank of New York,
                       As Trustee [Registration Statement No. 333-45927, Exhibit
                       4(a); Registration Statement No. 333-49071, Exhibit 4(b);
                       Registration Statement No. 333-84061, Exhibits 4(b) and
                       4(c); Annual Report on Form 10-K of APCo for the fiscal
                       year ended December 31, 1999, File No. 1-3457, Exhibit
                       4(c)].
 *4(c)            --   Company Order and Officers' Certificate, dated June
                       27, 2000, establishing certain terms of the Floating Rate
                       Notes, Series A, due 2001.
 10(a)(1)         --   Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and
                       through the United States Atomic Energy Commission, and,
                       subsequent to January 18, 1975, the Administrator of the
                       Energy Research and Development Administration, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(a); Registration Statement No. 2-63234, Exhibit
                       5(a)(1)(B); Registration Statement No 2-66301, Exhibit
                       5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                       5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                       APCo for the fiscal year ended December 31, 1992, File
                       No. 1-3457, Exhibit 10(a)(1)(B)].
 10(a)(2)         --   Copy of Inter-Company Power Agreement, dated as of
                       July 10, 1953, among OVEC and the Sponsoring Companies,
                       as amended [Registration Statement No. 2-60015, Exhibit
                       5(c); Registration Statement No. 2-67728, Exhibit
                       5(a)(3)(B); and Annual Report on Form 10-K of APCo for
                       the fiscal year ended December 31, 1992, File No. 1-3457,
                       Exhibit 10(a)(2)(B)].
 10(a)(3)         --   Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(e)].
 10(b)            --   Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, OPCo and I&M and with the
                       Service Corporation, as amended [Registration Statement
                       No. 2-52910, Exhibit 5(a); Registration Statement No.
                       2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1990, File No.
                       1-3525, Exhibit 10(a)(3)].
 10(c)            --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                       Corporation as agent, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1985,
                       File No. 1-3525, Exhibit 10(b); Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1988,
                       File No. 1-3525, Exhibit 10(b)(2)].
 10(d)            --   Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo,
                       CSPCo, I&M, KEPCo, OPCo and the Service Corporation
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
 10(e)(1)         --   Agreement and Plan of Merger, dated as of December 21,
                       1997, By and Among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
APCO++ (continued)
  10(e)(2)        --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of APCo dated December 15, 1999, File No. 1-3457, Exhibit
                       10].
 +10(f)(1)        --   AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1985, File No. 1-3525,
                       Exhibit 10(e)].
 +10(f)(2)        --   Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1986, File No.
                       1-3525, Exhibit 10(d)(2)].
 +10(g)           --   AEP System Senior Officer Annual Incentive
                       Compensation Plan [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1996, File No. 1-3525,
                       Exhibit 10(i)(1)].
 +10(h)(1)        --   AEP System Excess Benefit Plan, Amended and Restated
                       as of January 1, 2001 [Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 2000, File No.
                       1-3525, Exhibit 10(j)(1)(A)].
 +10(h)(2)        --   AEP System Supplemental Retirement Savings Plan,
                       Amended and Restated as of January 1, 2001
                       (Non-Qualified) [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 2000, File No. 1-3525,
                       Exhibit 10(j)(2)].
 +10(h)(3)        --   Umbrella Trust for Executives [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1993,
                       File No. 1-3525, Exhibit 10(g)(3)].
 +10(i)           --   Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form
                       10-K of AEGCo for the fiscal year ended December 31,
                       1991, File No. 0-18135, Exhibit 10(g)(3)].
 +10(j)           --   AEP System Survivor Benefit Plan, effective January
                       27, 1998 [Quarterly Report on Form 10-Q of AEP for the
                       quarter ended September 30, 1998, File No. 1-3525,
                       Exhibit 10].
 +10(k)           --   AEP Senior Executive Severance Plan for Merger with
                       Central and South West Corporation, effective March 1,
                       1999[Annual Report on Form 10-K of AEP for the fiscal
                       year ended December 31, 1998, File No. 1-3525, Exhibit
                       10(o)].
 +10(l)           --   AEP Change In Control Agreement [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1999,
                       File No. 1-3525, Exhibit 10(p)].
 +10(m)           --   AEP System 2000 Long-Term Incentive Plan [Proxy
                       Statement of AEP, March 10, 2000].
 +10(n)           --   Memorandum of agreement between Susan Tomasky and the
                       Service Corporation dated January 3, 2001 [Annual Report
                       on Form 10-K of AEP for the fiscal year ended December
                       31, 2000, File No. 1-3525, Exhibit 10(s)].
 *12              --   Statement re: Computation of Ratios.
 *13              --   Copy of those portions of the APCo 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
  21              --   List of subsidiaries of APCo [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 2000,
                       File No. 1-3525, Exhibit 21].
 *23              --   Consent of Deloitte & Touche LLP.
 *24              --   Power of Attorney.

  CPL++
  3(a)            --   Restated Articles of Incorporation Without Amendment,
                       Articles of Correction to Restated Articles of
                       Incorporation Without Amendment, Articles of Amendment to
                       Restated Articles of Incorporation, Statements of
                       Registered Office and/or Agent, and Articles of Amendment
                       to the Articles of Incorporation [Quarterly Report on
                       Form 10-Q of CPL for the quarter ended March 31, 1997,
                       File No. 0-346, Exhibit 3.1].
 *3(b)            --   By-Laws of CPL (amended as of April 19, 2000).
  4(a)            --   Indenture of Mortgage or Deed of Trust, dated November
                       1, 1943, between CPL and The First National Bank of
                       Chicago and R. D. Manella, as Trustees, as amended and
                       supplemented [Registration Statement No. 2-60712, Exhibit
                       5.01; Registration

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
CPL++ (continued)
                       Statement No. 2-62271, Exhibit 2.02; Form U-1 No.
                       70-7003, Exhibit 17; Registration Statement No. 2-98944,
                       Exhibit 4 (b); Form U-1 No. 70-7236, Exhibit 4; Form U-1
                       No. 70-7249, Exhibit 4; Form U-1 No. 70-7520, Exhibit 2;
                       Form U-1 No. 70-7721, Exhibit 3; Form U-1 No. 70-7725,
                       Exhibit 10; Form U-1 No. 70-8053, Exhibit 10 (a); Form
                       U-1 No. 70-8053, Exhibit 10 (b); Form U-1 No. 70-8053,
                       Exhibit 10 (c); Form U-1 No. 70-8053, Exhibit 10 (d);
                       Form U-1 No. 70-8053, Exhibit 10 (e); Form U-1 No.
                       70-8053, Exhibit 10 (f)].
  4(b)            --   CPL-obligated, mandatorily redeemable preferred
                       securities of subsidiary trust holding solely Junior
                       Subordinated Debentures of CPL:
                       (1)    Indenture, dated as of May 1, 1997, between CPL
                              and the Bank of New York, as Trustee [Quarterly
                              Report on Form 10-Q of CPL dated March 31, 1997,
                              File No. 0-346, Exhibits 4.1 and 4.2].
                       (2)    Amended and Restated Trust Agreement of CPL
                              Capital I, dated as of May 1, 1997, among CPL, as
                              Depositor, the Bank of New York, as Property
                              Trustee, The Bank of New York (Delaware), as
                              Delaware Trustee, and the Administrative Trustee
                              [Quarterly Report on Form 10-Q of CPL dated March
                              31, 1997, File No. 0-346, Exhibit 4.3].
                       (3)    Guarantee Agreement, dated as of May 1, 1997,
                              delivered by CPL for the benefit of the holders of
                              CPL Capital I's Preferred Securities [Quarterly
                              Report on Form 10-Q of CPL dated March 31, 1997,
                              File No. 0-346, Exhibit 4.4].
                       (4)    Agreement as to Expenses and Liabilities dated as
                              of May 1, 1997, between CPL and CPL Capital I
                              [Quarterly Report on Form 10-Q of CPL dated March
                              31, 1997, File No. 0-346, Exhibit 4.5].
 *4(c)            --   Indenture (for unsecured debt securities), dated as of
                       November 15, 1999, between CPL and The Bank of New York,
                       as Trustee.
 *4(d)            --   First Supplemental Indenture, dated as of November 15,
                       1999, between CPL and The Bank of New York, as Trustee,
                       for Floating Rate Notes due November 23, 2001.
 *4(e)            --   Second Supplemental Indenture, dated as of February
                       16, 2000, between CPL and The Bank of New York, as
                       Trustee, for Floating Rate Notes due February 22, 2002.
 *12              --   Statement re: Computation of Ratios.
 *13              --   Copy of those portions of the CPL 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
 *23(a)           --   Consent of Deloitte & Touche LLP.
 *23(b)           --   Consent of Arthur Andersen LLP.
 *24              --   Power of Attorney.

CSPCO++
  3(a)            --   Copy of Amended Articles of Incorporation of CSPCo, as
                       amended to March 6, 1992 [Registration Statement No.
                       33-53377, Exhibit 4(a)].
  3(b)            --   Copy of Certificate of Amendment to Amended Articles
                       of Incorporation of CSPCo, dated May 19, 1994 [Annual
                       Report on Form 10-K of CSPCo for the fiscal year ended
                       December 31, 1994, File No. 1-2680, Exhibit 3(b)].
  3(c)            --   Composite copy of Amended Articles of Incorporation of
                       CSPCo, as amended [Annual Report on Form 10-K of CSPCo
                       for the fiscal year ended December 31, 1994, File No.
                       1-2680, Exhibit 3(c)].
  3(d)            --   Copy of Code of Regulations and By-Laws of CSPCo
                       [Annual Report on Form 10-K of CSPCo for the fiscal year
                       ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].
  4(a)            --   Copy of Indenture of Mortgage and Deed of Trust, dated
                       September 1, 1940, between CSPCo and City Bank Farmers
                       Trust Company (now Citibank, N.A.), as trustee, as
                       supplemented and amended [Registration Statement No.
                       2-59411, Exhibits 2(B) and 2(C); Registration Statement
                       No. 2-80535, Exhibit 4(b); Registration Statement No.
                       2-87091, Exhibit 4(b); Registration Statement No.
                       2-93208, Exhibit 4(b); Registration Statement No.
                       2-97652, Exhibit 4(b); Registration Statement No.
                       33-7081, Exhibit 4(b); Registration Statement No.
                       33-12389, Exhibit 4(b); Registration Statement No.

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
CSPCO++ (continued)
                       33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
                       Registration Statement No. 33-35651, Exhibit 4(b);
                       Registration Statement No. 33-46859, Exhibits 4(b) and
                       4(c); Registration Statement No. 33-50316, Exhibits 4(b)
                       and 4(c); Registration Statement No. 33-60336, Exhibits
                       4(b), 4(c) and 4(d); Registration Statement No. 33-50447,
                       Exhibits 4(b) and 4(c); Annual Report on Form 10-K of
                       CSPCo for the fiscal year ended December 31, 1993, File
                       No. 1-2680, Exhibit 4(b)].
  4(b)            --   Copy of Indenture (for unsecured debt securities),
                       dated as of September 1, 1997, between CSPCo and Bankers
                       Trust Company, as Trustee [Registration Statement No.
                       333-54025, Exhibits 4(a), 4(b), 4(c) and 4(d); Annual
                       Report on Form 10-K of CSPCo for the fiscal year ended
                       December 31, 1998, File No. 1-2680, Exhibits 4(c) and
                       4(d)].
 10(a)(1)         --   Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and
                       through the United States Atomic Energy Commission, and,
                       subsequent to January 18, 1975, the Administrator of the
                       Energy Research and Development Administration, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(a); Registration Statement No. 2-63234, Exhibit
                       5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                       5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                       5(a)(1)(B); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                       APCo for the fiscal year ended December 31, 1992, File
                       No. 1-3457, Exhibit 10(a)(1)(B)].
 10(a)(2)         --   Copy of Inter-Company Power Agreement, dated July 10,
                       1953, among OVEC and the Sponsoring Companies, as amended
                       [Registration Statement No. 2-60015, Exhibit 5(c);
                       Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                       and Annual Report on Form 10-K of APCo for the fiscal
                       year ended December 31, 1992, File No. 1-3457, Exhibit
                       10(a)(2)(B)].
 10(a)(3)         --   Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(e)].
 10(b)            --   Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, OPCo and I&M and the Service
                       Corporation, as amended [Registration Statement No.
                       2-52910, Exhibit 5(a); Registration Statement No.
                       2-61009, Exhibit 5(b); and Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1990, File No.
                       1-3525, Exhibit 10(a)(3)].
 10(c)            --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo, and with the Service
                       Corporation as agent, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1985,
                       File No. 1-3525, Exhibit 10(b); and Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1988,
                       File No. 1-3525, Exhibit 10(b)(2)].
 10(d)            --   Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo,
                       CSPCo, I&M, KEPCo, OPCo and the Service Corporation
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
 10(e)(1)         --   Agreement and Plan of Merger, dated as of December 21,
                       1997, By and Among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].
 10(e)(2)         --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of CSPCo dated December 15, 1999, File No. 1-2680,
                       Exhibit 10].
*12               --   Statement re: Computation of Ratios.
*13               --   Copy of those portions of the CSPCo 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
*23               --   Consent of Deloitte & Touche LLP.
*24               --   Power of Attorney.

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
I&M++
  3(a)            --   Copy of the Amended Articles of Acceptance of I&M and
                       amendments thereto [Annual Report on Form 10-K of I&M for
                       fiscal year ended December 31, 1993, File No. 1-3570,
                       Exhibit 3(a)].
  3(b)            --   Copy of Articles of Amendment to the Amended Articles
                       of Acceptance of I&M, dated March 6, 1997 [Annual Report
                       on Form 10-K of I&M for fiscal year ended December 31,
                       1996, File No. 1-3570, Exhibit 3(b)].
  3(c)            --   Composite Copy of the Amended Articles of Acceptance
                       of I&M (amended as of March 7, 1997) [Annual Report on
                       Form 10-K of I&M for the fiscal year ended December 31,
                       1996, File No. 1-3570, Exhibit 3(c)].
  3(d)            --   Copy of the By-Laws of I&M (amended as of January 1,
                       1996) [Annual Report on Form 10-K of I&M for the fiscal
                       year ended December 31, 1995, File No. 1-3570, Exhibit
                       3(c)].
  4(a)            --   Copy of Mortgage and Deed of Trust, dated as of June
                       1, 1939, between I&M and Irving Trust Company (now The
                       Bank of New York) and various individuals, as Trustees,
                       as amended and supplemented [Registration Statement No.
                       2-7597, Exhibit 7(a); Registration Statement No. 2-60665,
                       Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6),
                       2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12),
                       2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
                       Registration Statement No. 2-63234, Exhibit 2(b)(18);
                       Registration Statement No. 2-65389, Exhibit 2(a)(19);
                       Registration Statement No. 2-67728, Exhibit 2(b)(20);
                       Registration Statement No. 2-85016, Exhibit 4(b);
                       Registration Statement No. 33-5728, Exhibit 4(c);
                       Registration Statement No. 33-9280, Exhibit 4(b);
                       Registration Statement No. 33-11230, Exhibit 4(b);
                       Registration Statement No. 33-19620, Exhibits 4(a)(ii),
                       4(a)(iii), 4(a)(iv) and 4(a)(v); Registration Statement
                       No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                       Registration Statement No. 33-54480, Exhibits 4(b)(I) and
                       4(b)(ii); Registration Statement No. 33-60886, Exhibit
                       4(b)(I); Registration Statement No. 33-50521, Exhibits
                       4(b)(I), 4(b)(ii) and 4(b)(iii); Annual Report on Form
                       10-K of I&M for the fiscal year ended December 31, 1993,
                       File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K
                       of I&M for the fiscal year ended December 31, 1994, File
                       No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of
                       I&M for the fiscal year ended December 31, 1996, File No.
                       1-3570, Exhibit 4(b)].
  4(b)            --   Copy of Indenture (for unsecured debt securities),
                       dated as of October 1, 1998, between I&M and The Bank of
                       New York, as Trustee [Registration Statement No.
                       333-88523, Exhibits 4(a), 4(b) and 4(c); Annual Report on
                       Form 10-K of I&M for the fiscal year ended December 31,
                       1999, File No. 1-3570, Exhibit 4(c)].
* 4(c)            --   Copy of Company Order and Officers' Certificate,
                       dated August 31, 2000, establishing certain terms of the
                       Floating Rate Notes, Series B, due 2002.
 10(a)(1)         --   Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and
                       through the United States Atomic Energy Commission, and,
                       subsequent to January 18, 1975, the Administrator of the
                       Energy Research and Development Administration, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(a); Registration Statement No. 2-63234, Exhibit
                       5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                       5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                       5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); and Annual Report on Form 10-K of
                       APCo for the fiscal year ended December 31, 1992, File
                       No. 1-3457, Exhibit 10(a)(1)(B)].
 10(a)(2)         --   Copy of Inter-Company Power Agreement, dated as of
                       July 10, 1953, among OVEC and the Sponsoring Companies,
                       as amended [Registration Statement No. 2-60015, Exhibit
                       5(c); Registration Statement No. 2-67728, Exhibit
                       5(a)(3)(B); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1992, File No. 1-3457,
                       Exhibit 10(a)(2)(B)].


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

I&M++ (CONTINUED)
  10(a)(3)        --   Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(e)].
  10(a)(4)        --   Copy of Inter-Company Power Agreement, dated as of
                       July 10, 1953, among OVEC and the Sponsoring Companies,
                       as amended [Registration Statement No. 2-60015, Exhibit
                       5(c); Registration Statement No. 2-67728, Exhibit
                       5(a)(3)(B); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1992, File No. 1-3457,
                       Exhibit 10(a)(2)(B)].
  10(a)(5)        --   Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(e)].
  10(b)           --   Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, I&M, and OPCo and with the
                       Service Corporation, as amended [Registration Statement
                       No. 2-52910, Exhibit 5(a); Registration Statement No.
                       2-61009, Exhibit 5(b); and Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1990, File No.
                       1-3525, Exhibit 10(a)(3)].
  10(c)           --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                       Corporation as agent, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1985,
                       File No. 1-3525, Exhibit 10(b); and Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1988,
                       File No. 1-3525, Exhibit 10(b)(2)].
  10(d)           --   Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo,
                       CSPCo, I&M, KEPCo, OPCo and the Service Corporation
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 1, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)           --   Copy of Nuclear Material Lease Agreement, dated as of
                       December 1, 1990, between I&M and DCC Fuel Corporation
                       [Annual Report on Form 10-K of I&M for the fiscal year
                       ended December 31, 1993, File No. 1-3570, Exhibit 10(d)].
  10(f)           --   Copy of Lease Agreements, dated as of December 1,
                       1989, between I&M and Wilmington Trust Company, as
                       amended [Registration Statement No. 33-32753, Exhibits
                       28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C),
                       28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K
                       of I&M for the fiscal year ended December 31, 1993, File
                       No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                       10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
  10(g)(1)        --   Agreement and Plan of Merger, dated as of December 21,
                       1997, By and Among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].
  10(g)(2)        --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of I&M dated December 15, 1999, File No. 1-3570, Exhibit
                       10].
 *12              --   Statement re: Computation of Ratios.
 *13              --   Copy of those portions of the I&M 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
  21              --   List of subsidiaries of I&M [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 2000,
                       File No. 1-3525, Exhibit 21].
 *24              --   Power of Attorney.
KEPCO++
   3(a)           --   Copy of Restated Articles of Incorporation of KEPCo
                       [Annual Report on Form 10-K of KEPCo for the fiscal year
                       ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
  *3(b)           --   Copy of By-Laws of KEPCo (amended as of June 15,
                       2000).

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
KEPCO++ (CONTINUED)
  4(a)            --   Copy of Mortgage and Deed of Trust, dated May 1, 1949,
                       between KEPCo and Bankers Trust Company, as supplemented
                       and amended [Registration Statement No. 2-65820, Exhibits
                       2(b)(1), 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and 2(b)(6);
                       Registration Statement No. 33-39394, Exhibits 4(b) and
                       4(c); Registration Statement No. 33-53226, Exhibits 4(b)
                       and 4(c); Registration Statement No. 33-61808, Exhibits
                       4(b) and 4(c), Registration Statement No. 33-53007,
                       Exhibits 4(b), 4(c) and 4(d)].
  4(b)            --   Copy of Indenture (for unsecured debt securities),
                       dated as of September 1, 1997, between KEPCo and Bankers
                       Trust Company, as Trustee [Registration Statement No.
                       333-75785, Exhibits 4(a), 4(b), 4(c) and 4(d); Annual
                       Report on Form 10-K of KEPCo for the fiscal year ended
                       December 31, 1999, File No. 1-6858, Exhibit 4(c)].
  *4(c)           --   Copy of Company Order and Officers' Certificate, dated
                       November 17, 2000, establishing certain terms of the
                       Floating Rate Notes, Series B, due 2002.
  10(a)           --   Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, I&M and OPCo and with the
                       Service Corporation, as amended [Registration Statement
                       No. 2-52910, Exhibit 5(a);Registration Statement No.
                       2-61009, Exhibit 5(b); and Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1990, File No.
                       1-3525, Exhibit 10(a)(3)].
  10(b)           --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                       Corporation as agent, as amended [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1985,
                       File No. 1-3525, Exhibit 10(b); and Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1988,
                       File No. 1-3525, Exhibit 10(b)(2)].
  10(c)           --   Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo,
                       CSPCo, I&M, KEPCo, OPCo and the Service Corporation
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(d)(1)        --   Agreement and Plan of Merger, dated as of December 21,
                       1997, By and Among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].
  10(d)(2)        --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of KEPCo dated December 15, 1999, File No. 1-6858,
                       Exhibit 10].
 *12              --   Statement re: Computation of Ratios.
 *13              --   Copy of those portions of the KEPCo 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
 *24              --   Power of Attorney.
OPCO++
  3(a)            --   Copy of Amended Articles of Incorporation of OPCo, and
                       amendments thereto to December 31, 1993 [Registration
                       Statement No. 33-50139, Exhibit 4(a); Annual Report on
                       Form 10-K of OPCo for the fiscal year ended December 31,
                       1993, File No. 1-6543, Exhibit 3(b)].
  3(b)            --   Certificate of Amendment to Amended Articles of
                       Incorporation of OPCo, dated May 3, 1994 [Annual Report
                       on Form 10-K of OPCo for the fiscal year ended December
                       31, 1994, File No. 1-6543, Exhibit 3(b)].
  3(c)            --   Copy of Certificate of Amendment to Amended Articles
                       of Incorporation of OPCo, dated March 6, 1997 [Annual
                       Report on Form 10-K of OPCo for the fiscal year ended
                       December 31, 1996, File No. 1-6543, Exhibit 3(c)].
  3(d)            --   Composite copy of the Amended Articles of
                       Incorporation of OPCo (amended as of March 7, 1997)
                       [Annual Report on Form 10-K of OPCo for the fiscal year
                       ended December 31, 1996, File No. 1-6543, Exhibit 3(d)].
  3(e)            --   Copy of Code of Regulations of OPCo [Annual Report on
                       Form 10-K of OPCo for the fiscal year ended December 31,
                       1990, File No. 1-6543, Exhibit 3(d)].

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

OPCO++ (CONTINUED)
    4(a)          --   Copy of Mortgage and Deed of Trust, dated as of
                       October 1, 1938, between OPCo and Manufacturers Hanover
                       Trust Company (now Chemical Bank), as Trustee, as amended
                       and supplemented [Registration Statement No. 2-3828,
                       Exhibit B-4; Registration Statement No. 2-60721, Exhibits
                       2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7),
                       2(c)(8), 2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13),
                       2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18),
                       2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23),
                       2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27), 2(c)(28),
                       2(c)(29), 2(c)(30), and 2(c)(31); Registration Statement
                       No. 2-83591, Exhibit 4(b); Registration Statement No.
                       33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                       Registration Statement No. 33-31069, Exhibit 4(a)(ii);
                       Registration Statement No. 33-44995, Exhibit 4(a)(ii);
                       Registration Statement No. 33-59006, Exhibits 4(a)(ii),
                       4(a)(iii) and 4(a)(iv); Registration Statement No.
                       33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                       Annual Report on Form 10-K of OPCo for the fiscal year
                       ended December 31, 1993, File No. 1-6543, Exhibit 4(b)].
    4(b)          --   Copy of Indenture (for unsecured debt securities),
                       dated as of September 1, 1997, between OPCo and Bankers
                       Trust Company, as Trustee [Registration Statement No.
                       333-49595, Exhibits 4(a), 4(b) and 4(c); Annual Report on
                       Form 10-K of OPCo for the fiscal year ended December 31,
                       1998, File No. 1-6543, Exhibits 4(c) and 4(d); Annual
                       Report on Form 10-K of OPCo for the fiscal year ended
                       December 31, 1999, File No. 1-6543, Exhibits 4(c) and
                       4(d)].
   *4(c)          --   Copy of Company Order and Officers' Certificate, dated
                       May 22, 2000, establishing certain terms of the Floating
                       Rate Notes, Series A, due 2001.
   10(a)(1)       --   Copy of Power Agreement, dated October 15, 1952,
                       between OVEC and United States of America, acting by and
                       through the United States Atomic Energy Commission, and,
                       subsequent to January 18, 1975, the Administrator of the
                       Energy Research and Development Administration, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(a); Registration Statement No. 2-63234, Exhibit
                       5(a)(1)(B); Registration Statement No. 2-66301, Exhibit
                       5(a)(1)(C); Registration Statement No. 2-67728, Exhibit
                       5(a)(1)(D); Annual Report on Form 10-K of APCo for the
                       fiscal year ended December 31, 1989, File No. 1-3457,
                       Exhibit 10(a)(1)(F); Annual Report on Form 10-K of APCo
                       for the fiscal year ended December 31, 1992, File No.
                       1-3457, Exhibit 10(a)(1)(B)].
   10(a)(2)       --   Copy of Inter-Company Power Agreement, dated July 10,
                       1953, among OVEC and the Sponsoring Companies, as amended
                       [Registration Statement No. 2-60015, Exhibit 5(c);
                       Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                       Annual Report on Form 10-K of APCo for the fiscal year
                       ended December 31, 1992, File No. 1-3457, Exhibit
                       10(a)(2)(B)].
   10(a)(3)       --   Copy of Power Agreement, dated July 10, 1953, between
                       OVEC and Indiana-Kentucky Electric Corporation, as
                       amended [Registration Statement No. 2-60015, Exhibit
                       5(e)].
   10(b)          --   Copy of Interconnection Agreement, dated July 6, 1951,
                       among APCo, CSPCo, KEPCo, I&M and OPCo and with the
                       Service Corporation, as amended [Registration Statement
                       No. 2-52910, Exhibit 5(a); Registration Statement No.
                       2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1990, File 1-3525,
                       Exhibit 10(a)(3)].
   10(c)          --   Copy of Transmission Agreement, dated April 1, 1984,
                       among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service
                       Corporation as agent [Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1985, File No.
                       1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 1988, File No.
                       1-3525, Exhibit 10(b)(2)].
   10(d)          --   Copy of Modification No. 1 to the AEP System Interim
                       Allowance Agreement, dated July 28, 1994, among APCo,
                       CSPCo, I&M, KEPCo, OPCo and the Service Corporation
                       [Annual Report on Form 10-K of AEP for the fiscal year
                       ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

OPCO++ (CONTINUED)
   10(e)          --   Copy of Amendment No. 1, dated October 1, 1973, to
                       Station Agreement dated January 1, 1968, among OPCo,
                       Buckeye and Cardinal Operating Company, and amendments
                       thereto [Annual Report on Form 10-K of OPCo for the
                       fiscal year ended December 31, 1993, File No. 1-6543,
                       Exhibit 10(f)].
   10(f)          --   Lease Agreement dated January 20, 1995 between OPCo
                       and JMG Funding, Limited Partnership, and amendment
                       thereto (confidential treatment requested) [Annual Report
                       on Form 10-K of OPCo for the fiscal year ended December
                       31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
   10(g)(1)       --   Agreement and Plan of Merger, dated as of December 21,
                       1997, by and among American Electric Power Company, Inc.,
                       Augusta Acquisition Corporation and Central and South
                       West Corporation [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1997, File No. 1-3525,
                       Exhibit 10(f)].
   10(g)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                       Agreement and Plan of Merger [Current Report on Form 8-K
                       of OPCo dated December 15, 1999, File No. 1-6543, Exhibit
                       10].
  +10(h)(1)       --   AEP Deferred Compensation Agreement for certain
                       executive officers [Annual Report on Form 10-K of OPCo
                       for the fiscal year ended December 31, 1985, File No.
                       1-3525, Exhibit 10(e)].
  +10(h)(2)       --   Amendment to AEP Deferred Compensation Agreement for
                       certain executive officers [Annual Report on Form 10-K of
                       AEP for the fiscal year ended December 31, 1986, File No.
                       1-3525, Exhibit 10(d)(2)].
  +10(i)          --   AEP System Senior Officer Annual Incentive
                       Compensation Plan [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 1996, File No. 1-3525,
                       Exhibit 10(i)(1)].
  +10(j)(1)       --   AEP System Excess Benefit Plan, Amended and Restated
                       as of January 1, 2001 [Annual Report on Form 10-K of AEP
                       for the fiscal year ended December 31, 2000, File No.
                       1-3525, Exhibit 10(j)(1)(A)].
  +10(j)(2)       --   AEP System Supplemental Retirement Savings Plan,
                       Amended and Restated as of January 1, 2001
                       (Non-Qualified) [Annual Report on Form 10-K of AEP for
                       the fiscal year ended December 31, 2000, File No. 1-3525,
                       Exhibit 10(j)(2)].
  +10(j)(3)       --   Umbrella Trust for Executives [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1993,
                       File No. 1-3525, Exhibit 10(g)(3)].
  +10(k)          --   Employment Agreement between E. Linn Draper, Jr. and
                       AEP and the Service Corporation [Annual Report on Form
                       10-K of AEGCo for the fiscal year ended December 31,
                       1991, File No. 0-18135, Exhibit 10(g)(3)].
  +10(l)          --   AEP System Survivor Benefit Plan, effective January
                       27, 1998 [Quarterly Report on Form 10-Q of AEP for the
                       quarter ended September 30, 1998, File No. 1-3525,
                       Exhibit 10].
  +10(m)          --   AEP Senior Executive Severance Plan for Merger with
                       Central and South West Corporation, effective March 1,
                       1999[Annual Report on Form 10-K of AEP for the fiscal
                       year ended December 31, 1998, File No. 1-3525, Exhibit
                       10(o)].
  +10(n)          --   AEP Change In Control Agreement [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 1999,
                       File No. 1-3525, Exhibit 10(p)].
  +10(o)          --   AEP System 2000 Long-Term Incentive Plan [Proxy
                       Statement of AEP, March 10, 2000].
  +10(p)          --   Memorandum of agreement between Susan Tomasky and the
                       Service Corporation dated January 3, 2001 [Annual Report
                       on Form 10-K of AEP for the fiscal year ended December
                       31, 2000, File No. 1-3525, Exhibit 10(s)].
  *12             --   Statement re: Computation of Ratios.
  *13             --   Copy of those portions of the OPCo 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
   21             --   List of subsidiaries of OPCo [Annual Report on Form
                       10-K of AEP for the fiscal year ended December 31, 2000,
                       File No. 1-3525, Exhibit 21].
  *23             --   Consent of Deloitte & Touche LLP.

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
OPCO++ (CONTINUED)
 *24              --   Power of Attorney.
  PSO++
  3(a)            --   Restated Certificate of Incorporation of PSO [Annual
                       Report on Form U5S of Central and South West Corporation
                       for the fiscal year ended December 31, 1996, File No.
                       1-1443, Exhibit B-3.1].
 *3(b)            --   By-Laws of PSO (amended as of June 28, 2000).
  4(a)            --   Indenture, dated July 1, 1945, between PSO and Liberty
                       Bank and Trust Company of Tulsa, National Association, as
                       Trustee, as amended and supplemented [Registration
                       Statement No. 2-60712, Exhibit 5.03; Registration
                       Statement No. 2-64432, Exhibit 2.02; Registration
                       Statement No. 2-65871, Exhibit 2.02; Form U-1 No.
                       70-6822, Exhibit 2; Form U-1 No. 70-7234, Exhibit 3;
                       Registration Statement No. 33-48650, Exhibit 4(b);
                       Registration Statement No. 33-49143, Exhibit 4(c);
                       Registration Statement No. 33-49575, Exhibit 4(b); Annual
                       Report on Form 10-K of PSO for the fiscal year ended
                       December 31, 1993, File No. 0-343, Exhibit 4(b); Current
                       Report on Form 8-K of PSO dated March 4, 1996, No. 0-343,
                       Exhibit 4.01; Current Report on Form 8-K of PSO dated
                       March 4, 1996, No. 0-343, Exhibit 4.02; Current Report on
                       Form 8-K of PSO dated March 4, 1996, No. 0-343, Exhibit
                       4.03].
  4(b)            --  PSO-obligated, mandatorily redeemable preferred
                       securities of subsidiary trust holding solely Junior
                       Subordinated Debentures of PSO:
                       (1)    Indenture, dated as of May 1, 1997, between PSO
                              and The Bank of New York, as Trustee [Quarterly
                              Report on Form 10-Q of PSO dated March 31, 1997,
                              File No. 0-343, Exhibits 4.6 and 4.7].
                       (2)    Amended and Restated Trust Agreement of PSO
                              Capital I, dated as of May 1, 1997, among PSO, as
                              Depositor, The Bank of New York, as Property
                              Trustee, The Bank of New York (Delaware), as
                              Delaware Trustee, and the Administrative Trustee
                              [Quarterly Report on Form 10-Q of PSO dated March
                              31, 1997, File No. 0-343, Exhibit 4.8].
                       (3)    Guarantee Agreement, dated as of May 1, 1997,
                              delivered by PSO for the benefit of the holders of
                              PSO Capital I's Preferred Securities [Quarterly
                              Report on Form 10-Q of PSO dated March 31, 1997,
                              File No. 0-343, Exhibits 4.9].
                       (4)    Agreement as to Expenses and Liabilities, dated as
                              of May 1, 1997, between PSO and PSO Capital I
                              [Quarterly Report on Form 10-Q of PSO dated March
                              31, 1997, File No. 0-343, Exhibits 4.10].
 *4(c)            --   Indenture (for unsecured debt securities), dated as of
                       November 1, 2000, between PSO and The Bank of New York,
                       as Trustee.
 *4(d)            --   First Supplemental Indenture, dated as of November 1,
                       2000, between PSO and The Bank of New York, as Trustee,
                       for Floating Rate Notes, Series A, due November 21, 2002.
 *12              --   Statement re: Computation of Ratios.
 *13              --   Copy of those portions of the PSO 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.
 *23(a)           --   Consent of Deloitte & Touche LLP.
 *23(b)           --   Consent of Arthur Andersen LLP.
 *24              --   Power of Attorney.
SWEPCO++
   3(a)           --   Restated Certificate of Incorporation, as amended
                       through May 6, 1997, including Certificate of Amendment
                       of Restated Certificate of Incorporation [Quarterly
                       Report on Form 10-Q of SWEPCo for the quarter ended March
                       31, 1997, File No. 1-3146, Exhibit 3.4].
   3(b)           --   By-Laws of SWEPCo (amended as of April 27, 2000)
                       [Quarterly Report on Form 10-Q of SWEPCo for the quarter
                       ended March 31, 2000, File No. 1-3146, Exhibit 3.3].

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

SWEPCO++ (CONTINUED)

   4(a)                -- Indenture, dated February 1, 1940, between SWEPCO and
                       Continental Bank, National Association and M. J. Kruger,
                       as Trustees, as amended and supplemented [Registration
                       Statement No. 2-60712, Exhibit 5.04; Registration
                       Statement No. 2-61943, Exhibit 2.02; Registration
                       Statement No. 2-66033, Exhibit 2.02; Registration
                       Statement No. 2-71126, Exhibit 2.02; Registration
                       Statement No. 2-77165, Exhibit 2.02; Form U-1 No.
                       70-7121, Exhibit 4; Form U-1 No. 70-7233, Exhibit 3; Form
                       U-1 No. 70-7676, Exhibit 3; Form U-1 No. 70-7934, Exhibit
                       10; Form U-1 No. 72-8041, Exhibit 10(b); Form U-1 No.
                       70-8041, Exhibit 10(c); Form U-1 No. 70-8239, Exhibit
                       10(a)].
   4(b)           --   SWEPCO-obligated, mandatorily redeemable preferred
                       securities of subsidiary trust holding solely Junior
                       Subordinated Debentures of SWEPCO:
                       (1)    Indenture, dated as of May 1, 1997, between SWEPCO
                              and the Bank of New York, as Trustee [Quarterly
                              Report on Form 10-Q of SWEPCO dated March 31,
                              1997, File No. 1-3146, Exhibits 4.11 and 4.12].
                       (2)    Amended and Restated Trust Agreement of SWEPCO
                              Capital I, dated as of May 1, 1997, among SWEPCO,
                              as Depositor, the Bank of New York, as Property
                              Trustee, The Bank of New York (Delaware), as
                              Delaware Trustee, and the Administrative Trustee
                              [Quarterly Report on Form 10-Q of SWEPCO dated
                              March 31, 1997, File No. 1-3146, Exhibit 4.13].
                       (3)    Guarantee Agreement, dated as of May 1, 1997,
                              delivered by SWEPCO for the benefit of the holders
                              of SWEPCO Capital I's Preferred Securities
                              [Quarterly Report on Form 10-Q of SWEPCO dated
                              March 31, 1997, File No. 1-3146, Exhibit 4.14].
                       (4)    Agreement as to Expenses and Liabilities, dated as
                              of May 1, 1997 between SWEPCO and SWEPCO Capital I
                              [Quarterly Report on Form 10-Q of SWEPCO dated
                              March 31, 1997, File No. 1-3146, Exhibits 4.15].
  *4(c)           --   Indenture (for unsecured debt securities), dated as of
                       February 4, 2000, between SWEPCO and The Bank of New
                       York, as Trustee.
  *4(d)           --   First Supplemental Indenture, dated as of February 25,
                       2000, between SWEPCO and The Bank of New York, as
                       Trustee, for Floating Rate Notes due March 1, 2001.
  *12             --   Statement re: Computation of Ratios.
  *13             --   Copy of those portions of the SWEPCo 2000 Annual
                       Report (for the fiscal year ended December 31, 2000)
                       which are incorporated by reference in this filing.
  *23(a)          --   Consent of Deloitte & Touche LLP.
  *23(b)          --   Consent of Arthur Andersen LLP.
  *24             --   Power of Attorney.
 WTU++
    3(a)          --   Restated Articles of Incorporation, as amended, and
                       Articles of Amendment to the Articles of Incorporation
                       [Annual Report on Form 10-K of WTU for the fiscal year
                       ended December 31, 1996, File No. 0-340, Exhibit 3.5].
    3(b)          --   By-Laws of WTU (amended as of May 1, 2000) [Quarterly
                       Report on Form 10-Q of WTU for the quarter ended March
                       31, 2000, File No. 0-340, Exhibit 3.4].
    4(a)          --   Indenture, dated August 1, 1943, between WTU and
                       Harris Trust and Savings Bank and J. Bartolini, as
                       Trustees, as amended and supplemented [Registration
                       Statement No. 2-60712, Exhibit 5.05; Registration
                       Statement No. 2-63931, Exhibit 2.02; Registration
                       Statement No. 2-74408, Exhibit 4.02; Form U-1 No.
                       70-6820, Exhibit 12; Form U-1 No. 70-6925, Exhibit 13;
                       Registration Statement No. 2-98843, Exhibit 4(b); Form
                       U-1 No. 70-7237, Exhibit 4; Form U-1 No. 70-7719, Exhibit
                       3; Form U-1 No. 70-7936, Exhibit 10; Form U-1 No.
                       70-8057, Exhibit 10; Form U-1 No. 70-8265, Exhibit 10;
                       Form U-1 No. 70-8057, Exhibit 10(b); Form U-1 No.
                       70-8057, Exhibit 10(c)].
  *12             --   Statement re: Computation of Ratios.
  *13             --   Copy of those portions of the WTU 2000 Annual Report
                       (for the fiscal year ended December 31, 2000) which are
                       incorporated by reference in this filing.

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
WTU++ (CONTINUED)
  *24             --   Power of Attorney.
                                      -----------------------

++Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.