Form 10-Q
period 2001-03-31
AMERICAN ELECTRIC POWER COMPANY INC
filed 2001-05-15
CIK 4904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended MARCH 31, 2001
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period from to

Commission       Registrant, State of Incorporation                           I.R. S. Employer
File Number      Address, and Telephone Number                                Identification No.
-----------      -----------------------------                                ------------------

1-3525           AMERICAN ELECTRIC POWER COMPANY, INC.                        13-4922640
                 (A New York Corporation)
                 1 Riverside Plaza, Columbus, Ohio  43215
                 Telephone (614) 223-1000

0-18135          AEP GENERATING COMPANY (An Ohio Corporation)                 31-1033833
                 1 Riverside Plaza, Columbus, Ohio  43215
                 Telephone (614) 223-1000

1-3457           APPALACHIAN POWER COMPANY (A Virginia Corporation)           54-0124790
                 40 Franklin Road, Roanoke, Virginia  24011
                 Telephone (540) 985-2300

0-346            CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)        74-0550600
                 539 North Carancahua Street,
                 Corpus Christi, Texas 78401-2802 Telephone (361)
                 881-5300

1-2680           COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)        31-4154203
                 1 Riverside Plaza, Columbus,
                 Ohio 43215 Telephone (614) 223-1000

1-3570           INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)      35-0410455
                 One Summit Square
                 P.O. Box 60, Fort Wayne, Indiana  46801
                 Telephone (219) 425-2111

1-6858           KENTUCKY POWER COMPANY (A Kentucky Corporation)              61-0247775
                 1701 Central Avenue, Ashland, Kentucky  41101
                 Telephone (800) 572-1141

1-6543           OHIO POWER COMPANY (An Ohio Corporation)                     31-4271000
                 301 Cleveland Avenue S.W., Canton, Ohio  44701
                 Telephone (330) 456-8173

0-343            PUBLIC SERVICE COMPANY OF OKLAHOMA                           73-0410895
                 (An Oklahoma Corporation)
                 212 East 6th Street, Tulsa, Oklahoma  74119-1212
                 Telephone (918) 599-2000

1-3146           SOUTHWESTERN ELECTRIC POWER COMPANY                          72-0323455
                 (A Delaware Corporation)
                 428 Travis Street, Shreveport, Louisiana  71156-0001
                 Telephone (318) 673-3000

0-340            WEST TEXAS UTILITIES COMPANY (A Texas Corporation)           75-0646790
                 301 Cypress Street, Abilene, Texas
                 79601-5820 Telephone (915) 674-7000


AEP Generating Company, Columbus Southern Power Company, Kentucky Power Company,
Public Service Company of Oklahoma and West Texas Utilities Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes       X
     --------
No   --------

The number of shares outstanding of American Electric Power Company, Inc. Common
Stock, par value $6.50, at April 30, 2001 was 322,151,975.






         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2001
                                    CONTENTS

                                                                                                                    Page
        Glossary of Terms                                                                                           i - iii
        Forward-Looking Information                                                                                 iv

   Part I.  FINANCIAL INFORMATION
     Items    1 and 2 Financial Statements and Management's Discussion and
                    Analysis of Results of Operations:

                         American Electric Power Company, Inc. and Subsidiary Companies:
                              Management's Discussion and Analysis of Results of Operations                         A-1
                              Consolidated Financial Statements                                                     A-2 - A-6

                         AEP Generating Company:
                              Management's Narrative Analysis of Results of Operations                              B-1
                              Financial Statements                                                                  B-2 - B-5

                         Appalachian Power Company, Inc. and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         C-1 - C-2
                              Consolidated Financial Statements                                                     C-3 - C-7

                         Central Power and Light Company and Subsidiary:
                              Management's Discussion and Analysis of Results of Operations                         D-1
                              Consolidated Financial Statements                                                     D-2 - D-5

                         Columbus Southern Power Company and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              E-1 - E-2
                              Consolidated Financial Statements                                                     E-3 - E-6

                         Indiana Michigan Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         F-1
                              Consolidated Financial Statements                                                     F-2 - F-6

                         Kentucky Power Company
                              Management's Narrative Analysis of Results of Operations                              G-1
                              Financial Statements                                                                  G-2 - G-6

                         Ohio Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         H-1 - H-2
                              Consolidated Financial Statements                                                     H-3 - H-7

                         Public Service Company of Oklahoma and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              I-1
                              Consolidated Financial Statements                                                     I-2 - I-5

                         Southwestern Electric Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         J-1
                              Consolidated Financial Statements                                                     J-2 - J-5

                         West Texas Utilities Company:
                              Management's Narrative Analysis of Results of Operations                              K-1 - K-2
                              Financial Statements                                                                  K-3 - K-6







                         Footnotes to Financial Statements                                                     L-1 - L-14

      Item 2.        Registrants' Combined Management Discussion and Analysis of
                            Financial Condition, Contingencies  and Other Matters                              M-1 - M-8
      Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                N-1

  Part II.           OTHER INFORMATION
      Item 1.            Legal Proceedings                                                                     O-1
      Item 6.            Exhibits and Reports on Form 8-K                                                      O-1
                                (a)  Exhibits
                                      Exhibit 12
                                (b)  Reports on Form 8-K

SIGNATURE                                                                                                       P-1

     This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Generating Company, Appalachian Power Company, Central Power and Light Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.




                                       iii
                                GLOSSARY OF TERMS
         When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

               Term                                Meaning

2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP................................ American Electric Power Company, Inc.
AEP Consolidated................... AEP and its majority owned subsidiaries consolidated.
AEP Credit....................,Inc. AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated and unaffiliated domestic electric utility companies.
AEP East electric operating
companies..........................APCo, CSPCo, I&M, KPCo and OPCo.
AEPR............................... AEP Resources, Inc.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
AFUDC.............................. Allowance for funds used during construction, a noncash nonoperating income item that is capitalized and recovered through depreciation over the service life of domestic regulated electric utility plant.
Alliance RTO....................... Alliance Regional Transmission Organization, an ISO formed by AEP and four unaffiliated utilities.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company, an AEP electric utility subsidiary.
Arkansas Commission................ Arkansas Public Service Commission.
Buckeye............................ Buckeye Power, Inc., an unaffiliated corporation.
CLECO.............................. Central Louisiana Electric Company, Inc., an unaffiliated corporation.
COLI............................... Corporate owned life insurance program.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DHMV............................... Dolet Hills Mining Venture.
DOE................................ United States Department of Energy.
ECOM............................... Excess Cost Over Market.
ENEC............................... Expanded Net Energy Costs.
EITF............................... The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric Reliability Council of Texas.
EWGs............................... Exempt Wholesale Generators.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
FMB ............................... First Mortgage Bond.
FUCOs.............................. Foreign Utility Companies.
GAAP............................... Generally Accepted Accounting Principles.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IPC................................ Installment Purchase Contract.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
Joint Stipulation.................. Joint Stipulation and Agreement for Settlement of APCo's WV rate proceeding.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
LIG................................ Louisiana Intrastate Gas.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
Midwest ISO........................ An independent operator of transmission assets in the Midwest.
MLR................................ Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTN................................ Medium Term Notes.
MW................................. Megawatt.
MWH................................ Megawatthour.
NEIL............................... Nuclear Electric Insurance Limited.
Nox................................ Nitrogen oxide.
Nox Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
NP................................. Notes Payable.
NRC................................ Nuclear Regulatory Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio Environmental Protection Agency.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
OVEC............................... Ohio Valley Electric Corporation, an electric utility company in which AEP and  CSPCo own a
                                            44.2% equity interest.
PCBs............................... Polychlorinated Biphenyls.
PJM................................ Pennsylvania - New Jersey - Maryland regional transmission organization.
PRP..............................   Potentially Responsible Party.
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
PURPA.............................. The Public Utility Regulatory Policies Act of 1978.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants; AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned by AEGCo and I&M.
RTO................................ Regional Transmission Organization.
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                            Types of Regulation.
                                            -------------------
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                                                                         ------------------------------------
                                            Application of Statement 71.
SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                                                                         --------------------------------
                                            Long-Lived Assets and for Long-Lived Assets to be Disposed of.
                                            --------------------------------------------------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                            and Hedging Activities.
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by Central Power and Light
                                            Company, an AEP electric utility subsidiary .
STPNOC............................. South Texas Project Nuclear Operating Company, a non-profit Texas corporation which operates
                                            STP on behalf of its joint owners including CPL.
Superfund.........................  The Comprehensive Environmental, Response, Compensation and Liability Act.
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Appeals Court................ The Third District of Texas Court of Appeals.
Texas Restructuring Legislation....
                                    Legislation enacted in 1999 to restructure
the electric utility industry in Texas.
Travis District Court.............. State District Court of Travis County, Texas.
TVA ............................... Tennessee Valley Authority.
U.K................................ The United Kingdom.
UN................................. Unsecured Note.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WV................................. West Virginia.
WVPSC.............................. Public Service Commission of West Virginia.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Yorkshire.......................... Yorkshire Electricity Group plc, a U.K. regional electricity company owned jointly by AEP and New Century Energies.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                   Southern Power Company, an AEP subsidiary.

                                       iv
     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

o        Electric load and customer growth.
o        Abnormal weather conditions.
o        Available sources and costs of fuels.
o        Availability of generating capacity.
o The speed and degree to which competition is introduced to our power generation business. o The structure and timing of a competitive market and its impact on energy prices or fixed rates. o The ability to recover stranded costs in connection with possible/proposed deregulation of generation. o New legislation and government regulations.
o        The ability of AEP to successfully control its costs.
o        The success of new business ventures.
o        International developments affecting AEP's foreign investments.
o        The economic climate and growth in AEP's service territory.
     Inflationary trends.
o        Electricity and gas market prices.
o        Interest rates
o        Other risks and unforeseen events.

                                       A-6
         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

        Net income increased by $126 million or 90% due predominately to a strong performance from the wholesale business inclusive of the favorable impact of the return to service of the Cook Nuclear Plant. The wholesale business, which consists of wholesale electric and gas sales in the United States, the generation component of domestic retail electricity sales, worldwide electric and gas trading and other related businesses, contributed $103 million to the increase.
        Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)     %
                                                                -

Revenues                                      $8,121            133
Fuel and Purchase Power
 Expense                                        7,755           178
Maintenance and Other
 Operation Expense                                107            13
Income Taxes                                       93           121
Other Income, net                                 (11)          (26)
Interest and Preferred Dividends                   16             6
Other                                              13             3
                                              ---------
Net Income                                    $   126            90
                                              =======
        The increase in revenues is due to a substantial increase in electric and gas trading volumes and wholesale energy sales reflecting the return to service of the Cook Nuclear units.
        The major increase in fuel and purchased power expense was primarily attributable to the increase in trading volume and an increase in generation. Net generation increased 4% due mainly to the return to service in June and December of 2000 of Cook Nuclear Plant's two generating units. STP Nuclear plant increased its net generation by 4%.
        Maintenance and other operation expense increased largely as a result of material and labor costs associated with the development of Buckeye Power and Dow Chemical gas-fired plants plus additional traders' incentive compensation. These cost increases were partially offset by the cessation of restart expenditures for the Cook Nuclear Plant units following an extended Nuclear Regulatory Commission (NRC) monitored outage. Project fees received for the Buckeye Power and Dow Chemical projects are recognized in revenues using the percentage of completion method. Consequently, the charges to expense for material and labor costs did not adversely affect net income.
        The increase in income taxes is predominately due to an increase in pre-tax income. Other income decreased in the quarter primarily due to a reduction in equity earnings from investments. The increase in interest and preferred dividends was primarily due to an increase in average outstanding short-term debt balances and an increase in average short-term debt interest rates reflecting increased short-term cash demands and short-term market conditions.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)
                                            Three Months Ended March 31,
                                              2001                2000
                                              ----                ----

TOTAL REVENUES                                $14,238             $6,117
                                              -------             ------

EXPENSES:
   Fuel and Purchased Power                    12,102              4,347
   Maintenance and Other Operation                958                851
   Depreciation and Amortization                  336                320
   Taxes Other Than Income Taxes                  168                171
                                                  ---                ---
          TOTAL EXPENSES                       13,564              5,689
                                               ------              -----

OPERATING INCOME                                  674                428

OTHER INCOME, net                                  31                 42
                                                   --                 --
INCOME BEFORE INTEREST, PREFERRED
 DIVIDENDS AND INCOME TAXES                       705                470

INTEREST AND PREFERRED DIVIDENDS                  269                253
                                                  ---                ---

INCOME BEFORE INCOME TAXES                        436                217

INCOME TAXES                                      170                 77
                                                  ---                 --

NET INCOME                                  $     266            $   140
                                            =========            =======

AVERAGE NUMBER OF SHARES OUTSTANDING              322                322
                                                  ===                ===

EARNINGS PER SHARE (Basic and Dilutive):        $0.83              $0.43
                                                =====              =====

CASH DIVIDENDS PAID PER SHARE                   $0.60              $0.60
                                                =====              =====

See Notes to Financial Statements beginning on page L-1.



         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31, 2001       December 31, 2000
                                                    --------------       -----------------
                                                                   (in millions)
ASSETS
------
CURRENT ASSETS:
    Cash and Cash Equivalents                                $ 275            $ 437
    Accounts Receivable (net)                                3,158            3,699
    Energy Trading Contracts                                 9,484           16,627
    Other                                                    1,317            1,268
                                                             -----            -----

       TOTAL CURRENT ASSETS                                 14,234           22,031
                                                            ------           ------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                             16,259           16,328
     Transmission                                            5,804            5,609
     Distribution                                           10,827           10,843
   Other (including gas and coal mining
     assets and nuclear fuel)                                3,968            4,077
   Construction Work in Progress                             1,068            1,231
                                                             -----            -----
       Total Property, Plant and Equipment                  37,926           38,088
   Accumulated Depreciation and Amortization                15,823           15,695
                                                            ------           ------

       NET PROPERTY, PLANT AND EQUIPMENT                    22,103           22,393
                                                            ------           ------

REGULATORY ASSETS                                            3,868            3,698
                                                             -----            -----

INVESTMENTS IN POWER AND COMMUNICATIONS PROJECTS               822              782
                                                               ---              ---

GOODWILL (net of amortization)                                1,310            1,382
                                                              -----            -----

LONG-TERM ENERGY TRADING CONTRACTS                            2,271            1,620
                                                              -----            -----

OTHER ASSETS                                                  2,302            2,642
                                                              -----            -----

          TOTAL                                             $46,910          $54,548
                                                            =======          =======

See Notes to Financial Statements beginning on page L-1.



         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          March 31, 2001      December 31, 2000
                                                                          --------------      -----------------
                                                                                        (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                               $2,058                  $2,627
  Short-term Debt                                                                 4,108                   4,333
  Long-term Debt Due Within One Year                                              1,465                   1,152
  Energy Trading Contracts                                                        9,379                  16,801
  Other                                                                           2,033                   2,154
                                                                                  -----                   -----

       TOTAL CURRENT LIABILITIES                                                 19,043                  27,067
                                                                                 ------                  ------

LONG-TERM DEBT                                                                    9,076                   9,602
                                                                                  -----                   -----

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF SUCH SUBSIDIARIES                               333                     334
                                                                                    ---                     ---

DEFERRED INCOME TAXES                                                             4,865                   4,875
                                                                                  -----                   -----

DEFERRED INVESTMENT TAX CREDITS                                                     519                     528
                                                                                    ---                     ---

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                             201                     203
                                                                                    ---                     ---

LONG-TERM ENERGY TRADING CONTRACTS                                                1,973                   1,381
                                                                                  -----                   -----

DEFERRED CREDITS AND REGULATORY LIABILITIES                                         991                     637
                                                                                    ---                     ---

OTHER NONCURRENT LIABILITIES                                                      1,691                   1,706
                                                                                  -----                   -----

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                                         161                     161
                                                                                    ---                     ---

COMMITMENTS AND CONTINGENCIES (Note 8)

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                 2001                 2000
                                 ----                 ----
      Shares Authorized. . . . . 600,000,000     600,000,000
      Shares Issued. . . . . . . 331,095,028     331,019,146
      (8,999,992 shares were held in treasury at March 31, 2001
      and December 31, 2000)                                                      2,152                   2,152
  Paid-in Capital                                                                 2,914                   2,915
  Accumulated Other Comprehensive Income (Loss)                                    (172)                   (103)
  Retained Earnings                                                               3,163                   3,090
                                                                                  -----                   -----

          TOTAL COMMON SHAREHOLDERS' EQUITY                                       8,057                   8,054
                                                                                  -----                   -----

              TOTAL                                                             $46,910                 $54,548
                                                                                =======                 =======

See Notes to Financial Statements beginning on page L-1.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                                2001             2000
                                                                ----             ----
                                                                     (in millions)

OPERATING ACTIVITIES:

   Net Income                                                 $ 266             $ 140
   Adjustments for Noncash Items:
    Depreciation and Amortization                               352               349
    Deferred Federal Income Taxes                                68               (34)
    Deferred Investment Tax Credits                              (9)               (9)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net)                                   615                34
    Fuel, Materials and Supplies                                (13)               50
    Accrued Utility Revenues                                     39                29
    Prepayments and Other                                       (68)               (4)
    Accounts Payable                                           (499)               (4)
    Taxes Accrued                                                15               (23)
    Interest Accrued                                             65                77
    Rent Accrued - Rockport Plant Unit 2                         37                37
    Energy Trading Contracts (net)                             (279)              (87)
Other (net)                                                      (5)               27
                                                                 --                --
          Net Cash Flows From Operating Activities              584               582
                                                                ---               ---

INVESTING ACTIVITIES:
  Construction Expenditures                                    (315)             (376)
  Other                                                         109               (20)
                                                                ---               ---
          Net Cash Flows Used For Investing Activities         (206)             (396)
                                                               ----              ----


FINANCING ACTIVITIES:
  Issuance of Common Stock                                        3                 1
  Issuance of Long-term Debt                                    132               331
  Change in Short-term Debt (net)                              (266)             (210)
  Retirement of Long-term Debt                                 (209)             (253)
  Special Deposit for Reacquisition of Long-term Debt         -                    50
  Dividends Paid on Common Stock                               (193)             (209)
                                                               ----              ----
            Net Cash Flows Used For Financing Activities       (533)             (290)
                                                               ----              ----

Effect of Exchange Rate Change on Cash                           (7)               (3)
                                                                 --                --

Net Decrease in Cash and Cash Equivalents                      (162)             (107)
Cash and Cash Equivalents at Beginning of Period                437               609
                                                                ---               ---
Cash and Cash Equivalents at End of Period                    $ 275             $ 502
                                                              =====             =====

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $115 million and $170 million and for income taxes was $178 million and $25 million in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $19 million and $17 million in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    Accumulated Other
                                                        Common       Paid-in       Retained         Comprehensive
                                                         Stock        Capital       Earnings        Income (Loss)    Total
                                                         -----        -------       --------                         -----
                                                                              (in millions)
JANUARY 1, 2000                                        $2,149        $2,898         $3,630               $(4)       $8,673
Issuance of Common Stock                                                  1                                              1
Common Stock Dividends                                                               (209)                            (209)
                                                                                                                      ----
                                                                                                                     8,465
Comprehensive Income:
   Other Comprehensive Income, Net of Taxes
     Currency Translation Adjustment                                                                     (35)          (35)
     Unrealized Loss on Securities                                                                        (7)           (7)
   Net Income                                                                          140                             140
                                                                                                                       ---
     Total Comprehensive Income                                                                                         98
                                                     --------      --------       --------              -----           --

MARCH 31, 2000                                         $2,149        $2,899         $3,561              $(46)       $8,563
                                                       ======        ======         ======              ====        ======



JANUARY 1, 2001                                        $2,152        $2,915         $3,090             $(103)       $8,054
Issuance of Common Stock                                                  4                                              4
Common Stock Dividends                                                               (193)                            (193)
Other                                                                   (5)                                             (5)
                                                                                                                        --
                                                                                                                     7,860
Comprehensive Income:
  Other Comprehensive Income, Net of Taxes
      Currency Translation Adjustment                                                                    (82)          (82)
      Unrealized Gain on Hedged Derivatives                                                               13            13
   Net Income                                                                          266                             266
                                                                                                                       ---
     Total Comprehensive Income                                                                                        197
                                                     --------      --------       --------            -------       ------

MARCH 31, 2001                                         $2,152        $2,914         $3,163             $(172)       $8,057
                                                       ======        ======         ======             =====        ======

See Notes to Financial Statements beginning on page L-1.



                                       B-5
                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
        Net income declined $0.5 million or 19% for first quarter primarily as a result of a final true-up billing in January 2000 to an unaffiliated utility whose unit power purchase contract expired on December 31, 1999.
        Income statement line items which changed significantly were:

                                       Increase (Decrease)
                                       First Quarter
                                       (in millions)                  %
                                       -------------                  -

Operating Revenues                      $ 3.6                            6
Fuel Expense                              3.2                           13
Maintenance Expense                      (0.6)                         (23)
Taxes Other Than Federal
    Income Taxes                          2.0                          178
Federal Income Taxes                     (0.3)                         (46)
Interest Charges                         (0.1)                         (16)

          The increase in operating revenues resulted primarily from an increase in recoverable expenses as generation increased due to an increase in Rockport Plant's availability. Shorter outages in 2001, reflecting management's policy to maximize generating capacity availability, allowed the Rockport Plant units to generate 19% more electricity than in 2000.

          Fuel expense increased due to the increase in generation.

          The reduction in the number of outages and the shorter length of planned outages also accounted for the decrease in maintenance expense.

          Taxes other than federal income taxes increased due to the accrual of state income taxes based on an estimate of higher taxable income for 2001.

          The decrease in federal income taxes attributable to operations is primarily due to a decrease in pre-tax income. Reductions in variable interest rates, reflecting market conditions, were the primary reason for the decline in interest charges.

                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended March 31,

                                                      2001             2000
                                                      ----             ----
                                                          (in thousands)

OPERATING REVENUES                                    $60,507         $56,866
                                                      -------         -------

OPERATING EXPENSES:
   Fuel                                                27,645          24,435
   Rent - Rockport Plant Unit 2                        17,071          17,071
   Other Operation                                      2,958           3,098
   Maintenance                                          1,926           2,515
   Depreciation                                         5,586           5,505
   Taxes Other Than Federal Income Taxes                3,128           1,126
   Federal Income Taxes                                   386             721
                                                          ---             ---

           TOTAL OPERATING EXPENSES                    58,700          54,471
                                                       ------          ------

OPERATING INCOME                                        1,807           2,395

NONOPERATING INCOME                                       862             869
                                                          ---             ---

INCOME BEFORE INTEREST CHARGES                          2,669           3,264

INTEREST CHARGES                                          689             819
                                                          ---             ---

NET INCOME                                             $1,980          $2,445
                                                       ======          ======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,

                                                          2001          2000
                                                          ----          ----
                                                              (in thousands)

BALANCE AT BEGINNING OF PERIOD                            $ 9,722    $ 3,673

NET INCOME                                                  1,980      2,445

CASH DIVIDENDS DECLARED                                       959      1,935
                                                              ---      -----

BALANCE AT END OF PERIOD                                  $10,743     $4,183
                                                          =======     ======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------
                                                             (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                         $635,945         $635,215
   General                                               2,973            2,795
   Construction Work in Progress                         3,676            4,292
                                                         -----            -----
        Total Electric Utility Plant                   642,594          642,302
   Accumulated Depreciation                            320,991          315,566
                                                       -------          -------
NET ELECTRIC UTILITY PLANT                             321,603          326,736
                                                       -------          -------

CURRENT ASSETS:
   Cash and Cash Equivalents                             4,768            2,757
   Accounts Receivable:
      Affiliated Companies                              21,105           21,374
      Miscellaneous                                      2,110            2,341
   Fuel - at average cost                               10,375           11,006
   Materials and Supplies - at average cost              3,949            3,979
   Prepayments                                             105              145
                                                           ---              ---
TOTAL CURRENT ASSETS                                    42,412           41,602
                                                        ------           ------

REGULATORY ASSETS                                        5,444            5,504
                                                         -----            -----

DEFERRED CHARGES                                         3,379              760
                                                         -----              ---

TOTAL ASSETS                                          $372,838         $374,602
                                                      ========         ========

See Notes to Financial Statements beginning on page L-1.



                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      March 31, 2001      December 31, 2000
                                                                      --------------      -----------------
                                                                                    (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares                              $ 1,000         $1,000
   Paid-in Capital                                                            23,434         23,434
   Retained Earnings                                                          10,743          9,722
                                                                              ------          -----
        TOTAL CAPITALIZATION AND COMMON SHAREHOLDER'S EQUITY                  35,177         34,156
                                                                              ------         ------

OTHER NONCURRENT LIABILITIES                                                                    358
                                                                                                ---
                                                                                 358

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                         44,810         44,808
   Advances from Affiliates                                                                  28,068
                                                                                 219
   Accounts Payable:
      General                                                                  7,879          6,109
      Affiliated Companies                                                     9,737          7,724
   Taxes Accrued                                                              11,124          4,993
   Rent Accrued - Rockport Plant Unit 2                                       23,427          4,963
   Other                                                                       4,818          4,443
                                                                               -----          -----
TOTAL CURRENT LIABILITIES                                                    102,014        101,108
                                                                             -------        -------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT PLANT UNIT 2                  120,796        122,188
                                                                             -------        -------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                                             58,881         59,718
   Amounts Due to Customers for Income Taxes                                  23,329         23,996
                                                                              ------         ------
        TOTAL REGULATORY LIABILITIES                                          82,210         83,714
                                                                              ------         ------

DEFERRED INCOME TAXES                                                         32,133         32,928
                                                                              ------         ------

DEFERRED CREDITS                                                                 150            150
                                                                                 ---            ---
CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                        $372,838       $374,602
                                                                            ========       ========

See Notes to Financial Statements beginning on page L-1.



                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                         2001          2000
                                                                         ----          ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                           $ 1,980        $ 2,445
   Adjustment for Noncash Items:
     Depreciation                                                         5,586          5,505
     Deferred Federal Income Taxes                                       (1,462)        (1,374)
     Deferred Investment Tax Credits                                       (837)          (837)
     Amortization of Deferred Gain
      on Sale and Leaseback - Rockport Plant Unit 2                      (1,392)        (1,393)
     Deferred Property Taxes                                             (2,737)        (2,489)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                    500          5,681
     Fuel, Materials and Supplies                                           661            461
     Accounts Payable                                                     3,783         (4,686)
     Taxes Accrued                                                        6,131          4,198
     Rent Accrued - Rockport Plant Unit 2                                18,464         18,464
   Other (net)                                                              574         (1,735)
                                                                            ---         ------

           Net Cash Flow From Operating Activities                       31,251         24,240
                                                                         ------         ------

INVESTING ACTIVITIES - Construction Expenditures                           (432)       (1,266)
                                                                           ----        ------

FINANCING ACTIVITIES:
     Return of Capital to Parent Company                                     -         (2,000)
     Change in Short-term Debt (net)                                         -        (17,650)
     Change in Advances from Affiliates (net)                           (27,849)         -
     Dividends Paid                                                        (959)       (1,935)
                                                                           ----        ------
           Net Cash Flows Used For Financing Activities                 (28,808)      (21,585)
                                                                        -------       -------

Net Increase in Cash and Cash Equivalents                                 2,011         1,389
Cash and Cash Equivalents at Beginning of Period                          2,757           317
                                                                          -----           ---
Cash and Cash Equivalents at End of Period                             $  4,768        $1,706
                                                                       ========        ======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $644,000 and $732,000 and for income taxes was $1,349,000 and $678,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       C-7
                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     FIRST QUARTER 2001 vs. FIRST QUARTER 2000

        Net income increased $14.1 million or 30% mainly due to growth in and strong performance by the trading operation. APCo, as a member of the AEP Power Pool, shares in the revenues and costs of wholesale marketing and trading activities conducted on its behalf by the AEP Power Pool.
        Income statement line items which changed significantly were:

                                       Increase (Decrease)
                                       First Quarter
                                       (in millions)          %
                                       -------------          -

Operating Revenues                        $952               93
Fuel Expense                                (3)              (3)
Purchased Power Expense                    927              141
Other Operation Expense                      5                9
Maintenance Expense                          5               17
Depreciation and
   Amortization                              5               14
Nonoperating Income                          4              547

          The significant increase in revenues is due to a 60% increase in electric trading volume. In the first quarter of 2001 the AEP Power Pool grew its trading business resulting in an increase in the number of forward electricity purchase and sales contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory).
          Fuel expense decreased due to a decline in generation as a result of scheduled plant maintenance. The increase in purchased power expense was primarily attributable to the increase in trading volume.
          Other operation expense increased as a result of the growth in AEP's electricity marketing and trading operations. The increase in maintenance expense is due to the effect of performing generating plant boiler maintenance repairs to the Amos, Mountaineer and Glen Lyn Plants.

          Depreciation and amortization expense increased due to the accelerated amortization beginning in July 2000 of transition regulatory assets in connection with the June 2000 discontinuance of SFAS 71 in the Company's Virginia and West Virginia jurisdictions whereby net generation-related regulatory assets were transferred to the distribution portion of the business commensurate with their recovery through regulated rates (see Note 5 for further discussion of the effects of restructuring). Additional investments in distribution and transmission plant also contributed to the increase in depreciation and amortization expense.

          The increase in nonoperating income was due to an increase in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps). The AEP Power Pool enters into power trading transactions for the forward purchase and sale of electricity and electricity options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income.



                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                               2001                2000
                                                               ----                ----
                                                                   (in thousands)

OPERATING REVENUES                                       $1,974,127                $1,021,678
                                                         ----------                ----------

OPERATING EXPENSES:
   Fuel                                                       95,476                   98,557
   Purchased Power                                         1,585,202                  658,647
   Other Operation                                            65,889                   60,641
   Maintenance                                                33,009                   28,325
   Depreciation and Amortization                              43,717                   38,338
   Taxes Other Than Federal Income Taxes                      31,868                   30,645
   Federal Income Taxes                                       30,814                   28,279
                                                              ------                   ------

           TOTAL OPERATING EXPENSES                        1,885,975                  943,432
                                                           ---------                  -------

OPERATING INCOME                                              88,152                   78,246

NONOPERATING INCOME                                            5,051                      781
                                                               -----                      ---

INCOME BEFORE INTEREST CHARGES                                93,203                   79,027

INTEREST CHARGES                                              31,416                   31,363
                                                              ------                   ------

NET INCOME                                                    61,787                   47,664

PREFERRED STOCK DIVIDEND REQUIREMENTS                            503                      633
                                                                 ---                      ---

EARNINGS APPLICABLE TO COMMON STOCK                     $     61,284                 $ 47,031
                                                        ============                 ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                       2001                2000
                                                       ----                ----
                                                            (in thousands)

NET INCOME                                             $61,787          $47,644

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge                  (417)               -
                                                          ----               --

COMPREHENSIVE INCOME                                   $61,370          $47,664
                                                       =======          =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                  2001         2000
                                                  ----         ----
                                                    (in thousands)

BALANCE AT BEGINNING OF PERIOD                  $120,584       $175,854

NET INCOME                                        61,787         47,664

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                 32,399         31,653
    Cumulative Preferred Stock                       361            525
  Capital Stock Expense                              142            108
                                                     ---            ---

BALANCE AT END OF PERIOD                        $149,469       $191,232
                                                ========       ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          March 31, 2001      December 31, 2000
                                          --------------      -----------------
                                                          (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                 $2,058,100          $2,058,952
   Transmission                                1,193,606           1,177,079
   Distribution                                1,836,856           1,816,925
   General                                       256,265             254,371
   Construction Work in Progress                 100,046             110,951
                                                 -------             -------
        Total Electric Utility Plant           5,444,873           5,418,278
   Accumulated Depreciation and Amortization   2,218,992           2,188,796
                                               ---------           ---------
NET ELECTRIC UTILITY PLANT                     3,225,881           3,229,482
                                               ---------           ---------

OTHER PROPERTY AND INVESTMENTS                    51,879              56,967
                                                  ------              ------

LONG-TERM ENERGY TRADING CONTRACTS               572,406             322,688
                                                 -------             -------

CURRENT ASSETS:
   Cash and Cash Equivalents                       7,571               5,847
   Advances to Affiliates                              -               8,387
   Accounts Receivable:
      Customers                                  166,360             243,298
      Affiliated Companies                        58,465              63,919
      Miscellaneous                               15,907              16,179
      Allowance for Uncollectible Accounts        (1,995)             (2,588)
   Fuel - at average cost                         32,994              39,076
   Materials and Supplies - at average cost       60,506              57,515
   Accrued Utility Revenues                       15,207              66,499
   Energy Trading Contracts                    1,875,174           2,036,001
   Prepayments                                    14,356               6,307
                                                  ------               -----
TOTAL CURRENT ASSETS                           2,244,545           2,540,440
                                               ---------           ---------

REGULATORY ASSETS                                450,773             447,750
                                                 -------             -------

DEFERRED CHARGES                                  45,921              48,826
                                                  ------              ------

TOTAL ASSETS                                  $6,591,405          $6,646,153
                                              ==========          ==========

See Notes to Financial Statements beginning on page L-1.



                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        March 31, 2001      December 31, 2000
                                                        --------------      -----------------
                                                                      (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                       $   260,458              $260,458
   Paid-in Capital                                              715,359               715,218
   Accumulated Other Comprehensive Income (Loss)                   (417)                    -
   Retained Earnings                                            149,469               120,584
                                                                -------               -------
        Total Common Shareowner's Equity                      1,124,869             1,096,260
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                        17,790                17,790
      Subject to Mandatory Redemption                            10,860                10,860
   Long-term Debt                                             1,431,088             1,430,812
                                                              ---------             ---------

           TOTAL CAPITALIZATION                               2,584,607             2,555,722
                                                              ---------             ---------

OTHER NONCURRENT LIABILITIES                                     97,674              105,883
                                                                 ------              -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                            75,006              175,006
   Short-term Debt                                                   -               191,495
   Advances from Affiliates                                     145,185                -
   Accounts Payable - General                                   148,743              153,422
   Accounts Payable - Affiliated Companies                      118,321              107,556
   Taxes Accrued                                                 68,675               63,258
   Customer Deposits                                             12,366               12,612
   Interest Accrued                                              39,173               21,555
   Energy Trading Contracts                                   1,889,898            2,091,804
   Other                                                         70,090               85,378
                                                                 ------               ------

           TOTAL CURRENT LIABILITIES                          2,567,457            2,902,086
                                                              ---------            ---------

DEFERRED INCOME TAXES                                           710,796              682,474
                                                                 -------             -------

DEFERRED INVESTMENT TAX CREDITS                                  41,987               43,093
                                                                 ------               ------

LONG-TERM ENERGY TRADING CONTRACTS                              491,369              259,438
                                                                -------              -------

REGULATORY LIABILITIES AND DEFERRED CREDITS                      97,515               97,457
                                                                 ------               ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                         $6,591,405           $6,646,153
                                                             ==========           ==========

See Notes to Financial Statements beginning on page L-1.


                                                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                                2001                       2000
                                                                                ----                       ----
                                                                                         (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                $  61,787                  $47,664
   Adjustments for Noncash Items:
      Depreciation and Amortization                                              43,745                  38,366
      Deferred Federal Income Taxes                                              19,438                   8,180
      Deferred Investment Tax Credits                                             (1,106)                (1,166)
      Deferred Power Supply Costs (net)                                               121                (8,157)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                   82,071                  7,003
      Fuel, Materials and Supplies                                                  3,091                 9,557
      Accrued Utility Revenues                                                    51,292                 15,298
      Accounts Payable                                                              6,086               (13,123)
      Taxes Accrued                                                                 5,417                16,443
      Interest Accrued                                                            17,618                 10,815
   Net Change in Energy Trading Contracts                                        (58,864)                (9,253)
   Other (net)                                                                   (19,549)               (25,046)
                                                                                 -------                -------
           Net Cash Flows From Operating Activities                              211,147                 96,581
                                                                                 -------                 ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                   (39,922)               (39,901)
      Proceeds from Sale of Property                                                 1,182                   16
                                                                                     -----                   --
           Net Cash Flows Used For Investing Activities                           (38,740)               (39,885)
                                                                                  -------                -------

FINANCING ACTIVITIES:
      Change in Short-term Debt (net)                                           (191,495)                  4,945
      Change in Advance from Affiliates (net)                                    153,572                  -
      Retirement of Cumulative Preferred Stock                                         -                    (164)
      Retirement of Long-term Debt                                              (100,000)                (83,201)
      Dividends Paid on Common Stock                                              (32,399)               (31,653)
      Dividends Paid on Cumulative Preferred Stock                                     (361)                (528)
                                                                                       ----                 ----
           Net Cash Flows Used For Financing Activities                          (170,683)              (110,601)
                                                                                 --------               --------

Net Increase (Decrease) in Cash and Cash Equivalents                                  1,724              (53,905)
Cash and Cash Equivalents at Beginning of Period                                      5,847               64,828
                                                                                      -----               ------
Cash and Cash Equivalents at End of Period                                   $       7,571             $ 10,923
                                                                             =============             ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $13,156,000 and $19,610,000 and for income taxes was $13,543,000 and $6,693,000 in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $1,512,000 and $3,361,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       D-5
                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          Net income increased $27 million, or 330%, primarily from participation in AEP's power marketing and trading operations subsequent to the AEP CSW merger and a reduction in depreciation and amortization expense. CPL shares in the results of power marketing and trading activities conducted on its behalf by the AEP System. Income statement line items which changed significantly were:
                                               Increase (Decrease)
                                               -------------------
                                               (in millions)              %
                                               -------------              -

Operating Revenues                               $287                    91
Fuel Expense                                       62                    70
Purchased Power Expense                           194                   N.M.
Depreciation and Amortization                     (12)                  (22)
Taxes Other Than Federal
   Income Taxes                                     2                    11
Federal Income Taxes                               14                   322

N.M. = Not Meaningful

          The significant increase in operating revenues resulted from higher fuel related revenues due to increased fuel and purchased power expense, increased energy sales to residential and commercial customers and the post merger favorable impact of AEP's power marketing and trading operations, which added new wholesale revenues.
          Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.

          The rise in purchased power expense was primarily attributable to participation in AEP's trading operation. The decrease in depreciation and amortization is due primarily to a decrease in depreciation associated with the cessation in July 2000 of accelerated ECOM depreciation on STP and reduced accruals for excess earnings.

          Taxes other than federal income taxes increased due to a favorable accrual adjustment in 2000 for ad valorem taxes. The increase in federal income tax expense attributable to operations in 2001 was primarily due to an increase in pre-tax operating income.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                     2001                2000
                                                     ----                ----
                                                          (in thousands)

OPERATING REVENUES                                   $603,412          $316,328
                                                     --------          --------

OPERATING EXPENSES:
   Fuel                                               151,853            89,397
   Purchased Power                                    214,566            20,420
   Other Operation                                     75,071            75,301
   Maintenance                                         17,287            16,422
   Depreciation and Amortization                       42,391            54,198
   Taxes Other Than Federal Income Taxes               19,488            17,534
   Federal Income Taxes                                18,604             4,406
                                                       ------             -----

           TOTAL OPERATING EXPENSES                   539,260           277,678
                                                      -------           -------

OPERATING INCOME                                       64,152            38,650

NONOPERATING INCOME                                     1,639               547
                                                        -----               ---

INCOME BEFORE INTEREST CHARGES                         65,791            39,197

INTEREST CHARGES                                       30,760            31,058
                                                       ------            ------

NET INCOME                                             35,031             8,139

PREFERRED STOCK DIVIDEND REQUIREMENTS                      60                60
                                                           --                --

EARNINGS APPLICABLE TO COMMON STOCK                  $ 34,971           $ 8,079
                                                     ========           =======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                     2001                2000
                                                     ----                ----
                                                            (in thousands)

BALANCE AT BEGINNING OF PERIOD                      $792,219          $758,894
NET INCOME                                            35,031             8,139

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                     37,014            39,000
    Preferred Stock                                       60                60
Other                                                      1                 2
                                                         ---            ------

BALANCE AT END OF PERIOD                            $790,175          $727,971
                                                    ========          ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31, 2001      December 31, 2000
                                                     --------------      -----------------
                                                                   (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                               $3,161,904      $3,175,867
   Transmission                                                585,157         581,931
   Distribution                                              1,234,153       1,221,750
   General                                                     239,473         237,764
   Construction Work in Progress                               168,726         138,273
   Nuclear Fuel                                                237,499         236,859
                                                               --------        -------
        Total Electric Utility Plant                         5,626,912       5,592,444
   Accumulated Depreciation and Amortization                 2,316,202       2,297,189
                                                             ---------       ---------
NET ELECTRIC UTILITY PLANT                                   3,310,710       3,295,255
                                                             ----------      ---------

OTHER PROPERTY AND INVESTMENTS                                  45,357          44,225
                                                                ------          ------

LONG-TERM ENERGY TRADING CONTRACTS                              19,908          66,231
                                                                ------          ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                     4,849          14,253
   Accounts Receivable:
      Customers                                                 54,545          66,112
      Affiliated Companies                                      34,636          31,272
   Fuel Inventory - at LIFO cost                                38,423          22,842
   Materials and Supplies - at average cost                     52,994          53,108
   Under-recovered Fuel Costs                                  125,223         127,295
   Energy Trading Contracts                                     40,155         481,206
   Prepayments and Other Current Assets                          2,910           3,014
                                                                 -----           -----
TOTAL CURRENT ASSETS                                           353,735         799,102
                                                               -------         -------

REGULATORY ASSETS                                              197,711         202,440
                                                               -------         -------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION                 953,249        953,249
                                                               --------        -------

NUCLEAR DECOMMISSIONING TRUST FUND                              90,563          93,592
                                                                -------         ------

DEFERRED CHARGES                                                 47,251         18,402
                                                                 ------         ------

TOTAL ASSETS                                                 $5,018,484     $5,472,496
                                                             ==========     ==========

See Notes to Financial Statements beginning on page L-1.



                                                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                                                          CONSOLIDATED BALANCE SHEETS
                                                                  (UNAUDITED)

                                                March 31, 2001      December 31, 2000
                                                --------------      -----------------
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 6,755,535 Shares                  $ 168,888               $168,888
   Paid-in Capital                                      405,000                405,000
   Retained Earnings                                    790,175                792,219
                                                        -------                -------
        Total Common Shareowner's Equity              1,364,063              1,366,107
   Preferred Stock                                        5,967                  5,967
   CPL - Obligated, Mandatorily
    Redeemable Preferred Securities of
    Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of CPL                      148,000                148,500
   Long-term Debt                                       942,861              1,254,559
                                                        -------              ---------

           TOTAL CAPITALIZATION                       2,460,891              2,775,133
                                                      ---------              ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                   511,700                200,000
   Advances from Affiliates                             312,868                269,712
   Accounts Payable - General                           108,821                128,957
   Accounts Payable - Affiliated Companies               42,982                 40,962
   Taxes Accrued                                         83,097                 55,526
   Interest Accrued                                      23,189                 26,217
   Energy Trading Contracts                              39,500                489,888
   Other                                                 36,439                 40,630
                                                         ------                 ------

           TOTAL CURRENT LIABILITIES                  1,158,596              1,251,892
                                                      ---------              ---------

DEFERRED INCOME TAXES                                 1,243,439              1,242,797
                                                      ---------              ---------

DEFERRED INVESTMENT TAX CREDITS                        126,798                 128,100
                                                       -------                 -------

LONG-TERM ENERGY TRADING CONTRACTS                      19,493                  65,740
                                                        -------                 ------

DEFERRED CREDITS                                         9,267                   8,834
                                                         -----                   -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                $5,018,484              $5,472,496
                                                    ==========              ==========

See Notes to Financial Statements beginning on page L-1.



                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                               2001                   2000
                                                               ----                   ----
                                                                      (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                  $35,031               $ 8,139
   Adjustments for Noncash Items:
      Depreciation and Amortization                             42,391                54,198
      Deferred Federal Income Taxes                              2,579               (15,670)
      Deferred Investment Tax Credits                           (1,302)               (1,302)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                  8,203                 1,847
      Fuel, Materials and Supplies                             (15,468)                3,448
      Fuel Recovery                                              2,073                  (616)
      Accounts Payable                                         (18,115)                9,969
      Taxes Accrued                                             27,571                (2,807)
   Transmission Coordination Agreement Settlement                -                    15,519
   Deferred Property Taxes                                     (29,292)                -
   Other (net)                                                 (29,779)               22,658
                                                               -------                ------
           Net Cash Flows From Operating Activities             23,892                95,383
                                                                ------                ------

INVESTING ACTIVITIES:
      Construction Expenditures                                (38,873)              (44,406)
      Other                                                      -                    (1,721)
                                                                ------                ------
           Net Cash Flows Used For Investing Activities        (38,873)              (46,127)
                                                               -------               -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                 -                   149,426
      Retirement of Long-term Debt                                (505)              (50,000)
      Change in Advances from Affiliates (net)                  43,156              (162,266)
      Special Deposit for Reacquisitions                                              50,000
                                                                 -
      Dividends Paid on Common Stock                           (37,014)              (39,000)
      Dividends Paid on Cumulative Preferred Stock                                       (60)
                                                                                         ---
                                                                   (60)
           Net Cash Flows From (Used For) Financing Activities   5,577               (51,900)
                                                                 -----               -------

Net Decrease in Cash and Cash Equivalents                       (9,404)               (2,644)
Cash and Cash Equivalents at Beginning of Period                14,253                 7,995
                                                                ------                 -----
Cash and Cash Equivalents at End of Period                    $  4,849               $ 5,351
                                                              ========               =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $24,938,000 and $15,348,000 and for income taxes was $6,071,000 and $-0- in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       E-6
                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

        Net income increased $10.2 million or 37% due to increased trading volume and improved performance of the wholesale marketing and trading operations. CSPCo, as a member of the AEP Power Pool, shares in the revenues and costs of wholesale marketing and trading activities conducted on its behalf by the AEP Power Pool
        Income statement line items which changed significantly were:
                                       Increase
                                       (in millions)       %
                                       -------------       -

Operating Revenues                        $492            78
Fuel Expense                                 6            15
Purchased Power Expense                    457           110
Other Operation Expense                      9            20
Maintenance Expense                          4            28
Depreciation and
  Amortization                               7            28
Federal Income Taxes                         4            23
Nonoperating Income                          6          N.M.

N.M. = Not Meaningful

          The significant increase in revenues is due to a 47% increase in electric trading volume. In the first quarter of 2001 the AEP Power Pool was able to expand the number of forward electricity contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory) resulting in the increase in trading volume.

          Fuel expense increased in the first quarter of 2001 due to the discontinuance of deferred fuel accounting on January 1, 2001 as a result of the restructuring of the electric utility industry in Ohio to provide customers with choice of generation supplier. Under deferred fuel accounting, changes in fuel costs were deferred until they were reflected in rates. In the three months ended March 31, 2000, the Company amortized over collections of fuel costs thereby reducing fuel expense commensurate with refunds of the over-collection to customers.

          The substantial increase in purchased power expense is primarily attributable to the increase in trading volume. Other operation expense increased due to power trading expenses and incentives, factored customer accounts receivable expenses and the cessation of amortizing deferred gains from sales of emission allowances to income as a result of the discontinuations of SFAS 71.

          Maintenance expenses increased in the first quarter of 2001 due to planned outages at two plants for steam boiler overhaul and inspections.

          The commencement of the amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity accounted for the increase in depreciation and amortization expense.
          An increase in pre-tax operating income caused the Federal income taxes attributable to operations to increase. The increase in nonoperating income was due to an increase in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income. The increase reflects growth in and improved performance of the trading operations.
          The decline in interest charges was due to a decrease in the outstanding balance of long-term debt.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                            2001                2000
                                                            ----                ----
                                                                   (in thousands)

OPERATING REVENUES                                       $1,125,573               $633,305
                                                         ----------               --------

OPERATING EXPENSES:
   Fuel                                                      47,030                 40,748
   Purchased Power                                          871,911                414,702
   Other Operation                                           54,548                 45,289
   Maintenance                                               18,780                 14,696
   Depreciation and Amortization                             31,482                 24,544
   Taxes Other Than Federal Income Taxes                     31,907                 31,477
   Federal Income Taxes                                      21,800                 17,725
                                                             ------                 ------

           TOTAL OPERATING EXPENSES                       1,077,458                589,181
                                                          ---------                -------

OPERATING INCOME                                             48,115                 44,124

NONOPERATING INCOME                                           7,289                 1,684
                                                              -----                 -----

INCOME BEFORE INTEREST CHARGES                               55,404                 45,808

INTEREST CHARGES                                             17,733                 18,337
                                                             ------                 ------

NET INCOME                                                   37,671                 27,471

PREFERRED STOCK DIVIDEND REQUIREMENTS                           302                    533
                                                                ---                    ---

EARNINGS APPLICABLE TO COMMON STOCK                    $     37,369               $ 26,938
                                                       ============               ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,

                                                           2001                2000
                                                           ----                ----
                                                                (in thousands)

BALANCE AT BEGINNING OF PERIOD                     $ 99,069                    $246,584

NET INCOME                                           37,671                      27,471

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                    20,738                      23,650
    Cumulative Preferred Stock                          262                         437
  Capital Stock Expense                                 254                          96
                                                        ---                          --

BALANCE AT END OF PERIOD                           $115,486                    $249,872
                                                   ========                    ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31, 2001      December 31, 2000
                                                       --------------      -----------------
                                                                     (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                              $1,571,778              $1,564,254
   Transmission                                               368,817                 360,302
   Distribution                                             1,110,006               1,096,365
   General                                                    150,267                 156,534
   Construction Work in Progress                               93,941                  89,339
                                                               ------                  ------
        Total Electric Utility Plant                         3,294,809              3,266,794
   Accumulated Depreciation and Amortization                 1,325,156              1,299,697
                                                             ---------              ---------
NET ELECTRIC UTILITY PLANT                                   1,969,653              1,967,097
                                                             ---------              ---------

OTHER PROPERTY AND INVESTMENTS                                  42,304                 39,848
                                                                ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                             312,852                172,167
                                                               -------                -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                     8,297                11,600
   Accounts Receivable:
      Customers                                                 64,264                73,711
      Affiliated Companies                                      60,792                49,591
      Miscellaneous                                             27,120                18,807
      Allowance for Uncollectible Accounts                        (659)                 (659)
   Fuel - at average cost                                       16,532                13,126
   Materials and Supplies - at average cost                     39,036                38,097
   Accrued Utility Revenues                                          -                 9,638
   Energy Trading Contracts                                  1,021,733             1,085,989
   Prepayments and Other Current Assets                         57,311                46,735
                                                                ------                ------
TOTAL CURRENT ASSETS                                         1,294,426             1,346,635
                                                             ---------             ---------

REGULATORY ASSETS                                              280,975               291,553
                                                               -------               -------

DEFERRED CHARGES                                                58,117                77,634
                                                                ------                ------

TOTAL ASSETS                                                $3,958,327            $3,894,934
                                                            ==========            ==========

See Notes to Financial Statements beginning on page L-1.


                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
                                                            (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares             $     41,026         $ 41,026
   Paid-in Capital                                     573,607          573,354
   Retained Earnings                                   115,486           99,069
                                                       -------           ------
        Total Common Shareowner's Equity               730,119          713,449
   Cumulative Preferred Stock - Subject
      to Mandatory Redemption                           15,000           15,000
   Long-term Debt                                      899,745          899,615
                                                       -------          -------

           TOTAL CAPITALIZATION                      1,644,864        1,628,064
                                                     ---------        ---------

OTHER NONCURRENT LIABILITIES                            44,061           47,584
                                                        ------           ------
CURRENT LIABILITIES:
   Advances from Affiliates                            102,209           88,732
   Accounts Payable - General                           88,530           89,846
   Accounts Payable - Affiliated Companies              91,414           72,493
   Taxes Accrued                                       124,400          162,904
   Interest Accrued                                     24,491           13,369
   Energy Trading Contracts                          1,032,236        1,115,967
   Other                                                55,625           60,701
                                                        ------           ------

           TOTAL CURRENT LIABILITIES                 1,518,905        1,604,012
                                                     ---------        ---------

DEFERRED INCOME TAXES                                  427,368          422,759
                                                       -------          -------

DEFERRED INVESTMENT TAX CREDITS                         40,398          41,234
                                                        ------          ------

DEFERRED CREDITS                                        14,170          12,861
                                                        ------          ------

LONG-TERM ENERGY TRADING CONTRACTS                     268,561         138,420
                                                       -------         -------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES               $3,958,327       $3,894,934
                                                   ==========       ==========

See Notes to Financial Statements beginning on page L-1.



                                               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                                  (in thousands)
                                                                           2001                2000
                                                                           ----                ----

OPERATING ACTIVITIES:
   Net Income                                                        $  37,671                  $27,471
   Adjustments for Noncash Items:
      Depreciation and Amortization                                      25,835                  24,669
      Amortization Regulatory Assets                                      5,803                  -
      Deferred Federal Income Taxes                                       6,957                   5,072
      Deferred Investment Tax Credits                                      (836)                   (847)
      Deferred Fuel Cost (net)                                               -                   (5,408)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         (10,067)                 24,057
      Fuel, Materials and Supplies                                       (4,345)                     89
      Accrued Utility Revenues                                            9,638                   7,390
      Accounts Payable                                                   17,605                 (10,440)
      Taxes Accrued                                                     (38,504)                (29,554)
      Interest Accrued                                                   11,122                   8,700
   Other (net)                                                          (23,652)                  9,925
                                                                        -------                   -----
           Net Cash Flows From Operating Activities                      37,227                  61,124
                                                                         ------                  ------

INVESTING ACTIVITIES:
      Construction Expenditures                                          (33,007)               (27,022)
      Proceeds from Sale of Property                                         -                      330
                                                                             -----                  ---
           Net Cash Flows Used For Investing Activities                  (33,007)               (26,692)
                                                                         -------                -------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                            13,477                  -
      Change in Short-term Debt (net)                                         -                  (6,025)
      Retirement of Long-term Debt                                            -                  (1,976)
      Dividends Paid on Common Stock                                     (20,738)               (23,650)
      Dividends Paid on Cumulative Preferred Stock                            (262)                (437)
                                                                              ----                 ----
           Net Cash Flows Used For Financing Activities                    (7,523)              (32,088)
                                                                           ------               -------

Net Increase (Decrease) in Cash and Cash Equivalents                       (3,303)                2,344
Cash and Cash Equivalents at Beginning of Period                          11,600                  5,107
                                                                          ------                  -----
Cash and Cash Equivalents at End of Period                           $     8,297                $ 7,451
                                                                     ===========                =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $6,127,000 and $8,684,000 and for income taxes was $17,485,000 and $6,607,000 in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $84,000 and $1,377,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       F-6
                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          Net income increased $69 million primarily due to the return to service of both of I&M's Cook Plant nuclear units which were on an extended outage throughout 1999 and for a significant portion of 2000 because of questions regarding the operability of certain safety systems. Unit 2 and Unit 1 returned to service in June and December 2000, respectively.
          Income statement line items which changed significantly were:

                                                  Increase (Decrease)
                                                  -------------------
                                                  (in millions)      %
                                                  -------------      -

         Operating Revenues                         $583           82
         Fuel Expense                                 16           34
         Purchased Power Expense                     522          116
         Other Operation Expense                     (36)         (27)
         Maintenance Expense                         (27)         (49)
         Federal Income Taxes                         35          N.M.

         N.M. = Not Meaningful

          The significant increase in operating revenues resulted from increased wholesale sales as sales to the AEP Power Pool increased by a multiple of 13 and I&M's share of sales to and forward trades with other utility systems and power marketers by the AEP Power Pool increased 53%. As a member of the AEP Power Pool, I&M shares in the revenues and costs of the AEP Power Pool's wholesale sales and forward trades. In the first quarter of 2001 the AEP Power Pool grew its trading operations resulting in an increase in the number of forward electricity contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory) resulting in the increase in trading volume. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. With the return to service of the nuclear units in 2000, I&M's available generation increased resulting in additional power being delivered to the AEP Power Pool in 2001.
          Fuel expense increased primarily due to increased generation reflecting the return to service of the nuclear units following the extended outage.
          The increase in purchased power expense resulted mainly from the increase in wholesale sales and trading volume. Other operation and maintenance expenses decreased primarily due to the cessation of expenses related to work to restart the Cook Plant units.
          The significant increase in federal income tax expense attributable to operations was primarily due to a major increase in pre-tax operating income.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                                  2001         2000
                                                                  ----         ----
                                                                  (in thousands)

OPERATING REVENUES                                          $1,291,538      $708,150
                                                            ----------      --------

OPERATING EXPENSES:
   Fuel                                                         63,973        47,860
   Purchased Power                                             971,587       449,270
   Other Operation                                              97,363       133,551
   Maintenance                                                  28,175        55,384
   Depreciation and Amortization                                40,723        38,211
   Taxes Other Than Federal Income Taxes                        20,332        17,209
   Federal Income Tax Expense (Credit)                          16,687       (18,084)
                                                                ------       -------

           TOTAL OPERATING EXPENSES                          1,238,840       723,401
                                                             ---------       -------

OPERATING INCOME (LOSS)                                         52,698       (15,251)

NONOPERATING INCOME                                              4,445           565
                                                                 -----           ---

INCOME (LOSS) BEFORE INTEREST CHARGES                           57,143       (14,686)

INTEREST CHARGES                                                24,780        21,867
                                                                ------        ------

NET INCOME (LOSS)                                               32,363       (36,553)

PREFERRED STOCK DIVIDEND REQUIREMENTS                            1,155         1,160
                                                                 -----         -----

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                $     31,208     $ (37,713)
                                                          ============     =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                               2001           2000
                                                               ----           ----
                                                                    (in thousands)

NET INCOME (LOSS)                                             $32,363       $(36,553)

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge                              (1,919)           -
                                                               ------         ------

COMPREHENSIVE INCOME (LOSS)                                   $30,444       $(36,553)
                                                              =======       ========

The common stock of I&M is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.


                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                         Three Months Ended March 31,
                                           2001            2000
                                           ----            ----
                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD           $ 3,443       $166,389

NET INCOME (LOSS)                         32,363        (36,553)

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                             -          26,290
    Cumulative Preferred Stock              1,122         1,125
  Capital Stock Expense                        33            57
                                               --            --

BALANCE AT END OF PERIOD                  $34,651      $102,364
                                          =======      ========

See Notes to Financial Statements beginning on page L-1.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31, 2001      December 31, 2000
                                                 --------------      -----------------
                                                               (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $2,733,347           $2,708,436
   Transmission                                           947,946              945,709
   Distribution                                           873,271              863,736
   General (including nuclear fuel)                       246,591              257,152
   Construction Work in Progress                           97,959               96,440
                                                            ------              ------
        Total Electric Utility Plant                    4,899,114            4,871,473
   Accumulated Depreciation and Amortization            2,341,947            2,280,521
                                                        ---------            ---------
NET ELECTRIC UTILITY PLANT                              2,557,167            2,590,952
                                                        ---------            ---------

NUCLEAR DECOMMISSIONING AND
 SPENT NUCLEAR FUEL DISPOSAL TRAUST FUNDS                 792,140              778,720
                                                          -------              -------

LONG-TERM ENERGY TRADING CONTRACTS                        354,629              194,947
                                                          -------              -------

OTHER PROPERTY AND INVESTMENTS                            129,246              131,417
                                                          -------              -------

CURRENT ASSETS:
   Cash and Cash Equivalents                               13,922               14,835
   Accounts Receivable:
      Customers                                            73,876              106,832
      Affiliated Companies                                 43,807               48,706
      Miscellaneous                                        21,518               27,491
      Allowance for Uncollectible Accounts                   (734)                (759)
   Fuel - at average cost                                  19,417               16,532
   Materials and Supplies - at average cost                87,684               84,471
   Energy Trading Contracts                             1,203,262            1,229,683
   Prepayments                                             11,974                6,424
                                                           ------                -----
TOTAL CURRENT ASSETS                                    1,474,726            1,534,215
                                                        ---------            ---------

REGULATORY ASSETS                                         528,340              552,140
                                                          -------              -------

DEFERRED CHARGES                                           40,032               36,156
                                                           ------               ------

TOTAL ASSETS                                           $5,876,280           $5,818,547
                                                       ==========           ==========

See Notes to Financial Statements beginning on page L-1.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   arch 31, 2001      December 31, 2000
                                                   -------------      -----------------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                    $ 56,584                $ 56,584
   Paid-in Capital                                       733,106                 733,072
   Accumulated Other Comprehensive Income (Loss)          (1,919)                  -
   Retained Earnings                                      34,651                   3,443
                                                          ------                   -----
        Total Common Shareowner's Equity                 822,422                 793,099
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                  8,736                   8,736
      Subject to Mandatory Redemption                     64,945                  64,945
   Long-term Debt                                      1,302,308               1,298,939
                                                       ---------               ---------

           TOTAL CAPITALIZATION                        2,198,411               2,165,719
                                                       ---------               ---------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                               568,432                 560,628
   Other                                                 104,977                 108,600
                                                         -------                 -------

TOTAL OTHER NONCURRENT LIABILITIES                       673,409                 669,228
                                                         -------                 -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                     90,000                  90,000
   Advances from Affiliates                              258,460                 253,582
   Accounts Payable:
      General                                             94,006                 119,472
      Affiliated Companies                                79,314                  75,486
   Taxes Accrued                                          96,582                  68,416
   Interest Accrued                                       23,993                  21,639
   Obligations Under Capital Leases                       10,341                 100,848
   Energy Trading Contracts                            1,195,172               1,275,097
   Other                                                  90,477                  97,070
                                                          ------                  ------

           TOTAL CURRENT LIABILITIES                   1,938,345               2,101,610
                                                       ---------               ---------

DEFERRED INCOME TAXES                                    479,679                 487,945
                                                         -------                 -------

DEFERRED INVESTMENT TAX CREDITS                          111,905                 113,773
                                                         -------                 -------

DEFERRED GAIN ON SALE AND LEASEBACK
   - ROCKPORT PLANT UNIT 2                                80,372                  81,299
                                                          ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                       304,482                 156,736
                                                         -------                 -------

DEFERRED CREDITS                                          89,677                  42,237
                                                          ------                  ------

CONTINGENCIES (Note 8)

                TOTAL CAPITALIZATION AND LIABILITIES  $5,876,280              $5,818,547
                                                      ==========              ==========

See Notes to Financial Statements beginning on page L-1.


                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                  2001                2000
                                                                  ----                ----
                                                                        (in thousands)
OPERATING ACTIVITIES:
   Net Income (Loss)                                              $32,363            $ (36,553)
   Adjustments for Noncash Items:
      Depreciation and Amortization                                41,589               39,191
      Amortization of Incremental Nuclear
         Refueling Outage Expenses (net)                              316                2,035
      Unrecovered Fuel and Purchased Power Costs (net)              9,375                9,375
      Amortization of Nuclear Outage Costs                         10,000               10,000
      Deferred Federal Income Taxes                                (2,462)              (7,801)
      Deferred Investment Tax Credits                              (1,868)              (1,887)
      Deferred Property Taxes                                      (9,731)             (10,241)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                    43,803               12,710
      Fuel, Materials and Supplies                                 (6,098)               4,609
      Accrued Utility Revenues                                      -                    2,436
      Accounts Payable                                            (21,638)             (18,932)
      Taxes Accrued                                                28,166                3,794
      Rent Accrued - Rockport Plant Unit 2                         18,464               18,464
      Energy Trading Contracts - Current (net)                    (53,504)             (12,638)
   Other (net)                                                     17,413               (8,688)
                                                                   ------               ------
           Net Cash Flows From Operating Activities               106,188                5,874
                                                                  -------                -----

INVESTING ACTIVITIES:
      Construction Expenditures                                   (18,241)             (51,435)
      Buyout of Nuclear Fuel Leases                               (92,616)                -
      Other                                                         -                      250
                                                                   ------                  ---
           Net Cash Flows Used For Investing Activities          (110,857)             (51,185)
                                                                 --------              -------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                      4,878                 -
      Change in Short-term Debt (net)                               -                  124,131
      Retirement of Long-term Debt                                  -                  (48,000)
      Retirement of Cumulative Preferred Stock                      -                     (149)
      Dividends Paid on Common Stock                                -                  (26,290)
      Dividends Paid on Cumulative Preferred Stock                 (1,122)                -
                                                                   ------               ------
           Net Cash Flows From Financing Activities                 3,756               49,692
                                                                    -----               ------

Net Increase (Decrease) in Cash and Cash Equivalents                 (913)               4,381
Cash and Cash Equivalents at Beginning of Period                   14,835                3,863
                                                                   ------                -----
Cash and Cash Equivalents at End of Period                       $ 13,922              $ 8,244
                                                                 ========              =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $21,610,000 and $17,965,000 and for income taxes was $7,471,000 and $(8,966,000) in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $991,000 and $1,184,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       G-6
                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

        Although revenues rose 98% for the quarter, net income declined by $1.0 million or 12%, as increases in operating expenses more than offset the revenue increase. Income statement line items which changed significantly were:
                                         Increase (Decrease)
                                         -------------------
                                         (in millions)    %
                                         -------------    -

         Operating Revenues                 $228         98
         Fuel Expense                          1          7
         Purchased Power
          Expense                            226        135
         Other Operation
          Expense                              4         42
         Maintenance Expense                  (1)       (15)
         Nonoperating Income                   3        N.M.

         N.M. = Not Meaningful
          The significant increase in revenues is due to a 64% increase in electric trading volume. In the first quarter of 2001 the AEP Power Pool grew its electric trading business resulting in a significant increase in the number of forward electricity contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory). The Company, as a member of the AEP Power Pool, shares with other Pool members in the revenues and costs of the AEP Power Pool's wholesale sales to and forward trades with other utility systems and power marketers.
          Fuel expense increased in the quarter due to increased generation from the Company's generating facilities as planned outages were reduced in 2001 compared with 2000. The Big Sandy Plant Unit 2 began a planned outage on March 11, 2000 for boiler inspections and repairs and returned to service late in April in 2000.
          The increase in purchased power expense was primarily attributable to the increase in trading volume.
          Other operation expense increased due to an increase in trading overhead expense and the cost of factoring of accounts receivable.
          The effect of the costs of the outages at Big Sandy Plant in 2000 caused maintenance expense to decrease in the quarter. The increase in nonoperating income was due to an increase in net gains from non-regulated AEP Power Pool trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps). The AEP Power Pool enters into power trading transactions including the forward purchase and sale of electricity and electricity options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                    2001               2000
                                                          (in thousands)

OPERATING REVENUES:                             $459,157             $231,454
                                                --------             --------

OPERATING EXPENSES:
   Fuel                                           17,956               16,802
   Purchased Power                               393,865              167,732
   Other Operation                                14,728               10,384
   Maintenance                                     5,429                6,367
   Depreciation and Amortization                   8,027                7,603
   Taxes Other Than Federal Income Taxes           3,734                2,834
   Federal Income Taxes                            4,149                4,175
                                                   -----                -----

           TOTAL OPERATING EXPENSES              447,888              215,897
                                                 -------              -------

OPERATING INCOME                                  11,269               15,557

NONOPERATING INCOME (LOSS) net                     2,810                 (46)
                                                   -----                ----

INCOME BEFORE INTEREST CHARGES                    14,079              15,511

INTEREST CHARGES                                   7,004               7,459
                                                   -----               -----

NET INCOME                                    $    7,075             $ 8,052
                                              ==========             =======


                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                            Three Months Ended March 31,
                                                  2001             2000
                                                  ----             ----
                                                         (in thousands)

NET INCOME                                     $ 7,075           $8,052

OTHER COMPREHENSIVE INCOME (LOSS)
Cash Flow Interest Rate Hedge                   (1,354)              -
                                                ------              --

COMPREHENSIVE INCOME                           $ 5,721           $8,052
                                               =======           ======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                   2001                  2000
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD                $57,513                 $67,110

NET INCOME                                      7,075                   8,052

CASH DIVIDENDS DECLARED:
     Common Stock                               7,561                   7,590
                                                -----                   -----

BALANCE AT END OF PERIOD                      $57,027                 $67,572
                                              =======                 =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                               March 31, 2001 December 31, 2000
                                               -------------- ----------------
                                                             (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                      $    270,651       $ 271,107
   Transmission                                         364,356         360,563
   Distribution                                         391,261         387,499
   General                                               67,857          67,476
   Construction Work in Progress                         12,481          16,419
                                                         ------          ------
        Total Electric Utility Plant                  1,106,606       1,103,064
   Accumulated Depreciation and Amortization            365,951         360,648
                                                        -------         -------
NET ELECTRIC UTILITY PLANT                              740,655         742,416
                                                       -------          -------

OTHER PROPERTY AND INVESTMENTS                           6,300            6,559
                                                         -----            -----

LONG-TERM ENERGY TRADING CONTRACTS                     141,170           76,657
                                                       -------           ------

CURRENT ASSETS:
   Cash and Cash Equivalents                             1,291            2,270
   Accounts Receivable:
      Customers                                         27,918           34,555
      Affiliated Companies                              20,181           22,119
      Miscellaneous                                      4,763            6,419
      Allowance for Uncollectible Accounts                (278)            (282)
   Fuel - at average cost                                4,425            4,760
   Materials and Supplies - at average cost             16,093           15,408
   Accrued Utility Revenues                              3,257            6,500
   Energy Trading Contracts                            465,526          483,537
   Prepayments                                             901              766
                                                           ---              ---
TOTAL CURRENT ASSETS                                   544,077          576,052
                                                       -------          -------

REGULATORY ASSETS                                       99,474           98,515
                                                        ------           ------

DEFERRED CHARGES                                         9,835           11,817
                                                         -----           ------

TOTAL ASSETS                                        $1,541,511       $1,512,016
                                                    ==========       ==========

See Notes to Financial Statements beginning on page L-1.



                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                  March 31, 2001      December 31, 2000
                                                  --------------      ----------------
                                                                (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                  $   50,450                 $50,450
   Paid-in Capital                                       158,750                 158,750
   Accumulated Other Comprehensive Income (Loss)          (1,354)                    -
   Retained Earnings                                      57,027                  57,513
                                                           ------                 ------
        Total Common Shareowner's Equity                 264,873                 266,713
   Long-term Debt                                        270,941                 270,880
                                                         -------                 -------

           TOTAL CAPITALIZATION                          535,814                 537,593
                                                         -------                 -------

OTHER NONCURRENT LIABILITIES                              17,065                  18,348
                                                          ------                  ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                     60,000                  60,000
   Advances from Affiliates                               39,603                  47,636
   Accounts Payable:
      General                                             34,389                  32,043
      Affiliated Companies                                38,338                  37,506
   Customer Deposits                                       4,153                   4,389
   Taxes Accrued                                           8,194                  11,885
   Interest Accrued                                        7,976                   5,610
   Energy Trading Contracts                              466,993                 496,884
   Other                                                  10,415                  14,517
                                                          ------                  ------

           TOTAL CURRENT LIABILITIES                     670,061                 710,470
                                                         -------                 -------

DEFERRED INCOME TAXES                                    169,453                 165,935
                                                         -------                 -------

DEFERRED INVESTMENT TAX CREDITS                           11,360                  11,656
                                                          ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                       122,250                  61,632
                                                         -------                  ------

DEFERRED CREDITS                                          15,508                   6,382
                                                          ------                   -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                  $1,541,511              $1,512,016
                                                      ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                   Three Months Ended March 31,
                                                            2001           2000
                                                               (in thousands)

OPERATING ACTIVITIES:
   Net Income                                               $7,075      $8,052
   Adjustments for Noncash Items:
      Depreciation and Amortization                          8,029       7,605
      Deferred Federal Income Taxes                          4,194       1,961
      Deferred Investment Tax Credits                         (297)       (298)
      Deferred Fuel Costs (net)                             (1,271)     (1,580)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                             10,227        (105)
      Fuel, Materials and Supplies                            (350)       (797)
      Accrued Utility Revenues                               3,243       3,274
      Accounts Payable                                       3,177      (2,334)
      Taxes Accrued                                         (3,691)        713
      Interest Accrued                                       2,366       2,356
   Change in Energy Trading Contracts (net)                (15,775)      5,041
   Other                                                     3,218      (5,950)
                                                             -----      ------
           Net Cash Flows From Operating Activities         20,145      17,938
                                                            ------      ------

INVESTING ACTIVITIES:
      Construction Expenditures                             (5,746)     (7,573)
      Proceeds from Sales of Property                          216          -
                                                               ---      ------

           Net Cash Flow Used for Investing Activities      (5,530)     (7,573)
                                                            ------      ------

FINANCING ACTIVITIES:
      Change in Short-term Debt (net)                            -      (2,065)
      Change in Advances from Affiliates (net)              (8,033)       -
      Dividends Paid                                        (7,561)     (7,590)
                                                            ------      ------
           Net Cash Flows Used For Financing Activities    (15,594)     (9,655)
                                                           -------      ------

Net Increase (Decrease) in Cash and Cash Equivalents          (979)        710

Cash and Cash Equivalents at Beginning of Period             2,270         674
                                                             -----         ---
Cash and Cash Equivalents at End of Period                  $1,291     $ 1,384
                                                            ======     =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $4,529,000 and $5,029,000 and for income taxes was $4,354,000 and $2,001,000 in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $661,000 and $374,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                                       H-7
                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          Net income increased $7.2 million or 16% in the first quarter of 2001 mainly due to strong performance by the trading operation offset in part by the commencement of accelerated amortization of transition regulatory assets. OPCo, as a member of the AEP Power Pool, shares in the revenues and costs of wholesale marketing and trading activities conducted on its behalf by the AEP Power Pool.
          Income statement line items which changed significantly were:
                                       Increase (Decrease)
                                       -------------------
                                       (in millions)     %
                                       -------------     -

Operating Revenues                       $652           62
Fuel Expense                              (15)          (7)
Purchased Power Expense                   641          119
Maintenance Expense                         7           26
Depreciation and
  Amortization                             22           56
Taxes Other Than Federal
  Income taxes                             (3)          (7)
Federal Income Taxes                        3            7
Nonoperating Income                        15          N.M.

N.M. = Not Meaningful

          The significant increase in revenues is due to a 41% increase in electric trading volume. In the first quarter of 2001 the AEP Power Pool grew its trading operations resulting in the expension of the number of forward electricity contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory).
          Fuel expense decreased in the first quarter of 2001 due mainly to a drop in the cost per ton of fuel and decreased shutdown costs for affiliated mining operations. The Company discontinued the practice of deferred fuel accounting due to the deregulation of the electric utility industry on January 1, 2001 as a result of the restructuring the electric utility industry in Ohio to provide customers with a choice of generation supplier. Under deferred fuel accounting, changes in fuel costs were deferred until they were reflected in rates. As a result of the cessation of deferred fuel cost accounting commensurate with the termination of the Ohio fuel clause, the Company is subject to the effect of changes in the price of fuel it uses to generate electricity.
          The increase in purchased power expense was primarily attributable to the increase in trading volume. Maintenance expenses increased due to steam boiler inspections and overhauls at various plants. The commencement of accelerated amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity accounted for the increase in depreciation and amortization expense.
          A decline in the gross receipts tax caused taxes other than federal income taxes to decrease. The gross receipts tax decreased due to an increase from $1 per ton to $3 per ton in a state tax credit for the use of Ohio coal. The increase in Federal income taxes attributable to operations was primarily due to changes in certain book/tax timing differences accounted for on a flow-through basis offset in part by a decrease in pre-tax operating book income.
          The increase in nonoperating income was due to an increase in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps). The AEP Power Pool enters into power trading transactions including the forward purchase and sale of electricity and electricity options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System's traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                            2001                2000
                                                            ----                ----
                                                                   (in thousands)

OPERATING REVENUES                                    $1,699,665                $1,047,837
                                                      ----------                ----------

OPERATING EXPENSES:
   Fuel                                                     200,561                215,248
   Purchased Power                                        1,178,906                537,728
   Other Operation                                           88,406                 84,452
   Maintenance                                               35,400                 28,030
   Depreciation and Amortization                             60,059                 38,489
   Taxes Other Than Federal Income Taxes                     40,861                 43,732
   Federal Income Taxes                                      37,608                 35,045
                                                             ------                 ------

           TOTAL OPERATING EXPENSES                       1,641,801                982,724
                                                          ---------                -------

OPERATING INCOME                                             57,864                 65,113

NONOPERATING INCOME                                          18,000                  2,900
                                                             ------                  -----

INCOME BEFORE INTEREST CHARGES                               75,864                 68,013

INTEREST CHARGES                                             22,467                 21,797
                                                             ------                 ------

NET INCOME                                                   53,397                 46,216

PREFERRED STOCK DIVIDEND REQUIREMENTS                           314                    321
                                                                ---                    ---

EARNINGS APPLICABLE TO COMMON STOCK                   $     53,083                $ 45,895
                                                      ============                ========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                             2001                2000
                                                             ----                ----
                                                                    (in thousands)

NET INCOME                                                 $53,397               $46,216

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge                     (220)                    -
                                                              ---                 ------

COMPREHENSIVE INCOME                                       $53,177               $46,216
                                                           =======               =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                                  2001                2000
                                                  ----                ----
                                                            (in thousands)

BALANCE AT BEGINNING OF PERIOD                $398,086              $587,424

NET INCOME                                      53,397                46,216

CASH DIVIDENDS DECLARED:
     Common Stock                               35,744                37,703
    Cumulative Preferred Stock                     314                   317
                                                   ---                   ---

BALANCE AT END OF PERIOD                       $415,425             $595,620
                                               ========             ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                  arch 31, 2001      December 31, 2000
                                                  -------------      -----------------
                                                               (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $2,774,742            $2,764,155
   Transmission                                           875,190               870,033
   Distribution                                         1,053,030             1,040,940
   General (including mining assets)                      604,638               707,417
   Construction Work in Progress                          212,401               195,086
                                                          -------               -------
        Total Electric Utility Plant                    5,520,001             5,577,631
   Accumulated Depreciation and Amortization            2,708,332             2,764,130
                                                        ---------             ---------
NET ELECTRIC UTILITY PLANT                              2,811,669             2,813,501
                                                        ---------             ---------

OTHER PROPERTY AND INVESTMENTS                            106,925               109,124
                                                          -------               -------

LONG-TERM ENERGY TRADING CONTRACTS                        449,630               256,455
                                                          -------               -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                21,378               31,393
   Advances to Affiliates                                   16,536               92,486
   Accounts Receivable:
      Customers                                            128,106              139,732
      Affiliated Companies                                 135,780              126,203
      Miscellaneous                                         39,792               39,046
      Allowance for Uncollectible Accounts                  (1,025)              (1,054)
   Fuel - at average cost                                   88,505               82,291
   Materials and Supplies - at average cost                106,970               96,053
   Energy Trading Contracts                              1,471,335            1,617,660
   Prepayments and Other                                    55,419               33,146
                                                            ------               ------
TOTAL CURRENT ASSETS                                     2,062,796            2,256,956
                                                         ---------            ---------

REGULATORY ASSETS                                          703,119             714,710
                                                           -------             -------

DEFERRED CHARGES                                            79,105             101,690
                                                            ------             -------

TOTAL ASSETS                                            $6,213,244          $6,252,436
                                                        ==========          ==========

See Notes to Financial Statements beginning on page L-1.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           March 31, 2001      December 31, 2000
                                                           --------------      -----------------
                                                                         (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares                          $   321,201               $321,201
   Paid-in Capital                                                 462,483                462,483
   Accumulated Other Comprehensive Income (Loss)                      (220)                  -
   Retained Earnings                                                415,425               398,086
                                                                    -------               -------
        Total Common Shareholder's Equity                         1,198,889             1,181,770
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                            16,648                16,648
      Subject to Mandatory Redemption                                 8,850                 8,850
   Long-term Debt                                                 1,078,171             1,077,987
                                                                  ---------             ---------

           TOTAL CAPITALIZATION                                   2,302,558             2,285,255
                                                                  ---------             ---------

OTHER NONCURRENT LIABILITIES                                        537,423               542,017
                                                                    -------               -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                75,000               117,506
   Accounts Payable - General                                       151,028               179,691
   Accounts Payable - Affiliated Companies                          115,081               121,360
   Customer Deposits                                                129,358                39,736
   Taxes Accrued                                                    171,681               223,101
   Interest Accrued                                                  31,564                20,458
   Obligations Under Capital Leases                                  29,189                32,716
   Energy Trading Contracts                                       1,483,865             1,662,315
   Other                                                            136,314               151,934
                                                                    -------               -------

           TOTAL CURRENT LIABILITIES                              2,323,080             2,548,817
                                                                  ---------             ---------

DEFERRED INCOME TAXES                                               617,096               621,941
                                                                    -------               -------

DEFERRED INVESTMENT TAX CREDITS                                      24,413                25,214
                                                                     ------                ------

LONG-TERM ENERGY TRADING CONTRACTS                                  385,975               206,187
                                                                    -------               -------

DEFERRED CREDITS                                                     22,699                23,005
                                                                     ------                ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                            $6,213,244             $6,252,436
                                                                ==========             ==========

See Notes to Financial Statements beginning on page L-1.



                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                       2001            2000
                                                                       ----            ----
                                                                           (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                       $  53,397             $46,216
   Adjustments for Noncash Items:
      Depreciation                                                     52,853              60,294
      Amortization of Transition Assets                                19,256                -
      Deferred Federal Income Taxes                                    (1,068)            (14,957)
      Deferred Fuel Costs (net)                                            -               (3,961)
      Amortization of Deferred Property Taxes                          19,992              19,666
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         1,274             (64,270)
      Fuel, Materials and Supplies                                    (17,131)             13,714
      Accrued Utility Revenues                                            264              12,519
      Prepayments                                                     (22,537)             (4,941)
      Accounts Payable                                                (34,942)             19,615
      Taxes Accrued                                                   (51,420)            (18,324)
      Interest Accrued                                                 11,106               6,549
   Operating Reserves                                                  (1,042)             22,694
   Other (net)                                                         21,815              16,082
                                                                       ------              ------
           Net Cash Flows From Operating Activities                    51,817             110,896
                                                                       ------             -------

INVESTING ACTIVITIES:
      Construction Expenditures                                       (65,103)            (40,684)
      Proceeds from Sale of Property and Other                          5,885                -
                                                                        -----             -------
           Net Cash Flows Used For Investing Activities               (59,218)            (40,684)
                                                                      -------             -------

FINANCING ACTIVITIES:
      Change in Advances to Affiliates (net)                           75,950                -
      Change in Short-term Debt (net)                                      -               46,506
      Retirement of Cumulative Preferred Stock                             -                  (46)
      Retirement of Long-term Debt                                    (42,506)             (8,883)
      Dividends Paid on Common Stock                                  (35,744)            (37,733)
      Dividends Paid on Cumulative Preferred Stock                       (314)               (317)
                                                                         ----                ----
           Net Cash Flows Used For Financing Activities                (2,614)               (473)
                                                                       ------                ----

Net Increase (Decrease) in Cash and Cash Equivalents                  (10,015)             69,739
Cash and Cash Equivalents at Beginning of Period                       31,393             157,138
                                                                       ------             -------
Cash and Cash Equivalents at End of Period                        $    21,378           $ 226,877
                                                                  ===========           =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $10,887,000 and $15,043,000 and for income taxes was $50,242,000 and $20,652,000 in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $319,000 and $2,791,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.


                                       I-5
               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          The Company had a loss of $1.6 million for the first quarter of 2001 compared with net income of $1.2 million for the first quarter of 2000. The loss was primarily a result of increased maintenance expense due to damage caused by a large winter ice storm and increased interest costs.
          Income statement line items which changed significantly were:
                                       Increase (Decrease)
                                       -------------------
                                       (in millions)        %
                                       -------------        -

Operating Revenues                       $195             121
Fuel Expense                               40              56
Purchased Power Expense                   146             706
Other Operation Expense                    11              45
Maintenance Expense                         1              14
Federal Income Taxes                       (2)            542
Interest Charges                            1               6

          The significant increase in operating revenues was due to participation in power marketing and trading activities conducted on its behalf by the AEP System. Revenues were also impacted by the absence of a 2000 adjustment of the Company's portion of a FERC-approved Transmission Coordination Agreement, which had decreased revenues in 2000 and decreased other operation expenses in 2000. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also established the method by which these companies allocate revenues and costs received under open access transmission tariffs.
          Fuel expense increased due primarily to a rise in the average unit fuel cost reflecting an increase in natural gas prices. The increase in purchased power expense was primarily attributable to the increase in trading volume. Other operation expenses increased due mainly to the absence of a 2000 favorable adjustment for the FERC-approved Transmission Coordination Agreement mentioned above, along with increased power trading and transmission expenses.
          Maintenance expense increased for the quarter due primarily to increased expenses to repair damage to overhead lines caused by a winter storm.
          Income tax expense associated with utility operations decreased as a result of a decrease in pre-tax book income. Interest charges increased reflecting the issuance of one year floating rate notes in November 2000 and additional short-term borrowings.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                                     2001                2000
                                                     ----                ----
                                                            (in thousands)

OPERATING REVENUES                             $356,139                   $161,329
                                               --------                   --------

OPERATING EXPENSES:
   Fuel                                         111,801                     71,586
   Purchased Power                              166,546                     20,666
   Other Operation                               34,557                     23,757
   Maintenance                                    9,830                      8,586
   Depreciation and Amortization                 19,471                     18,913
   Taxes Other Than Federal Income Taxes          7,373                      7,239
   Federal Income Taxes                          (1,779)                      (277)
                                                 ------                       ----

           TOTAL OPERATING EXPENSES             347,799                    150,470
                                                -------                    -------

OPERATING INCOME                                  8,340                     10,859

NONOPERATING INCOME                                 603                        223
                                                    ---                        ---

INCOME BEFORE INTEREST CHARGES                    8,943                     11,082

INTEREST CHARGES                                 10,503                      9,917
                                                 ------                      -----

NET INCOME (LOSS)                                (1,560)                     1,165

PREFERRED STOCK DIVIDEND REQUIREMENTS                53                         53
                                                     --                         --

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK      $(1,613)                    $1,112
                                                =======                     ======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                      2001                2000
                                                      ----                ----
                                                           (in thousands)

BALANCE AT BEGINNING OF PERIOD                    $137,688              $139,237

NET INCOME (LOSS)                                   (1,560)                1,165
CASH DIVIDENDS DECLARED:
     Common Stock                                   13,060                17,000
    Preferred Stock                                     53                    53
                                                        --                    --

BALANCE AT END OF PERIOD                          $123,015              $123,349
                                                  ========              ========

The common stock of PSO is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 31, 2001      December 31, 2000
                                             -------------      -----------------
                                                          (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                   $   914,325               $914,096
   Transmission                                     399,558                396,695
   Distribution                                     946,944                938,053
   General                                          208,536                206,731
   Construction Work in Progress                    160,620                149,095
                                                    -------                -------
        Total Electric Utility Plant              2,629,983              2,604,670
   Accumulated Depreciation and Amortization      1,162,740              1,150,253
                                                  ---------              ---------
NET ELECTRIC UTILITY PLANT                        1,467,243              1,454,417
                                                  ---------              ---------

OTHER PROPERTY AND INVESTMENTS                       39,141                 38,211
                                                     ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                   16,463                 52,629
                                                     ------                 ------

CURRENT ASSETS:
   Cash and Cash Equivalents                         14,092                 11,301
   Accounts Receivable:
      Customers                                      60,705                 59,957
      Affiliated Companies                            6,723                  3,453
   Fuel - at LIFO costs                              21,300                 28,113
   Materials and Supplies - at average costs         30,591                 29,642
   Under-recovered Fuel Costs                        45,991                 43,267
   Energy Trading Contracts                          33,207                382,380
   Prepayments                                        3,890                  1,559
                                                      -----                  -----
TOTAL CURRENT ASSETS                                216,499                559,672
                                                    -------                -------

REGULATORY ASSETS                                    23,150                 29,338
                                                     ------                 ------

DEFERRED CHARGES                                     28,411                  7,889
                                                     ------                  -----

TOTAL ASSETS                                     $1,790,907             $2,142,156
                                                 ==========             ==========

See Notes to Financial Statements beginning on page L-1.



                                              PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEETS
                                                                  (UNAUDITED)

                                                                    rch 31, 2001      December 31, 2000
                                                                    ------------      -----------------
                                                                                (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                            $   157,230               $157,230
   Paid-in Capital                                                         180,000               180,000
   Retained Earnings                                                       123,015               137,688
                                                                           -------               -------
        Total Common Shareholder's Equity                                  460,245               474,918
   Cumulative Preferred Stock Not Subject to Mandatory Redemption            5,283                 5,283
   PSO-Obligated, Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
    Subordinated Debentures of PSO                                          75,000                75,000
   Long-term Debt                                                          450,899               450,822
                                                                           -------               -------

           TOTAL CAPITALIZATION                                            991,427             1,006,023
                                                                           -------             ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                           -                 20,000
   Advances from Affiliates                                                178,993                81,120
   Accounts Payable - General                                               67,306               104,379
   Accounts Payable - Affiliated Companies                                  66,205                64,556
   Customers Deposits                                                       18,800                19,294
   Taxes Accrued                                                             6,397                 1,659
   Interest Accrued                                                         11,085                 8,336
   Energy Trading Contracts                                                 32,665               389,279
   Other                                                                    10,169                12,137
                                                                            ------                ------

           TOTAL CURRENT LIABILITIES                                       391,620               700,760
                                                                           -------               -------

DEFERRED INCOME TAXES                                                      318,754               312,060
                                                                           -------               -------

DEFERRED INVESTMENT TAX CREDITS                                             35,335                35,783
                                                                            ------                ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                 37,651                35,292
                                                                            ------                ------

LONG-TERM ENERGY TRADING CONTRACTS                                          16,120                52,238
                                                                            ------                ------

TOTAL CAPITALIZATION AND LIABILITIES                                    $1,790,907            $2,142,156
                                                                        ==========            ==========

See Notes to Financial Statements beginning on page L-1.


                                              PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                         2001                2000
                                                                         ----                ----
                                                                                (in thousands)

OPERATING ACTIVITIES:
   Net Income (Loss)                                               $  (1,560)                 $ 1,165
   Adjustments for Noncash Items:
      Depreciation and Amortization                                    19,471                  18,913
      Deferred Income Taxes                                             5,750                   2,137
      Deferred Investment Tax Credits                                    (448)                   (448)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                        (4,018)                  6,859
      Fuel, Materials and Supplies                                      5,864                     657
      Accounts Payable                                                (35,424)                 14,359
      Taxes Accrued                                                     4,738                 (11,953)
   Other Property and Investments                                        (930)                  2,998
   Transmission Coordination Agreement Settlement                          -                  (15,063)
   Deferred Property Taxes                                            (20,730)                   -
   Fuel Recovery                                                       (2,724)                  9,267
   Other (net)                                                         (3,362)                  6,062
                                                                        ------                  -----
           Net Cash Flows From (Used For) Operating Activities        (33,373)                 34,953
                                                                      -------                  ------

INVESTING ACTIVITIES:
      Construction Expenditures                                       (28,595)                (34,760)
      Other                                                               -                    (3,543)
                                                                       ------                  ------
           Net Cash Flows Used For Investing Activities               (28,595)                (38,303)
                                                                      -------                 -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                    (20,000)                (10,000)
      Change in Advances from Affiliates (net)                         97,872                  31,034
      Dividends Paid on Common Stock                                  (13,060)                (17,000)
      Dividends Paid on Cumulative Preferred Stock                        (53)                    (53)
                                                                          ---                     ---
           Net Cash Flows From Financing Activities                    64,759                   3,981
                                                                       ------                   -----

Net Increase in Cash and Cash Equivalents                               2,791                     631
Cash and Cash Equivalents at Beginning of Period                       11,301                   3,173
                                                                       ------                   -----
Cash and Cash Equivalents at End of Period                          $  14,092                  $3,804
                                                                    =========                  ======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $5,736,000 and $4,238,000 and for income taxes was $1,978,000 and $2,850,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.


                                       J-5
              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          Net income increased $12.2 million, or 159%, for the first quarter of 2001. The increase for the quarter resulted primarily from increased average wholesale prices and the favorable impact of AEP's power marketing and trading operations. SWEPCo participates in power marketing and trading activities conducted on its behalf by the AEP System. Income statement line items which changed significantly were:
                                       Increase
                                       (in millions)       %
                                       -------------       -

Operating Revenues                       $214            101
Fuel Expense                               29             32
Purchased Power Expense                   157            N.M.
Other Operation Expense                     5             13
Maintenance Expense                         1              7
Taxes Other Than Federal
   Income Taxes                             4             34
Federal Income Taxes                        6            N.M.

N.M. = Not Meaningful

          The increase in operating revenues resulted from higher fuel related revenues due to increased fuel and purchased power expense due to the fuel clause mechanism, increased retail energy sales due to increased usage and the post merger favorable impact of AEP's power marketing and trading operations, which added new wholesale revenues.
          Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
          The increase in purchased power expense was primarily caused by the participation in AEP's trading operation, an increase in economy energy purchases and increased firm energy contract purchases.
          Other operation expense increased for the quarter as a result of an unfavorable accounts receivable write-off, SWEPCo's share of power trading expenses that did not exist prior to the merger and increased transmission services expense.
          Maintenance expense for the first quarter of 2001 increased as a result of severe ice storms, offset in part by reduced overhead line maintenance and tree-trimmings.
          The increase in taxes other than federal income taxes was due to a favorable adjustment of ad valorem taxes recorded in the first quarter of 2000.
          The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended March 31,
                                             2001                2000
                                             ----                ----
                                                    (in thousands)

OPERATING REVENUES                         $425,689              $212,156
                                           --------              --------

OPERATING EXPENSES:
   Fuel                                      118,246               89,352
   Purchased Power                           168,857               11,698
   Other Operation                            39,268               34,698
   Maintenance                                15,236               14,306
   Depreciation and Amortization              28,130               27,357
   Taxes Other Than Federal Income Taxes      14,266               10,661
   Federal Income Taxes                        7,700                1,353
                                               -----                -----

           TOTAL OPERATING EXPENSES          391,703              189,425
                                             -------              -------

OPERATING INCOME                              33,986               22,731

NONOPERATING INCOME (LOSS)                       247                 (233)
                                                 ---                 ----

INCOME BEFORE INTEREST CHARGES                34,233               22,498

INTEREST CHARGES                              14,364               14,835
                                              ------               ------

NET INCOME                                    19,869                7,663

PREFERRED STOCK DIVIDEND REQUIREMENTS             57                   57
                                                  --                   --

EARNINGS APPLICABLE TO COMMON STOCK        $  19,812              $ 7,606
                                           =========              =======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended March 31,
                                            2001                2000
                                            ----                ----
                                                   (in thousands)

BALANCE AT BEGINNING OF PERIOD            $293,989              $283,546

    NET INCOME                              19,869                 7,663

 CASH DIVIDENDS DECLARED:
    Common Stock                            18,553                15,501
    Preferred Stock                             57                    57
                                                --                    --

BALANCE AT END OF PERIOD                  $295,248              $275,651
                                          ========              ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
                                                        (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                       $1,425,061     $1,414,527
   Transmission                                        523,948        519,317
   Distribution                                      1,007,999      1,001,237
   General                                             326,967        325,948
   Construction Work in Progress                        49,587         57,995
                                                        ------         ------
        Total Electric Utility Plant                  3,333,562     3,319,024
   Accumulated Depreciation and Amortization          1,474,266     1,457,005
                                                      ---------     ---------
NET ELECTRIC UTILITY PLANT                            1,859,296     1,862,019
                                                      ---------     ---------

OTHER PROPERTY AND INVESTMENTS                           40,731        39,627
                                                         ------        ------

LONG-TERM ENERGY TRADING CONTRACTS                       19,916        63,028
                                                         ------        ------

CURRENT ASSETS:
   Cash and Cash Equivalents                              2,515         1,907
   Accounts Receivable:
      Customers                                          10,507        41,399
      Affiliated Companies                               20,642        11,419
   Fuel Inventory - at average cost                      39,677        40,024
   Under-recovered Fuel                                  42,106        35,469
   Materials and Supplies - at average cost              26,146        25,137
   Energy Trading Contracts                              40,171       457,936
   Prepayments                                           15,730        16,780
                                                         ------        ------
TOTAL CURRENT ASSETS                                    197,494       630,071
                                                        -------       -------

REGULATORY ASSETS                                        53,503       57,082
                                                         ------       ------

DEFERRED CHARGES                                         34,511       10,707
                                                         ------       ------

TOTAL ASSETS                                         $2,205,451   $2,662,534
                                                     ==========   ==========

See Notes to Financial Statements beginning on page L-1.



              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31, 2001      December 31, 2000
                                                         --------------      -----------------
                                                                       (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                          $   135,660              $135,660
   Paid-in Capital                                                245,000               245,000
   Retained Earnings                                              295,248               293,989
                                                                  -------               -------
        Total Common Shareowner's Equity                          675,908               674,649

Preferred Stock                                                     4,704                 4,704
SWEPCO-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF SWEPCO                               110,000               110,000
Long-term Debt                                                    494,897               645,368
                                                                  -------               -------

TOTAL CAPITALIZATION                                            1,285,509             1,434,721
                                                                ---------             ---------

OTHER NONCURRENT LIABILITIES                                       11,824                11,290
                                                                   ------                ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                             150,595                   595
   Advances from Affiliates                                        60,305                16,823
   Accounts Payable - General                                      65,562               107,747
   Accounts Payable - Affiliated Companies                         28,884                36,021
   Customer Deposits                                               16,868                16,433
   Taxes Accrued                                                   43,343                11,224
   Interest Accrued                                                11,834                13,198
   Energy Trading Contracts                                        39,518               466,198
   Other                                                           12,419                15,064
                                                                   ------                ------

           TOTAL CURRENT LIABILITIES                              429,328               683,303
                                                                  -------               -------

DEFERRED INCOME TAXES                                             398,258               399,204
                                                                  -------               -------

DEFERRED INVESTMENT TAX CREDITS                                    52,054                53,167
                                                                   ------                ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                         8,977               18,288
                                                                    -----               ------

LONG-TERM ENERGY TRADING CONTRACTS                                 19,501               62,561
                                                                   ------               ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                           $2,205,451           $2,662,534
                                                               ==========           ==========

See Notes to Financial Statements beginning on page L-1.


              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                      2001                2000
                                                                      ----                ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                   $  19,869                  $ 7,663
   Adjustments for Noncash Items:
      Depreciation and Amortization                                 28,130                  27,357
      Deferred Income Taxes                                         (1,930)                  5,544
      Deferred Investment Tax Credits                               (1,113)                 (1,121)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                     21,669                   7,972
      Fuel, Materials and Supplies                                    (662)                  1,488
      Accounts Payable                                             (49,324)                  1,507
      Taxes Accrued                                                 32,119                  (7,719)
      Transmission Coordination Agreement Settlement                    -                  (24,406)
      Deferred Property Taxes                                      (24,531)                    -
      Fuel Recovery                                                 (6,637)                    -
   Other                                                           (20,092)                  6,983
                                                                   -------                   -----
           Net Cash Flows From (Used For) Operating Activities      (2,502)                 25,268
                                                                    ------                  ------

INVESTING ACTIVITIES:
      Construction Expenditures                                    (21,638)                (28,062)
      Other                                                            326                  (2,645)
                                                                       ---                  ------
           Net Cash Flows Used For Investing Activities            (21,312)                (30,707)
                                                                   -------                 -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                        -                  149,515
      Retirement of Long-term Debt                                    (450)                   (450)
      Change in Advances from Affiliates (net)                      43,482                (127,608)
      Dividends Paid on Common Stock                               (18,553)                (15,501)
      Dividends Paid on Cumulative Preferred Stock                     (57)                    (57)
                                                                       ---                     ---
           Net Cash Flows From Financing Activities                 24,422                   5,899
                                                                    ------                   -----

Net Increase in Cash and Cash Equivalents                              608                     460
Cash and Cash Equivalents at Beginning of Period                     1,907                   3,043
                                                                     -----                   -----
Cash and Cash Equivalents at End of Period                       $   2,515                 $ 3,503
                                                                 =========                 =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $13,877,000 and $7,172,000 and for income taxes was $3,164,000 and $1,205,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.


                                       K-6
                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
            --------------------------------------------------------
                    FIRST QUARTER 2001 vs. FIRST QUARTER 2000

          Net income decreased $2.9 million or 77% for the quarter. This decrease was primarily due to the absence of an excess earnings adjustment made in 2000 which had increased net income by $2.1 million in 2000. This adjustment was made to true up the 1999 excess earnings accrual to the actual report filed in March 2000. No such adjustment was required in 2001.
          Income statement line items which changed significantly were:

                                                   Increase (Decrease)
                                                   -------------------
                                                   (in millions)      %
                                                   -------------      -

       Operating Revenues                           $98              102
       Fuel Expense                                  31              110
       Purchased Power Expense                       67              449
       Other Operation Expense                        5               27
       Taxes Other Than Federal
          Income Taxes                                1               22
       Federal Income Taxes                          (2)            (106)
       Nonoperating Income                            2              N.M.

       N.M. = Not Meaningful

          The significant increase in operating revenues was due mostly to the post merger favorable impact of AEP's power marketing and trading operations, which added new wholesale revenues. Revenues were also impacted by the absence of a 2000 adjustment of the Company's portion of a FERC-approved Transmission Coordination Agreement, which had decreased revenues in 2000 and decreased other operation expenses in 2000. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also established the method by which these companies allocate revenues and costs received under open access transmission tariffs.
          The increase in fuel expense was due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
          The significant rise in purchased power expense was primarily attributable to participation in AEP's trading operation and the impact of natural gas prices on wholesale purchased power prices.
          The increase in other operation expense was due mainly to the absence in 2001 of a favorable adjustment made in 2000 related to the FERC-approved Transmission Coordination Agreement.
          The increase in taxes other than federal income taxes for the quarter was primarily due to higher ad valorem taxes.
          Federal income taxes attributable to operations decreased due primarily to a decrease in pre-tax income.

          The increase in nonoperating income was due primarily from interest income on under-recovered fuel. WTU has been experiencing natural gas fuel price increases which have resulted in under-recoveries of fuel costs and the need to seek increases in fuel rates and surcharges including accumulated interest on under-recovered balances. On January 1, 2002 the fuel recovery mechanism will cease in Texas subjecting WTU to the risk of changes in the market price of gas used to generate electricity.

                          WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          ree Months Ended March 31,
                                              2001                2000
                                              ----                ----
                                                     (in thousands)

OPERATING REVENUES                            $195,006             $96,535
                                              --------             -------

OPERATING EXPENSES:

   Fuel                                         59,905              28,580
   Purchased Power                              81,692              14,893
   Other Operation                              25,756              20,304
   Maintenance                                   4,562               4,862
   Depreciation and Amortization                11,771              11,241
   Taxes Other Than Federal Income Taxes         6,038               4,963
   Federal Income Taxes                                              1,911
                                                                     -----
                                                 (110)

           TOTAL OPERATING EXPENSES            189,614              86,754
                                               -------              ------

OPERATING INCOME                                 5,392               9,781

NONOPERATING INCOME (LOSS)                       1,431                 (91)
                                                 -----                 ---

INCOME BEFORE INTEREST CHARGES                   6,823               9,690

INTEREST CHARGES                                 5,932               5,857
                                                 -----               -----

NET INCOME                                         891               3,833


PREFERRED STOCK DIVIDEND REQUIREMENTS                26                 26
                                                    ---                 --


EARNINGS APPLICABLE TO COMMON STOCK          $     865             $ 3,807
                                             =========             =======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended March 31,
                                                2001                2000
                                                ----                ----
                                                       (in thousands)

BALANCE AT BEGINNING OF PERIOD                $122,588              $113,242
NET INCOME                                         891                 3,833


DEDUCTIONS:
   Cash Dividends Declared:
    Common Stock                                 7,206                 4,500
    Preferred Stock                                 26                    26
                                                   ---                    --


BALANCE AT END OF PERIOD                      $116,247              $112,549
                                              ========              ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.



                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31, 2001     December 31, 2000
                                                        --------------     -----------------
                                                                 (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $  436,816             $  431,793
   Transmission                                           236,149                235,303
   Distribution                                           419,923                416,587
   General                                                111,852                110,832
   Construction Work in Progress                           33,811                 34,824
                                                           ------                 ------
        Total Electric Utility Plant                    1,238,551              1,229,339
   Accumulated Depreciation and Amortization              523,888                515,041
                                                          -------                -------
NET ELECTRIC UTILITY PLANT                                714,663                714,298
                                                          -------                -------

OTHER PROPERTY AND INVESTMENTS                             23,681                 23,154
                                                           ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                                                20,944
                                                                                  ------
                                                            6,619

CURRENT ASSETS:
   Cash and Cash Equivalents                                                       6,941
                                                            3,744
   Accounts Receivable:
      Customers                                            25,929                 36,217
      Affiliated Companies                                 13,822                 16,095
      Allowance for Uncollectible Accounts                   (108)                  (288)
   Fuel Inventory - at average cost                        12,607                 12,174
   Materials and Supplies - at average cost                11,128                 10,510
   Underrecovered Fuel                                     69,883                 67,655
   Energy Trading Contracts                                13,351                152,174
   Prepayments and Other Current Assets                                              851
                                                                                     ---
                                                              232
TOTAL CURRENT ASSETS                                      150,588                302,329
                                                          -------                -------

REGULATORY ASSETS                                          21,647                 24,808
                                                           ------                 ------

DEFERRED CHARGES                                           11,521                  3,399
                                                           ------                  -----

TOTAL ASSETS                                           $  928,719             $1,088,932
                                                       ==========             ==========

See Notes to Financial Statements beginning on page L-1.


                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31, 2001      December 31, 2000
                                                     --------------      -----------------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares                       $ 137,214               $137,214
   Paid-in Capital                                                                    2,236
                                                               2,236
   Retained Earnings                                         116,247                122,588
                                                             -------                -------
        Total Common Shareowner's Equity                     255,697                262,038
Cumulative Preferred Stock Not Subject to
  Mandatory Redemption
                                                               2,482                  2,482
Long-term Debt                                               255,874                255,843
                                                             -------                -------

TOTAL CAPITZALIZATION                                        514,053                520,363
                                                             -------                -------

CURRENT LIABILITIES:
   Advances from Affiliates                                   67,816                 58,578
   Accounts Payable - General                                 41,104                 45,562
   Accounts Payable - Affiliated Companies                    30,684                 42,212
   Customer Deposits                                                                  2,659
                                                               4,321
   Taxes Accrued                                              23,945                 18,901
   Interest Accrued                                                                   3,717
                                                               6,015
   Energy Trading Contracts                                   13,133                154,919
   Other                                                                              7,906
                                                                                      -----
                                                               7,269

           TOTAL CURRENT LIABILITIES                         194,287                334,454
                                                             -------                -------

DEFERRED INCOME TAXES                                        157,090                157,038
                                                             -------                -------

DEFERRED INVESTMENT TAX CREDITS                               23,734                 24,052
                                                              ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                             6,481                 20,789
                                                              ------                 ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                   33,074                 32,236
                                                              ------                 ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                      $  928,719             $1,088,932
                                                          ==========             ==========

See Notes to Financial Statements beginning on page L-1.



                                                         WEST TEXAS UTILITIES COMPANY
                                                           STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                 2001                2000
                                                                 ----                ----
                                                                         (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                      $  891             $ 3,833
   Adjustments for Noncash Items:
      Depreciation and Amortization                                11,771              11,241
      Deferred Income Taxes                                            85              (5,946)
      Deferred Investment Tax Credits                                (318)               (318)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                    12,381               7,431
      Fuel, Materials and Supplies                                 (1,051)               (720)
      Accounts Payable                                            (15,986)             (4,277)
      Taxes Accrued                                                 5,044                 189
   Transmission Coordination Agreement Settlement                   -                  15,465
   Deferred Property Taxes                                         (8,616)              -
   Fuel Recovery                                                   (2,228)              5,361
   Other (net)                                                      3,586               4,722
                                                                    -----               -----
           Net Cash Flows From Operating Activities                 5,559              36,981
                                                                    -----              ------

INVESTING ACTIVITIES:
      Construction Expenditures                                   (10,762)            (15,284)
      Other                                                             -                (982)
                                                                      ---                ----

           Net Cash Flows Used For Investing Activities           (10,762)            (16,266)
                                                                  -------             -------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                      9,238             (16,806)
      Dividends Paid on Common Stock                               (7,206)             (4,500)
      Dividends Paid on Cumulative Preferred Stock                                        (26)
                                                                                          ---
                                                                      (26)
           Net Cash Flows From (Used For) Financing Activities      2,006             (21,332)
                                                                    -----             -------

Net Decrease in Cash and Cash Equivalents                          (3,197)               (617)
Cash and Cash Equivalents at Beginning of Period                    6,941               6,074
                                                                    -----               -----
Cash and Cash Equivalents at End of Period                        $ 3,744             $ 5,457
                                                                  =======             =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $2,162,000 and $1,214,000 and for income taxes was ($2,957,000) and $-0- in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.




                                      L-14
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

The notes to financial statements that follow are a combined presentation for AEP and its subsidiary registrants. The following list of footnotes shows the registrant to which they apply:

1.           General                        AEP, AEGCo, APCo, CSPCo, CPL, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           Financial Instruments,
               Credit and Risk
               Management                   AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

3.           Sales of Assets                AEP, OPCo

4.           Rate Matters                   AEP, CPL, SWEPCo, WTU

5.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, PSO, SWEPCo, WTU

6.           Business Segments              AEP

7.           Financing and Related
               Activities                   AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

8.           Contingencies                  AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

1.      GENERAL

               The accompanying unaudited financial statements should be read in conjunction with the 2000 Annual Report as incorporated in and filed with the Form 10-K.

               The AEP System operating companies have reclassified certain settled forward energy transactions of their trading operation from a net to a gross basis of presentation in order to better reflect the scope and nature of the AEP System's energy sales and purchases. All financially net settled trading transactions, such as swaps, futures, and unexercised options, continue to be reported on a net basis, reflecting the financial nature of these transactions. The following expense amounts were reclassified from revenues to purchased power expense to present the prior period on a comparable basis.


                                             Three Months Ended

                                                   March 31, 2000

    Company                                      (in thousands)

    AEP                                             $3,100,000
    APCo                                               566,083
    CSPCo                                              334,999
    I&M                                                364,164
    KPCo                                               134,250
    OPCo                                               502,426

               In the opinion of management, the unaudited financial statements reflect all normal recurring accruals and adjustments which are necessary for a fair presentation of the results of operations for interim periods.

2.      RISK MANAGEMENT AND RELATED ACCOUNTING

        Risk Management

             AEP and its registrant subsidiaries are subject to market risk as a result of changes in commodity prices, foreign currency exchange rates, and interest rates. AEP has wholesale electricity and gas trading and marketing operations that manage the exposure to commodity price movements while entering into physical forward purchase and sale contracts at fixed and variable prices, and financial derivative instruments including exchange traded futures and options, over-the-counter options, swaps and other financial derivative contracts at both fixed and variable prices to create shareholder value.

             Risks of foreign currency fluctuations arise from investments in foreign energy companies and projects and equipment purchases denominated in foreign currencies. AEP does not presently utilize derivatives to manage its exposures to foreign currency exchange rate movements for its investments in foreign energy companies and projects. For equipment purchases and energy trading transactions denominated in foreign currencies, forward contracts have been utilized to manage the exposure to fluctuations in foreign currency exchange rates. AEP, APCo, and OPCo have entered into foreign currency hedge contracts to manage the exposure to changes in foreign currency rates on assets purchased.

             Short and long-term borrowings used to fund business operations expose AEP and its registrant subsidiaries to risk from changes in interest rates. AEP, KPCo, and I&M have entered into cash flow hedge contracts to manage the exposure to changes in interest rates on variable interest rate debt and the changes in interest rates on fixed rate debt issuances.

             Certain of AEP's foreign subsidiaries employ hedging transactions in order to mitigate the risks of commodity market prices, foreign currency and interest rate fluctuations. CitiPower utilizes interest rate swaps and forward commodity contracts to hedge the risks of market price and interest rate fluctuations. Certain of CitiPower's commodity contracts are not designated as hedges and are marked-to-market. Currency swaps are used by CSW International to hedge debt transactions issued in foreign currencies. The majority of SEEBOARD's power and gas contracts are considered as normal purchases and sales.

        Accounting

             In the first quarter of 2001, AEP adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure such derivatives at fair value. Changes in the fair value of derivatives that are effective cash flow hedges are included in other comprehensive income. AEP recorded a favorable transition adjustment to accumulated other comprehensive income of $27 million at January 1, 2001 in connection with the adoption of SFAS 133.

             AEP and its registrant subsidiaries have significant domestic energy trading contracts that have been marked-to-market and accounted for under EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Therefore, the adoption of SFAS 133 did not require transition adjustments for AEP and its registrant subsidiaries' open energy trading contracts.

             AEP contracts identified in the SFAS 133 transition adjustment, include interest rate swaps, foreign currency swaps, and commodity swaps, options and futures, the vast majority of which were designated as cash flow hedges and relate to foreign operations.

             Subsequent to recording the transition adjustment FASB approved guidance indicating that contracts with option features cannot qualify for the normal purchases and normal sales exception under SFAS 133, as amended. This guidance, which is effective in the third quarter of 2001, is expected to have a favorable effect on earnings assuming that market prices do not decline.

             The FASB recently issued tentative guidance on two issues with significant impacts on the electric industry. Such tentative guidance states that energy capacity contracts that include certain characteristics of purchased and written options and that derivative contracts which do not result in physical delivery of power because of transmission scheduling, referred to as bookouts, cannot meet the normal purchases and normal sales exception. While AEP believes that the majority of its electricity capacity contracts qualify as normal purchases and sales and that bookouts result in simultaneous delivery, passage of title, and settlement on a gross basis and are, therefore, physical normal purchase and sale transactions, the ultimate resolution of these electric industry issues could have a material effect on reported earnings. The electric industry and AEP are activity working with the FASB to resolve these issues.

             Contracts that qualify as derivatives under SFAS 133 are reported on the consolidated balance sheets at fair value. Open derivative contracts are fair valued with unrealized gains reported as assets and unrealized losses reported as liabilities.

             Cash flows from both derivative instruments and trading activities are included in net cash flows from operating activities.

             Certain derivatives may be designated for accounting purposes as a hedge of either the fair value of an asset, liability or firm commitment, or a hedge of the variability of cash flows related to a variable-priced asset, liability, commitment or forecasted transaction. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy for use of the hedge instrument. At the inception of the hedge and on an ongoing basis, the effectiveness of the hedge is assessed as to whether the hedge is highly effective in offsetting changes in fair value or cash flows. Changes in the fair value that result from ineffectiveness under SFAS 133 are recognized currently in earnings.

             Changes in the fair value of fair value hedges offset changes in the fair value of the hedged items to the extent the hedge is effective. Changes in the fair value of effective cash flows hedges are reported in accumulated other comprehensive income if documented at inception. Gains and losses from cash flow hedges in other comprehensive income are reclassified to earnings in periods in which the variability of cash flows of the hedged items affect earnings.

             The following chart represents the various cash flow hedge derivative positions of AEP and its registrant companies at March 31, 2001:

             Hedging Assets Hedging Liabilities Other Comprehensive
                                                                               Income (Loss) After Tax
                                                                               -----------------------
                                                               (in thousands)
             AEP Consolidated
               Power                        $33,185         $ (1,058)                   $ 36,527
               Gas                               20          (10,193)                     (7,111)
               Interest Rate                    394          (32,330)                    (14,866)
               Foreign Currency                               (1,471)                     (1,128)
                                                                                        --------
                                                                                        $ 13,422
             APCo
               Foreign Currency                -                (642)                       (417)

             KPCo
               Interest Rate                   -              (2,083)                     (1,354)

             I&M
               Interest Rate                    394           (3,346)                     (1,919)

             OPCo
               Foreign Currency                -                (338)                       (220)


             The following table represents the activity in Other Comprehensive Income related to the effect of adopting SFAS 133 for derivative contracts that qualify as cash flow hedges during the first quarter of 2001 (in thousands):

        AEP consolidated
          Transition Adjustment, January 1, 2001              $26,795
          Effective portion of change in fair value             9,462
          Reclass from OCI to net income                      (22,835)
                                                              -------
        Accumulated OCI derivative gain                       $13,422
                                                              =======

        APCo
          Transition Adjustment, January 1, 2001                $  -
          Effective portion of change in fair value              (417)
          Reclass from OCI to net income                           -
                                                                -----
        Accumulated OCI derivative loss                         $(417)
                                                                =====

        KPCo
          Transition Adjustment, January 1, 2001              $  (557)
          Effective portion of change in fair value              (764)
          Reclass from OCI to net income                          (33)
                                                              -------
        Accumulated OCI derivative loss                       $(1,354)
                                                              =======

        I&M
          Transition Adjustment, January 1, 2001              $  (317)
          Effective portion of change in fair value            (1,405)
          Reclass from OCI to net income                         (197)
                                                              -------
        Accumulated OCI derivative loss                       $(1,919)
                                                              =======

        OPCo
          Transition Adjustment, January 1, 2001                $  -
          Effective portion of change in fair value              (220)
          Reclass from OCI to net income                           -
                                                                -----
        Accumulated OCI derivative loss                         $(220)
                                                                =====

             Approximately $2 million of net gains from hedge derivatives in accumulated other comprehensive income at March 31, 2001 is expected to be reclassified to net income in the next twelve months by AEP. KPCo and I&M estimate that approximately $0.6 million and $1.9 million, respectively, of net losses in accumulated other comprehensive income will be reclassified to net income in the next twelve months. The actual amounts reclassified from accumulated other comprehensive income to net income can differ as a result of market price changes. The maximum term for which the exposure to the variability of future cash flows is being hedged is up to 5 years for AEP and up to one year for APCo and OPCo.

3.      SALES OF ASSETS

        Sale of Generating Assets - Affecting AEP

               As discussed in Note 3 of the Notes to Financial Statements in the 2000 Annual Report, the divestiture of 1,904 MW of generating capacity was required by the FERC and the PUCT as part of the approval of the merger. In March 2001, AEP completed the sale of Frontera, one of the generating plants required to be divested under the settlement agreements approved by the FERC. The sale proceeds were $265 million and resulted in an after tax gain of $46 million.

        Sale of Yorkshire Investment - Affecting AEP

               In December 2000 AEP entered into negotiations to sell its 50% investment in Yorkshire, a U.K. electricity supply and distribution company. On February 26, 2001, an agreement to sell AEP's interest in Yorkshire was signed and resulted in a $30 million after tax net loss from the expected sale being recorded in 2000. On April 2, 2001, following the approval of the buyer's shareholders, the sale was completed without further impact on AEP's consolidated earnings.

        Proposed Sale of Affiliated Coal Mines - Affecting AEP and OPCo

               On April 30, 2001, AEP announced that it had entered into a memorandum of understanding regarding a proposed sale of OPCo's affiliated coal mines in Ohio and West Virginia. In addition, OPCo would enter into coal supply agreements to purchase approximately 34 million tons of coal through 2008. The terms of the sale are being negotiated and management will continue to evaluate the transaction. Management is unable to estimate the impact of the proposed sale on results of operations.


4.      RATE MATTERS

            As discussed in Note 5 of the Notes to Financial Statements in the 2000 Annual Report, AEP's Texas electric operating companies have been experiencing natural gas fuel price increases which have resulted in under-recoveries of fuel costs and the need to seek increases in fuel rates and surcharges to recover these amounts.

            In January 2001 CPL filed with the PUCT an application to implement an increase in fuel factors of $175.9 million, effective with the March 2001 billing month over the ten months March 2001 through December 2001. Additionally, CPL proposed to implement an interim fuel surcharge of $51.8 million, including accumulated interest, over a nine-month period beginning in April 2001 to collect its under-recovered fuel costs. In March 2001, pursuant to an interim order of an Administrative Law Judge adopting a settlement of the fixed fuel factor portion of the application, CPL implemented a $170.5 million increase in fixed fuel factors. In April 2001 the PUCT approved the settlement fixed fuel factors. In addition, in April 2001 the PUCT voted to defer implementation of the requested fuel surcharge until CPL's final fuel reconciliation as part of a 2004 true-up proceeding. CPL has requested a rehearing on the surcharge denial.

            In January 2001 WTU filed an application with the PUCT to implement an increase in fuel factors of $46.5 million effective with the March 2001 billing month. In March 2001 pursuant to an interim order of an Administrative Law Judge adopting a settlement of the fixed fuel factor portion of the application, WTU implemented the increase in fixed fuel factors. In April 2001, the PUCT approved the new WTU fixed fuel factors.

            In March 2001 WTU filed a request with the PUCT for authority to implement a surcharge of fuel cost under-recoveries totaling $59.5 million including interest. The under-recoveries were incurred during the period July 2000 through January 2001. The request is seeking to surcharge the under-recovered fuel costs during the period May 2001 through December 2001. A decision on the WTU fuel surcharge request is pending. Based upon the decision in the CPL fuel surcharge proceeding, management expects the PUCT may defer recovery of the WTU fuel surcharge until the 2004 true-up proceeding when WTU would have a final fuel reconciliation.

            In June 2000 SWEPCo had filed with the PUCT an application to reconcile fuel costs and to request authorization to carry the unrecovered balance forward into the next reconciliation period. As discussed in the 2000 Annual Report, a settlement was reached in December 2000 and approved by the PUCT in February 2001 which did not have a material effect on results of operations.

            In November 2000 SWEPCo filed an application with the PUCT for authority to implement an increase in fuel factor revenues effective with the January 2001 billing month. SWEPCo also proposed to implement an interim fuel surcharge to collect its under-recovered fuel costs including accumulated interest, over a six-month period beginning in January 2001. The PUCT approved SWEPCo's application in January 2001. The order allows an increase in fuel factors of $12 million on an annual basis beginning in January 2001 and a surcharge of $11.8 million including accumulated interest for the billing months of February through July 2001.

            In May 2001 SWEPCo filed to increase fixed fuel factors by $4.3 million and to surcharge fuel under-recoveries for the period October 2000 through March 2001 of $18.3 million, including interest. Based upon the decision in the CPL fuel surcharge proceeding, management expects the PUCT may defer recovery of the SWEPCo fuel surcharge until the 2004 true-up proceeding when SWEPCo would have a final fuel reconciliation.

            Beginning January 1, 2002, fuel costs will no longer be subject to PUCT fuel reconciliation proceedings under the Texas Restructuring Legislation. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ending December 31, 2001. Fuel costs have been reconciled by CPL, SWEPCo and WTU through June 30, 1998, December 31, 1999 and June 30, 1997, respectively. WTU is currently reconciling its fuel through June 2000. At March 31, 2001, CPL's, SWEPCo's and WTU's Texas jurisdictional unrecovered deferred fuel balances were $125 million, $25.4 million and $66.8 million, respectively. As discussed above, the remaining balances on CPL, SWEPCo, and WTU current fuel surcharges at March 31, 2001 are $45 million, $6.5 million and $9.5 million, respectively. Final unrecovered deferred fuel balances at December 31, 2001 will be included in each company's 2004 true-up proceeding. If the final fuel balances or any amount incurred but not yet reconciled are not recovered, it would have a negative impact on results of operations.

5.      INDUSTRY RESTRUCTURING

            As discussed in the 2000 Annual Report, restructuring legislation has been enacted in seven of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the supply of electricity. The following paragraphs discuss significant events occurring in 2001 related to industry restructuring.

          Ohio Restructuring - Affecting AEP, CSPCo and OPCo

               Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. In February 2001, one supplier announced its plan to offer service to CSPCo's residential customers. Currently for residential customers of OPCo, no alternative suppliers have registered with the PUCO under the Ohio Act. Alternative suppliers have been approved to compete for CSPCo's and OPCo's commercial and industrial customers. Presently, virtually all customers continue to be served by CSPCo and OPCo with a legislatively required residential rate reduction of 5% for the generation portion of rates and frozen transition generation rates including fuel rates from January 1, 2001 to December 31, 2005 for all classes of customers.

              As discussed in Note 7 of the Notes to Financial Statements in the 2000 Annual Report, CSPCo and OPCo filed an appeal with the Ohio Supreme Court related to a tax expense issue which would result in duplicate expense of $40 million and $50 million, respectively, for a twelve month period beginning on May 1, 2001. One of the items CSPCo and OPCo requested was a stay of the PUCO ordered implementation date (May 1, 2001) for an excise tax credit rider. On April 13, 2001, the Ohio Supreme Court denied the companies' stay request. Management does not expect the Ohio Supreme Court to hear arguments on the merits of this case until the fourth quarter of 2001.

              One of the intervenors at the hearings for approval of a transition settlement agreement (whose request for rehearing was denied by the PUCO) has filed with the Ohio Supreme Court for review of the settlement agreement including CSPCo's and OPCo's recovery of their transition generation-related regulatory assets. Management is unable to predict the outcome of litigation. The resolution of this matter could negatively impact future results of operation.

        Virginia Restructuring - Affecting AEP and APCo

               In connection with a Virginia law that provides for a transition to choice of electricity supplier for retail customers beginning on January 1, 2002 (which is described in Note 7 of the Notes to Financial Statements in the 2000 Annual Report), APCo was required to make a filing with the Virginia SCC to unbundle rates and separate generation from transmission and distribution. On January 3, 2001, APCo filed its corporate separation plan and rate unbundling plan with the Virginia SCC, which included a 1999 cost of service study required by the Virginia SCC's regulations. That filing indicated that additional information about APCo's proposed corporate separation plan would be filed at a later date.

               On April 11, 2001, the Virginia SCC directed APCo to file the additional information required to complete its corporate separation filing when that information becomes available. APCo was also directed to file, by May 15, 2001, all information necessary for the Virginia SCC to fully consider a functional separation of APCo, by divisions. If in connection with the transition process, the Virginia SCC were to reduce APCo's rates or deny recovery of generation-related regulatory assets, it would have an adverse effect on results of operations.

        Arkansas Restructuring - Affecting AEP and SWEPCo

             In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry. In February 2001 the Arkansas General Assembly passed legislation that was signed into law by the Governor that extended the date for electric retail competition to October 1, 2003, and provided the Arkansas Commission with the authority to delay that date for up to two additional years.

        Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU

             The Texas Restructuring Legislation gives Texas customers of investor-owned utilities the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs, if any, including the final fuel recovery, net regulatory asset recovery, certain environmental costs, accumulated excess earnings offsets and other issues.

                  As discussed in the 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 has been controversial. During 2000 CPL submitted estimates of stranded costs and the PUCT held hearings. In February 2001 the PUCT issued an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. CPL disagrees with the ruling that it has a stranded benefit and has requested a rehearing.

                  In April 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings would be used to reduce stranded cost. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. Management believes that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. CPL expensed excess earnings amounts in 1999 and 2000. Consequently, the April order has no effect on reported net income.

                  A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.

                 Beginning January 1, 2002, fuel costs will not be subject to PUCT fuel reconciliation proceedings. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL, SWEPCo and WTU to the risk of fuel market price increases and could adversely affect future results of operations beginning in 2002.

                  In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

6.      BUSINESS SEGMENTS

               AEP has three principal business segments: wholesale, energy delivery, and other investments. The wholesale segment is comprised of the generation component of electricity sales to domestic retail and wholesale customers, worldwide electric and gas trading and other energy supply related businesses. Energy delivery includes the electric transmission and distribution operations of the domestic electric operating companies. Investments in foreign electric distribution and supply companies, generation facilities outside of the United States and telecommunication services make up the other investments segment.

               All of the registrant subsidiaries except AEGCo have two business segments, wholesale and energy delivery. AEGCo has one segment, a wholesale generation business.

               The presentation of wholesale and energy delivery segments reflects management intention, announced in the fourth quarter of 2000, to functionally and structurally separate its operations into non-regulated and regulated businesses. Separation of AEP's regulated bundled generation, transmission and distribution operations into an unbundled non-regulated wholesale business and a regulated unbundled energy delivery business will not be completed until the required regulatory approvals are obtained. The electric operating subsidiaries operating in states that are deregulating the supply business will be structurally separated and the remaining subsidiaries will be functionally separated. The amounts reported for 2000 have been reclassified to conform to the current period's presentation.

               The amounts shown for the three business segments reported by AEP include certain estimates and allocations where necessary.

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
        March 31, 2001                                                                    (in millions)
        Revenues from:
         External customers                                     $12,879    $   788      $  571        $-           $14,238
         Transactions with other operating segments                 192                               (192)
        Segment EBIT                                                352        245         113          (5)            705
        Total assets                                             25,392     13,405       8,113                      46,910

        March 31, 2000 Revenues from:
         External customers                                       4,776        724         617                       6,117
         Transactions with other operating segments                   92                               (92)
        Segment EBIT                                                 126       233           87         24             470
        Total assets                                             17,802     10,717       7,283                      35,802






               The following tables present the business segments being reported for APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, and WTU:

        Wholesale
        Segment                                      March 31, 2001                              March 31, 2000
                                Revenues Revenues
                                       From                                         From
                                       External     Segment                         External     Segment
                                       Customers    EBIT         Total Assets       Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $1,822,030     $62,766   $3,684,595           $874,876   $ 43,019      $2,476,298
        CPL                                493,082      52,080     2,945,850           217,387      30,832       2,794,274
        CSPCo                            1,026,577      60,163     2,624,371           543,028      46,830       1,890,628
        I&M                              1,213,601      39,733     4,172,159           633,819    (66,008)       3,316,250
        KPCo                               422,830       1,021        840,123          198,183        2,500         556,073
        OPCo                             1,567,816      69,236     4,193,940           932,886      59,264       3,296,050
        PSO                                307,722         713        845,308          120,664        3,102         729,950
        SWEPCo                             347,632      17,220     1,146,835           139,869      (1,071)      1,093,677
        WTU                                156,364      (2,546)       442,070           59,808         (582)        398,227

        Energy
        Delivery                                     March 31, 2001                              March 31, 2000
                                Revenues Revenues
                                       From                                         From
                                       External      Segment                        External     Segment
                                       Customers     EBIT        Total Assets       Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $152,097      $63,189    $2,906,810         $146,802     $63,481       $1,953,573
        CPL                              110,330       32,372      2,072,634            98,941     12,527        1,965,988
        CSPCo                             98,996       14,762      1,333,956            90,277     16,778           960,998
        I&M                               77,937       36,114      1,704,121            74,331     33,450        1,354,524
        KPCo                              36,327       16,636         701,388           33,271     17,176           464,245
        OPCo                             131,849       34,077      2,019,304          114,951      36,532        1,586,987
        PSO                               48,417        6,344         945,599           40,665       7,602          816,554
        SWEPCo                            78,057       24,660      1,058,616            72,287     24,874        1,009,548
        WTU                               38,642        9,540         486,649           36,727     12,100           438,384

        Registrant
        Subsidiaries
        Company Total                                March 31, 2001                              March 31, 2000
                                Revenues Revenues
                                       From                                         From
                         External Total Assets External
                                       Customers    EBIT                            Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $1,974,127  $125,955       $6,591,405       $1,021,678   $106,500         $4,429,871
        CPL                                603,412      84,452      5,018,484                        43,359        4,760,262
                                                                                    316,328
        CSPCo                            1,125,573      74,925      3,958,327                        63,608        2,851,626
                                                                                    633,305
        I&M                              1,291,538      75,847      5,876,280                       (32,558)       4,670,774
                                                                                    708,150
        KPCo                               459,157      17,657      1,541,511                        19,676        1,020,318
                                                                                    231,454
        OPCo                             1,699,665    103,313       6,213,244         1,047,837      95,796        4,883,037
        PSO                                356,139        7,057     1,790,907                        10,704        1,546,504
                                                                                    161,329
        SWEPCo                             425,689      41,880      2,205,451                        23,803        2,103,225
                                                                                    212,156
        WTU                                195,006        6,994       928,719                        11,518          836,611
                                                                                    96,535



7.      FINANCING AND RELATED ACTIVITIES

               In the first quarter of 2001, the AEP System issued $40 million of notes payable due in 2004 with an interest rate of 6.73% and increased the level of borrowing under the SEEBOARD Revolving Credit Facility by $89 million. Retirements of debt were: first mortgage bonds totaling $120 million with interest rates ranging from 5.91% to 6-3/8% due in 2001 and $61 million notes payable with interest rates ranging from 6.20% to 7.5625% due in 2001.

               The following table lists long-term debt retirements during the first quarter of 2001 by the registrant subsidiaries:

                               Principal
                   Type         Amount    Interest  Due
        Company    of Debt      Retired     Rate    Date
        -------    -------    ----------- --------  ----
                         (in millions)   (%)

        APCo       FMB           $100       6-3/8   March 1, 2001
        OPCo       NP              30       6.20    January 31, 2001
        PSO        FMB              6       5.91    March 1, 2001
        PSO        FMB              5       6.02    March 1, 2001
        PSO        FMB              9       6.02    March 1, 2001

               In March 2001 I&M paid $92.6 million to purchase leased nuclear fuel from an unaffiliated company reflecting management's decision to discontinue its policy of leasing all nuclear fuel for the Cook Plant. The purchase was financed with funds from operations.

               CPL redeemed $500,000 of its 8.00% trust preferred securities on February 1, 2001.

               On May 10, 2001, AEP issued $1.25 billion of debt consisting of $1 billion of senior notes and $250 million of putable callable notes. The interest rate on the senior notes is 6.125% and they are due in May 2006. The putable callable notes (Series B notes) have a fixed interest rate of 5.5% until May 2003. At that date the Series B notes may be subject to call by a third party for purchase and remarketing, in which case the maturity would extend until May 2013. In the event the Series B notes are not called for remarketing, AEP must redeem them.

               In January 2001 APCo became a participant in AEP's money pool and retired all outstanding short-term debt. The Money Pool coordinates short-term borrowings for certain AEP System subsidiaries, primarily the domestic electric utility operating companies. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for short-term borrowings from external sources and increasing the interest income for participants with available cash. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP needs to borrow to meet the short-term cash requirements of other participants whose short-term cash requirements are met through advances from the Money Pool. AEP borrows the funds on a daily basis, when necessary, to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Money Pool participants include interest income in nonoperating income and interest expense in interest charges. APCo reports its borrowings from the Money Pool as Advances from Affiliates.

               In March 2001 APCo commenced factoring customer accounts receivable and accrued utility revenue balances to an affiliate, AEP Credit, Inc. Under the factoring arrangement APCo sells without recourse certain of its customer accounts receivable and accrued utility revenue balances to AEP Credit, Inc. and is charged a fee based on AEP Credit, Inc.'s financing costs, uncollectible accounts experience for APCo's receivables and administrative costs. The cost of factoring is included in other operation expense. At March 31, 2001 the amount of APCo's factored accounts receivable and accrued utility revenues was $78 million.
8.      CONTINGENCIES

        Litigation

        Shareholders' Litigation - Affecting AEP

               On June 23, 2000, a complaint was filed in the U.S. District Court for the Eastern District of New York seeking unspecified compensatory damages against AEP and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Plant, AEP's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on AEP's deteriorating financial condition, and ultimately on AEP's operations, liquidity and stock price. Four other similar class action complaints have been filed and the court has consolidated the five cases. The plaintiffs filed a consolidated complaint pursuant to this court order. This case has been transferred to the U.S. District Court for the Southern District of Ohio. On March 5, 2001, AEP and the individual defendants filed a comprehensive motion to dismiss all claims against all defendents in the consolidated cases. The Court has set oral arguments of the motion for June 7, 2001. Although management believes these shareholder actions are without merit and intends to continue to oppose them vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

        Municipal Franchise Fee Litigation - Affecting AEP and CPL

               CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.

               During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

               In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to any franchise underpayment, to the cities that declined to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for October 2001 has been set.

               Although management believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

        Texas Base Rate Litigation - Affecting AEP and CPL

               In November 1995 CPL filed with the PUCT a request to increase its retail base rates by $71 million. In October 1997 the PUCT issued a final order which lowered CPL's annual retail base rates by $19 million from the rate level which existed prior to May 1996. The PUCT also included a "glide path" rate methodology in the final order pursuant to which annual rates were reduced by $13 million beginning May 1, 1998 with an additional annual reduction of $13 million commencing on May 1, 1999.



               CPL appealed the final order to the Travis District Court. The primary issues being appealed include: the classification of $800 million of invested capital in STP as ECOM and assigning it a lower return on equity than other generation property; the use of the "glide path" rate reduction methodology; and an $18 million disallowance of service billings from an affiliate, CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the PUCT from implementing the "glide path" rate reduction methodology. The temporary injunction was denied and the "glide path" rate reduction was implemented. In February 1999 the Travis District Court affirmed the PUCT order in regard to the three major items discussed above.

               CPL appealed the Travis District Court's findings to the Texas Appeals Court which in July 2000, issued its opinion upholding the Travis District Court except for the disallowance of affiliated service company billings. Under Texas law, specific findings regarding affiliate transactions must be made by PUCT. In regards to the affiliate service billing issue, the findings were not complete in the opinion of the Texas Appeals Court who remanded the issue back to PUCT.

               CPL has sought a rehearing of the Texas Appeals Court's opinion. The Texas Appeals Court has requested briefs related to CPL's rehearing request from interested parties. Management is unable to predict the final resolution of its appeal. If the appeal is unsuccessful the PUCT's 1997 order will continue to adversely affect results of operations and cash flows.

               As part of the AEP/CSW merger approval process in Texas, a stipulation agreement was approved which resulted in the withdrawal of the appeal related to the "glide path" rate methodology. CPL will continue its appeal of the ECOM classification for STP property and the disallowed affiliated service billings.

        Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo

               As discussed in Note 8 of the Notes to Financial Statements in the 2000 Annual Report, SWEPCo has been involved in litigation concerning the mining of lignite from jointly owned lignite reserves. SWEPCo and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from these reserves. Since 1997 SWEPCo and CLECO have been involved in litigation with DHMV and its partners in U.S. District Court for the Western District of Louisiana. In April 2000, the parties agreed to settle the litigation. As part of the settlement, a subsidiary of SWEPCo will purchase DHMV's interest in the mining assets and will assume the related obligations for mine reclamation. The settlement agreement would give CLECO the option, beginning July 1, 2002, to acquire up to a 50% interest in the mining assets. The litigation has been stayed to provide the parties a reasonable period of time to complete the settlement process. Management believes that the resolution of this matter will not have a material effect on results of operations, cash flows or financial condition.

        Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo

               Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

               AEP, APCo, CSPCo, I&M, and OPCo have been involved in litigation regarding generating plant emissions under the Clean Air Act. In 1999 Notices of Violation were issued and complaints were filed by Federal EPA in various U.S. District Courts alleging APCo, CSPCo, I&M, OPCo and a number of unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extended unit operating lives or increased unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional generating units previously named only in the Notices of Violation in the complaint.

               A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the AEP System under the Clean Air Act. A lawsuit against power plants owned by certain AEP System operating companies alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.

               The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

               In May 2000 the AEP System companies filed motions to dismiss all or portions of the complaints. On March 28 and 30, 2001, the Court issued orders granting the motions in part and denying them in part. The Court ruled claims for civil penalties based on activities that occurred more than five years before the date the complaints were filed cannot be imposed. Claims for injunctive relief are not subject to a time limit.

               On February 23, 2001, the plaintiffs filed a motion for partial summary judgment seeking a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. On April 9, 2001, the AEP System companies filed a motion requesting the Court deny plaintiffs' motion as premature, and issue an order allowing discovery to continue. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

               In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity.

               In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 which are owned 25.4% and 12.5%, respectively, by CSPCo. Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future earnings and cash flows.

        NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo

               Federal EPA issued a NOx rule that required substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including several AEP System companies, filed petitions seeking a review of the final rule in the D.C. Circuit Court. In March 2000, the D.C. Circuit Court issued a decision generally upholding the NOx rule. The D.C. Circuit Court issued an order in August 2000 which extended the final compliance date to May 31, 2004. In September 2000 following denial by the D.C. Circuit Court of a request for rehearing, the industry petitioners, including the AEP System companies, petitioned the U.S. Supreme Court for review, which was denied.

               In December 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit plans to comply with the mandates of the NOx rule. This determination means that those states could face stringent sanctions within the next 24 months including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs.

               In January 2000 Federal EPA adopted a revised rule granting petitions filed by certain northeastern states under Section 126 of the Clean Air Act seeking significant reductions in nitrogen oxide emissions from utility and industrial sources. The rule imposes emissions reduction requirements comparable to the NOx rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Certain AEP operating companies and other utilities filed petitions for review in the D.C. Circuit Court. Briefing has been completed and oral argument was held in December 2000.

               In a related matter, on April 19, 2000, the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The rule's compliance date is May 2003 for CPL and May 2005 for SWEPCo.

               In June 2000 OPCo announced that it was beginning a $175 million installation of selective catalytic reduction (SCR) technology (expected to be operational in 2001) to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant is scheduled to begin in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.

               Preliminary estimates indicate that compliance with the NOx rule upheld by the D.C. Circuit Court as well as compliance with the Texas Natural Resource Conservation Commission rule and the Section 126 petitions could result in required capital expenditures of approximately $1.6 billion, including the amounts discussed in the previous paragraph, for AEP Consolidated. Estimated compliance costs by registrant subsidiaries are as follows:

                                       (in millions)
               AEGCo                       $125
               APCo                         365
               CPL                           57
               CSPCo                        106
               I&M                          202
               KPCo                         140
               OPCo                         606
               SWEPCo                        28

               Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs for additional pollution control equipment are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2000 Annual Report.

                                       M-8
               REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS

        The following is a combined presentation of management's discussion and analysis of financial condition, contingencies and other matters for AEP and certain of its subsidiary registrants. Management's discussion and analysis of results of operations for AEP and each of its subsidiary registrants for the first quarter March 31, 2001 is presented with their financial statements earlier in this document.
FINANCIAL CONDITION
        Total plant and property additions including capital leases for the year-to-date period were $336 million for AEP Consolidated. The following table shows the additions by certain AEP subsidiary registrants.

        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $41
        CPL                           39
        I&M                           19
        OPCo                          65
        SWEPCo                        22

        During the first three months of 2001, the AEP System issued $40 million of notes payable due in 2004 with an interest rate of 6.73% and increased the level of borrowing under the SEEBOARD Revolving Credit Facility by $89 million. Retirements of debt were: first mortgage bonds totaling $120 million with interest rates ranging from 5.91% to 6 3/8% due in 2001, $61 million of notes payable with interest rates ranging from 6.20% to 7.5625% due in 2001 and a decrease in short-term debt of $225 million.
        The following table shows the retirements by certain AEP subsidiary registrants:

                               Principal
                   Type         Amount    Interest  Due
        Company    of Debt      Retired     Rate    Date
        -------    -------    ----------- --------  ----
                         (in millions)   (%)

        APCo       FMB           $100       6-3/8   March 1, 2001
        OPCo       NP              30       6.20    January 31, 2001
        PSO        FMB              6       5.91    March 1, 2001
        PSO        FMB              5       6.02    March 1, 2001
        PSO        FMB              9       6.02    March 1, 2001

        CPL redeemed $500,000 of its 8.00% trust preferred securities on February 1, 2001.
        On May 10, 2001, AEP issued $1.25 billion of debt consisting of $1 billion of senior notes and $250 million of putable callable notes. The interest rate on the senior notes is 6.125% and they are due in May 2006. The putable callable notes (Series B notes) have a fixed interest rate of 5.5% until May 2003. At that date the Series B notes may be subject to call by a third party for purchase and remarketing, in which case the maturity would extend until May 2013. In the event the Series B notes are not called for remarketing, AEP must redeem them.

OTHER MATTERS
Industry Restructuring
         As discussed in the 2000 Annual Report, restructuring legislation has been enacted in seven of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the supply of electricity. The following paragraphs discuss significant events occurring in 2001 related to industry restructuring.
Ohio Restructuring - Affecting AEP, CSPCo and OPCo
           Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. In February 2001, one supplier announced its plan to offer service to CSPCo's residential customers. Currently for residential customers of OPCo, no alternative suppliers have registered with the PUCO under the Ohio Act. Alternative suppliers have been approved to compete for CSPCo's and OPCo's commercial and industrial customers. Presently, virtually all customers continue to be served by CSPCo and OPCo with a legislatively required residential rate reduction of 5% for the generation portion of rates and frozen transition generation rates including fuel rates from January 1, 2001 to December 31, 2005 for all classes of customers.
         As discussed in Note 7 of the Notes to Financial Statements in the 2000 Annual Report, CSPCo and OPCo filed an appeal with the Ohio Supreme Court related to a tax expense issue which would result in duplicate expense of $40 million and $50 million, respectively, for a twelve month period beginning on May 1, 2001. One of the items CSPCo and OPCo requested was a stay of the PUCO ordered implementation date (May 1, 2001) for an excise tax credit rider. On April 13, 2001, the Ohio Supreme Court denied the companies' stay request. Management does not expect the Ohio Supreme Court to hear arguments on the merits of this case until the fourth quarter of 2001.
         One of the intervenors at the hearings for approval of a transition settlement agreement (whose request for rehearing was denied by the PUCO) has filed with the Ohio Supreme Court for review of the settlement agreement including OPCo's and CSPCo's recovery of their transition generation-related regulatory assets. Management is unable to predict the outcome of litigation. The resolution of this matter could negatively impact future results of operations.
Virginia Restructuring - Affecting AEP and APCo
           In connection with a Virginia law that provides for a transition to choice of electricity supplier for retail customers beginning on January 1, 2002 (which is described in Note 7 of the Notes to Financial Statements in the 2000 Annual Report), APCo was required to make a filing with the Virginia SCC to unbundle rates and separate generation from transmission and distribution. On January 3, 2001, APCo filed its corporate separation plan and rate unbundling plan with the Virginia SCC, which included a 1999 cost of service study required by the Virginia SCC's regulations. That filing indicated that additional information about APCo's proposed corporate separation plan would be filed at a later date.
           On April 11, 2001, the Virginia SCC directed APCo to file the additional information required to complete its corporate separation filing when that information becomes available. APCo was also directed to file, by May 15, 2001, all information necessary for the Virginia SCC to fully consider a functional separation of APCo, by divisions. If in connection with the transition process, the Virginia SCC were to reduce APCo's rates or deny recovery of generation related regulatory assets, it would have an adverse effect on results of operations.
Arkansas Restructuring - Affecting AEP and SWEPCo
         In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry. In February 2001 the Arkansas General Assembly passed legislation that was signed into law by the Governor that extended the date for electric retail competition to October 1, 2003, and provided the Arkansas Commission with the authority to delay that date for up to two additional years.
Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU
        The Texas Restructuring Legislation gives Texas customers of investor-owned utilities the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs, if any, including the final fuel recovery, net regulatory asset recovery, certain environmental costs, accumulated excess earnings offsets and other issues.
         As discussed in the 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 has been controversial. During 2000 CPL submitted estimates of stranded costs and the PUCT held hearings. In February 2001 the PUCT issued an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. CPL disagrees with the ruling that it has a stranded benefit and has requested a rehearing.
         In April 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings would be used to reduce stranded cost. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. Management believes that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. CPL expensed excess earnings amounts in 1999 and 2000. Consequently, the April order has no effect on reported net income.
         A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.
         Beginning January 1, 2002, fuel costs will no longer be subject to PUCT fuel reconciliation proceedings under the Texas Restructuring Legislation. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. Fuel costs have been reconciled by CPL, SWEPCo and WTU through June 30, 1998, December 31, 1999 and June 30, 1997, respectively. WTU is currently reconciling its fuel through June 2000. At March 31, 2001, CPL's, SWEPCo's and WTU's Texas jurisdictional unrecovered deferred fuel balances were $125 million, $25.4 million and $66.8 million, respectively. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP, CPL, SWEPCo and WTU to the risk of fuel market price increases and could adversely affect future results of operations beginning in 2002.
         In response to CPL's request to implement an interim fuel surcharge to collect underrecovered fuel costs, the PUCT voted in April 2001 to defer implementation of the requested fuel surcharge until CPL's final fuel reconciliation as part of its 2004 true-up proceeding. CPL has requested a rehearing on the surcharge denial. Based upon the decision in the CPL fuel surcharge proceeding, management expects that the PUCT may also defer recovery of requested fuel surcharges for SWEPCo and WTU currently pending before PUCT until their 2004 true-up proceedings. Final unrecovered deferred fuel balances at December 31, 2001 will be included in each company's 2004 true-up proceeding. If the final fuel balances or any amount incurred but not yet reconciled are not recovered, it would have a negative impact on results of operations.
          In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.
Litigation
----------
Shareholders' Litigation - Affecting AEP
        On June 23, 2000, a complaint was filed in the U.S. District Court for the Eastern District of New York seeking unspecified compensatory damages against AEP and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Plant, AEP's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on AEP's deteriorating financial condition, and ultimately on AEP's operations, liquidity and stock price. Four other similar class action complaints have been filed and the court has consolidated the five cases. The plaintiffs filed a consolidated complaint pursuant to this court order. This case has been transferred to the U.S. District Court for the Southern District of Ohio. On March 5, 2001, AEP and the individual defendants filed a comprehensive motion to dismiss all claims against all defendents in the consolidated cases. The Court has set oral arguments of the motion for June 7, 2001. Although management believes these shareholder actions are without merit and intends to continue to oppose them vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.
Municipal Franchise Fee Litigation - Affecting AEP and CPL
        CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.
        During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.
        In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that declined to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for October 2001 has been set.
        Although management believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.
Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo
        As discussed in Note 8 of the Notes to Financial Statements in the 2000 Annual Report, SWEPCo has been involved in litigation concerning the mining of lignite from jointly owned lingite reserves. SWEPCo and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from these reserves. Since 1997 SWEPCo and CLECO have been involved in litigation with DHMV and its partners in U.S. District Court for the Western District of Louisiana. In April 2000, the parties agreed to settle the litigation. As part of the settlement, a subsidiary of SWEPCo will purchase DHMV's interest in the mining assets and will assume the related obligations for mine reclamation. The settlement agreement would give CLECO the option, beginning July 1, 2002, to acquire up to a 50% interest in the mining assets. The litigation has been stayed to provide the parties a reasonable period of time to complete the settlement process. Management believes that the resolution of this matter will not have a material effect on results of operations, cash flows or financial condition. Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, I&M, and OPCo
           Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.
        AEP, APCo, CSPCo, I&M, and OPCo have been involved in litigation regarding generating plant emissions under the Clean Air Act. In 1999 Notices of Violation were issued and complaints were filed by Federal EPA in various U.S. District Courts alleging APCo, CSPCo, I&M, OPCo and a number of unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extended unit operating lives or increased unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional generating units previously named only in the Notices of Violation in the complaint.
        A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the AEP System under the Clean Air Act. A lawsuit against power plants owned by certain AEP System operating companies alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.
        The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.
        In May 2000 the AEP System companies filed motions to dismiss all or portions of the complaints. On March 28 and 30, 2001, the Court issued orders granting the motions in part and denying them in part. The Court ruled claims for civil penalties based on activities that occurred more than five years before the date the complaints were filed cannot be imposed. Claims for injunctive relief are not subject to a time limit.
        On February 23, 2001, the plaintiffs filed a motion for partial summary judgment seeking a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. On April 9, 2001, the AEP System companies filed a motion requesting the Court deny plaintiffs' motion as premature, and issue an order allowing discovery to continue. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.
        In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity.
        In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 which are owned 25.4% and 12.5%, respectively, by CSPCo. Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future earnings and cash flows.
NOx Reductions - Affecting AEP, APCo, CPL, I&M, OPCo and SWEPCo
        Federal EPA issued a NOx rule that required substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including several AEP System companies, filed petitions seeking a review of the final rule in the D.C. Circuit Court. In March 2000, the D.C. Circuit Court issued a decision generally upholding the NOx rule. The D.C. Circuit Court issued an order in August 2000 which extended the final compliance date to May 31, 2004. In September 2000 following denial by the D.C. Circuit Court of a request for rehearing, the industry petitioners, including the AEP System companies, petitioned the U.S. Supreme Court for review, which was denied.
        In December 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit plans to comply with the mandates of the NOx rule. This determination means that those states could face stringent sanctions within the next 24 months including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs.
        In January 2000 Federal EPA adopted a revised rule granting petitions filed by certain northeastern states under Section 126 of the Clean Air Act seeking significant reductions in nitrogen oxide emissions from utility and industrial sources. The rule imposes emissions reduction requirements comparable to the NOx rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Certain AEP operating companies and other utilities filed petitions for review in the D.C. Circuit Court. Briefing has been completed and oral argument was held in December 2000.
        In a related matter, on April 19, 2000, the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The rule's compliance date is May 2003 for CPL and May 2005 for SWEPCo.
        In June 2000 OPCo announced that it was beginning a $175 million installation of selective catalytic reduction (SCR) technology (expected to be operational in 2001) to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant is scheduled to begin in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.
        Preliminary estimates indicate that compliance with the NOx rule upheld by the D.C. Circuit Court as well as compliance with the Texas Natural Resource Conservation Commission rule and the Section 126 petitions could result in required capital expenditures of approximately $1.6 billion, including the amounts discussed in the previous paragraph, for AEP Consolidated.

        The following table shows the estimated compliance cost for certain of AEP's subsidiary registrants.
        Company               Amount
        -------               ------
                     (in millions)

        APCo              $365
        CPL                 57
        I&M                202
        OPCo               606
        SWEPCo              28
        Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital or operating costs for additional pollution control equipment are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

                                       N-1
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        AEP as a major power producer and a trader of wholesale electricity and natural gas has certain market risks inherent in its business activities. The trading of electricity and natural gas and related financial derivative instruments exposes AEP to market risk. Market risk represents the risk of loss that may occur due to changes in commodity market prices and rates. Policies and procedures have been established to identify, assess, and manage market risk exposures including the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a one-day holding period. Throughout the year ending December 31, 2000 the average, high, and low VaRs in the wholesale electricity and gas trading portfolio were $10 million, $32 million, and $1 million, respectively. The average, high, and low VaRs for the quarter ending March 31, 2001 were $14 million, $25 million, and $6 million, respectively. Based on this VaR analysis, at March 31, 2001 a near term typical change in commodity prices is not expected to have a material effect on AEP's results of operations, cash flows or financial condition. The following table shows the high and average U.S. electricity market risk as measured by VaR allocated to the AEP registrant subsidiaries based upon the AEP System's trading activities in the U.S. Low VaR is excluded for December 31, 2000 because all companies are under $1 million.
        VaR for Registrant Subsidiaries:

                      March 31         December 31,
                        2001               2000
                        ----               ----
                 Low  High  Average     High Average
                 (in millions)         (in millions)

APCo             $1    $6     $3         $2    $6
CPL               -     1      -          1     4
CSPCo             1     3      2          1     3
I&M               1     4      2          1     4
KPCo              -     1      1          -     1
OPCo              1     5      2          2     5
PSO               -     1      -          1     3
SWEPCo            -     1      -          1     4
WTU               -     -      -          -     1

        Investments in foreign ventures expose AEP to risk of foreign currency fluctuations. AEP's exposure to changes in foreign currency exchange rates related to these foreign ventures and investments is not expected to be significant for the foreseeable future.
        AEP is exposed to changes in interest rates primarily due to short-and long-term borrowings to fund its business operations. The potential loss in fair value as of March 31, 2001 has not materially changed since year end.

                                       O-1
                                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

AEP and WTU

        On April 12, 2001, the Texas Natural Resource Conservation Commission ("TNRCC") issued a Notice of Enforcement Action to WTU's Oak Creek Power Station alleging violations of limits contained in the water discharge permit applicable to the plant. The notice references the potential for corrective action, administrative penalties, or both. A meeting has been scheduled with the TNRCC to explore resolution of this matter.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

     Ehibit 12 - Computation of Consolidated Ratio of Earnings to Fixed Charges.

        (b)    Reports on Form 8-K:

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo OPCo, PSO, SWEPCo and WTU

        No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    Signature




        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                      AMERICAN ELECTRIC POWER COMPANY, INC.



        By: /s/Armando A. Pena         By: /s/Joseph M. Buonaiuto
            ----------------------         ------------------------
                  Armando A. Pena              Joseph M. Buonaiuto
                  Treasurer            Controller and Chief Accounting Officer



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
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



        By: /s/Armando A. Pena         By: /s/Joseph M. Buonaiuto
            ----------------------         ------------------------
                  Armando A. Pena            Joseph M. Buonaiuto
                  Vice President and    Controller and Chief Accounting Officer
                  Treasurer



Date: May 11, 2001