Form 10-Q
period 2001-09-30
AMERICAN ELECTRIC POWER COMPANY INC
filed 2001-11-14
CIK 4904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended SEPTEMBER 30, 2001
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period from      to

Commission              Registrant, State of Incorporation                                                    I.R. S. Employer
File Number             Address, and Telephone Number                                                         Identification No.
-----------             -----------------------------                                                         ------------------

1-3525                  AMERICAN ELECTRIC POWER COMPANY, INC.                                                 13-4922640
                        (A New York Corporation)
                        1 Riverside Plaza, Columbus, Ohio  43215
                        Telephone (614) 223-1000

0-18135                 AEP GENERATING COMPANY (An Ohio Corporation)                                          31-1033833
                        1 Riverside Plaza, Columbus, Ohio  43215
                        Telephone (614) 223-1000

1-3457                  APPALACHIAN POWER COMPANY (A Virginia Corporation)                                    54-0124790
                        40 Franklin Road, Roanoke, Virginia  24011
                        Telephone (540) 985-2300

0-346                   CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)                                 74-0550600
                        539 North Carancahua Street
                        Corpus Christi, Texas  78401-2802
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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at October 31, 2001 was 322,235,005.


                               AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                                          FORM 10-Q

                                          For The Quarter Ended September 30, 2001
                                                          CONTENTS

                                                                                                                    Page
        Glossary of Terms                                                                                           i - ii
        Forward-Looking Information                                                                                 iii

   Part I.  FINANCIAL INFORMATION
     Items 1 and 2 Financial Statements and Management's Discussion and
                    Analysis of Results of Operations:

                         American Electric Power Company, Inc. and Subsidiary Companies:
                              Management's Discussion and Analysis of Results of Operations                         A-1 - A-2
                              Consolidated Financial Statements                                                     A-3 - A-7

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

                         Central Power and Light Company and Subsidiary:
                              Management's Discussion and Analysis of Results of Operations                         D-1 - D-2
                              Consolidated Financial Statements                                                     D-3 - D-6

                         Columbus Southern Power Company and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              E-1 - E-2
                              Consolidated Financial Statements                                                     E-3 - E-6

                         Indiana Michigan Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         F-1 - F-2
                              Consolidated Financial Statements                                                     F-3 - F-7

                         Kentucky Power Company
                              Management's Narrative Analysis of Results of Operations                              G-1 - G-2
                              Financial Statements                                                                  G-3 - G-7

                         Ohio Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         H-1 - H-2
                              Consolidated Financial Statements                                                     H-3 - H-7

                         Public Service Company of Oklahoma and Subsidiaries:
                              Management's Narrative Analysis of Results of Operations                              I-1 - I-2
                              Consolidated Financial Statements                                                     I-3 - I-6

                         Southwestern Electric Power Company and Subsidiaries:
                              Management's Discussion and Analysis of Results of Operations                         J-1 - J-2
                              Consolidated Financial Statements                                                     J-3 - J-6

                         West Texas Utilities Company:
                              Management's Narrative Analysis of Results of Operations                              K-1 - K-2
                              Financial Statements                                                                  K-3 - K-6


                              Footnotes to Financial Statements                                                     L-1 - L-14

           Item 2.        Registrants' Combined Management Discussion and Analysis of
                                 Financial Condition, Contingencies  and Other Matters                              M-1 - M-7
           Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                N-1 - N-2

       Part II.           OTHER INFORMATION
           Item 6.            Exhibits and Reports on Form 8-K                                                      O-1
                                     (a)  Exhibits
                                           Exhibit 12
                                     (b)  Reports on Form 8-K

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

               Term                                Meaning

2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP................................ American Electric Power Company, Inc.
AEP Credit, Inc.................... AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated and unaffiliated domestic electric utility companies.
AEP East electric operating
companies.......................... APCo, CSPCo, I&M, KPCo and OPCo.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company, an AEP electric utility subsidiary.
Arkansas Commission................ Arkansas Public Service Commission.
CLECO.............................. Central Louisiana Electric Company, Inc., an unaffiliated corporation.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DHMV............................... Dolet Hills Mining Venture.
DOE................................ United States Department of Energy.
EBIT............................... Earnings Before Interest Charges and Income Taxes.
ECOM............................... Excess Cost Over Market.
ERCOT.............................. The Electric Reliability Council of Texas.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
FMB................................ First Mortgage Bonds
GAAP............................... Generally Accepted Accounting Principles.
HPL................................ Houston Pipe Line Company.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KWH................................ Kilowatthour.
LIBOR.............................. London InterBank Offered Rate.
LIG................................ Louisiana Intrastate Gas.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
MPSC............................... Michigan Public Service Commission.
MWH................................ Megawatthour.
Nox................................ Nitrogen oxide.
Nox Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.


PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants: AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned by AEGCo and I&M.
RTO................................ Regional Transmission Organization.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                            Types of Regulation.
                                            -------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                            and Hedging Activities.
                                            ----------------------
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by CPL.
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Restructuring
Legislation........................ Legislation enacted in 1999 to restructure the electric utility industry in Texas.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by CSPCo.

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

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000
        Net income increased by $62 million or 20 cents per share for the quarter and by $430 million or $1.33 per share year-to-date. The results for the quarter reflect a favorable variance from an extraordinary loss from deregulation recorded in the third quarter of 2000 and an accounting change due to new accounting rules recorded in the third quarter of 2001. Income before extraordinary items and cumulative effect of the accounting change was unchanged for the quarter. In the year-to-date period income before extraordinary items and the cumulative effect of the accounting change increased by $425 million or $1.31 per share. The impact on comparative net income from the extraordinary items and the cumulative effect of the accounting change was $5 million favorable for the year-to-date period.
        Our wholesale business continued to perform well despite a slowing economy that reduced both wholesale energy margins and energy use by industrial customers. Our wholesale business, which includes generation, retail sales of power and wholesale power and gas marketing and trading and gas pipeline and storages services, continued to be a significant contributor to our earnings despite lower market prices and reduced volatility. Although our power marketing and trading operations had an adverse effect on the third quarter, our gas marketing and trading more than offset the decline in power trading. For the year-to-date period, earnings from both power and gas marketing and trading improved.
        Income statement line items which changed significantly were:

                                                                 Increase (Decrease)
                                                   Third Quarter                     Year-to-Date
                                              (in millions)            %         (in millions)           %
                                              -------------            -         -------------           -
Revenues                                            $6,777            58              $21,216           82
Fuel and Purchased Power Expense                     6,806            74               20,610          104
Maintenance and Other Operation Expense                (43)           (4)                 148            5
Writeoff of Merger-Related Costs                       (16)          (80)                (165)         (91)
Other Income, net                                       (7)          (30)                  83          141
Interest and Preferred Dividends                       (22)           (8)                 (34)          (4)
Income Taxes                                             4             2                  218           63
Extraordinary Items                                     44           N.M.                 (13)         (37)
Cumulative Effect                                       18           N.M.                  18          N.M.

N.M. = Not Meaningful

         The increases in revenues were due to substantial increases in electric and gas trading volumes. Wholesale natural gas trading volume for the quarter was 1,337 billion cubic feet, a 265 percent increase from third-quarter 2000 volume of 366 billion cubic feet. Electric trading volume for the quarter increased 66 percent to 148 million MWH.
The increase in gas trading volume is from:
o        continued expansion of our trading team
o        HPL acquisition on June 1, 2001
o        expansion into new markets

The increase in electric trading volume is primarily from:
o        continued expansion of our trading team
o        increased liquidity in markets
While trading and marketing volumes rose, sales to industrial customers decreased and, in the third quarter, sales to wholesale customers also declined. We also experienced lower wholesale prices. The slowing economy has reduced demand and wholesale prices.
         Our fuel and purchased power expense increased due to increased trading volume, particularly gas, and an increase in nuclear generation. Cook Plant's two nuclear generating units were out of service in 2000 through June 2000 and December 2000.
         Maintenance and other operation expense declined in the third quarter due to the return to service of the Cook Nuclear units in 2000. Partially offsetting this decrease were accruals for severance related to corporate restructuring. In the year-to-date period, additional traders' incentive compensation, costs associated with the construction of gas-fired plants for non-affiliates and the accruals for severance costs caused maintenance and other operation expense to rise. The increase was offset, in part, by not incurring restart costs for the Cook Plant. Revenues from project fees more than offset the charges for third party construction.
         The write-off of deferred merger costs in 2000 included transaction and transition costs not recoverable from ratepayers under regulatory commission approved settlement agreements.
         The completion in March 2001 of the sale of Frontera, one of the generating plants required to be divested under FERC - approved merger settlement agreements, produced a $73 million gain recorded in other income for the year-to-date period.
         Lower average outstanding short-term debt balances and a decrease in average short-term interest rates accounted for the reduction in interest and preferred dividends.
        An increase in pre-tax income caused the increase in income taxes.
        In the second quarter of 2001 we recorded an extraordinary loss of $48 million net of tax to write-off prepaid Ohio excise taxes stranded by Ohio deregulation (see Note 2). The application of regulatory accounting for generation was discontinued in 2000 which resulted in after tax extraordinary items of:
o a $9 million gain in June of 2000 for the Virginia and West Virginia jurisdictions and
o        $44 million loss in September of 2000 for the Ohio jurisdiction
        New accounting rules that became effective July 1, 2001 required us to mark to market certain fuel supply contracts that qualify as financial derivatives. The effect of initially adopting the new rules at July 1, 2001 was $18 million, net of tax, which is reported as a cumulative effect of accounting change on the income statement.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)

                                                         Three Months Ended September 30,           Nine Months Ended September 30,
                                                             2001                 2000                2001                2000
                                                             ----                 ----                ----                ----

REVENUES                                                     $18,385              $11,608             $47,078             $25,862
                                                             -------              -------             -------             -------

EXPENSES:
   Fuel and Purchased Power                                   16,008                9,202              40,477              19,867
   Maintenance and Other Operation                               971                1,014               2,883               2,735
   Non-recoverable Merger Costs                                    4                   20                  16                 181
   Depreciation and Amortization                                 340                  322               1,030                 947
   Taxes Other Than Income Taxes                                 200                  177                 537                 523
                                                                 ---                  ---                 ---                 ---
         TOTAL EXPENSES                                       17,523               10,735              44,943              24,253
                                                              ------               ------              ------              ------

OPERATING INCOME                                                 862                  873               2,135               1,609

OTHER INCOME, net                                                 16                   23                 142                  59
                                                                  --                   --                 ---                  --
INCOME BEFORE INTEREST, PREFERRED
  DIVIDENDS AND INCOME TAXES                                     878                  896               2,277               1,668

INTEREST AND PREFERRED DIVIDENDS                                 252                  274                 762                 796
                                                                 ---                  ---                 ---                 ---

INCOME BEFORE INCOME TAXES                                       626                  622               1,515                 872

INCOME TAXES                                                     223                  219                 566                 348
                                                                 ---                  ---                 ---                 ---

INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT                                          403                  403                 949                 524

EXTRAORDINARY LOSS - EFFECTS
  OF DEREGULATION - net of tax (See note 2)                    -                      (44)                (48)                (35)

CUMULATIVE EFFECT OF ACCOUNTING   CHANGE - net of tax
(See note 2)                                                      18               -                       18              -
                                                                  --               ------                  --              ------

NET INCOME                                                   $   421               $  359             $   919             $   489
                                                             =======               ======             =======             =======

AVERAGE NUMBER OF SHARES   OUTSTANDING                           322                  322                 322                 322
                                                                 ===                  ===                 ===                 ===

EARNINGS PER SHARE:
   Income Before Extraordinary Item and
     Cumulative Effect                                         $1.25               $ 1.25              $ 2.94              $ 1.63
   Extraordinary Loss                                          -                    (0.14)              (0.15)              (0.11)
   Cumulative Effect                                             .06                -                     .06               -
                                                                 ---                -----                 ---               -----
   Earnings Per Share (Basic and Dilutive)                     $1.31               $ 1.11              $ 2.85              $ 1.52
                                                               =====               ======              ======              ======

CASH DIVIDENDS PAID PER SHARE                                  $0.60                 $0.60              $1.80               $1.80
                                                               =====                 =====              =====               =====

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      September 30, 2001       December 31, 2000
                                                                                      ------------------       -----------------
                                                                                                         (in millions)
ASSETS
------
CURRENT ASSETS:
    Cash and Cash Equivalents                                                                  $    379                $    437
    Accounts Receivable (net)                                                                     2,824                   3,699
    Energy Trading Contracts                                                                     13,114                  16,627
    Other                                                                                         1,690                   1,268
                                                                                                  -----                   -----

       TOTAL CURRENT ASSETS                                                                      18,007                  22,031
                                                                                                 ------                  ------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                                                                  16,533                  16,328
     Transmission                                                                                 5,824                   5,609
     Distribution                                                                                11,169                  10,843
   Other (including gas and coal mining assets and nuclear fuel)                                  4,538                   4,077
   Construction Work in Progress                                                                    949                   1,231
                                                                                                    ---                   -----
       Total Property, Plant and Equipment                                                       39,013                  38,088
   Accumulated Depreciation and Amortization                                                     15,941                  15,695
                                                                                                 ------                  ------

       NET PROPERTY, PLANT AND EQUIPMENT                                                         23,072                  22,393
                                                                                                 ------                  ------

REGULATORY ASSETS                                                                                 3,542                   3,698
                                                                                                  -----                   -----

INVESTMENTS IN POWER AND COMMUNICATIONS PROJECTS                                                    563                     782
                                                                                                    ---                     ---

GOODWILL (net of amortization)                                                                    1,360                   1,382
                                                                                                  -----                   -----

LONG-TERM ENERGY TRADING CONTRACTS                                                                3,375                   1,620
                                                                                                  -----                   -----

OTHER ASSETS                                                                                      2,900                   2,642
                                                                                                  -----                   -----

          TOTAL                                                                                 $52,819                 $54,548
                                                                                                =======                 =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                             $  1,847                 $  2,627
  Short-term Debt                                                                                 3,575                    4,333
  Long-term Debt Due Within One Year                                                              1,550                    1,152
  Energy Trading Contracts                                                                       12,542                   16,801
  Other                                                                                           2,461                    2,154
                                                                                                  -----                    -----

       TOTAL CURRENT LIABILITIES                                                                 21,975                   27,067
                                                                                                 ------                   ------

LONG-TERM DEBT                                                                                    9,925                    9,602
                                                                                                  -----                    -----

LONG-TERM ENERGY TRADING CONTRACTS                                                                3,229                    1,381
                                                                                                  -----                    -----

DEFERRED INCOME TAXES                                                                             4,930                    4,875
                                                                                                  -----                    -----

DEFERRED INVESTMENT TAX CREDITS                                                                     502                      528
                                                                                                    ---                      ---

DEFERRED CREDITS AND REGULATORY LIABILITIES                                                       1,019                      617
                                                                                                  -----                      ---

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                                             197                      203
                                                                                                    ---                      ---

OTHER NONCURRENT LIABILITIES                                                                      1,413                    1,706
                                                                                                  -----                    -----

CONTINGENCIES (Note 8)

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF SUCH SUBSIDIARIES                                               321                      334
                                                                                                    ---                      ---

MINORITY INTEREST IN SUBSIDIARIES                                                                   773                       20
                                                                                                    ---                       --

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                                                         156                      161
                                                                                                    ---                      ---

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                    2001            2000
                                    ----            ----
     Shares Authorized. . . . . 600,000,000     600,000,000
     Shares Issued. . . . . . . 331,202,497     331,019,146
     (8,999,992 shares were held in treasury at September 30, 2001
     and December 31, 2000)                                                                       2,153                    2,152
  Paid-in Capital                                                                                 2,916                    2,915
  Accumulated Other Comprehensive Income (Loss)                                                    (128)                    (103)
  Retained Earnings                                                                               3,438                    3,090
                                                                                                  -----                    -----

          TOTAL COMMON SHAREHOLDERS' EQUITY                                                       8,379                    8,054
                                                                                                  -----                    -----

              TOTAL                                                                             $52,819                  $54,548
                                                                                                =======                  =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                    Nine Months Ended September 30,
                                                                                                        2001             2000
                                                                                                        ----             ----
                                                                                                             (in millions)
OPERATING ACTIVITIES:
   Net Income                                                                                       $   919             $   489
   Adjustments for Noncash Items:
    Depreciation and Amortization                                                                     1,054                 976
    Deferred Federal Income Taxes                                                                       131                  40
    Deferred Investment Tax Credits                                                                     (26)                (26)
    Amortization of Deferred Property Taxes                                                             142                 138
    Amortization of Cook Plant Restart Costs                                                             30                  30
    Deferred Costs Under Fuel Clause Mechanisms                                                         240                (276)
    Miscellaneous Accrued Expenses                                                                     (238)                191
    Extraordinary Loss - Discontinuance of SFAS 71                                                       48                  35
    Cumulative Effect of Accounting Change                                                              (18)              -
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net)                                                                           921                (927)
    Fuel, Materials and Supplies                                                                       (114)                 88
    Accrued Utility Revenues                                                                             (4)               (134)
    Prepayments and Other                                                                               (83)               (280)
    Accounts Payable                                                                                 (1,108)                445
    Taxes Accrued                                                                                       163                  (3)
    Revenue Refunds Accrued                                                                               2                 (15)
    Energy Trading Contracts (net)                                                                     (653)                (23)
Other (net)                                                                                            (209)               (220)
                                                                                                       ----                ----
          Net Cash Flows From Operating Activities                                                    1,197                 528
                                                                                                      -----                 ---

INVESTING ACTIVITIES:
    Construction Expenditures                                                                        (1,303)             (1,204)
    Purchase of Houston Pipe Line                                                                      (727)             -
    Sale of Yorkshire                                                                                   383              -
    Sale of Frontera                                                                                    265              -
    Other                                                                                               (54)                (29)
                                                                                                        ---                 ---
          Net Cash Flows Used For Investing Activities                                               (1,436)             (1,233)
                                                                                                     ------              ------

FINANCING ACTIVITIES:
  Issuance of Common Stock                                                                                9                  12
  Issuance of Minority Interest                                                                         750              -
  Issuance of Long-term Debt                                                                          1,766                 948
  Change in Short-term Debt (net)                                                                      (717)              1,406
  Retirement of Cumulative Preferred Stock                                                               (5)                (20)
  Retirement of Long-term Debt                                                                       (1,033)             (1,400)
  Dividends Paid on Common Stock                                                                       (580)               (612)
                                                                                                       ----                ----
            Net Cash Flows From Financing Activities                                                    190                 334
                                                                                                        ---                 ---

Effect of Exchange Rate Change on Cash                                                                   (9)                  7
                                                                                                         --                   -

Net Decrease in Cash and Cash Equivalents                                                               (58)               (364)
Cash and Cash Equivalents at Beginning of Period                                                        437                 659
                                                                                                        ---                 ---
Cash and Cash Equivalents at End of Period                                                          $   379             $   295
                                                                                                    =======             =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $469 million and $685 million and for income taxes was $208 million and $242 million in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $39 million and $79 million in 2001 and 2000, respectively.
See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                               Common       Paid-in       Retained       Accumulated Other
                                                                                         Comprehensive
                                               Stock        Capital       Earnings       Income (Loss)          Total
                                               -----        -------       --------       -------------          -----
                                                                             (in millions)
JANUARY 1, 2000                                     $2,149       $2,898         $3,630             $   (4)       $8,673
Issuance of Common Stock                                 2           10                                              12
Common Stock Dividends                                                            (612)                            (612)
Other                                                                 7             (1)                               6
                                                                                                                      -
                                                                                                                  8,079
Comprehensive Income:
   Other Comprehensive Income, Net of Taxes
     Currency Translation Adjustment                                                                 (171)         (171)
     Unrealized Loss on Securities                                                                     20            20
   Net Income                                                                      489                              489
                                                                                                                    ---
     Total Comprehensive Income                                                                                     338
                                                ----------   ----------     -----------          --------           ---

SEPTEMBER 30, 2000                                  $2,151       $2,915         $3,506              $(155)       $8,417
                                                    ======       ======         =======             =====        ======



JANUARY 1, 2001                                     $2,152       $2,915         $3,090              $(103)       $8,054
Issuance of Common Stock                                 1            8                                               9
Common Stock Dividends                                                            (580)                            (580)
Other                                                                (7)             9                                2
                                                                                                                      -
                                                                                                                  7,485
Comprehensive Income:
  Other Comprehensive Income, Net of Taxes
      Currency Translation Adjustment                                                                 (21)          (21)
      Unrealized Gain on Hedged Derivatives                                                             2             2
      Minimum Pension Liability                                                                        (6)           (6)
   Net Income                                                                      919                              919
                                                                                                                    ---
     Total Comprehensive Income                                                                                     894
                                                ----------   ----------    -----------          ---------      --------

SEPTEMBER 30, 2001                                  $2,153       $2,916         $3,438              $(128)       $8,379
                                                    ======       ======         ======              =====        ======

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000
        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital.
        The increase in net income of $0.1 million or 4% for the quarter resulted primarily from an increase in capital on which a return is earned. Net income for the year-to-date period was virtually unchanged.
        Income statement line items which changed significantly were:

                                                                Increase (Decrease)
                                                    Third Quarter                       Year-to-Date
                                            (in millions)          %                (in millions)        %
                                            -------------          -                -------------        -
Operating Revenues                              $1.8              3                     $0.7          N.M.
Fuel Expense                                     2.8             11                      0.3          N.M.
Other Operation Expense                          0.7             37                      1.0           14
Maintenance Expense                             (0.6)           (31)                    (0.4)          (5)
Taxes Other Than Federal Income Taxes           (0.5)           (43)                     1.0           30
Interest Charges                                (0.6)           (52)                    (1.0)         (34)

N.M. = Not Meaningful

        The increase in operating revenues resulted primarily from an increase in recoverable expenses especially fuel and other operation expense. Recoverable expenses rose as Rockport Plant generation increased in 2001 compared with last year when the plant underwent scheduled maintenance outages in the third quarter of 2000.
        Fuel expense increased due to an increase in generation reflecting the length of outages in the third quarter 2000.
        The increase in other operation expense resulted from increased employee benefits, insurance and regulatory commission costs.
        Maintenance expense declined due to more extensive outages during the third quarter 2000 for boiler maintenance and repair.
        The decline in taxes other than federal income taxes for the quarter resulted from a decrease in an accrual for state taxes as a result of a revised taxable income estimate. Taxes other than federal income taxes for the year-to-date period increased due to the accrual of state income taxes based on an estimate of higher taxable income for 2001.
        Reductions in variable interest rates, reflecting market conditions, and lower average short-term borrowing balances outstanding produced the decrease in interest charges.

                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                             2001                    2000              2001                  2000
                                                             ----                    ----              ----                  ----
                                                                                        (in thousands)
OPERATING REVENUES                                           $57,417                 $55,658          $170,141              $169,452
                                                             -------                 -------          --------              --------

OPERATING EXPENSES:
   Fuel                                                       28,143                  25,308            76,049                75,791
   Rent - Rockport Plant Unit 2                               17,071                  17,071            51,212                51,212
   Other Operation                                             2,529                   1,840             7,855                 6,894
   Maintenance                                                 1,415                   2,042             7,312                 7,723
   Depreciation                                                5,613                   5,558            16,801                16,604
   Taxes Other Than Federal Income Taxes                         662                   1,164             4,431                 3,414
   Federal Income Taxes                                          369                     466             1,177                 1,464
                                                                 ---                     ---             -----                 -----

           TOTAL OPERATING EXPENSES                           55,802                  53,449           164,837               163,102
                                                              ------                  ------           -------               -------

OPERATING INCOME                                               1,615                   2,209             5,304                 6,350

NONOPERATING INCOME                                              965                     869             2,714                 2,638
                                                                 ---                     ---             -----                 -----

INCOME BEFORE INTEREST CHARGES                                 2,580                   3,078             8,018                 8,988

INTEREST CHARGES                                                 529                   1,106             1,924                 2,918
                                                                 ---                   -----             -----                 -----

NET INCOME                                                   $ 2,051                 $ 1,972          $  6,094              $  6,070
                                                             =======                 =======          ========              ========

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                                          2001                     2000             2001                     2000
                                                          ----                     ----             ----                     ----
                                                                                     (in thousands)

BALANCE AT BEGINNING OF PERIOD                              $11,847                 $5,836          $ 9,722                  $3,673

NET INCOME                                                    2,051                  1,972            6,094                   6,070

CASH DIVIDENDS DECLARED                                         959                 -                 2,877                   1,935
                                                                ---                 ------            -----                   -----

BALANCE AT END OF PERIOD                                    $12,939                 $7,808          $12,939                  $7,808
                                                            =======                 ======          =======                  ======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                     (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                                 $637,433                 $635,215
   General                                                                                       2,943                    2,795
   Construction Work in Progress                                                                 3,979                    4,292
                                                                                                 -----                    -----
        Total Electric Utility Plant                                                           644,355                  642,302
   Accumulated Depreciation                                                                    331,268                  315,566
                                                                                               -------                  -------
NET ELECTRIC UTILITY PLANT                                                                     313,087                  326,736
                                                                                               -------                  -------

OTHER PROPERTY AND INVESTMENTS                                                                     119                        6
                                                                                                   ---                        -

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                       188                    2,757
   Advances to Affiliates                                                                        3,478                   -
   Accounts Receivable:
      Affiliated Companies                                                                      18,823                   21,374
      Miscellaneous                                                                                150                    2,341
   Fuel - at average cost                                                                       15,487                   11,006
   Materials and Supplies - at average cost                                                      4,093                    3,979
   Prepayments                                                                                     396                      145
                                                                                                   ---                      ---
TOTAL CURRENT ASSETS                                                                            42,615                   41,602
                                                                                                ------                   ------

REGULATORY ASSETS                                                                                5,267                    5,504
                                                                                                 -----                    -----

DEFERRED CHARGES                                                                                 3,340                      754
                                                                                                 -----                      ---

TOTAL ASSETS                                                                                  $364,428                 $374,602
                                                                                              ========                 ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                         (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares                                               $  1,000                 $  1,000
   Paid-in Capital                                                                              23,434                   23,434
   Retained Earnings                                                                            12,939                    9,722
                                                                                                ------                    -----
        Total Common Shareowner's Equity                                                        37,373                   34,156
   Long-term Debt                                                                               44,791                   -
                                                                                                ------                   -
        TOTAL CAPITALIZATION                                                                    82,164                   34,156
                                                                                                ------                   ------

OTHER NONCURRENT LIABILITIES                                                                       135                      358
                                                                                                   ---                      ---

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                           -                        44,808
   Advances from Affiliates                                                                     -                        28,068
   Accounts Payable:
      General                                                                                    9,033                    6,109
      Affiliated Companies                                                                       6,785                    7,724
   Taxes Accrued                                                                                12,194                    4,993
   Rent Accrued - Rockport Plant Unit 2                                                         23,427                    4,963
   Other                                                                                         2,806                    4,443
                                                                                                 -----                    -----
TOTAL CURRENT LIABILITIES                                                                       54,245                  101,108
                                                                                                ------                  -------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                                        118,010                  122,188
                                                                                               -------                  -------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                                                               57,209                   59,718
   Amounts Due to Customers for Income Taxes                                                    21,994                   23,996
                                                                                                ------                   ------
        TOTAL REGULATORY LIABILITIES                                                            79,203                   83,714
                                                                                                ------                   ------

DEFERRED INCOME TAXES                                                                           30,521                   32,928
                                                                                                ------                   ------

DEFERRED CREDITS                                                                                   150                      150
                                                                                                   ---                      ---

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $364,428                 $374,602
                                                                                              ========                 ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                                   (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                                  $  6,094             $  6,070
   Adjustments for Noncash Items:
     Depreciation                                                                                16,801               16,604
     Deferred Federal Income Taxes                                                               (4,409)              (4,225)
     Deferred Investment Tax Credits                                                             (2,509)              (2,511)
     Amortization of Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2                 (4,178)              (4,178)
     Deferred Property Taxes                                                                       (922)                (807)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                                          4,742              (15,521)
     Fuel, Materials and Supplies                                                                (4,595)                (731)
     Accounts Payable                                                                             1,985              (15,631)
     Taxes Accrued                                                                                7,201                4,622
     Rent Accrued - Rockport Plant Unit 2                                                        18,464               18,464
   Other (net)                                                                                   (3,700)               1,056
                                                                                                 ------                -----

           Net Cash Flow From Operating Activities                                               34,974                3,212
                                                                                                 ------                -----

INVESTING ACTIVITIES - Construction Expenditures                                                 (3,120)              (3,413)
                                                                                                 ------               ------

FINANCING ACTIVITIES:
     Return of Capital to Parent Company                                                        -                     (4,866)
     Change in Short-term Debt (net)                                                            -                    (24,700)
     Change in Advances from Affiliates (net)                                                   (31,546)              31,574
     Dividends Paid                                                                              (2,877)              (1,935)
                                                                                                 ------               ------
           Net Cash Flows From (Used For) Financing Activities                                  (34,423)                  73
                                                                                                -------                   --

Net Decrease in Cash and Cash Equivalents                                                        (2,569)                (128)
Cash and Cash Equivalents at Beginning of Period                                                  2,757                  317
                                                                                                  -----                  ---
Cash and Cash Equivalents at End of Period                                                     $    188             $    189
                                                                                               ========             ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $1,489,000 and $2,671,000 and for income taxes was $1,352,000 and $3,101, 000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, regulated retail power sales and wholesale power marketing and trading; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Net income decreased $5.8 million or 16% for the quarter due to a decline in wholesale business performance as a slowing economy reduced demand and lowered wholesale electricity prices. Net income increased $5.6 million or 5% for the year-to-date period primarily due to growth in and strong performance by the wholesale business during the first half of 2001.
        Income statement line items which changed significantly were:

                                                         Increase (Decrease)
                                            Third Quarter                    Year-to-Date
                                     (in millions)           %           (in millions)           %
                                     -------------           -           -------------           -
Operating Revenues                           $479          31                  $1,820          45
Fuel Expense                                    3           3                      (8)         (3)
Purchased Power Expense                       475          40                   1,778          60
Other Operation Expense                         4           5                      16           8
Maintenance Expense                             2           8                      12          14
Depreciation and Amortization                   3           8                      14          12
Federal Income Taxes                           (2)        (13)                      1           2
Nonoperating Income                            (3)       (138)                      5          80
Interest Charges                               (3)         (9)                     (4)         (4)
Extraordinary Gain                            -           -                        (9)        N.M.

N.M. = Not Meaningful

        The significant increase in revenues for the quarter is due to a 69% increase in trading volume partially offset by lower wholesale electricity prices of our wholesale business. The significant year-to-date period increase is due to a 44% increase in trading volume and an increase in wholesale electricity prices due to changes in market conditions. Expansion of the wholesale business' trading operation and greater liquidity in the market place resulted in an increase in the number of forward electricity purchase and sales contracts in AEP's traditional marketing area (up to two transmission systems from AEP's service territory).
        Fuel expense of the wholesale business increased for the quarter due to a decrease in deferred fuel expense as compared to the previous quarter. The decrease in deferred fuel expense is due to a lower average unit cost of fuel. Fuel expense decreased for the year-to-date period due to a decline in generation as a result of scheduled plant maintenance.

        For the quarter the increase in the wholesale business' purchased power expense is attributable to an increase in trading volume partly offset by a decrease in wholesale electricity prices. For the year-to-date period the increase is attributable to increases in trading volume and wholesale electricity prices.
        For the quarter other operation expense increased as a result of energy delivery severance accruals and power trading incentive compensation expense of the wholesale business. Year-to-date other operation expense increased due to wholesale power trading incentive compensation expense.
        The increase in maintenance expense is mainly attributable to increased generating plant boiler maintenance repairs to the wholesale business' Amos, Glen Lyn and Mountaineer Plants.
        During June 2000 we discontinued the application of SFAS 71 in the Virginia and West Virginia jurisdictions. Consequently net generation-related regulatory assets were transferred to the energy delivery business' regulated distribution business where the Virginia and West Virginia jurisdictions authorized the recovery of these assets through regulated rates. Depreciation and amortization expense increased due to the accelerated amortization beginning in July 2000 of the transition regulatory assets. Additional investments in the energy delivery business' distribution and transmission plant also contributed to the increase in depreciation and amortization expense.
        The decrease in federal income taxes for the quarter is due to a decrease in pre-tax operating income.
        Nonoperating income decreased for the quarter due to a net loss from the wholesale business' trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps). Due to significant net gains in the first six months of 2001 on these wholesale trading transactions, nonoperating income increased in the year-to-date period.
        The interest charge decrease is due to the retirement of first mortgage bonds in 2000.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended September 30,               Nine Months Ended September 30,
                                                         2001                  2000                  2001                 2000
                                                         ----                  ----                  ----                 ----
                                                                                    (in thousands)
OPERATING REVENUES                                     $2,017,159              $1,538,340        $5,840,590            $4,020,792
                                                       ----------              ----------        ----------            ----------

OPERATING EXPENSES:
   Fuel                                                    91,594                  88,769           272,119               279,989
   Purchased Power                                      1,666,443               1,191,737         4,765,476             2,987,568
   Other Operation                                         76,197                  72,297           210,034               194,504
   Maintenance                                             31,812                  29,369            98,663                86,683
   Depreciation and Amortization                           46,177                  42,798           133,950               120,035
   Taxes Other Than Federal Income Taxes                   29,275                  30,088            91,118                89,550
   Federal Income Taxes                                    15,280                  17,532            61,335                60,259
                                                           ------                  ------            ------                ------

           TOTAL OPERATING EXPENSES                     1,956,778               1,472,590         5,632,695             3,818,588
                                                        ---------               ---------         ---------             ---------

OPERATING INCOME                                           60,381                  65,750           207,895               202,204

NONOPERATING INCOME (LOSS)                                   (918)                  2,399            11,905                 6,607
                                                             ----                   -----            ------                 -----

INCOME BEFORE INTEREST CHARGES                             59,463                  68,149           219,800               208,811

INTEREST CHARGES                                           29,146                  32,037            91,277                94,795
                                                           ------                  ------  -         ------                ------

INCOME BEFORE EXTRAORDINARY ITEM                           30,317                  36,112           128,523               114,016

EXTRAORDINARY GAIN - DISCONTINUANCE   OF SFAS 71
(INCLUSIVE OF TAX BENEFIT   OF $7,872,000)
                                                          -                       -                 -                       8,938
                                                          -------                 -------           -------                 -----

NET INCOME                                                 30,317                  36,112           128,523               122,954

PREFERRED STOCK
  DIVIDEND REQUIREMENTS                                       502                     750             1,508                 2,015
                                                              ---                     ---             -----                 -----

EARNINGS APPLICABLE TO
  COMMON STOCK                                         $   29,815              $   35,362        $  127,015            $  120,939
                                                       ==========-             ==========        ==========            ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                                          2001                    2000              2001                     2000
                                                          ----                    ----              ----                     ----
                                                                                  (in thousands)
NET INCOME                                                $30,317                  $36,112          $128,523                $122,954
OTHER COMPREHENSIVE INCOME
    Foreign Currency Exchange Rate Hedge                      673                  -                      44                 -
                                                              ---                  -------                --                 -

COMPREHENSIVE INCOME                                      $30,990                  $36,112          $128,567                $122,954
                                                          =======                  =======          ========                ========

The common  stock of the Company is wholly  owned by AEP. See Notes to Financial
Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                           2001                     2000            2001                     2000
                                                           ----                     ----            ----                     ----
                                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD                              $152,987               $198,126         $120,584                $175,854

NET INCOME                                                    30,317                 36,112          128,523                 122,954

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                             32,399                 31,653           97,196                  94,959
    Cumulative Preferred Stock                                   361                    375            1,082                   1,425
  Capital Stock Expense                                          141                    375              426                     589
                                                                 ---                    ---              ---                     ---

BALANCE AT END OF PERIOD                                    $150,403               $201,835         $150,403                $201,835
                                                            ========               ========         ========                ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30, 2001          December 31, 2000
                                                                                   ------------------          -----------------
                                                                                                       (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                             $2,072,425                   $2,058,952
   Transmission                                                                            1,214,697                    1,177,079
   Distribution                                                                            1,862,101                    1,816,925
   General                                                                                   258,285                      254,371
   Construction Work in Progress                                                             151,705                      110,951
                                                                                             -------                      -------
        Total Electric Utility Plant                                                       5,559,213                    5,418,278
   Accumulated Depreciation and Amortization                                               2,271,949                    2,188,796
                                                                                           ---------                    ---------
NET ELECTRIC UTILITY PLANT                                                                 3,287,264                    3,229,482
                                                                                           ---------                    ---------

OTHER PROPERTY AND INVESTMENTS                                                                55,992                       56,967
                                                                                              ------                       ------

LONG-TERM ENERGY TRADING CONTRACTS                                                           370,807                      322,688
                                                                                             -------                      -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                  28,766                        5,847
   Advances to Affiliates                                                                    -                              8,387
   Accounts Receivable:
      Customers                                                                              132,169                      243,298
      Affiliated Companies                                                                    68,088                       63,919
      Miscellaneous                                                                           17,285                       16,179
      Allowance for Uncollectible Accounts                                                    (1,868)                      (2,588)
   Fuel - at average cost                                                                     47,862                       39,076
   Materials and Supplies - at average cost                                                   60,891                       57,515
   Accrued Utility Revenues                                                                   19,844                       66,499
   Energy Trading Contracts                                                                  918,417                    2,036,001
   Prepayments                                                                                13,364                        6,307
                                                                                              ------                        -----
TOTAL CURRENT ASSETS                                                                       1,304,818                    2,540,440
                                                                                           ---------                    ---------

REGULATORY ASSETS                                                                            439,075                      447,750
                                                                                             -------                      -------

DEFERRED CHARGES                                                                              26,940                       48,826
                                                                                              ------                       ------

TOTAL ASSETS                                                                              $5,484,896                   $6,646,153
                                                                                          ==========                   ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                                                        $  260,458                $  260,458
   Paid-in Capital                                                                              715,644                   715,218
   Accumulated Other Comprehensive Income                                                            44                   -
   Retained Earnings                                                                            150,403                   120,584
                                                                                                -------                   -------
        Total Common Shareowner's Equity                                                      1,126,549                 1,096,260
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                        17,790                    17,790
      Subject to Mandatory Redemption                                                            10,860                    10,860
   Long-term Debt                                                                             1,506,285                 1,430,812
                                                                                              ---------                 ---------

           TOTAL CAPITALIZATION                                                               2,661,484                 2,555,722
                                                                                              ---------                 ---------

OTHER NONCURRENT LIABILITIES                                                                     89,099                   105,883
                                                                                                 ------                   -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                            50,007                   175,006
   Short-term Debt                                                                              -                         191,495
   Advances from Affiliates                                                                     209,538                   -
   Accounts Payable - General                                                                   139,439                   153,422
   Accounts Payable - Affiliated Companies                                                       86,989                   107,556
   Taxes Accrued                                                                                 77,888                    63,258
   Customer Deposits                                                                             17,225                    12,612
   Interest Accrued                                                                              40,659                    21,555
   Energy Trading Contracts                                                                     863,309                 2,091,804
   Other                                                                                         80,355                    85,378
                                                                                                 ------                    ------

           TOTAL CURRENT LIABILITIES                                                          1,565,409                 2,902,086
                                                                                              ---------                 ---------

DEFERRED INCOME TAXES                                                                           720,630                   682,474
                                                                                                -------                   -------

DEFERRED INVESTMENT TAX CREDITS                                                                  39,775                    43,093
                                                                                                 ------                    ------

LONG-TERM ENERGY TRADING CONTRACTS                                                              319,544                   259,438
                                                                                                -------                   -------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                      88,955                    97,457
                                                                                                 ------                    ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                         $5,484,896                $6,646,153
                                                                                             ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                        2001                    2000
                                                                        ----                    ----
                                                                                  (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                         $ 128,523                $ 122,954
   Adjustments for Noncash Items:
      Depreciation and Amortization                                     134,034                  120,119
      Deferred Federal Income Taxes                                      27,227                   14,059
      Deferred Investment Tax Credits                                    (3,318)                  (3,446)
      Deferred Power Supply Costs (net)                                     131                  (80,232)
      Amortization of Deferred Property Taxes                            13,480                   13,051
      Extraordinary Gain - Discontinuance of SFAS 71                    -                         (8,938)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         105,134                  (99,426)
      Fuel, Materials and Supplies                                      (12,162)                   8,919
      Accrued Utility Revenues                                           46,655                   12,948
      Accounts Payable                                                  (34,550)                 101,571
      Taxes Accrued                                                      14,630                   14,084
      Interest Accrued                                                   19,104                   16,345
   Net Change in Energy Trading Contracts                               (98,924)                 (13,446)
   Rate Stabilization Deferral                                          -                         75,601
   Other (net)                                                          (10,782)                 (24,757)
                                                                        -------                  -------
           Net Cash Flows From Operating Activities                     329,182                  269,406
                                                                        -------                  -------

INVESTING ACTIVITIES:
      Construction Expenditures                                        (185,185)                (132,290)
      Proceeds from Sale of Property                                      1,182                      160
                                                                          -----                      ---
           Net Cash Flows Used For Investing Activities                (184,003)                (132,130)
                                                                       --------                 --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                        124,588                   74,788
      Change in Short-term Debt (net)                                  (191,495)                 (23,455)
      Change in Advance from Affiliates (net)                           217,925                   (8,626)
      Retirement of Cumulative Preferred Stock                          -                         (9,905)
      Retirement of Long-term Debt                                     (175,000)                (131,202)
      Dividends Paid on Common Stock                                    (97,196)                 (94,959)
      Dividends Paid on Cumulative Preferred Stock                       (1,082)                  (1,578)
                                                                         ------                   ------
           Net Cash Flows Used For Financing Activities                (122,260)                (194,937)
                                                                       --------                 --------

Net Increase (Decrease) in Cash and Cash Equivalents                     22,919                  (57,661)
Cash and Cash Equivalents at Beginning of Period                          5,847                   64,828
                                                                          -----                   ------
Cash and Cash Equivalents at End of Period                           $   28,766                $   7,167
                                                                     ==========                =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $70,286,000  and
$75,938,000  and for income taxes was  $21,521,000  and  $30,503,000 in 2001 and
2000,  respectively.  Noncash  acquisitions under capital leases were $2,576,000 and $11,312,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of generation, retail electricity sales, power marketing and trading of electricity; and energy delivery, which consists of transmission and distribution services. Since the merger of AEP and CSW in June 2000, we participate in the AEP System's power marketing and trading activities.
         Third quarter net income decreased $6 million or 7% while year-to-date net income increased $6 million or 3%. The lower third quarter net income was due to weak performance from marketing and trading. Year-to-date net income increased primarily from our participation in AEP's power marketing and trading operations during the first half of 2001 compared with 2000 when we did not share in AEP's power marketing and trading.

                                                                 Increase (Decrease)
                                                      Third Quarter                     Year-to-Date
                                                (in millions)        %           (in millions)           %
                                                -------------        -           -------------           -
Operating Revenues                                      $440       55                    $938          61
Fuel Expense                                             (60)     (33)                      9           2
Purchased Power Expense                                  526      195                     906         278
Other Operation Expense                                  (28)     (27)                     (6)         (3)
Maintenance                                                1        8                       4          10
Depreciation and Amortization                             (9)     (21)                     (8)         (6)
Taxes Other Than Federal Income Taxes                      21     107                      25          43
Federal Income Taxes                                      (3)      (7)                      4           4
Nonoperating Income                                        3      333                     -           -

         The significant increase in revenues for the quarter resulted from increased trading volumes of the wholesale business. In the year-to-date period, the increase in revenues is also attributable to our participation in AEP's power marketing and trading operations and higher fuel related revenues due to increased costs of fuel and purchased power.
         Fuel expense decreased for the quarter primarily due to a significant decrease in the average unit cost of fuel as a result of lower spot market natural gas prices. Year-to-date fuel expense was up due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices in the first and second quarters.
         The substantial rise in purchased power expense for both the quarter and year-to-date periods was attributable to our participation in AEP's power marketing and trading operation.
         Other operation expense for the quarter decreased due primarily to a decrease in transmission expenses. Additionally, production expenses were down due to decreased power trading incentive compensation expense.

         Maintenance for the quarter increased due to the preparatory expenses for an October STP Unit 1 nuclear refueling outage. A nuclear refueling outage for STP Unit 2 between March 7 and April 2, 2001 also contributed to the increase in year-to-date maintenance expense. STP Unit 1 completed its refueling outage and returned to service October 25, 2001.
         The decrease in depreciation and amortization expense for the quarter is due primarily to lower excess earnings provisions under Texas Restructuring Legislation. Year-to-date depreciation and amortization expense also decreased due to accelerated ECOM depreciation on STP ceasing in July 2000.
         Taxes other than federal income taxes increased due primarily to an increase in franchise related taxes, including a settlement of disputed franchise fees (see Note 8), and Texas assessment taxes, a new tax levied by the PUCT.
         Federal income taxes attributable to operations decreased for the quarter and increased for the year-to-date period due to a decrease and increase, respectively, in pre-tax operating income.
         Nonoperating income for the quarter increased due to interest income on underrecovered fuel costs and was partially offset by a decrease in interest income on the Decommissioning Trust Fund.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended September 30,               Nine Months Ended September 30,
                                                     2001                 2000             2001                     2000
                                                     ----                 ----             ----                     ----
                                                                            (in thousands)
OPERATING REVENUES                                 $1,235,941             $795,794        $2,487,852             $1,550,033
                                                   ----------             --------        ----------             ----------

OPERATING EXPENSES:
   Fuel                                               121,933              181,827           420,965                412,065
   Purchased Power                                    795,448              269,823         1,230,786                325,179
   Other Operation                                     73,543              101,116           224,803                230,725
   Maintenance                                         13,827               12,780            49,109                 44,676
   Depreciation and Amortization                       33,257               41,970           129,235                137,055
   Taxes Other Than Federal Income Taxes               40,735               19,717            81,934                 57,173
   Federal Income Taxes                                44,600               47,908            91,919                 88,140
                                                       ------               ------            ------                 ------

           TOTAL OPERATING EXPENSES                 1,123,343              675,141         2,228,751              1,295,013
                                                    ---------              -------         ---------              ---------

OPERATING INCOME                                      112,598              120,653           259,101                255,020

NONOPERATING INCOME (LOSS)                              3,540                  818             3,638                  3,180
                                                        -----                  ---             -----                  -----

INCOME BEFORE INTEREST CHARGES                        116,138              121,471           262,739                258,200

INTEREST CHARGES                                       32,436               31,497            91,488                 92,534
                                                       ------               ------            ------                 ------

NET INCOME                                             83,702               89,974           171,251                165,666

PREFERRED STOCK DIVIDEND   REQUIREMENTS
                                                           60                   60               181                    181
                                                           --                   --               ---                    ---

EARNINGS APPLICABLE TO COMMON STOCK                   $ 83,642            $ 89,914        $  171,070               $165,485
                                                      ========            ========        ==========               ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)


                                   Three Months Ended September 30,               Nine Months Ended September 30,
                                             2001                 2000             2001                     2000
                                             ----                 ----             ----                     ----
                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD                $805,619            $756,465        $792,219                   $758,894
NET INCOME                                      83,702              89,974         171,251                    165,666

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                               37,015              39,000         111,043                    117,000
    Preferred Stock                                 60                  61             181                        182
                                                    --                  --             ---                        ---

BALANCE AT END OF PERIOD                      $852,246            $807,378        $852,246                   $807,378
                                              ========            ========        ========                   ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       September 30, 2001      December 31, 2000
                                                                                       ------------------      -----------------
                                                                                                     (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                                 $3,165,533               $3,175,867
   Transmission                                                                                  646,264                  581,931
   Distribution                                                                                1,272,057                1,221,750
   General                                                                                       244,803                  237,764
   Construction Work in Progress                                                                 164,633                  138,273
   Nuclear Fuel                                                                                  245,745                  236,859
                                                                                                 -------                  -------
        Total Electric Utility Plant                                                           5,739,035                5,592,444
   Accumulated Depreciation and Amortization                                                   2,395,951                2,297,189
                                                                                               ---------                ---------
NET ELECTRIC UTILITY PLANT                                                                     3,343,084                3,295,255
                                                                                               ---------                ---------

OTHER PROPERTY AND INVESTMENTS                                                                    47,099                   44,225
                                                                                                  ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                86,270                   66,231
                                                                                                  ------                   ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                       6,706                   14,253
   Accounts Receivable:
      Customers                                                                                   74,642                   67,787
      Affiliated Companies                                                                        13,295                   31,272
      Allowance for Uncollectible Accounts                                                          (447)                  (1,675)
   Fuel Inventory - at LIFO cost                                                                  36,111                   22,842
   Materials and Supplies - at average cost                                                       55,700                   53,108
   Under-recovered Fuel Costs                                                                     10,822                  127,295
   Energy Trading Contracts                                                                      314,177                  481,206
   Prepayments and Other Current Assets                                                            4,357                    3,014
                                                                                                   -----                    -----
TOTAL CURRENT ASSETS                                                                             515,363                  799,102
                                                                                                 -------                  -------

REGULATORY ASSETS                                                                                234,038                  202,440
                                                                                                 -------                  -------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION                                                  953,249                  953,249
                                                                                                 -------                  -------

NUCLEAR DECOMMISSIONING TRUST FUND                                                                91,859                   93,592
                                                                                                  ------                   ------

DEFERRED CHARGES                                                                                  21,367                   18,402
                                                                                                  ------                   ------

TOTAL ASSETS                                                                                  $5,292,329               $5,472,496
                                                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 6,755,535 Shares                                                         $  168,888                $  168,888
   Paid-in Capital                                                                              405,000                   405,000
   Retained Earnings                                                                            852,246                   792,219
                                                                                                -------                   -------
        Total Common Shareowner's Equity                                                      1,426,134                 1,366,107
   Preferred Stock                                                                                5,967                     5,967
   CPL - Obligated, Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated Debentures of CPL                      136,250                   148,500
   Long-term Debt                                                                               942,865                 1,254,559
                                                                                                -------                 ---------

           TOTAL CAPITALIZATION                                                               2,511,216                 2,775,133
                                                                                              ---------                 ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                           511,700                   200,000
   Advances from Affiliates                                                                      57,722                   269,712
   Accounts Payable - General                                                                   125,578                   128,957
   Accounts Payable - Affiliated Companies                                                       14,118                    40,962
   Taxes Accrued                                                                                219,657                    55,526
   Interest Accrued                                                                              23,339                    26,217
   Energy Trading Contracts                                                                     314,346                   489,888
   Other                                                                                         46,712                    40,630
                                                                                                 ------                    ------

           TOTAL CURRENT LIABILITIES                                                          1,313,172                 1,251,892
                                                                                              ---------                 ---------

DEFERRED INCOME TAXES                                                                         1,186,803                 1,242,797
                                                                                              ---------                 ---------

DEFERRED INVESTMENT TAX CREDITS                                                                 124,194                   128,100
                                                                                                -------                   -------

LONG-TERM ENERGY TRADING CONTRACTS                                                               87,095                    65,740
                                                                                                 ------                    ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                      69,849                     8,834
                                                                                                 ------                     -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                         $5,292,329                $5,472,496
                                                                                             ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   Nine Months Ended September 30,
                                                                                         2001                2000
                                                                                         ----                ----
                                                                                                (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                          $ 171,251            $ 165,666
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                      129,235              137,055
      Deferred Federal Income Taxes                                                      (50,506)              14,529
      Deferred Investment Tax Credits                                                     (3,905)              (3,905)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                            9,894              (30,689)
      Fuel, Materials and Supplies                                                       (15,861)               5,829
      Fuel Recovery                                                                      116,473              (89,733)
      Accounts Payable                                                                   (30,223)              80,539
      Taxes Accrued                                                                      164,131               30,147
      Transmission Coordination Agreement Settlement                                     -                     15,519
   Deferred Property Taxes                                                                (8,063)             -
   Other (net)                                                                             4,257                3,396
                                                                                           -----                -----
           Net Cash Flows From Operating Activities                                      486,683              328,353
                                                                                         -------              -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                         (158,191)            (137,053)
      Other                                                                                 (354)             -
                                                                                            ----              -------
           Net Cash Flows Used For Investing Activities                                 (158,545)            (137,053)
                                                                                        --------             --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                         -                    149,413
      Retirement of Long-term Debt                                                       -                   (100,000)
      Reacquisition of Long-term Debt                                                    -                    (50,000)
      Reacquisition of Trust Preferred Securities                                        (12,471)              (1,440)
      Change in Advances from Affiliates (net)                                          (211,990)            (123,836)
      Special Deposit for Reacquisitions of Long-term Debt                               -                     50,000
      Dividends Paid on Common Stock                                                    (111,043)            (117,000)
      Dividends Paid on Cumulative Preferred Stock                                          (181)                (188)
                                                                                            ----                 ----
           Net Cash Flows Used For Financing Activities                                 (335,685)            (193,051)
                                                                                        --------             --------

Net Decrease in Cash and Cash Equivalents                                                 (7,547)              (1,751)
Cash and Cash Equivalents at Beginning of Period                                          14,253                7,995
                                                                                          ------                -----
Cash and Cash Equivalents at End of Period                                             $   6,706            $   6,244
                                                                                       =========            =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $80,612,000  and
$81,211,000  and for income taxes was  $11,939,000  and  $48,141,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Net income increased $25 million or 62% in the third quarter of 2001 due to the effect of a prior period $25 million extraordinary loss. Income before extraordinary item for the third quarter of 2001 was flat. Net income increased $21 million or 20% and income before extraordinary item increased $22 million or 17% for the year-to-date period, due to the strength and growth of the wholesale business during the first half of 2001.
        Income statement line items which changed significantly were:

                                                                  Increase (Decrease)
                                                      Third Quarter                    Year-to-Date
                                               (in millions)        %              (in millions)    %
                                               -------------        -              -------------    -
Operating Revenues                                      $337         35                 $1,010       40
Fuel Expense                                              (8)       (15)                    (8)      (5)
Purchased Power Expense                                  343         52                   960        55
Other Operation Expense                                  -           -                     14         9
Maintenance Expense                                       (4)       (20)                    2         4
Depreciation and Amortization                              7         29                    21        28
Taxes Other Than Federal Income Taxes                      5         17                     8         8
Nonoperating Income                                        6        N.M.                    8       N.M.
Extraordinary Loss                                       (25)       N.M.                    1         5

N.M. = Not Meaningful

        The significant increase in revenues for the quarter is due to an 86% increase in trading volume partially offset by lower wholesale electricity prices. The significant year-to-date increase is due to a 41% increase in wholesale trading volume and an increase in wholesale electricity prices due to changes in market conditions. Expansion of the wholesale business' trading operation and greater liquidity in the market place resulted in an increase in the number of forward electricity purchase and sales contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory).
        Fuel expense of the wholesale business decreased due to a decrease in net generation partially offset by an increase in the average unit price of fuel and the discontinuance of deferred fuel accounting effective January 1, 2001 because of deregulation. In 2000 fuel expense included charges for the amortization of previously deferred fuel costs. The amortization was concurrent with recovery through fuel clause revenues.
        For the quarter the increase in the wholesale business' purchased power expense is attributable to an increase in trading volume offset by a decrease in wholesale electricity prices. For the year-to-date period the increase was attributable to increases in trading volume and wholesale electricity prices

        Other operation expense increased year-to-date due to increases in uncollectible accounts, factored customer accounts receivable expenses, the effect of gains in 2000 from the disposition of emission allowances, higher power trading expenses and trading incentive compensation and energy delivery severance accruals.
        For the quarter, maintenance expenses decreased due to boiler overhauls and maintenance of overhead energy delivery lines completed in the prior period.
        The commencement of the amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity under Ohio deregulation accounted for the increase in depreciation and amortization expense.
        The increase in taxes other than income taxes is due to a new state excise tax which produces a larger tax than the gross receipts tax it replaced.
        The increase in nonoperating income was due to an increase in net gains from the wholesale business' trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures and swaps).
        In the second quarter of 2001 we recorded an extraordinary loss of $26 million net of tax to write-off prepaid Ohio excise taxes stranded by Ohio deregulation (see Note 2). The application of regulatory accounting for generation was discontinued in September 2000 which resulted in an after tax extraordinary loss of $25 million.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                            2001                    2000            2001                     2000
                                                            ----                    ----            ----                     ----
                                                                                     (in thousands)
OPERATING REVENUES                                           $1,297,704            $960,837        $3,532,372            $2,522,474
                                                             ----------            --------        ----------            ----------

OPERATING EXPENSES:
   Fuel                                                          42,702              50,452           132,100               139,781
   Purchased Power                                            1,003,135             660,438         2,720,906             1,760,551
   Other Operation                                               58,398              57,940           167,456               153,561
   Maintenance                                                   15,254              18,991            53,763                51,915
   Depreciation and Amortization                                 32,352              25,091            95,213                74,531
   Taxes Other Than Federal Income Taxes                         36,473              31,079           101,289                93,640
   Federal Income Taxes                                          32,470              33,284            69,899                70,011
                                                                 ------              ------            ------                ------

           TOTAL OPERATING EXPENSES                           1,220,784             877,275         3,340,626             2,343,990
                                                              ---------             -------         ---------             ---------

OPERATING INCOME                                                 76,920              83,562           191,746               178,484

NONOPERATING INCOME (LOSS)                                        5,269                (683)           11,753                 3,498
                                                                  -----                ----            ------                 -----

INCOME BEFORE INTEREST CHARGES                                   82,189              82,879           203,499               181,982

INTEREST CHARGES                                                 16,871              17,337            53,092                53,634
                                                                 ------              ------            ------                ------

INCOME BEFORE EXTRAORDINARY ITEM                                 65,318              65,542           150,407               128,348

EXTRAORDINARY LOSS - EFFECTS OF
  DEREGULATION - net of tax (Note 2)                            -                   (25,236)          (26,407)              (25,236)
                                                                ------              -------           -------               -------

NET INCOME                                                       65,318               40,306          124,000               103,112

PREFERRED STOCK DIVIDEND   REQUIREMENTS
                                                                    244                  416              847                 1,481
                                                                    ---                  ---              ---                 -----

EARNINGS APPLICABLE TO
  COMMON STOCK                                               $   65,074           $   39,890       $  123,153            $  101,631
                                                             ==========           ==========       ==========            ==========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                            2001                  2000              2001                     2000
                                                            ----                  ----              ----                     ----
                                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD                               $115,243              $261,024         $ 99,069                $246,584
NET INCOME                                                     65,318                40,306          124,000                 103,112
DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                              20,738               169,650           62,214                 216,950
    Cumulative Preferred Stock                                    175                   263              700                   1,138
  Capital Stock Expense                                           255                   250              762                     441
                                                                  ---                   ---              ---                     ---
BALANCE AT END OF PERIOD                                     $159,393              $131,167         $159,393                $131,167
                                                             ========              ========         ========                ========

The common  stock of the Company is wholly  owned by AEP. See Notes to Financial
Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30, 2001          December 31, 2000
                                                                                   ------------------          -----------------
                                                                                                   (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                              $1,576,522                  $1,564,254
   Transmission                                                                               396,871                     360,302
   Distribution                                                                             1,142,740                   1,096,365
   General                                                                                    146,720                     156,534
   Construction Work in Progress                                                               78,922                      89,339
                                                                                               ------                      ------
        Total Electric Utility Plant                                                        3,341,775                   3,266,794
   Accumulated Depreciation and Amortization                                                1,358,623                   1,299,697
                                                                                            ---------                   ---------
NET ELECTRIC UTILITY PLANT                                                                  1,983,152                   1,967,097
                                                                                            ---------                   ---------

OTHER PROPERTY AND INVESTMENTS                                                                 41,944                      39,848
                                                                                               ------                      ------

LONG-TERM ENERGY TRADING CONTRACTS                                                            227,288                     172,167
                                                                                              -------                     -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                   23,019                      11,600
   Accounts Receivable:
      Customers                                                                                52,491                      73,711
      Affiliated Companies                                                                     77,952                      49,591
      Miscellaneous                                                                            14,920                      18,807
      Allowance for Uncollectible Accounts                                                       (659)                       (659)
   Fuel - at average cost                                                                       22,137                     13,126
   Materials and Supplies - at average cost                                                     38,063                     38,097
   Accrued Utility Revenues                                                                      4,509                      9,638
   Energy Trading Contracts                                                                    562,351                  1,085,989
   Prepayments and Other Current Assets                                                         30,919                     46,735
                                                                                                ------                     ------
TOTAL CURRENT ASSETS                                                                           825,702                  1,346,635
                                                                                               -------                  ---------

REGULATORY ASSETS                                                                              266,273                    291,553
                                                                                               -------                    -------

DEFERRED CHARGES                                                                                26,769                     77,634
                                                                                                ------                     ------

TOTAL ASSETS                                                                                $3,371,128                 $3,894,934
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30, 2001          December 31, 2000
                                                                                   ------------------          -----------------
                                                                                                    (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares                                                       $   41,026                $   41,026
   Paid-in Capital                                                                             574,115                   573,354
   Retained Earnings                                                                           159,393                    99,069
                                                                                               -------                    ------
        Total Common Shareowner's Equity                                                       774,534                   713,449
   Cumulative Preferred Stock - Subject to Mandatory Redemption                                 10,000                    15,000
   Long-term Debt                                                                              623,579                   899,615
                                                                                               -------                   -------

           TOTAL CAPITALIZATION                                                              1,408,113                 1,628,064
                                                                                             ---------                 ---------

OTHER NONCURRENT LIABILITIES                                                                    39,175                    47,584
                                                                                                ------                    ------

CURRENT LIABILITIES:
   Affiliated Long-term Debt Due Within One Year                                               200,000                   -
   Advances from Affiliates                                                                    140,154                    88,732
   Accounts Payable - General                                                                   85,911                    89,846
   Accounts Payable - Affiliated Companies                                                      83,276                    72,493
   Taxes Accrued                                                                               134,068                   162,904
   Interest Accrued                                                                             15,845                    13,369
   Energy Trading Contracts                                                                    529,145                 1,115,967
   Other                                                                                        45,437                    60,701
                                                                                                ------                    ------

           TOTAL CURRENT LIABILITIES                                                         1,233,836                 1,604,012
                                                                                             ---------                 ---------

DEFERRED INCOME TAXES                                                                          435,290                   422,759
                                                                                               -------                   -------

DEFERRED INVESTMENT TAX CREDITS                                                                 38,726                    41,234
                                                                                                ------                    ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                     20,006                    12,861
                                                                                                ------                    ------

LONG-TERM ENERGY TRADING CONTRACTS                                                             195,982                   138,420
                                                                                               -------                   -------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                        $3,371,128                $3,894,934
                                                                                            ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Nine Months Ended September 30,
                                                                                                        2001                2000
                                                                                                        ----                ----
                                                                                                            (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                                          $124,000           $103,112
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                                      78,739             74,945
      Amortization of Transition Assets                                                                  17,455             -
      Deferred Federal Income Taxes                                                                      23,527              7,945
      Deferred Investment Tax Credits                                                                    (2,508)            (2,541)
      Amortization of Deferred Property Taxes                                                            53,168             50,130
      Extraordinary Loss                                                                                 26,407             25,236
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                                          (3,254)             3,511
      Fuel, Materials and Supplies                                                                       (8,977)               407
      Accrued Utility Revenues                                                                            5,129             40,080
      Prepayments and Other Current Assets                                                               15,816             (3,500)
      Accounts Payable                                                                                    6,848             87,706
      Taxes Accrued                                                                                     (28,836)           (35,879)
      Interest Accrued                                                                                    2,476             10,505
   Energy Trading Contracts (net)                                                                       (60,743)            (8,619)
   Other (net)                                                                                          (40,658)            (1,757)
                                                                                                        -------             ------
           Net Cash Flows From Operating Activities                                                     208,589            351,281
                                                                                                        -------            -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                                        (110,631)           (91,122)
      Proceeds from Sale of Property                                                                     10,673                992
                                                                                                         ------                ---
           Net Cash Flows Used For Investing Activities                                                 (99,958)           (90,130)
                                                                                                        --------           -------

FINANCING ACTIVITIES:
      Proceeds from Issuance of Affiliated Long-term Debt                                               200,000            -
      Change in Advances from Affiliates (net)                                                           51,422             43,970
      Change in Short-term Debt (net)                                                                   -                  (45,500)
      Retirement of Cumulative Preferred Stock                                                           (5,000)           (10,000)
      Retirement of Long-term Debt                                                                     (280,632)           (25,274)
      Dividends Paid on Common Stock                                                                    (62,214)          (216,950)
      Dividends Paid on Cumulative Preferred Stock                                                         (788)            (1,312)
                                                                                                           ----             ------
           Net Cash Flows Used For Financing Activities                                                 (97,212)          (255,066)
                                                                                                        -------           --------

Net Increase in Cash and Cash Equivalents                                                                11,419              6,085
Cash and Cash Equivalents at Beginning of Period                                                         11,600              5,107
                                                                                                         ------              -----
Cash and Cash Equivalents at End of Period                                                             $ 23,019          $  11,192
                                                                                                       ========          =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $49,126,000  and
$40,411,000  and for income taxes was  $17,579,000  and  $42,007,000 in 2001 and
2000,  respectively.  Noncash  acquisitions under capital leases were $1,019,000 and $4,043,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

                 We have two businesses: wholesale which consists of generation, regulated retail power sales and wholesale power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
               Net income increased $10 million in the quarter and $145 million in the year-to-date period primarily due to the return to service of both of I&M's Cook Plant nuclear units in June and December 2000.
               Income statement line items which changed significantly were:

                                                                         Increase (Decrease)
                                                            Third Quarter                      Year-to-Date
                                                         (in millions)         %          (in millions)           %
                                                         -------------         -          -------------           -
        Operating Revenues                                       $342        32                 $1,173          42
        Fuel Expense                                                3         6                     36          24
        Purchased Power Expense                                   360        51                  1,073          56
        Other Operation Expense                                   (17)      (12)                   (94)        (22)
        Maintenance Expense                                       (22)      (40)                   (73)        (44)
        Depreciation and Amortization                               2         6                      7           6
        Taxes Other Than Federal Income Taxes                       2        14                      9          18
        Federal Income Taxes                                        3        37                     72         N.M.
        Nonoperating Income                                         2       147                      8         168
        Interest Charges                                            1         2                      5           7

        N.M. = Not Meaningful

                  Operating revenues for the third quarter increased due to increased wholesale sales while average wholesale prices declined. The significant increase in operating revenues in the year-to-date period resulted from increased wholesale volumes and prices. I&M's share of the AEP System's sales to and forward trades with other utility systems and power marketers and sales to the AEP Power Pool rose in 2001. The number of forward electricity contracts made in AEP System's traditional marketing area (up to two transmission systems from the AEP System's service territory) grew due to the expansion of our trading operation and increased liquidity in the markets. Changes in wholesale prices reflect market conditions. With the return to service of the nuclear units in 2000, I&M's available generation increased resulting in additional wholesale power sales to the AEP Power Pool in 2001.
                 Fuel expense  increased  primarily due to increased  generation reflecting the return to service of the nuclear units following the extended outage.

                 The increase in purchased power expense resulted mainly from increases in wholesale prices and sales and trading volume in the year-to-date period. During the third quarter, a decline in average prices, reflecting market conditions, partly offset the volume increase.
                 Other operation and maintenance expenses decreased primarily due to the cessation of expenses related to work for the 2000 restart of the Cook Plant units.
                 The increase in depreciation and amortization charges reflects increased generation and distribution plant investments and amortization of deferred merger costs.
                 Taxes other than federal income taxes and federal income tax expense attributable to operations increased primarily due to increases in pre-tax operating income.
                 The increase in nonoperating income reflects an increase in net gains from trading transactions outside the AEP System's traditional marketing area and speculative financial transactions (options, futures and swaps).
                 Interest charges increased due to lower amounts of interest being capitalized as part of plant construction costs.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended September 30,               Nine Months Ended September 30,
                                                   2001                   2000              2001                     2000
                                                   ----                   ----              ----                     ----
                                                                            (in thousands)

OPERATING REVENUES                                 $1,402,178           $1,060,654            $3,953,590            $2,780,510
                                                   ----------           ----------            ----------            ----------

OPERATING EXPENSES:
   Fuel                                                59,535               56,338               183,999               148,042
   Purchased Power                                  1,070,889              710,605             2,978,930             1,905,531
   Other Operation                                    122,809              139,375               330,369               424,254
   Maintenance                                         31,913               53,596                91,594               164,821
   Depreciation and Amortization                       41,172               38,951               122,735               115,661
   Taxes Other Than Federal Income Taxes               19,574               17,156                60,222                51,152
   Federal Income Tax Expense (Credit)                 11,777                8,577                41,194               (31,157)
                                                       ------                -----                ------               -------

           TOTAL OPERATING EXPENSES                 1,357,669            1,024,598             3,809,043             2,778,304
                                                    ---------            ---------             ---------             ---------

OPERATING INCOME                                       44,509               36,056               144,547                 2,206

NONOPERATING INCOME                                     3,320                1,344                12,176                 4,546
                                                        -----                -----                ------                 -----

INCOME BEFORE INTEREST CHARGES                         47,829               37,400               156,723                 6,752

INTEREST CHARGES                                       22,765               22,210                71,922                67,296
                                                       ------               ------                ------                ------

NET INCOME (LOSS)                                      25,064               15,190                84,801               (60,544)

PREFERRED STOCK   DIVIDENDREQUIREMENTS
                                                        1,155                1,156                 3,466                 3,469
                                                        -----                -----                 -----                 -----

EARNINGS (LOSS) APPLICABLE TO   COMMON STOCK
                                                   $   23,909             $ 14,034            $   81,335            $  (64,013)
                                                   ==========             ========            ==========            ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                           2001                   2000              2001                     2000
                                                           ----                   ----              ----                     ----
                                                                                    (in thousands)
NET INCOME (LOSS)                                           $25,064                $15,190           $84,801               $(60,544)

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge                              (878)                -                (3,700)                 -
                                                               ----                 ------           ------                  ------

COMPREHENSIVE INCOME (LOSS)                                 $24,186                $15,190          $81,101                $(60,544)
                                                            =======                =======          =======                ========

The common stock of I&M is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended September 30,               Nine Months Ended September 30,
                                                 2001                    2000             2001                     2000
                                                 ----                    ----             ----                     ----
                                                                            (in thousands)

BALANCE AT BEGINNING OF PERIOD                      $60,869               $60,930          $ 3,443                 $166,389

NET INCOME (LOSS)                                    25,064                15,190           84,801                  (60,544)

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                                     -                     -                -                       26,290
    Cumulative Preferred Stock                        1,121                 -                3,365                    3,368
  Capital Stock Expense                                  34                    34              101                      101
                                                         --                    --              ---                      ---

BALANCE AT END OF PERIOD                            $84,778               $76,086          $84,778                 $ 76,086
                                                    =======               =======          =======                 ========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                    (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                               $2,751,287                 $2,708,436
   Transmission                                                                                953,699                    945,709
   Distribution                                                                                888,851                    863,736
   General (including nuclear fuel)                                                            216,682                    257,152
   Construction Work in Progress                                                                83,809                     96,440
                                                                                                ------                     ------
        Total Electric Utility Plant                                                         4,894,328                  4,871,473
   Accumulated Depreciation and Amortization                                                 2,402,447                  2,280,521
                                                                                             ---------                  ---------
NET ELECTRIC UTILITY PLANT                                                                   2,491,881                  2,590,952
                                                                                             ---------                  ---------

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL DISPOSAL   TRUST FUNDS
                                                                                               816,169                    778,720
                                                                                               -------                    -------

LONG-TERM ENERGY TRADING CONTRACTS                                                             253,571                    194,947
                                                                                               -------                    -------

OTHER PROPERTY AND INVESTMENTS                                                                 130,955                    131,417
                                                                                               -------                    -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                    27,398                     14,835
   Accounts Receivable:
      Customers                                                                                 69,668                    106,832
      Affiliated Companies                                                                      47,711                     48,706
      Miscellaneous                                                                             30,717                     27,491
      Allowance for Uncollectible Accounts                                                        (734)                      (759)
   Fuel - at average cost                                                                       27,926                     16,532
   Materials and Supplies - at average cost                                                     89,493                     84,471
   Energy Trading Contracts                                                                    637,645                  1,230,041
   Prepayments                                                                                   7,450                      6,066
                                                                                                 -----                      -----
TOTAL CURRENT ASSETS                                                                           937,274                  1,534,215
                                                                                               -------                  ---------

REGULATORY ASSETS                                                                              466,752                    552,140
                                                                                               -------                    -------

DEFERRED CHARGES                                                                                24,298                     36,156
                                                                                                ------                     ------

TOTAL ASSETS                                                                                $5,120,900                 $5,818,547
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                                                        $   56,584                 $   56,584
   Paid-in Capital                                                                             733,173                    733,072
   Accumulated Other Comprehensive Income (Loss)                                                (3,700)                     -
   Retained Earnings                                                                            84,778                      3,443
                                                                                                ------                      -----
        Total Common Shareowner's Equity                                                       870,835                    793,099
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                        8,736                      8,736
      Subject to Mandatory Redemption                                                           64,945                     64,945
   Long-term Debt                                                                            1,152,513                  1,298,939
                                                                                             ---------                  ---------

           TOTAL CAPITALIZATION                                                              2,097,029                  2,165,719
                                                                                             ---------                  ---------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                                                                     587,398                    560,628
   Other                                                                                        96,523                    108,600
                                                                                                ------                    -------

TOTAL OTHER NONCURRENT LIABILITIES                                                             683,921                    669,228
                                                                                               -------                    -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                          200,000                     90,000
   Advances from Affiliates                                                                    214,420                    253,582
   Accounts Payable:
      General                                                                                   87,769                    119,472
      Affiliated Companies                                                                      45,670                     75,486
   Taxes Accrued                                                                               116,196                     68,416
   Interest Accrued                                                                             24,001                     21,639
   Rent Accrued - Rockport Plant Unit 2                                                         23,427                      4,963
   Obligations Under Capital Leases                                                              9,796                    100,848
   Energy Trading Contracts                                                                    591,679                  1,275,097
   Other                                                                                        79,827                     92,107
                                                                                                ------                     ------

           TOTAL CURRENT LIABILITIES                                                         1,392,785                  2,101,610
                                                                                             ---------                  ---------

DEFERRED INCOME TAXES                                                                          465,565                    487,945
                                                                                               -------                    -------

DEFERRED INVESTMENT TAX CREDITS                                                                108,169                    113,773
                                                                                               -------                    -------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                                         78,519                     81,299
                                                                                                ------                     ------

LONG-TERM ENERGY TRADING CONTRACTS                                                             214,683                    156,736
                                                                                               -------                    -------

DEFERRED CREDITS                                                                                80,229                     42,237
                                                                                                ------                     ------

CONTINGENCIES (Note 8)

                TOTAL CAPITALIZATION AND LIABILITIES                                        $5,120,900                 $5,818,547
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                            2001                    2000
                                                                                            ----                    ----
                                                                                                   (in thousands)
OPERATING ACTIVITIES:
   Net Income (Loss)                                                                          $  84,801           $  (60,544)
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                             124,993              122,345
      Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses (net)               (224)               4,830
      Unrecovered Fuel and Purchased Power Costs                                                 28,126               28,126
      Amortization of Nuclear Outage Costs                                                       30,000               30,000
      Deferred Federal Income Taxes                                                              (6,517)             (25,619)
      Deferred Investment Tax Credits                                                            (5,604)              (5,660)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                                  34,908                23,303
      Fuel, Materials and Supplies                                                              (16,416)               (6,304)
      Accrued Utility Revenues                                                                  -                      44,428
      Accounts Payable                                                                          (61,519)               47,236
      Taxes Accrued                                                                              47,780               (48,970)
      Rent Accrued - Rockport Plant Unit 2                                                       18,464                18,464
   Net Change in Energy Trading Contracts                                                       (91,699)               (4,039)
   Regulatory Liability - Trading Gains                                                          39,040               (10,143)
   Other (net)                                                                                   31,283               (29,211)
                                                                                                 ------               -------
           Net Cash Flows From Operating Activities                                             257,416               128,242
                                                                                                -------               -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                                 (65,312)             (129,799)
      Buyout of Nuclear Fuel Leases                                                             (92,616)                -
      Other                                                                                         524                   587
                                                                                                    ---                   ---
           Net Cash Flows Used For Investing Activities                                        (157,404)             (129,212)
                                                                                               --------              --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                                -                     199,220
      Retirement of Long-term Debt                                                              (44,922)              (48,000)
      Retirement of Cumulative Preferred Stock                                                  -                        (314)
      Change in Short-term Debt (net)                                                           -                    (224,262)
      Change in Advances from Affiliates (net)                                                  (39,162)              113,423
      Dividends Paid on Common Stock                                                            -                     (26,290)
      Dividends Paid on Cumulative Preferred Stock                                               (3,365)               (3,368)
                                                                                                 ------                ------
           Net Cash Flows From (Used For) Financing Activities                                  (87,449)               10,409
                                                                                                -------                ------

Net Increase in Cash and Cash Equivalents                                                        12,563                 9,439
Cash and Cash Equivalents at Beginning of Period                                                 14,835                 3,863
                                                                                                 ------                 -----
Cash and Cash Equivalents at End of Period                                                    $  27,398             $  13,302
                                                                                              =========             =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $67,657,000  and
$57,466,000  and for income taxes was  $13,079,000  and  $43,675,000 in 2001 and
2000,  respectively.  Noncash  acquisitions under capital leases were $1,023,000 and $19,134,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have  two  businesses:  wholesale,  which  consists  of  generation, regulated retail power sales and wholesale power marketing and trading of electricity; and energy delivery, which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Net income decreased $1.4 million or 21% for the quarter and $2.1 million or 12% year-to-date due to a decline in operating income. This decline was primarily attributable to a slowing economy and reduced wholesale energy margins. Income statement line items which changed significantly were:

                                                                   Increase (Decrease)
                                                    Third Quarter                     Year-to-Date
                                                   (in millions)        %           (in millions)           %
                                                   -------------        -           -------------           -
Operating Revenues                                       $126.5       35                  $450.7          48
Fuel Expense                                               (5.8)     (25)                   (5.0)         (9)
Purchased Power Expense                                   131.9       46                   456.3          62
Other Operation Expense                                     1.3        9                     8.0          22
Maintenance Expense                                        (0.1)      (2)                   (4.3)        (21)
Depreciation and Amortization Expense                       0.3        4                     1.2           5
Taxes Other Than Federal Income Taxes                       0.4       17                     1.8          22
Federal Income Taxes                                       (0.4)     (11)                   (1.9)        (23)
Nonoperating Income                                        (0.6)    (234)                    1.5         176
Interest Charges                                           (0.3)      (4)                   (1.6)         (7)

        Increases in operating revenues are a result of increases in power trading activity. Revenues from sales to and forward trades with other utility systems and power marketers rose by 50% and 69% for the quarter and year-to-date periods, respectively. The number of forward electricity contracts grew due to the expansion of trading operations and increased liquidity in the markets. A downward trend in wholesale prices reflected market conditions.
        Fuel expense decreased as a result of credits from profits on trading power. Under the Kentucky commission's fuel clause mechanism, a portion of the profits on wholesale transactions are shared with the customers. This sharing is recognized through credits to fuel expense thus reducing overall fuel expense.
        Purchased power expense for the wholesale business increased due to additional purchases to support the increased sales and trading volume.
        Increases in other operation expense for the quarter were a result of increased trading incentive compensation expense and charges related to severance pay for distribution employees. Increases in year-to-date other operation expense are primarily attributable to trader compensation expenses and decreases in AEP transmission equalization credits. Under the AEP East Region Transmission Agreement, KPCo and certain affiliates share the costs associated with the ownership of their transmission system based upon each company's peak demand and investment. An increase in KPCo's peak demand relative to its affiliates' peak demand was the main reason for the decline in the transmission equalization credits. Other changes contributing to increases in other operation expense include an increase in medical insurance rates, and increases in accounts receivable factoring costs stemming from nine months activity in 2001 versus three months in 2000 when the program was implemented.
        Lower maintenance expense is a result of significant planned maintenance outages incurred at the Big Sandy Plant in year 2000 for which there is no comparable activity in the current year.
        Depreciation and amortization expense increased as a result of additions to property, plant and equipment and the resultant increase in the depreciable basis.
        Federal income tax on operations decreased due to a decline in pre-tax income.
        The quarter to date decrease in nonoperating income was due to losses resulting from power trading activity. The quarterly decrease is mitigated by year-to-date net gains for trading activity and other non-regulated financial market investments.
        Interest charges declined due to lower outstanding debt balances and lower interest rates in 2001.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended September 30,               Nine Months Ended September 30,
                                                2001                      2000                2001                   2000
                                                ----                      ----                ----                   ----
                                                                             (in thousands)

OPERATING REVENUES                                $485,820                 $359,296          $1,384,108              $933,410
                                                  --------                 --------          ----------              --------

OPERATING EXPENSES:
   Fuel                                             17,581                   23,366              52,955                58,039
   Purchased Power                                 420,402                  288,479           1,196,180               739,864
   Other Operation                                  15,430                   14,117              44,628                36,604
   Maintenance                                       5,984                    6,098              16,598                20,903
   Depreciation and Amortization                     8,163                    7,828              24,270                23,107
   Taxes Other Than Federal Income Taxes             2,802                    2,387               9,638                 7,880
   Federal Income Taxes                              2,871                    3,231               6,284                 8,210
                                                     -----                    -----               -----                 -----

           TOTAL OPERATING EXPENSES                473,233                  345,506           1,350,553               894,607
                                                   -------                  -------           ---------               -------

OPERATING INCOME                                    12,587                   13,790              33,555                38,803

NONOPERATING INCOME (LOSS)                           (326)                      243               2,392                   868
                                                     ----                       ---               -----                   ---

INCOME BEFORE INTEREST CHARGES                      12,261                   14,033              35,947                39,671

INTEREST CHARGES                                     6,949                    7,272              20,818                22,409
                                                     -----                    -----              ------                ------

NET INCOME                                        $  5,312                 $  6,761            $ 15,129              $ 17,262
                                                  ========                 ========            ========              ========

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                Three Months Ended September 30,               Nine Months Ended September 30,
                                                     2001                      2000                2001                   2000
                                                     ----                      ----                ----                   ----
                                                                                   (in thousands)
NET INCOME                                           $5,312                     $6,761           $15,129                $17,262

OTHER COMPREHENSIVE INCOME (LOSS)
Cash Flow Interest Rate Hedge                          (618)                    -                 (2,040)                -
                                                       ----                    -------            ------                -------

COMPREHENSIVE INCOME                                 $4,694                     $6,761           $13,089                $17,262
                                                     ======                     ======           =======                =======

The common stock of KPCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                         2001                      2000            2001                     2000
                                         ----                      ----            ----                     ----
                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD             $52,208                 $62,431         $57,513                  $67,110

NET INCOME                                   5,312                   6,761          15,129                   17,262

CASH DIVIDENDS DECLARED:
     Common Stock                            7,561                   7,590          22,683                   22,770
                                             -----                   -----          ------                   ------

BALANCE AT END OF PERIOD                   $49,959                 $61,602         $49,959                  $61,602
                                           =======                 =======         =======                  =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                         (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                               $  270,996                 $  271,107
   Transmission                                                                                370,373                    360,563
   Distribution                                                                                398,792                    387,499
   General                                                                                      65,021                     67,476
   Construction Work in Progress                                                                15,059                     16,419
                                                                                                ------                     ------
        Total Electric Utility Plant                                                         1,120,241                  1,103,064
   Accumulated Depreciation and Amortization                                                   377,938                    360,648
                                                                                               -------                    -------
NET ELECTRIC UTILITY PLANT                                                                     742,303                    742,416
                                                                                               -------                    -------

OTHER PROPERTY AND INVESTMENTS                                                                   6,894                      6,559
                                                                                                 -----                      -----

LONG-TERM ENERGY TRADING CONTRACTS                                                              92,242                     76,657
                                                                                                ------                     ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                     7,909                      2,270
   Accounts Receivable:
      Customers                                                                                 21,684                     34,555
      Affiliated Companies                                                                      22,008                     22,119
      Miscellaneous                                                                              4,119                      6,419
      Allowance for Uncollectible Accounts                                                        (278)                      (282)
   Fuel - at average cost                                                                        7,521                      4,760
   Materials and Supplies - at average cost                                                     15,898                     15,408
   Accrued Utility Revenues                                                                      2,215                      6,500
   Energy Trading Contracts                                                                    226,116                    483,537
   Prepayments and Other                                                                         1,047                        766
                                                                                                 -----                        ---
TOTAL CURRENT ASSETS                                                                           308,239                    576,052
                                                                                               -------                    -------

REGULATORY ASSETS                                                                               97,757                     98,515
                                                                                                ------                     ------

DEFERRED CHARGES                                                                                 9,816                     11,817
                                                                                                 -----                     ------

TOTAL ASSETS                                                                                $1,257,251                 $1,512,016
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      September 30, 2001       December 31, 2000
                                                                                      ------------------       -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                                                          $  50,450               $  50,450
   Paid-in Capital                                                                              158,750                 158,750
   Accumulated Other Comprehensive Income (Loss)                                                 (2,040)                 -
   Retained Earnings                                                                             49,959                  57,513
                                                                                                 ------                  ------
        Total Common Shareowner's Equity                                                        257,119                 266,713
   Long-term Debt                                                                               246,041                 270,880
   Long-term Debt - Affiliated Company                                                           75,000                 -
                                                                                                 ------                 -

           TOTAL CAPITALIZATION                                                                 578,160                 537,593
                                                                                                -------                 -------

OTHER NONCURRENT LIABILITIES                                                                     13,075                  18,348
                                                                                                 ------                  ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                            25,000                  60,000
   Advances from Affiliates                                                                      64,246                  47,636
   Accounts Payable:
      General                                                                                    31,438                  32,043
      Affiliated Companies                                                                       23,673                  37,506
   Customer Deposits                                                                              5,290                   4,389
   Taxes Accrued                                                                                  7,402                  11,885
   Interest Accrued                                                                               6,873                   5,610
   Energy Trading Contracts                                                                     216,755                 496,884
   Other                                                                                         17,514                  14,517
                                                                                                 ------                  ------

           TOTAL CURRENT LIABILITIES                                                            398,191                 710,470
                                                                                                -------                 -------

DEFERRED INCOME TAXES                                                                           174,639                 165,935
                                                                                                -------                 -------

DEFERRED INVESTMENT TAX CREDITS                                                                  10,767                  11,656
                                                                                                 ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                                                               78,802                  61,632
                                                                                                 ------                  ------

DEFERRED CREDITS                                                                                  3,617                   6,382
                                                                                                  -----                   -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                         $1,257,251              $1,512,016
                                                                                             ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                    Nine Months Ended September 30,
                                                                                                        2001                   2000
                                                                                                        ----                   ----
                                                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                                       $  15,129             $ 17,262
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                                    24,270               23,112
      Deferred Federal Income Taxes                                                                     9,644                4,081
      Deferred Investment Tax Credits                                                                    (889)                (894)
      Amortization of Deferred Property Taxes                                                           4,299                4,157
      Deferred Fuel Costs (net)                                                                        (2,708)               4,430
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                                        15,278               (8,128)
      Fuel, Materials and Supplies                                                                     (3,251)               5,718
      Accrued Utility Revenues                                                                          4,285               13,737
      Accounts Payable                                                                                (14,438)              32,763
      Taxes Accrued                                                                                    (4,483)              (1,323)
   Net Change in Energy Trading Contracts                                                             (21,123)              (2,171)
   Other (net)                                                                                         (2,889)              (5,069)
                                                                                                       ------               ------
           Net Cash Flows From Operating Activities                                                    23,124               87,675
                                                                                                       ------               ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                                       (26,628)             (23,765)
      Proceeds from Sales of Property                                                                     216                -
                                                                                                          ---                -----
           Net Cash Flow Used for Investing Activities                                                (26,412)             (23,765)
                                                                                                      -------              -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt - Affiliated Company                                                  75,000              -
      Retirement of Long-term Debt                                                                    (60,000)             (25,000)
      Change in Short-term Debt (net)                                                                 -                    (39,665)
      Change in Advances from Affiliates (net)                                                         16,610               23,863
      Dividends Paid                                                                                  (22,683)             (22,770)
                                                                                                      -------              -------
           Net Cash Flows From (Used For) Financing Activities                                          8,927              (63,572)
                                                                                                        -----              -------

Net Increase in Cash and Cash Equivalents                                                               5,639                  338
Cash and Cash Equivalents at Beginning of Period                                                        2,270                  674
                                                                                                        -----                  ---
Cash and Cash Equivalents at End of Period                                                           $  7,909             $  1,012
                                                                                                     ========             ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $18,899,000  and
$19,776,000 and for income taxes was $6,011,000 and $5,167,000 in 2001 and 2000, respectively.  Noncash  acquisitions  under  capital  leases were  $817,000  and
$2,440,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
         Net income decreased $7 million or 12% for the third quarter of 2001 and $47 million or 29% for the year-to-date period. We recorded extraordinary losses in the second quarter of 2001 and third quarter of 2000 for the effects of deregulation. Income before extraordinary item decreased by $26 million or 33% for the quarter and $45 million or 25% in the year-to-date period. A decline in wholesale business performance and the implementation of customer choice account for the reduction in the quarter's earnings. In connection with the start of customer choice on January 1, 2001, the generation portion of residential rates was reduced by 5% and the amortization of transition regulatory assets began. Although performance of our wholesale business is up for the year-to-date period, the implementation of customer choice caused earnings to decline year-to-date.
         Income statement line items which changed significantly were:

                                                                 Increase (Decrease)
                                                      Third Quarter                Year-to-Date
                                                 (in millions)        %     (in millions)          %
                                                 -------------        -     -------------          -
Operating Revenues                                        $335       23             $1,178         30
Fuel Expense                                               (22)     (11)               (34)        (6)
Purchased Power Expense                                    364       38              1,209         50
Other Operation                                              4        4                 18          7
Maintenance Expense                                          6       20                 16         18
Depreciation and Amortization                               20       51                 61         52
Taxes Other Than Federal Income Taxes                       10       24                 12         10
Federal Income Taxes                                       (20)     (47)               (44)       (39)
Nonoperating Income                                          4      165                 19        283
Interest Charges                                             3       13                  3          5
Extraordinary Loss                                         (19)     N.M.                 3         14

N.M. = Not Meaningful

        The significant increase in revenues for the quarter is due to a 63% increase in trading volume partially offset by lower wholesale electricity prices. The significant year-to-date revenue increase is due to a 31% increase in trading volume and an increase in wholesale electricity prices due to changes in market conditions. Expansion of the wholesale business' trading operation and greater liquidity in the marketplace resulted in an increase in the number of forward electricity purchase and sales contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory).
        Fuel expense decreased during both periods due to decreased generation and a lower average unit cost of fuel.

        For the quarter the increase in purchased power expense was attributable to the increase in the wholesale business' electric trading volume offset in part by a decrease in wholesale electricity prices. For the year-to-date period the increase is attributable to increase in trading volume and wholesale electricity prices.
        Other operation expense increased due to increases in uncollectible accounts and factored customer accounts receivable expenses of both the wholesale business and energy delivery business, the effect of gains in 2000 from the disposition of emission allowances, increased trading incentive compensation of the wholesale business and energy delivery severance accruals.
        Maintenance expenses increased due to boiler overhauls at Kammer, Mitchell, Muskingum and Sporn plants and boiler inspections at Amos and Cardinal plants.
        The commencement of amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity under Ohio deregulation accounted for the increase in depreciation and amortization expense.
        The increase in taxes other than federal income taxes is due to a new State Excise Tax which produced a larger tax than the gross receipts tax it replaced.
        Federal income taxes attributable to operations decreased due to a decrease in pre-tax operating income.
        The increase in nonoperating income was due to an increase in net gains from the wholesale business' trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures and swaps).
        Interest expense increased due to increased long-term debt outstanding. In the second quarter of 2001 we recorded an extraordinary loss of $22 million net of tax to write-off prepaid Ohio excise taxes stranded by Ohio deregulation (see Note 2). The application of regulatory accounting for generation was discontinued in September 2000 which resulted in an after tax extraordinary loss of $19 million.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                                       2001                 2000             2001                     2000
                                                       ----                 ----             ----                     ----
                                                                              (in thousands)
OPERATING REVENUES                                    $1,819,792          $1,484,663        $5,146,634              $3,968,830
                                                      ----------          ----------        ----------              ----------
OPERATING EXPENSES:
   Fuel                                                  167,155             188,727           547,773                 581,289
   Purchased Power                                     1,312,668             948,733         3,638,229               2,429,521
   Other Operation                                       104,081              99,930           289,110                 270,626
   Maintenance                                            33,786              28,128           105,634                  89,753
   Depreciation and Amortization                          59,267              39,121           176,992                 116,453
   Taxes Other Than Federal Income Taxes                  50,507              40,579           137,561                 125,366
   Federal Income Taxes                                   22,660              42,793            69,844                 114,089
                                                          ------              ------            ------                 -------
           TOTAL OPERATING EXPENSES                    1,750,124           1,388,011         4,965,143               3,727,097
                                                       ---------           ---------         ---------               ---------

OPERATING INCOME                                          69,668              96,652           181,491                 241,733

NONOPERATING INCOME                                        6,788               2,564            25,705                   6,714
                                                           -----               -----            ------                   -----

INCOME BEFORE INTEREST CHARGES                            76,456              99,216           207,196                 248,447

INTEREST CHARGES                                          25,078              22,155            70,327                  66,937
                                                          ------              ------            ------                  ------

INCOME BEFORE EXTRAORDINARY ITEM                          51,378              77,061           136,869                 181,510

EXTRAORDINARY LOSS - EFFECTS OF
  DEREGULATION - net of tax (See note 2)                    -                (18,876)          (21,515)                (18,876)
                                                            ----             -------           -------                 --------

NET INCOME                                                51,378              58,185           115,354                 162,634

PREFERRED STOCK DIVIDEND     REQUIREMENTS
                                                             314                 315               944                     951
                                                             ---                 ---               ---                     ---

EARNINGS APPLICABLE TO COMMON   STOCK
                                                      $   51,064          $   57,870        $  114,410              $  161,683
                                                      ==========          ==========        ==========              ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                            Three Months Ended September 30,                Nine Months Ended September 30,
                                                      2001                 2000             2001                     2000
                                                      ----                 ----             ----                     ----
                                                                             (in thousands)
NET INCOME                                              $51,378             $58,185          $115,354                $162,634

OTHER COMPREHENSIVE INCOME
    Foreign Currency Exchange Rate Hedge                    345               -                    20                   -
                                                            ---               -----                --                   -----

COMPREHENSIVE INCOME                                    $51,723             $58,185          $115,374                $162,634
                                                        =======             =======          ========                ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended September 30,                Nine Months Ended September 30,
                                                2001                 2000             2001                     2000
                                                ----                 ----             ----                     ----
                                                                       (in thousands)
BALANCE AT BEGINNING OF PERIOD                  $389,945              $615,834         $398,086                  $587,424

NET INCOME                                        51,378                58,185          115,354                   162,634

CASH DIVIDENDS DECLARED:
    Common Stock                                  35,744               158,704          107,232                   234,110
    Cumulative Preferred Stock                       315                   314              944                       947
                                                     ---                   ---              ---                       ---

BALANCE AT END OF PERIOD                        $405,264              $515,001         $405,264                  $515,001
                                                ========              ========         ========                  ========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                    (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                               $2,962,832                 $2,764,155
   Transmission                                                                                886,986                    870,033
   Distribution                                                                              1,068,738                  1,040,940
   General (including mining assets at December 31, 2000 See Note 3)                           241,683                    707,417
   Construction Work in Progress                                                               138,805                    195,086
                                                                                               -------                    -------
        Total Electric Utility Plant                                                         5,299,044                  5,577,631
   Accumulated Depreciation and Amortization                                                 2,422,866                  2,764,130
                                                                                             ---------                  ---------
NET ELECTRIC UTILITY PLANT                                                                   2,876,178                  2,813,501
                                                                                             ---------                  ---------

OTHER PROPERTY AND INVESTMENTS                                                                  65,936                    109,124
                                                                                                ------                    -------

LONG-TERM ENERGY TRADING CONTRACTS                                                             309,122                    256,455
                                                                                               -------                    -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                    34,212                     31,393
   Advances to Affiliates                                                                        -                         92,486
   Accounts Receivable:
      Customers                                                                                100,323                    139,732
      Affiliated Companies                                                                     135,657                    126,203
      Miscellaneous                                                                             25,846                     39,046
      Allowance for Uncollectible Accounts                                                      (1,026)                    (1,054)
   Fuel - at average cost                                                                       94,327                     82,291
   Materials and Supplies - at average cost                                                     66,406                     96,053
   Energy Trading Contracts                                                                    769,154                  1,617,660
   Prepayments and Other                                                                        24,344                     33,146
                                                                                                ------                     ------
TOTAL CURRENT ASSETS                                                                         1,249,243                  2,256,956
                                                                                             ---------                  ---------

REGULATORY ASSETS                                                                              659,631                    714,710
                                                                                               -------                    -------

DEFERRED CHARGES                                                                                38,914                    101,690
                                                                                                ------                    -------

TOTAL ASSETS                                                                                $5,199,024                 $6,252,436
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    September 30, 2001         December 31, 2000
                                                                                    ------------------         -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares                                                       $  321,201                 $  321,201
   Paid-in Capital                                                                             462,483                    462,483
   Accumulated Other Comprehensive Income                                                           20                      -
   Retained Earnings                                                                           405,264                    398,086
                                                                                               -------                    -------
        Total Common Shareholder's Equity                                                    1,188,968                  1,181,770
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                       16,648                     16,648
      Subject to Mandatory Redemption                                                            8,850                      8,850
   Long-term Debt                                                                              981,380                  1,077,987
   Long-term Debt - Affiliated Company                                                         300,000                       -
                                                                                               -------                       ----

           TOTAL CAPITALIZATION                                                              2,495,846                  2,285,255
                                                                                             ---------                  ---------

OTHER NONCURRENT LIABILITIES                                                                   136,600                    542,017
                                                                                               -------                    -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                            -                        117,506
   Advances from Affiliates                                                                    360,048                      -
   Accounts Payable - General                                                                  160,717                    179,691
   Accounts Payable - Affiliated Companies                                                      70,661                    121,360
   Customer Deposits                                                                             8,993                     39,736
   Taxes Accrued                                                                                25,876                    223,101
   Interest Accrued                                                                             30,054                     20,458
   Obligations Under Capital Leases                                                             14,180                     32,716
   Energy Trading Contracts                                                                    719,697                  1,662,315
   Other                                                                                       121,306                    151,934
                                                                                               -------                    -------

           TOTAL CURRENT LIABILITIES                                                         1,511,532                  2,548,817
                                                                                             ---------                  ---------

DEFERRED INCOME TAXES                                                                          753,689                    621,941
                                                                                               -------                    -------

DEFERRED INVESTMENT TAX CREDITS                                                                 22,875                     25,214
                                                                                                ------                     ------

LONG-TERM ENERGY TRADING CONTRACTS                                                             266,545                    206,187
                                                                                               -------                    -------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                     11,937                     23,005
                                                                                                ------                     ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                        $5,199,024                 $6,252,436
                                                                                            ==========                 ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                   2001                            2000
                                                                                   ----                            ----
                                                                                               (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                         $ 115,354                 $ 162,634
   Adjustments for Noncash Items:
      Depreciation                                                                      134,105                   145,125
      Amortization of Transition Assets                                                  55,029                    -
      Deferred Federal Income Taxes                                                     182,166                    (2,058)
      Deferred Fuel Costs (net)                                                           -                       (33,259)
      Amortization of Deferred Property Taxes                                            61,821                    60,297
      Extraordinary Loss - Discontinuance SFAS 71                                        21,515                    18,876
      Capital Lease Obligation- Noncurrent                                              (15,104)                  (15,489)
      Accumulated Provisions- Noncurrent                                               (390,313)                    7,268
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                          43,127                    60,383
      Fuel, Materials and Supplies                                                       17,611                    60,686
      Accrued Utility Revenues                                                              264                    45,575
      Prepayments and Other Current Assets                                                8,538                     3,624
      Accounts Payable                                                                  (69,673)                    7,654
      Customer Deposits                                                                 (30,743)                   (2,711)
      Taxes Accrued                                                                    (197,225)                  (21,355)
      Interest Accrued                                                                    9,596                     6,060
   Energy Trading Contract (net)                                                        (86,421)                   (7,067)
   Other (net)                                                                          (26,038)                   52,475
                                                                                        -------                    ------
           Net Cash Flows From (Used For) Operating Activities                         (166,391)                  548,718
                                                                                       --------                   -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                        (242,898)                 (143,717)
      Proceeds from Sale of Property and Other                                           16,562                     4,404
      Investment in Coal Companies                                                      (32,115)                   -
                                                                                        -------                    -----
           Net Cash Flows Used For Investing Activities                                (258,451)                 (139,313)
                                                                                       --------                  --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt - Affiliated                                           300,000                    -
      Issuance of Long-term Debt                                                         -                         74,748
      Change in Advances to Affiliates (net)                                            452,534                  (149,616)
      Change in Short-term Debt (net)                                                    -                       (194,918)
      Retirement of Cumulative Preferred Stock                                           -                           (182)
      Retirement of Long-term Debt                                                     (216,697)                  (26,538)
      Dividends Paid on Common Stock                                                   (107,232)                 (234,110)
      Dividends Paid on Cumulative Preferred Stock                                         (944)                     (947)
                                                                                           ----                      ----
           Net Cash Flows From (Used For) Financing Activities                          427,661                  (531,563)
                                                                                        -------                  --------

Net Increase (Decrease) in Cash and Cash Equivalents                                      2,819                  (122,158)
Cash and Cash Equivalents at Beginning of Period                                         31,393                   157,138
                                                                                         ------                   -------
Cash and Cash Equivalents at End of Period                                            $  34,212                 $  34,980
                                                                                      =========                 =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $59,492,000  and
$59,963,000  and for income taxes was  $55,806,000  and  $56,813,000 in 2001 and
2000, respectively.  Noncash acquisitions under capital leases were $595,000 and
$12,734,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

              We have two businesses: wholesale which consists of generation, retail electricity sales, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW in June 2000, we participate in the AEP System's power marketing and trading activities.
         Net income decreased $3.3 million or 6% in the third quarter and $8.8 million or 12% in the first nine months of 2001 due primarily from last year's inclusion of a gain on the sale of a minority interest in Scientech, Inc. Income statement line items which changed significantly were:
                                           Increase (Decrease)
                              Third Quarter                 Year-to-Date
                        (in millions)        %      (in millions)          %
                        -------------        -      -------------          -
Operating Revenues             $355          64            $739           80
Fuel Expense                     (1)         (1)            109           36
Purchased Power Expense         351         144             614          208
Other Operation Expense           1           2              17           21
Maintenance                       3          36               4           12
Federal Income Taxes             (3)         (9)             (7)         (20)
Nonoperating Income              (7)        (97)             (7)         (89)

         The significant increase in revenues for the quarter resulted from increased trading volumes of the wholesale business. In the year-to-date period, the increase in revenues is primarily attributable to our participation in AEP's power marketing and trading operations. Revenues for the year-to-date period also increased as a result of an adjustment in 2000 under a FERC-approved Transmission Coordination Agreement, which decreased revenues and other operation expenses in 2000. The Transmission Coordination Agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also established the method by which these companies allocate revenues and costs received under open access transmission tariffs.
         Fuel expense increased year-to-date due primarily to a rise in the average unit fuel cost reflecting an increase in natural gas prices.
         The increase in purchased power expense was primarily attributable to our participation in the AEP System's power marketing and trading activities.
         Year-to-date other operation expenses increased due mainly to a favorable adjustment in 2000 under the FERC-approved Transmission Coordination Agreement mentioned above, along with increased incentive compensation for power trading and transmission expenses.

         Maintenance expense increased year-to-date due to scheduled power plant maintenance and additional expenses related to a January ice storm. Maintenance for the quarter increased due to scheduled power plant maintenance.
         Federal income tax expense  associated with  operations  decreased as a
result  of  a  decline  in  pre-tax  book   income.
         The decrease in nonoperating income primarily resulted from last year's inclusion of a gain on the sale of a minority interest in Scientech, Inc.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Three Months Ended September 30,               Nine Months Ended September 30,
                                               2001                      2000               2001                 2000
                                               ----                      ----               ----                 ----
                                                                              (in thousands)
OPERATING REVENUES                              $910,428                 $555,236         $1,664,761               $925,738
                                                --------                 --------         ----------               --------

OPERATING EXPENSES:
   Fuel                                          154,177                  155,103            411,905                302,497
   Purchased Power                               593,577                  242,852            909,384                295,059
   Other Operation                                32,970                   32,235            101,859                 84,468
   Maintenance                                    10,886                    8,032             33,575                 30,027
   Depreciation and Amortization                  20,313                   19,632             59,458                 57,470
   Taxes Other Than Federal Income Taxes          12,914                   12,660             29,837                 28,718
   Federal Income Taxes                           25,677                   28,285             28,548                 35,700
                                                  ------                   -------            ------                 ------

           TOTAL OPERATING EXPENSES              850,514                  498,799          1,574,566                833,939
                                                 -------                  -------          ---------                -------

OPERATING INCOME                                  59,914                   56,437             90,195                 91,799

NONOPERATING INCOME                                  213                    7,211                908                  7,927
                                                     ---                    -----                ---                  -----

INCOME BEFORE INTEREST CHARGES                    60,127                   63,648             91,103                 99,726

INTEREST CHARGES                                   9,058                    9,319             29,674                 29,532
                                                   -----                    -----             ------                 ------

NET INCOME                                        51,069                   54,329             61,429                 70,194

PREFERRED STOCK DIVIDEND REQUIREMENTS
                                                      53                       52                159                    158
                                                      --                       --                ---                    ---

EARNINGS APPLICABLE TO COMMON STOCK             $ 51,016                 $ 54,277           $ 61,270               $ 70,036
                                                ========                 ========           ========               ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                          2001                      2000               2001                 2000
                                          ----                      ----               ----                 ----
                                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD              $121,822                 $120,995          $137,688              $139,236

NET INCOME                                    51,069                   54,329            61,429                70,194
CASH DIVIDENDS DECLARED:
     Common Stock                             13,060                   17,000            39,180                51,000
    Preferred Stock                               53                       52               159                   158
                                                  --                       --               ---                   ---

BALANCE AT END OF PERIOD                    $159,778                 $158,272          $159,778              $158,272
                                            ========                 ========          ========              ========

The common stock of PSO is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                                 $1,037,025                 $914,096
   Transmission                                                                                  418,793                  396,695
   Distribution                                                                                  972,827                  938,053
   General                                                                                       204,981                  206,731
   Construction Work in Progress                                                                  35,776                  149,095
                                                                                                  ------                  -------
        Total Electric Utility Plant                                                           2,669,402                2,604,670
   Accumulated Depreciation and Amortization                                                   1,175,621                1,150,253
                                                                                               ---------                ---------
NET ELECTRIC UTILITY PLANT                                                                     1,493,781                1,454,417
                                                                                               ---------                ---------

OTHER PROPERTY AND INVESTMENTS                                                                    40,384                   38,211
                                                                                                  ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                72,313                   52,629
                                                                                                  ------                   ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                       7,569                   11,301
   Accounts Receivable:
      Customers                                                                                   22,964                   59,957
      Affiliated Companies                                                                         5,912                    3,453
   Fuel - at LIFO costs                                                                           15,320                   28,113
   Materials and Supplies - at average costs                                                      32,791                   29,642
   Under-recovered Fuel Costs                                                                     -                        43,267
   Energy Trading Contracts                                                                      259,930                  382,380
   Prepayments                                                                                     3,188                    1,559
                                                                                                   -----                    -----
TOTAL CURRENT ASSETS                                                                             347,674                  559,672
                                                                                                 -------                  -------

REGULATORY ASSETS                                                                                 29,650                   29,338
                                                                                                  ------                   ------

DEFERRED CHARGES                                                                                  17,580                    7,889
                                                                                                  ------                    -----

TOTAL ASSETS                                                                                  $2,001,382               $2,142,156
                                                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                                                     $  157,230              $  157,230
   Paid-in Capital                                                                                180,000                 180,000
   Retained Earnings                                                                              159,778                 137,688
                                                                                                  -------                 -------
        Total Common Shareholder's Equity                                                         497,008                 474,918
   Cumulative Preferred Stock Not Subject to Mandatory Redemption                                   5,283                   5,283
   PSO-Obligated, Mandatorily Redeemable Preferred Securities of Subsidiary   Trust
   Holding Solely Junior Subordinated Debentures of PSO                                            75,000                  75,000
   Long-term Debt                                                                                 451,052                 450,822
                                                                                                  -------                 -------

           TOTAL CAPITALIZATION                                                                 1,028,343               1,006,023
                                                                                                ---------               ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                               -                      20,000
   Advances from Affiliates                                                                        58,426                  81,120
   Accounts Payable - General                                                                      38,510                 104,379
   Accounts Payable - Affiliated Companies                                                         32,686                  64,556
   Customers Deposits                                                                              19,137                  19,294
   Over-recovered Fuel Costs                                                                       24,708                   -
   Taxes Accrued                                                                                   72,522                   1,659
   Interest Accrued                                                                                12,107                   8,336
   Energy Trading Contracts                                                                       260,800                 389,279
   Other                                                                                           13,769                  12,137
                                                                                                   ------                  ------

           TOTAL CURRENT LIABILITIES                                                              532,665                 700,760
                                                                                                  -------                 -------

DEFERRED INCOME TAXES                                                                             288,614                 312,060
                                                                                                  -------                 -------

DEFERRED INVESTMENT TAX CREDITS                                                                    34,440                  35,783
                                                                                                   ------                  ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                        39,407                  35,292
                                                                                                   ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                 77,913                  52,238
                                                                                                   ------                  ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                           $2,001,382              $2,142,156
                                                                                               ==========              ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                               2001                      2000
                                                                               ----                      ----
                                                                                       (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                   $ 61,429                 $ 70,194
   Adjustments for Noncash Items:
      Depreciation and Amortization                                               59,458                   57,470
      Deferred Income Taxes                                                      (25,491)                  19,798
      Deferred Investment Tax Credits                                             (1,343)                  (1,343)
      Amortization of Deferred Property Taxes                                     (8,568)                  -
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                   34,534                  (34,933)
      Fuel, Materials and Supplies                                                 9,644                      158
      Other Deferred Credits                                                       1,997                   22,627
      Accounts Payable                                                           (97,739)                  50,079
      Taxes Accrued                                                               70,863                   12,685
   Other Property and Investments                                                 (1,814)                 (30,331)
   Fuel Recovery                                                                  67,975                  (35,340)
   Other (net)                                                                    (4,090)                  12,150
                                                                                  ------                   ------
           Net Cash Flows From Operating Activities                              166,855                  143,214
                                                                                 -------                  -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                  (88,194)                (120,105)
      Other                                                                         (359)                  -
                                                                                    ----                   ------
           Net Cash Flows Used For Investing Activities                          (88,553)                (120,105)
                                                                                 -------                 --------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                               (20,000)                 (10,000)
      Change in Advances from Affiliates (net)                                   (22,695)                  40,520
      Dividends Paid on Common Stock                                             (39,180)                 (51,000)
      Dividends Paid on Cumulative Preferred Stock                                  (159)                    (158)
                                                                                    ----                     ----
           Net Cash Flows From Financing Activities                              (82,034)                 (20,638)
                                                                                 -------                   ------

Net Increase in Cash and Cash Equivalents                                         (3,732)                   2,471
Cash and Cash Equivalents at Beginning of Period                                  11,301                    3,173
                                                                                  ------                    -----
Cash and Cash Equivalents at End of Period                                      $  7,569                 $  5,644
                                                                                ========                 ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $24,351,000  and
$24,222,000  and for income taxes was  $7,386,000  and  $13,925,000  in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

            We have two businesses: wholesale which consists of generation, retail electricity sales, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW in June 2000, we participate in the AEP System's power marketing and trading activities.
         Net income increased $10 million, or 14%, for the year-to-date period despite a decrease in the quarter of $1 million, or 2%. The increase for the year-to-date period resulted from the favorable impact of our participation in AEP's power marketing and trading operations. Income statement line items which changed significantly were:

                                                                Increase (Decrease)
                                                    Third Quarter                   Year-to-Date
                                           (in millions)               %    (in millions)            %
                                           -------------               -    -------------            -
Operating Revenues                                    $455            79               $835          79
Fuel Expense                                           (38)          (22)                 1        -
Purchased Power Expense                                483           219                789         314
Other Operation Expense                                  7            18                  8           8
Maintenance                                              3            21                  3           7
Depreciation and Amortization                          -             N.M.                11          15
Taxes Other Than Federal Income Taxes                    1             7                  6          15
Federal Income Taxes                                    -            N.M.                 6          19

N.M. = Not Meaningful

         The significant increase in operating revenues and purchased power expense for the quarter resulted from increased trading volumes of the wholesale business. In the year-to-date period, the increase in revenues and purchased power expense is also attributable to our participation in AEP's power marketing and trading operations.
         Fuel expense of the wholesale business decreased for the quarter due primarily to a decrease in the average unit cost of fuel as a result of lower spot market natural gas prices.
         Due to the acquisition of Dolet Hills mining operation in June 2001, other operation expense increased for the quarter and year-to-date periods.
         Although tree-trimming expenses increased in the third quarter of 2001, they were slightly lower for the year-to-date period. Repairs to overhead lines because of severe ice storms in the first quarter of 2001 made maintenance expense increase for the year-to-date period.
         Depreciation  and  amortization  expense  increased   year-to-date  due
primarily to an increase in excess earnings accruals under the Texas restructuring legislation and the acquisition of Dolet Hills mining operation.

         Taxes other than federal income taxes increased during the quarter due to increased state income taxes reflecting higher state taxable income. Taxes other than federal income taxes increased year-to-date due to a favorable adjustment of ad valorem taxes recorded in 2000 and increased state taxable income.
        The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                                           2001                   2000              2001                   2000
                                                           ----                   ----              ----                   ----
                                                                                        (in thousands)
OPERATING REVENUES                                        $1,028,742                $573,891       $1,889,226            $1,054,056
                                                          ----------                --------       ----------            ----------

OPERATING EXPENSES:
   Fuel                                                      134,560                 172,763          376,957               375,888
   Purchased Power                                           702,899                 220,114        1,040,427               251,064
   Other Operation                                            46,631                  39,417          119,970               111,477
   Maintenance                                                15,344                  12,644           51,011                47,856
   Depreciation and Amortization                              28,461                  27,978           89,919                78,460
   Taxes Other Than Federal Income Taxes                      18,754                  17,518           48,006                41,634
   Federal Income Taxes                                       21,899                  22,145           36,107                30,338
                                                              ------                  ------           ------                ------

           TOTAL OPERATING EXPENSES                          968,548                 512,579        1,762,397               936,717
                                                             -------                 -------        ---------               -------

OPERATING INCOME                                              60,194                  61,312          126,829               117,339

NONOPERATING INCOME                                              627                   1,008              904                 1,453
                                                                 ---                   -----              ---                 -----

INCOME BEFORE INTEREST CHARGES                                60,821                  62,320          127,733               118,792

INTEREST CHARGES                                              14,464                  14,783           43,723                44,806
                                                              ------                  ------           ------                ------

NET INCOME                                                    46,357                  47,537           84,010                73,986

PREFERRED STOCK DIVIDEND   REQUIREMENTS
                                                                  57                      58              172                   172
                                                                  --                      --              ---                   ---

EARNINGS APPLICABLE TO
  COMMON STOCK                                             $  46,300                $ 47,479         $ 83,838              $ 73,814
                                                           =========                ========         ========              ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)


                                 Three Months Ended September 30,               Nine Months Ended September 30,
                                        2001                   2000              2001                   2000
                                        ----                   ----              ----                   ----
                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD             $294,422             $278,881          $293,989                $283,546

    NET INCOME                               46,357               47,537            84,010                  73,986

 CASH DIVIDENDS DECLARED:
    Common Stock                             18,554               15,500            55,659                  46,500
    Preferred Stock                              57                   58               172                     172
                                                 --                   --               ---                     ---

BALANCE AT END OF PERIOD                   $322,168             $310,860          $322,168                $310,860
                                           ========             ========          ========                ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                                 $1,432,242               $1,414,527
   Transmission                                                                                  537,835                  519,317
   Distribution                                                                                1,033,083                1,001,237
   General                                                                                       375,603                  325,948
   Construction Work in Progress                                                                  50,650                   57,995
                                                                                                  ------                   ------
        Total Electric Utility Plant                                                           3,429,413                3,319,024
   Accumulated Depreciation and Amortization                                                   1,525,936                1,457,005
                                                                                               ---------                ---------
NET ELECTRIC UTILITY PLANT                                                                     1,903,477                1,862,019
                                                                                               ---------                ---------

OTHER PROPERTY AND INVESTMENTS                                                                    42,213                   39,627
                                                                                                  ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                86,306                   63,028
                                                                                                  ------                   ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                       4,650                    1,907
   Accounts Receivable:
      Customers                                                                                   70,192                   41,399
      Affiliated Companies                                                                         2,283                   11,419
   Fuel Inventory - at average cost                                                               36,648                   40,024
   Under-recovered Fuel                                                                           19,445                   35,469
   Materials and Supplies - at average cost                                                       31,342                   25,137
   Energy Trading Contracts                                                                      314,306                  457,936
   Prepayments                                                                                    19,729                   16,780
                                                                                                  ------                   ------
TOTAL CURRENT ASSETS                                                                             498,595                  630,071
                                                                                                 -------                  -------

REGULATORY ASSETS                                                                                 53,156                   57,082
                                                                                                  ------                   ------

DEFERRED CHARGES                                                                                  78,567                   10,707
                                                                                                  ------                   ------

TOTAL ASSETS                                                                                  $2,662,314               $2,662,534
                                                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      September 30, 2001       December 31, 2000
                                                                                      ------------------       -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                                                          $  135,660               $  135,660
   Paid-in Capital                                                                               245,000                  245,000
   Retained Earnings                                                                             322,168                  293,989
                                                                                                 -------                  -------
        Total Common Shareowner's Equity                                                         702,828                  674,649

Preferred Stock                                                                                    4,704                    4,704
SWEPCO-Obligated, Mandatorily Redeemable Preferred Securities
  Of Subsidiary Trust Holding Solely Junior Subordinated
  Debentures Of SWEPCO                                                                           110,000                  110,000
Long-term Debt                                                                                   494,855                  645,368
                                                                                                 -------                  -------

TOTAL CAPITALIZATION                                                                           1,312,387                1,434,721
                                                                                               ---------                ---------

OTHER NONCURRENT LIABILITIES                                                                      33,810                   11,290
                                                                                                  ------                   ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                            150,595                      595
   Advances from Affiliates                                                                       78,931                   16,823
   Accounts Payable - General                                                                     54,042                  107,747
   Accounts Payable - Affiliated Companies                                                        30,909                   36,021
   Customer Deposits                                                                              15,698                   16,433
   Taxes Accrued                                                                                  74,877                   11,224
   Interest Accrued                                                                               14,697                   13,198
   Energy Trading Contracts                                                                      314,475                  466,198
   Other                                                                                          24,767                   15,064
                                                                                                  ------                   ------

           TOTAL CURRENT LIABILITIES                                                             758,991                  683,303
                                                                                                 -------                  -------

DEFERRED INCOME TAXES                                                                            399,717                  399,204
                                                                                                 -------                  -------

DEFERRED INVESTMENT TAX CREDITS                                                                   49,846                   53,167
                                                                                                  ------                   ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                       20,432                   18,288
                                                                                                  ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                87,131                   62,561
                                                                                                  ------                   ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $2,662,314               $2,662,534
                                                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                     2001                     2000
                                                                                     ----                     ----
                                                                                             (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                        $  84,010                $ 73,986
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                     89,919                  78,460
      Deferred Income Taxes                                                             (2,534)                 10,901
      Deferred Investment Tax Credits                                                   (3,321)                 (3,361)
      Deferred Property Taxes                                                           (9,316)                -
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                        (19,657)                (17,515)
      Fuel, Materials and Supplies                                                         943                   1,367
      Accounts Payable                                                                 (58,817)                 31,267
      Taxes Accrued                                                                     63,653                  23,083
      Transmission Coordination Agreement Settlement                                   -                       (24,406)
      Fuel Recovery                                                                     16,024                 (36,977)
   Other                                                                                (1,193)                 12,250
                                                                                        ------                  ------
           Net Cash Flows From Operating Activities                                    159,711                 149,055
                                                                                       -------                 -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                        (76,668)                (92,147)
      Purchase of Dolet Hills Mining Operations                                        (85,716)                -
      Other                                                                               (411)                -
                                                                                          -----                -------
           Net Cash Flows Used For Investing Activities                               (162,795)                (92,147)
                                                                                      --------                 -------

FINANCING ACTIVITIES:
      Redemption of Preferred Stock                                                    -                            (1)
      Issuance of Long-term Debt                                                       -                       149,634
      Retirement of Long-term Debt                                                        (450)                (45,450)
      Change in Advances from Affiliates (net)                                          62,108                (113,950)
      Dividends Paid on Common Stock                                                   (55,659)                (46,500)
      Dividends Paid on Cumulative Preferred Stock                                        (172)                   (172)
                                                                                          ----                    ----
           Net Cash Flows From (Used For) Financing Activities                           5,827                 (56,439)
                                                                                         -----                 -------

Net Increase in Cash and Cash Equivalents                                                2,743                     469
Cash and Cash Equivalents at Beginning of Period                                         1,907                   3,043
                                                                                         -----                   -----
Cash and Cash Equivalents at End of Period                                           $   4,650                $  3,512
                                                                                     =========                ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $38,614,000  and
$42,627,000  and for income taxes was  $5,524,000  and  $16,040,000  in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2001 vs. THIRD QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

                  We have two businesses: wholesale which consists of generation, retail electricity sales, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW in June 2000, we participate in the AEP System's power marketing and trading activities.
                  Net income for the third quarter increased $3.4 million, or 32%, due to increases in operating and nonoperating income. Year-to-date net income decreased $1.5 million, or 7%, as the result of a decrease in operating income offset by an increase in nonoperating income. Nonoperating income increased in both periods as the result of loss provisions that were recorded in the second and third quarters of 2000 for the termination of merchandise sales and the cost of phasing out of the merchandising sales programs. Income statement line item which changed significantly were:

                                                                    Increase (Decrease)
                                                        Third Quarter                   Year-to-Date
                                                (in millions)              %    (in millions)            %
                                                -------------              -    -------------            -
       Operating Revenues                                $180             72             $344           73
       Fuel Expense                                       (16)           (28)              15           11
       Purchased Power Expense                            204            198              329          235
       Other Operation Expense                             (6)           (20)               9           13
       Maintenance Expense                                 (1)           (12)               1            8
       Depreciation and Amortization                       (7)           (29)              (3)          (6)
       Taxes Other Than Federal Income Taxes                3             43                4           23
       Federal Income Taxes                                 2             29               (3)         (27)
       Nonoperating Income                                  2            N.M.               6          N.M.

       N.M. = Not Meaningful

                  The significant increase in revenues for the quarter resulted from increased trading volumes of the wholesale business. In the year-to-date period, the increase in revenues is primarily attributable to our participation in AEP's power marketing and trading operations and higher fuel related revenues due to increased fuel and purchased power expense of the wholesale business.
                  Fuel expense decreased for the quarter and increased in the year-to-date period. The fluctuation in spot market natural gas prices resulted in a decrease for the quarter and an increase in the year-to-date period.
                  The increase in purchased power expense was primarily attributable to our participation in AEP's power marketing and trading operation and the adverse impact of natural gas prices on wholesale purchased power prices.

                  Other operation expense decreased for the quarter due primarily to decreased transmission expenses. Other operation expense increased year-to-date due to a favorable adjustment made in January 2000 related to a FERC-approved Transmission Coordination Agreement.
                  Maintenance  expense  increased due to the overhaul in 2001 of
       the  Oklaunion   Power  Plant  of  our   wholesale   business.
                  Depreciation and amortization expense decreased due to the effect of recording additional accruals in the third quarter of 2000 for estimated excess earnings as required by Texas Restructuring Legislation.
                  An increase in taxes other than federal income taxes resulted from an increase in Texas franchise tax assessments and an increase in the Texas PUCT benefit assessment tax, a new tax in the state of Texas.
                  Federal income taxes attributable to operations increased in the quarter and decreased year-to-date, reflecting the fluctuations in pre-tax income in those periods.
                  The increase in nonoperating income was due to a loss provision that was recorded in the second and third quarters of 2000 for the termination of merchandise sales and the cost of phasing out of the merchandising sales programs.

                          WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            Three Months Ended September 30,               Nine Months Ended September 30,
                                                  2001                     2000             2001                    2000
                                                  ----                     ----             ----                    ----
                                                                                 (in thousands)
OPERATING REVENUES                                 $429,623                 $249,330        $817,468                $473,407
                                                   --------                 --------        --------                --------

OPERATING EXPENSES:

   Fuel                                              41,667                   57,728         148,420                 133,515
   Purchased Power                                  306,931                  102,825         469,108                 140,173
   Other Operation                                   25,636                   32,046          76,747                  68,101
   Maintenance                                        4,379                    4,959          15,987                  14,866
   Depreciation and Amortization                     16,149                   22,717          39,449                  42,050
   Taxes Other Than Federal Income Taxes             10,136                    7,096          22,949                  18,712
   Federal Income Taxes                               6,980                    5,394           9,243                  12,706
                                                      -----                    -----           -----                  ------

           TOTAL OPERATING EXPENSES                 411,878                  232,765         781,903                 430,123
                                                    -------                  -------         -------                 -------

OPERATING INCOME                                     17,745                   16,565          35,565                  43,284

NONOPERATING INCOME (LOSS)                            1,628                     (202)          2,506                  (3,441)
                                                      -----                     ----           -----                  ------

INCOME BEFORE INTEREST CHARGES                       19,373                   16,363          38,071                  39,843

INTEREST CHARGES                                      5,306                    5,693          16,980                  17,270
                                                      -----                    -----          ------                  ------

NET INCOME                                           14,067                   10,670          21,091                  22,573

PREFERRED STOCK DIVIDEND   REQUIREMENTS
                                                         26                       26              78                      78
                                                         --                       --              --                      --

EARNINGS APPLICABLE TO COMMON   STOCK
                                                  $  14,041                 $ 10,644       $  21,013                $ 22,495
                                                 =========                 ========       =========                ========

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                           2001                     2000             2001                    2000
                                           ----                     ----             ----                    ----
                                                                          (in thousands)
BALANCE AT BEGINNING OF PERIOD               $115,148                $116,093             $122,588           $113,242
NET INCOME                                     14,067                  10,670               21,091             22,573

DEDUCTIONS:
   Cash Dividends Declared:
    Common Stock                                7,206                   4,500               21,618             13,500
    Preferred Stock                                26                      26                   78                 78
                                                   --                      --                   --                 --

BALANCE AT END OF PERIOD                     $121,983                $122,237             $121,983           $122,237
                                             ========                ========             ========           ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                                $  439,825                $  431,793
   Transmission                                                                                 249,976                   235,303
   Distribution                                                                                 428,473                   416,587
   General                                                                                      113,827                   110,832
   Construction Work in Progress                                                                 21,106                    34,824
                                                                                                 ------                    ------
        Total Electric Utility Plant                                                          1,253,207                 1,229,339
   Accumulated Depreciation and Amortization                                                    539,587                   515,041
                                                                                                -------                   -------
NET ELECTRIC UTILITY PLANT                                                                      713,620                   714,298
                                                                                                -------                   -------

OTHER PROPERTY AND INVESTMENTS                                                                   24,516                    23,154
                                                                                                 ------                    ------

LONG-TERM ENERGY TRADING CONTRACTS                                                               28,683                    20,944
                                                                                                 ------                    ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                      6,328                     6,941
   Accounts Receivable:
      Customers                                                                                  20,340                    36,217
      Affiliated Companies                                                                        9,570                    16,095
      Allowance for Uncollectible Accounts                                                         (163)                     (288)
   Fuel Inventory - at average cost                                                               9,969                    12,174
   Materials and Supplies - at average cost                                                      11,314                    10,510
   Under-recovered Fuel                                                                          53,863                    68,107
   Energy Trading Contracts                                                                     104,458                   152,174
   Prepayments and Other Current Assets                                                           1,306                       851
                                                                                                  -----                       ---
TOTAL CURRENT ASSETS                                                                            216,985                   302,781
                                                                                                -------                   -------

REGULATORY ASSETS                                                                                16,849                    24,808
                                                                                                 ------                    ------

DEFERRED CHARGES                                                                                  7,128                     2,947
                                                                                                  -----                     -----

TOTAL ASSETS                                                                                 $1,007,781                $1,088,932
                                                                                             ==========                ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2001        December 31, 2000
                                                                                     ------------------        -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares                                                            $137,214               $  137,214
   Paid-in Capital                                                                                 2,236                    2,236
   Retained Earnings                                                                             121,983                  122,588
                                                                                                 -------                  -------
        Total Common Shareowner's Equity                                                         261,433                  262,038
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                     2,482                    2,482
Long-term Debt                                                                                   255,936                  255,843
                                                                                                 -------                  -------

TOTAL CAPITZALIZATION                                                                            519,851                  520,363
                                                                                                 -------                  -------

CURRENT LIABILITIES:
   Advances from Affiliates                                                                       46,130                   58,578
   Accounts Payable - General                                                                     21,356                   45,562
   Accounts Payable - Affiliated Companies                                                        14,992                   42,212
   Customer Deposits                                                                               3,221                    2,659
   Taxes Accrued                                                                                  46,009                   18,901
   Interest Accrued                                                                                4,319                    3,717
   Energy Trading Contracts                                                                      104,489                  154,919
   Other                                                                                          10,614                    7,906
                                                                                                  ------                    -----

           TOTAL CURRENT LIABILITIES                                                             251,130                  334,454
                                                                                                 -------                  -------

DEFERRED INCOME TAXES                                                                            148,872                  157,038
                                                                                                 -------                  -------

DEFERRED INVESTMENT TAX CREDITS                                                                   23,099                   24,052
                                                                                                  ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                28,957                   20,789
                                                                                                  ------                   ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                       35,872                   32,236
                                                                                                  ------                   ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $1,007,781               $1,088,932
                                                                                              ==========               ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                          2001                     2000
                                                                                          ----                     ----
                                                                                                 (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                             $ 21,091               $ 22,573
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                         39,449                 42,050
      Deferred Income Taxes                                                                 (8,060)                 5,586
      Deferred Investment Tax Credits                                                         (953)                  (953)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                             22,277                    (89)
      Fuel, Materials and Supplies                                                           1,401                  6,469
      Accounts Payable                                                                     (51,426)                16,369
      Taxes Accrued                                                                         27,108                  1,292
   Transmission Coordination Agreement Settlement                                           -                      15,465
   Deferred Property Taxes                                                                  (4,297)                -
   Fuel Recovery                                                                            14,245                (34,310)
   Other (net)                                                                               1,634                   (588)
                                                                                             -----                   ----
           Net Cash Flows From Operating Activities                                         62,469                 73,864
                                                                                            ------                 ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                            (28,811)               (43,938)
      Other                                                                                   (127)               -
                                                                                              ----                -------
           Net Cash Flows Used For Investing Activities                                    (28,938)               (43,938)
                                                                                           -------                -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                                         -                      (40,000)
      Change in Advances from Affiliates (net)                                             (12,448)                26,238
      Dividends Paid on Common Stock                                                       (21,618)               (13,500)
      Dividends Paid on Cumulative Preferred Stock                                             (78)                   (78)
                                                                                               ---                    ---
           Net Cash Flows Used For Financing Activities                                    (34,144)               (27,340)
                                                                                           -------                -------

Net Increase (Decrease) in Cash and Cash Equivalents                                          (613)                 2,586
Cash and Cash Equivalents at Beginning of Period                                             6,941                  6,074
                                                                                             -----                  -----
Cash and Cash Equivalents at End of Period                                                $  6,328               $  8,660
                                                                                          ========               ========

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $11,761,000 and $13,994,000 and for income taxes was ($2,957,000) and $5,442,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

The notes to financial  statements are a combined  presentation  for AEP and its subsidiary registrants as follows:
1.           General                        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           Extraordinary Items
               and Cumulative Effect
               of Accounting Change         AEP, CSPCo, OPCo

3.           Acquisitions and Sales
               of Assets                    AEP, OPCo, SWEPCo

4.           Rate Matters                   AEP, CPL, SWEPCo, WTU

5.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, PSO, SWEPCo, WTU

6.           Business Segments              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

7.           Financing Activities
               and Minority Interest        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

8.           Contingencies                  AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

1.      GENERAL

               The accompanying unaudited financial statements should be read in conjunction with the 2000 Annual Report as incorporated in and filed with the Form 10-K.

               The AEP System operating companies have reclassified certain settled forward energy transactions of their trading operation from a net to a gross basis of presentation in order to better reflect the scope and nature of the AEP System's energy sales and purchases. All financially net settled trading transactions, such as swaps, futures, and unexercised options, continue to be reported on a net basis, reflecting the financial nature of these transactions. The following prior year amounts were reclassified from revenues to purchased power expense to present the prior period on a comparable basis:

                          Three Months Ended                  Nine Months Ended
                          September 30, 2000                  September 30, 2000
                 Company                     (in thousands)
                 -------
                 AEP          $7,692,103                         $15,756,630
                 APCo          1,063,249                           2,660,105
                 CPL             194,425                             194,425
                 CSPCo           574,254                           1,506,671
                 I&M             637,437                           1,651,035
                 KPCo            252,596                             631,748
                 OPCo            901,960                           2,300,395
                 PSO             196,527                             196,527
                 SWEPCo          196,449                             196,449
                 WTU              48,139                              48,139

               In the opinion of management, the unaudited financial statements reflect all normal recurring accruals and adjustments which are necessary for a fair presentation of the results of operations for interim periods.

2.      EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        OPCo and CSPCo Recognize Extraordinary Loss from the Stranding of Ohio Gross Receipts Tax

               OPCo and CSPCo recognized an extraordinary loss for stranded Ohio Public Utility Excise Tax (commonly known as the Gross Receipts Tax -
        GRT) net of allowable Ohio coal credits during the quarter ended June 30, 2001. This loss resulted from regulatory decisions in connection with Ohio deregulation which stranded the recovery of the GRT. The components of the extraordinary loss by company were:

                                          CSPCo           OPCo          Total
                                          -----           ----          -----
                                             (in thousands)
          Gross Receipts Tax             $42,493         $50,461       $92,954
          Less Coal Credits                7,733          17,361        25,094
                                         -------         -------       -------
          Net Liability for Ohio
           Gross Receipts Tax             34,760          33,100        67,860
          Less Income Tax Benefit          8,353          11,585        19,938
                                         -------         -------       -------

          Extraordinary Loss             $26,407         $21,515       $47,922
                                         =======         =======       =======

               As discussed in Note 7 of the 2000 Annual Report, CSPCo and OPCo appealed to the Ohio Supreme Court a PUCO order on Ohio restructuring that the companies believe failed to provide for recovery for the final year of the GRT. Effective May 1, 2001, the PUCO order reduced the companies' rates by the annual level of GRT. Effective with the liability affixing on May 1, 2001, the PUCO's decision to deny recovery in the final year of the GRT resulted, under SFAS 101, in an extraordinary impairment of the prepaid asset due to the deregulation of the companies' generation business.

               CSPCo and OPCo continue to seek recovery at the Ohio Supreme Court where a decision is expected in 2002.

        Cumulative Effect of Accounting Change - Affecting AEP

               Guidance for certain fuel supply contracts with volume optionality and electricity capacity contracts issued by the FASB's Derivative Implementation Group (DIG) regarding the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" became effective in the third quarter of 2001. The guidance concluded that fuel supply contracts with volumetric optionality cannot qualify for a normal purchase or sale exclusion from mark-to-market accounting and provided guidance for determining when electricity capacity contracts can qualify as a normal purchase or sale.

               Predominantly all of AEP's contracts for coal, gas and electricity, which are recorded on a settlement basis, do not meet the criteria of a financial derivative instrument, qualify as a normal purchase or sale, and are thereby exempt from the DIG guidance described above. Beginning July 1, 2001, the effective date of the DIG guidance, certain of AEP's fuel supply contracts with volumetric optionality that qualify as financial derivative instruments are marked to market with any gain or loss recognized in the income statement. The effect of initially adopting the DIG guidance at July 1, 2001, a favorable earnings mark-to-market effect of $18 million, net of tax, is reported as a cumulative effect of an accounting change on the income statement.

3.      ACQUISITIONS AND SALES OF ASSETS

        Sale of Generating Assets - Affecting AEP

               As discussed in Note 3 of the 2000 Annual Report, the divestiture of 1,904 MW of generating capacity was required by the FERC and the PUCT as part of the approval of the merger. In March 2001 AEP completed the sale of Frontera, one of the generating plants required to be divested under the settlement agreements approved by the FERC. The sale proceeds were $265 million and resulted in an after tax gain of $46 million.

        Acquisition of Houston Pipe Line Company - Affecting AEP

               On June 1, 2001, AEP, through a wholly owned subsidiary, purchased Houston Pipe Line Company and Lodisco LLC for $727 million. The acquired assets include 4,200 miles of gas pipeline, a 30-year sublease of a gas storage facility and certain gas marketing contracts. The purchase method of accounting was used to record the acquisition. AEP recorded the assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price may be adjusted based upon completion of the appraisal process. The purchase method results in the assets and earnings of the acquired operations being included in AEP's consolidated financial statements from the purchase date.

        Acquisition of Lignite Mining Operations - Affecting AEP and SWEPCo

               On June 1, 2001, SWEPCo assumed mining operations at its jointly owned lignite reserves in Louisiana. To settle litigation, which is discussed in Note 8, SWEPCo paid $86 million to purchase the mining assets and rights of the previous mine operator and assumed existing mine reclamation liabilities. The lignite from the mine will continue to supply SWEPCo's jointly owned power plant. Management expects the acquisition to have minimal impact on results of operations.

        Sale of Generating Assets - Affecting AEP

               In July 2001 AEP, through a wholly owned subsidiary, sold its 50% interest in a 120-megawatt generating plant located in Mexico. The sale resulted in a third quarter after tax gain of approximately $11 million.

        Sale of Coal Mines - Affecting AEP and OPCo

               In July 2001 AEP and OPCo sold coal mines in Ohio and West Virginia and agreed to purchase approximately 34 million tons of coal from the purchaser of the mines through 2008. The sale had a nominal impact on results of operations.

        Acquisition of Coal Assets - Affecting AEP

               In October 2001 AEP acquired substantially all the assets of Quaker Coal Company as part of a bankruptcy proceeding settlement. AEP paid $101 million to Quaker's creditors and assumed additional liabilities of approximately $45 million. The acquisition includes property, coal reserves, mining operations and royalty interests in Colorado, Kentucky, Ohio, Pennsylvania and West Virginia. AEP will continue to operate the mines and facilities which employ over 800 individuals. The purchase method of accounting was used to record the acquisition. AEP recorded the assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price may be adjusted based upon completion of an appraisal process. The purchase method results in the assets and earnings of the acquired operations being included in AEP's consolidated financial statements from the purchase date.

        Acquisition of Barge Line - Affecting AEP

               On November 1, 2001, AEP, through a wholly owned subsidiary, acquired MEMCO Barge Line. The $270 million acquisition adds 1200 hopper barges and 30 towboats to AEP's existing barging fleet. MEMCO's 450 employees will continue to operate the barge line. The purchase method of accounting was used to record the acquisition. AEP recorded the assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price may be adjusted based upon completion of an appraisal process. The purchase method results in the assets and earnings of the acquired operations being included in AEP's consolidated financial statements from the purchase date.

4.      RATE MATTERS

        Texas Fuel Costs - Affecting AEP, CPL, SWEPCo and WTU

            As discussed in Note 5 of the 2000 Annual Report, AEP's Texas electric operating companies experienced natural gas fuel price increases which resulted in under-recoveries of fuel costs.

            Fuel recovery for Texas utilities is a multi-step procedure. When fuel costs change, utilities file with the PUCT for authority to adjust fuel factors. If a utility's prior fuel factors result in an over- or under-recovery of fuel, the utility will also request a surcharge factor to refund or collect that amount. While fuel factors are intended to recover all fuel-related costs, final settlement of these accounts are subject to reconciliation and approval by the PUCT.

            Fuel reconciliation proceedings determine whether fuel costs incurred and collected during the reconciliation period were reasonable and necessary. All fuel costs incurred since the prior reconciliation date are subject to PUCT review and approval. If material amounts are determined to be unreasonable and ordered to be refunded to customers, results of operations and cash flows would be negatively impacted.

            According to Texas Restructuring Legislation, fuel cost in the Texas jurisdiction after 2001 will no longer be subject to PUCT review and reconciliation. During 2002 CPL will file a final fuel reconciliation with the PUCT to reconcile its fuel costs through the period ending December 31, 2001. The ultimate recovery of deferred fuel balances at December 31, 2001 will be decided as part of CPL's 2004 true-up proceeding. If the final under-recovered fuel balances or any amounts incurred but not yet reconciled are disallowed, it would have a negative impact on results of operations.

            In October 2001 the PUCT delayed the start of customer choice in the SPP area of Texas. Portions of SWEPCo's and WTU's service territories are in the SPP. The effect of the delay on fuel recovery is being reviewed by the PUCT and management. The PUCT has not announced how the delay will be applied to WTU whose customers are in SPP and ERCOT.

            The following table lists the status of Texas jurisdictional reconciliation, total fuel cost subject to reconciliation, under-recovered fuel balances and the remaining fuel surcharge by company:

                                           Fuel cost subject to      Under-recovered
                    Reconciliation         reconciliation at         fuel balances at           Remaining authorized
      Company       completed through      September 30, 2001        September 30, 2001         fuel surcharge
      -------       -----------------      ------------------        ------------------         --------------

      CPL           June     30, 1998      $1.6 billion              $11 million                   NONE
      SWEPCo        December 31, 1999       283 million               18 million                $6 million
      WTU           June     30, 1997       641 million               51 million                 3 million

            Under Texas restructuring, newly organized retail electric providers will make sales to consumers beginning in January 1, 2002. These sales will be at fixed rates during a transition period from 2002 through 2006. However, the fuel cost component of a retail electric providers' fixed rates will be subject to prospective adjustment twice a year based upon changes in a natural gas price index. As part of the preparation for customer choice, CPL, SWEPCo and WTU filed their proposed fuel factors to be implemented as part of the fixed rates effective January 1, 2002. The filings are pending at the PUCT.

      Status of Rate Filings
      Central Power and Light

            In January 2001 CPL filed an application with the PUCT to implement a $175.9 million increase in fuel factors over the ten months March 2001 through December 2001. In addition, to collect its under-recovered fuel costs, CPL proposed to implement an interim fuel surcharge of $51.8 million, which includes accumulated interest on unrecovered amounts. The PUCT approved in April 2001 the implementation of a $170.5 million increase in fixed fuel factors. The PUCT voted to defer implementation of the requested fuel surcharge until the final fuel reconciliation, which occurs as part of the 2004 true-up proceeding.

      Southwestern Electric Power Company

            In November 2000 SWEPCo filed with the PUCT to increase its fuel factors effective January 2001 and to collect previously under-recovered fuel costs over a six-month period through a proposed interim fuel surcharge, which includes accumulated interest on previous unrecovered fuel costs. The PUCT approved an increase in SWEPCo's fuel factors of $12 million and the implementation of a fuel surcharge of $11.8 million from February to July 2001.

            In May 2001 SWEPCo filed an application to increase its fuel factors by $4.3 million. The application also proposed a fuel surcharge of $18.3 million, which includes accumulated interest on previous unrecovered fuel costs. The PUCT approved in August 2001 a unanimous stipulation, requiring SWEPCo to withdraw its fuel factors request and to implement a surcharge of $10.7 million for unrecovered fuel. The PUCT deferred the remaining $6.8 million balance of unrecovered fuel until a later proceeding.

      West Texas Utilities

            In April 2001 the PUCT approved new fuel factors for WTU to collect $43.4 million of increased fuel costs from March through December 2001. WTU implemented the increase in its fuel factors in March 2001 after an Administrative Law Judge approved a settlement of WTU's application. WTU's original application, in January 2001, had requested a $46.5 million increase in its fuel factors.

            In March 2001 WTU filed with the PUCT to implement a fuel surcharge for under-recovered fuel costs of $59.5 million including interest on previous unrecovered fuel costs. WTU requested that the surcharge be effective May 2001 through December 2001. In October 2001 the PUCT deferred consideration of WTU's fuel recovery until the 2004 true-up proceeding.

      Texas Transmission Rates - Affecting AEP, CPL and WTU

            On June 28, 2001, the Supreme Court of Texas ruled that the transmission pricing mechanism created by the PUCT in 1996 was invalid. The court upheld an appeal filed by unaffiliated Texas utilities that the PUCT exceeded its statutory authority to set such rates for the period January 1, 1997 through August 31, 1999. Effective September 1, 1999, the legislature granted this authority to the PUCT. CPL and WTU were not parties to the case. However, the companies' transmission sales and purchases were priced using the invalid rates. It is unclear what action the PUCT will take to respond to the court's ruling. If the PUCT changes rates retroactively, the result could have a material impact on results of operations and cash flows for CPL and WTU.

      FERC Transmission Rates - Affecting AEP, CPL, PSO, SWEPCo and WTU

            In November 2001 FERC issued an order requiring CPL, PSO, SWEPCo and WTU to submit revised open access transmission tariffs, and calculate and issue refunds for overcharges from January 1, 1997. The order resulted from a remand by an appeals court of a tariff compliance filing order issued in November 1998 that had been appealed by certain customers. The companies are evaluating the order and its impact on results of operations and cash flows.

      Excess Earnings - Affecting AEP, CPL, SWEPCo and WTU

            In March 2001 CPL, SWEPCo and WTU filed their Annual Report of Excess Earnings for 2000 with the PUCT. In July 2001 the companies received notice that the Staff of the PUCT and the Office of Public Utility Counsel (OPC) disagreed with the reports as filed. The Staff and OPC took exception to certain adjustments made by the companies. OPC also took exception to the application of certain sections of the law as it pertains to the calculation of revenue within the report.

            The PUCT issued a final order in September 2001 and the companies recorded adjustments to match estimated provisions with final amounts.

            The companies requested a rehearing on the proper determination of excess earnings which the PUCT denied. In October 2001 the companies filed in district court seeking judicial review of the PUCT's determination of excess earnings. A decision from the court is not expected until 2002.

5.    INDUSTRY RESTRUCTURING
      ----------------------

            As discussed in the 2000 Annual Report, restructuring legislation has been enacted in seven of AEP's eleven state retail electric jurisdictions. The legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the generation of electricity.

      Ohio Restructuring - Affecting AEP, CSPCo and OPCo

            Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. The PUCO approved alternative suppliers (many of whom remain inactive) to compete for CSPCo's and OPCo's customers. Virtually all customers continue to be served by CSPCo and OPCo.

            In accordance with the Ohio Act, CSPCo and OPCo implemented rate reductions of 5% for the generation portion of residential rates effective January 1, 2001. The generation portion of retail rates, including fuel, will remain frozen until December 31, 2005 or the PUCO determines that a competitive market exists.

            On January 16, 2001, Shell Energy Services Company filed a Notice of Appeal with the Ohio Supreme Court challenging PUCO's approval of our transition settlement agreement including recovery of regulatory assets. Shell withdrew as an alternative retail supplier for Ohio. The PUCO's motion to dismiss Shell's appeal is pending before the Ohio Supreme Court. Management is unable to predict the outcome of this litigation. The resolution of this matter could negatively impact future results of operations and cash flows.

      Virginia Restructuring - Affecting AEP and APCo

            In accordance with its restructuring law, the Virginia jurisdiction will begin a transition to choice of electricity supplier for retail customers on January 1, 2002. The Virginia restructuring law requires filings to be made that outline the functional separation of generation from transmission and distribution and a rate unbundling plan. APCo filed its separation plan and rate unbundling plan with the Virginia SCC. Hearings were held in October 2001. Settlement agreements that resolved most issues except the assignment of the generation - related regulatory assets among functionally separated generation and delivery organizations are pending before the Virginia SCC. Presently, capped rates are sufficient to recover generation - related regulatory assets. Management is unable to predict the outcome of the hearings.

      Arkansas Restructuring - Affecting AEP and SWEPCo

            In 1999 Arkansas enacted legislation to restructure its electric utility industry. In February 2001 the Arkansas General Assembly passed legislation that was signed into law by the Governor to delay restructuring. The legislation extended the date for the start of retail electric competition to October 1, 2003 and provided the Arkansas Commission with the authority to delay that date for up to two additional years.

      Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU

            Texas Restructuring Legislation gives customers the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs including the final fuel recovery, net regulatory asset recovery, excess earnings offsets and other issues.

            As discussed in the 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 is still subject to challenge. In March 2000 CPL submitted a $1.1 billion estimate of stranded costs. After hearings on the submission, the PUCT issued in February 2001 an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. CPL disagrees with the ruling and has requested a rehearing.

            In April 2001 the PUCT issued an order requiring CPL to reduce distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. Currently the PUCT estimates that CPL will have no stranded costs and has ordered the rate reduction to return excess earnings. Management believes that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. Since CPL expensed excess earnings amounts in 1999, 2000 and 2001, the April order has no additional effect on reported net income. The amount to be refunded is recorded as a regulatory liability.

            As discussed in Note 7 of the 2000 Annual Report, the PUCT authorized the issuance of up to $797 million of bonds to securitize certain of CPL's regulatory assets. The PUCT's order that authorized the securization was appealed to the Supreme Court of Texas. On June 6, 2001, the Supreme Court upheld the PUCT's securitization order. The Court dismissed the plaintiffs' request for a rehearing. Management plans to issue the securitization bonds prior to January 1, 2002.

            On August 3, 2001, the Staff of the PUCT filed a Petition seeking a determination of whether electric operations in the SPP are ready for competition. This Petition affects parts of SWEPCo and WTU. Under the Texas Restructuring Legislation, the PUCT can delay the start of competition if the market and its participants are not prepared for competition. Under the law, certain situations indicate this lack of preparedness, and in Staff's opinion, those indicators are present for the SPP area. In October 2001 the PUCT ordered a delay in the start of retail competition in the SPP area of Texas and continued the pilot project in the SPP area. Management is evaluating the ramifications of this delay in the January 1, 2002 start date of competition for SWEPCo's and WTU's Texas operations in the SPP.

            A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce any excess earnings. STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability by a charge to earnings.

            In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could result in an extraordinary loss which could have a material adverse effect on results of operations, cash flows and possibly financial condition.

      Michigan Restructuring - Affecting AEP and I&M

            As discussed in the 2000 Annual Report, the Michigan Legislation gave the MPSC broad powers to implement customer choice. In compliance with MPSC orders, on June 5, 2001, I&M filed its proposed unbundled rates, open access tariffs and terms of service. On October 11, 2001, the MPSC issued an "Order Approving Settlement Agreement" which generally approved I&M's June 5, 2001 filing except for agreed upon modifications. In accordance with the settlement agreement, I&M agreed that recovery of implementation costs and regulatory assets would be determined in future proceedings. The settlement agreement did not modify the procedure for review of decommissioning cost recoveries. Customer choice commences on January 1, 2002.

            Management does not expect that I&M will incur material tangible asset impairments or regulatory asset write-offs. If I&M is not permitted to recover all or a portion of its generation-related regulatory assets, unrecorded decommissioning obligation, stranded costs or other implementation costs in future proceedings, it could result in an extraordinary loss that could have a material adverse effect on results of operations, cash flows and possibly financial condition.

      Oklahoma Restructuring - Affecting AEP and PSO

            In June 2001 the Oklahoma Governor signed into law a bill that delayed retail electric competition indefinitely. Under previously approved legislation, the start date for Oklahoma customer choice had been July 1, 2002.

6.       BUSINESS SEGMENTS

             AEP's three principal business segments and their respective activities are:

o Wholesale
   o  Generation  of  electricity  for sale to retail and  wholesale  customers
   o  Marketing  and trading of  electricity  and gas  worldwide,
   o Gas pipeline and storage services and other energy supply related businesses.
o Energy Delivery
   o  Domestic electric transmission,
   o  Domestic electric distribution.
o Other Investments
   o  Foreign electricity  generation  investments,
   o  Foreign electric distribution and supply investments,
   o  Telecommunication services.

             Amounts reported below for the three business segments include certain estimates and allocations where necessary.

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
        Nine months ended September 30, 2001 (in millions) Revenues from:
         External customers                                     $36,219    $ 2,599      $5,041      $ 3,219        $47,078
         Transactions with other operating segments               1,771         14         789       (2,574)         -
        Segment EBIT                                              1,387        810         201         (121)         2,277
        Total assets at September 30, 2001                       32,632     13,321       8,008       (1,142)        52,819

        Nine months ended September 30, 2000 Revenues from:
         External customers                                      21,908      2,428       1,550          (24)        25,862
         Transactions with other operating segments               1,214          1         503       (1,718)         -
        Segment EBIT                                                779        872         261         (244)         1,668
        Total assets at September 30, 2000                       23,574     11,918       5,306         (105)        40,693

             All of the registrant subsidiaries, except AEGCo, have two business segments. The segment results for each of these subsidiaries are reported in the table below. AEGCo has one segment, a wholesale generation business. AEGCo's results of operations are reported in AEGCo's financial statements.

                                      Nine Months Ended        September 30, 2001    Nine Months Ended
                                      September 30, 2001                             September 30, 2000   September 30, 2000
                                      ------------------                             ------------------   ------------------
                                  Revenues                                          Revenues
                                  From                                              From
                                  External          Segment                         External     Segment
                                  Customers         EBIT       Total Assets         Customers    EBIT          Total Assets
                                  ---------         ----                            ---------    ----
                                                   (in thousands)                                   (in thousands)
        Wholesale Segment
        APCo                         $5,385,003     $135,288     $3,066,057          $3,595,000     $ 119,458      $2,658,933
        CPL                           2,103,562      245,947      3,080,135           1,169,787       216,115       2,887,340
        CSPCo                         3,173,388      197,304      2,157,522           2,222,019       186,255       1,840,981
        I&M                           3,712,009      121,130      3,528,300           2,548,819     (124,079)       3,258,113
        KPCo                          1,282,741        4,516        638,684             841,129        10,171         540,291
        OPCo                          4,741,282      198,107      3,337,773           3,622,605       248,336       3,088,916
        PSO                           1,455,850       51,063        946,654             729,999        59,411         856,661
        SWEPCo                        1,626,283       73,034      1,304,534             782,780        33,247       1,130,548
        WTU                             682,956       12,410        432,338             332,458         8,548         393,230

        Energy Delivery Segment
        APCo                           $455,587     $165,744     $2,418,839            $425,792      $155,580      $2,097,656
        CPL                             384,290      120,376      2,212,194             380,246       129,952       2,073,726
        CSPCo                           358,984       81,452      1,213,606             300,455        69,692       1,035,552
        I&M                             241,581       91,305      1,592,600             231,691       103,294       1,470,643
        KPCo                            101,367       42,748        618,567              92,281        40,484         523,274
        OPCo                            405,352       78,516      1,861,251             346,225       109,428       1,722,479
        PSO                             208,911       75,360      1,054,728             195,739        80,581         954,461
        SWEPCo                          262,943       97,149      1,357,780             271,276       118,874       1,176,692
        WTU                             134,512       38,174        575,443             137,949        41,765         523,391

        Registrant Subsidiaries
        Company Total
        APCo                         $5,840,590      $301,032    $5,484,896          $4,020,792      $275,038      $4,756,589
        CPL                           2,487,852       366,323     5,292,329           1,550,033       346,067       4,961,066
        CSPCo                         3,532,372       278,756     3,371,128           2,522,474       255,947       2,876,533
        I&M                           3,953,590       212,435     5,120,900           2,780,510      (20,785)       4,728,756
        KPCo                          1,384,108        47,264     1,257,251             933,410        50,655       1,063,565
        OPCo                          5,146,634       276,623     5,199,024           3,968,830       357,764       4,811,395
        PSO                           1,664,761       126,423     2,001,382             925,738       139,992       1,811,122
        SWEPCo                        1,889,226       170,183     2,662,314           1,054,056       152,121       2,307,240
        WTU                             817,468        50,584     1,007,781             470,407        50,313         916,621

                  Management's intention is to structurally and functionally separate operations into regulated and non-regulated businesses. The vertically integrated generation-transmission-distribution operations of the utility companies in Ohio and Texas (CSPCo, OPCo, CPL and WTU) will be structurally separated into non-regulated wholesale and regulated energy delivery businesses. The remaining utility subsidiaries will to be grouped with AEP's regulated business. Management is currently in the process of obtaining the necessary regulatory approvals to implement this new business structure.

7.      FINANCING ACTIVITIES AND MINORITY INTEREST

               Long-term debt and other securities issuances and retirements during the first nine months of 2001 were:

                            Type                    Principal    Interest
        Company           of Debt                     Amount       Rate       Due Date
        -------           -------                   ---------    --------     --------
        Issuances                                 (in millions)    (%)
        ---------
        AEP               Senior Unsecured Notes      $  250      5.50(a)       2003
        AEP               Senior Unsecured Notes       1,000      6.125(a)      2006
        APCo              Senior Unsecured Notes         125       (b)          2003
        Non-Registrant
         AEP Subs.        Various                        171      Various       2001-2004
                                                      ------
        Total AEP System                              $1,546
                                                      ======

        Retirements
        APCo              First Mortgage Bonds         $  100     6-3/8         2001
        APCo              Senior Unsecured Notes           75     4.00-6.00     2001
        CPL               Trust Preferred Securities       12     8.00          2037
        CSP               First Mortgage Bonds             42     7.25          2002
        CSP               First Mortgage Bonds             14     7.15          2002
        CSP               First Mortgage Bonds             32     6.80          2003
        CSP               First Mortgage Bonds             15     6.60          2003
        CSP               First Mortgage Bonds             15     6.10          2003
        CSP               First Mortgage Bonds             24     6.55          2004
        CSP               First Mortgage Bonds             24     6.75          2004
        CSP               First Mortgage Bonds             33     8.70          2022
        CSP               First Mortgage Bonds             23     8.40          2022
        CSP               First Mortgage Bonds             20     7.45          2024
        CSP               First Mortgage Bonds             21     7.60          2024
        CSP               Junior Debentures                 2     8-3/8         2025
        CSP               Senior Unsecured Notes           12     6.85          2005
        I&M               First Mortgage Bonds             40     7.63          2001
        I&M               First Mortgage Bonds              5     7.35          2023
        KPCo              First Mortgage Bonds             20     8.95          2001
        KPCo              First Mortgage Bonds             40     8.90          2001
        OPCo              Senior Unsecured Notes           75     4.00-6.00     2001
        OPCo              Notes Payable                    30     6.20          2001
        OPCo              Finance Obligation               13     6.98          2001
        OPCo              First Mortgage Bonds             13     6.00          2003
        OPCo              First Mortgage Bonds             30     6.15          2003
        OPCo              First Mortgage Bonds             45     8.80          2022
        OPCo              First Mortgage Bonds             10     7.75          2023
        PSO               First Mortgage Bonds              6     5.91          2001
        PSO               First Mortgage Bonds              5     6.02          2001
        PSO               First Mortgage Bonds              9     6.02          2001
        Non-Registrant
         AEP Subs.        Various                         230     Various       2001
                                                       ------
        Total AEP System                               $1,035
                                                       ======

               In addition to the transactions reported in the table above, the following table lists intercompany issuances of debt and retirements of debt due to AEP Co., Inc.

                                                                    Interest
        Company               Type of Debt       Principal Amount     Rate         Due Date
        -------               ------------       ----------------     ----         --------
        Issuances                                  (in millions)      (%)
        ---------
        CSP                   Notes Payable            $  200          (c)              2002
        KPCo                  Notes Payable                60         6.501             2006
        KPCo                  Notes Payable                15         4.336             2003
        OPCo                  Notes Payable               240         6.501             2006
        OPCo                  Notes Payable                60         4.336             2003
        Non-Registrant
         AEP Subsidiaries     Notes Payable               575       4.336-6.501    2001-2006
                                                       ------
        Total AEP System                               $1,150
                                                       ======

        Retirements
        -----------
        Non-Registrant
         AEP Subsidiaries     Notes Payable               $50       4.336-6.501    2001-2006
                                                          ===

        (a) In May 2001, AEP issued $1.25 billion of debt consisting of $1 billion of senior notes and $250 million of putable callable notes. The interest rate on senior notes (due May 2006) is 6.125%. Additionally, AEP entered into an interest rate swap for a portion of the proceeds, which effectively converts a portion of this interest rate into LIBOR based floating rate through 2006. The putable callable notes (Series B notes) have a fixed interest rate of 5.5% until May 2003. At that date the Series B notes may be subject to call by a third party for purchase and remarketing, in which case the maturity would extend until may 2013. If the Series B notes are not called for remarketing, they will be redeemed.
        (b) A floating interest rate is determined quarterly. The rate on September 30, 2001 was 3.29%.
        (c) A floating interest rate is determined quarterly. The rate on September 30, 2001 was 3.265%.

        Other Financing Activities

               On May 24, 2001, AEP renewed its existing $2.5 billion 364-day revolving credit facility. AEP renews this facility annually and uses it, together with an existing $1 billion 5-year revolving credit which matures May 30, 2005 as an alternative means of funding for AEP's commercial paper program.

               On May 30, 2001, AEP Credit ceased to issue commercial paper and allowed its $2 billion unsecured revolving credit facility to mature. A $1.5 billion 364-day note purchase agreement, which closed on May 30, 2001, replaced Credit's funding needs. Bank-sponsored financings are funding this facility.

        Minority Interest in Subsidiaries

        AEP's minority interests at September 30, 2001 and 2000 include the following:
                                                      2001              2000
                                                      ----              ----
                                                          (in millions)
                  Funding Subsidiary                  $750               $ -
                  Nanyang General Light Electric Co.    20                17
                  Other                                  3                 3
                                                      ----               ---
                                                      $773               $20
                                                      ====               ===

                  In August 2001 AEP formed a funding subsidiary as a limited liability company and sold a non-controlling, preferred interest in such limited liability company to a third party for $750 million. The preferred interest receives a preferred return equal to an adjusted floating reference rate. The $750 million received replaces interim funding used to acquire Houston Pipe Line Company in June 2001(see Note
         3). The preferred interest is supported by pipeline assets and $325 million of a preferred stock interest in an AEP affiliate which is convertible, under certain circumstances, into $325 million of AEP common stock. AEP could elect not to have the transaction supported by the preferred stock of its affiliate if the preferred interest were reduced by $225 million. The results of operations, cash flows and financial position of the limited liability company are consolidated with AEP. The non-controlling preferred interest in the limited liability company is included on AEP's consolidated balance sheet line "Minority Interest in Subsidiaries."

8.      CONTINGENCIES

        Litigation

        Shareholders' Litigation - Affecting AEP

               In 2000 five complaints were filed against AEP seeking unspecified compensatory damages for alleged violations of federal securities laws. A court order consolidated the cases. However, the court has not determined if the plaintiffs represent a class consisting of all persons and entities who acquired AEP common stock between July 25, 1997 and June 25, 1999. On March 5, 2001, AEP filed a motion to dismiss the cases. All parties presented oral arguments on AEP's motion to dismiss on June 7, 2001. Management believes these shareholder complaints are without merit and intends to continue to oppose them. The outcome of this litigation or its impact on results of operations, cash flows or financial condition cannot be predicted.

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

               The litigation moved procedurally through the Texas Court System and was sent to mediation without resolution. CPL notified the other cities it serves of the pending class action suit. CPL has pledged to extend any final decision which determines an underpayment of franchise fees to cities who declined to participate in the suit. The court ruled that the class of plaintiffs would consist of approximately 30 cities and set a trial date.

               During the third quarter of 2001 the cities who declined to participate in the class action lawsuit reached an agreement with CPL to settle their claims. The agreement with approximately 95 cities requires CPL to pay a total of $8 million and releases CPL from any further liability. CPL recorded the liability in August 2001.

               In October 2001 CPL settled with the city of San Juan and the remaining class action cities for approximately $3 million. Management believes the court will approve the settlements and payments will be made before year-end.

        Texas Base Rate Litigation - Affecting AEP and CPL

               As discussed in the 2000 Annual Report, CPL has been involved in litigation concerning a 1997 PUCT base rate order.

               The primary issues were:
               o Classification of $800 million of invested capital at STP as excess cost over market (ECOM) earning a lower return than other generating property; and
               o    Disallowance of $18 million of affiliated service billings.

               In October 2001 the Texas Supreme Court denied our request to review this case. At this time, management is reviewing its options which includes seeking a rehearing. Management is unable to predict the final resolution of this litigation or its impact on results of operations or cash flows.

        Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo

               In May 2001 SWEPCo settled ongoing litigation concerning lignite mining in Louisiana. As discussed in Note 8 of the 2000 Annual Report, SWEPCo has been involved in litigation concerning the mining of lignite from jointly owned lignite reserves. SWEPCo and CLECO are joint owners of Dolet Hills Power Station Unit 1 and own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from these reserves. Since 1997 SWEPCo and CLECO have been involved in litigation with DHMV and its partners. In 2000 the parties agreed to settle the litigation. As part of the settlement, SWEPCo purchased DHMV's interest in the mining assets and mining rights for $86 million and assumed the related obligations for mine reclamation (See Note 3). The settlement agreement gives CLECO the option to acquire up to a 50% interest in the mining assets.

        Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo

               As discussed in the 2000 Annual Report, Federal EPA and a number of states alleged that AEP, APCo, CSPCo, I&M and OPCo modified certain generating units in violation of the Clean Air Act. The Federal EPA filed complaints against the companies in U.S. District Court for the Southern District of Ohio in 1999. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.

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

               In March 2001 the District Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints cannot be imposed. There is no time limit on claims for injunctive relief.

               In February 2001 the plaintiffs filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The Court denied the plaintiffs' motion as premature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

               In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition.

               In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned with CSPCo, reached a tentative agreement to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final
        settlement   is  reached,   CSPCo  will  be  unable  to  determine   the
        settlement's impact on its jointly owned facilities and its future results of operations and cash flows.

        NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo

               Federal EPA issued a rule (the NOx Rule) requiring substantial reductions in NOx emissions in a number of eastern states, including states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.

               The NOx Rule requires states to submit plans to comply with its provisions. Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans. Those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs. AEP and other utilities requested that the D.C. Circuit Court review this ruling.

               Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. After review, the D.C. Circuit Court upheld the
        Section 126 Rule.

               The D.C. Circuit Court instructed Federal EPA to justify methods used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. On August 24, 2001, the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responds to the Court's remand.

               The Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.

               In May 2001 selective catalytic reduction (SCR) technology to reduce NOx emissions on OPCo's Gavin Plant began operation. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant began in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.

               Preliminary estimates indicate that compliance for the AEP System with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures totaling approximately $1.6 billion. Estimated compliance costs by registrant subsidiaries are as follows:

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

               Since  compliance  costs cannot be estimated with certainty,  the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2000 Annual Report.

           REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS

        This is our combined presentation of management's discussion and analysis of financial condition, contingencies and other matters related to AEP and our subsidiary registrants. Management's discussion and analysis of results of operations for the three and nine month periods ended September 30, 2001 is presented with each registrants' financial statements elsewhere in this document.

FINANCIAL CONDITION
        Cash from operations and short-term borrowings provide working capital and meet other short-term cash needs. We generally use short-term borrowings to fund property acquisitions and construction until long-term funding mechanisms are arranged. Sources of long-term funding include issuance of common stock, minority interest or long-term debt and sale-leaseback or leasing agreements. We operate a money pool and sell accounts receivables to provide liquidity for the domestic electric subsidiaries. Short-term borrowings are supported by a bank-sponsored note purchase agreement and two revolving credit agreements. At September 30, 2001, approximately $1.4 billion was available for short-term borrowings. To facilitate corporate separation, AEP issued $1.25 billion of global notes in May 2001 (with intermediate maturities). The proceeds may be loaned to certain subsidiaries, primarily in Ohio and Texas, to allow them to reacquire debt with covenants that limit asset transfer or sale. Corporate separation will require the transfer of assets between legal entities.
        During the first nine months of 2001 cash from operations of $1.2 billion, the proceeds of the $1.25 billion global notes issuance and proceeds from the sale of a UK distribution company and two generating plants provided cash to purchase HPL until permanent funding was arranged, fund construction, retire debt and pay dividends. Major construction expenditures included amounts for a wind generation plant and emission control technology on several coal-fired generating units (see discussion in Note 8). During the third quarter of 2001, HPL's permanent financing was completed by an issuance of a minority interest which provided $735 million net of expenses. HPL's permanent financing will increase funds available for other corporate purposes.
        During the fourth quarter, Quaker Coal Co. and MEMCO Barge Line, Inc. were acquired using short-term borrowings and available cash. In October 2001, we announced our intent to acquire two coal-fired generating plants in the UK. The transaction is expected to be completed by the end of the year. Long-term financing for these three acquisitions will be arranged and announced as completed. Long-term funding arrangements are often complex and can not be completed immediately.
        Total consolidated plant and property additions including capital leases for the year-to-date period were $1.3 billion. The following table shows the additions by certain subsidiary registrants:

        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $188
        CPL                           159
        I&M                            66
        OPCo                          244
        SWEPCo                         77

Corporate Separation
        On July 24, 2001, we filed an application with the FERC requesting approval of transactions necessary to complete a restructuring of our regulated and unregulated operations. These transactions will enable us to implement our plans for corporate separation and allow us to meet the requirements of Texas and Ohio restructuring legislation. As part of the filed plan, AEP intends to transfer the generation assets from the integrated electric operating companies in Ohio and Texas (CSPCo, OPCo, CPL and WTU) to unregulated generation companies. The filed plan also proposes amendments of the power pooling agreements for all operating companies. Only those operating companies that continue to exist as integrated utilities would be included in the amended power pooling agreements, which would govern energy exchanges among members and off system purchases and sales. In order to execute this separation, we may be required to retire various debt securities of CSPCo, OPCo, CPL and WTU.
         In September 2001 CSPCo reacquired $263 million first mortgage bonds and OPCo reacquired $97.5 million of first mortgage bonds in open market transactions. CSPCo and OPCo used funds borrowed from AEP to reacquire the bonds. First mortgage bond retirements will lower the amount of debt funded under mortgage indenture covenants. The lower mortgage debt should facilitate transfer of assets from one subsidiary to another.

RTO Formation
         As discussed in Note 3 of the 2000 Annual Report, FERC Order No. 2000 and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW Merger required the transfer of control of our transmission system to an RTO. Certain AEP subsidiaries are participating in the formation of the Alliance RTO, other subsidiaries are member of ERCOT or the SPP. Subsidiaries who are members of the SPP are evaluating their options for RTO membership following the SPP's announcement of its intention to merge with the MISO.
         In 2001 the Alliance companies and MISO entered into a settlement addressing transmission pricing and other "seams" issues between the two RTOs. The FERC also has expressed its opinion that four large RTO regions serving the continental US will better support competition and reliability of electric service. FERC is re-evaluating the functions that should be exercised by RTOs, as expressed in Order No. 2000, and has formed federal/state panels to examine the issue. It has extended the December 15, 2001 deadline set forth in Order No. 2000 for RTOs to become operational, and has stated that it will substitute a new timeline. Certain state regulatory commissions have taken exception to the FERC's actions. Louisiana's commission ordered utilities it regulates, including SWEPCo, to file to show the advantage of large RTOs to their customers.
         Management is unable to predict the outcome of these activities and proceedings or their impact on the timing and operation of RTOs or our results of operations and cash flows.

OTHER MATTERS
Industry Restructuring
         As discussed in Note 5 and our 2000 Annual Report, seven of our eleven state retail jurisdictions enacted restructuring legislation. The legislation provides for a transition from cost-based regulation of bundled electric service to unbundled generation and energy delivery functions with customer choice and market pricing for the supply of electricity.

Ohio  Restructuring  - Affecting AEP, CSPCo and OPCo
           Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. The PUCO approved alternative suppliers (many of whom remain inactive) to compete for CSPCo's and OPCo's customers. CSPCo and OPCo continue to serve virtually all customers.
           In accordance with the Ohio Act, CSPCo and OPCo implemented rate reductions of 5% for the generation portion of residential rates effective January 1, 2001. Retail rates, including fuel, will remain frozen until December 31, 2005 or the PUCO determines that a competitive market exists.
         An alternative supplier (who has since withdrawn from Ohio competition) filed a Notice of Appeal with the Ohio Supreme Court challenging PUCO's approval of our transition settlement agreement including recovery of regulatory assets. A PUCO motion to dismiss this appeal is pending before the Ohio Supreme Court. Management is unable to predict the outcome of this litigation. The resolution of this matter could negatively impact our future results of operations and cash flows. Virginia Restructuring - Affecting AEP and APCo
           In accordance with its restructuring law, the Virginia jurisdiction will begin a transition to choice of electricity supplier for retail customers on January 1, 2002. The Virginia restructuring law requires filings to be made that outline the functional separation of generation from transmission and distribution and a rate unbundling plan. APCo filed its separation plan and rate unbundling plan with the Virginia SCC. Hearings were held in October 2001. Settlement agreements that resolved most issues except the assignment of the generation - related regulatory assets among functionally separated generation and delivery organizations are pending before the Virginia SCC. Presently, capped rates are sufficient to recover generation - related regulatory assets. We are unable to predict the outcome of the hearings.
Arkansas Restructuring - Affecting AEP and SWEPCo
         In 1999 Arkansas enacted legislation to restructure its electric utility industry. In 2001 legislation which extended the date for the start of retail electric competition to October 1, 2003 and provided the Arkansas Commission with the authority to delay that date for up to two additional years became law.

Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU
        Texas Restructuring Legislation gives customers the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs including the final fuel recovery, net regulatory asset recovery, excess earnings offsets and other issues.
         As discussed in our 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 is still subject to challenge. In March 2000 CPL submitted a $1.1 billion estimate of stranded costs. After hearings on the submission, the PUCT issued in February 2001 an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. We disagree with the ruling and have requested a rehearing.
         In April 2001 the PUCT issued an order requiring CPL to reduce its distribution rates by $54.8 million for five-years beginning in January 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. Currently the PUCT estimates that CPL will have no stranded costs and has ordered the rate reduction to return excess earnings. We believe that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. Since CPL expensed excess earnings amounts in 1999, 2000 and 2001, the April order had no additional effect on reported net income. The amount to be refunded is recorded as a regulatory liability.
         As discussed in Note 7 of our 2000 Annual Report, the PUCT authorized the issuance of up to $797 million of bonds to securitize certain of CPL's regulatory assets. The PUCT's order that authorized the securization was appealed to the Supreme Court of Texas. On June 6, 2001, the Supreme Court upheld the PUCT's securitization order. The Court dismissed the plaintiffs' request for a rehearing. We plan to issue the securitization bonds in the near term.
         In October 2001, the PUCT delayed the start of retail competition in the SPP area of Texas (see Note 5). We are evaluating the ramifications of this delay in the January 1, 2002 start date of competition for our SWEPCo and WTU Texas operations in the SPP.
         A Texas settlement agreement in connection with our merger with CSW permits CPL to apply up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce any excess earnings. STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability by a charge to earnings.
         In the event CPL, SWEPCo, and WTU are unable, after the 2004 true-up proceeding, to recover their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Michigan Restructuring - Affecting AEP and I&M
         The Michigan Legislation gave the MPSC broad powers to implement customer choice. We filed proposed unbundled rates, open access tariffs and terms of service in June 2001. In October 2001 the MPSC approved a settlement agreement related to our filing to implement customer choice on January 1, 2002. We agreed that recovery of implementation costs and regulatory assets would be determined in future proceedings and recovery of nuclear decommissioning costs would continue to be reviewed separately.

         We do not expect to incur material tangible asset impairments or regulatory asset write-offs. If we are not permitted to recover all or a portion of our generation-related regulatory assets, unrecorded decommissioning obligation, stranded costs or other implementation costs in future proceedings, it could have a material adverse effect on our results of operations, cash flows and possibly financial condition.

Oklahoma Restructuring - Affecting AEP and PSO
        In June 2001 the Oklahoma Governor signed into law a bill that delayed retail electric competition indefinitely from its previously scheduled start date of July 1, 2002.

Litigation
----------
Shareholders' Litigation - Affecting AEP
        In 2000 five complaints were filed against us seeking unspecified compensatory damages for alleged violations of federal securities laws (see Note
8). We believe these shareholder complaints are without merit and intend to continue to oppose them. The outcome of this litigation or its impact on our results of operations, cash flows or financial condition cannot be predicted.

Municipal Franchise Fee Litigation - Affecting AEP and CPL
        In August and October 2001 CPL reached agreement to settle ongoing litigation related to municipal franchise fees with 125 cities in its service territory. The agreements require CPL to pay approximately $11 million. The agreements are subject to approval by the court which management expects to occur before year-end.

Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo
        In May 2001 SWEPCo settled ongoing litigation concerning the mining of lignite from reserves jointly owned with CLECO. As part of the settlement, SWEPCo purchased the mine operator's interest in mining assets and mining rights for $86 million and assumed the related obligations for mine reclamation (see
Note 3). The settlement agreement gives CLECO the option to acquire up to a 50% interest in the mining assets.

Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, I&M,
   and OPCo
        As discussed in our 2000 Annual Report and Note 8, Federal EPA, a number of states and certain special interest groups alleged that AEP, APCo, CSPCo, I&M, and OPCo modified certain generating units over a 20 year period in violation of the Clean Air Act.
        Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant. We believe our maintenance, repair and replacement activities were in conformity with the Clean Air Act and intend to vigorously pursue our defense.
        The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). In March 2001 the District Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints, cannot be imposed. There is no time limit on claims for injunctive relief.

        If we do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition.
        An unaffiliated utility which operates certain plants jointly owned by CSPCo, reached a tentative agreement to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing and a final settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and future results of operations and cash flows.

NOx Reductions - Affecting AEP, APCo, CPL, I&M, OPCo and SWEPCo
        Federal EPA issued a rule (the NOx Rule) and granted petitions filed by certain northeastern states (the Section 126 Rule) requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located (see Note 8). The compliance date for the NOx Rule is May 31, 2004.
        Federal EPA ruled that eleven states, including states in which APCo's, I&M's and OPCo's generating units are located, failed to submit approvable plans to comply with the NOx Rule. This ruling means that those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs. A request for the D.C. Circuit to review this ruling is pending.
        The D.C. Circuit Court instructed Federal EPA to justify methods used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. In response to AEP and other utilities request for the D.C. Circuit Court to suspend the May 2003 compliance date of the Section 126 Rule, the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responds to the Court's remand.
        The Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.
        In May 2001 selective catalytic reduction (SCR) technology to reduce NOx emissions on OPCo's Gavin Plant began operation. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant began in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.
        Preliminary estimates indicate that our compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures totaling approximately $1.6 billion.

        The following table shows the estimated compliance cost for certain of AEP's subsidiary registrants.
        Company               Amount
        -------               ------
                     (in millions)

        APCo              $365
        CPL                 57
        I&M                202
        OPCo               606
        SWEPCo              28
        Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital or operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

New Accounting Standards
        The FASB recently issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill And Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment upon SFAS 142 implementation and annually thereafter. Amortization of goodwill and other intangible assets with indefinite lives will cease with our implementation of SFAS 142 beginning January 1, 2002. The amortization of goodwill reduced our net income $35 million for the nine months ended September 30, 2001. We have not determined the impact of adopting the other provision of these standards.
        SFAS 143, "Accounting for Asset Retirement Obligations," will become effective for us beginning January 1, 2003. SFAS 143 establishes accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. We are currently evaluating the provisions of the standard and determining its impact on results of operations, financial condition and cash flows.
        In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which sets forth the accounting to recognize and measure an impairment loss. This standard replaces the previous standard, SFAS 121, "Accounting for the Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS 144 will apply to us in January 2002. We do not expect the implementation of SFAS 144 to materially affect results of operations or cash flows.

                QUALITATIVE AND QUANTITATIVE DISCLOSURES ON RISK

RISK MANAGEMENT
        AEP and its registrant subsidiaries are subject to risks in their day to day operations. The risks and correlating strategies are:

Risk                                 Description                                        Strategy
----                                 -----------                                        --------
Market Risk                          Volatility in commodity prices                     Trading and hedging
Interest Rate Risk                   Changes in Interest rates                          Hedging
Foreign Exchange Risk                Fluctuations in foreign currency rates             Hedging
Credit Risk                          Non-performance on contracts with                  Guarantees, Collateral
                                     counter parties

        AEP's strategies of trading, hedging and credit risk management to mitigate various risks have not materially changed since
December 31, 2000.

Commodity Price Risk
        We employ physical forward purchase and sale contracts, exchange futures and options, over-the-counter options, swaps, and other derivative contracts to offset market risk. AEP's internationally based electric distribution utilities hedge market risk through forward commodity contracts.

Interest Rate Risk
        Fair value and cash flow hedge contracts mitigate changes in interest rates on short and long-term debt of AEP, KPCo, and I&M. CitiPower uses interest rate swaps for the same purpose.

Foreign Exchange Risk
        AEP, KPCo, and OPCo employ cash flow forward hedge contracts to lock-in prices on purchased assets denominated in foreign currencies. International subsidiaries use currency swaps to hedge fluctuations in debt transactions. We do not hedge all foreign currency exposure.

Credit Risk
        AEP limits credit risk by accepting primarily investment grade counter parties. We also require cash deposits, letters of credit and affiliate guarantees as collateral from certain counter parties in case of adverse market conditions.
        We trade electricity and gas contracts with numerous counter parties. Since our energy trading contracts are based on changes in market prices of the related commodities, our exposures can change. We believe that our credit and market exposures with any one counter party is not material.

QUANTITATIVE MARKET RISK
        We employ policies and procedures to identify, assess and manage market risk exposure. One procedure is the risk measurement model Value at Risk (VaR). VaR is used daily to measure and monitor trading risk. VaR operates on the variance - covariance method using historical prices to estimate volatility and correlation and assumes a 95% confidence level and a one-day holding period.

        The following table represents the high, average and low VaRs for AEP's electric and gas trading activities and electric trading for its registrant subsidiaries. VaR for AEP and Registrant Subsidiaries:

                 Nine Months Ended       Year Ending
                    September 30,        December 31,
                        2001                  2000
                        ----                  ----
                 High Average Low      High Average Low
                   (in millions)         (in millions)

AEP              $28   $14    $5       $32   $10    $1
APCo               2     1     1         6     2     -
CPL                1     1     -         4     1     -
CSPCo              1     1     -         3     1     -
I&M                1     1     -         4     1     -
KPCo               -     -     -         1     -     -
OPCo               2     1     -         5     2     -
PSO                1     1     -         3     1     -
SWEPCo             1     1     -         4     1     -
WTU                -     -     -         1     -     -

        Near term changes in commodity prices are not expected to materially affect our results of operations, cash flows and financial conditions.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 12 - Computation of Consolidated Ratio of Earnings to
                            Fixed Charges.

        (b)    Reports on Form 8-K:

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



  By: /s/ Armando A. Pena       By: /s/ Joseph M. Buonaiuto
      -----------------------       -----------------------------------------
          Armando A. Pena               Joseph M. Buonaiuto
          Treasurer                     Controller and Chief Accounting Officer



Date: November 12, 2001