Form 10-K
period 2001-12-31
AMERICAN ELECTRIC POWER CO INC
filed 2002-03-29
CIK 4904

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ______________



COMMISSION       REGISTRANTS; STATES OF INCORPORATION;                               I.R.S.  EMPLOYER
FILE NUMBER      ADDRESS AND TELEPHONE NUMBER                                        IDENTIFICATION NOS.
-----------      ----------------------------                                       -------------------
1-3525           AMERICAN ELECTRIC POWER COMPANY, INC.  (A New York Corporation)         13-4922640
0-18135          AEP GENERATING COMPANY (An Ohio Corporation)                            31-1033833
1-3457           APPALACHIAN POWER COMPANY (A Virginia Corporation)                      54-0124790
0-346            CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)                   74-0550600
1-2680           COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)                   31-4154203
1-3570           INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)                 35-0410455
1-6858           KENTUCKY POWER COMPANY (A Kentucky Corporation)                         61-0247775
1-6543           OHIO POWER COMPANY (An Ohio Corporation)                                31-4271000
0-343            PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)            73-0410895
1-3146           SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)            72-0323455
0-340            WEST TEXAS UTILITIES COMPANY (A Texas Corporation)                      75-0646790
                 1 Riverside Plaza, Columbus, Ohio 43215
                 Telephone (614) 223-1000


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X. No.
                                                  ---

     Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company. Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                        ---

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                                                   NAME OF EACH EXCHANGE
     REGISTRANT                      TITLE OF EACH CLASS                            ON WHICH REGISTERED
     ----------                      -------------------                            -------------------

AEP Generating Company      None

American Electric           Common Stock,
  Power Company, Inc.           $6.50 par value.................................  New York Stock Exchange

Appalachian Power           8-1/4% Junior Subordinated Deferrable
  Company                        Interest Debentures, Series A, Due  2026.......  New York Stock Exchange
                            8% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due  2027.......  New York Stock Exchange
                            7.20% Senior Notes, Series A, Due 2038..............  New York Stock Exchange
                            7.30% Senior Notes, Series B, Due 2038................New York Stock Exchange

Columbus Southern           8-3/8% Junior Subordinated Deferrable
  Power Company                  Interest Debentures, Series A, Due 2025........  New York Stock Exchange
                            7.92% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due 2027........  New York Stock Exchange

CPL Capital I               8.00% Cumulative Quarterly Income
                                 Preferred Securities,  Series A, Liquidation
                                 Preference $25 per Preferred Security............New York Stock Exchange

Indiana Michigan            8% Junior Subordinated Deferrable
  Power Company                  Interest Debentures, Series A, Due 2026........  New York Stock Exchange
                            7.60% Junior Subordinated Deferrable
                                 Interest Debentures, Series B, Due 2038..........New York Stock Exchange

Kentucky Power              8.72% Junior Subordinated Deferrable
  Company                        Interest Debentures, Series A, Due 2025........  New York Stock Exchange

Ohio Power Company          8.16% Junior Subordinated Deferrable
                                 Interest Debentures, Series A, Due 2025........  New York Stock Exchange
                            7.92% Junior Subordinated Deferrable
                                 Interest Debentures  Series B, Due 2027..........New York Stock Exchange
                            7-3/8% Senior Notes, Series A, Due 2038.............  New York Stock Exchange

PSO Capital I               8.00% Trust Originated Preferred
                                 Securities, Series A, Liquidation
                                 Preference $25 per Preferred Security..........  New York Stock Exchange

SWEPCo Capital I            7.875% Trust Preferred Securities,
                                 Series A,  Liquidation amount $25
                                 per Preferred Security.........................  New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


         REGISTRANT                                TITLE OF EACH CLASS
         ----------                                -------------------
AEP Generating Company                             None
American Electric Power Company, Inc.              None
Appalachian Power Company                          None
Central Power and Light Company                    4.00% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                   4.20% Cumulative Preferred Stock, Non-Voting, $100 par value
Columbus Southern Power Company                    None
Indiana Michigan Power Company                     4.125% Cumulative Preferred Stock, Non-Voting, $100 par value
Kentucky Power Company                             None
Ohio Power Company                                 4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma                 None
Southwestern Electric Power Company                4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                   4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                   5.00% Cumulative Preferred Stock, Non-Voting, $100 par value
West Texas Utilities Company                       None



                                                 AGGREGATE MARKET VALUE
                                                OF VOTING AND NON-VOTING         NUMBER OF SHARES
                                                   COMMON EQUITY HELD             OF COMMON STOCK
                                                  BY NON-AFFILIATES OF            OUTSTANDING OF
                                                   THE REGISTRANTS AT           THE REGISTRANTS AT
                                                       FEBRUARY 1, 2002          FEBRUARY 1, 2002
                                                ------------------------        ------------------

AEP Generating Company                                    None                         1,000
                                                                                ($1,000 par value)
American Electric Power Company, Inc.               $13,478,213,062                 322,368,167
                                                                                 ($6.50 par value)
Appalachian Power Company                                 None                      13,499,500
                                                                                  (no par value)
Central Power and Light Company                           None                       6,755,535
                                                                                  ($25 par value)
Columbus Southern Power Company                           None                      16,410,426
                                                                                  (no par value)
Indiana Michigan Power Company                            None                       1,400,000
                                                                                  (no par value)
Kentucky Power Company                                    None                       1,009,000
                                                                                  ($50 par value)
Ohio Power Company                                        None                      27,952,473
                                                                                  (no par value)
Public Service Company of Oklahoma                        None                       9,013,000
                                                                                  ($15 par value)
Southwestern Electric Power Company                       None                       7,536,640
                                                                                  ($18 par value)
West Texas Utilities Company                              None                       5,488,560
                                                                                  ($25 par value)



     NOTE ON MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES

     American Electric Power Company, Inc. owns, directly or indirectly, all of the common stock of AEP Generating Company, Appalachian Power Company, Central Power and Light Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company (see Item 12 herein).

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                                 PART OF FORM 10-K
                                                                                INTO WHICH DOCUMENT
DESCRIPTION                                                                       IS INCORPORATED
-----------                                                                     -------------------
Portions of Annual Reports of the following companies for the fiscal year            Part II
ended December 31, 2001:

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

Portions of Proxy Statement of American Electric Power Company, Inc. for             Part III
2002 Annual Meeting of Shareholders, to be filed within 120 days after
December 31, 2001

Portions of Information Statements of the following companies for 2002               Part III
Annual Meeting of Shareholders, to be filed within 120 days after December
31, 2001:

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

================================================================================

TABLE OF CONTENTS


                                                                                           PAGE
                                                                                          NUMBER
                                                                                         --------

Glossary of Terms......................................................................       i

Forward-Looking Information............................................................       1

PART I
      Item      1.  Business.............................................................     2
      Item      2.  Properties...........................................................    35
      Item      3.  Legal Proceedings....................................................    39
      Item      4.  Submission of Matters to a Vote of Security Holders..................    40
      Executive Officers of the Registrants..............................................    40

PART II
      Item      5.  Market for Registrant's Common Equity and Related
                         Stockholder Matters...........................................      42
      Item      6.  Selected Financial Data............................................      42
      Item      7.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition.............................      42
      Item     7A.  Quantitative and Qualitative Disclosures About Market Risk ...Risk       43
      Item      8.  Financial Statements and Supplementary Data........................      43
      Item      9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure.........................      43

PART III
      Item     10.  Directors and Executive Officers of the Registrants................      43
      Item     11.  Executive Compensation.............................................      44
      Item     12.  Security Ownership of Certain Beneficial Owners
                         and Management................................................      45
      Item     13.  Certain Relationships and Related Transactions.....................      46

PART IV
      Item     14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K...................................................      46

Signatures.............................................................................      49

Index to Financial Statement Schedules.................................................     S-1

Independent Auditors' Report...........................................................     S-2

Exhibit Index..........................................................................     E-1


                                GLOSSARY OF TERMS

     The following abbreviations or acronyms used in this Form 10-K are defined below:


   ABBREVIATION OR ACRONYM                              DEFINITION
   -----------------------                              ----------
AEGCo................................... AEP Generating Company, an electric utility subsidiary of  AEP.
AEP .................................... American Electric Power Company, Inc.
AEP System or the System................ The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AFUDC................................... Allowance for funds used during construction.  Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of return on other funds when so used.
APCo.................................... Appalachian Power Company, an electric utility subsidiary of AEP.
Btu..................................... British thermal unit.
Buckeye................................. Buckeye Power, Inc., an unaffiliated corporation.
C3...................................... C3 Communications, Inc.
CAA..................................... Clean Air Act.
CAAA.................................... Clean Air Act Amendments of 1990.
CCD Group............................... CSPCo, CG&E and DP&L.
CERCLA.................................. Comprehensive Environmental Response, Compensation and Liability Act of 1980.
CG&E.................................... The Cincinnati Gas & Electric Company, an unaffiliated utility company.
CO2..................................... Carbon dioxide.
Cook Plant.............................. The Donald C. Cook Nuclear Plant, owned by I&M, located near Bridgman, Michigan.
CPL..................................... Central Power and Light Company, an electric utility subsidiary of AEP.
CSPCo................................... Columbus Southern Power Company, an electric utility subsidiary of AEP.
CSW....................................  Central and South West Corporation.
DOE..................................... United States Department of Energy.
DP&L.................................... The Dayton Power and Light Company, an unaffiliated utility company.
East Zone Companies of AEP.............. APCo, CSPCo, I&M, KEPCo and OPCo.
ERCOT................................... Electric Reliability Council of Texas.
EWG..................................... Exempt wholesale generator.
Federal EPA............................. United States Environmental Protection Agency.
FERC.................................... Federal Energy Regulatory Commission (an independent commission within the DOE).
FUCO.................................... Foreign utility company as defined by PUHCA.
I&M..................................... Indiana Michigan Power Company, an electric utility subsidiary of AEP.
IURC.................................... Indiana Utility Regulatory Commission.
KEPCo................................... Kentucky Power Company, an electric utility subsidiary of AEP.
MTM..................................... Mark-to-market.
NOx..................................... Nitrogen oxide.
NPDES................................... National Pollutant Discharge Elimination System.
NRC..................................... Nuclear Regulatory Commission.
Ohio EPA................................ Ohio Environmental Protection Agency.
OPCo...................................  Ohio Power Company, an electric utility subsidiary of  AEP.
OVEC.................................... Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo own a 44.2% equity interest.
PCBs.................................... Polychlorinated biphenyls.



   ABBREVIATION OR ACRONYM                              DEFINITION
   -----------------------                              ----------
PSO..................................... Public Service Company of Oklahoma, an electric utility subsidiary of AEP.
PUCO.................................... The Public Utilities Commission of Ohio.
PUHCA................................... Public Utility Holding Company Act of 1935, as amended.
QF...................................... Qualifying facility as defined in the Public Utility Regulatory Policies Act of 1978.
RCRA.................................... Resource Conservation and Recovery Act of 1976, as amended.
Rockport Plant.......................... A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana.
SEC..................................... Securities and Exchange Commission.
SEEBOARD................................ SEEBOARD Group plc, Crawley, West Sussex, United Kingdom.
Service Corporation..................... American Electric Power Service Corporation, a service subsidiary of AEP.
SO2..................................... Sulfur dioxide.
SO2 Allowance........................... An allowance to emit one ton of sulfur dioxide granted under the Clean Air  Act
                                            Amendments of 1990.
SPP..................................... Southwest Power Pool.
STPNOC.................................. STP Nuclear Operating Company, a non-profit Texas corporation which operates STP on behalf of its joint owners including CPL.
SWEPCo.................................. Southwestern Electric Power Company, an electric utility subsidiary of AEP.
TVA .................................... Tennessee Valley Authority.
Vale.................................... Empresa De Electricidade Vale Paranapanema SA, a Brazilian Electric Distribution
                                            Company.
VEPCo................................... Virginia Electric and Power Company, an unaffiliated utility company.
Virginia SCC............................ Virginia State Corporation Commission.
West Virginia PSC....................... Public Service Commission of West Virginia.
West Zone Companies of AEP.............. CPL, PSO, SWEPCo and WTU.
WTU..................................... West Texas Utilities Company, an electric utility subsidiary of AEP.
Zimmer or Zimmer Plant.................. Wm. H. Zimmer Generating Station, a 1,300,000-kilowatt coal-fired generating unit commonly owned by CSPCo (25.4%), CG&E (46.5%) and DP&L (28.1%), and operated by
                                            CG&E.


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

     -    Availability of generating capacity.

     -    Litigation concerning AEP's merger with CSW.

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

     -    Inflationary trends.

     -    Changes in electricity and gas market prices and interest rates.

     -    Other risks and unforeseen events.

PART I -------------------------------------------------------------------------

Item 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

     AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company which owns, directly or indirectly, all of the outstanding common stock of its domestic electric utility subsidiaries and varying percentages of other subsidiaries. Substantially all of the operating revenues of AEP and its subsidiaries are derived from the marketing and trading of power and gas and the furnishing of electric service.

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

     At December 31, 2001, the subsidiaries of AEP had a total of 27,726 employees. AEP, as such, has no employees. The operating subsidiaries of AEP are:

          APCo (organized in Virginia in 1926) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 917,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying electric power at wholesale to other electric utility companies and municipalities in those states and in Tennessee. At December 31, 2001, APCo and its wholly owned subsidiaries had 2,629 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and VEPCo. A comparatively small part of the properties and business of APCo is located in the northeastern end of the Tennessee Valley. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

          CPL (organized in Texas in 1945) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 689,000 customers in southern Texas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2001, CPL had 1,374 employees. Among the principal industries served by CPL are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment.

          CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 678,000 customers in Ohio, and in supplying electric power at wholesale to other electric utilities and to municipally owned distribution systems within its service area. At December 31, 2001, CSPCo had 1,222 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

          I&M (organized in Indiana in 1925) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 567,000 customers in northern and eastern Indiana and southwestern Michigan, and in supplying electric power at wholesale to other electric utility companies, rural electric cooperatives and municipalities. At December 31, 2001, I&M had 2,851 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

          KEPCo (organized in Kentucky in 1919) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 173,000 customers in an area in eastern Kentucky, and in supplying electric power at wholesale to other utilities and municipalities in Kentucky. At December 31, 2001, KEPCo had 427 employees. In addition to its AEP System interconnections, KEPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KEPCo is also interconnected with TVA.

          Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 45,000 customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from APCo. At December 31, 2001, Kingsport Power Company had 58 employees.

          OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 698,000 customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying electric power at wholesale to other electric utility companies and municipalities. At December 31, 2001, OPCo and its wholly owned subsidiaries had 2,297 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

          PSO (organized in Oklahoma in 1913) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 502,000 customers in eastern and southwestern Oklahoma, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2001, PSO had 989 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods.

          SWEPCo (organized in Delaware in 1912) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 431,000 customers in northeastern Texas, northwestern Louisiana, and western Arkansas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2001, SWEPCo had 1,375 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities.

          Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 customers in northern West Virginia. Wheeling Power Company has no generating facilities of its own. It purchases electric power distributed to its customers from OPCo. At December 31, 2001, Wheeling Power Company had 64 employees.

          WTU (organized in Texas in 1927) is engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 189,000 customers in west and central Texas, and in supplying electric power at wholesale to other utilities, municipalities and rural electric cooperatives. At December 31, 2001, WTU had 689 employees. The principal industry served by WTU is agriculture. The territory served by WTU also includes several military installations and correctional facilities.

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

     AEP is complying or intends to comply with the following conditions imposed by the FERC as part of the FERC's order approving the merger:

     - Transfer operational control of AEP's east and west transmission systems to fully-functioning, FERC-approved regional transmission organizations. See Transmission Services for Non-Affiliates.

     - Two interim transmission-related mitigation measures consisting of market monitoring and independent calculation and posting of available transmission capacity to monitor the operation of AEP's east transmission system. AEP implemented these measures upon the consummation of the merger.

     - Divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in SPP and 250 MW of capacity in ERCOT. AEP must complete divestiture of the SPP capacity by July 1, 2002. AEP has completed divestiture of the ERCOT capacity.

     The FERC found that certain energy sales of SPP and ERCOT capacity would be reasonable and effective interim mitigation measures until completion of the required SPP and ERCOT divestitures. As required by the FERC, the proposed interim energy sales were in effect when the merger was consummated.

     Litigation: On January 18, 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to prove that the merger met the requirements of PUHCA and remanded the case to the SEC for further review. The court held that the SEC must explain its conclusion that the merger met PUHCA requirements that utilities be "physically interconnected" and justify its finding that the merger will result in a combined entity that is confined to a "single area or region."

     In its June 2000 approval of the merger, the SEC agreed with AEP that AEP's and CSW's systems are interconnected because they have transmission access rights to a single high-voltage line through Missouri and also meet the PUHCA's single region requirement because it is now technically possible to centrally control the output of power plants across many states. In its ruling, the court held that the SEC failed to explain its conclusions that the transmission integration and single region requirements are satisfied.

     Management believes that the merger meets the requirements of PUHCA and expects the matter to be resolved favorably.

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

     On June 20, 1995, the SEC released a report from its Division of Investment Management recommending a conditional repeal of PUHCA, including its limits on financing and on geographic and business diversification. Specific federal authority, however, would be preserved over access to the books and records of registered holding company systems, audit authority over registered holding companies and their subsidiaries and oversight over affiliate transactions. This authority would be transferred to the FERC. Following the report, legislation was introduced in Congress to repeal PUHCA and transfer certain federal authority to the FERC as recommended in the SEC report. Since 1997, such PUHCA repeal language has been reintroduced in each session of Congress both as a separate bill and as part of broader legislation regarding changes in the electric industry. Legislative hearings were held but neither the House of Representatives nor the Senate passed any PUHCA repeal legislation. A number of bills contemplating PUHCA repeal separately and with the restructuring of the electric utility industry have been introduced in the current Congress. See Competition and Business Change. If PUHCA is repealed, registered holding company systems, including the AEP System, will be able to compete in the changing industry without the constraints of PUHCA. Management of AEP believes that removal of these constraints would be beneficial to the AEP System.

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

   Rates

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

     Generally the rates of AEP's operating subsidiaries are determined based upon the cost of providing service including a reasonable return on investment, except for the states of Ohio, Texas and Virginia as noted below. Certain states served by the AEP System allow alternative forms of rate regulation in addition to the traditional cost-of-service approach. However, the rates of AEP's operating subsidiaries in those states continue to be cost-based. The IURC may approve alternative regulatory plans which could include setting customer rates based on market or average prices, price caps, index-based prices and prices based on performance and efficiency.

     AEP is exposed to risk from changes in the market prices of coal and natural gas used to generate electricity where generation is no longer regulated or where existing fuel clauses are suspended or frozen. The protection afforded by fuel clause recovery mechanisms has either been eliminated by the implementation of customer choice in Ohio (effective January 1, 2001) and in the ERCOT power grid area of Texas (effective January 1, 2002) or frozen by settlement agreements in Indiana, Michigan, and West Virginia. To the extent the fuel supply of the generating units in these states is not under fixed price long-term contracts, AEP is subject to market price risk. AEP continues to be protected against market price changes by active fuel clauses in Oklahoma, Arkansas, Louisiana, Kentucky, Virginia and the SPP area of Texas.

     AEP cannot predict the timing or probability of approvals regarding applications for additional rate changes, the outcome of action by regulatory commissions or courts with respect to such matters, or the effect thereof on the earnings and business of the AEP System. In addition, current rate regulation may, and in the case of Ohio, Texas and Virginia has been, subject to significant revision. See Competition and Business Change and the footnote to the financial statements entitled Customer Choice and Industry Restructuring.

CLASSES OF SERVICE

     The principal classes of service from which the domestic electric utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2001 are as follows:



                                                    AEP
                                                  SYSTEM(a)         AEGCo           APCo             CPL           CSPCo
                                                  ---------         -----           ----             ---           -----
                                                                              (IN THOUSANDS)

Wholesale Business:
   Residential...............................    $ 3,553,216          $    0      $ 587,062       $ 660,884       $ 477,341
   Commercial................................      2,328,383               0        267,312         473,337         426,444
   Industrial................................      2,388,354               0        353,070         345,071         141,583
   Other Retail Customers....................        419,232               0         77,258          49,007          46,948
   Energy Delivery...........................    (3,356,000)                      (575,036)       (473,182)        (483,219)
                                               -------------  --------------  -------------       ---------       ---------
      Total Retail...........................      5,333,185               0        709,666       1,055,117         609,097
   Marketing and Trading-Electricity.........     35,339,641         227,338      5,571,750       1,671,686       3,117,136
   Marketing and Trading-Gas.................     14,368,857               0              0               0               0
   Unrealized MTM Income:....................
       Electric..............................        209,660               0         29,334          19,930          16,730
       Gas...................................         46,990               0              0               0               0
   Other.....................................        631,016             210        113,644         101,812          73,681
                                               -------------  --------------  -------------       ---------       ---------

         Total Wholesale Business............     55,929,349         227,548      6,424,394       2,848,545       3,816,644
                                               -------------  --------------  -------------       ---------       ---------

Energy Delivery Business:....................
   Transmission..............................      1,029,000               0        180,244         162,734         109,824
   Distribution..............................      2,327,000               0        394,792         310,448         373,395
                                               -------------  --------------  -------------       ---------       ---------
         Total Energy Delivery...............      3,356,000               0        575,036         473,182         483,219
                                               -------------  --------------  -------------       ---------       ---------

Other Investments:...........................
   SEEBOARD..................................      1,451,233               0              0               0               0
   CitiPower.................................        349,773               0              0               0               0
   Other.....................................        170,645               0              0               0               0
                                               -------------  --------------  -------------       ---------       ---------
         Total Other Investments.............      1,971,651               0              0               0               0
                                               -------------  --------------  -------------       ---------       ---------
               Total Revenues................   $ 61,257,000       $ 227,548    $ 6,999,430     $ 3,321,727     $ 4,299,863
                                               =============  ==============  =============       =========       =========





                                                     I&M        KEPCo         OPCo         PSO        SWEPCo        WTU
                                                     ---        -----         ----         ---        ------        ----
                                                                              (IN THOUSANDS)
Wholesale Business:
   Residential...............................    $ 350,600   $ 109,882     $ 444,418    $ 381,515    $ 321,022    $ 160,520
   Commercial................................      218,818      47,369       235,220      305,525      226,946       98,153
   Industrial................................      323,157      92,215       526,431      215,038      273,096       60,032
   Other Retail Customers....................       59,983      16,058        68,968       12,746       33,271       44,318
   Energy Delivery...........................     (314,410)   (134,619)     (552,713)    (261,877)    (333,004)    (169,036)
                                                 ---------   ---------     ---------    ---------     --------      -------
      Total Retail...........................      638,148     130,905       722,324      652,947      521,331      193,987
   Marketing and Trading-Electricity.........    3,783,302   1,364,877     4,848,386    1,258,861    1,653,208      648,527
   Marketing and Trading-Gas.................            0           0             0            0            0            0
   Unrealized MTM Income:....................
        Electric.............................            0           0        23,139            0       10,830        4,390
        Gas..................................            0           0             0            0            0            0
   Other.....................................       67,765      28,994       115,840       27,564       56,075       48,331
                                                 ---------   ---------     ---------    ---------     --------      -------
         Total Wholesale Business............    4,489,215   1,524,776     5,709,689    1,939,372    2,241,444      895,235
                                                 ---------   ---------     ---------    ---------     --------      -------
Energy Delivery Business:....................
   Transmission..............................      122,345      53,697       167,399       63,045       81,324       75,443
   Distribution..............................      192,065      80,922       385,314      198,832      251,680       93,593
                                                 ---------   ---------     ---------    ---------     --------      -------
         Total Energy Delivery...............      314,410     134,619       552,713      261,877      333,004      169,036
                                                 ---------   ---------     ---------    ---------     --------      -------
Other Investments:
   SEEBOARD..................................            0           0             0            0            0            0
   CitiPower.................................            0           0             0            0            0            0
   Other                                                 0           0             0            0            0            0
                                                 ---------   ---------     ---------    ---------     --------      -------
         Total Other Investments.............            0           0             0            0            0            0
                                                 ---------   ---------     ---------    ---------     --------      -------
               Total Revenues................  $ 4,803,625  $1,659,395   $ 6,262,402  $ 2,201,249  $ 2,574,448  $ 1,064,271
                                                 =========   =========   ===========  ===========  ===========  ===========


---------------------------
(a) Includes revenues of other subsidiaries not shown and elimination of intercompany transactions.

SALE OF POWER

     AEP's electric utility subsidiaries own or lease generating stations with total generating capacity of approximately 38,300 megawatts. See Item 2. Properties, for more information regarding the generating stations. They operate their generating plants as a single interconnected and coordinated electric utility system and, in the east zone, share the costs and benefits in the AEP System Power Pool. As discussed below under AEP System Power Pool, after corporate separation, the public utility subsidiaries that are no longer regulated at the state level will participate in a separate power pool. Most of the electric power generated at AEP's generating stations is sold, in combination with transmission and distribution services, to retail customers of AEP's utility subsidiaries in their service territories. See Regulation--Rates. Some of the electric power is sold at wholesale to non-affiliated companies.

   AEP System Power Pool

     APCo, CSPCo, I&M, KEPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (the Interconnection Agreement), defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company's "member-load-ratio," which is calculated monthly on the basis of each company's maximum peak demand in relation to the sum of the maximum peak demands of all five companies during the preceding 12 months. In addition, since 1995, APCo, CSPCo, I&M, KEPCo and OPCo have been parties to the AEP System Interim Allowance Agreement which provides, among other things, for the transfer of SO2 Allowances associated with transactions under the Interconnection Agreement. As part of AEP's restructuring settlement agreement filed with the FERC, CSPCo and OPCo would no longer be parties to the Interconnection Agreement and certain other modifications to its terms would also be made. See Competition and Business Change--AEP Restructuring Plan.

     Power marketing and trading transactions (trading activities) are conducted by the AEP Power Pool and shared among the parties under the Interconnection Agreement. Trading activities involve the purchase and sale of electricity under physical forward contracts at fixed and variable prices and the trading of electricity contracts including exchange traded futures and options and over-the-counter options and swaps. The majority of these transactions represent physical forward contracts in the AEP System's traditional marketing area and are typically settled by entering into offsetting contracts. The regulated physical forward contracts are recorded on a gross basis in the month when the contract settles.

     In addition, the AEP Power Pool enters into transactions for the purchase and sale of electricity options, futures and swaps, and for the forward purchase and sale of electricity outside of the AEP System's traditional marketing area.

     The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and Interim Allowance Agreement during the years ended December 31, 1999, 2000 and 2001:

                         1999(a)       2000(a)       2001(a)
                         ----          ----          ----
                                (IN THOUSANDS)

APCo..............    $ (89,100)    $(274,000)    $(256,700)
CSPCo.............     (184,500)     (250,400)     (251,200)
I&M...............      (61,700)       93,900       166,200
KEPCo.............       23,700       (21,500)      (27,600)
OPCo..............      311,600       452,000       369,300

-------------------------
(a) Includes credits and charges from allowance transfers related to the transactions.

     CPL, PSO, SWEPCo, WTU, and AEP Service Corporation are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement). The CSW Operating Agreement requires the operating companies of the west zone to maintain specified annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other AEP subsidiaries as capacity commitments. The CSW Operating Agreement also delegates to AEP Service Corporation the authority to coordinate the acquisition, disposition, planning, design and construction of generating units and to supervise the operation and maintenance of a central control center. As part of AEP's restructuring settlement agreement filed with the FERC, CPL and WTU would no longer be parties to the CSW Operating Agreement and certain other modifications to its terms would also be made. See Competition and Business Change--AEP Restructuring Plan.

   Wholesale Sales of Power to Non-Affiliates

     AEP's electric utility subsidiaries also sell electric power on a wholesale basis to non-affiliated electric utilities and power marketers. Such sales are either made (i) by individual companies pursuant to various long-term power agreements or (ii) under the Interconnection Agreement (AEP Power Pool) or the CSW Operating Agreement. Sales made under the Interconnection Agreement are allocated among the East Zone subsidiaries based on member-load ratios. Sales made under the CSW Operating Agreement are allocated among the West Zone subsidiaries based on participation ratios.

     Reference is made to the footnote to the financial statements entitled Commitments and Contingencies that is incorporated by reference in Item 8 for information with respect to AEP's long-term agreements to sell power.

TRANSMISSION SERVICES

     AEP's electric utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2 for more information regarding the transmission and distribution lines. AEP's electric utility subsidiaries operate their transmission lines as a single interconnected and coordinated system and share the cost and benefits in the AEP System Transmission Pool. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP's utility subsidiaries in their service territories. These sales are made at rates that are established by the public utility commissions of the state in which they operate. See Regulation--Rates. As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

     The following table shows the net (credits) or charges allocated among the parties to the Transmission Agreement during the years ended December 31, 1999, 2000 and 2001:

                     1999            2000            2001
                     ----            ----            ----
                                (IN THOUSANDS)

APCo.........      $ (8,300)      $ (3,400)       $ (3,100)
CSPCo........        39,000         38,300          40,200
I&M..........       (43,900)       (43,800)        (41,300)
KEPCo........        (4,300)        (6,000)         (4,600)
OPCo.........        17,500         14,900           8,800


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

     Since 1998 AEP has engaged in discussions with a group of Midwestern utilities regarding the development of the Alliance RTO which may take the form of an ISO or an independent transmission company (Transco), depending upon the occurrence of certain conditions. The Transco, if formed, would operate transmission assets that it would own, and also would operate other owners' transmission assets on a contractual basis.

     In 2001 the Alliance companies filed with the FERC a proposed business plan for the Alliance RTO. In December 2001, the FERC issued an order approving the proposal of the Midwest ISO (an independent operator of transmission assets in the Midwest) for an RTO and rejecting the Alliance RTO's business plan and finding that the Alliance RTO lacks sufficient scope and regional configuration to exist as a stand-alone RTO. The FERC directed the Alliance companies to negotiate with the Midwest ISO and others to explore possible combinations. Following such discussions, on March 5, 2002, the Alliance RTO filed with the FERC a request for a declaratory order seeking resolution of these issues.

COORDINATION OF EAST AND WEST ZONE OPERATING SUBSIDIARIES

     AEP's System Integration Agreement provides for the integration and coordination of AEP's east and west zone operating subsidiaries, joint dispatch of generation within the AEP System, and the distribution, between the two operating zones, of costs and benefits associated with the System's generating plants. It is designed to function as an umbrella agreement in addition to the AEP Interconnection Agreement and the CSW Operating Agreement, each of which will continue to control the distribution of costs and benefits within each zone for all regulated subsidiaries.

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

CERTAIN POWER AGREEMENTS

   OVEC

     AEP, CSPCo and several unaffiliated utility companies jointly own OVEC, which supplies the power requirements of a uranium enrichment plant near Portsmouth, Ohio, owned by the DOE. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 42.1%. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. On September 29, 2000, DOE issued a notice of cancellation of the DOE/OVEC power agreement, such cancellation to be effective no later than April 30, 2003. In conjunction with this notice, DOE released all future rights to OVEC's generating capacity, effective September 1, 2001. DOE was therefore not entitled to any OVEC capacity beyond August 31, 2001, and the sponsoring companies became entitled to receive and pay for all OVEC capacity (approximately 2,200MW) in proportion to their power participation ratios at that time.

   Buckeye

     Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 25 of the rural electric cooperatives which operate in the State of Ohio at 337 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on August 8, 2001, was recorded at 1,344,315 kilowatts.

     Reference is made to Wholesale Business Operations -- Structured Arrangements Involving Capacity, Energy, and Ancillary Services for a discussion of an agreement with an affiliate of Buckeye to construct and operate a gas-fired electric generating peaking facility.

   Century Aluminum

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

     Pursuant to an assignment between I&M and KEPCo, and a unit power agreement between KEPCo and AEGCo, AEGCo sells KEPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KEPCo has agreed to pay to AEGCo in consideration for the right to receive such power the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KEPCo unit power agreement expires on December 31, 2004. As part of AEP's restructuring settlement agreement pending with the FERC, the KEPCo unit power agreement would be extended to December 31, 2009 for Unit 1 and December 7, 2022 for Unit 2. See Competition and Business Change--AEP Restructuring Plan.

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

COMPETITION AND BUSINESS CHANGE

   General

     The public utility subsidiaries of AEP, like many other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. Proposals are being made and/or legislation has been enacted in Arkansas, Michigan, Ohio, Oklahoma, Texas, Virginia and West Virginia that would also require electric utilities to sell distribution services separately. These measures generally allow competition in the generation and sale of electric power, but not in its transmission and distribution. However, movement toward retail deregulation in certain of these states is slowing as a consequence of, among other things, adverse developments related to deregulation of the electric industry in California.

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

     Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters and the footnote to the financial statements entitled Customer Choice and Industry Restructuring incorporated by reference in Items 7 and 8, respectively, for further information with respect to competition and business change.

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

     The legislatures and/or the regulatory commissions in many states, including some in AEP's service territory, are considering or have adopted "retail customer choice" which, in general terms, means the transmission by an electric utility of electric power generated by an entity of the customer's choice over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers would have the result of permitting retail customers to purchase electric power, at the election of such customers, not only from the electric utility in whose service area they are located but from another electric utility, an independent power producer or an intermediary, such as a power marketer. Although AEP's power generation would have competitors under some of these proposals, its transmission and distribution would not. As competition develops in retail power generation, the public utility subsidiaries of AEP believe that they should have a favorable competitive position because of their relatively low costs.

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

   Retail

     The public utility subsidiaries of AEP have the exclusive right to sell electric power at retail within their service areas in the states of Arkansas, Indiana, Kentucky, Louisiana, Oklahoma, Tennessee and West Virginia. Furthermore, while customer choice commenced in Michigan on January 1, 2002, I&M does not have any competing suppliers active in its Michigan service territory at this time. However, AEP's public utility subsidiaries do compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to self-generation, the public utility subsidiaries of AEP believe that they maintain a favorable competitive position on the basis of all of these factors. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.

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

   AEP Restructuring Plan

     As a result of deregulating legislation that has been enacted or is being considered in several of the states in which the AEP public utility subsidiaries provide service, AEP has reassessed the corporate ownership of its public utility subsidiaries' assets. Deregulating legislation in some of the states requires the separation of generation assets from transmission and distribution assets. On November 1, 2000, AEP filed with the SEC under PUHCA for approval of a restructuring plan in part to meet the requirements of this legislation. This application is pending.

     On July 24, 2001, AEP filed with the FERC for approval of the restructuring plan and on December 21, 2001, a settlement agreement with six state regulatory commissions and other major parties was filed with the FERC. The settlement agreement is pending approval. FERC approval is necessary before the SEC will issue its order.

     AEP's restructuring plan is designed to align its legal structure and business activities with the requirements of deregulation. AEP's plan contemplates the formation of two first tier subsidiaries that would hold the following public utility assets:

     - A subsidiary would hold the assets of public utility subsidiaries that remain subject to regulation as to rates by at least one state utility commission. AEP intends for this subsidiary ultimately to hold all transmission and distribution assets.

     - A subsidiary would hold (i) public utility and non-utility subsidiaries that derive their revenues from competitive activity and
          (ii) foreign utility subsidiaries and other investments. AEP intends for this subsidiary to ultimately hold all generation assets not subject to regulation.

WHOLESALE BUSINESS OPERATIONS

     AEP's wholesale business operations focus on value-driven asset optimization at each link of the energy chain through the following activities:

     - A diversified portfolio of owned assets and structured third party arrangements, including:

          -    Power generation facilities and renewable energy sources.

          -    Natural gas pipeline, storage and processing facilities.

          -    Coal mines and related facilities.

          -    Barge, rail and other fuel transportation related assets.

     - Trade and market energy commodities, including electric power, natural gas, natural gas liquids, oil, coal, and SO2 allowances in North America and Europe.

     - Price-risk management services and liquidity through a variety of energy-related financial instruments, including exchange-traded futures and over-the-counter forward, option, and swap agreements.

     - Long-term transactions to buy or sell capacity, energy, and ancillary services of electric generating facilities, either existing or to be constructed, at various locations in North America and Europe.

   Power Generation Facilities and Renewable Energy Sources

     In addition to approximately 38,300 MW listed under Item 2. Properties, AEP has ownership interests in the generating facilities listed under AEP-Other Generation of approximately 1,900 MW domestically and 6,700 MW internationally, of which approximately 1,100 MW is from renewable energy sources.

   Natural Gas Pipeline, Storage and Processing Facilities

     In June 2001, AEP acquired Houston Pipe Line Company (HPL) and Lodisco LLC for $727 million from Enron Corp. The acquired assets include: (i) a 4,200-mile intrastate gas pipeline in Texas with capacity of approximately 2.4 billion cubic feet per day; (ii) the exclusive right (for 30 years with an additional 20-year extension) to the underground Bammel Storage Facility (one of the largest natural gas storage facilities in North America) with 118 billion cubic feet of storage capacity and appurtenant pipelines including the Bammel Loop, Houston City Loop and the Texas City Loop; and (iii) certain gas marketing contracts.

     AEP acquired Louisiana Intrastate Gas Company, LLC ("LIG") in 1998. LIG's midstream gas assets include: (i) a 2,000-mile intrastate gas pipeline in Louisiana with capacity of approximately 800 million cubic feet per day; (ii) five natural gas processing plants that straddle the pipeline; and (iii) a ten billion cubic foot underground natural gas storage facility directly connected to the Henry Hub, one of the most active gas trading areas in North America.

   Coal Mines and Related Facilities

     In October 2001, to enhance its coal trading and marketing activities, AEP acquired substantially all the assets of Quaker Coal Company as part of a bankruptcy proceeding restructuring. AEP paid $101 million to Quaker's creditors and assumed additional liabilities of approximately $58 million. The acquisition included property, coal reserves, mining operations and royalty interests in Colorado, Kentucky, Ohio, Pennsylvania and West Virginia. AEP will continue to operate the mines and facilities which have approximately 800 employees.

   Barge, Rail and Other Fuel Transportation Related Assets

     In November 2001, AEP acquired MEMCO Barge Line Inc. for $270 million as part of its overall asset optimization program. MEMCO is engaged in the transportation of coal and dry bulk commodities, primarily on the Ohio, Illinois, and Lower Mississippi rivers. MEMCO owns or leases 1,200 hopper barges and 30 towboats. The addition of MEMCO's barge assets to AEP's existing fleet places AEP among the leading barge operators in the country. See Fuel Supply--Coal and Lignite for other barges and towboats leased by I&M and OPCo.

   Trading and Marketing of Energy Commodities

     Sales: Based upon volumetric sales in the U.S., Power Markets Weekly ranked AEP's wholesale trading business No. 2 in electric sales for the first, second and third quarters of 2001. Platts Gas Daily ranked AEP Nos. 14, 10 and 2 in gas sales for the first, second and third quarters, respectively, of 2001.

     ICEX: To gain access to additional liquidity trading points, AEP acquired an interest in the internet-based electronic trading system, Intercontinental Exchange, L.L.C. (ICEX), in 2000 that enables participants to initiate, negotiate, and execute trades in the crude oil, natural gas, and spot and forward energy markets. Other investors include global energy companies and leading investment banking firms.

   Structured Arrangements Involving Capacity, Energy, and Ancillary Services

     AEP has entered into an agreement with The Dow Chemical Company to construct a 900 MW cogeneration facility at Dow's chemical facility in Plaquemine, Louisiana. Commercial operation is expected in 2003. AEP is entitled to 100% of the facility's capacity and energy and has contracted to sell the power from this facility to an unaffiliated party.

     In January 2000, OPCo and National Power Cooperative, Inc. (NPC), an affiliate of Buckeye, entered into an agreement relating to construction and operation of a 510 MW gas-fired electric generating peaking facility to be owned by NPC. From the commercial operation date (expected in 2002) until the end of 2005, OPCo will be entitled to 100% of the power generated by the facility, and responsible for the fuel and other costs of the facility. After 2005, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the facility, and both parties will generally be responsible for the fuel and other costs of the facility. OPCo will also provide certain back-up power to NPC.

INTERNATIONAL ELECTRIC

     Other international holdings of AEP include the following.

     Australia: CitiPower Pty. is an electric distribution and retail sales company in Victoria, Australia. CitiPower serves approximately 240,000 customers in the city of Melbourne. With about 3,100 miles of distribution lines in a service area that covers approximately 100 square miles, CitiPower distributes about 4,800 gigawatt-hours annually. AEP acquired CitiPower in 1998 for U.S.$1.1 billion.

     UK: SEEBOARD, headquartered in Crawley, West Sussex and acquired as part of AEP's merger with CSW, is one of the 12 regional electricity companies formed as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. CSW acquired indirect control of SEEBOARD in April 1996. SEEBOARD's principal businesses are the distribution and supply of electricity. In addition, SEEBOARD is engaged in other businesses, including gas supply, electricity generation, and electrical contracting. SEEBOARD has approximately 2,000,000 customers and its service area covers approximately 3,000 square miles in Southeast England with the majority of its customers in Kent, Sussex and parts of Surrey.

     Possible Divestitures: On February 3, 2002, AEP announced the appointment of investment banks to advise AEP on the prospects for divestment of CitiPower and/or SEEBOARD. Because of pooling of interests accounting restrictions, imposed as part of AEP's merger with CSW and which expire in June 2002, any possible divestment of CitiPower and/or SEEBOARD is not anticipated until after these restrictions lapse.

PRO SERV

     Pro Serv offers engineering, construction, project management and other consulting services for projects involving transmission, distribution or generation of electric power both domestically and internationally.

AEP COMMUNICATIONS

     AEP Communications markets wholesale, high capacity, fiber optic services, colocation, and wireless tower infrastructure services under the C3 brand with operations in Arkansas, Kansas, Louisiana, Oklahoma and Texas.

     AEP Communications joined with several other energy and telecommunications companies to form AFN Communications, LLC. (AFN). AFN is a super regional telecommunications company that provides long haul fiber optic capacity to competitive local exchange carriers, wireless carriers and long distance companies. AFN does business in New York, Pennsylvania, Virginia, West Virginia, Ohio, Indiana, Michigan, Illinois, and Kentucky and has approximately 10,000 route miles of fiber optic network.

     C3, an entity that was acquired through the merger with CSW, is engaged in providing fiber optic and collocation services in Texas, Louisiana, Oklahoma, Arkansas, and Kansas. C3 does business as C3 Networks and has approximately 5,300 route miles of fiber optic network.

     Management is evaluating certain of AEP's telecommunications investments for possible disposal.

CONSTRUCTION PROGRAM

   General

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

   Generation

     Committed or anticipated capability changes to the AEP System's generation resources includes the expiration of the Rockport Unit 2 sale of 250 megawatts to Carolina Power & Light Company, an unaffiliated company, on December 31, 2009. See AEP-CSW Merger for a discussion of the divestiture of generating capacity as part of the merger.

     Apart from these changes and temporary power purchases that can be arranged, there are no specific commitments for additions of new generation resources on the AEP System. Given the restructuring taking place in the industry, the extent of the need of AEP's operating companies for any additional generation resources in the foreseeable future is highly uncertain.

   Proposed Transmission Facilities

     On September 30, 1997, APCo refiled applications in Virginia and West Virginia for certificates to build a Wyoming-Cloverdale 765,000-volt Project. The preferred route for this line was approximately 132 miles in length, connecting APCo's Wyoming Station in southern West Virginia to APCo's Cloverdale Station near Roanoke, Virginia.

     APCo originally announced this project in 1990. Since then it has been in the process of trying to obtain federal permits and state certificates. At the federal level, the U.S. Forest Service (Forest Service) is directing the preparation of an Environmental Impact Statement (EIS), which is required prior to granting permits for crossing lands under federal jurisdiction. Permits are needed from the (i) Forest Service to cross federal forests, (ii) Army Corps of Engineers to cross the New River and a watershed near the Wyoming Station, and
(iii) National Park Service or Forest Service to cross the Appalachian National Scenic Trail.

     In June 1996, the Forest Service released a Draft EIS and preliminarily identified a "No Action Alternative" as its preferred alternative for the original Wyoming-Cloverdale Project. If this alternative were incorporated into a Final EIS, APCo would not be authorized to cross federal forests administered by the Forest Service. The Forest Service stated that it would not prepare the Final EIS until after Virginia and West Virginia determined need and routing issues on non-federal lands.

     West Virginia: On May 27, 1998, the West Virginia PSC issued an order granting APCo's application for a certificate to construct the Wyoming-Cloverdale 765,000-volt Project. On March 13, 2002, the West Virginia PSC issued an order granting APCo's request to construct the line with a terminus at Jacksons Ferry substation in Virginia instead of the Cloverdale substation as discussed below under Virginia.

     Virginia: Following several procedural delays and Hearing Examiner's rulings, APCo filed a study in May 1999 identifying the Wyoming-Jacksons Ferry Project as an alternative project to the Wyoming-Cloverdale Project. The Jacksons Ferry Project proposes a line from Wyoming Station in West Virginia to APCo's existing 765,000-volt Jacksons Ferry Station in Virginia. APCo estimates that the Wyoming-Jacksons Ferry line would be 90 miles in length, including 32 miles in West Virginia previously certified. In May 2000, the Virginia SCC held an evidentiary hearing to consider both projects. On October 2, 2000, the Hearing Examiner's report to the Virginia SCC recommended approval of the Wyoming-Jacksons Ferry Alternative Project. On May 31, 2001, the Virginia SCC issued an order granting APCo's application for a certificate to construct the Wyoming-Jacksons Ferry 765,000-volt Project.

     Proposed Completion Schedule and Estimated Cost: Subsequent to Virginia and West Virginia granting certificates to construct the Project, the Forest Service restarted the EIS process and is scheduled to complete and release a supplement to the Draft EIS in April 2002. The Final EIS process should continue for the balance of 2002, with a decision on the federal permits anticipated in Spring 2003. APCo has also begun required consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act, which should be completed concurrently with the EIS process.

     Given the status of the Project permitting process, and assuming that the projected schedule of the EIS process will be met, management estimates that the Wyoming-Jacksons Ferry 765,000-volt Project cannot be completed before Summer 2006.

     Depending upon the outcome of the EIS permitting process by the Forest Service, APCo's estimated cost for the Wyoming-Jacksons Ferry Project ranges from $250 to $280 million, assuming a Summer 2006 in-service date.

   Construction Expenditures

     The following table shows construction expenditures during 1999, 2000 and 2001 and current estimates of 2002 construction expenditures, in each case including AFUDC but excluding assets acquired under leases.

                      1999         2000          2001       2002
                     ACTUAL       ACTUAL        ACTUAL    ESTIMATE
                     ------       ------        ------    --------
                                     (IN THOUSANDS)
AEP System (a)..  $1,679,600    $1,773,400  $1,832,000  $1,820,400
   AEGCo........       8,300         5,200       6,900      45,600
   APCo.........     211,400       199,300     306,000     258,200
   CPL..........     255,800       199,500     194,100     172,300
   CSPCo........     115,300       128,000     132,500     145,400
   I&M..........     165,300       171,100      91,100     205,400
   KEPCo........      44,300        36,200      37,200     128,800
   OPCo.........     193,900       254,000     344,600     349,700
   PSO..........     104,500       176,900     124,900      80,600
   SWEPCo.......     112,900       120,200     112,100     111,900
   WTU..........      52,600        64,500      39,800      51,800

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

     Environmental Expenditures: Expenditures related to compliance with air and water quality standards, included in the gross additions to plant of the System, during 1999, 2000 and 2001 and the current estimate for 2002 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted.

                     1999      2000        2001       2002
                    ACTUAL    ACTUAL      ACTUAL    ESTIMATE
                    ------    ------      ------    --------
                                 (IN THOUSANDS)

AEGCo.............  $      8     $  70    $ 3,500     27,700
APCo..............    24,500     2,100     99,200     86,500
CPL...............     (a)       (a)        2,500        200
CSPCo.............    10,600     6,600     22,500     25,500
I&M...............     4,500     1,900        700     28,500
KEPCo.............     1,900       400     11,200     60,200
OPCo..............    37,400    91,200    125,300    103,900
PSO...............     (a)       (a)          400        400
SWEPCo............     (a)       (a)        9,200      9,600
WTU...............     (a)       (a)          800      3,000
                     -------    ------    -------    -------
   AEP System (a).. $ 78,908  $102,270   $275,300   $345,500
                    ========  ========   ========   ========

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

     New projects undertaken by AEP's unregulated subsidiaries are generally financed through equity funds provided by AEP, non-recourse debt incurred on a project-specific basis, debt issued by such subsidiaries or through a combination thereof. See Wholesale Business Operations and Item 7 for additional information concerning AEP's unregulated subsidiaries.

     AEP's revolving credit agreements include covenants and events of default typical for this type of facility, including a maximum debt/capital test and a $50 million cross-acceleration provision. At December 31, 2001, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

     Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters incorporated by reference in Item 7 for information with respect to AEP's plans to restructure its debt to implement corporate separation. See Competition and Business Change--AEP Restructuring Plan herein.

FUEL SUPPLY

     The following table shows the sources of power generated by the AEP System:

                          1997   1998   1999    2000   2001
                          ----   ----   ----    ----   ----
Coal....................    76%    79%    79%     78%    74%
Gas.....................    12%    14%    15%     13%    12%
Nuclear.................     8%     3%     3%      5%    11%
Hydroelectric and other.     4%     4%     3%      4%     3%


     Variations in the generation of nuclear power are primarily related to refueling outages and, in 1997 through 2000, the shutdown of the Cook Plant to respond to issues raised by the NRC.

   Natural Gas

     AEP consumed over 240 billion cubic feet of natural gas during 2001 for the system operating companies. A majority of the gas fired electric generation plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. Natural gas requirements for each plant are supplied by a portfolio of long-term and short-term purchase and transportation agreements that are acquired on a competitive basis and based on market prices.

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

     In order to meet emission standards for existing and new emission sources, the AEP System companies will, in any event, have to obtain coal supplies by entering into additional supply agreements, either on a long-term or spot basis, at prices and upon terms which cannot now be predicted.

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

     Western coal purchased by System companies is transported to AEP generating stations by rail and via an affiliated river terminal for subsequent transloading to barges for final delivery. CPL, PSO and SWEPCo own (in the aggregate) 2,982 coal hopper cars and APCo, I&M and OPCo lease (in the aggregate) an additional 4,066 coal hopper cars to be used in unit train movements. I&M and OPCo lease (in the aggregate) 15 towboats, 454 jumbo barges and 143 standard barges. Certain subsidiaries of AEP also own or lease coal transfer facilities at various other locations.

     See Wholesale Business Operations--Barge, Rail and Other Fuel Transportation Related Assets herein for information with respect to the acquisition of MEMCO Barge Line Inc. in 2001.

     The System generating companies procure coal through purchases pursuant to long-term contracts or spot purchases from affiliated and unaffiliated producers. The following table shows the amount of coal delivered to the AEP System during the past five years, the proportion of such coal which was obtained either from coal-mining subsidiaries, from unaffiliated suppliers under long-term contracts or through spot or short-term purchases, and the average delivered price of spot coal purchased by System companies:




                                                           1997(a)     1998(a)     1999(a)       2000        2001
                                                           ----        ----        ----          ----        ----
Total coal delivered to
   AEP operated plants   (thousands of tons)...........  54,292       54,004      54,306      73,259      73,889
Sources (percentage):
   Subsidiaries........................................      14%         14%         12%          9%          4%
   Long-term contracts.................................      66%         66%         64%         67%         68%
   Spot or short-term purchases........................      20%         20%         24%         24%         28%
Average price per ton of spot-purchased coal...........  $24.38       $25.05      $27.18      $24.03      $27.30

--------------------
(a)  Includes east zone companies only.


     The average cost of coal consumed during the past five years by all AEP System companies is shown below. AEP System companies' data for 1997 includes only AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo.



                                                                   1997        1998         1999        2000        2001
                                                                   ----        ----         ----        ----        ----
                                                                                      DOLLARS PER TON
AEP System Companies.............................................  $ 29.68      $ 29.87     $ 30.01      $ 31.39    $ 28.55
   AEGCo.........................................................    19.30        19.37       20.79        20.65      21.01
   APCo..........................................................    36.09        34.81       33.29        32.84      32.41
   CPL...........................................................    26.93        26.93       26.49        25.95      26.78
   CSPCo.........................................................    31.69        31.63       29.94        28.50      30.63
   I&M...........................................................    23.68        22.61       24.54        23.44      23.57
   KEPCo.........................................................    26.76        27.42       26.76        25.35      25.02
   OPCo..........................................................    36.00        38.94       40.56        46.52      35.06
   PSO...........................................................    21.11        20.37       20.94        21.21      20.45
   SWEPCo........................................................    23.16        23.02       21.34        22.59      24.22
   WTU...........................................................    18.19        21.37       21.72        22.26      23.81



                                                                   1997        1998         1999        2000        2001
                                                                   ----        ----         ----        ----        ----
                                                                                  CENTS PER MILLION BTU'S
AEP System Companies.............................................   140.13       142.17      141.95       149.12     136.85
   AEGCo.........................................................   115.21       112.63      116.90       116.23     118.89
   APCo..........................................................   146.54       141.76      135.40       134.86     135.88
   CPL...........................................................   136.40       137.00      135.78       137.86     140.22
   CSPCo.........................................................   134.44       134.15      127.42       120.83     131.64
   I&M...........................................................   123.36       118.02      121.90       117.99     121.27
   KEPCo.........................................................   110.37       112.15      109.91       104.88     104.97
   OPCo..........................................................   151.66       164.44      169.23       194.77     146.87
   PSO...........................................................   120.91       116.73      119.54       121.83     116.33
   SWEPCo........................................................   152.79       150.62      143.34       144.96     153.88
   WTU...........................................................   109.13       126.22      129.13       131.56     143.21


     The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 2001, the System's coal inventory was approximately 41 days of normal System usage. This estimate assumes that the total supply would be utilized by increasing or decreasing generation at particular plants.

     The following tabulation shows the total consumption during 2001 of the coal-fired generating units of AEP's principal electric utility subsidiaries, coal requirements of these units over the remainder of their useful lives and the average sulfur content of coal delivered in 2001 to these units. Reference is made to Environmental and Other Matters for information concerning current emissions limitations in the AEP System's various jurisdictions and the effects of the Clean Air Act Amendments.


                                                                                                  AVERAGE SULFUR CONTENT
                                                                       ESTIMATED REQUIRE-           OF DELIVERED COAL
                                              TOTAL CONSUMPTION       MENTS FOR REMAINDER     ----------------------------
                                                 DURING 2001            OF USEFUL LIVES                     POUNDS OF SO2
                                           (IN THOUSANDS OF TONS)    (IN MILLIONS OF TONS)    BY WEIGHT   PER MILLION BTU'S
                                            --------------------      -------------------     ---------   -----------------

AEGCo (a)...............................             4,829                     215               0.3%            0.7
APCo....................................            10,529                     375               0.7%            1.2
CPL.....................................             2,470                      36               0.3%            0.7
CSPCo...................................             5,637                     213(b)            2.4%            4.1
I&M (c).................................             7,026                     244               0.6%            1.2
KEPCo...................................             2,981                      80               0.9%            1.5
OPCo....................................            19,392                     546(d)            2.1%            3.5
PSO.....................................             4,049                      41               0.4%            0.9
SWEPCo..................................            12,254                     117               0.6%            1.6
WTU.....................................             1,370                      32               0.4%            0.8


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

     The average sulfur content by weight of the coal received by APCo at its generating stations approximated 0.7% during 2001, whereas the maximum sulfur content permitted, for emission standard purposes, for existing plants in the regions in which APCo's generating stations are located ranged between 0.78% and 2% by weight depending in some circumstances on the calorific value of the coal which can be obtained for some generating stations.

     CPL: CPL has coal supply agreements of one year or less duration with two coal suppliers and various coal trading firms for the delivery of approximately 2,400,000 tons of coal for the year 2002. Approximately one half of the coal delivered to Coleto Creek is from Wyoming with the other half from Colorado. Both sources supply low sulfur coal with a limit of 1.2 lbs/MMBtu.

     CSPCo: CSPCo has coal supply agreements with unaffiliated suppliers for the delivery of approximately 3,780,000 tons in 2002. Some of this coal is washed to improve its quality and consistency for use principally at Unit 4 of the Conesville Plant.

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

     I&M: I&M has historically received coal under two coal supply agreements with unaffiliated Wyoming suppliers for low sulfur coal from surface mines principally for consumption at the Rockport Plant. As a result of litigation involving future deliveries from one of these suppliers, there will not be any coal delivered under this contract in 2002. Under the other agreement, the supplier will sell to I&M, for consumption by I&M at the Rockport Plant or consignment to other System companies, coal with an average sulfur content not exceeding 1.2 pounds of sulfur dioxide per million Btu's of heat input. This contract, which expires on December 31, 2004, has remaining deliveries of approximately 22,800,000 tons.

     All of the coal consumed at I&M's Tanners Creek Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

     KEPCo: Substantially all of the coal consumed at KEPCo's Big Sandy Plant is obtained from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis. KEPCo has coal supply agreements with unaffiliated suppliers pursuant to which KEPCo will receive approximately 648,000 tons of coal in 2002. To the extent that KEPCo has additional coal requirements, it may purchase coal from the spot market and/or suppliers under contract to supply other System companies.

     OPCo: The coal consumed at OPCo's generating plants has historically been supplied from both affiliated and unaffiliated suppliers. As a result of the 2001 sale of AEP's coal mines in Ohio and West Virginia and an agreement to purchase approximately 34,000,000 tons of coal through 2008 from the purchaser of the mines, coal consumed at OPCo's plants in 2002 will be supplied from unaffiliated suppliers under long-term contracts and/or on a spot purchase basis.

     PSO: PSO takes all its coal from one coal supplier under a contract that provides for the entire plant requirements with at least 16,830,000 tons remaining to be delivered between 2002 and 2007. The coal is supplied from Wyoming and has a maximum sulfur content of 1.2 lbs. SO2 per MMBtu.

     SWEPCo: SWEPCo receives coal at its plants under a combination of agreements, including one long-term coal contract with a Wyoming producer, one affiliate mine-mouth lignite operation and agreements with various producers and coal trading firms. SWEPCo's long-term coal supply contract provides approximately half of the requirements for both coal plants. SWEPCo must take delivery of 25,625,000 tons of coal through 2006, with the remainder of its coal requirements met through short-term spot agreements for low sulfur (less than 1.2 lbs. SO2 per MMBtu) coal with various Wyoming coal suppliers and trading companies.

     WTU: WTU has one long-term coal supply contract that provides approximately two-thirds of the coal requirements for the Oklaunion Power Station. This contract has approximately 9,180,000 tons of coal remaining to be delivered between 2002 and mid-2006. The remaining coal requirements for Oklaunion are being purchased under short-term agreements with various Wyoming coal suppliers and coal trading firms, with such coal being low sulfur (less than 1.2 lbs. SO2 per MMBtu).

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

     CPL and the other STP participants have entered into contracts with suppliers for 100% of the uranium concentrate sufficient for the operation of both STP units through Spring 2006 and with an additional 50% of the uranium concentrate needed for STP through Spring 2007. In addition, CPL and the other STP participants have entered into contracts with suppliers for 100% of the nuclear fuel conversion service sufficient for the operation of both STP units through Spring 2003, with additional flexible contracts to provide at least 50% of the conversion service needed for STP through 2008. CPL and the other STP participants have entered into flexible contracts to provide for 100% of enrichment through Fall 2004, with additional flexible contracts to provide at least 50% of enrichment services through Fall 2008. Also, fuel fabrication services have been contracted for operation through 2028 for Unit 1 and 2029 for Unit 2.

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

However, some customers may curtail or cease operations as a consequence of higher energy costs. There can be no assurance that all such costs will be recovered. Moreover, legislation adopted by certain states and proposed at the state and federal level governing restructuring of the electric utility industry may also affect the recovery of certain costs. See Competition and Business Change.

     Except as noted herein, AEP's subsidiaries that own or operate generating, transmission and distribution facilities are in substantial compliance with pollution control laws and regulations.

     AEP's international operations are subject to regulation with respect to air, waste and water quality standards and other environmental matters by various authorities within the host countries. Under certain circumstances, these authorities may require modifications to these facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time, these operations are made aware of various environmental issues or are named as parties to various legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on AEP's consolidated results of operations or financial condition.

     Reference is made to Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters and the footnote to the financial statements entitled

Commitments and Contingencies incorporated by reference in Items 7 and 8, respectively, for further information with respect to environmental matters, including discussion of legislative proposals under consideration by the Administration and Congress focused on reductions in emissions of CO2, NOx, SO2, mercury and other constituents.

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

     Title I National Ambient Air Quality Standards Attainment: In July 1997, Federal EPA revised the ozone and particulate matter National Ambient Air Quality Standards (NAAQS), creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter (PM2.5). In addition to the potential financial consequences discussed above, both of these new standards have the potential to affect adversely the operation of AEP System generating units. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the ozone and PM2.5 NAAQS to Federal EPA. In February 2001, the U.S. Supreme Court issued an opinion reversing in part and affirming in part the Court of Appeals decision. The Supreme Court remanded the case to the Court of Appeals for further proceedings, including a review of whether adoption of the standards was arbitrary and capricious and directed Federal EPA to develop a policy for implementing the revised ozone standard in conformity with the CAA. The Court of Appeals held oral argument on the remanded issues in December 2001.

     NOx SIP Call: In October 1998, Federal EPA issued a final rule (NOx transport SIP call or NOx SIP Call) establishing state-by-state NOx emission budgets for the five-month ozone season to be met beginning May 1, 2003. The NOx budgets originally applied to 22 eastern states and the District of Columbia and are premised mainly on the assumption of controlling power plant NOx emissions projected for the year 2007 to 0.15 lb. per million Btu (approximately 85% below 1990 levels), although the reductions could be substantially greater for certain State Implementation Plans. The SIP call was accompanied by a proposed Federal Implementation Plan, which could be implemented in any state that fails to submit an approvable SIP. The NOx reductions called for by Federal EPA are targeted at coal-fired electric utilities and may adversely impact the ability of electric utilities to construct new facilities or to operate affected facilities without making significant capital expenditures.

     In October 1998, the AEP System operating companies joined with certain other parties seeking a review of the final NOx SIP Call rule in the U.S. Court of Appeals for the District of Columbia Circuit. In March 2000, the court issued a decision upholding the major provisions of the rule. The court subsequently extended the date for submission of SIP revisions until October 30, 2000, and the compliance deadline until May 31, 2004. In March 2001, the U.S. Supreme Court denied petitions filed by industry petitioners, including AEP System operating companies, seeking review of the Court of Appeals decision.

     In May 1999 and March 2000, Federal EPA finalized the NOx budget allocations to be implemented through the NOx SIP Call. AEP and other parties filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit and in June 2000 the court issued an opinion remanding the budget determinations for further consideration of certain growth factor assumptions made by Federal EPA. In December 2000, Federal EPA issued a determination that eleven states, including certain states in which AEP System operating companies have sources covered by the NOx SIP Call rule, had failed to submit complying SIP revisions. AEP System operating companies and unaffiliated utilities appealed this determination to the U.S. Court of Appeals for the District of Columbia Circuit and the court has stayed the proceeding pending Federal EPA action on the remand of growth factor issues.

     In April 2000, the Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those of CPL and SWEPCo. The rule compliance date is May 2003 for CPL and May 2005 for SWEPCo.

     Management's estimates indicate that compliance with the revised NOx SIP Call rule, and SIP revisions already adopted, could result in required capital expenditures for the AEP System of approximately $1.6 billion, of which approximately $450 million has been expended through December 31, 2001. Reference is made to the footnote to the financial statements entitled Commitments and Contingencies incorporated by reference in Item 8 for information with respect to AEP registrant subsidiaries' compliance cost estimates and amounts expended.

     In May 2001, OPCo completed a $175 million installation of selective catalytic reduction (SCR) technology to reduce NOx emissions on its two-unit 2,600 MW Gavin Plant and, during the 2001 ozone season (May through September), operated the SCR units. Construction of selective catalytic reduction technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and on APCo's Mountaineer Plant, began in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million. Management has undertaken the Gavin, Amos and Mountaineer projects to meet applicable NOx emission reduction requirements. Additional expenditures of approximately $7 million are planned or undertaken to address certain operational issues arising during initial operation of the Gavin SCR units.

     Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different from management's estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless capital and operating costs of any additional pollution control equipment necessary for compliance are recovered from customers through regulated rates and market prices for electricity, they could have a material adverse effect on future results of operations, cash flows and possibly financial condition of AEP and its affected subsidiaries.

     Section 126 Petitions: In January 2000, Federal EPA adopted a revised rule granting petitions filed by certain northeastern states under Section 126 of the CAA. The petitions sought significant reductions in nitrogen oxide emissions from utility and industrial sources. The rule imposed emission reduction requirements comparable to the NOx SIP Call rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Certain AEP System operating companies and other utilities filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit. In May 2001, the court issued an opinion which upheld substantially the entire rule. The court did not agree that Federal EPA had properly supported the growth factors for the NOx allowance budgets. In August 2001, the court issued an order tolling the May 1, 2003, compliance date pending resolution of the remand of the growth factor issues. In January 2002, Federal EPA advised that it intends to establish May 31, 2004, as the final compliance date for the rule. Cost estimates for compliance with Section 126 are projected to be somewhat less than those set forth above for the NOx SIP Call rule reflecting the fact that Section 126 does not apply to AEGCo's and I&M's Rockport Plant.

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

     In August 1994, Federal EPA issued a Notice of Violation to OPCo alleging that Kammer Plant was operating in violation of the applicable federally enforceable SO2 emission limit. In May 1996, the Notice of Violation and an enforcement action subsequently filed by Federal EPA were resolved through the entry of a consent decree in the

U.S. District Court for the Northern District of West Virginia. Kammer Plant has achieved and maintained compliance with the applicable SO2 emission limit for a period in excess of one year, pursuant to the provisions of the consent decree. In May 2001, the court terminated the consent decree.

     Short Term SO2 Limits: In January 1997, Federal EPA proposed a new intervention level program under the authority of Section 303 of the CAA to address five-minute peak SO2 concentrations believed to pose a health risk to certain segments of the population. The proposal establishes a "concern" level and an "endangerment" level. States must investigate exceedances of the concern level and decide whether to take corrective action. If the endangerment level is exceeded, the state must take action to reduce SO2 levels. In January 2001, Federal EPA published a Federal Register notice inviting comment with respect to its decision not to promulgate a five-minute SO2 NAAQS and intent to take final action on the intervention level program by the summer of 2001. The effect of this proposed intervention program on AEP operations or financial performance cannot be predicted at this time.

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

     Federal EPA added coal and oil-fired electric utility steam generating units to the list of "major sources" of HAPs under Section 112 (c) of the CAA, which compels the development of "Maximum Achievable Control Technology" (MACT) standards for these units. Listing under Section 112 (c) also compels a preconstruction permitting obligation to establish case-by-case MACT standards for each new or reconstructed source in the category. MACT standards for utility mercury emissions are scheduled to be proposed by December 2003 and finalized by December 2004. The Utility Air Regulatory Group (which includes AEP System operating companies as members) filed a petition with Federal EPA seeking reconsideration of the decision to regulate mercury emissions from power plants under Section 112(c) of the CAA.

     In addition, Federal EPA is required to study the deposition of hazardous pollutants in the Great Lakes, the Chesapeake Bay, Lake Champlain, and other coastal waters. As part of this assessment, Federal EPA is authorized to adopt regulations to prevent serious adverse effects to public health and serious or widespread environmental effects. In 1998, Federal EPA determined that the CAA is adequate to address any adverse public health or environmental effects associated with the atmospheric deposition of hazardous air pollutants in the Great Lakes. The potential impact of adverse developments in these programs on AEP operations or financial performance cannot be predicted at this time.

     Title IV Acid Rain Program: The Acid Rain Program (Title IV) of the CAAA created an emission allowance program pursuant to which utilities are authorized to emit a designated quantity of SO2, measured in tons per year.

     Phase II of the Acid Rain Program, which affects all fossil fuel-fired steam generating units with capacity greater than 25 megawatts imposed more stringent SO2 emission control requirements beginning January 1, 2000. If a unit emitted SO2 in 1985 at a rate in excess of 1.2 pounds per million Btu heat input, the Phase II allowance allocation is premised upon an emission rate of
1.2 pounds at 1985 utilization levels. Future SO2 requirements will be met through accumulation or acquisition of allowances, the use of controls or fuels, or a combination thereof. See Fuel Supply--Coal and Lignite.

     Title IV of the CAAA also regulates emissions of NOx. Federal EPA has promulgated NOx emission limitations for all boiler types in the AEP System at levels significantly below original design, which were to be achieved by January 1, 2000 on a unit-by-unit or System-wide average basis. AEP sources subject to Title IV of the CAAA are in compliance with the provisions thereof.

     Regional Haze: In July 1999, Federal EPA finalized rules to regulate regional haze attributable to anthropogenic emissions. The primary goal of the new regional haze program is to address visibility impairment in and around "Class I" protected areas, such as national parks and wilderness areas. Because regional haze precursor emissions are believed by Federal EPA to travel long distances, the rules address the potential regulation of such precursor emissions in every state. Under the rule, each state must develop a regional haze control program that imposes controls necessary to steadily reduce visibility impairment in Class I areas on the worst days and that ensures that visibility remains good on the best days. In addition, Federal EPA intends to require Best Available Retrofit Technology (BART) for power plants and other large emission sources constructed between 1962 and 1977.

     In January 2001, Federal EPA proposed guidelines for states to use in setting BART emission limits for power plants and other large emission sources and in determining which sources are subject to those limits. The proposed rule calls for technologies which Federal EPA estimates are capable of reducing SO2 emissions by 90 to 95 percent. The proposed rule also contemplates that other visibility-impairing emissions must be reduced. Emission trading programs could be used in lieu of unit-by-unit BART requirements under the proposal, provided they yield greater visibility improvement and emission reductions.

     The AEP System is a significant emitter of fine particulate matter and other precursors of regional haze and a number of AEP's generating units could be subject to BART controls. Federal EPA's regional haze rule may have an adverse financial impact on AEP as it may trigger the requirement to install costly new pollution control devices to control emissions of fine particulate matter and its precursors (including SO2 and NOx). The actual impact of the regional haze regulations cannot be determined at this time. AEP System operating companies and other utilities filed a petition seeking a review of the regional haze rule in the U.S. Court of Appeals for the District of Columbia Circuit in August 1999.

     Permitting and Enforcement: The CAAA expanded the enforcement authority of the federal government by:

     - Increasing the range of civil and criminal penalties for violations of the CAA and enhancing administrative civil provisions.

     - Imposing a national operating permit system, emission fee program and enhanced monitoring, recordkeeping and reporting requirements.

     Section 103 of CERCLA and Section 304 of the Emergency Planning and Community Right-to-Know Act require notification to state and federal authorities of releases of reportable quantities (RQs) of hazardous and extremely hazardous substances. A number of these substances are emitted by AEP's power plants and other sources. Until recently, emissions of these substances, whether expressly limited in a permit or otherwise subject to federal review or waiver (e.g., mercury), were deemed "federally permitted releases" which did not require emergency notification. In December 1999, Federal EPA published interim guidance in the Federal Register, which provided that any hazardous substance or extremely hazardous substance not expressly and individually limited in a permit must be reported if they are emitted at levels above an RQ. Specifically, constituents of regulated pollutants (e.g., metals contained in particulate matter) were not deemed to be federally permitted. AEP System operating companies have provided supplemental information regarding air releases from their facilities and are submitting follow-up reports. Federal EPA suspended its December 1999 guidance as it considers certain revisions to the guidance. Settlement discussions regarding the guidance are underway.

     Global Climate Change: In December 1997, delegates from 167 nations, including the U.S., agreed to a treaty, known as the "Kyoto Protocol," establishing legally-binding emission reductions for gases suspected of causing climate change. The Protocol requires ratification by at least 55 nations that account for at least 55% of developed countries' 1990 emissions of CO2 to enter into force.

     Although the U.S. signed the treaty on November 12, 1998, it was not sent to the Senate for its advice and consent to ratification. In a letter dated March 13, 2001 from President Bush to four U. S. senators, he indicated his opposition to the Kyoto Protocol and said he does not believe that the government should impose mandatory emissions reductions for CO2 on the electric utility sector.

     Despite U.S. opposition to the treaty, at the Seventh Conference of the Parties to the United Nations Framework Convention on Climate Change, held in Marrakech, Morocco in November 2001, the parties finalized the rules, procedures and guidelines required to facilitate ratification of the treaty by most nations, and entry into force is expected by 2003.

     Since the AEP System is a significant emitter of carbon dioxide, its results of operations, cash flows and financial condition could be materially adversely affected by the imposition of limitations on CO2 emissions if compliance costs cannot be fully recovered from customers. In addition, any program to reduce CO2 emissions could impose substantial costs on industry and society and erode the economic base that AEP's operations serve. However, it is management's belief that the Kyoto Protocol is highly unlikely to be ratified or implemented in the U.S. in its current form. AEP's 4,000 MW of coal-fired generation in the United Kingdom acquired in 2001 may be exposed to potential carbon dioxide emission control obligations since the U.K. is expected to be a party to the Kyoto Protocol. AEP is developing an emissions mitigation plan for these plants to ensure compliance as necessary.

     On February 14, 2002, President Bush announced new climate change initiatives for the U.S. Among the policies to be pursued is a voluntary commitment to reduce the "greenhouse gas intensity" of the economy by 18% within the next ten years. It is anticipated that the Administration will seek to partner with various industrial sectors, including the electric utility industry, to reach this goal. AEP is unable to predict at this time the effect that this program will have upon its operations or financial performance in the future.

     New Source Review: In July 1992, Federal EPA published final regulations governing application of new source rules to generating plant repairs and pollution control projects undertaken to comply with the CAA. Generally, the rule provides that plants undertaking pollution control projects will not trigger New Source Review (NSR) requirements. The Natural Resources Defense Council and a group of utilities, including five AEP System operating companies, filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking a review of the regulations. In July 1998, Federal EPA requested comment on proposed revisions to the New Source Review rules, which would change New Source Review applicability criteria by eliminating exclusions contained in the current regulation. The Administration and Congress are considering initiatives to reform the NSR requirements, but no regulatory revisions have been proposed to date.

     New Source Review Litigation: On November 3, 1999, following issuance by Federal EPA of substantial information requests to AEP System operating companies, the Department of Justice (DOJ), on Federal EPA's behalf, filed a complaint in the U.S. District Court for the Southern District of Ohio that alleges AEP made modifications to generating units at certain of its coal-fired generating plants over the course of the past 20 years that extend unit operating lives or restore or increase unit generating capacity without a preconstruction permit in violation of the CAA. The complaint named OPCo's Cardinal Unit 1, Mitchell, Muskingum River, and Sporn plants and I&M's Tanners Creek plant. Federal EPA also issued Notices of Violation to AEP alleging similar violations at certain other AEP plants.

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

     In May 2000, AEP filed a motion to dismiss with the District Court, which, if granted, would dispose of most of the claims of the government and intervenors.

     In February 2001, the plaintiffs filed a motion for partial summary judgment seeking a determination that four projects undertaken on units at Sporn, Cardinal, and Clinch River Plants do not constitute "routine maintenance, repair and replacement" as used in the NSR programs. In August 2001, the court issued an order denying the plaintiffs' motion as premature. Management believes its maintenance, repair and replacement activities were in conformity with the CAA and intends to vigorously pursue its defense.

     A number of unaffiliated utilities have also received notices of violation, complaints, or administrative orders relating to NSR. A notice of violation was issued in June 2000 to DP&L with respect to its ownership interest in Stuart Station, in which CSPCo also owns a 26 percent interest. W.C. Beckjord Unit 6, operated by CG&E, in which CSPCo owns a 12.5 percent interest, is also the subject of an enforcement action. Cinergy Corp., the parent company of CG&E, has entered into an agreement in principle with the DOJ in an attempt to resolve the litigation relating to W.C. Beckjord Unit 6 and other plants owned or operated by Cinergy and its subsidiaries. This agreement in principle also covers the Zimmer Plant which has not been the subject of an enforcement action. VEPCo has also entered into a similar agreement in principle. Neither CG&E nor VEPCo have reached final agreements with the DOJ. Two other unaffiliated utilities, Tampa Electric Company and PSEG Fossil, LLC, have reached settlements with the Federal government.

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

     The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). In March 2001, the District Court issued orders holding that claims for civil penalties based on alleged activities that occurred more than five years prior to the filing of the complaint are barred. Although the plaintiffs' claims for injunctive relief are not barred, the court noted that the nature of the relief ordered may be impacted by the plaintiffs' delay in filing the complaints.

     Management is unable to estimate the loss or range of loss related to the contingent liability for civil penalties under the CAA proceedings and unable to predict the timing of resolution of these matters due to the number of alleged violations and issues to be determined by the court. In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed could materially adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates and market prices for electricity.

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

     All AEP System generating plants are required to have NPDES permits and have received them. NPDES permit conditions and effluent limitations are reviewed during the permit renewal process. Under Federal EPA's regulations, operation under an expired NPDES permit is authorized provided an application is filed at least 180 days prior to expiration. Renewal applications are being prepared or have been filed for renewal of NPDES permits that expire in 2002.

     The NPDES permits generally require that certain thermal impact study programs be undertaken. These studies have been completed for all System plants. Thermal variances are in effect for all plants with once-through cooling water. The thermal variances for CSPCo's Conesville and OPCo's Muskingum River plants impose thermal management conditions that could result in load curtailment under certain conditions, but the cost impacts are not expected to be significant. Based on favorable results of in-stream biological studies, the thermal limits for both Conesville and Muskingum River plants were raised in the renewed permits issued in 1996. Consequently, the potential for load curtailment and adverse cost impacts was further reduced. In early 2002, AEP submitted a petition to Ohio EPA requesting additional less stringent thermal loading limitations for these plants.

     Section 316(b) of the Clean Water Act requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. Federal EPA issued final regulations defining BTA for new sources that were published in the Federal Register on December 18, 2001. New sources are those commencing construction after January 17, 2002. On February 28, 2002, Federal EPA issued a proposed rule addressing BTA for intake structures at existing plants. This proposal is expected to be published in the Federal Register for comment in April 2002. Under a previous court-established schedule, Federal EPA is required to issue final regulations for existing plants by August 2003. Federal EPA's rulemaking could result in a definition of BTA that could ultimately require retrofitting of certain existing plant intake structures. Such changes would involve costs for AEP System operating companies, but the significance of these costs cannot be determined at this time.

     Certain mining operations conducted by System companies as discussed under Fuel Supply are also subject to federal and state water pollution control requirements, which may entail substantial expenditures for control facilities, not included at present in the System's construction cost estimates set forth herein.

     Section 303 of the Federal Clean Water Act requires states to adopt stringent water quality standards for a large category of toxic pollutants and to identify specialized control measures for dischargers to waters where it is shown that water quality standards are not being met. In order to bring these waters back into compliance, total maximum daily load (TMDL) allocations of these pollutants will be made, and subsequently translated into discharge limits in NPDES permits. Federal EPA has also directed that states take action to adopt enhanced anti-degradation of water quality requirements. In October 2001, Federal EPA issued a rule delaying until April 30, 2003, the effective date of its TMDL rule issued in July 2000, the effective date of which had been previously delayed by Congress. Implementation of these provisions could result in significant costs to the AEP System if biological monitoring requirements and water quality-based effluent limits and requirements are placed in NPDES permits.

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

     AEP System operating companies are identified as Potentially Responsible Parties (PRPs) for five federal sites where remediation has not been completed, including APCo at one site, CSPCo at one site, I&M at two sites, and OPCo at one site. AEP has also been named a PRP at two sites under state law. Management's present estimates do not anticipate material clean-up costs for identified sites for which AEP subsidiaries have been declared PRPs. In addition, AEP subsidiary companies are engaged in certain remedial projects at various locations, the costs of which are not expected to be material. However, if significant costs are incurred for cleanup, future results of operations and possibly financial condition could be adversely affected unless the costs can be recovered through rates and/or future market prices for electricity where generation is deregulated.

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

     The Energy Policy Act of 1992 established a coordinated Federal EMF research program which ended in 1998. In 1999, the National Institute of Environmental Health Sciences (NIEHS), as required by the Act, provided a report to Congress summarizing the results of this program. The report concluded that "the probability that ...EMF is truly a health hazard is currently small" and that the evidence that exists for health effects is "insufficient to warrant aggressive regulatory actions." Nevertheless, the NIEHS identified several areas where further research might be warranted. AEP has supported EMF research through the years and continues to fund the Electric Power Research Institute's EMF research program, contributing over $400,000 to this program in 2001, and intending to contribute a similar amount in 2002. See Research and Development.

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

RESEARCH AND DEVELOPMENT

     AEP and its subsidiaries are involved in over 100 research projects that focus on:

     - Exploring new methods of generating electricity, such as through renewable sources (e.g., wind, solar).

     -    Enhancing energy trading infrastructure.

     -    Developing more efficient methods of operating generating plants.

     - Optimizing and efficiently managing generation and other energy-related assets.

     - Reducing emissions resulting from the burning of fossil fuels (coal and natural gas).

     - Improving the efficiency, utilization and reliability of the transmission and distribution systems.

     -    Exploring the application of new technologies.

     AEP System operating companies are members of the Electric Power Research Institute (EPRI), an organization founded in 1973 that manages science and technology initiatives on behalf of its members. EPRI's members include investor owned and public utilities, independent power producers, international organizations and others.

     AEP participates in EPRI programs that meet its research and development objectives. Total AEP dues to EPRI were $9,000,000 for 2001, $17,000,000 for 2000 and $22,000,000 for 1999. Of these amounts, the former CSW System paid approximately $7,000,000 in 2000 and $8,000,000 in 1999 for EPRI programs.

     Total research and development expenditures by AEP and its subsidiaries, including EPRI dues, were approximately $15,000,000 for 2001, $20,000,000 for 2000 and $25,000,000 for 1999.


Item 2.  PROPERTIES
--------------------------------------------------------------------------------

     At December 31, 2001, the AEP System owned (or leased where indicated) generating plants with net power capabilities (east zone subsidiaries-winter rating; west zone subsidiaries-summer rating) shown in the following table:



                              Coal      Natural Gas       Hydro       Nuclear     Lignite        Other          Total
   Company      Stations       MW           MW              MW           MW          MW             MW            MW
-------------------------------------------------------------------------------------------------------------------------

AEGCo          1(a)            1,300                                                                              1,300
APCo           17(b)           5,081                         777                                                  5,858
CPL            12(c)(d)          686          3,175            6         630                                      4,497
CSPCo          6(e)            2,595                                                                              2,595
I&M            10(a)           2,295                          11       2,110                                      4,416
KEPCo          1               1,060                                                                              1,060
OPCo           8(b)(f)         8,464                          48                                                  8,512
PSO            8(c)            1,043          3,169                                                   25(g)       4,237
SWEPCo         9               1,848          1,797                                     842                       4,487
WTU            12(c)             377            999                                                   16(g)       1,392
-------------------------------------------------------------------------------------------------------------------------
Totals:        84             24,749          9,140          842       2,740            842            41        38,354
-------------------------------------------------------------------------------------------------------------------------




----------------------------------

(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.
(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.
(c) CPL, PSO, and WTU jointly own the Oklaunion power station. Their respective ownership interests are reflected in this table.
(d)  Reflects CPL's interest in STP.
(e) CSPCo owns generating units in common with CG&E and DP&L. Its ownership interest of 1,330 MW is reflected in this table.
(f) The scrubber facilities at the General James M. Gavin Plant are leased. The lease terminates in 2010 unless extended.
(g) PSO and WTU have 25 MW and 10 MW respectively of facilities designed primarily to burn oil. WTU has one 6 MW wind farm facility.

     AEP-Other Generation: In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities at December 31, 2001 is listed below (except for Bajio which went into commercial operation in March 2002).



                                                                             CAPACITY        OWNERSHIP
FACILITY                             FUEL                 LOCATION           TOTAL MW         INTEREST         STATUS
---------------------------------------------------------------------------------------------------------------------
Brush II                          Natural gas             Colorado                68            47.75%           QF
Eastex                            Natural gas              Texas                 440               50%           QF
Indian Mesa                          Wind                  Texas                 161              100%           EWG
Mulberry                          Natural gas             Florida                120            46.25%           QF
Newgulf                           Natural gas              Texas                  85              100%           EWG
Orange Cogen                      Natural gas             Florida                103               50%           QF
Sweeny                            Natural gas              Texas                 480               50%           QF
Thermo Cogeneration               Natural gas             Colorado               272               50%           QF
Trent Wind Farm                      Wind                  Texas                 150              100%           EWG
---------------------------------------------------------------------------------------------------------------------
Total U.S.                                                                     1,879
---------------------------------------------------------------------------------------------------------------------
Bajio                             Natural gas             Mexico                 605               50%          FUCO
Bakun                                Hydro              Philippines               70               10%          FUCO
Codrington                           Wind                Australia                18               20%          FUCO
Ferrybridge                          Coal              United Kingdom          2,000              100%          FUCO
Fiddler's Ferry                      Coal              United Kingdom          2,000              100%          FUCO
Medway                            Natural gas          United Kingdom            675             37.5%          FUCO
Nanyang                              Coal                  China                 250               70%          FUCO
Ord Hydro                            Hydro               Australia                30               20%          FUCO
Southcoast                        Natural gas          United Kingdom            380               50%          FUCO
Vale                             Hydro/Thermal             Brazil                665               (a)          FUCO
Victoria                             Hydro               Australia                10               20%          FUCO
---------------------------------------------------------------------------------------------------------------------
Total International                                                            6,703
---------------------------------------------------------------------------------------------------------------------


(a)  AEP has varying minority interests which aggregate to 168 MW.


     See Item 1 under Fuel Supply for information concerning coal reserves owned or controlled by subsidiaries of AEP and under Wholesale Business Operations for information concerning AEP's natural gas pipeline, storage and processing facilities.

     The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765,000-volt lines:

                            TOTAL OVERHEAD
                           CIRCUIT MILES OF
                           TRANSMISSION AND    CIRCUIT MILES OF
                          DISTRIBUTION LINES   765,00-VOLT LINES
                          ------------------   -----------------

AEP System (a)..............   211,300(b)         2,023
   APCo.....................    51,295              642
   CPL......................    31,210             ---
   CSPCo (a)................    13,703             ---
   I&M......................    20,672              614
   KEPCo....................    10,443              258
   OPCo ....................    29,347              509
   PSO......................    18,713             ---
   SWEPCo...................    19,873             ---
   WTU......................    12,605             ---

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

     Substantially all the fixed physical properties and franchises of the AEP System operating companies, except for limited conditions and limitations, are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

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

PEAK DEMAND

     The east zone system is interconnected through 121 high-voltage transmission interconnections with 25 neighboring electric utility systems. The all-time and 2001 one-hour peak system demands were 25,940,000 and 25,433,000 kilowatts, respectively (which included 7,314,000 and 5,469,000 kilowatts, respectively, of scheduled deliveries to unaffiliated systems which the system might, on appropriate notice, have elected not to schedule for delivery) and occurred on June 17, 1994 and July 24, 2001, respectively. The net dependable capacity to serve the system load on such date, including power available under contractual obligations, was 23,457,000 and 23,974,000 kilowatts, respectively. The all-time and 2001 one-hour internal peak demand was 20,218,000 kilowatts, and occurred on August 8, 2001. The net dependable capacity to serve the system load on such date, including power dedicated under contractual arrangements, was 23,935,000 kilowatts. The all-time one-hour integrated and internal net system peak demands and 2001 peak demands for the east zone generating subsidiaries are shown in the following tabulation:

ALL-TIME ONE-HOUR INTEGRATED       2001 ONE-HOUR INTEGRATED
   NET SYSTEM PEAK DEMAND           NET SYSTEM PEAK DEMAND
------------------------------     --------------------------
                        (IN THOUSANDS)
          NUMBER OF                  NUMBER OF
          KILOWATTS       DATE       KILOWATTS       DATE
          -----------     ------     -----------    -------
APCo......  8,303   January 17, 1997  7,750    January 10, 2001
CSPCo.....  4,833   July 23, 2001     4,833    July 23, 2001
I&M.......  5,403   June 23, 2001     5,403    July 23, 2001
KEPCo.....  1,860   January 10, 2001  1,860    January 10, 2001
OPCo......  7,291   June 17, 1994     6,668    July 24, 2001


ALL-TIME ONE-HOUR INTEGRATED       2001 ONE-HOUR INTEGRATED
  NET INTERNAL PEAK DEMAND         NET INTERNAL PEAK DEMAND
------------------------------     --------------------------
                       (IN THOUSANDS)
           NUMBER OF                    NUMBER OF
           KILOWATTS        DATE        KILOWATTS       DATE
           -----------      ------      -----------     -------
APCo ......  6,908     February 5, 1996  6,402     January 3, 2001
CSPCo......  3,927     August 8, 2001    3,927     August 8, 2001
I&M........  4,232     August 8, 2001    4,232     August 8, 2001
KEPCo.....   1,579     January 3, 2001   1,579     January 3, 2001
OPCo.......  5,705     June 11, 1999     5,341     July 24, 2001


     The all-time and 2001 one-hour internal peak demand for the west zone system was 15,048,000 and 14,648,000 kilowatts, respectively, and occurred on August 31, 2000 and July 23, 2001, respectively. The all-time one-hour internal net system peak demands and 2001 peak demands for the west zone generating subsidiaries are shown in the following tabulation:

 ALL-TIME ONE-HOUR INTEGRATED          2001 ONE-HOUR INTEGRATED
   NET INTERNAL PEAK DEMAND           NET INTERNAL PEAK DEMAND
-------------------------------      -------------------------
                       (IN THOUSANDS)
           NUMBER OF                   NUMBER OF
           KILOWATTS       DATE        KILOWATTS       DATE
           -----------     -----       -----------    -------

CPL .......  4,623   September 5, 2000   4,323   June 12, 2001
PSO........  3,823   August 30, 2000     3,785   August 9, 2001
SWEPCo.....  4,625   August 31, 2000     4,344   July 18, 2001
WTU.......   1,537   September 5, 2000   1,472   July 19, 2001


HYDROELECTRIC PLANTS

     AEP has 18 hydro facilities, of which 16 are licensed through FERC. The license for the Elkhart hydroelectric plant in Indiana was issued in January 2001 and extends for a period of thirty years. The license for the Mottville hydroelectric plant in Michigan expires in 2003 and the application for a new license was filed with FERC in September 2001.

COOK NUCLEAR PLANT AND STP

     The following table provides operating information relating to the Cook Plant and STP.

                       COOK PLANT                STP(a)
                   -------------------     ------------------
                    UNIT 1     UNIT 2     UNIT 1     UNIT 2
                    ------     ------     ------     ------
Year Placed in
Operation            1975       1978       1988       1989
Year of
Expiration of
Nrc License (b)      2014       2017       2027       2028
Nominal Net
Electrical
Rating in          1,020,000  1,090,000  1,250,600  1,250,600
Kilowatts

Net Capacity  Factors
      2001 (c)       87.3%      83.4%      94.4%      87.1%
      2000 (d)        1.4%      50.0%      78.2%      96.1%

---------------------
(a)  Reflects total plant.
(b) For economic or other reasons, operation of the Cook Plant and STP for the full term of their operating licenses cannot be assured.
(c) The capacity factor for both units of the Cook Plant was significantly reduced in 2001 due to an unplanned dual maintenance outage in September 2001 to implement design changes that improved the performance of the essential service water system.
(d) The Cook Plant was shut down in September 1997 to respond to issues raised regarding the operability of certain safety systems. The restart of both units of the Cook Plant was completed with Unit 2 reaching 100% power on July 5, 2000 and Unit 1 achieving 100% power on January 3, 2001.

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

Item 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     Federal EPA Notice of Violation to OPCo: On August 31, 2000, Region V, Federal EPA, issued a Notice of Violation (NOV) to OPCo's Gavin Plant that alleges violations of the Federal EPA-approved Ohio mass particulate emission limit, opacity, and air pollution nuisance rules. AEP has submitted information in response to the allegations and requested a conference to discuss the NOV with Region V representatives.

     Ohio EPA Notices of Violation to OPCo: On August 17, 2001, Ohio EPA issued proposed findings and orders to OPCo's Gavin Plant based on the alleged failure of a mass particulate emissions test on May 17, 2000. OPCo requested a conference to discuss the proposed findings and orders and submitted the results of its investigation of the test procedures, which confirmed that the May 17 test was invalid due to the corrosion and disintegration of the test probe.

     On December 27, 2001, Ohio EPA issued two NOVs to OPCo's Gavin Plant, alleging that OPCo failed to notify Ohio EPA of a malfunction of the flyash handling system at the plant, and that OPCo failed to conduct a required mass particulate emissions test. OPCo has submitted additional control plans for the flyash handling system and information regarding the particulate testing completed at the Gavin Plant in response to the NOVs.

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

                                             (IN MILLIONS)

AEP System operating companies......             $ 319
   APCo.............................                82
   CSPCo............................                41
   I&M..............................                66
   KEPCo............................                 8
   OPCo.............................               118


     The Company has filed an appeal of the U.S. District Court's decision with the U.S. Court of Appeals for the Sixth Circuit.

                             ----------------------

     See Item 1 for a discussion of certain environmental matters.

                             ----------------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

AEP, APCO, CPL, I&M, OPCO AND SWEPCO. None.

AEGCO, CSPCO, KEPCO, PSO AND WTU. Omitted pursuant to Instruction I(2)(c).

                             ----------------------


EXECUTIVE OFFICERS OF THE REGISTRANTS

     AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 2002.


NAME                              AGE                                        OFFICE (a)
----                              ---                                        ---------

E. Linn Draper, Jr.............    60    Chairman of the Board, President and Chief Executive Officer of AEP and of the
                                         Service Corporation

Thomas V. Shockley, III........    56    Vice Chairman and Chief Operating Officer of the Service Corporation
Henry W. Fayne.................    55    Executive Vice President of the Service Corporation
Robert P. Powers...............    48    Executive Vice President-Nuclear  Generation and Technical Services of the Service
                                         Corporation

Susan Tomasky..................    48    Executive Vice President-Policy, Finance and Strategic Planning of the Service
                                         Corporation
J. H. Vipperman................    61    Executive Vice President-Shared Services of the Service Corporation


-------------------------
(a) All of the executive officers listed above have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) during the past five years, except for Messrs. Powers and Shockley and Ms. Tomasky. Prior to joining the Service Corporation in July 1998 as Senior Vice President-Generation, Mr. Powers was Vice President of Pacific Gas & Electric and plant manager of its Diablo Canyon Nuclear Generating Station (1996-1998). Prior to joining the Service Corporation in July 1998 as Senior Vice President, Ms. Tomasky was a partner with the law firm of Hogan & Hartson (August 1997-July 1998) and General Counsel of the Federal Energy Regulatory Commission (May 1993-August 1997). Mr. Powers and Ms. Tomasky became executive officers of AEP effective with their promotions to Executive Vice President on October 24, 2001 and January 26, 2000, respectively. Prior to joining the Service Corporation in his current position upon the merger with CSW, Mr. Shockley was President and Chief Operating Officer of CSW (1997-2000) and Executive Vice President of CSW (1990-1997). All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

     APCO, CPL, I&M, OPCO AND SWEPCO. The names of the executive officers of APCo, CPL, I&M, OPCo and SWEPCo, the positions they hold with these companies, their ages as of March 1, 2002, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, CPL, I&M, OPCo and SWEPCo are elected annually to serve a one-year term.


NAME                             AGE                             POSITION (a)(b)                               PERIOD
----                             ---                             ---------------                               ------

E. Linn Draper, Jr............    60    Director of CPL and SWEPCo                                         2000-Present
                                        Chairman of the Board and Chief Executive Officer of CPL and
                                            SWEPCo                                                         2000-Present
                                        Director of APCo, I&M and OPCo                                     1992-Present
                                        Chairman of the Board and Chief Executive Officer of APCo, I&M
                                            and OPCo                                                       1993-Present
                                        Chairman of the Board, President and Chief Executive Officer of
                                            AEP and the Service Corporation                                1993-Present



NAME                             AGE                             POSITION (a)(b)                               PERIOD
----                             ---                             ---------------                               ------


Thomas V. Shockley, III.......    56    Director and Vice President of APCo, CPL, I&M, OPCo and SWEPCo     2000-Present
                                        Chief Operating Officer of the Service Corporation                 2001-Present
                                        Vice Chairman of AEP and the Service Corporation                   2000-Present
                                        President and Chief Operating Officer of CSW                       1997-2000
                                        Executive Vice President of CSW                                    1990-1997

Henry W. Fayne................    55    President of APCo, CPL, I&M, OPCo and SWEPCo                       2001-Present
                                        Director of CPL and SWEPCO                                         2000-Present
                                        Director of APCo                                                   1995-Present
                                        Director of OPCo                                                   1993-Present
                                        Director of I&M                                                    1998-Present
                                        Vice President of CPL and SWEPCo                                   2000-2001
                                        Vice President of APCo, I&M and OPCo                               1998-2001
                                        Vice President of AEP                                              1998-Present
                                        Chief Financial Officer of AEP                                     1998-2001
                                        Executive Vice President of the Service Corporation                2001-Present
                                        Executive Vice President-Finance and Analysis of the Service
                                            Corporation                                                    2000-2001
                                        Executive Vice President-Financial Services of the Service
                                            Corporation                                                    1998-2000
                                        Senior Vice President-Corporate Planning & Budgeting of the
                                            Service Corporation                                            1995-1998

Robert P. Powers..............    48    Director and Vice President of APCo, CPL, OPCo and SWEPCo          2001-Present
                                        Director of I&M                                                    2001-Present
                                        Vice President of I&M                                              1998-Present
                                        Executive Vice President-Nuclear Generation and Technical
                                            Services of the Service Corporation                            2001-Present
                                        Senior Vice President-Nuclear Operations of the Service
                                        Corporation                                                        2000-2001
                                        Senior Vice President-Nuclear Generation of the Service
                                            Corporation                                                    1998-2000
                                        Vice President of Pacific Gas & Electric and Plant Manager of
                                            its Diablo Canyon Nuclear Generating Station                   1996-1998

Susan Tomasky.................    48    Director and Vice President of APCo, CPL, I&M, OPCo and SWEPCo     2000-Present
                                        Executive Vice President-Policy, Finance and Strategic Planning
                                            of the Service Corporation                                     2001-Present
                                        Executive Vice President-Legal, Policy and Corporate
                                            Communications and General Counsel of the Service Corporation  2000-2001
                                        Senior Vice President and General Counsel of the Service
                                            Corporation                                                    1998-2000
                                        Hogan & Hartson (law firm)                                         1997-1998
                                        General Counsel of the FERC                                        1993-1997



NAME                             AGE                             POSITION (a)(b)                               PERIOD
----                             ---                             ---------------                               ------


J. H. Vipperman...............    61    Director and Vice President of CPL and SWEPCo                      2000-Present
                                        Director of APCo                                                   1985-Present
                                        Director of I&M and OPCo                                           1996-Present
                                        Vice President of APCo, I&M and OPCo                               1996-Present
                                        Executive Vice President-Shared Services of the Service
                                            Corporation                                                    2000-Present
                                        Executive Vice President-Corporate Services of the
                                             Service Corporation                                           1998-2000
                                        Executive Vice President-Energy Delivery of the
                                             Service Corporation                                           1996-1997


-----------------
(a) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P.
(b) Dr. Draper, Messrs. Fayne, Powers, Shockley and Vipperman and Ms. Tomasky are directors of AEGCo, CSPCo, KEPCo, PSO and WTU. Dr. Draper and Mr. Shockley are also directors of AEP.



PART II ------------------------------------------------------------------------

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     AEP. The information required by this item is incorporated herein by reference to the material under Common Stock and Dividend Information in the 2001 Annual Report.

     AEGCO, APCO, CPL, CSPCO, I&M, KEPCO, OPCO, PSO, SWEPCO AND WTU. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2001 and 2000 are incorporated by reference to the material under Statement of Retained Earnings in the 2001 Annual Reports.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KEPCO, PSO AND WTU. Omitted pursuant to Instruction I(2)(a).

     AEP, APCO, CPL, I&M, OPCO AND SWEPCO. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2001 Annual Reports.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KEPCO, PSO AND WTU. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the 2001 Annual Reports.

     AEP, APCO, CPL, I&M, OPCO AND SWEPCO. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2001 Annual Reports.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     AEGCO, AEP, APCO, CPL, CSPCO, I&M, KEPCO, OPCO, PSO, SWEPCO AND WTU. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2001 Annual Reports.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

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


PART III -----------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------
     AEGCo, CSPCo, KEPCo, PSO and WTU. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive proxy statement of AEP for the 2002 annual meeting of shareholders, to be filed within 120 days after December 31, 2001. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of each company for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     CPL AND SWEPCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 12, 2002, and a brief account of their business experience during the past five years appear below and under the caption Executive Officers of the Registrants in Part I of this report.


NAME                             AGE                              POSITION (a)                                 PERIOD
----                             ---                              ------------                                 ------

K. G. Boyd.....................    50    Director                                                         1997-Present
                                         Vice President - Fort Wayne Region Distribution Operations       2000-Present
                                         Indiana Region Manager                                           1997-2000
                                         Fort Wayne District Manager                                      1994-1997

John E. Ehler..................    45    Director                                                         2001-Present
                                         Manager of Distribution Systems-Fort Wayne District              2000-Present
                                         Region Operations Manager                                        1997-2000

David L. Lahrman...............    50    Director and Manager, Region Support                             2001-Present
                                         Fort Wayne District Manager                                      1997-2001
                                         Region Operations Manager                                        1994-1997

Marc E. Lewis..................    47    Director                                                         2001-Present
                                         Assistant General Counsel of the Service Corporation             2001-Present
                                         Senior Counsel of the Service Corporation                        2000-2001
                                         Senior Attorney of the Service Corporation                       1994-2000

Susanne M. Moorman............     52    Director and General Manager, Community Services                 2000-Present
                                         Manager, Customer Services Operations                            1997-2000
                                         Director, Customer Services                                      1994-1997

John R. Sampson................    49    Director and Vice President                                      1999-Present
                                         Indiana State President                                          2000-Present
                                         Indiana & Michigan State President                               1999-2000
                                         Site Vice President, Cook Nuclear Plant                          1998-1999
                                         Plant Manager, Cook Nuclear Plant                                1996-1998

D. B. Synowiec.................    58    Director                                                         1995-Present
                                         Plant Manager, Rockport Plant                                    1990-Present



-----------------
(a)  Positions are with I&M unless otherwise indicated.


Item 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KEPCO, PSO AND WTU. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2002 annual meeting of shareholders to be filed within 120 days after December 31, 2001.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001.

     CPL, I&M AND SWEPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KEPCO, PSO AND WTU. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2002 annual meeting of shareholders to be filed within 120 days after December 31, 2001.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of each company for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001.

     CPL AND SWEPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 2002 annual meeting of stockholders, to be filed within 120 days after December 31, 2001.

     I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

     The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2002, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his name. Fractions of shares and units have been rounded to the nearest whole number.


                                                                                                     STOCK
                                                                                                     -----
NAME                                                                             SHARES (a)        UNITS (b)        TOTAL
----                                                                             ---------         --------         -----
Karl G. Boyd...........................................................           6,964                 88        7,052
E. Linn Draper, Jr.....................................................         238,274(c)         119,218      357,492
John E. Ehler..........................................................               7                 --            7
Henry W. Fayne.........................................................          72,685(d)          13,735       86,420
David L. Lahrman.......................................................             360                 --          360
Marc E. Lewis..........................................................           1,117                 --        1,117
Susanne M. Moorman.....................................................             841                 --          841
Robert P. Powers.......................................................          21,269              1,209       22,478
John R. Sampson........................................................           5,525                109        5,634
Thomas V. Shockley, III................................................         138,822(d)(e)           --      138,822
David B. Synowiec......................................................           2,361                129        2,490
Susan Tomasky..........................................................          67,322              4,329       71,651
Joseph H. Vipperman....................................................          78,043(c)(d)        7,201       85,244
All Directors and Executive Officers...................................         633,590(d)(f)      146,018      779,608


-------------------------
(a) Includes share equivalents held in the AEP Retirement Savings Plan (and for Mr. Shockley, the CSW Retirement Savings Plan) in the amounts listed below:



                                AEP RETIREMENT SAVINGS                                          AEP RETIREMENT SAVINGS
         NAME                 PLAN (SHARE EQUIVALENTS)           NAME                         PLAN (SHARE EQUIVALENTS)
         ----                 ------------------------           ----                         ------------------------
       Mr. Boyd.............................     1,964           Mr. Powers.................................       436
       Dr. Draper...........................     4,280           Mr. Sampson................................       525
       Mr. Ehler............................         7           Mr. Shockley...............................     6,579
       Mr. Fayne............................     5,412           Mr. Synowiec...............................       695
       Mr. Lahrman..........................       360           Ms. Tomasky................................       656
       Mr. Lewis............................     1,117           Mr. Vipperman..............................    10,498
       Ms. Moorman.........................`       841      All Directors and Executive Officers............    33,370


       With respect to the share equivalents held in the AEP Retirement Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan. Also, includes the following numbers of shares attributable to options exercisable within 60 days: Mr. Boyd, 5,000; Dr. Draper, 233,333; Mr. Powers, 20,833; Mr. Sampson, 5,000; Mr. Shockley, 94,450; Mr. Synowiec, 1,666; and Messrs. Fayne and Vipperman and Ms. Tomasky, 66,666.

(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.

(c) Includes the following numbers of shares held in joint tenancy with a family member: Dr. Draper, 661; and Mr. Vipperman, 80.

(d) Does not include, for Messrs. Fayne, Shockley and Vipperman, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Fayne, Shockley and Vipperman share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares

(e) Includes the following numbers of shares held by family members over which beneficial ownership is disclaimed: Mr. Shockley, 496.

(f)  Represents less than 1% of the total number of shares outstanding

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


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

                                                                                       PAGE
                                                                                       ----
       AEGCo:
          Independent Auditors' Report; Statements of Income for the years ended
          December 31, 2001, 2000, and 1999; Statements of Retained Earnings for
          the years ended December 31, 2001, 2000 and 1999; Statements of Cash
          Flows for the years ended December 31, 2001, 2000, and 1999; Balance
          Sheets as of December 31, 2001 and 2000; Statements of Capitalization
          as of December 31, 2001 and 2000; Combined Notes to Financial
          Statements.

       AEP and its subsidiaries consolidated:
          Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999; Consolidated Balance Sheets as of December 31,
          2001 and 2000; Consolidated


                                                                            PAGE
                                                                            ----

          Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Common Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999; Combined Notes to Financial Statements; Schedule of Consolidated Cumulative Preferred Stocks of Subsidiaries at December 31, 2001 and 2000; Schedule of Consolidated Long-term Debt of Subsidiaries at December 31, 2001 and 2000; Independent Auditors' Reports.

       APCo, I&M, and OPCo:
          Independent Auditors' Report; Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999; Consolidated Balance Sheets as of December 31, 2001 and 2000; Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Capitalization as of December 31, 2001 and 2000; Schedule of Consolidated Long-term Debt as of December 31, 2001 and 2000; Combined Notes to Financial Statements.

       CPL, CSPCo, PSO, and SWEPCo:
          Independent Auditors' Report(s); Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999; Consolidated Balance Sheets as of December 31, 2001 and 2000; Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000, and 1999; Consolidated Statements of Capitalization as of December 31, 2001 and 2000; Schedule of Consolidated Long-term Debt as of December 31, 2001 and 2000; Combined Notes to Financial Statements.

        KEPCo:
          Independent Auditors' Report; Statements of Income for the years ended December 31, 2001, 2000, and 1999; Statements of Retained Earnings for the years ended December 31, 2001, 2000, and 1999; Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999; Balance Sheets as of December 31, 2001 and 2000; Statements of Capitalization as of December 31, 2001 and 2000; Schedule of Long-term Debt as of December 31, 2001 and 2000; Combined Notes to Financial Statements.

        WTU:
          Independent Auditors' Reports; Statements of Income for the years ended December 31, 2001, 2000, and 1999; Statements of Retained Earnings for the years ended December 31, 2001, 2000, and 1999; Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; Balance Sheets as of December 31, 2001 and 2000; Statements of Capitalization as of December 31, 2001 and 2000; Schedule of Long-term Debt as of December 31, 2001 and 2000; Combined Notes to Financial Statements.

                                                                            PAGE
                                                                            ----




2.   FINANCIAL STATEMENT SCHEDULES:

                                                                                     Page
                                                                                     ----

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

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 2001.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  AMERICAN ELECTRIC POWER COMPANY, INC.


                                  BY:       /s/  SUSAN TOMASKY
                                     -------------------------------------------
                                       (SUSAN TOMASKY, VICE PRESIDENT,
                                       SECRETARY AND CHIEF FINANCIAL OFFICER)

Date:  March 18, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                                                  TITLE                            DATE
              ---------                                                  -----                            -----
(i)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                 Chairman of the Board,
                                                                       President,
                                                                 Chief Executive Officer
                                                                      And Director

(ii)  PRINCIPAL FINANCIAL OFFICER:

           /s/ SUSAN TOMASKY                                   Vice President, Secretary and           March 18, 2002
--------------------------------------------                     Chief Financial Officer
              (SUSAN TOMASKY)

(iii) PRINCIPAL ACCOUNTING OFFICER:

          /s/ JOSEPH M. BUONAIUTO                                    Controller and                   March 18, 2002
-------------------------------------------                    Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

(iv)  A MAJORITY OF THE DIRECTORS:

                *E. R. BROOKS
              *DONALD M. CARLTON
              *JOHN P. DESBARRES
                *ROBERT W. FRI
              *WILLIAM R. HOWELL
            *LESTER A. HUDSON, JR.
              *LEONARD J. KUJAWA
               *JAMES L. POWELL
              *RICHARD L. SANDOR
           *THOMAS V. SHOCKLEY, III
               *DONALD G. SMITH
           *LINDA GILLESPIE STUNTZ
             *KATHRYN D. SULLIVAN
                                                                                                      March 18, 2002
*By:       /s/ SUSAN TOMASKY
    ---------------------------------
    (SUSAN TOMASKY, ATTORNEY-IN-FACT)

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

                                           BY:        /s/  SUSAN TOMASKY
                                              ---------------------------------
                                              (SUSAN TOMASKY, VICE PRESIDENT)


Date:  March 18, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.


                SIGNATURE                                             TITLE                            DATE
                ---------                                             -----                            -----
(i)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                  Chairman of the Board,
                                                                Chief Executive Officer
                                                                     And Director

(ii)  PRINCIPAL FINANCIAL OFFICER:

           /s/ SUSAN TOMASKY                                         Vice President                   March 18, 2002
      -------------------------------------------                     And Director
              (SUSAN TOMASKY)

(iii) PRINCIPAL ACCOUNTING OFFICER:

          /s/ JOSEPH M. BUONAIUTO                                     Controller and                  March 18, 2002
      -------------------------------------------                  Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

(iv)  A MAJORITY OF THE DIRECTORS:

              *HENRY W. FAYNE
                *A. A. PENA
             *ROBERT P. POWERS
          *THOMAS V. SHOCKLEY, III
              *J. H. VIPPERMAN
                                                                                                      March 18, 2002
*By:    /s/ SUSAN TOMASKY
    -------------------------------------------
           (SUSAN TOMASKY, ATTORNEY-IN-FACT)

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

                                      INDIANA MICHIGAN POWER COMPANY


                                      BY:     /s/  SUSAN TOMASKY
                                        ----------------------------------------
                                          (SUSAN TOMASKY, VICE PRESIDENT)

Date:  March 18, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.


              SIGNATURE                                                 TITLE                             DATE
              ---------                                                 -----                             -----
(i)   PRINCIPAL EXECUTIVE OFFICER:

           *E. LINN DRAPER, JR.                                 Chairman of the Board,
                                                                Chief Executive Officer
                                                                      And Director
(ii)  PRINCIPAL FINANCIAL OFFICER:

           /s/ SUSAN TOMASKY                                          Vice President                   March 18, 2002
      ------------------------------------------------                 And Director
               (SUSAN TOMASKY)

(iii) PRINCIPAL ACCOUNTING OFFICER:

          /s/ JOSEPH M. BUONAIUTO                                       Controller and                 March 18, 2002
      ------------------------------------------------            Chief Accounting Officer
            (JOSEPH M. BUONAIUTO)

(iv)  A MAJORITY OF THE DIRECTORS
:
                *K. G. BOYD
              *JOHN E. EHLER
              *HENRY W. FAYNE
             *DAVID L. LAHRMAN
              *MARC E. LEWIS
            *SUSANNE M. MOORMAN
             *ROBERT P. POWERS
             *JOHN R. SAMPSON
         *THOMAS V. SHOCKLEY, III
              *D. B. SYNOWIEC
             *J. H. VIPPERMAN

*By:     /s/ SUSAN TOMASKY
    --------------------------------------------------
    (SUSAN TOMASKY, ATTORNEY-IN-FACT)                                                                  March 18, 2002

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                                     Page
INDEPENDENT AUDITORS' REPORT ...............................................................................          S-2

The following financial statement schedules are included in this report on the pages indicated.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves .......................................          S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves .......................................          S-3

CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
        Schedule II-- Valuation and Qualifying Accounts and Reserves .......................................          S-3

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves .......................................          S-4

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves........................................          S-4

KENTUCKY POWER COMPANY
        Schedule II-- Valuation and Qualifying Accounts and Reserves .......................................          S-4

OHIO POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves.......................................           S-5

PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves.......................................           S-5

SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
        Schedule II-- Valuation and Qualifying Accounts and Reserves.......................................           S-5

WEST TEXAS UTILITIES COMPANY
        Schedule II-- Valuation and Qualifying Accounts and Reserves.......................................           S-6

                          INDEPENDENT AUDITORS' REPORT


AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

     We have audited the consolidated financial statements of American Electric Power Company, Inc. and its subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 14 herein, as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our reports thereon dated February 22, 2002; such financial statements and reports are included in the 2001 Annual Reports and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and its subsidiaries and of certain of its subsidiaries, listed in Item 14, except for the financial statement schedules of Central Power and Light Company and subsidiary, Public Service Company of Oklahoma and its subsidiaries, Southwestern Electric Power Company and subsidiaries, and West Texas Utilities Company for the year ended December 31, 1999 and the financial information of Central and South West Corporation and its subsidiaries that is included in the financial statement schedule for American Electric Power Company, Inc. and its subsidiaries for the year ended December 31, 1999. These financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Columbus, Ohio
February 22, 2002


===========================================================================================================================

                              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......     $71,722         $124,542       $19,766(a)     $106,589(b)      $109,441
                                                =======         ========       =======        ========         ========
        Year Ended December 31, 2000.......     $63,207         $ 70,670       $ 8,358(a)     $ 70,513(b)      $ 71,722
                                                =======         ========       =======        ========         ========
        Year Ended December 31, 1999.......     $52,543         $ 38,347       $15,802(a)     $ 43,485(b)      $ 63,207
                                                =======         ========       =======        ========         ========
---------------------
(a)   Recoveries on accounts previously written off.
(b)   Uncollectible accounts written off.
===========================================================================================================================


===========================================================================================================================

                                        APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $2,588          $2,644        $1,017(a)        $4,372(b)       $1,877
                                                 ======          ======        ======           ======          ======
        Year Ended December 31, 2000.......      $2,609          $6,592        $1,526(a)        $8,139(b)       $2,588
                                                 ======          ======        ======           ======          ======
        Year Ended December 31, 1999.......      $2,234          $5,492        $1,995(a)        $7,112(b)       $2,609
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


===========================================================================================================================

                                          CENTRAL POWER AND LIGHT AND SUBSIDIARY
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)

DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $1,675          $  186        $ --_ (a)        $1,675(b)        $  186
                                                 ======          ======        ======           ======           ======
        Year Ended December 31, 2000.......      $--             $1,675        $ --  (a)        $ --  (b)        $1,675
                                                 ======          ======        ======           ======           ======
        Year Ended December 31, 1999.......      $--             $--           $ --  (a)        $ --  (b)        $--
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


                                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $  659          $  331        $    --(a)      $   245(b)       $   745
                                                 ======          ======        =======         =======          =======
        Year Ended December 31, 2000.......      $3,045          $2,082        $ 1,405(a)      $ 5,873(b)       $   659
                                                 ======          ======        =======         =======          =======
        Year Ended December 31, 1999.......      $2,598          $3,334        $10,782(a)      $13,669(b)       $ 3,045
                                                 ======          ======        =======         =======          =======
---------------------
(a)   Recoveries on accounts previously written off.
(b)   Uncollectible accounts written off.
===========================================================================================================================


===========================================================================================================================

                                     INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $  759          $   65      $    3(a)       $   86(b)      $  741
                                                 ======          ======      ======          ======         ======
        Year Ended December 31, 2000.......      $1,848          $ (235)     $  907(a)       $1,761(b)      $  759
                                                 ======          ======      ======          ======         ======
        Year Ended December 31, 1999.......      $2,027          $3,966      $1,367(a)       $5,512(b)      $1,848
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


===========================================================================================================================

                                                  KENTUCKY POWER COMPANY
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......       $282          $   --      $(24)(a)         $  (6)(b)         $264
                                                  ====          ======      =====            =======           ====
        Year Ended December 31, 2000.......       $637          $  187      $  9 (a)         $  551(b)         $282
                                                  ====          ======      =====            ======            ====
        Year Ended December 31, 1999.......       $848          $1,032      $ 467(a)         $1,710(b)         $637
                                                  ====          ======      =====            ======            ====
---------------------
(a)   Recoveries on accounts previously written off.
(b)   Uncollectible accounts written off.
===========================================================================================================================


===========================================================================================================================

                                           OHIO POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $1,054           $  554       $ --  (a)      $  229(b)         $1,379
                                                 ======           ======       ======         ======            ======
        Year Ended December 31, 2000.......      $2,223           $  472       $  778(a)      $2,419(b)         $1,054
                                                 ======           ======       ======         ======            ======
        Year Ended December 31, 1999.......      $1,678           $4,730       $1,273(a)      $5,458(b)         $2,223
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


===========================================================================================================================

                                   PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $  467         $    44         $ --  (a)     $   467(b)        $   44
                                                 ======         =======         ======        =======           ======
        Year Ended December 31, 2000.......      $--            $   467         $ --  (a)     $ --   (b)        $  467
                                                 ======         =======         ======        =======           ======
        Year Ended December 31, 1999.......      $--            $ --            $ --  (a)     $ --   (b)        $ --
                                                 ======         =======         ======        =======           ======
---------------------
(a)   Recoveries on accounts previously written off.
(b)   Uncollectible accounts written off.
===========================================================================================================================


===========================================================================================================================

                                   SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......      $  911         $   89        $   --  (a)      $  911(b)        $   89
                                                 ======         ======        =======          ======           ======
        Year Ended December 31, 2000.......      $4,428         $  911        $(4,428)(a)      $  -- (b)        $  911
                                                 ======         ======        =======          ======           ======
        Year Ended December 31, 1999.......      $3,269         $5,415        $   --  (a)      $4,256(b)        $4,428
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


===========================================================================================================================

                                               WEST TEXAS UTILITIES COMPANY
                               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

===========================================================================================================================
                 COLUMN A                       COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                              ----------------------------
                                               BALANCE AT     CHARGED TO       CHARGED TO                       BALANCE AT
                                               BEGINNING       COSTS AND         OTHER                            END OF
                DESCRIPTION                    OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
        Year Ended December 31, 2001.......       $288           $   13         $35(a)        $  140(b)          $196
                                                  ====           ======         ===           ======             ====
        Year Ended December 31, 2000.......       $186           $1,499         $46(a)        $1,443(b)          $288
                                                  ====           ======         ===           ======             ====
        Year Ended December 31, 1999.......       $497           $  (66)        $43(a)        $  288(b)          $186
                                                  ====            =====         ===           ======             ====

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


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
   AEGCO
   3(a)            --      Copy of Articles of Incorporation of AEGCo [Registration Statement on Form 10 for
                           the Common Shares of AEGCo, File No. 0-18135, Exhibit 3(a)].
   3(b)            --      Copy of the Code of Regulations of AEGCo (amended as of June 15, 2000) [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 2000,
                           File No. 0-18135, Exhibit 3(b)].
  10(a)            --      Copy of Capital Funds Agreement dated as of December 30, 1988 between AEGCo and AEP
                           [Registration Statement No. 33-32752, Exhibit 28(a)].
  10(b)(1)         --      Copy of Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended
                           [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
  10(b)(2)         --      Copy of Unit Power Agreement, dated as of August 1, 1984, among AEGCo, I&M and KEPCo
                           [Registration Statement No. 33-32752, Exhibit 28(b)(2)].
  10(b)(3)         --      Copy of Agreement, dated as of October 1, 1984, among AEGCo, I&M, APCo and Virginia Electric and Power Company [Registration Statement No. 33-32752, Exhibit 28(b)(3)].
  10(c)            --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
                           28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Annual Report on Form 10-K of AEGCo
                           for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B),
                           10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B)].
 *13               --      Copy of those portions of the AEGCo 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
 *24               --      Power of Attorney.

  AEP++
   3(a)            --      Copy of Restated Certificate of Incorporation of AEP, dated October 29, 1997
                           [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1997,
                           File No. 1-3525, Exhibit 3(a)].
   3(b)            --      Copy of Certificate of Amendment of the Restated Certificate of Incorporation of AEP,
                           dated January 13, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 1998, File No. 1-3525, Exhibit 3(b)].
   3(c)            --      Composite copy of the Restated Certificate of Incorporation of AEP, as amended
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998,
                           File No. 1-3525, Exhibit 3(c)].
   3(d)            --      Copy of By-Laws of AEP, as amended through January 28, 1998 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 3(b)].
  *4(a)            --      Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
  *4(b)            --      First Supplemental Indenture, dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee, for 6.125% Senior Notes, Series A, due May 15, 2006.
  *4(c)            --      Second Supplemental Indenture, dated as of May 1, 2001, between AEP and The Bank of New York, as
                           Trustee, for 5.50% Putable Callable Notes, Series B, Putable Callable May 15, 2003.
  10(a)            --      Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(b)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
  10(c)            --      Copy of Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington
                           Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                           28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Registration Statement
                           No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and
                           28(a)(6)(C); and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31,
                           1993, File No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                           10(c)(5)(B) and 10(c)(6)(B); Annual Report on Form 10-K of I&M for the fiscal year ended
                           December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B),
                           10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
  10(d)            --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
  10(e)            --      Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among
                           APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(f)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(f)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of AEP dated December 15, 1999, File No. 1-3525, Exhibit 10].
 +10(g)(1)         --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525,
                           Exhibit 10(e)].
 +10(g)(2)         --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
                           Exhibit 10(d)(2)].
 +10(h)            --      AEP Accident Coverage Insurance Plan for directors [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525,Exhibit 10(g)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
+10(i)(1)          --      AEP Deferred Compensation and Stock Plan for Non-Employee Directors, as amended June 1, 2000
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                           Exhibit 10(i)(1)].
*+10(i)(2)         --      AEP Stock Unit Accumulation Plan for Non-Employee Directors, as amended January 1, 2002.
+10(j)(1)(A)       --      AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001 [Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                           Exhibit 10(j)(1)(A)].
+10(j)(1)(B)       --      Guaranty by AEP of the Service Corporation Excess Benefits Plan [Annual Report on Form 10-K of
                           AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(h)(1)(B)].
+10(j)(2)          --      AEP System Supplemental Retirement Savings Plan, Amended and Restated as of June 1, 2001
                           (Non-Qualified) [Registration Statement No. 333-66048, Exhibit 4].
+10(j)(3)          --      Service Corporation Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
+10(k)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].
+10(l)             --      AEP System Senior Officer Annual Incentive Compensation Plan[Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
+10(m)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
+10(n)             --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                           March 1, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No.
                           1-3525, Exhibit 10(o)].
*+10(o)            --      AEP Change In Control Agreement.
+10(p)             --      AEP System 2000 Long-Term Incentive Plan [Proxy Statement of AEP, March 10, 2000].
+10(q)             --      Memorandum of agreement between Susan Tomasky and the Service Corporation dated January 3,
                           2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000,
                           File No. 1-3525, Exhibit 10(s)].
+10(r)(1)          --      Central and South West System Special Executive Retirement Plan as amended and restated effective
                           July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998,
                           File No. 1-1443, Exhibit 18].
*+10(r)(2)         --      Certified CSW Board Resolution of April 18, 1991.
+10(r)(3)          --      CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW, March 13, 1992].
*12                --      Statement re: Computation of Ratios.
*13                --      Copy of those portions of the AEP 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
*21                --      List of subsidiaries of AEP.
*23(a)             --      Consent of Deloitte & Touche LLP.
*23(b)             --      Consent of Arthur Andersen LLP.
*23(c)             --      Consent of KPMG Audit plc.
*24                --      Power of Attorney.


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
    APCO++
    3(a)           --      Copy of Restated Articles of Incorporation of APCo, and amendments thereto to November 4,
                           1993 [Registration Statement No. 33-50163, Exhibit 4(a); Registration Statement No. 33-53805,
                           Exhibits 4(b) and 4(c)].
    3(b)           --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated
                           June 6, 1994 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31,
                           1994, File No. 1-3457, Exhibit 3(b)].
    3(c)           --      Copy of Articles of Amendment to the Restated Articles of Incorporation of APCo, dated
                           March 6, 1997 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31,
                           1996, File No. 1-3457, Exhibit 3(c)].
    3(d)           --      Composite copy of the Restated Articles of Incorporation of APCo (amended as of March 7, 1997) [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457, Exhibit 3(d)].
   *3(e)           --      Copy of By-Laws of APCo (amended as of October 24, 2001).
    4(a)           --      Copy of Mortgage and Deed of Trust, dated as of December 1, 1940, between APCo and Bankers
                           Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration
                           Statement No. 2-7289, Exhibit 7(b); Registration Statement No. 2-19884, Exhibit 2(1);
                           Registration Statement No. 2-24453, Exhibit 2(n); Registration Statement No. 2-60015,
                           Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10),
                           2(b)(12), 2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20), 2(b)(21),
                           2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and
                           2(b)(28); Registration Statement No. 2-64102, Exhibit 2(b)(29);
                           Registration Statement No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31);
                           Registration Statement No. 2-69217, Exhibit 2(b)(32); Registration
                           Statement No. 2-86237, Exhibit 4(b); Registration Statement No.
                           33-11723, Exhibit 4(b); Registration Statement No. 33-17003, Exhibit
                           4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b);
                           Registration Statement No. 33-40720, Exhibit 4(b); Registration
                           Statement No. 33-45219, Exhibit 4(b); Registration Statement No.
                           33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410,
                           Exhibit 4(b); Registration Statement No. 33-59834, Exhibit 4(b);
                           Registration Statement No. 33-50229, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and
                           4(e); Registration Statement No. 333-01049, Exhibits 4(b) and 4(c);
                           Registration Statement No. 333-20305, Exhibits 4(b) and 4(c); Annual
                           Report on Form 10-K of APCo for the fiscal year ended December 31,
                           1996, File No. 1-3457, Exhibit 4(b); Annual Report on Form 10-K of
                           APCo for the fiscal year ended December 31, 1998, File No. 1-3457,
                           Exhibit 4(b)].
    4(b)           --      Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The
                           Bank of New York, As Trustee [Registration Statement No. 333-45927, Exhibit 4(a);
                           Registration Statement No. 333-49071, Exhibit 4(b); Registration Statement No. 333-84061,
                           Exhibits 4(b) and 4(c); Annual Report on Form 10-K of APCo for the fiscal year ended December
                           31, 1999, File No. 1-3457, Exhibit 4(c); Registration Statement No. 333-81402, Exhibits 4(b),
                           4(c) and 4(d)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
  10(a)(1)         --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
  10(a)(2)         --      Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of
                           APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
  10(a)(3)         --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
  10(b)            --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
  10(c)            --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
  10(d)            --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
  10(e)(1)         --      Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
  10(e)(2)         --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of APCo dated December 15, 1999, File No. 1-3457, Exhibit 10].

 +10(f)(1)         --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].

 +10(f)(2)         --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].

 +10(g)            --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 +10(h)(1)        --      AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001 [Annual Report on Form
                          10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525, Exhibit 10(j)(1)(A)].
+10(h)(2)         --      AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2001
                          (Non-Qualified) [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000,
                          File No. 1-3525, Exhibit 10(j)(2)].
+10(h)(3)         --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended
                          December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
+10(i)            --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                          Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                          Exhibit 10(g)(3)].
+10(j)            --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                          AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
+10(k)            --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                          March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998,
                          File No. 1-3525, Exhibit 10(o)].
+10(l)            --      AEP Change In Control Agreement [Annual Report on Form 10-K of AEP for the fiscal year ended
                          December 31, 2001, File No. 1-3525, Exhibit 10(o)].
+10(m)            --      AEP System 2000 Long-Term Incentive Plan [Proxy Statement of AEP, March 10, 2000].
+10(n)            --      Memorandum of agreement between Susan Tomasky and the Service Corporation dated January 3,
                          2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000,
                          File No. 1-3525, Exhibit 10(s)].
+10(o)(1)         --      Central and South West System Special Executive Retirement Plan as amended and restated effective
                          July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998,
                          File No. 1-1443, Exhibit 18].
+10(o)(2)         --      Certified CSW Board Resolution of April 18, 1991 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
+10(o)(3)         --      CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW, March 13, 1992].
*12               --      Statement re: Computation of Ratios.
*13               --      Copy of those portions of the APCo 2001 Annual Report (for the fiscal year ended December 31,
                          2001) which are incorporated by reference in this filing.
 21               --      List of subsidiaries of APCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                          December 31, 2001, File No. 1-3525, Exhibit 21].
*24               --      Power of Attorney.

CPL++
  3(a)            --      Restated Articles of Incorporation Without Amendment, Articles of Correction to Restated
                          Articles of Incorporation Without Amendment, Articles of Amendment to Restated Articles of
                          Incorporation, Statements of Registered Office and/or Agent, and Articles of Amendment to the
                          Articles of Incorporation [Quarterly Report on Form 10-Q of CPL for the quarter ended March
                          31, 1997, File No. 0-346, Exhibit 3.1].
  3(b)            --      By-Laws of CPL (amended as of April 19, 2000) [Annual Report on Form 10-K of CPL for the fiscal year ended December 31, 2000, File No. 0-346, Exhibit 3(b)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
  4(a)           --        Indenture of Mortgage or Deed of Trust, dated November 1, 1943, between CPL and The First
                           National Bank of Chicago and R. D. Manella, as Trustees, as amended and supplemented
                           [Registration Statement No. 2-60712, Exhibit 5.01;  Registration Statement No. 2-62271,
                           Exhibit 2.02; Form U-1 No. 70-7003, Exhibit 17; Registration Statement No. 2-98944, Exhibit 4
                           (b); Form U-1 No. 70-7236, Exhibit 4; Form U-1 No. 70-7249, Exhibit 4; Form U-1 No. 70-7520,
                           Exhibit 2; Form U-1 No. 70-7721, Exhibit 3; Form U-1 No. 70-7725, Exhibit 10; Form U-1 No.
                           70-8053, Exhibit 10 (a); Form U-1 No. 70-8053, Exhibit 10 (b);  Form U-1 No. 70-8053, Exhibit
                           10 (c); Form U-1 No. 70-8053, Exhibit 10 (d); Form U-1 No. 70-8053, Exhibit 10 (e); Form U-1
                           No. 70-8053, Exhibit 10 (f)].
  4(b)           --        CPL-obligated,  mandatorily redeemable preferred securities of subsidiary trust holding solely
                           Junior Subordinated Debentures of CPL:
                           (1)  Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee
                                [Quarterly Report on Form 10-Q of CPL dated March 31, 1997, File No. 0-346, Exhibits 4.1 and
                                4.2].
                           (2)  Amended and Restated Trust Agreement of CPL Capital I, dated as of May 1, 1997, among CPL, as Depositor, the Bank of New York, as Property Trustee, The Bank of New York (Delaware), as
                                Delaware Trustee, and the Administrative Trustee [Quarterly Report on Form 10-Q of CPL dated
                                March 31, 1997, File No. 0-346, Exhibit 4.3].
                           (3)  Guarantee Agreement, dated as of May 1, 1997, delivered by CPL for the benefit of the holders of CPL Capital I's Preferred Securities [Quarterly Report on Form 10-Q of CPL dated
                                March 31, 1997, File No. 0-346, Exhibit 4.4].
                           (4)  Agreement as to Expenses and Liabilities dated as of May 1, 1997, between CPL and CPL Capital I
                                [Quarterly Report on Form 10-Q of CPL dated March 31, 1997, File No. 0-346, Exhibit 4.5].
  4(c)           --        Indenture (for unsecured debt securities), dated as of November 15, 1999, between CPL and The Bank of
                           New York, as Trustee, as amended and supplemented [Annual Report on Form 10-K of CPL for the fiscal year ended December 31, 2000, File No. 0-346, Exhibits 4(c), 4(d) and 4(e)].
*12              --        Statement re: Computation of Ratios.
*13              --        Copy of those portions of the CPL 2001 Annual Report (for the fiscal year ended December 31, 2001)
                           which are incorporated by reference in this filing.
*23(a)           --        Consent of Deloitte & Touche LLP.
*23(b)           --        Consent of Arthur Andersen LLP.
*24              --        Power of Attorney.

CSPCO++
  3(a)           --        Copy of Amended Articles of Incorporation of CSPCo, as amended to March 6, 1992 [Registration
                           Statement No. 33-53377, Exhibit 4(a)].
  3(b)           --        Copy of Certificate of Amendment to Amended Articles of Incorporation of CSPCo, dated May 19,
                           1994 [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994,
                           File No. 1-2680, Exhibit 3(b)].
  3(c)           --        Composite copy of Amended Articles of Incorporation of CSPCo, as amended [Annual Report on
                           Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(c)].
  3(d)           --        Copy of Code of Regulations and By-Laws of CSPCo [Annual Report on Form 10-K of CSPCo for the
                           fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
  4(a)           --        Copy of Indenture of Mortgage and Deed of Trust, dated September 1, 1940, between CSPCo and
                           City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended
                           [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No.
                           2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration
                           Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652, Exhibit 4(b);
                           Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389,
                           Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h);
                           Registration Statement No. 33-35651, Exhibit 4(b); Registration Statement No. 33-46859,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-50316, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No.
                           33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)].
  4(b)           --        Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-54025, Exhibits 4(a), 4(b),
                           4(c) and 4(d); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1998,
                           File No. 1-2680, Exhibits 4(c) and 4(d)].
 10(a)(1)        --        Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to
                           January 18, 1975, the Administrator of the Energy Research and Development Administration, as
                           amended [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
 10(a)(2)        --        Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the
                           fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
 10(a)(3)        --        Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
 10(b)           --        Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, OPCo and I&M and the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit 5(a);
                           Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
 10(c)           --        Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo, and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
 10(d)           --        Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 10(e)(1)        --        Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
 10(e)(2)        --        Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of CSPCo dated December 15, 1999, File No. 1-2680, Exhibit 10].
*12              --        Statement re: Computation of Ratios.
*13              --        Copy of those portions of the CSPCo 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
*23              --        Consent of Deloitte & Touche LLP.
*24              --        Power of Attorney.

I&M++
  3(a)           --        Copy of the Amended Articles of Acceptance of I&M and amendments thereto [Annual
                           Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No.
                           1-3570, Exhibit 3(a)].
  3(b)           --        Copy of Articles of Amendment to the Amended Articles of Acceptance of I&M, dated March 6,
                           1997 [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996,
                           File No. 1-3570, Exhibit 3(b)].
  3(c)           --        Composite Copy of the Amended Articles of Acceptance of I&M (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1996, File No. 1-3570,
                           Exhibit 3(c)].
 *3(d)           --        Copy of the By-Laws of I&M (amended as of November 28, 2001).
  4(a)           --        Copy of Mortgage and Deed of Trust, dated as of June 1, 1939, between I&M and Irving Trust
                           Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No.
                           2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16), and 2(c)(17);
                           Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389,
                           Exhibit 2(a)(19); Registration Statement No. 2-67728, Exhibit 2(b)(20); Registration
                           Statement No. 2-85016, Exhibit 4(b); Registration Statement No. 33-5728, Exhibit 4(c);
                           Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230,
                           Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv) and
                           4(a)(v); Registration Statement No. 33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                           Registration Statement No. 33-54480, Exhibits 4(b)(I) and 4(b)(ii); Registration Statement
                           No. 33-60886, Exhibit 4(b)(I); Registration Statement No. 33-50521, Exhibits 4(b)(I),
                           4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K of I&M for the fiscal year ended December
                           31, 1993, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for the  fiscal year ended December 31, 1994, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of
                           I&M for the fiscal year ended December 31, 1996, File No. 1-3570, Exhibit 4(b)].
  4(b)           --        Copy of Indenture (for unsecured debt securities), dated as of October 1, 1998, between
                           I&M and The Bank of New York, as Trustee [Registration Statement No. 333-88523,
                           Exhibits 4(a), 4(b) and 4(c); Registration Statement No. 58656, Exhibits 4(b) and 4(c)].
 *4(c)           --        Copy of Company Order and Officers' Certificate, dated December 12, 2001, establishing certain terms of the 6.125% Notes, Series C, due 2006.


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 10(a)(1)        --        Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
 10(a)(2)        --        Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
 10(a)(3)        --        Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
 10(a)(4)        --        Copy of Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the
                           Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c);
                           Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo
                           for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
 10(a)(5)        --        Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
 10(b)           --        Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M, and
                           OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910,
                           Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
 10(c)           --        Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
 10(d)           --        Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 1, 1996, File No. 1-3525, Exhibit 10(l)].
 10(e)           --        Copy of Nuclear Material Lease Agreement, dated as of December 1, 1990, between I&M and DCC
                           Fuel Corporation [Annual Report on Form 10-K of I&M for the fiscal year ended December 31,
                           1993, File No. 1-3570, Exhibit 10(d)].
 10(f)           --        Copy of Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust
                           Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                           28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); Annual Report on Form 10-K of I&M for
                           the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                           10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 10(g)(1)         --       Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
 10(g)(2)         --       Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of I&M dated December 15, 1999, File No. 1-3570, Exhibit 10].
*12               --       Statement re: Computation of Ratios.
*13               --       Copy of those portions of the I&M 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
 21               --       List of subsidiaries of I&M [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 2001, File No. 1-3525, Exhibit 21].
*23               --       Consent of Deloitte & Touche LLP.
*24               --       Power of Attorney.

KEPCO++
  3(a)            --       Copy of Restated Articles of Incorporation of KEPCo [Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
  3(b)            --       Copy of By-Laws of KEPCo (amended as of June 15, 2000) [Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 2000, File No. 1-6858, Exhibit 3(b)].
  4(a)            --       Copy of Mortgage and Deed of Trust, dated May 1, 1949, between KEPCo and Bankers Trust
                           Company, as supplemented and amended [Registration Statement No. 2-65820, Exhibits 2(b)(1),
                           2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and  2(b)(6); Registration Statement No. 33-39394,
                           Exhibits 4(b) and 4(c); Registration Statement No. 33-53226, Exhibits 4(b) and 4(c);
                           Registration Statement No. 33-61808, Exhibits 4(b) and 4(c), Registration Statement No.
                           33-53007, Exhibits 4(b), 4(c) and 4(d)].
  4(b)           --        Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between
                           KEPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-75785, Exhibits
                           4(a), 4(b), 4(c) and 4(d); Annual Report on Form 10-K of KEPCo for the fiscal year ended
                           December 31, 1999, File No. 1-6858, Exhibit 4(c); Annual Report on Form 10-K of KEPCo for the
                           fiscal year ended December 31, 2000, File No. 1-6858, Exhibit 4(c)].
 10(a)           --        Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a);Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
 10(b)           --        Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on
                           Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit
                           10(b)(2)].
 10(c)           --        Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 10(d)(1)         --       Agreement and Plan of Merger, dated as of December 21, 1997, By and Among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
 10(d)(2)         --       Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of KEPCo dated December 15, 1999, File No. 1-6858, Exhibit 10].
*12               --       Statement re: Computation of Ratios.
*13               --       Copy of those portions of the KEPCo 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
*24               --       Power of Attorney.

OPCO++
  3(a)            --       Copy of Amended Articles of Incorporation of OPCo, and amendments thereto to December 31, 1993
                           [Registration Statement No. 33-50139, Exhibit 4(a); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 3(b)].
  3(b)            --       Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated May 3, 1994
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No.
                           1-6543, Exhibit 3(b)].
  3(c)            --       Copy of Certificate of Amendment to Amended Articles of Incorporation of OPCo, dated March 6,
                           1997 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File
                           No. 1-6543, Exhibit 3(c)].
  3(d)            --       Composite copy of the Amended Articles of Incorporation of OPCo (amended as of March 7, 1997)
                           [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File No. 1-6543,
                           Exhibit 3(d)].
  3(e)            --       Copy of Code of Regulations of OPCo [Annual Report on Form 10-K of OPCo for the fiscal year ended
                           December 31, 1990, File No. 1-6543, Exhibit 3(d)].
  4(a)            --       Copy of Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and
                           Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4; Registration Statement No.
                           2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                           2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18),
                           2(c)(19), 2(c)(20), 2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27),
                           2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31); Registration Statement No. 2-83591, Exhibit 4(b);
                           Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration
                           Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit
                           4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                           Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report
                           on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                           4(b)].
  4(b)            --       Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between
                           OPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-49595, Exhibits
                           4(a), 4(b) and 4(c); Annual Report on Form 10-K of OPCo for the fiscal year ended December
                           31, 1998, File No. 1-6543, Exhibits 4(c) and 4(d); Annual Report on Form 10-K of OPCo for the
                           fiscal year ended December 31, 1999, File No. 1-6543, Exhibits 4(c) and 4(d); Annual Report
                           on Form 10-K of OPCo for the fiscal year ended December 31, 2000, File No. 1-6543, Exhibit
                           4(c)].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
 10(a)(1)          --      Copy of Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January
                           18, 1975, the Administrator of the Energy Research and Development Administration, as amended
                           [Registration Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234,
                           Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration
                           Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); Annual Report on Form
                           10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit
                           10(a)(1)(B)].
 10(a)(2)          --      Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring
                           Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration
                           Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo  for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
 10(a)(3)          --      Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric
                           Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
 10(b)             --      Copy of Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KEPCo, I&M and OPCo and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                           5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for
                           the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
 10(c)             --      Copy of Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with the Service Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
 10(d)             --      Copy of Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28,
                           1994, among APCo, CSPCo, I&M, KEPCo, OPCo and the Service Corporation [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
 10(e)             --      Copy of Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report on
                           Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                           10(f)].
 10(f)             --      Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
 10(g)(1)          --      Agreement and Plan of Merger, dated as of December 21, 1997, by and among American Electric
                           Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation
                           [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No.
                           1-3525, Exhibit 10(f)].
 10(g)(2)          --      Amendment No. 1, dated as of December 31, 1999, to the Agreement and Plan of Merger [Current
                           Report on Form 8-K of OPCo dated December 15, 1999, File No. 1-6543, Exhibit 10].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
+10(h)(1)          --      AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of
                           OPCo for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
+10(h)(2)          --      Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525, Exhibit 10(d)(2)].
+10(i)             --      AEP System Senior Officer Annual Incentive Compensation Plan [Annual Report on Form 10-K of AEP
                           for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
+10(j)(1)          --      AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001 [Annual Report on Form
                           10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525, Exhibit 10(j)(1)(A)].
+10(j)(2)          --      AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2001
                           (Non-Qualified) [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No.
                           1-3525, Exhibit 10(j)(2)].
+10(j)(3)          --      Umbrella Trust for Executives [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
+10(k)             --      Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual
                           Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1991, File No. 0-18135,
                           Exhibit 10(g)(3)].
+10(l)             --      AEP System Survivor Benefit Plan, effective January 27, 1998 [Quarterly Report on Form 10-Q of
                           AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
+10(m)             --      AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective
                           March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No.
                           1-3525, Exhibit 10(o)].
+10(n)             --      AEP Change In Control Agreement [Annual Report on Form 10-K of AEP for the fiscal year ended December
                           31, 2001, File No. 1-3525, Exhibit 10(o)].
+10(o)             --      AEP System 2000 Long-Term Incentive Plan [Proxy Statement of AEP, March 10, 2000].
+10(p)             --      Memorandum of agreement between Susan Tomasky and the Service Corporation dated January 3,
                           2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                           Exhibit 10(s)].
+10(q)(1)          --      Central and South West System Special Executive Retirement Plan as amended and restated effective
                           July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998, File No.
                           1-1443, Exhibit 18].
+10(q)(2)          --      Certified CSW Board Resolution of April 18, 1991 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
+10(q)(3)          --      CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW, March 13, 1992].
*12                --      Statement re: Computation of Ratios.
*13                --      Copy of those portions of the OPCo 2001 Annual Report (for the fiscal year ended December 31,
                           2001) which are incorporated by reference in this filing.
 21                --      List of subsidiaries of OPCo [Annual Report on Form 10-K of AEP for the fiscal year ended
                           December 31, 2001, File No. 1-3525, Exhibit 21].
*23                --      Consent of Deloitte & Touche LLP.
*24                --      Power of Attorney.


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
PSO++
  3(a)             --      Restated Certificate of Incorporation of PSO [Annual Report on Form U5S of Central and South West
                           Corporation for the fiscal year ended December 31, 1996, File No. 1-1443, Exhibit B-3.1].
  3(b)             --      By-Laws of PSO (amended as of June 28, 2000) [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2000, File No. 0-343, Exhibit 3(b)].
  4(a)             --      Indenture, dated July 1, 1945, between PSO and Liberty Bank and Trust Company of Tulsa,
                           National Association, as Trustee, as amended and supplemented [Registration Statement No.
                           2-60712, Exhibit 5.03; Registration Statement No. 2-64432, Exhibit 2.02; Registration
                           Statement No. 2-65871, Exhibit 2.02; Form U-1 No. 70-6822, Exhibit 2; Form U-1 No. 70-7234,
                           Exhibit 3; Registration Statement No. 33-48650, Exhibit 4(b); Registration Statement No.
                           33-49143, Exhibit 4(c); Registration Statement No. 33-49575, Exhibit 4(b); Annual Report on
                           Form 10-K of PSO for the fiscal year ended December 31, 1993, File No. 0-343, Exhibit 4(b);
                           Current Report on Form 8-K of PSO dated March 4, 1996, No. 0-343, Exhibit 4.01; Current
                           Report on Form 8-K of PSO dated  March 4, 1996, No. 0-343, Exhibit 4.02; Current Report on
                           Form 8-K of PSO dated March 4, 1996, No. 0-343, Exhibit 4.03].
  4(b)            --      PSO-obligated,  mandatorily redeemable preferred securities of subsidiary trust holding solely
                           Junior Subordinated Debentures of PSO:
                           (1)  Indenture, dated as of May 1, 1997, between PSO and The Bank of New York, as Trustee
                                [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibits 4.6 and 4.7].
                           (2)  Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1, 1997, among PSO, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as
                                Delaware Trustee, and the Administrative Trustee [Quarterly Report on Form 10-Q of PSO dated
                                March 31, 1997, File No. 0-343, Exhibit 4.8].
                           (3)  Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities [Quarterly Report on Form 10-Q of PSO dated
                                March 31, 1997, File No. 0-343, Exhibits 4.9].
                           (4)  Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I
                                [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibits 4.10].
  4(c)             --      Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of
                           New York, as Trustee [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2000, File
                           No. 0-343, Exhibits 4(c) and 4(d)]
*12                --      Statement re: Computation of Ratios.
*13                --      Copy of those portions of the PSO 2001 Annual Report (for the fiscal year ended December 31, 2001)
                           which are incorporated by reference in this filing.
*23(a)             --      Consent of Deloitte & Touche LLP.
*23(b)             --      Consent of Arthur Andersen LLP.
*24                --      Power of Attorney.

SWEPCO++
  3(a)             --      Restated Certificate of Incorporation, as amended through May 6, 1997, including Certificate of
                           Amendment of Restated Certificate of Incorporation [Quarterly Report on Form 10-Q of SWEPCo for the
                           quarter ended March 31, 1997, File No. 1-3146, Exhibit 3.4].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
   3(b)            --      By-Laws of SWEPCo (amended as of April 27, 2000) [Quarterly Report on Form 10-Q of SWEPCo for
                           the quarter ended March 31, 2000, File No. 1-3146, Exhibit 3.3].
   4(a)            --      Indenture, dated February 1, 1940, between SWEPCo and Continental Bank, National Association and M. J. Kruger, as Trustees, as amended and supplemented [Registration Statement No.
                           2-60712, Exhibit 5.04; Registration Statement No. 2-61943, Exhibit 2.02;  Registration
                           Statement No. 2-66033, Exhibit 2.02; Registration Statement No. 2-71126, Exhibit 2.02;
                           Registration Statement No. 2-77165, Exhibit 2.02; Form U-1 No. 70-7121, Exhibit 4; Form U-1
                           No. 70-7233, Exhibit 3; Form U-1 No. 70-7676, Exhibit 3; Form U-1 No. 70-7934, Exhibit 10;
                           Form U-1 No. 72-8041, Exhibit 10(b); Form U-1 No. 70-8041, Exhibit 10(c); Form U-1 No.
                           70-8239, Exhibit 10(a)].
   4(b)            --      SWEPCO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of SWEPCo:
                           (1)  Indenture, dated as of May 1, 1997, between SWEPCo and the Bank of New York, as Trustee
                                [Quarterly Report on Form 10-Q of SWEPCo dated March 31, 1997, File No. 1-3146, Exhibits 4.11 and 4.12].
                           (2)  Amended and Restated Trust Agreement of SWEPCo Capital I, dated as of May 1, 1997, among
                                SWEPCo, as Depositor, the Bank of New York, as Property Trustee, The Bank of New York
                                (Delaware), as Delaware Trustee, and the Administrative Trustee [Quarterly Report on Form
                                10-Q of SWEPCo dated March 31, 1997, File No. 1-3146, Exhibit 4.13].
                           (3)  Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCo for the benefit of the holders of SWEPCo Capital I's Preferred Securities [Quarterly Report on Form 10-Q of
                                SWEPCo dated March 31, 1997, File No. 1-3146, Exhibit 4.14].
                           (4)  Agreement as to Expenses and Liabilities, dated as of May 1, 1997 between SWEPCo and SWEPCo
                                Capital I [Quarterly Report on Form 10-Q of SWEPCo dated March 31, 1997, File No. 1-3146,
                                Exhibits 4.15].
   4(c)            --      Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee [Annual Report on Form 10-K of SWEPCo for the fiscal year ended December 31,
                           2000, File No. 1-3146, Exhibits 4(c) and 4(d)].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the SWEPCo 2001 Annual
                           Report (for the fiscal year ended December 31, 2001)
                           which are incorporated by reference in this filing.
 *23(a)            --      Consent of Deloitte & Touche LLP.
 *23(b)            --      Consent of Arthur Andersen LLP.
 *24               --      Power of Attorney.

WTU++
   3(a)            --      Restated Articles of Incorporation, as amended, and Articles of Amendment to the Articles of
                           Incorporation [Annual Report on Form 10-K of WTU for the fiscal year ended December 31, 1996,
                           File No. 0-340, Exhibit 3.5].
   3(b)            --      By-Laws of WTU  (amended  as of May 1,  2000)  [Quarterly  Report on Form 10-Q of WTU for the
                           quarter ended March 31, 2000, File No. 0-340, Exhibit 3.4].


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
   4(a)            --      Indenture, dated August 1, 1943, between WTU and Harris Trust and Savings Bank and J.
                           Bartolini, as Trustees, as amended and supplemented [Registration Statement No. 2-60712,
                           Exhibit 5.05; Registration Statement No. 2-63931, Exhibit 2.02; Registration Statement No.
                           2-74408, Exhibit 4.02; Form U-1 No. 70-6820, Exhibit 12; Form U-1 No. 70-6925, Exhibit 13;
                           Registration Statement No. 2-98843, Exhibit 4(b); Form U-1 No. 70-7237, Exhibit 4; Form U-1
                           No. 70-7719, Exhibit 3; Form U-1 No. 70-7936, Exhibit 10; Form U-1 No. 70-8057, Exhibit 10;
                           Form U-1 No. 70-8265, Exhibit 10; Form U-1 No. 70-8057, Exhibit 10(b); Form U-1 No. 70-8057,
                           Exhibit 10(c)].
 *12               --      Statement re: Computation of Ratios.
 *13               --      Copy of those portions of the WTU 2001 Annual
                           Report (for the fiscal year ended December 31, 2001) which are incorporated by reference in this filing.
 *24               --      Power of Attorney.

                                       -------------------------------------


++Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.