Form 10-Q
period 2002-09-30
AMERICAN ELECTRIC POWER CO INC
filed 2002-11-14
CIK 4904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended SEPTEMBER 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                                    Yes   X          No

Indicate by check mark whether American Electric Power Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                    Yes   X          No

Indicate  by check  mark  whether  AEP  Generating  Company,  Appalachian  Power
Company,  Central Power and Light  Company,  Columbus  Southern  Power  Company,
Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma, Southwestern Electric Power Company, and West Texas Utilities Company are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

                                                    Yes              No   X

The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at October 31, 2002 was 338,835,220.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2002

                                    CONTENTS

                                                                                                                Page
   Glossary of Terms                                                                                            i - iii
   Forward-Looking Information                                                                                  iv

   Part I.  FINANCIAL INFORMATION
     Items 1 and 2  Financial Statements and Management's Discussion
                    and Analysis of Results of Operations:

                              American Electric Power Company, Inc. and Subsidiary Companies:
                                   Management's Discussion and Analysis of Results of Operations                A-1 - A-3
                                   Consolidated Financial Statements                                            A-4 - A-8

                              AEP Generating Company:
                                   Management's Narrative Analysis of Results of Operations                     B-1 - B-2
                                   Financial Statements                                                         B-3 - B-6

                              Appalachian Power Company and Subsidiaries:
                                   Management's Discussion and Analysis of Results of Operations                C-1 - C-3
                                   Consolidated Financial Statements                                            C-4 - C-8

                              Central Power and Light Company and Subsidiaries:
                                   Management's Discussion and Analysis of Results of Operations                D-1 - D-3
                                   Consolidated Financial Statements                                            D-4 - D-8

                              Columbus Southern Power Company and Subsidiaries:
                                   Management's Narrative Analysis of Results of Operations                     E-1 - E-2
                                   Consolidated Financial Statements                                            E-3 - E-7

                              Indiana Michigan Power Company and Subsidiaries:
                                   Management's Discussion and Analysis of Results of Operations                F-1 - F-3
                                   Consolidated Financial Statements                                            F-4 - F-8

                              Kentucky Power Company:
                                   Management's Narrative Analysis of Results of Operations                     G-1 - G-2
                                   Financial Statements                                                         G-3 - G-7

                              Ohio Power Company and Subsidiaries:
                                   Management's Discussion and Analysis of Results of Operations                H-1 - H-3
                                   Consolidated Financial Statements                                            H-4 - H-8

                              Public Service Company of Oklahoma and Subsidiary:
                                   Management's Narrative Analysis of Results of Operations                     I-1 - I-2
                                   Consolidated Financial Statements                                            I-3 - I-7

                              Southwestern Electric Power Company and Subsidiaries:
                                   Management's Discussion and Analysis of Results of Operations                J-1 - J-2
                                   Consolidated Financial Statements                                            J-3 - J-7

                              West Texas Utilities Company:
                                   Management's Narrative Analysis of Results of Operations                     K-1 - K-3
                                   Financial Statements                                                         K-4 - K-8

                              Notes to Financial Statements                                                     L-1 - L-25

           Item 2.        Registrants' Combined Management's Discussion and Analysis of
                                 Financial Condition, Accounting Policies and Other Matters                     M-1 - M-21
           Item 3.        Quantitative and Qualitative Disclosures About Market Risk                            N-1 - N-8
           Item 4.        Controls and Procedures                                                               O-1

       Part II.           OTHER INFORMATION
           Item 5.             Other Information                                                                P-1
           Item 6.             Exhibits and Reports on Form 8-K                                                 P-1
                                     (a)  Exhibits
                                             Exhibit 12
                                             Exhibit 99.1
                                             Exhibit 99.2
                                     (b)     Reports on Form 8-K

SIGNATURES                                                                                                      Q-1

CERTIFICATIONS                                                                                                  R-1 - R-4

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

               Term                                Meaning

2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP................................ American Electric Power Company,  Inc.
AEP  Consolidated.................. AEP and its majority  owned subsidiaries consolidated.
AEP Credit, Inc.................... AEP Credit, Inc.,a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated domestic electric utility companies.
AEP East electric operating
companies.......................... APCo,   CSPCo,   I&M,   KPCo   and   OPCo.
AEPR............................... AEP Resources, Inc.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American   Electric   Power  Service Corporation,  a  service  subsidiary
                                            providing management and professional services to AEP and its subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
Alliance RTO....................... Alliance Regional Transmission Organization, an ISO formed by AEP and four unaffiliated utilities.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company,  an AEP electric utility subsidiary.
Buckeye............................ Buckeye Power, Inc., an unaffiliated  corporation.
COLI............................... Corporate owned life insurance program.
Cook  Plant........................ The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central  Power  and Light  Company,  an AEP electric  utility   subsidiary.
CSPCo.............................. Columbus Southern    Power    Company,    an    AEP    electric    utility    subsidiary.
CSW...............................  Central  and  South  West  Corporation,   a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
D.C. Circuit  Court................ The United States Court of Appeals for the District of Columbia Circuit.
DOE................................ United States Department   of  Energy.
EITF............................... The   Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric  Reliability Council of Texas.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
GAAP............................... Generally Accepted Accounting Principles.
ICR................................ Internal Cost Reconstruction.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
LIG................................ Louisiana Intrastate Gas.


Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
MLR................................ Member load ratio, the method used  to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTM................................ Mark-to-Market Accounting.
MW................................. Megawatt.
MWH................................ Megawatthour.
NEIL............................... Nuclear   Electric   Insurance   Limited.
NOx................................ Nitrogen oxide.
NOx Rule........................... A final rule issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
NRC................................ Nuclear   Regulatory   Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio    Environmental    Protection    Agency.
OPCo..............................  Ohio Power Company,  an AEP electric utility subsidiary.
PJM................................ Pennsylvania   -  New  Jersey  -  Maryland regional transmission organization.
PSO................................ Public Service   Company   of   Oklahoma,   an   AEP   electric   utility   subsidiary.
PUCO............................... The Public  Utilities  Commission  of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
PURPA.............................. The Public Utility  Regulatory Policies Act of 1978.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants; AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned or leased by AEGCo and I&M.
RTO................................ Regional Transmission  Organization
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement  of  Financial  Accounting Standards  issued  by the  Financial
                                            Accounting Standards Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                            Types of Regulation.
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                            Application of Statement 71.
SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                            Long-Lived Assets and for Long-Lived Assets to be Disposed of.
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                            and Hedging Activities.
SFAS 142........................... Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

SFAS 144........................... Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or
                                            Disposal of Long-lived Assets.
SFAS 146........................... Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with
                                            Exit or Disposal Activities.
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating  Plant,  owned  25.2%  by Central Power and Light
                                            Company,  an AEP electric utility subsidiary .
STPNOC............................. STP Nuclear Operating Company, a non-profit Texas  Corporation  which operates STP on behalf of its joint owners including CPL.
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Restructuring Legislation.... Legislation  enacted in 1999 to  restructure the electric utility industry in Texas.
TVA ............................... Tennessee Valley Authority.
U.K................................ The United Kingdom.


VaR................................ Value at Risk,  a method to  quantify  risk exposure.
Virginia   SCC..................... Virginia  State  Corporation Commission.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                                            Southern Power Company, an AEP subsidiary.

     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

o        Electric load and customer growth.
o        Abnormal weather conditions.
o        Available sources and costs of fuels.
o        Availability of generating capacity.
o The speed and degree to which competition is introduced to our power generation business.
o The structure and timing of a competitive market and its impact on energy prices or fixed rates.
o        The ability to recover  stranded costs in  connection  with
         possible/proposed   deregulation  of  generation.
o New legislation and government regulation, oversight and/or investigation of the energy sector or its participants.
o        The ability of AEP to successfully control its costs.
o The success of acquiring new business ventures and disposing of existing investments that no longer match our corporate profile.
o        International developments  affecting AEP's foreign  investments.
o        The economic  climate and growth in AEP's service territory.
o        Inflationary trends.
o        Electricity and gas market prices.
o        Interest rates.
o        Liquidity in the banking, capital and wholesale power markets.
o        Other risks and unforeseen events.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

AEP's principal operating business segments and their major activities are:

o        Wholesale
  o        Generation of electricity for sale to retail and wholesale customers
  o        Gas pipeline and storage services
  o        Marketing and trading of electricity, gas, coal and other commodities
  o Coal mining, bulk commodity barging operations and other energy supply related businesses
o        Energy Delivery
  o        Domestic electricity transmission
  o        Domestic electricity distribution
o        Other Investments
  o        Investments in foreign power and distribution projects
  o        Telecommunication services

Results of Operations

        Net Income for the third quarter was $425 million, an increase of $4 million compared to third quarter 2001. Earnings per share for the quarter were $1.25 compared to $1.31 in 2001, reflecting the effects of the sale of additional shares in 2002. Regulated integrated utilities and wholesale sales from our power plants showed strong increases in earnings when compared with the same period last year. However, lower earnings from energy trading and a loss from power generation in the United Kingdom offset the positives. AEP had Net Income of $318 million year-to-date compared to $919 million in 2001. Year-to-date earnings per share as of September 30, 2002 were $.97 compared to $2.85 in 2001, reflecting the combined effect of equity sales, discontinued operations and the cumulative effect of a change in accounting principle. The year-to-date loss for transitional goodwill impairment related to SEEBOARD and CitiPower resulted from the adoption of SFAS 142 (see Note 3) and has been reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.

Changes in Revenues

                                                                Increase (Decrease)
                                                           Third Quarter Year-to-Date
                                          (in millions)          %         (in millions)        %
       Electricity Marketing and Trading*       $ 314            18            $762            15
       Gas Marketing and Trading                 (214)          (22)             32             2
       Domestic Energy Delivery*                   81             8             138             5
       Other Investments                          (27)          (57)            (58)          (49)
                                                -----                          ----
            Total                               $ 154             4            $874             9
                                                =====                          ====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to domestic energy delivery.

     The increase in Electricity Marketing and Trading revenues was primarily due to strong wholesale and retail sales as a result of favorable weather conditions in the third quarter. The increase in revenues year-to-date from Gas Marketing and Trading can be attributed to an increase in volumes, as we expanded our operations around Houston Pipe Line (HPL) which we acquired in June 2001. The decrease in Gas Marketing and Trading revenues in the third quarter resulted from a decrease in net gains from financial trading which offset the year-to-date increase attributed to the HPL acquisition. Other Investments decreased in both periods due to the elimination of factoring of accounts receivable of an unaffiliated utility. Prior to the third quarter of 2002, we recorded and reported upon settlement, sales under forward trading contracts as revenues and purchases under forward trading contracts as purchased energy expenses. Effective July 1, 2002, we reclassified such forward trading revenues and purchases on a net basis, as permitted by EITF 98-10 (see Note 2 and "New Accounting Pronouncements" in "Registrants' Combined Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters").

Changes in Operating Expenses

                                                           Increase (Decrease)
                                                        Third Quarter Year-to-Date
                                        (in millions)         %         (in millions)          %
       Fuel and Purchased Energy:

         Electricity Marketing              $ 294            41           $  329              16
         Gas Marketing                        (23)           (3)             520              30
         Other Investments                      1            25                2              20
       Maintenance and Other Operation       (135)          (15)             171               6
       Depreciation and Amortization           58            19              127              14
       Taxes other Than Income Taxes           (1)            -               24               4
                                            -----                         ------
           Total                            $ 194             7           $1,173              15
                                            =====                         ======

        In the quarter and year-to-date, the increase in Fuel and Purchased Energy expense was primarily attributable to an increase in power generation. Net generation increased 3% due to increased demand for electricity and a reduction in planned power plant maintenance outages for various plants from 2001. The year-to-date increase in Gas Marketing expense was primarily due to an expansion of gas activity around our HPL pipeline assets.
        For the quarter, the decrease in Maintenance and Other Operation expense was due to a $35 million reduction in trading incentives, a $40 million reduction in administration costs due to severance expense recorded in the prior year, a $31 million reduction in other transmission and distribution expenses as well as a $12 million decline in nuclear outage expenses due to the reduction of planned outages. These favorable results were partially offset by an impairment charge due to a writedown of utility assets resulting from the inactivation of inefficient gas fired generating facilities at WTU of approximately $34 million (see Note 10). Year-to-date Maintenance and Other Operation expense increased largely as aresult of the expenses of recently acquired businesses including Quaker Coal; MEMCO, a barging line; planned material and labor costs incurred in connection with the construction of gas-fired plants for third parties; HPL; and two power plants in the UK. These cost increases were partially offset by a reduction in trading incentive compensation.
        Depreciation and Amortization expense for both periods increased due to plants acquired, and a plant placed into service in late 2001 as well the amortization of Texas generation related Regulatory Assets that were securitized in early 2002.
        For the year-to-date, period Taxes Other Than Income Taxes increased due to recently acquired businesses including Quaker Coal, MEMCo and HPL and two plants in the UK.

Other Changes
        Other Income decreased in the year-to-date period due mainly to a gain on the sale of the Frontera generating plant in 2001 partially offset by an increase in both periods for other business development income due to the increased volume of those projects as well as minority interest in 2002.
        Other Expense increased in both periods due to an increase in expenses on other business development projects expenses in 2002.
        The increase in Income Taxes for the third quarter and the decrease in Income Taxes for the year-to-date period were predominately due to a corresponding increase/decrease in pre-tax income.
        The decrease in Interest was primarily due to the refinancing of long-term debt at favorable interest rates, a reduction in short-term interest rates and lower outstanding balances of short-term debt.
        In connection with the sale of CitiPower and SEEBOARD (see Note 4), we had recorded a net loss totaling $432 million as of September 30, 2002. Within the total net loss of $432 million is a $350 million transitional goodwill impairment loss from the adoption of SFAS 142 (see Note 3) reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)
                      Three Months Ended Nine Months Ended
                                                                               September 30,                   September 30,
                                                                              2002             2001           2002           2001
                                                                              ----             ----           ----           ----
REVENUES:

   Electricity Marketing and Trading                                         $2,086           $1,772        $ 5,875        $ 5,113
   Gas Marketing and Trading                                                    761              975          2,145          2,113
   Domestic Electric Delivery                                                 1,043              962          2,737          2,599
   Other Investments                                                             21               48             61            119
                                                                             ------           ------        -------        -------
          TOTAL REVENUES                                                      3,911            3,757         10,818          9,944
                                                                             ------           ------        -------        -------
EXPENSES:
   Fuel and Purchased Energy:
     Electricity Marketing                                                    1,011              717          2,446          2,117
     Gas Marketing                                                              778              801          2,225          1,705
     Other Investments                                                            5                4             12             10
                                                                             ------           ------        -------        -------
           TOTAL FUEL AND PURCHASED ENERGY                                    1,794            1,522          4,683          3,832
                                                                             ------           ------        -------        -------
   Maintenance and Other Operation                                              770              905          2,857          2,686
   Depreciation and Amortization                                                366              308          1,059            932
   Taxes Other Than Income Taxes                                                198              199            560            536
                                                                             ------           ------        -------        -------
          TOTAL EXPENSES                                                      3,128            2,934          9,159          7,986
                                                                             ------           ------        -------        -------
OPERATING INCOME                                                                783              823          1,659          1,958
OTHER INCOME                                                                    127               73            210            224
OTHER EXPENSE                                                                    89               52            137             99
LESS: INTEREST                                                                  180              215            566            650
      PREFERRED STOCK DIVIDEND REQUIREMENTS
       OF SUBSIDIARIES                                                            3                2              8              7
      MINORITY INTEREST IN FINANCE SUBSIDIARY                                     9                5             27              5
                                                                             ------           ------        -------        -------
INCOME BEFORE INCOME TAXES                                                      629              622          1,131          1,421
INCOME TAXES                                                                    242              221            429            537
                                                                             ------           ------        -------        -------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE                                                 387              401            702            884
  Discontinued Operations (net of tax)                                           38                2            (34)            65
  Extraordinary Loss - (net of tax)                                            -                -              -               (48)
  Cumulative Effect of a Change in Accounting
   Principle - (net of tax) (See Note 3)                                       -                  18           (350)            18
                                                                             ------           ------        -------        -------
NET INCOME                                                                   $  425           $  421        $   318        $   919
                                                                             ======           ======        =======        =======
AVERAGE NUMBER OF SHARES OUTSTANDING                                            339              322            329            322
                                                                                ===              ===            ===            ===
EARNINGS (LOSS) PER SHARE (BASIC AND DILUTIVE):
   Income Before Discontinued Operations,
    Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle                                            $1.14            $1.24         $ 2.14         $ 2.74
   Discontinued Operations                                                     0.11             0.01          (0.10)          0.20
   Extraordinary Loss                                                           -                -              -            (0.15)
   Cumulative Effect of a Change in Accounting
    Principle                                                                   -               0.06          (1.07)          0.06
                                                                              -----            -----         ------         ------
   EARNINGS PER SHARE (BASIC AND DILUTIVE)                                    $1.25            $1.31         $ 0.97         $ 2.85
                                                                              =====            =====         ======         ======

CASH DIVIDENDS PAID PER SHARE                                                 $0.60            $0.60          $1.80          $1.80
                                                                              =====            =====          =====          =====

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30, 2002           December 31, 2001
                                                                       ------------------           -----------------
                                                                                          (in millions)
ASSETS
CURRENT ASSETS:

    Cash and Cash Equivalents                                                       $   566                     $   231
    Accounts Receivable (net)                                                         2,546                       1,649
    Fuel, Materials and Supplies                                                      1,227                       1,046
    Energy Trading and Derivative Contracts                                           7,897                       8,536
    Other                                                                             1,361                         639
                                                                                    -------                     -------

       TOTAL CURRENT ASSETS                                                          13,597                      12,101
                                                                                    -------                     -------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                                                      17,750                      17,477
     Transmission                                                                     6,237                       5,764
     Distribution                                                                     9,474                       9,309
   Other (including gas, coal mining and
     nuclear fuel)                                                                    4,316                       4,530
   Construction Work in Progress                                                      1,296                       1,088
                                                                                    -------                     -------
       Total Property, Plant and Equipment                                           39,073                      38,168
   Accumulated Depreciation and Amortization                                         16,256                      15,403
                                                                                    -------                     -------

       NET PROPERTY, PLANT AND EQUIPMENT                                             22,817                      22,765
                                                                                    -------                     -------

REGULATORY ASSETS                                                                     2,394                       3,162
                                                                                    -------                     -------

SECURITIZED TRANSITION ASSET                                                            743                        -
                                                                                    -------                     -------

INVESTMENTS IN POWER, DISTRIBUTION AND
  COMMUNICATIONS PROJECTS                                                               521                         633
                                                                                    -------                     -------

ASSETS OF DISCONTINUED OPERATIONS                                                      -                          3,985
                                                                                    -------                     -------

GOODWILL                                                                                461                         392
                                                                                    -------                     -------

INTANGIBLE ASSETS                                                                        35                          33
                                                                                    -------                     -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                     3,027                       2,368
                                                                                    -------                     -------

OTHER ASSETS                                                                          1,921                       1,842
                                                                                    -------                     -------

          TOTAL                                                                     $45,516                     $47,281
                                                                                    =======                     =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                             September 30, 2002         December 31, 2001
                                                                                               (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                        $ 2,662                  $ 1,916
  Short-term Debt                                                                           3,234                    4,011
  Long-term Debt Due Within One Year                                                          825                    1,114
  Energy Trading And Derivative Contracts                                                   8,008                    8,288
  Other                                                                                     1,937                    1,935
                                                                                          -------                  -------

       TOTAL CURRENT LIABILITIES                                                           16,666                   17,264
                                                                                          -------                  -------

LONG-TERM DEBT                                                                              8,719                    8,440
                                                                                          -------                  -------

EQUITY UNIT SENIOR NOTES                                                                      371                     -
                                                                                          -------                  -------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           2,693                    2,176
                                                                                          -------                  -------

DEFERRED INCOME TAXES                                                                       4,444                    4,469
                                                                                          -------                  -------

DEFERRED INVESTMENT TAX CREDITS                                                               468                      491
                                                                                          -------                  -------

DEFERRED CREDITS AND REGULATORY LIABILITIES                                                   773                      844
                                                                                          -------                  -------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT PLANT UNIT 2                                   187                      194
                                                                                          -------                  -------

OTHER NONCURRENT LIABILITIES                                                                1,304                    1,334
                                                                                          -------                  -------

LIABILITIES OF DISCONTINUED OPERATIONS                                                       -                       2,613
                                                                                          -------                  -------

COMMITMENTS AND CONTINGENCIES (Note 9)

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF SUCH SUBSIDIARIES                                         321                      321
                                                                                          -------                  -------

MINORITY INTEREST IN FINANCE SUBSIDIARY                                                       759                      750
                                                                                          -------                  -------
CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                                                   145                      156
                                                                                          -------                  -------

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                2002           2001
                                ----           ----
      Shares Authorized. . .600,000,000     600,000,000
      Shares Issued. . . . .347,835,212     331,234,997
      (8,999,992 shares were held in treasury at
       September 30, 2002 and December 31, 2001)                                            2,261                    2,153
  Paid-in Capital                                                                           3,394                    2,906
  Accumulated Other Comprehensive Income (Loss)                                               (28)                    (126)
  Retained Earnings                                                                         3,039                    3,296
                                                                                          -------                  -------
          TOTAL COMMON SHAREHOLDERS' EQUITY                                                 8,666                    8,229
                                                                                          -------                  -------

              TOTAL                                                                       $45,516                  $47,281
                                                                                          =======                  =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                     Nine Months Ended September 30,
                                                                                                         2002             2001
                                                                                                         ----             ----
OPERATING ACTIVITIES:                                                                                        (in millions)
   Net Income                                                                                          $  318           $   919
      Deduct Income (Add Loss) from Discontinued Operations                                               384               (65)
                                                                                                       ------            ------
      Net Income from Continuing Operations                                                               702               854
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                                     1,080               960
      Deferred Federal Income Taxes                                                                       (86)              119
      Deferred Investment Tax Credits                                                                     (21)              (26)
      Deferred Costs Under Fuel Clause Mechanisms                                                         (57)              240
      Miscellaneous Accrued Expenses                                                                      138               (66)
      Extraordinary Loss - Effects of Deregulation                                                       -                   48
      Cumulative Effect of Accounting Change                                                             -                  (18)
      Mark to Market on Open Energy Trading and Derivative Contracts                                     (145)             (434)
      Realized Mark to Market on Settled Energy Trading and Derivative Contracts                          362              (109)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                                          (882)              958
      Fuel, Materials and Supplies                                                                       (176)             (119)
      Accrued Revenues                                                                                   (255)                7
      Prepayments and Other                                                                              (387)              (81)
      Accounts Payable                                                                                    789              (934)
      Taxes Accrued                                                                                       128               153
      Interest Accrued                                                                                    109                60
   Change in Other Assets                                                                                (417)             (381)
   Change in Other Liabilities                                                                           (127)              (66)
                                                                                                      -------           -------
          Net Cash Flows From Operating Activities                                                        755             1,165
                                                                                                      -------           -------
INVESTING ACTIVITIES:
  Construction Expenditures                                                                            (1,147)           (1,187)
  Purchase of Houston Pipe Line                                                                          -                 (727)
  Net Proceeds from Sale of CitiPower                                                                     175              -
  Net Proceeds from Sale of Seeboard                                                                      941              -
  Net Proceeds from Sale of Yorkshire                                                                    -                  383
  Net Proceeds from Sale of Frontera                                                                     -                  265
  Other                                                                                                     2               (54)
                                                                                                      -------           -------
          Net Cash Flows Used For Investing Activities                                                    (29)           (1,320)
                                                                                                      -------           -------
FINANCING ACTIVITIES:
  Issuance of Common Stock                                                                                656                 9
  Issuance of Minority Interest                                                                          -                  750
  Issuance of Long-term Debt                                                                            1,819             1,764
  Issuance of Equity Unit Senior Notes                                                                    334              -
  Change in Short-term Debt (net)                                                                        (777)             (995)
  Retirement of Cumulative Preferred Stock                                                                (10)               (5)
  Retirement of Long-term Debt                                                                         (1,819)             (846)
  Dividends Paid on Common Stock                                                                         (590)             (580)
                                                                                                      -------           -------

            Net Cash Flows From (Used For) Financing  Activities                                         (387)               97
                                                                                                      -------           -------
Effect of Exchange Rate Change on Cash                                                                     (4)               (7)
                                                                                                      -------           -------
Net Increase (Decrease) in Cash and Cash Equivalents                                                      335               (65)
                                                                                                      -------           -------
Net Increase  (Decrease) in Cash and Cash  Equivalents from Discontinued Operations                      (102)                7
Cash and Cash Equivalents at Beginning of Period                                                          333               342
                                                                                                      -------           -------
Cash and Cash  Equivalents  Continuing  Operations - Beginning of Period                                  231               349
                                                                                                      -------           -------
Cash  and Cash  Equivalents  at End of  Period                                                          $ 566             $ 284
                                                                                                      -------           -------


Supplemental Disclosure: Cash paid for interest net of capitalized amounts was $328 million and $469 million and for income taxes was $242 million and $208 million in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $1 million in 2002 and $39 million in 2001.

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                   Accumulated
                                                                                        Other
                                           Common       Paid-in       Retained       Comprehensive
                                           Stock        Capital       Earnings       Income (Loss)         Total
                                                                          (in millions)
JANUARY 1, 2001                                $2,152        $2,915         $3,090              $(103)          $8,054
Issuance of Common Stock                            1             8                                                  9
Common Stock Dividends                                                        (580)                               (580)
Other                                                            (7)             9                                   2
                                                                                                                ------
                                                                                                                 7,485
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes:
     Currency Translation Adjustment                                                              (21)             (21)
     Unrealized Gain on
      Hedged Derivatives                                                                            2                2
     Minimum Pension Liability                                                                     (6)              (6)
  Net Income                                                                   919                                 919
                                                                                                                ------
     Total Comprehensive Income                                                                                    894
                                               ------        ------         ------              -----           ------

SEPTEMBER 30, 2001                             $2,153        $2,916         $3,438              $(128)          $8,379
                                               ======        ======         ======              =====           ======



JANUARY 1, 2002                                $2,153        $2,906         $3,296              $(126)          $8,229
Issuance of Common Stock                          108           568                                                676
Common Stock Dividends                                                        (590)                               (590)
Other                                                           (80)            15                                 (65)
                                                                                                                ------
                                                                                                                 8,250
Comprehensive Income:
  Other Comprehensive Income,
   Net of Taxes:
    Currency Translation Adjustment                                                                97               97
    Unrealized Loss on
     Securities Available for sale                                                                 (3)              (3)
    Unrealized Gain on Cash Flow
     Hedges                                                                                         4                4
  Net Income                                                                   318                                 318
                                                                                                                ------
     Total Comprehensive Income                                                                                    416
                                               ------        ------         ------               ----           ------

SEPTEMBER 30, 2002                             $2,261        $3,394         $3,039               $(28)          $8,666
                                               ======        ======         ======               ====-          ======

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

        AEGCo is engaged in the generation and wholesale sale of electric power to two affiliates under long-term agreements.
        Operating Revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.

Results of Operations
        Net Income decreased $104,000 or 5% for the third quarter and $536,000 or 9% for the year-to-date period due to limits on recovery of return on capital related to operating and in-service ratios of the Rockport Plant.

Changes in Revenues
        The decreases in Operating Revenues of $1,429,000 or 2% for the third quarter and $10,922,000 or 6% for the year-to-date period resulted from decreases in recoverable expenses, primarily Fuel.

Changes in Operating Expenses
        Operating expenses declined 2% in the third quarter and 6% for the year-to-date period as follows:

                                                             Increase (Decrease)
                                                             -------------------
                                              Third Quarter                         Year-to-Date
                                              -------------                         ------------
                                              (in thousands)              %       (in thousands)               %
                                              --------------              -       --------------               -
Fuel                                               $(1,441)              (5)            $(10,312)            (14)
Other Operation                                       (506)             (20)               1,404              18
Maintenance                                             69                5                 (474)             (6)
Depreciation                                            30                1                  117               1
Taxes Other Than Income Taxes                          149               15                   41               1
Income Taxes                                           449              N.M.              (1,101)            (43)
                                                   -------                              --------
      Total                                        $(1,250)              (2)            $(10,325)             (6)
                                                   =======                              ========

N.M. = Not Meaningful

        Fuel expense, which includes coal transportation cost and coal trading gains, decreased in the year-to-date period due to lower average fuel costs and a decrease in generation. Lower fuel cost contributed $6,600,000 of the decrease while decreased generation contributed $3,700,000. The decrease in generation reflects longer outages for planned maintenance and system enhancements in 2002.
        Other Operation expense decreased in the third quarter due to a decrease in the FERC assessment and lower costs allocated from affiliates. The increase in Other Operation expense for the year-to-date period is primarily due to higher costs for employee benefits and property insurance.

        Maintenance expense for the year-to-date period decreased even though the duration of outages lengthened. In 2002, due to the capital nature of the projects, more labor and related costs are being capitalized as part of system enhancements instead of expensed as maintenance projects.
        Taxes Other Than Income Taxes increased due to increased employer expense for employment taxes in the third quarter due to a change in estimate from the second quarter's level of expense.
        The decrease in Income Taxes attributable to operations for the year-to-date period is primarily due to a change in estimate of state income taxes during first quarter of 2001 based on an estimate of higher taxable income for the year 2001 than actually occurred. The over-accrual was adjusted during the second and third quarters of 2001 resulting in higher comparable Income Taxes for the third quarter of 2002.

Other Changes
        Interest Charges declined 14% in the third quarter and 12% for the year-to-date period due to lower interest rates on short-term borrowing through AEP's money pool reflecting market conditions and lower outstanding balances.

                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                                 2002                 2001                 2002               2001
                                                                 ----                 ----                 ----               ----
                                                                                                     (in thousands)
OPERATING REVENUES - Sales to
  AEP Affiliates                                               $55,988               $57,417             $159,219          $170,141
                                                               -------               -------             --------          --------

OPERATING EXPENSES:
   Fuel                                                         26,702                28,143               65,737            76,049
   Rent - Rockport Plant Unit 2                                 17,071                17,071               51,212            51,212
   Other Operation                                               2,023                 2,529                9,259             7,855
   Maintenance                                                   1,484                 1,415                6,838             7,312
   Depreciation                                                  5,643                 5,613               16,918            16,801
   Taxes Other Than Income Taxes                                 1,150                 1,001                3,110             3,069
   Income Taxes                                                    479                    30                1,438             2,539
                                                               -------               -------             --------          --------

          TOTAL OPERATING EXPENSES                              54,552                55,802              154,512           164,837
                                                               -------               -------             --------          --------

OPERATING INCOME                                                 1,436                 1,615                4,707             5,304

NONOPERATING INCOME                                                 74                     5                  108                 5

NONOPERATING EXPENSES                                               (8)                   (3)                  98                 7

NONOPERATING INCOME TAX CREDITS                                    886                   957                2,541             2,716

INTEREST CHARGES                                                   457                   529                1,700             1,924
                                                               -------               -------             --------           -------

NET INCOME                                                     $ 1,947               $ 2,051             $  5,558           $ 6,094
                                                               =======               =======             ========           =======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                                 2002                2001                  2002             2001
                                                                 ----                ----                  ----             ----
                                                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD                                 $15,272             $11,847                $13,761          $ 9,722

NET INCOME                                                       1,947               2,051                  5,558            6,094

CASH DIVIDENDS DECLARED                                          1,050                 959                  3,150            2,877
                                                               -------             -------                -------          -------

BALANCE AT END OF PERIOD                                       $16,169             $12,939                $16,169          $12,939
                                                               =======             =======                =======          =======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30, 2002            December 31, 2001
                                                                           ------------------            -----------------
                                                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $639,487                    $638,297
   General                                                                                 2,883                       3,012
   Construction Work in Progress                                                          12,295                       6,945
                                                                                        --------                    --------
        Total Electric Utility Plant                                                     654,665                     648,254
   Accumulated Depreciation                                                              353,080                     337,151
                                                                                        --------                    --------
           NET ELECTRIC UTILITY PLANT                                                    301,585                     311,103
                                                                                        --------                    --------

OTHER PROPERTY AND INVESTMENTS                                                               119                         119
                                                                                        --------                    --------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                -                            983
   Advances to Affiliates                                                                 14,148                        -
   Accounts Receivable:
      Affiliated Companies                                                                33,714                      22,344
      Miscellaneous                                                                          147                         147
   Fuel - at average cost                                                                 13,048                      15,243
   Materials and Supplies - at average cost                                                4,934                       4,480
   Prepayments                                                                                83                         244
                                                                                        --------                    --------
           TOTAL CURRENT ASSETS                                                           66,074                      43,441
                                                                                        --------                    --------

REGULATORY ASSETS                                                                          5,030                       5,207
                                                                                        --------                    --------

DEFERRED CHARGES                                                                           2,010                       1,471
                                                                                        --------                    --------

           TOTAL ASSETS                                                                 $374,818                    $361,341
                                                                                        ========                    ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares                                          $  1,000                     $  1,000
   Paid-in Capital                                                                         23,434                       23,434
   Retained Earnings                                                                       16,169                       13,761
                                                                                         --------                     --------
      Total Common Shareholder's Equity                                                    40,603                       38,195
   Long-term Debt                                                                          44,800                       44,793
                                                                                         --------                     --------

        TOTAL CAPITALIZATION                                                               85,403                       82,988
                                                                                         --------                     --------

OTHER NONCURRENT LIABILITIES                                                                  340                           76
                                                                                         --------                     --------

CURRENT LIABILITIES:
   Advances from Affiliates                                                                  -                          32,049
   Accounts Payable:
      General                                                                              11,684                        7,582
      Affiliated Companies                                                                 28,628                        1,654
   Taxes Accrued                                                                            9,002                        4,777
   Rent Accrued - Rockport Plant Unit 2                                                    23,427                        4,963
   Other                                                                                    2,723                        3,481
                                                                                         --------                     --------
        TOTAL CURRENT LIABILITIES                                                          75,464                       54,506
                                                                                         --------                     --------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT
 PLANT UNIT 2                                                                             112,439                      116,617
                                                                                         --------                     --------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                                                          53,800                       56,304
   Amounts Due to Customers for Income Taxes                                               20,840                       22,725
                                                                                         --------                     --------
        TOTAL REGULATORY LIABILITIES                                                       74,640                       79,029
                                                                                         --------                     --------

DEFERRED INCOME TAXES                                                                      26,532                       27,975
                                                                                         --------                     --------

DEFERRED CREDITS                                                                             -                             150
                                                                                         --------                     --------

COMMITMENTS AND CONTINGENCIES (Note 9)

        TOTAL CAPITALIZATION AND LIABILITIES                                             $374,818                     $361,341
                                                                                         ========                     ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2002                   2001
                                                                              ----                   ----
                                                                                         (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                              $  5,558                $  6,094
   Adjustment for Noncash Items:
     Depreciation                                                            16,918                  16,801
     Deferred Income Taxes                                                   (3,328)                 (4,409)
     Deferred Investment Tax Credits                                         (2,504)                 (2,509)
     Amortization of Deferred Gain on Sale and Leaseback -
       Rockport Plant Unit 2                                                 (4,178)                 (4,178)
     Deferred Property Taxes                                                   (881)                   (922)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                    (11,370)                  4,742
     Fuel, Materials and Supplies                                             1,741                  (4,595)
     Accounts Payable                                                        31,076                   1,985
     Taxes Accrued                                                            4,225                   7,201
     Rent Accrued - Rockport Plant Unit 2                                    18,464                  18,464
   Change in Other Assets                                                       243                  (1,840)
   Change in Other Liabilities                                                 (644)                 (1,860)
                                                                           --------                --------

           Net Cash Flow From Operating Activities                           55,320                  34,974
                                                                           --------                --------

INVESTING ACTIVITIES - Construction Expenditures                             (6,956)                 (3,120)
                                                                           --------                --------

FINANCING ACTIVITIES:
     Change in Advances from Affiliates (net)                               (46,197)                (31,546)
     Dividends Paid                                                          (3,150)                 (2,877)
                                                                           --------                --------
           Net Cash Flows Used For Financing Activities                     (49,347)                (34,423)
                                                                           --------                --------

Net Decrease in Cash and Cash Equivalents                                      (983)                 (2,569)
Cash and Cash Equivalents at Beginning of Period                                983                   2,757
                                                                           --------                --------
Cash and Cash Equivalents at End of Period                                 $   -                   $    188
                                                                           ========                ========

Supplemental Disclosure:
Cash paid for interest net of capitalized  amounts was $1,983,000 and $1,489,000
and  for  income  taxes  was   $2,442,000  and  $1,352,000  in  2002  and  2001,
respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       APCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to 917,000 retail customers in southwestern Virginia and southern West Virginia. APCo, as a member of the AEP Power Pool, shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. APCo also sells wholesale power to municipalities.
       The cost of the AEP Power Pool's generating capacity is allocated among its members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.

Results of Operations
        Net Income increased $24 million or 78% for the quarter and $27 million or 21% year-to-date period due to higher retail sales and cost reductions.

Changes in Revenues

                                                         Increase (Decrease)
                                                Third Quarter                 Year-to-Date
                                      (in millions)           %   (in millions)              %
       Electricity Marketing and Trading       $39           16           $ 7                1
       Energy Delivery*                         (5)          (3)          (11)              (2)
       Sales to AEP Affiliates                   6           15             6                5
                                               ---                        ---
            Total                              $40            9           $ 2                -
                                               ===                        ===

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

        The increase in revenues for the quarter was due primarily to warmer summer weather as the third quarter of 2002 saw a 31% increase in cooling degree days over third quarter of 2001. Year-to-date revenues were comparable to those of last year as current quarter increases offset lower revenues for the first six months which were lower primarily as a result of lower demand caused by mild winter weather. Sales to AEP Affiliates increased quarter to quarter and year to year due to available generation to be delivered to the AEP Power Pool.

Changes in Operating Expenses

                                                                  Increase (Decrease)
                                                       Third Quarter                     Year-to-Date
                                              (in millions)           %             (in millions)     %
                                                                      -                               -
       Fuel                                          $ 16            17              $ 50              18
       Electricity Marketing Purchases                 12           115                24              83
       Purchases from AEP Affiliates                  (15)          (21)              (88)            (33)
       Other Operation                                 (8)          (11)              (10)             (5)
       Maintenance                                      -             -               (13)            (13)
       Depreciation and Amortization                    2             3                 7               6
       Taxes Other Than Income Taxes                   (1)           (3)               (1)             (2)
       Income Taxes                                    13            66                14              18
                                                     ----                            ----
            Total                                    $ 19             5              $(17)             (2)
                                                     ====                            ====

        Fuel expense increased for the quarter and year-to-date as a result of an increase in APCo generation. Mountaineer, Amos, and Glen Lyn plants had undergone boiler plant maintenance in 2001 which resulted in increased availability and a decrease in maintenance in 2002.
        Electricity Marketing Purchases increased for the quarter and year-to-date as a result of increased purchases from third parties for resale to wholesale customers and to meet internal demand.
        The overall decrease for both periods in Purchases from AEP Affiliates is a result of increased internal generation due to plant availability as disclosed above in the discussion of Fuel expense.
        The  decrease  in  Other  Operation  expense  for  both  periods  is due primarily to a decrease in transmission equalization charges caused by a reduction in APCo's MLR ratio, a decrease in power trading incentive compensation expense, and energy delivery severance accruals recorded in 2001 for which there was no comparable activity in 2002. These favorable variances were partially offset by an increase in insurance premiums and other employee benefit costs.
        The decrease in Maintenance expense year-to-date is primarily due to boiler plant maintenance at Amos, Mountaineer, and Glen Lyn plants in the year 2001 for which there was less activity in 2002. In addition, there were fewer maintenance needs for electric plant, station equipment, and company owned structures and improvements.
        Depreciation and Amortization expense increased during both periods due to increased amortization for the net generation-related regulatory assets related to the Company's Virginia and West Virginia jurisdictions that are being recovered through regulated rates. Additionally, investment in production plant in service, primarily emission control related, also contributed to the increase in depreciation and amortization expense.
        The increase in Income Taxes for the quarter and year-to-date was due to an increase in pre-tax income.

Other Changes
        Nonoperating Income for the quarter increased due to a net gain in power trading activity. The Nonoperating Income decrease year-to-date was due to a decrease in net power trading gains driven by a decline in market prices.
        Year-to-date Interest Charges decreased primarily as a result of lower AEP money pool balances and interest rates and the retirement of first mortgage bonds in 2001.
        Nonoperating Income Tax Expense increased in both periods due to the increase in nonoperating pre-tax income and year-to-date due to a change in the allocation of tax savings from AEP.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                   2002                 2001               2002               2001
                                                   ----                 ----               ----               ----
                                                                                     (in thousands)
OPERATING REVENUES:
   Electricity Marketing and Trading             $277,796           $  238,819          $  785,206        $  777,803
   Energy Delivery                                150,236              155,566             444,706           455,587
   Sales to AEP Affiliates                         46,250               40,065             138,990           132,676
                                                 --------           ----------          ----------        ----------
           TOTAL OPERATING REVENUES               474,282              434,450           1,368,902         1,366,066
                                                 --------           ----------          ----------        ----------

OPERATING EXPENSES:
   Fuel                                           107,514               91,594             322,164           272,119
   Purchased Power:
     Electricity Marketing                         23,047               10,741              51,508            28,106
     AEP Affiliates                                58,395               73,951             177,892           265,614
   Other Operation                                 67,255               75,239             197,631           207,266
   Maintenance                                     32,053               31,812              85,542            98,663
   Depreciation and Amortization                   47,692               46,177             141,373           133,950
   Taxes Other Than Income Taxes                   23,881               24,578              73,926            75,263
   Income Taxes                                    33,080               19,977              90,723            77,190
                                                 --------           ----------          ----------        ----------
           TOTAL OPERATING EXPENSES               392,917              374,069           1,140,759         1,158,171
                                                 --------           ----------          ----------        ----------

OPERATING INCOME                                   81,365               60,381             228,143           207,895
NONOPERATING INCOME                                 6,627                5,655              26,644            47,746
NONOPERATING EXPENSES                               4,865                8,108               9,170            31,800
NONOPERATING INCOME TAX EXPENSE (CREDIT)              538               (1,535)              5,622             4,041
INTEREST CHARGES                                   28,642               29,146              84,099            91,277
                                                 --------           ----------          ----------        ----------

NET INCOME                                         53,947               30,317             155,896           128,523

PREFERRED STOCK DIVIDEND REQUIREMENTS                 502                  502               1,508             1,508
                                                 --------           ----------          ----------        ----------

EARNINGS APPLICABLE TO COMMON STOCK              $ 53,445           $   29,815          $  154,388        $  127,015
                                                 ========           ==========          ==========        ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                       Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                   2002                   2001                2002               2001
                                                   ----                   ----                ----               ----
                                                                                         (in thousands)
NET INCOME                                       $53,947                $30,317             $155,896          $128,523

OTHER COMPREHENSIVE INCOME (LOSS):
  Cash Flow Power Hedges                          (1,731)                  -                     486             -
  Cash Flow Interest Rate Hedge                      108                   -                  (2,020)            -
  Foreign Currency Exchange Rate
   Hedge                                               4                    673                  147                44
                                                 -------                -------             --------          --------

COMPREHENSIVE INCOME                             $52,328                $30,990             $154,509          $128,567
                                                 =======                =======             ========          ========

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                             Three Months Ended                       Nine Months Ended
                                                September 30,                           September 30,
                                            2002                 2001                 2002               2001
                                            ----                 ----                 ----               ----
                                                                                (in thousands)
BALANCE AT BEGINNING OF PERIOD            $189,773             $152,987             $150,797          $120,584

NET INCOME                                  53,947               30,317              155,896           128,523
                                          --------             --------             --------          --------

DEDUCTIONS:
    Cash Dividends Declared:
      Common Stock                          30,984               32,399               92,952            97,196
      Preferred Stock                          361                  361                1,082             1,082
    Capital Stock Expense                      142                  141                  426               426
                                          --------             --------             --------          --------

BALANCE AT END OF PERIOD                  $212,233             $150,403             $212,233          $150,403
                                          ========             ========             ========          ========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30, 2002             December 31, 2001
                                                                   ------------------             -----------------
                                                                                         (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                   $2,198,392                      $2,093,532
   Transmission                                                                  1,219,411                       1,222,226
   Distribution                                                                  1,927,797                       1,887,020
   General                                                                         252,295                         257,957
   Construction Work in Progress                                                   214,973                         203,922
                                                                                ----------                      ----------
        Total Electric Utility Plant                                             5,812,868                       5,664,657
   Accumulated Depreciation and Amortization                                     2,400,618                       2,296,481
                                                                                ----------                      ----------
        NET ELECTRIC UTILITY PLANT                                               3,412,250                       3,368,176
                                                                                ----------                      ----------

OTHER PROPERTY AND INVESTMENTS                                                      57,235                          53,736
                                                                                ----------                      ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE
 CONTRACTS                                                                         347,588                         316,249
                                                                                ----------                      ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                         9,428                          13,663
   Accounts Receivable:
      Customers                                                                    113,359                         113,371
      Affiliated Companies                                                         135,972                          63,368
      Miscellaneous                                                                 23,011                          11,847
      Allowance for Uncollectible Accounts                                          (2,345)                         (1,877)
   Fuel - at average cost                                                           50,064                          56,699
   Materials and Supplies - at average cost                                         61,308                          59,849
   Accrued Utility Revenues                                                         23,360                          30,907
   Energy Trading and Derivative Contracts                                         475,513                         566,284
   Prepayments and Other                                                            25,643                          16,018
                                                                                ----------                      ----------
        TOTAL CURRENT ASSETS                                                       915,313                         930,129
                                                                                ----------                      ----------

REGULATORY ASSETS                                                                  384,920                         397,383
                                                                                ----------                      ----------

DEFERRED CHARGES                                                                    41,377                          42,265
                                                                                ----------                      ----------

        TOTAL ASSETS                                                            $5,158,683                      $5,107,938
                                                                                ==========                      ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 2002            December 31, 2001
                                                                             ------------------            -----------------
                                                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                                                     $  260,458                   $  260,458
   Paid-in Capital                                                                           716,212                      715,786
   Accumulated Other Comprehensive Income (Loss)                                              (1,727)                        (340)
   Retained Earnings                                                                         212,233                      150,797
                                                                                          ----------                   ----------
        Total Common Shareowner's Equity                                                   1,187,176                    1,126,701
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                     17,790                       17,790
      Subject to Mandatory Redemption                                                         10,860                       10,860
   Long-term Debt                                                                          1,568,904                    1,476,552
                                                                                          ----------                   ----------

           TOTAL CAPITALIZATION                                                            2,784,730                    2,631,903
                                                                                          ----------                   ----------

OTHER NONCURRENT LIABILITIES                                                                  84,725                       84,104
                                                                                          ----------                   ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                        155,007                       80,007
   Advances from Affiliates                                                                  165,177                      291,817
   Accounts Payable - General                                                                129,869                      127,597
   Accounts Payable - Affiliated Companies                                                    55,298                       84,518
   Taxes Accrued                                                                              95,243                       55,583
   Customer Deposits                                                                          26,296                       13,177
   Interest Accrued                                                                           35,257                       21,770
   Energy Trading and Derivative Contracts                                                   445,532                      549,703
   Other                                                                                      70,811                       79,089
                                                                                          ----------                   ----------

           TOTAL CURRENT LIABILITIES                                                       1,178,490                    1,303,261
                                                                                          ----------                   ----------

DEFERRED INCOME TAXES                                                                        713,795                      703,575
                                                                                          ----------                   ----------

DEFERRED INVESTMENT TAX CREDITS                                                               35,033                       38,328
                                                                                          ----------                   ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                            272,862                      257,129
                                                                                          ----------                   ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                   89,048                       89,638
                                                                                          ----------                   ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

        TOTAL CAPITALIZATION AND LIABILITIES                                              $5,158,683                   $5,107,938
                                                                                          ==========                   ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      2002                    2001
                                                                                      ----                    ----
                                                                                          (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                    $ 155,896                 $ 128,523
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                141,457                   134,034
      Deferred Income Taxes                                                         10,257                    30,506
      Deferred Investment Tax Credits                                               (3,295)                   (3,318)
      Amortization of Deferred Property Taxes                                       13,573                    13,480
      Mark-to-Market Energy Trading and Derivative Contracts                       (27,710)                  (99,410)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                    (83,288)                  105,134
      Fuel, Materials and Supplies                                                   5,176                   (12,162)
      Accrued Utility Revenues                                                       7,547                    46,655
      Accounts Payable                                                             (26,948)                  (34,550)
      Taxes Accrued                                                                 39,660                    14,630
      Interest Accrued                                                              13,487                    19,104
   Change in Other Assets                                                          (21,270)                  (22,917)
   Change in Other Liabilities                                                       4,618                   (17,936)
                                                                                 ----------                ---------
           Net Cash Flows From Operating Activities                                229,160                   301,773
                                                                                 ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                   (175,314)                 (185,185)
      Proceeds from Sale of Property and Other                                       3,483                     1,182
                                                                                 ---------                 ---------
           Net Cash Flows Used For Investing Activities                           (171,831)                 (184,003)
                                                                                 ---------                 ---------

FINANCING ACTIVITIES:
      Change in Short-term Debt (net)                                                 -                     (191,495)
      Change in Advances to Affiliates (net)                                      (126,640)                  217,925
      Issuance of Long-term Debt                                                   444,110                   124,588
      Retirement of Long-term Debt                                                (285,000)                 (175,000)
      Dividends Paid on Common Stock                                               (92,952)                  (97,196)
      Dividends Paid on Cumulative Preferred Stock                                  (1,082)                   (1,082)
                                                                                 ---------                 ---------
           Net Cash Flows Used For Financing Activities                            (61,564)                 (122,260)
                                                                                 ---------                 ---------

Net Decrease in Cash and Cash Equivalents                                           (4,235)                   (4,490)
Cash and Cash Equivalents at Beginning of Period                                    13,663                     5,847
                                                                                 ---------                 ---------
Cash and Cash Equivalents at End of Period                                       $   9,428                 $   1,357
                                                                                 =========                 =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $68,305,000 and $70,286,000 and for income taxes was $38,425,000 and $21,521,000 in 2002 and
2001, respectively. There were no noncash payments for the capital leases in 2002. Noncash acquisitions under capital leases were $2,576,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       CPL is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power in southern Texas. CPL also sells electric power at wholesale to other utilities, municipalities, rural electric cooperatives and beginning in 2002 to its affiliated REP in Texas.
       Wholesale power marketing and trading activities are conducted on CPL's behalf by AEPSC. CPL, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.
       On January 1, 2002, customer choice of electricity supplier began in the Electric Reliability Council of Texas (ERCOT) area of Texas. CPL currently operates in the ERCOT region of Texas.
       Under the Texas Restructuring Legislation, each electric utility was required to submit a plan to structurally unbundle its business into a REP, a power generator, and a transmission and distribution utility. During the year 2000, CPL submitted a plan for separation that was subsequently approved by the PUCT. As a result of this legislation, CPL has functionally separated its generation from its transmission and distribution operations and formed a separate affiliated REP. Pending regulatory approval, CPL will separate its generation from its transmission and distribution operations. The affiliated REP is a separate legal entity that is an AEP subsidiary that is not owned by or consolidated with CPL.
       Since the affiliated REP is the electricity supplier to retail customers in the ERCOT area, CPL sells its generation to the affiliated REP and other market participants and provides transmission and distribution services to retail customers in the CPL service territory. As a result of the formation of the affiliated REP, effective January 1, 2002, CPL no longer supplies electricity directly to retail customers. The implementation of affiliated REPs as suppliers to retail customers has caused a significant shift in CPL's sales as described below under "Results of Operations."

Results of Operations
         Third quarter Net Income increased $10 million or 12% primarily due to decreased interest charges and the absence in 2002 of special tax assessments recorded in the third quarter of 2001. Year-to-date Net Income decreased $20 million or 12% primarily due to a slow economic recovery and a significant decline in wholesale margins.

Changes in Revenues
                                                                                        Increase (Decrease)
                                                                             Third Quarter                    Year-to-Date
                                                                    (in millions)           %      (in millions)              %

       Electricity Marketing and Trading*                                  $(320)          (91)           $(877)             (93)
       Energy Delivery*                                                      (97)          (57)            (209)             (47)
       Sales to AEP Affiliates                                               436           N.M.             841              N.M.
                                                                           -----                          -----
            Total                                                          $  19             4            $(245)             (17)
                                                                           =====                          =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.
       N.M. = Not Meaningful

        Electricity Marketing and Trading revenues decreased as a result of the elimination of retail electricity sales in the ERCOT region as of January 1, 2002 and a decrease in energy trading margins offset in part by the ICR adjustments (see Note 6). Also contributing to the decrease was a decline in wholesale power prices due to soft market demand.
        Sales to AEP Affiliates increased primarily due to increased revenues to the newly-created affiliated REP. Although CPL sold electricity to the affiliated REP instead of directly to retail customers, total revenues decreased due to lower wholesale prices.
        For the quarter, the effect of the ICR adjustments and revenue associated with securitized assets offset negative wholesale effects (see
  Note 6).

Changes in Operating Expenses

                                                                                     Increase (Decrease)
                                                                          Third Quarter                        Year-to-Date
                                                                (in millions)              %         (in millions)            %

       Fuel                                                            $(58)             (48)            $(213)             (51)
       Electricity Marketing                                             81              117                31               24
       Purchases from AEP Affiliates                                    (27)            (162)              (34)             (77)
       Other Operation                                                   (2)              (3)              (16)              (7)
       Maintenance                                                        1               10                (8)             (17)
       Depreciation and Amortization                                     29               87                36               28
       Taxes Other Than Income Taxes                                    (10)             (28)                5                7
       Income Taxes                                                      -                 -               (25)             (25)
                                                                       ----                              -----
            Total                                                      $ 14                3             $(224)             (19)
                                                                       ====                              =====

         Fuel expense decreased both for the quarter and year-to-date due to a decrease in the average unit cost of fuel and decreased generation.
         The increase in Electricity Marketing expense and the decrease in Purchases from AEP Affiliates is due to higher MWH purchases from the market at prices lower than CPL's generation cost. ICR adjustments in the third quarter also had the effect of increasing Electricity Marketing expense and decreasing Affiliates Purchase Power, resulting in a negative Affiliated Purchase Power expense for the quarter (see Note 6).
         Other Operation expense decreased both for the quarter and year-to-date due primarily to the elimination of factoring of accounts receivable and lower ERCOT transmission related expenses.

         Maintenance expense decreased for the year due to a refueling outage for STP during 2001.
         The increase in Depreciation and Amortization is attributable to the amortization of regulatory assets that were securitized in the first quarter of 2002, offset by the reduction of excess earnings expense in 2002 under Texas Restructuring Legislation.
         The increase year-to-date in Taxes Other Than Income Taxes resulted primarily from higher local franchise taxes, offset by one-time third quarter 2001 assessments and decreased gross receipts tax, due to deregulation. For the quarter, the decrease was primarily attributable to the one-time third quarter 2001 assessments described above.
         The decrease in Income Taxes for the year-to-date period is due to a decrease in pre-tax income.

Other Changes
         Nonoperating Income and Nonoperating Expenses increased significantly during the quarter and the year-to-date period as a result of increased non-utility revenue and expenses associated with energy related construction projects for third parties, offset in part by decreased interest income.
         Interest Charges decreased primarily due to the issuance of lower interest rates securitization bonds used to refinance regulatory assets in accordance with the Texas Restructuring Legislation.
         Nonoperating Income Tax Expense decreased both for the quarter and year-to-date due to the recording of the investment tax credit amortization related to power plants as Nonoperating Income Tax Credits since the time of deregulation of CPL's power plants.
         As a result of CPL's recent ability to purchase electricity at a significantly lower price than its current cost to generate electricity, CPL proposed in September 2002 to "inactivate" various, high-cost gas fired generating facilities. CPL recorded an impairment charge in the third quarter 2002 of approximately $100 million related to these plants which was deferred and recorded in Regulatory Assets, to be included as a stranded cost in the Texas 2004 true-up proceeding (see Note 10).

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                                  2002                  2001              2002              2001
                                                                  ----                  ----              ----              ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                          $ 31,569              $351,532         $   66,172         $  943,584
    Energy Delivery                                              73,489               170,571            240,066            449,425
    Sales to AEP Affiliates                                     441,202                 5,014            879,323             37,440
                                                               --------              --------         ----------         ----------
           TOTAL OPERATING REVENUES                             546,260               527,117          1,185,561          1,430,449
                                                               --------              --------         ----------         ----------

OPERATING EXPENSES:
   Fuel                                                          63,657               121,933            207,941            420,965
   Purchased Power:
      Electricity Marketing                                     151,012                69,748            160,996            129,698
      Affiliates                                                (10,433)               16,876             10,058             43,685
   Other Operation                                               71,023                73,543            208,984            224,803
   Maintenance                                                   15,239                13,827             40,980             49,109
   Depreciation and Amortization                                 62,242                33,257            165,012            129,235
   Taxes Other Than Income Taxes                                 24,774                34,379             76,170             71,197
   Income Taxes                                                  50,542                50,956             77,452            102,656
                                                               --------              --------         ----------         ----------
           TOTAL OPERATING EXPENSES                             428,056               414,519            947,593          1,171,348
                                                               --------              --------         ----------         ----------

OPERATING INCOME                                                118,204               112,598            237,968            259,101

NONOPERATING INCOME                                              10,234                 4,690             24,237              7,192

NONOPERATING EXPENSES                                            10,184                   979             23,049              2,626

NONOPERATING INCOME TAX EXPENSE (CREDIT)                         (1,522)                  171             (2,037)               928

INTEREST CHARGES                                                 26,393                32,436             89,830             91,488
                                                               --------              --------         ----------         ----------

NET INCOME                                                       93,383                83,702            151,363            171,251

GAIN ON REACQUIRED PREFERRED STOCK                                    4                  -                     4               -

LESS: PREFERRED STOCK DIVIDEND
 REQUIREMENTS                                                        60                    60                181                181
                                                               --------              --------         ----------         ----------

EARNINGS APPLICABLE TO COMMON STOCK                            $ 93,327              $ 83,642         $  151,186         $  171,070
                                                               ========              ========         ==========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Three Months Ended                        Nine Months Ended
                                                                   September 30,                             September 30,
                                                             2002                     2001                  2002              2001
                                                             ----                     ----                  ----              ----
                                                                                     (in thousands)
NET INCOME                                                 $93,383                  $83,702              $151,363         $171,251
OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedges                                    (205)                    -                       58             -
                                                           -------                  -------              --------         --------

COMPREHENSIVE INCOME                                       $93,178                  $83,702              $151,421         $171,251
                                                           =======                  =======              ========         ========

The common stock of CPL is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                             2002                  2001                     2002           2001
                                                             ----                  ----                     ----           ----
                                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD                             $807,052              $805,619                 $826,197         $792,219
NET INCOME                                                   93,383                83,702                  151,363          171,251
DEDUCTIONS (ADDITIONS):
  Capital Stock Gains                                            (4)                 -                          (4)            -
  Cash Dividends Declared:
    Common Stock                                             38,501                37,015                  115,505          111,043
    Preferred Stock                                              60                    60                      181              181
                                                           --------              --------                 --------         --------

BALANCE AT END OF PERIOD                                   $861,878              $852,246                 $861,878         $852,246
                                                           ========              ========                 ========         ========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002            December 31, 2001
                                                                            ------------------            -----------------
                                                                                                     (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                          $2,726,661                    $3,169,421
   Transmission                                                                           699,834                       663,655
   Distribution                                                                         1,300,353                     1,279,037
   General                                                                                244,134                       241,137
   Construction Work in Progress                                                          181,179                       169,075
   Nuclear Fuel                                                                           258,059                       247,382
                                                                                       ----------                    ----------
        Total Electric Utility Plant                                                    5,410,220                     5,769,707
   Accumulated Depreciation and Amortization                                            2,199,635                     2,446,027
                                                                                       ----------                    ----------
      NET ELECTRIC UTILITY PLANT                                                        3,210,585                     3,323,680
                                                                                       ----------                    ----------

OTHER PROPERTY AND INVESTMENTS                                                             56,086                        47,950
                                                                                       ----------                    ----------

SECURITIZED TRANSITION ASSET                                                              742,766                          -
                                                                                       ----------                    ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                          21,874                        72,502
                                                                                       ----------                    ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                               56,638                        10,909
   Accounts Receivable:
      General                                                                             114,134                        38,459
      Affiliated Companies                                                                189,442                         6,249
      Allowance for Uncollectible Accounts                                                   (391)                         (186)
   Fuel Inventory - at LIFO cost                                                           42,232                        38,690
   Materials and Supplies - at average cost                                                58,147                        55,475
   Energy Trading and Derivative Contracts                                                 35,211                       212,979
   Prepayments and Other Current Assets                                                     5,007                         2,742
                                                                                       ----------                    ----------
      TOTAL CURRENT ASSETS                                                                500,420                       365,317
                                                                                       ----------                    ----------

REGULATORY ASSETS                                                                         374,097                       226,812
                                                                                       ----------                    ----------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION                                           161,552                       959,294
                                                                                       ----------                    ----------

NUCLEAR DECOMMISSIONING TRUST FUND                                                         93,385                        98,600
                                                                                       ----------                    ----------

DEFERRED CHARGES                                                                           93,121                        21,837
                                                                                       ----------                    ----------

     TOTAL ASSETS                                                                      $5,253,886                    $5,115,992
                                                                                       ==========                    ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 2002            December 31, 2001
                                                                             ------------------            -----------------
                                                                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 2,211,678 Shares at September 30, 2002
                          6,755,535 Shares at December 31, 2001                                $   55,292             $  168,888
   Paid-in Capital                                                                                132,607                405,016
   Accumulated Other Comprehensive Income                                                              58                   -
   Retained Earnings                                                                              861,878                826,197
                                                                                               ----------             ----------
        Total Common Shareowner's Equity                                                        1,049,835              1,400,101
   Preferred Stock                                                                                  5,941                  5,951
   CPL - Obligated, Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust Holding Solely
     Junior Subordinated Debentures of CPL                                                        136,250                136,250
   Long-term Debt                                                                               1,371,124                988,768
                                                                                               ----------             ----------

           TOTAL CAPITALIZATION                                                                 2,563,150              2,531,070
                                                                                               ----------             ----------

OTHER NONCURRENT LIABILITIES                                                                       13,571                 10,905
                                                                                               ----------             ----------

CURRENT LIABILITIES:
   Short-term Debt - Affiliates                                                                   200,000                   -
   Long-term Debt Due Within One Year                                                             123,087                265,000
   Advances from Affiliates                                                                       552,648                354,277
   Accounts Payable - General                                                                      84,410                 65,307
   Accounts Payable - Affiliated Companies                                                         13,892                 49,301
   Customer Deposits                                                                                  982                 26,744
   Over Recovered Fuel                                                                             70,314                 57,762
   Taxes Accrued                                                                                  144,710                 83,512
   Interest Accrued                                                                                35,354                 18,524
   Energy Trading and Derivative Contracts                                                         30,695                219,486
   Other                                                                                           22,447                 18,076
                                                                                                ---------             ----------

           TOTAL CURRENT LIABILITIES                                                            1,278,539              1,157,989
                                                                                               ----------             ----------

DEFERRED INCOME TAXES                                                                           1,171,257              1,163,795
                                                                                               ----------             ----------

DEFERRED INVESTMENT TAX CREDITS                                                                   118,987                122,892
                                                                                               ----------             ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                                  17,829                 62,138
                                                                                               ----------             ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                        90,553                 67,203
                                                                                               ----------             ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

           TOTAL CAPITALIZATION AND LIABILITIES                                                $5,253,886             $5,115,992
                                                                                               ==========             ==========

See Notes to Financial Statements beginning on page L-1.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                2002                      2001
                                                                                ----                      ----
                                                                                            (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                 $ 151,363                 $ 171,251
   Adjustments for Noncash Items:
      Depreciation and Amortization                                             165,012                   129,235
      Deferred Income Taxes                                                     (14,620)                  (50,506)
      Deferred Investment Tax Credits                                            (3,905)                   (3,905)
      Deferred Property Taxes                                                    (9,560)                   (8,063)
      Mark-to-Market Energy Trading and Derivative Contracts                     (4,613)                   (7,198)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                (258,663)                    9,894
      Fuel, Materials and Supplies                                               (6,214)                  (15,861)
      Fuel Recovery                                                              12,552                   116,473
      Accounts Payable                                                          (16,306)                  (30,223)
      Taxes Accrued                                                              61,198                   164,131
   Change in Other Assets                                                       (61,836)                      722
   Change in Other Liabilities                                                   19,093                    10,733
                                                                              ---------                 ---------
           Net Cash Flows From Operating Activities                              33,501                   486,683
                                                                              ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                 (97,952)                 (158,191)
      Other                                                                        -                         (354)
                                                                              ---------                 ---------
           Net Cash Flows Used For Investing Activities                         (97,952)                 (158,545)
                                                                              ---------                 ----------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                797,335                      -
      Retirement of Long-term Debt                                             (583,836)                     -
      Reacquisition of Trust Preferred Securities                                   -                     (12,471)
      Change in Short-term Debt Affiliated (net)                                200,000                      -
      Retirement of Common Stock                                               (386,004)                     -
      Change in Advances from Affiliates (net)                                  198,371                  (211,990)
      Dividends Paid on Common Stock                                           (115,505)                 (111,043)
      Dividends Paid on Cumulative Preferred Stock                                 (181)                     (181)
                                                                              ---------                 ---------
           Net Cash Flows From (Used For) Financing Activities                  110,180                  (335,685)
                                                                              ---------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents                             45,729                    (7,547)
Cash and Cash Equivalents at Beginning of Period                                 10,909                    14,253
                                                                              ---------                 ---------
Cash and Cash Equivalents at End of Period                                    $  56,638                 $   6,706
                                                                              =========                 =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $63,005,000  and
$80,612,000  and for income taxes was  $44,322,000  and  $11,939,000 in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

        CSPCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 678,000 retail customers in central and southern Ohio. CSPCo, as a member of the AEP Power Pool, shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. CSPCo also sells wholesale power to municipalities.
         The cost of the AEP Power Pool's generating capacity is allocated among its members based on their relative peak demands and generating reserves through the payment of capacity charges and receipt of capacity credits. AEP Power Pool members are also compensated for their out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing AEP Power Pool revenues and costs. The result of this calculation is the member load ratio (MLR) which determines each company's percentage share of AEP Power Pool revenues and costs.

Results of Operations
        Net Income increased $11 million or 17% in the third quarter of 2002 due to higher retail sales and reduced interest charges. Net Income increased $38 million or 30% in the year-to-date period due to reduced interest charges and a $26 million extraordinary loss recorded in the prior period second quarter to recognize a stranded asset resulting from deregulation.

Changes in Revenues

                                                                                         Increase (Decrease)
                                                                               Third Quarter                        Year-to-Date
                                                                     (in millions)             %        (in millions)            %
       Electricity Marketing and Trading*                                     $42             19                $ 45             7
       Energy Delivery*                                                         9              6                  15             4
       Sales to AEP Affiliates                                                  2             17                 (10)          (20)
                                                                              ---                               ----
            Total                                                             $53             14                $ 50             5
                                                                              ===                               ====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

        The quarter and year-to-date increase in revenues is mainly due to higher residential and commercial sales that resulted from above normal temperatures during the third quarter compared with milder weather in 2001.

Changes in Operating Expenses

                                                                                Increase (Decrease)
                                                                     Third Quarter                    Year-to-Date
                                                          (in millions)             %  (in millions)                  %
       Fuel                                                        $ 4             11           $ 4                   3
       Electricity Marketing Purchases                               8            321            11                 148
       Purchases from AEP Affiliates                                 6              8            15                   7
       Other Operation                                               5              8            12                   7
       Maintenance                                                   -             -            (10)                (18)
       Depreciation and Amortization                                 1              3             3                   4
       Taxes other Than Income Taxes                                 1              2            (2)                 (2)
       Income Taxes                                                 16             50            16                  22
                                                                   ---                          ---
            Total                                                  $41             14           $49                   6
                                                                   ===                          ===

        Electricity Marketing Purchases increased in the quarter and year to date periods due to increased purchases from third parties for resale to wholesale customers and to meet internal demand.
        Other Operation expense increased in both periods primarily due to increases in benefits expense as a result of higher benefit costs and application of a lower discount rate.
        Maintenance expenses decreased in the year-to-date period of 2002 due to boiler overhaul work that was performed during 2001. Expenses for maintaining distribution overhead lines were also lower in 2002.
        The increase in Income Taxes for both periods is predominately due to an increase in pre-tax income.

Other Changes
        The decrease in Nonoperating Income in both periods was due to a reduction in net gains from AEP Power Pool trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. Our share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in nonoperating income. The decrease reflects a reduction in electricity prices and margins due to a decrease in demand.

     The decrease in Nonoperating Expense in the quarter and year-to-date was due to lower energy trading overheads resulting from a decrease in trading incentives.

     Non-Operating Income Tax expense increased in both periods due to the flow-through of deferred taxes and a change in the allocation of tax savings from AEP.

     The decrease in Interest in both periods was primarily due to a decrease in the outstanding balance of long-term debt since the first quarter of 2001, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                  2001              2002                2001
                                                                  ----                  ----              ----                ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                           $262,754             $221,161         $  670,830         $  625,592
    Energy Delivery                                              148,359              139,674            373,969            358,984
    Sales to AEP Affiliates                                       17,324               14,856             42,277             52,547
                                                                --------             --------         ----------         ----------
           TOTAL OPERATING REVENUES                              428,437              375,691          1,087,076          1,037,123
                                                                --------             --------         ----------         ----------

OPERATING EXPENSES:
   Fuel                                                           47,228               42,702            135,942            132,100
   Purchased Power:
      Electricity Marketing                                       10,113                2,401             17,669              7,133
      AEP Affiliates                                              85,228               79,263            235,432            220,039
   Other Operation                                                62,394               57,856            178,042            165,941
   Maintenance                                                    14,878               15,254             44,068             53,763
   Depreciation and Amortization                                  33,450               32,352             98,588             95,213
   Taxes Other Than Income Taxes                                  37,570               36,686             97,176             99,452
   Income Taxes                                                   48,543               32,257             87,538             71,736
                                                                --------             --------         ----------         ----------
           TOTAL OPERATING EXPENSES                              339,404              298,771            894,455            845,377
                                                                --------             --------         ----------         ----------

OPERATING INCOME                                                  89,033               76,920            192,621            191,746

NONOPERATING INCOME                                                5,361               10,153             19,751             31,457

NONOPERATING EXPENSES                                              1,015                4,182              1,432             16,182

NONOPERATING INCOME TAX EXPENSE                                    4,590                  702              9,387              3,522

INTEREST CHARGES                                                  12,672               16,871             39,857             53,092
                                                                --------             --------         ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM                                  76,117               65,318            161,696            150,407

EXTRAORDINARY LOSS - EFFECTS OF
 DEREGULATION (INCLUSIVE OF TAX BENEFIT
 OF $8,353,000)                                                     -                    -                  -               (26,407)
                                                                --------             --------         ----------         ----------

NET INCOME                                                        76,117               65,318            161,696            124,000

PREFERRED STOCK DIVIDEND REQUIREMENTS                                694                  244              1,078                847
                                                                --------             --------         ----------         ----------
EARNINGS APPLICABLE TO COMMON STOCK                             $ 75,423             $ 65,074         $  160,618         $  123,153
                                                                ========             ========         ==========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                 2002                  2001                 2002              2001
                                                                 ----                  ----                 ----              ----
                                                                                                    (in thousands)
NET INCOME                                                     $76,117               $65,318              $161,696        $124,000

OTHER COMPREHENSIVE INCOME (LOSS)
  Cash Flow Power Hedges                                        (1,123)                 -                      326            -
                                                               -------               -------              --------        --------
COMPREHENSIVE INCOME                                           $74,994               $65,318              $162,022        $124,000
                                                               =======               =======              ========        ========

The common stock of CSPCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                    Three Months Ended                      Nine Months Ended
                                                                      September 30,                           September 30,
                                                                   2002                 2001               2002               2001
                                                                   ----                 ----               ----               ----
                                                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $217,290              $115,243           $176,103          $ 99,069
NET INCOME                                                        76,117                65,318            161,696           124,000
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                                                  21,766                20,738             65,300            62,214
    Preferred Stock                                                 -                      175                350               700
  Capital Stock Expense                                              254                   255                762               762
                                                                --------              --------           --------          --------

BALANCE AT END OF PERIOD                                        $271,387              $159,393           $271,387          $159,393
                                                                ========              ========           ========          ========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002            December 31, 2001
                                                                            ------------------            -----------------
                                                                                                  (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                          $1,582,400                      $1,574,506
   Transmission                                                                           412,188                         401,405
   Distribution                                                                         1,193,010                       1,159,105
   General                                                                                152,771                         146,732
   Construction Work in Progress                                                           86,262                          72,572
                                                                                       ----------                      ----------
       Total Electric Utility Plant                                                     3,426,631                       3,354,320
   Accumulated Depreciation and Amortization                                            1,446,071                       1,377,032
                                                                                       ----------                      ----------
        NET ELECTRIC UTILITY PLANT                                                      1,980,560                       1,977,288
                                                                                       ----------                      ----------

OTHER PROPERTY AND INVESTMENTS                                                             38,632                          40,369
                                                                                       ----------                      ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                         233,662                         193,915
                                                                                       ----------                      ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                7,548                          12,358
   Advances to Affiliates                                                                  25,117                            -
   Accounts Receivable:
      Customers                                                                            34,437                          41,770
      Affiliated Companies                                                                100,664                          63,470
      Miscellaneous                                                                        20,669                          16,968
      Allowance for Uncollectible Accounts                                                   (778)                           (745)
   Fuel - at average cost                                                                  20,561                          20,019
   Materials and Supplies - at average cost                                                40,833                          38,984
   Accrued Utility Revenues                                                                22,012                           7,087
   Energy Trading and Derivative Contracts                                                319,191                         347,198
   Prepayments and Other Current Assets                                                    35,724                          28,733
                                                                                       ----------                      ----------
        TOTAL CURRENT ASSETS                                                              625,978                         575,842
                                                                                       ----------                      ----------

REGULATORY ASSETS                                                                         251,896                         262,267
                                                                                       ----------                      ----------

DEFERRED CHARGES                                                                           34,361                          56,187
                                                                                       ----------                      ----------

        TOTAL ASSETS                                                                   $3,165,089                      $3,105,868
                                                                                       ==========                      ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30, 2002              December 31, 2001
                                                                           ------------------              -----------------
                                                                                                  (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares                                                  $   41,026                      $   41,026
   Paid-in Capital                                                                        575,131                         574,369
   Accumulated Other Comprehensive Income                                                     326                            -
   Retained Earnings                                                                      271,387                         176,103
                                                                                       ----------                      ----------
        Total Common Shareowner's Equity                                                  887,870                         791,498
   Cumulative Preferred Stock - Subject to
    Mandatory Redemption                                                                     -                             10,000
   Long-term Debt                                                                         583,565                         571,348
                                                                                       ----------                      ----------

           TOTAL CAPITALIZATION                                                         1,471,435                       1,372,846
                                                                                       ----------                      ----------

OTHER NONCURRENT LIABILITIES                                                               34,560                          36,715
                                                                                       ----------                      ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year - General                                            58,500                          20,500
   Long-term Debt Due Within One Year -
    Affiliated Companies                                                                     -                            200,000
   Short-term Debt Affiliated                                                             290,000                            -
   Advances from Affiliates                                                                  -                            181,384
   Accounts Payable - General                                                              77,701                          60,689
   Accounts Payable - Affiliated Companies                                                 56,179                          83,697
   Taxes Accrued                                                                          121,961                         116,364
   Interest Accrued                                                                        12,392                          10,907
   Energy Trading and Derivative Contracts                                                299,439                         334,957
   Other                                                                                   41,769                          36,305
                                                                                       ----------                      ----------

           TOTAL CURRENT LIABILITIES                                                      957,941                       1,044,803
                                                                                       ----------                      ----------

DEFERRED INCOME TAXES                                                                     454,900                         443,722
                                                                                       ----------                      ----------

DEFERRED INVESTMENT TAX CREDITS                                                            34,841                          37,176
                                                                                       ----------                      ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                         183,429                         157,706
                                                                                       ----------                      ----------

DEFERRED CREDITS                                                                           27,983                          12,900
                                                                                       ----------                      ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

           TOTAL CAPITALIZATION AND LIABILITIES                                        $3,165,089                      $3,105,868
                                                                                       ==========                      ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                                    (in thousands)
                                                                           2002                     2001
                                                                           ----                     ----
OPERATING ACTIVITIES:
   Net Income                                                               $ 161,696                 $ 124,000
   Adjustments for Noncash Items:
      Depreciation and Amortization                                            98,666                    96,194
      Deferred Income Taxes                                                    12,450                    25,360
      Deferred Investment Tax Credits                                          (2,335)                   (2,508)
      Deferred Property Tax                                                    31,968                    53,168
      Mark-to-Market Energy Trading and Derivative Contracts                  (21,033)                  (60,743)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                               (33,529)                   (3,254)
      Fuel, Materials and Supplies                                             (2,391)                   (8,977)
      Accrued Utility Revenues                                                (14,925)                    5,129
      Prepayments and Other Current Assets                                     (6,991)                      400
      Accounts Payable                                                        (10,506)                    6,848
      Taxes Accrued                                                             5,597                   (28,836)
   Other Assets                                                                (3,155)                   13,437
   Other Liabilities                                                           12,218                   (27,045)
                                                                            ---------                 ---------
           Net Cash Flows From Operating Activities                           227,730                   193,173
                                                                            ---------                 ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                               (88,101)                 (110,631)
      Proceeds from Sale of Property                                              730                    10,673
                                                                            ---------                 ---------
           Net Cash Flows Used For Investing Activities                       (87,371)                  (99,958)
                                                                            ---------                 ---------

FINANCING ACTIVITIES:
      Proceeds From Issuance of Long-term Debt - Affiliated                      -                      200,000
      Retirement of Long-term Debt-Affiliated                                (200,000)                     -
      Change in Short-term Debt Affiliated (net)                              290,000                      -
      Issuance of Long-term Debt                                              160,000                      -
      Changes In Advances from Affiliates (net)                              (206,501)                   51,422
      Retirement of Cumulative Preferred Stock                                (10,000)                   (5,000)
      Retirement of Long-term Debt                                           (112,843)                 (280,632)
      Dividends Paid on Common Stock                                          (65,300)                  (62,214)
      Dividends Paid on Cumulative Preferred Stock                               (525)                     (788)
                                                                            ---------                 ---------
           Net Cash Flows Used For Financing Activities                      (145,169)                  (97,212)
                                                                            ---------                 ---------

Net Decrease in Cash and Cash Equivalents                                      (4,810)                   (3,997)
Cash and Cash Equivalents at Beginning of Period                               12,358                    11,600
                                                                            ---------                 ---------
Cash and Cash Equivalents at End of Period                                  $   7,548                 $   7,603
                                                                            =========                 =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $37,204,000 and $49,126,000 and for income taxes was $32,254,000 and $17,579,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $1,019,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       I&M is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 567,000 retail customers in its service territory in northern and eastern Indiana and a portion of southwestern Michigan. As a member of the AEP Power Pool, I&M shares the revenues and the costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. I&M also sells wholesale power to municipalities and electric cooperatives.
       The cost of the AEP Power Pool's generating capacity is allocated among its members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.
       Under the terms of unit power agreements, I&M purchases AEGCo's 50% share of the 2,600 MW Rockport Plant capacity unless it is sold to other utilities. AEGCo is an affiliate that is not a member of the AEP Power Pool. An agreement between AEGCo and KPCo provides for the sale of 390 MW of AEGCo's Rockport Plant capacity to KPCo through 2004. Therefore, I&M purchases 910 MW of AEGCo's 50% share of Rockport Plant capacity.

Results of Operations
          The $10 million or 41% increase in Net Income for the third quarter reflects increased sales of electricity to retail customers and a decrease in Other Operation expense. Net Income decreased $31 million or 36% in the year-to-date period due primarily to a reduction in generation in 2002 as a result of a refueling outage at each unit of I&M's Cook Plant and maintenance outages at Rockport Plant.
        Operating revenues increased 6% in the third quarter reflecting increased sales to retail customers and AEP affiliates. The 2% decrease in operating revenues for the year-to-date period reflects the decrease in generation in 2002 due to power plant outages.

Changes in Revenues
                                                                                           Increase (Decrease)
                                                                                 Third Quarter                  Year-to-Date
                                                                       (in millions)          %     (in millions)          %

       Electricity Marketing and Trading*                                      $ 10           4              $  8            1
       Energy Delivery*                                                           5           5                 1          N.M.
       Sales to AEP Affiliates                                                    8          16               (34)         (18)
                                                                                ---                          ----
            Total                                                               $23           6              $(25)          (2)
                                                                                ===                          ====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.


        The increase in Electricity Marketing and Trading revenues in the third quarter and year-to-date was due to increased sales to I&M's retail customers due to warmer summer weather partially offset by lower wholesale energy prices. The increase in Sales to AEP Affiliates in the third quarter reflects increased generation from Cook Plant in 2002. In September 2001 problems with the water intake system forced Cook Plant into an unplanned outage. Revenues from Sales to AEP Affiliates in the year-to-date period decreased significantly reflecting less power being available for sale as each of the Cook Nuclear Plant units was shutdown for refueling in the first six months of 2002 and both units of Rockport Plant underwent scheduled planned boiler maintenance in the first quarter of 2002. With the outages in 2002, I&M's available generation decreased resulting in less power being delivered to the AEP Power Pool.

Changes in Operating Expenses
                                                                                           Increase (Decrease)
                                                                             Third Quarter                       Year-to-Date
                                                                 (in millions)                %       (in millions)           %
       Fuel                                                              $ 6                 11               $(11)          (6)
       Electricity Marketing Purchases                                     9                173                 11           81
       Purchases from AEP Affiliates                                      (3)                (5)                (6)          (3)
       Other Operation                                                   (14)               (11)                12            4
       Maintenance                                                        10                 31                 21           23
       Depreciation and Amortization                                       1                  2                  3            3
       Taxes other Than Income Taxes                                       -                  -                  1            2
       Income Taxes                                                        1                  7                (20)         (39)
                                                                         ---                                  ----
            Total                                                        $10                  3               $ 11            1
                                                                         ===                                  ====

        The increase in Fuel expense for the third quarter reflects an increase in nuclear and fossil fuel costs as generation rose significantly in 2002. Fuel expense for the year-to-date period decreased primarily due to the decrease in generation reflecting the plant outages as both units of the nuclear plant were refueled in 2002 and Rockport Plant's outage time increased. In addition, gains on coal trading lowered the average fuel cost.
        The increase in Electricity Marketing Purchases in both periods is due to increased purchases from third parties for sales for resale and to meet internal demand.
        Purchases from AEP Affiliates decreased in both periods due to lower purchase volumes and lower cost of power acquired from AEGCo and the AEP Power Pool.

        For the third quarter, Other Operation expense decreased due to lower trading incentives, the effect of recording severances in 2001 for energy delivery employees, and lower nuclear operations costs reflecting the effects of the 2001 outage at Cook Plant. Other Operation and Maintenance expenses increased for the year-to-date period due to costs related to the nuclear plant refueling outages. The increase in Maintenance expense for the third quarter reflects amortization of deferred refueling expenses.
        The decrease in Income Tax expense attributable to operations for the year-to-date period is due primarily to a decline in pre-tax operating income.

Other Changes
        Nonoperating Income decreased in the quarter and year-to-date periods due to a reduction in power trading margins outside of AEP's traditional marketing area resulting from the overall decline of wholesale energy markets.
     Nonoperating Expenses decreased due to reductions in variable compensation expense associated with wholesale trading. Nonoperating
     Income Taxes decreased in the year-to-date period due to a decrease in pre-tax income.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                  2001              2002                2001
                                                                  ----                  ----              ----                ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                           $271,733              $261,666        $  747,207         $  739,377
    Energy Delivery                                               89,222                84,674           242,416            241,581
    Sales to AEP Affiliates                                       60,517                52,117           153,127            187,546
                                                                --------              --------        ----------         ----------

           TOTAL OPERATING REVENUES                              421,472               398,457         1,142,750          1,168,504
                                                                --------              --------        ----------         ----------

OPERATING EXPENSES:
   Fuel                                                           65,904                59,535           173,223            183,999
   Purchased Power:
      Electricity Marketing                                       13,764                 5,036            24,444             13,476
      AEP Affiliates                                              59,846                62,730           176,463            182,083
   Other Operation                                               108,457               122,211           340,556            328,654
   Maintenance                                                    41,668                31,913           112,291             91,594
   Depreciation and Amortization                                  42,081                41,172           125,817            122,735
   Taxes Other Than Income Taxes                                  16,698                16,376            52,794             51,950
   Income Taxes                                                   16,050                14,975            29,930             49,466
                                                                --------              --------        ----------          ---------

           TOTAL OPERATING EXPENSES                              364,468               353,948         1,035,518          1,023,957
                                                                --------              --------        ----------         ----------

OPERATING INCOME                                                  57,004                44,509           107,232            144,547

NONOPERATING INCOME                                               22,614                25,463            71,878             82,181

NONOPERATING EXPENSES                                             17,590                20,030            50,711             63,759

NONOPERATING INCOME TAXES                                          2,999                 2,113             3,887              6,246

INTEREST CHARGES                                                  23,717                22,765            70,648             71,922
                                                                --------              --------        ----------         ----------

NET INCOME                                                        35,312                25,064            53,864             84,801

PREFERRED STOCK DIVIDEND REQUIREMENTS                              1,145                 1,155             3,453              3,466
                                                                --------              --------        ----------         ----------

EARNINGS APPLICABLE TO COMMON STOCK                             $ 34,167              $ 23,909        $   50,411         $   81,335
                                                                ========              ========        ==========         ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                  2001              2002                2001
                                                                  ----                  ----              ----                ----
                                                                                        (in thousands)
NET INCOME                                                       $35,312               $25,064           $53,864            $84,801

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge                                  1,348                  (878)            3,835             (3,700)
    Cash Flow Power Hedges                                        (1,218)                 -                  349               -
                                                                 -------               -------           -------            -------

COMPREHENSIVE INCOME                                             $35,442               $24,186           $58,048            $81,101
                                                                 =======               =======           =======            =======

The common stock of I&M is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                 Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                                  2002                2001                  2002           2001
                                                                  ----                ----                  ----           ----
                                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $ 90,847            $60,869               $ 74,605         $ 3,443

NET INCOME                                                        35,312             25,064                 53,864          84,801

DEDUCTIONS:
Cash Dividends Declared -
   Cumulative Preferred Stock                                      1,109              1,121                  3,352           3,365
Capital Stock Expense                                                 33                 34                    100             101
                                                                --------            -------               --------         -------

BALANCE AT END OF PERIOD                                        $125,017            $84,778               $125,017         $84,778
                                                                ========            =======               ========         =======

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                  (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                          $2,768,964                      $2,758,160
   Transmission                                                                           970,724                         957,336
   Distribution                                                                           914,575                         900,921
   General (including nuclear fuel)                                                       222,247                         233,005
   Construction Work in Progress                                                          116,000                          74,299
                                                                                       ----------                      ----------
        Total Electric Utility Plant                                                    4,992,510                       4,923,721
   Accumulated Depreciation and Amortization                                            2,541,379                       2,436,972
                                                                                       ----------                      ----------
             NET ELECTRIC UTILITY PLANT                                                 2,451,131                       2,486,749
                                                                                       ----------                      ----------

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS                                                                    832,585                         834,109
                                                                                       ----------                      ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                         257,142                         215,544
                                                                                       ----------                      ----------

OTHER PROPERTY AND INVESTMENTS                                                            123,674                         127,977
                                                                                       ----------                      ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                9,002                          16,804
   Advances to Affiliates                                                                  45,095                          46,309
   Accounts Receivable:
      Customers                                                                            54,781                          60,864
      Affiliated Companies                                                                143,331                          31,908
      Miscellaneous                                                                        35,093                          25,398
      Allowance for Uncollectible Accounts                                                   (749)                           (741)
   Fuel - at average cost                                                                  23,736                          28,989
   Materials and Supplies - at average cost                                                95,538                          91,440
   Energy Trading and Derivative Contracts                                                367,452                         399,195
   Accrued Utility Revenues                                                                 6,484                           2,072
   Prepayments                                                                             10,256                           6,497
                                                                                       ----------                      ----------
          TOTAL CURRENT ASSETS                                                            790,019                         708,735
                                                                                       ----------                      ----------

REGULATORY ASSETS                                                                         376,141                         408,927
                                                                                       ----------                      ----------

DEFERRED CHARGES                                                                           40,464                          34,967
                                                                                       ----------                      ----------

          TOTAL ASSETS                                                                 $4,871,156                      $4,817,008
                                                                                       ==========                      ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                                                   $   56,584                      $   56,584
   Paid-in Capital                                                                        858,526                         733,216
   Accumulated Other Comprehensive Income (Loss)                                              349                          (3,835)
   Retained Earnings                                                                      125,017                          74,605
                                                                                       ----------                      ----------
        Total Common Shareowner's Equity                                                1,040,476                         860,570
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                   8,103                           8,736
      Subject to Mandatory Redemption                                                      64,945                          64,945
   Long-term Debt                                                                       1,365,815                       1,312,082
                                                                                       ----------                      ----------

           TOTAL CAPITALIZATION                                                         2,479,339                       2,246,333
                                                                                       ----------                      ----------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                                                                583,764                         600,244
   Other                                                                                   83,265                          87,025
                                                                                       ----------                      ----------

           TOTAL OTHER NONCURRENT LIABILITIES                                             667,029                         687,269
                                                                                       ----------                      ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                      90,000                         340,000
   Accounts Payable:
      General                                                                             109,693                          86,766
      Affiliated Companies                                                                100,429                          43,956
   Taxes Accrued                                                                           84,495                          69,761
   Interest Accrued                                                                        25,162                          20,691
   Rent Accrued - Rockport Plant Unit 2                                                    23,427                           4,963
   Energy Trading and Derivative Contracts                                                341,346                         383,714
   Other                                                                                   86,024                          82,363
                                                                                       ----------                      ----------

           TOTAL CURRENT LIABILITIES                                                      860,576                       1,032,214
                                                                                       ----------                      ----------

DEFERRED INCOME TAXES                                                                     381,319                         400,531
                                                                                       ----------                      ----------

DEFERRED INVESTMENT TAX CREDITS                                                            99,915                         105,449
                                                                                       ----------                      ----------

DEFERRED GAIN ON SALE AND LEASEBACK
 - ROCKPORT PLANT UNIT 2                                                                   74,812                          77,592
                                                                                       ----------                      ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                         206,527                         175,581
                                                                                       ----------                      ----------

DEFERRED CREDITS                                                                          101,639                          92,039
                                                                                       ----------                      ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

                TOTAL CAPITALIZATION AND LIABILITIES                                   $4,871,156                      $4,817,008
                                                                                       ==========                      ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                              2002                     2001
                                                                              ----                     ----
                                                                                    (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                 $  53,864              $  84,801
   Adjustments for Noncash Items:
      Depreciation and Amortization                                             125,881                124,993
      Deferral of Incremental Nuclear
       Refueling Outage Expenses (net)                                          (38,103)                  (224)
      Unrecovered Fuel and Purchased Power Costs                                 28,126                 28,126
      Amortization of Nuclear Outage Costs                                       30,000                 30,000
      Deferred Income Taxes                                                      (6,885)                (6,517)
      Deferred Investment Tax Credits                                            (5,534)                (5,604)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                (115,027)                34,908
      Fuel, Materials and Supplies                                                1,155                (16,416)
      Accrued Utility Revenues                                                   (4,412)                  -
      Accounts Payable                                                           79,400                (61,519)
      Taxes Accrued                                                              14,734                 47,780
      Rent Accrued - Rockport Plant Unit 2                                       18,464                 18,464
   Mark-to-Market Energy Trading and Derivative Contracts                       (20,358)               (91,699)
   Regulatory Liability - Trading Gains                                           8,847                 25,938
   Regulatory Assets - Trading Losses                                            (4,105)                13,102
   Change in Other Assets                                                         7,526                 19,286
   Change in Other Liabilities                                                  (12,113)                11,997
                                                                              ---------              ---------
           Net Cash Flows From Operating Activities                             161,460                257,416
                                                                              ---------              ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                 (92,387)               (65,312)
      Buyout of Nuclear Fuel Leases                                                -                   (92,616)
      Other                                                                       1,027                    524
                                                                              ---------              ---------
           Net Cash Flows Used For Investing Activities                         (91,360)              (157,404)
                                                                              ---------              ---------

FINANCING ACTIVITIES:
      Capital Contributions from Parent Company                                 125,000                   -
      Issuance of Long-term Debt                                                 49,648                   -
      Retirement of Cumulative Preferred Stock                                     (424)                  -
      Retirement of Long-term Debt                                             (250,000)               (44,922)
      Change in Advances from Affiliates (net)                                    1,214                (39,162)
      Dividends Paid on Cumulative Preferred Stock                               (3,340)                (3,365)
                                                                              ---------              ---------
           Net Cash Flows Used For Financing Activities                         (77,902)               (87,449)
                                                                              ---------              ---------

Net Increase (Decrease) in Cash and Cash Equivalents                             (7,802)                12,563
Cash and Cash Equivalents at Beginning of Period                                 16,804                 14,835
                                                                              ---------              ---------
Cash and Cash Equivalents at End of Period                                    $   9,002              $  27,398
                                                                              =========              =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $63,987,000 and $67,657,000 and for income taxes was $21,225,000 and $13,079,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $1,023,000 in 2001.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       KPCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power serving 173,000 retail customers in eastern Kentucky. KPCo, as a member of the AEP Power Pool, shares in the revenues and costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. KPCo also sells wholesale power to municipalities.
       The cost of the AEP Power Pool's generating capacity is allocated among its members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for their out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is the member load ratio (MLR) which determines each company's percentage share of AEP Power Pool revenues and costs.

Results of Operations
        Net Income increased approximately $1 million or 13% in the third quarter and $6 million or 42% in the year-to-date period primarily due to reduced capacity charges and increased transmission equalization credits resulting from the decrease in MLR. Increased retail sales due to warmer summer weather also contributed to the increase in Net Income.

Changes in Revenues

                                                                                        Increase (Decrease)
                                                                          Third Quarter                        Year-to-Date
                                                                (in millions)              %    (in millions)                %
       Electricity Marketing and Trading*                                $ 5               9            $13                  9
       Energy Delivery*                                                    -               -              -                  -
       Sales to AEP Affiliates                                            (1)             (8)            (7)               (22)
                                                                         ---                            ---
            Total                                                        $ 4               4            $ 6                  2
                                                                         ===                            ===

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

        The increase in revenues in the third quarter is due primarily to increased sales to retail customers reflecting warmer summer weather and increased fuel recovery revenues. This was partly offset by lower Sales to AEP Affiliates in both periods because of planned outages in 2002. KPCo's generation decreased resulting in less power being delivered to the AEP Power Pool.

Changes in Operating Expenses
                                                                                      Increase (Decrease)
                                                                           Third Quarter                       Year-to-Date
                                                                (in millions)              %      (in millions)                %
       Fuel                                                             $ 2               12              $ 6                 12
       Electricity Marketing Purchases                                    3              N.M.               3                N.M.
       Purchases from AEP Affiliates                                      1                1               (6)                (7)
       Other Operation                                                   (2)             (15)              (5)               (12)
       Maintenance                                                        1               20                3                 19
       Taxes Other Than Income Taxes                                     -                 -                1                 10
       Income Taxes                                                       1               36                2                 21
                                                                        ---                               ---
         Total Operating Expenses                                       $ 6                7              $ 4                  1
                                                                        ===                               ===

       N.M. = Not Meaningful

        Fuel expense increased in both periods as a result of increases in the cost of coal and decreases in credits to Fuel expense. Under the Kentucky commission's fuel clause mechanism, a portion of the profits on wholesale power trading transactions are shared with the retail customers. This sharing is recognized through credits to Fuel expense that match the increased retail revenues. As margins on wholesale electricity marketing and trading transactions declined, the amount of credits shared through the fuel clause adjustment mechanism decreased.
        Third quarter Electricity Marketing Purchases expense increased compared to prior year due to increased purchases from third parties for resale to wholesale customers and to meet internal demand. Year-to-date Purchases from AEP Affiliates declined due to a decrease in capacity charges from the AEP Power Pool as KPCo's MLR declined. Also contributing to the year-to-date decline were fewer purchases and lower prices on power purchased from AEGCo.
        Other Operation expense decreased for both periods due to reduced consumption of emission allowances, reduced accruals for trading incentive compensation and increased AEP transmission equalization credits. Under the AEP Transmission Equalization Agreement, KPCo and certain eastern region affiliates share the costs associated with the ownership of their transmission system based upon each company's peak demand and investment. A decrease in KPCo's peak demand relative to its affiliates' peak demand was the main reason for the increase in transmission equalization credits.
     Maintenance expense increased in both periods primarily as a result of planned power plant outages.
     Taxes Other Than Income Taxes increased year-to-date primarily due to increases in real and personal property taxes.
     Income Taxes year-to-date and quarter-to-date have increased primarily as a result of increases in pre-tax income.

Other Changes
        Year-to-date Nonoperating Income decreased as a result of decreased margins on power trading activity outside of the AEP System's traditional marketing area resulting from soft market demand. Nonoperating Expenses decreased quarter and year-to-date as a result of decreases in trading incentives.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                  2001              2002                2001
                                                                  ----                  ----              ----                ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                          $ 55,645              $ 51,079          $165,565          $  152,396
    Energy Delivery                                              34,623                34,203           101,137             101,367
    Sales to AEP Affiliates                                      10,091                10,915            25,006              31,942
                                                               --------              --------          --------          ----------

           TOTAL OPERATING REVENUES                             100,359                96,197           291,708             285,705
                                                               --------              --------          --------          ----------

OPERATING EXPENSES:
   Fuel                                                          19,747                17,581            59,084              52,955
   Purchased Power:
      Electricity Marketing                                       2,572                  -                2,574                  38
      AEP Affiliates                                             31,440                31,037            92,747              99,197
   Other Operation                                               12,932                15,172            37,902              43,170
   Maintenance                                                    7,168                 5,984            19,795              16,598
   Depreciation and Amortization                                  8,330                 8,163            24,856              24,270
   Taxes Other Than Income Taxes                                  1,904                 1,877             6,407               5,826
   Income Taxes                                                   5,147                 3,796            12,190              10,096
                                                               --------              --------          --------          ----------

           TOTAL OPERATING EXPENSES                              89,240                83,610           255,555             252,150
                                                               --------              --------          --------          ----------

OPERATING INCOME                                                 11,119                12,587            36,153              33,555

NONOPERATING INCOME                                               1,712                 1,227             6,907              10,670

NONOPERATING EXPENSES                                               707                 1,754               701               7,057

NONOPERATING INCOME TAX EXPENSE (CREDIT)                           (801)                 (201)              929               1,221

INTEREST CHARGES                                                  6,931                 6,949            19,944              20,818
                                                               --------              --------          --------          ----------

NET INCOME                                                     $  5,994              $  5,312          $ 21,486          $   15,129
                                                               ========              ========          ========          ==========

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                2001                2002                2001
                                                                  ----                ----                ----                ----
                                                                                        (in thousands)
NET INCOME                                                       $5,994              $5,312             $21,486            $15,129

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Power Hedges                                         (447)               -                    125               -
    Cash Flow Interest Rate Hedges                                  521                (618)              1,394             (2,040)
                                                                 ------              ------             -------            -------

COMPREHENSIVE INCOME                                             $6,068              $4,694             $23,005            $13,089
                                                                 ======              ======             =======            =======

The common stock of KPCo is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                 Three Months Ended                        Nine Months Ended
                                                                   September 30,                             September 30,
                                                                  2002                2001                  2002              2001
                                                                  ----                ----                  ----              ----
                                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $50,237             $52,208               $48,833          $57,513

NET INCOME                                                        5,994               5,312                21,486           15,129

DEDUCTIONS:
Cash Dividends Declared                                           7,044               7,561                21,132           22,683
                                                                -------             -------               -------          -------

BALANCE AT END OF PERIOD                                        $49,187             $49,959               $49,187          $49,959
                                                                =======             =======               =======          =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                September 30, 2002             December 31, 2001
                                                                                ------------------             -----------------
                                                                                                  (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $  274,781                     $  271,070
   Transmission                                                                            371,904                        374,116
   Distribution                                                                            408,272                        402,537
   General                                                                                  62,768                         65,059
   Construction Work in Progress                                                           103,617                         15,633
                                                                                        ----------                     ----------
        Total Electric Utility Plant                                                     1,221,342                      1,128,415
   Accumulated Depreciation and Amortization                                               399,412                        384,104
                                                                                        ----------                     ----------
          NET ELECTRIC UTILITY PLANT                                                       821,930                        744,311
                                                                                        ----------                     ----------

OTHER PROPERTY AND INVESTMENTS                                                               7,107                          6,492
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           89,701                         77,972
                                                                                        ----------                     ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                   873                          1,947
   Accounts Receivable:
      Customers                                                                             17,620                         20,036
      Affiliated Companies                                                                  32,731                         16,012
      Miscellaneous                                                                          2,562                          3,333
      Allowance for Uncollectible Accounts                                                    (237)                          (264)
   Fuel - at average cost                                                                    9,829                         12,060
   Materials and Supplies - at average cost                                                 17,513                         15,766
   Accrued Utility Revenues                                                                  6,777                          5,395
   Energy Trading and Derivative Contracts                                                 122,674                        139,605
   Prepayments                                                                               2,078                          1,314
                                                                                        ----------                     ----------
          TOTAL CURRENT ASSETS                                                             212,420                        215,204
                                                                                        ----------                     ----------

REGULATORY ASSETS                                                                           98,925                         97,692
                                                                                        ----------                     ----------

DEFERRED CHARGES                                                                             8,821                         11,572
                                                                                        ----------                     ----------

          TOTAL ASSETS                                                                  $1,238,904                     $1,153,243
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         September 30, 2002             December 31, 2001
                                                                         ------------------             -----------------
                                                                                               (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                                                $   50,450                    $   50,450
   Paid-in Capital                                                                     158,750                       158,750
   Accumulated Other Comprehensive Income (Loss)                                          (384)                       (1,903)
   Retained Earnings                                                                    49,187                        48,833
                                                                                    ----------                    ----------
        Total Common Shareowner's Equity                                               258,003                       256,130
   Long-term Debt                                                                      300,915                       251,093
                                                                                    ----------                    ----------

           TOTAL CAPITALIZATION                                                        558,918                       507,223
                                                                                    ----------                    ----------

OTHER NONCURRENT LIABILITIES                                                            12,422                        11,929
                                                                                    ----------                    ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year - General                                         70,000                        95,000
   Long-term Debt Due Within One Year -
    Affiliated Companies                                                                15,000                          -
   Advances from Affiliates                                                             92,591                        66,200
   Accounts Payable:
      General                                                                           30,974                        23,464
      Affiliated Companies                                                              35,762                        22,557
   Customer Deposits                                                                     8,226                         4,461
   Taxes Accrued                                                                         6,945                        10,305
   Interest Accrued                                                                      5,376                         5,269
   Energy Trading and Derivative Contracts                                             115,735                       144,364
   Other                                                                                15,795                        12,882
                                                                                    ----------                    ----------

           TOTAL CURRENT LIABILITIES                                                   396,404                       384,502
                                                                                    ----------                    ----------

DEFERRED INCOME TAXES                                                                  176,311                       168,304
                                                                                    ----------                    ----------

DEFERRED INVESTMENT TAX CREDITS                                                          9,519                        10,405
                                                                                    ----------                    ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                       70,417                        63,412
                                                                                    ----------                    ----------

DEFERRED CREDITS                                                                        14,913                         7,468
                                                                                    ----------                    ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

           TOTAL CAPITALIZATION AND LIABILITIES                                     $1,238,904                    $1,153,243
                                                                                    ==========                    ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            Nine Months Ended September 30,
                                                                                2002                       2001
                                                                                ----                       ----
                                                                                         (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                                 $  21,486                    $ 15,129
   Adjustments for Noncash Items:
      Depreciation and Amortization                                              24,856                      24,270
      Deferred Income Taxes                                                       7,461                       9,644
      Deferred Investment Tax Credits                                              (886)                       (889)
      Amortization of Deferred Property Taxes                                     4,472                       4,299
      Deferred Fuel Costs (net)                                                   2,081                      (2,708)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                 (13,559)                     15,278
      Fuel, Materials and Supplies                                                  484                      (3,251)
      Accrued Utility Revenues                                                   (1,382)                      4,285
      Accounts Payable                                                           20,715                     (14,438)
      Taxes Accrued                                                              (3,360)                     (4,483)
   Mark-to-Market Energy and Derivative Contracts                               (13,161)                    (25,113)
   Change in Other Assets                                                        (6,626)                     (6,772)
   Change in Other Liabilities                                                   12,238                       1,113
                                                                              ---------                    --------
           Net Cash Flows From Operating Activities                              54,819                      16,364
                                                                              ---------                    --------

INVESTING ACTIVITIES:
      Construction Expenditures                                                (100,677)                    (26,628)
      Proceeds from Sales of Property                                               182                         216
                                                                              ---------                    --------
           Net Cash Flow Used For Investing Activities                         (100,495)                    (26,412)
                                                                              ---------                    --------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt - Affiliated Company                           123,843                      75,000
      Retirement of Long-term Debt                                              (84,500)                    (60,000)
      Change in Advances from Affiliates (net)                                   26,391                      16,610
      Dividends Paid                                                            (21,132)                    (22,683)
                                                                              ---------                    --------
           Net Cash Flows From Financing Activities                              44,602                       8,927
                                                                              ---------                    --------

Net Decrease in Cash and Cash Equivalents                                        (1,074)                     (1,121)
Cash and Cash Equivalents at Beginning of Period                                  1,947                       2,270
                                                                              ---------                    --------
Cash and Cash Equivalents at End of Period                                    $     873                    $  1,149
                                                                              =========                    ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $19,560,000 and $18,899,000 and for income taxes was $7,025,000 and $6,011,000 in 2002 and 2001, respectively. Noncash acquisitions under capital leases were $22,021 and $817,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

         OPCo is a public utility engaged in the generation, sale, purchase, transmission and distribution of electric power to approximately 698,000 customers in the northwestern, east central, eastern and southern sections of Ohio. As a member of the AEP Power Pool, OPCo shares the revenues and the costs of the AEP Power Pool's wholesale sales to neighboring utility systems and power marketers including power trading transactions. OPCo also sells wholesale power to municipalities and electric cooperatives.
       The cost of the AEP Power Pool's generating capacity is allocated among its members based on their relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity credits. AEP Power Pool members are also compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. The AEP Power Pool calculates each company's prior twelve month peak demand relative to the total peak demand of all member companies as a basis for sharing revenues and costs. The result of this calculation is each company's member load ratio (MLR) which determines each company's percentage share of revenues and costs.

Results of Operations
        Net Income increased $29 million or 56% in the third quarter of 2002 primarily due to increased sales to residential and commercial customers. Year-to-date Net Income increased $84 million or 73% due to the effect of an extraordinary loss recorded in the second quarter of 2001 to recognize a stranded asset resulting from deregulation, and decreases in fuel and maintenance expenses.

Changes in Revenues
                                                                                             Increase (Decrease)
                                                                                  Third Quarter                   Year-to-Date
                                                                          (in millions)         %            (in millions)     %
                                                                                                -                              -
       Electricity Marketing and Trading*                                        $ 27           10              $ 20              3
       Energy Delivery*                                                            22           16                42             10
       Sales to AEP Affiliates                                                    (18)         (14)              (54)           (13)
                                                                                 ----                           ----
            Total                                                                $ 31            6              $  8              1
                                                                                 ====                           ====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

        The increase in revenues is mainly attributable to increased residential and commercial sales during the third quarter due to warmer weather. The decrease in revenues from Sales to AEP Affiliates was mainly attributable to a decrease in the price of power delivered to the AEP Power Pool.

Changes in Operating Expenses
                                                                                      Increase (Decrease)
                                                                      Third Quarter                           Year-to-Date
                                                              (in millions)           %             (in millions)           %
                                                                                      -                                     -
       Fuel                                                           $(19)        (11)               $(108)               (20)
       Electricity Marketing Purchases                                  10          63                   11                 24
       Purchases from AEP Affiliates                                     6          45                    8                 16
       Other Operation                                                  (8)         (8)                   4                  1
       Maintenance                                                      (2)         (5)                 (15)               (14)
       Depreciation and Amortization                                     3           5                    9                  5
       Taxes Other Than Income Taxes                                    (4)         (7)                   1                  -
       Income Taxes                                                     17          73                   38                 52
                                                                      ----                            -----
            Total                                                     $  3           1                $ (52)                (4)
                                                                      ====                            =====

        The Fuel expense decrease for the quarter and year-to-date reflect a year-to-date reduction of 22% in the average cost of fuel for generation offset in part by a 2% year-to-date increase in MWH generated. The decrease in fuel costs are the result of purchasing coal at lower prices on the open market in 2002.
        Electricity Marketing Purchases increased for the quarter and year-to-date due to increased purchases from third parties for resale to wholesale customers and to meet internal demand.
        Other Operation expense decreased for the quarter due to lower COLI expense caused by mid-year cash surrender value adjustments. The year-to-date increase in Other Operation expense was due to higher current year benefit expense caused by increased benefit costs and a lower discount rate utilized to determine OPEB and pension expense offsetting the quarter's COLI expense reduction.
        Maintenance expenses decreased in the third quarter and year-to-date of 2002 due to boiler overhaul work that was performed during 2001.
        Depreciation expense increased in both periods due to the increase in depreciation expense from the placement of additional plant into service at the Gavin Plant in 2001.
        The decrease in Taxes Other Than Income Taxes during the third quarter is due to a reduction in tax rates on generation property.
        The increase in Income Taxes for both periods is predominately due to an increase in pre-tax income due to the replacement of higher priced affiliated coal purchases with nonaffiliated coal purchases.

Other Changes
        Nonoperating Income decreased in the third quarter due to the decreases in power trading margins from AEP Power Pool trading transactions outside of the AEP's Systems traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the AEP Power Pool's gains and losses from forward electricity trading transactions outside of the AEP System traditional marketing area and for speculative financial transactions (options, futures, swaps) is included in Nonoperating Income. On a year-to-date basis Nonoperating Income decreased due to lower power trading margins and the loss of the 2001 interest income from the coal subsidiary deposits. The coal subsidiaries were sold in July 2001.

     Nonoperating Expenses decreased during both periods due to reductions in variable incentive compensation expenses associated with wholesale trading.
     The increase in Nonoperating Income Tax Expense results from the prior period sale of the Ohio Coal companies in the third quarter 2001.
     The decrease in Interest Charges was primarily due to a decrease in the outstanding balances of long-term debt in both periods, the refinancing of debt at favorable interest rates and a reduction in short-term interest rates.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   2002               2001                2002                2001
                                                                   ----               ----                ----                ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                            $290,890          $263,952           $  812,976         $  792,897
    Energy Delivery                                               162,200           140,343              447,104            405,352
    Sales to AEP Affiliates                                       113,276           131,240              348,303            401,985
                                                                 --------          --------           ----------         ----------
           TOTAL OPERATING REVENUES                               566,366           535,535            1,608,383          1,600,234
                                                                 --------          --------           ----------         ----------

OPERATING EXPENSES:
   Fuel                                                           148,480           167,155              439,913            547,773
   Purchased Power:
      Electricity Marketing                                        24,575            15,094               57,834             46,741
      AEP Affiliates                                               20,375            14,098               54,867             47,337
   Other Operation                                                 94,951           103,300              290,982            286,861
   Maintenance                                                     32,011            33,786               90,956            105,634
   Depreciation and Amortization                                   62,144            59,267              185,941            176,992
   Taxes Other Than Income Taxes                                   46,341            49,914              135,472            134,812
   Income Taxes                                                    40,279            23,253              110,446             72,593
                                                                 --------          --------           ----------         ----------
           TOTAL OPERATING EXPENSES                               469,156           465,867            1,366,411          1,418,743
                                                                 --------          --------           ----------         ----------

OPERATING INCOME                                                   97,210            69,668              241,972            181,491
NONOPERATING INCOME                                                11,157            15,507               43,057             66,245
NONOPERATING EXPENSES                                               6,241            15,882               17,501             43,706
NONOPERATING INCOME TAX EXPENSE (CREDIT)                            3,638            (7,163)               7,986             (3,166)
INTEREST CHARGES                                                   18,230            25,078               59,885             70,327
                                                                 --------          --------           ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM                                   80,258            51,378              199,657            136,869
EXTRAORDINARY LOSS - EFFECTS OF
 DEREGULATION (INCLUSIVE OF TAX BENEFIT
 OF $11,585,000)                                                     -                 -                   -                (21,515)
                                                                 --------          --------            --------          ----------

NET INCOME                                                         80,258            51,378             199,657             115,354

PREFERRED STOCK DIVIDEND REQUIREMENTS                                 315               315                 944                 944
                                                                 --------          --------            --------          ----------

EARNINGS APPLICABLE TO COMMON STOCK                              $ 79,943          $ 51,063            $198,713          $  114,410
                                                                 ========          ========            ========          ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                 2002                 2001                  2002              2001
                                                                 ----                 ----                  ----              ----
                                                                                        (in thousands)
NET INCOME                                                     $80,258              $51,378               $199,657        $115,354

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedges                         -                     345                   (190)             20
    Cash Flow Power Hedges                                      (1,527)                 -                      432            -
                                                               -------              -------               --------        --------

COMPREHENSIVE INCOME                                           $78,731              $51,723               $199,899        $115,374
                                                               =======              =======               ========        ========

The common stock of OPCo is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   2002                2001                2002               2001
                                                                   ----                ----                ----               ----
                                                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $454,903             $389,945             $401,297         $398,086

NET INCOME                                                        80,258               51,378              199,657          115,354

CASH DIVIDENDS DECLARED:
    Common Stock                                                  32,582               35,744               97,746          107,232
    Cumulative Preferred Stock                                       315                  315                  944              944
                                                                --------             --------             --------         --------

BALANCE AT END OF PERIOD                                        $502,264             $405,264             $502,264         $405,264
                                                                ========             ========             ========         ========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 2002            December 31, 2001
                                                                             ------------------            -----------------
                                                                                                   (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $3,035,181                     $3,007,866
   Transmission                                                                            910,102                        891,283
   Distribution                                                                          1,103,381                      1,081,122
   General                                                                                 237,077                        245,232
   Construction Work in Progress                                                           286,089                        165,073
                                                                                        ----------                     ----------
        Total Electric Utility Plant                                                     5,571,830                      5,390,576
   Accumulated Depreciation and Amortization                                             2,545,585                      2,452,571
                                                                                        ----------                     ----------
          NET ELECTRIC UTILITY PLANT                                                     3,026,245                      2,938,005
                                                                                        ----------                     ----------

OTHER PROPERTY AND INVESTMENTS                                                              67,327                         62,303
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                          311,812                        263,734
                                                                                        ----------                     ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                 7,952                          8,848
   Accounts Receivable:
      Customers                                                                             83,018                         84,694
      Affiliated Companies                                                                 141,694                        148,563
      Miscellaneous                                                                         13,841                         20,409
      Allowance for Uncollectible Accounts                                                    (555)                        (1,379)
   Fuel - at average cost                                                                   79,909                         84,724
   Materials and Supplies - at average cost                                                 83,250                         88,768
   Accrued Utility Revenues                                                                  2,677                           -
   Energy Trading and Derivative Contracts                                                 430,583                        472,246
   Prepayments and Other                                                                    32,195                         20,865
                                                                                        ----------                     ----------
          TOTAL CURRENT ASSETS                                                             874,564                        927,738
                                                                                        ----------                     ----------

REGULATORY ASSETS                                                                          599,352                        644,625
                                                                                        ----------                     ----------

DEFERRED CHARGES                                                                            41,903                         79,662
                                                                                        ----------                     ----------

          TOTAL ASSETS                                                                  $4,921,203                     $4,916,067
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002            December 31, 2001
                                                                            ------------------            -----------------
                                                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares                                                   $  321,201                     $  321,201
   Paid-in Capital                                                                         462,483                        462,483
   Accumulated Other Comprehensive Income (Loss)                                                46                           (196)
   Retained Earnings                                                                       502,264                        401,297
                                                                                        ----------                     ----------
        Total Common Shareholder's Equity                                                1,285,994                      1,184,785
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                                   16,648                         16,648
      Subject to Mandatory Redemption                                                        8,850                          8,850
   Long-term Debt                                                                          977,327                      1,203,841
                                                                                        ----------                     ----------

           TOTAL CAPITALIZATION                                                          2,288,819                      2,414,124
                                                                                        ----------                     ----------

OTHER NONCURRENT LIABILITIES                                                               123,853                        130,386
                                                                                        ----------                     ----------

CURRENT LIABILITIES:
   Short-term Debt From Affiliated Companies                                               150,000                           -
   Long-term Debt Due Within One Year - General                                             29,850                           -
   Long-term Debt Due Within One Year -
    Affiliated Companies                                                                    60,000                           -
   Advances from Affiliates                                                                160,682                        300,213
   Accounts Payable - General                                                              139,852                        131,057
   Accounts Payable - Affiliated Companies                                                 187,736                        176,520
   Customer Deposits                                                                        14,553                          5,452
   Taxes Accrued                                                                           164,140                        126,770
   Interest Accrued                                                                         19,549                         17,679
   Obligations Under Capital Leases                                                         13,925                         16,405
   Energy Trading and Derivative Contracts                                                 397,546                        456,047
   Other                                                                                    82,007                         90,431
                                                                                        ----------                     ----------

           TOTAL CURRENT LIABILITIES                                                     1,419,840                      1,320,574
                                                                                        ----------                     ----------

DEFERRED INCOME TAXES                                                                      798,735                        797,889
                                                                                        ----------                     ----------

DEFERRED INVESTMENT TAX CREDITS                                                             19,630                         21,925
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                          243,410                        214,487
                                                                                        ----------                     ----------

DEFERRED CREDITS                                                                            26,916                         16,682
                                                                                        ----------                     ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

       TOTAL CAPITALIZATION AND LIABILITIES                                             $4,921,203                     $4,916,067
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                Nine Months Ended September 30,
                                                                                2002                    2001
                                                                                ----                    ----
                                                                                    (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                  $ 199,657                $ 115,354
   Adjustments for Noncash Items:
      Depreciation                                                               130,120                  134,105
      Amortization of Transition Assets                                           55,820                   55,029
      Deferred Income Taxes                                                           95                  182,166
      Amortization of Deferred Property Taxes                                     45,275                   61,821
      Extraordinary Loss - Discontinuance SFAS 71                                   -                      21,515
      Accumulated Provisions - Noncurrent                                          3,543                 (390,313)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                   14,289                   43,127
      Fuel, Materials and Supplies                                                10,333                   17,611
      Accrued Utility Revenues                                                    (2,677)                     264
      Prepayments and Other                                                      (11,330)                 (13,774)
      Accounts Payable                                                            20,011                  (69,673)
      Customer Deposits                                                            9,101                  (30,743)
      Taxes Accrued                                                               37,370                 (197,225)
      Interest Accrued                                                             1,870                    9,596
   Energy Trading Contract (net)                                                 (34,477)                 (82,190)
   Other Operating Assets                                                        (18,512)                  47,372
   Other Operating Liabilities                                                   (14,350)                 (92,745)
                                                                               ---------                ---------
           Net Cash Flows From (Used For) Operating Activities                   446,138                 (188,703)
                                                                               ---------                ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                 (224,257)                (242,898)
      Proceeds from Sale of Property and Other                                     5,444                   16,562
      Investment in Coal Companies                                                  -                     (32,115)
                                                                               ---------                ---------
           Net Cash Flows Used For Investing Activities                         (218,813)                (258,451)
                                                                               ---------                ---------

FINANCING ACTIVITIES:
      Change in Short-term Debt Affiliated (net)                                 150,000                     -
      Issuance of Long-term Debt - Affiliated                                       -                     300,000
      Change in Advances to Affiliates (net)                                    (139,531)                 452,534
      Retirement of Long-term Debt                                              (140,000)                (216,697)
      Dividends Paid on Common Stock                                             (97,746)                (107,232)
      Dividends Paid on Cumulative Preferred Stock                                  (944)                    (944)
                                                                               ---------                ---------
           Net Cash Flows From (Used For) Financing Activities                  (228,221)                 427,661
                                                                               ---------                ---------

Net Decrease in Cash and Cash Equivalents                                           (896)                 (19,493)
Cash and Cash Equivalents at Beginning of Period                                   8,848                   31,393
                                                                               ---------                ---------
Cash and Cash Equivalents at End of Period                                     $   7,952                $  11,900
                                                                               =========                =========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $56,864,000 and $59,492,000 and for income taxes was $29,981,000 and $55,806,000 in 2002 and
2001, respectively. Noncash acquisitions under capital leases were $98,000 and $595,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

       PSO is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 503,000 retail customers in eastern and southwestern Oklahoma. PSO also sells electric power at wholesale to other utilities, municipalities and rural electric cooperatives.
       Wholesale power marketing and trading activities are conducted on PSO's behalf by AEPSC. PSO, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.

Results of Operations
         Net Income decreased by $10 million or 20% for the quarter and $10 million or 17% for the year-to-date period. The decreases primarily resulted from reduced wholesale margins due to a decline in demand for electricity resulting from mild weather and a slow economic recovery.

Changes in Revenues
                                                                                          Increase (Decrease)
                                                                          Third Quarter                       Year-to-Date
                                                                  (in millions)           %             (in millions)        %
                                                                                          -                                  -

       Electricity Marketing and Trading*                              $(75)           (34)          $(260)                (45)
       Energy Delivery*                                                  (7)            (7)              6                   3
       Sales to AEP Affiliates                                          (13)          (198)            (24)                (94)
                                                                       ----                          -----
            Total                                                      $(95)           (29)          $(278)                (34)
                                                                       ====                          =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

         Operating   revenues   decreased   during  the   quarter  and  for  the
year-to-date periods as a result of a decline in fuel recovery revenue. Additionally, the quarterly results were impacted by decreases due to the ICR adjustments (see Note 6), decreases in usage by existing customers and decreases in growth in the number of customers resulting from the slowing economy. The Sales to AEP Affiliates revenue is negative for the quarter due to the impact of the ICR adjustments (see Note 6).

Changes in Operating Expenses
                                                                                      Increase (Decrease)
                                                                       Third Quarter                        Year-to-Date
                                                          (in millions)                %       (in millions)               %
       Fuel                                                       $(96)              (62)             $(262)             (64)
       Electricity Marketing                                        (1)              (21)               (29)            (133)
       Purchases from AEP Affiliates                                15               N.M.                27               67
       Other Operation                                              -                  -                 (7)              (7)
       Maintenance                                                  (1)               (8)                 3                7
       Depreciation and Amortization                                 2                11                  5                8
       Taxes Other Than Income Taxes                                 2                25                  2               11
       Income Taxes                                                 (7)              (23)                (7)             (18)
                                                                  ----                                -----
         Total                                                    $(86)              (32)             $(268)             (37)
                                                                  ====                                =====

       N.M. = Not Meaningful

         The decrease in Fuel expense for both the quarter and year-to-date was primarily due to the amortization of previously overrecovered fuel costs, lower market prices for natural gas and fuel oil and deferral of newly underrecovered fuel costs due to the ICR adjustments through the fuel clause recovery mechanism (see Note 6).
     The decrease in the quarter and year-to-date Electricity Marketing expense resulted mainly from a decrease in energy prices and the ICR adjustments (see
Note 6).
         The increase in the quarter and year-to-date in Purchases from AEP Affiliates results mainly from the availability of internal generation and the ICR adjustments (see Note 6).
     Other Operation expense decreased in the year-to-date period primarily due to lower transmission, administrative, and customer service expenses.
     Maintenance expense decreased in the third quarter due primarily to lower production plant costs and distribution costs for overhead and underground facilities. Year-to-date Maintenance expense increased, largely as a result of increased expenses to repair damage to overhead lines caused by a winter storm in 2002.
     Depreciation expense increased for both the quarter and year-to-date primarily due to the additional depreciable capitalized costs involved in repowering Northeast Station Units 1 & 2 completed in 2001.
     Taxes Other Than Income Taxes increased in the quarter and year-to-date primarily due to the increase in ad valorem taxes.
     Income Taxes decreased in the quarter and year-to-date periods primarily due to a decrease in pre-tax income.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                  2001              2002                2001
                                                                  ----                  ----              ----                ----
                                                                                        (in thousands)
OPERATING REVENUES:
    Electricity Marketing and Trading                           $144,647              $219,429          $321,160           $581,450
    Energy Delivery                                               92,077                99,200           214,624            208,911
    Sales to AEP Affiliates                                       (6,626)                6,744             1,630             25,451
                                                                --------              --------          --------           --------
           TOTAL OPERATING REVENUES                              230,098               325,373           537,414            815,812
                                                                --------              --------          --------           --------

OPERATING EXPENSES:
   Fuel                                                           58,410               154,177           150,279            411,905
   Purchased Power:
      Electricity Marketing                                        2,430                 3,069            (7,230)            22,005
      AEP Affiliates                                              20,640                 5,985            67,238             40,256
   Other Operation                                                31,957                32,438            92,845            100,033
   Maintenance                                                    10,024                10,886            36,079             33,575
   Depreciation and Amortization                                  22,496                20,313            64,473             59,458
   Taxes Other Than Income Taxes                                   9,278                 7,394            25,209             22,720
   Income Taxes                                                   24,153                31,197            29,200             35,665
                                                                --------              --------          --------           --------
           TOTAL OPERATING EXPENSES                              179,388               265,459           458,093            725,617
                                                                --------              --------          --------           --------

OPERATING INCOME                                                  50,710                59,914            79,321             90,195

NONOPERATING INCOME                                                1,022                   316             2,351              1,549

NONOPERATING EXPENSES                                                  2                   314               666                986

NONOPERATING INCOME TAX EXPENSE (CREDIT)                             922                  (211)              681               (345)

INTEREST CHARGES                                                   9,806                 9,058            29,351             29,674
                                                                --------              --------          --------           --------

NET INCOME                                                        41,002                51,069            50,974             61,429

PREFERRED STOCK DIVIDEND REQUIREMENTS                                 53                    53               159                159
                                                                --------              --------          --------           --------

EARNINGS APPLICABLE TO COMMON STOCK                             $ 40,949              $ 51,016          $ 50,815           $ 61,270
                                                                ========              ========          ========           ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                2001                  2002              2001
                                                                  ----                ----                  ----              ----
                                                                                        (in thousands)
NET INCOME                                                      $41,002             $51,069               $50,974          $61,429

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedges                                         (155)               -                       45             -
                                                                -------             -------               -------          -------

COMPREHENSIVE INCOME                                            $40,847             $51,069               $51,019          $61,429
                                                                =======             =======               =======          =======

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   2002                2001                2002               2001
                                                                   ----                ----                ----               ----
                                                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $107,949             $121,822            $142,994          $137,688
NET INCOME                                                        41,002               51,069              50,974            61,429
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                                                  22,457               13,060              67,368            39,180
    Preferred Stock                                                   53                   53                 159               159
                                                                --------             --------            --------          --------

BALANCE AT END OF PERIOD                                        $126,441             $159,778            $126,441          $159,778
                                                                ========             ========            ========          ========

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30, 2002              December 31, 2001
                                                                           ------------------              -----------------
                                                                                                  (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $1,039,184                    $1,034,711
   Transmission                                                                            433,513                       427,110
   Distribution                                                                            990,439                       972,806
   General                                                                                 200,679                       203,572
   Construction Work in Progress                                                            72,710                        56,900
                                                                                        ----------                    ----------
          Total Electric Utility Plant                                                   2,736,525                     2,695,099
   Accumulated Depreciation and Amortization                                             1,235,343                     1,184,443
                                                                                        ----------                    ----------
        NET ELECTRIC UTILITY PLANT                                                       1,501,182                     1,510,656
                                                                                        ----------                    ----------

OTHER PROPERTY AND INVESTMENTS                                                              43,340                        41,020
                                                                                        ----------                    ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           15,588                        55,215
                                                                                        ----------                    ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                11,808                         5,795
   Accounts Receivable:
      Customers                                                                             22,443                        31,100
      Affiliated Companies                                                                  47,556                        10,905
   Fuel - at LIFO costs                                                                     19,511                        21,559
   Materials and Supplies - at average costs                                                38,407                        36,785
   Under-Recovered Fuel Costs                                                               99,845                          -
   Energy Trading and Derivative Contracts                                                  15,300                       162,200
   Prepayments and Other                                                                     3,286                         2,368
                                                                                        ----------                    ----------
          TOTAL CURRENT ASSETS                                                             258,156                       270,712
                                                                                        ----------                    ----------

REGULATORY ASSETS                                                                           27,121                        35,064
                                                                                        ----------                    ----------

DEFERRED CHARGES                                                                            30,813                         5,290
                                                                                        ----------                    ----------

          TOTAL ASSETS                                                                  $1,876,200                    $1,917,957
                                                                                        ==========                    ==========

See Notes to Financial Statements beginning on page L-1.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                September 30, 2002            December 31, 2001
                                                                                ------------------            -----------------
                                                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                                              $  157,230                     $  157,230
   Paid-in Capital                                                                         180,016                        180,016
   Accumulated Other Comprehensive Income                                                       45                           -
   Retained Earnings                                                                       126,441                        142,994
                                                                                        ----------                     ----------
        Total Common Shareholder's Equity                                                  463,732                        480,240
   Cumulative Preferred Stock Not Subject
    to Mandatory Redemption                                                                  5,267                          5,267
   PSO-Obligated, Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely
    Junior Subordinated Debentures of PSO                                                   75,000                         75,000
   Long-term Debt                                                                          245,360                        345,129
                                                                                        ----------                     ----------

           TOTAL CAPITALIZATION                                                            789,359                        905,636
                                                                                        ----------                     ----------

OTHER NONCURRENT LIABILITIES                                                                 8,360                          7,263
                                                                                        ----------                     ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                      206,000                        106,000
   Advances from Affiliates                                                                228,638                        123,087
   Accounts Payable - General                                                               73,974                         72,759
   Accounts Payable - Affiliated Companies                                                  75,381                         40,857
   Customers Deposits                                                                       21,268                         21,041
   Taxes Accrued                                                                            29,274                         18,150
   Over-Recovered Fuel Costs                                                                  -                             8,720
   Interest Accrued                                                                         10,219                          7,298
   Energy Trading and Derivative Contracts                                                  17,900                        167,658
   Other                                                                                    14,118                         12,216
                                                                                        ----------                     ----------

           TOTAL CURRENT LIABILITIES                                                       676,772                        577,786
                                                                                        ----------                     ----------

DEFERRED INCOME TAXES                                                                      328,827                        296,877
                                                                                        ----------                     ----------

DEFERRED INVESTMENT TAX CREDITS                                                             32,649                         33,992
                                                                                        ----------                     ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                 27,306                         49,080
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           12,927                         47,323
                                                                                        ----------                     ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

           TOTAL CAPITALIZATION AND LIABILITIES                                         $1,876,200                     $1,917,957
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

                PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                 2002                    2001
                                                                                 ----                    ----
                                                                                      (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                   $  50,974                  $ 61,429
   Adjustments to Reconcile Net Income to Net Cash From
     Operating Activities:
      Depreciation and Amortization                                                64,473                    59,458
      Deferred Income Taxes                                                        33,841                   (25,491)
      Deferred Investment Tax Credits                                              (1,343)                   (1,343)
      Deferred Property Taxes                                                      (8,092)                   (8,568)
     Changes in Certain Assets and Liabilities:
        Accounts Receivable (net)                                                 (27,994)                   34,534
        Fuel, Materials and Supplies                                                  426                     9,644
        Other Deferred Credits                                                       (201)                    1,997
        Accounts Payable                                                           35,739                   (97,739)
        Taxes Accrued                                                              11,124                    70,863
        Other Property and Investments                                             (2,320)                   (1,814)
        Fuel Recovery                                                            (108,565)                   67,975
        Mark-to-Market Energy Trading Contracts                                     2,442                       (39)
   Changes in Other Assets                                                        (14,664)                  (13,460)
   Changes in Other Liabilities                                                   (17,185)                    9,409
                                                                                ---------                  --------
           Net Cash Flows From Operating Activities                                18,655                   166,855
                                                                                ---------                  --------

INVESTING ACTIVITIES:
      Construction Expenditures                                                   (51,629)                  (88,194)
      Other                                                                           -                        (359)
      Proceeds from Sale of Property                                                  963                      -
                                                                                ---------                  --------
           Net Cash Flows Used For Investing Activities                           (50,666)                  (88,553)
                                                                                ---------                  --------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                                   -                      (20,000)
      Change in Advances From Affiliates (net)                                    105,551                   (22,695)
      Dividends Paid on Common Stock                                              (67,368)                  (39,180)
      Dividends Paid on Cumulative Preferred Stock                                   (159)                     (159)
                                                                                ---------                  --------
           Net Cash Flows From (Used For) Financing Activities                     38,024                   (82,034)
                                                                                ---------                  --------

Net Increase (Decrease) in Cash and Cash Equivalents                                6,013                    (3,732)
Cash and Cash Equivalents at Beginning of Period                                    5,795                    11,301
                                                                                ---------                  --------
Cash and Cash Equivalents at End of Period                                      $  11,808                 $  7,569
                                                                                =========                 ========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $24,853,000  and
$24,351,000 and for income taxes was $2,962,000 and $7,386,000 in 2002 and 2001, respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

         SWEPCo is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power to approximately 435,000 retail customers in northeastern Texas, northwestern Louisiana, and western Arkansas. SWEPCo also sells electric power at wholesale to other utilities, municipalities and rural electric cooperatives.
         Wholesale power marketing and trading activities are conducted on SWEPCo's behalf by AEPSC. SWEPCo, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.

Results of Operations
        Net Income decreased slightly in the third quarter and decreased $12 million or 14%, for the year-to-date period. The decrease for the year-to-date period primarily resulted from reduced wholesale margins due to a decline in demand for electricity resulting from mild weather and a slow economic recovery.

Changes in Revenues

                                                                             Increase (Decrease)
                                                                Third Quarter                       Year-to-Date
                                                      (in millions)            %        (in millions)              %
       Electricity Marketing and Trading*                     $22              10              $(10)              (2)
       Energy Delivery*                                        13              13                 2                1
       Sales to AEP Affiliates                                 (4)            (20)              (14)             (21)
                                                             ----                              ----
            Total                                            $ 31               9              $(22)              (3)
                                                             ====                              ====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

     The increase in revenues for the quarter mainly result from a $31 million increase due to ICR adjustments (see Note 6).

     Operating revenues decreased 3% for the year-to-date period due to decreased fuel revenues offset in part by the addition of the Dolet Hills mining operation, increased wholesale revenues and the positive impact of the ICR adjustments (see Note 6).

Changes in Operating Expenses

     Operating expenses increased 11% in the third quarter due to a significant increase in Electricity Marketing Purchases and Purchases from AEP Affiliates offset by a decrease in Fuel expense.
     Operating expenses decreased 1% for the year-to-date period due to a decrease in Fuel expense offset by an increase in purchased power.

                                                                                       Increase (Decrease)
                                                                         Third Quarter                     Year-to-Date
                                                               (in millions)           %       (in millions)               %

       Fuel                                                           $(12)           (9)              $(70)             (19)
       Electricity Marketing Purchases                                  26           N.M.                27              N.M.
       Purchases from AEP Affiliates                                     8           N.M.                18              171
       Other Operation                                                   5            11                 19               16
       Maintenance                                                       2             9                 (2)              (3)
       Depreciation and Amortization                                     3            12                  3                3
       Taxes Other Than Income Taxes                                     -             -                 -                 1
       Income Taxes                                                     (1)           (2)                (5)             (13)
                                                                      ----                             ----
            Total                                                     $ 31            11               $(10)              (1)
                                                                      ====                             ====

        Fuel expense decreased for the quarter and year-to-date due to a reduction in MWH generated, a decrease in deferred fuel expense in the quarter and a decrease in the cost of fuel in the year-to-date period.
        Purchased power for the quarter and year-to-date increased due to reduced generation and the impact of ICR adjustments (see Note 6).
        The acquisition of Dolet Hills Lignite Company (Dolet Hills) in June 2001 caused Other Operation expense to increase in year-to-date 2002. Year-to-date and the quarter were impacted by both the addition of Dolet Hills and the ICR adjustments (see Note 6).
        The increase in Depreciation and Amortization expense for the quarter is due to a favorable excess earnings adjustment in 2001 as required by Texas Restructuring Legislation. The increase year-to-date is primarily due to the addition of Dolet Hills in June 2001.
        The decrease in Income Taxes for the quarter and year-to-date periods was due to a decrease in pre-tax income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                  2002                2001                 2002               2001
                                                                  ----                ----                 ----               ----
                                                                                                   (in thousands)
OPERATING REVENUES:
  Electricity Marketing and Trading                             $234,435            $212,627            $529,641           $540,088
  Energy Delivery                                                112,084              98,916             265,027            262,943
  Sales to AEP Affiliates                                         15,904              19,898              53,088             67,275
                                                                --------            --------            --------           --------
           TOTAL OPERATING REVENUES                              362,423             331,441             847,756            870,306
                                                                --------            --------            --------           --------

OPERATING EXPENSES:
   Fuel                                                          122,446             134,560             306,536            376,957
   Purchased Power:
     Electricity Marketing                                        29,820               4,317              40,290             13,294
     AEP Affiliates                                               10,257               1,878              27,817             10,257
   Other Operation                                                51,005              46,034             137,288            117,926
   Maintenance                                                    16,767              15,344              49,547             51,011
   Depreciation and Amortization                                  31,764              28,461              92,437             89,919
   Taxes Other Than Income Taxes                                  15,259              15,208              42,205             41,721
   Income Taxes                                                   24,851              25,445              36,925             42,392
                                                                --------            --------            --------           --------
          TOTAL OPERATING EXPENSES                               302,169             271,247             733,045            743,477
                                                                --------            --------            --------           --------

OPERATING INCOME                                                  60,254              60,194             114,711            126,829

NONOPERATING INCOME                                                1,203               1,256               1,618              2,939
NONOPERATING EXPENSES                                                344                 657               1,298              1,977
NONOPERATING INCOME TAX EXPENSE
 (CREDIT)                                                            176                 (28)                 67                 58

INTEREST CHARGES                                                  15,143              14,464              42,856             43,723
                                                                --------            --------            --------           --------

NET INCOME                                                        45,794              46,357              72,108             84,010
                                                                --------            --------            --------           --------

PREFERRED STOCK DIVIDEND REQUIREMENTS                                 57                  57                 172                172
                                                                --------            --------            --------           --------

EARNINGS APPLICABLE TO COMMON STOCK                             $ 45,737            $ 46,300            $ 71,936           $ 83,838
                                                                ========            ========            ========           ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   2002                2001                2002                2001
                                                                   ----                ----                ----                ----
                                                                                        (in thousands)
NET INCOME                                                       $45,794             $46,357             $72,108            $84,010

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedges                                          (180)               -                     50               -
                                                                 -------             -------             -------            -------

COMPREHENSIVE INCOME                                             $45,614             $46,357             $72,158            $84,010
                                                                 =======             =======             =======            =======

The common stock of SWEPCo is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   2002                2001                2002               2001
                                                                   ----                ----                ----               ----
                                                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD                                  $297,187             $294,422             $308,915         $293,989
NET INCOME                                                        45,794               46,357               72,108           84,010
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                                                  18,962               18,554               56,889           55,659
    Preferred Stock                                                   57                   57                  172              172
                                                                --------             --------             --------         --------

BALANCE AT END OF PERIOD                                        $323,962             $322,168             $323,962         $322,168
                                                                ========             ========             ========         ========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                  (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $1,491,981                     $1,429,356
   Transmission                                                                            569,688                        538,749
   Distribution                                                                          1,040,372                      1,042,523
   General                                                                                 396,435                        376,016
   Construction Work in Progress                                                            69,590                         74,120
                                                                                        ----------                     ----------
        Total Electric Utility Plant                                                     3,568,066                      3,460,764
   Accumulated Depreciation and Amortization                                             1,677,142                      1,550,618
                                                                                        ----------                     ----------
        NET ELECTRIC UTILITY PLANT                                                       1,890,924                      1,910,146
                                                                                        ----------                     ----------

OTHER PROPERTY AND INVESTMENTS                                                              44,669                         43,000
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           17,441                         63,372
                                                                                        ----------                     ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                 5,704                          5,415
   Accounts Receivable:
      Customers                                                                             54,602                         44,588
      Affiliated Companies                                                                  14,402                         12,069
      Allowance for Uncollectible Accounts                                                  (2,143)                           (89)
   Fuel Inventory - at average cost                                                         56,585                         52,212
   Under-recovered Fuel                                                                       -                             2,501
   Materials and Supplies - at average cost                                                 34,750                         32,527
   Energy Trading and Derivative Contracts                                                  24,561                        186,159
   Prepayments and Other                                                                    19,630                         18,716
                                                                                        ----------                     ----------
          TOTAL CURRENT ASSETS                                                             208,091                        354,098
                                                                                        ----------                     ----------

REGULATORY ASSETS                                                                           47,777                         52,308
                                                                                        ----------                     ----------

DEFERRED CHARGES                                                                           102,841                         67,753
                                                                                        ----------                     ----------

          TOTAL ASSETS                                                                  $2,311,743                     $2,490,677
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                  (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                                                    $  135,660                     $  135,660
   Paid-in Capital                                                                         245,003                        245,003
   Accumulated Other Comprehensive Income                                                       50                           -
   Retained Earnings                                                                       323,962                        308,915
                                                                                        ----------                     ----------
        Total Common Shareowner's Equity                                                   704,675                        689,578

Preferred Stock                                                                              4,701                          4,701
SWEPCO-Obligated, Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures of SWEPCO                                                 110,000                        110,000
Long-term Debt                                                                             637,904                        494,688
                                                                                        ----------                     ----------

        TOTAL CAPITALIZATION                                                             1,457,280                      1,298,967
                                                                                        ----------                     ----------

OTHER NONCURRENT LIABILITIES                                                                44,450                         40,109
                                                                                        ----------                     ----------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                       55,595                        150,595
   Advances from Affiliates                                                                  3,723                        117,367
   Accounts Payable - General                                                               70,665                         71,810
   Accounts Payable - Affiliated Companies                                                  45,894                         37,469
   Customer Deposits                                                                        20,448                         19,880
   Taxes Accrued                                                                            93,388                         36,522
   Interest Accrued                                                                         14,489                         13,631
   Energy Trading and Derivative Contracts                                                  20,027                        192,318
   Over-recovered Fuel                                                                      22,159                           -
   Other                                                                                    29,882                         26,074
                                                                                        ----------                     ----------

        TOTAL CURRENT LIABILITIES                                                          376,270                        665,666
                                                                                        ----------                     ----------

DEFERRED INCOME TAXES                                                                      350,712                        369,781
                                                                                        ----------                     ----------

DEFERRED INVESTMENT TAX CREDITS                                                             48,241                         48,714
                                                                                        ----------                     ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                 20,326                         13,127
                                                                                        ----------                     ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           14,464                         54,313
                                                                                        ----------                     ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

        TOTAL CAPITALIZATION AND LIABILITIES                                            $2,311,743                     $2,490,677
                                                                                        ==========                     ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended September 30,
                                                                               2002                    2001
                                                                               ----                    ----

                                                                                    (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                  $  72,108              $  84,010
   Adjustments for Noncash Items:
      Depreciation and Amortization                                               92,437                 89,919
      Deferred Income Taxes                                                      (15,296)                (2,534)
      Deferred Investment Tax Credits                                             (3,393)                (3,321)
      Mark-to-Market Energy Trading and Derivative Contracts                      (4,534)                (6,801)
      Deferred Property Taxes                                                     (8,772)                (9,316)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                  (10,293)               (19,657)
      Fuel, Materials and Supplies                                                (6,596)                   943
      Accounts Payable                                                             7,280                (58,817)
      Taxes Accrued                                                               56,866                 63,653
      Fuel Recovery                                                               24,660                 16,024
   Change in Other Assets                                                        (24,717)                (4,929)
   Change in Other Liabilities                                                    15,889                 10,537
                                                                               ---------              ---------
           Net Cash Flows From Operating Activities                              195,639                159,711
                                                                               ---------              ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                  (73,483)               (76,668)
      Purchase of Dolet Hills                                                       -                   (85,716)
      Other                                                                          674                   (411)
                                                                               ---------              ---------
           Net Cash Flows Used For Investing Activities                          (72,809)              (162,795)
                                                                               ---------              ---------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                 198,614                   -
      Retirement of Long-term Debt                                              (150,450)                  (450)
      Change in Advances from Affiliates (net)                                  (113,644)                62,108
      Dividends Paid on Common Stock                                             (56,889)               (55,659)
      Dividends Paid on Cumulative Preferred Stock                                  (172)                  (172)
                                                                               ---------              ---------
           Net Cash Flows From (Used For) Financing Activities                  (122,541)                 5,827
                                                                               ---------              ---------

Net Increase in Cash and Cash Equivalents                                            289                  2,743
Cash and Cash Equivalents at Beginning of Period                                   5,415                  1,907
                                                                               ---------              ---------
Cash and Cash Equivalents at End of Period                                     $   5,704              $   4,650
                                                                               =========              =========

Supplemental Disclosure:
Cash  paid  for  interest  net  of  capitalized   amounts  was  $34,860,000  and
$38,614,000  and for income taxes was  $24,102,000  and  $5,524,000  in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

         WTU is a public utility engaged in the generation, purchase, sale, transmission and distribution of electric power in west and central Texas. WTU also sells electric power at wholesale to other utilities, municipalities, rural electric cooperatives and beginning in 2002 to its affiliated REP in Texas.
         Wholesale power marketing and trading activities are conducted on WTU's behalf by AEPSC. WTU, along with the other AEP electric operating subsidiaries, shares in AEP's forward trades with other utility systems and power marketers.
        On January 1, 2002, customer choice of electricity supplier began in the Electric Reliability Council of Texas (ERCOT) area of Texas. WTU operates in both the ERCOT and Southwest Power Pool (SPP) regions of Texas, with the majority of its operations being in the ERCOT territory.
        Under the Texas Restructuring Legislation, each electric utility was required to submit a plan to structurally unbundle its business into a REP, a power generator, and a transmission and distribution utility. During the year 2000, WTU submitted a plan for separation that was subsequently approved by the PUCT. As a result of this legislation, WTU has functionally separated its generation from its transmission and distribution operations and formed a separate affiliated REP. Pending regulatory approval, WTU will separate its generation from its transmission and distribution operations. The affiliated REP is a separate legal entity that is an AEP subsidiary, that is not owned by or consolidated with WTU.
        Since the affiliated REP is the electricity supplier to retail customers in the ERCOT area, WTU sells its generation to the affiliated REP and other market participants and provides transmission and distribution services to retail customers in the WTU service territory. As a result of the formation of the affiliated REP, effective January 1, 2002, WTU no longer supplies electricity directly to retail customers. The implementation of affiliated REPs as suppliers to retail customers has caused a significant shift in WTU's sales as described below under "Results of Operations."

Results of Operations
        Net Income decreased $18 million or 130% for the quarter and $21 million or 98% year-to-date. The decreases are primarily due to a $22 million impairment charge, net of tax, related to the inactivation of inefficient gas fired plants (see Note 10).

Changes in Revenues
                                                                                           Increase (Decrease)
                                                                                 Third Quarter                    Year-to-Date
                                                                       (in millions)           %       (in millions)             %
       Electricity Marketing and Trading*                                     $(87)          (69)             $(218)           (69)
       Energy Delivery*                                                        (29)          (55)               (75)           (56)
       Sales to AEP Affiliates                                                  87           N.M.               191            N.M.
                                                                              ----                            -----
            Total                                                             $(29)          (16)             $(102)           (22)
                                                                              ====                            =====

       *Reflects  the  allocation  of  certain   transmission  and  distribution
        revenues included in bundled retail rates to energy delivery.

       N.M. = Not Meaningful

     Electricity Marketing and Trading revenues decreased as a result of the elimination of retail electricity sales in the ERCOT region as of January 1, 2002, partially offset by the ICR adjustments (see Note 6). Also contributing to the decrease was a decline in wholesale power prices. In 2002 the wholesale energy sector has been under pressure from lower commodity prices and fewer market participants in contrast to last year when performance was stronger due to favorable market conditions.

     Sales to AEP Affiliates increased primarily due to increased revenues to the newly-created affiliated REP. Although WTU sold electricity to the affiliated REP instead of directly to retail customers in the ERCOT region, total revenues decreased due to lower wholesale prices.

Changes in Operating Expenses
                                                                                      Increase (Decrease)
                                                                      Third Quarter                          Year-to-Date
                                                             (in millions)           %           (in millions)                %
                                                                                     -                                        -
       Fuel                                                          $(18)          (43)                $(67)               (45)
       Electricity Marketing                                           (9)          (18)                 (13)               (19)
       Purchases from AEP Affiliates                                    2            14                  (14)               (28)
       Other Operation                                                 33           127                   31                 40
       Maintenance                                                      1            23                    1                  5
       Depreciation and Amortization                                   (5)          (29)                  (5)               (13)
       Taxes Other Than Income Taxes                                   (3)          (32)                  (3)               (15)
       Income Taxes                                                   (12)         (138)                 (12)              (107)
                                                                     ----                               ----
            Total                                                    $(11)           (7)                $(82)               (19)
                                                                     ====                               ====

        Fuel expense decreased both for the quarter and year-to-date due to a decrease in the average unit cost of fuel and decreased generation.
        The net decline in Purchased Power expense for both the quarter and year-to-date was mainly due to reduced prices caused by decreased electricity demand, partially offset by ICR adjustments (see Note 6).
        As a result of WTU's recent ability to purchase electricity at a significantly lower price than its current cost to generate electricity, WTU proposed in September 2002 to "inactivate" various, high-cost gas fired generating facilities. WTU recorded an impairment charge in the third quarter 2002 of approximately $34 million related to these plants which was recorded in Other Operation expense (see Note 10).

     Depreciation and Amortization expense decreased due to the elimination in 2002 of excess earnings expense under Texas Restructuring Legislation.
     The quarter and year-to-date decrease in Taxes Other Than Income Taxes is primarily a result of one-time third quarter 2001 assessments and a decrease in the gross receipts tax due to deregulation.
        The quarter and year-to-date decrease in Income Taxes is primarily a result of a decrease in pre-tax income resulting from the write-down of various generating facilities.

Other Changes
        Nonoperating Income and Nonoperating Expenses increased significantly during the quarter and the year-to-date period as a result of increased non-utility revenue and expenses associated with energy related construction projects for third parties, offset in part by decreased interest income.
        Nonoperating Income Taxes decreased year-to-date due to a decrease in pre-tax income.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                            September 30,
                                                                    2002               2001                2002               2001
                                                                    ----               ----                ----               ----
                                                                                                      (in thousands)
OPERATING REVENUES:
  Electricity Marketing and Trading                               $ 38,249           $124,943            $ 96,064          $314,034
  Energy Delivery                                                   23,792             53,182              59,311           134,512
  Sales to AEP Affiliates                                           90,626              3,308             205,370            13,762
                                                                  ---------          --------            --------          --------
         Total Operating Revenues                                  152,667            181,433             360,745           462,308

OPERATING EXPENSES:
   Fuel                                                             23,774             41,667              81,596           148,420
   Purchased Power:
   Electricity Marketing                                            39,090             47,722              53,015            65,711
   AEP Affiliates                                                   12,552             11,022              34,761            48,249
 Other Operation                                                    58,270             25,633             107,350            76,735
 Maintenance                                                         5,389              4,379              16,795            15,987
 Depreciation and Amortization                                      11,513             16,149              34,154            39,449
 Taxes Other Than Income Taxes                                       5,718              8,460              17,545            20,758
 Income Taxes                                                       (3,331)             8,656                (855)           11,434
                                                                  --------           --------            --------          --------
       Total Operating Expenses                                    152,975            163,688             344,361           426,743

OPERATING INCOME (LOSS)                                               (308)            17,745              16,384            35,565

NONOPERATING INCOME                                                 15,446              2,060              20,938             4,358

NONOPERATING EXPENSES                                               13,639                253              20,898               773

NONOPERATING INCOME TAX EXPENSE
 (CREDIT)                                                              599                179                 (33)            1,079

INTEREST CHARGES                                                     5,093              5,306              15,983            16,980
                                                                  --------           --------            --------          --------
NET INCOME (LOSS)                                                   (4,193)            14,067                 474            21,091
PREFERRED STOCK DIVIDEND REQUIREMENTS                                   26                 26                  78                78
                                                                  --------           --------            --------          --------

EARNINGS APPLICABLE TO COMMON STOCK                               $ (4,219)          $ 14,041            $    396          $ 21,013
                                                                  ========           ========            ========          ========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                 Three Months Ended                        Nine Months Ended
                                                                   September 30,                             September 30,
                                                              2002                    2001                   2002              2001
                                                              ----                    ----                   ----              ----
                                                                                     (in thousands)
NET INCOME (LOSS)                                           $(4,193)                $14,067                  $474          $21,091

OTHER COMPREHENSIVE INCOME
    Cash Flow Power Hedges                                      (61)                   -                       17             -
                                                            -------                 -------                  ----          -------

COMPREHENSIVE INCOME (LOSS)                                 $(4,254)                $14,067                  $491          $21,091
                                                            =======                 =======                  ====          =======

The common stock of the Company is wholly owned by AEP. See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                                     Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                                   2002                2001                2002               2001
                                                                   ----                ----                ----               ----
                                                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD                                    $97,087            $115,148            $105,970          $122,588
NET INCOME (LOSS)                                                  (4,193)             14,067                 474            21,091

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                                                    6,749               7,206              20,247            21,618
    Preferred Stock                                                    26                  26                  78                78
                                                                  -------            --------            --------          --------

BALANCE AT END OF PERIOD                                          $86,119            $121,983            $ 86,119          $121,983
                                                                  =======            ========            ========          ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002            December 31, 2001
                                                                            ------------------            -----------------
                                                                                             (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
   Production                                                                           $  286,179                  $  443,508
   Transmission                                                                            255,580                     250,023
   Distribution                                                                            442,870                     431,969
   General                                                                                 106,665                     112,797
   Construction Work in Progress                                                            35,757                      22,575
                                                                                        ----------                  ----------
        Total Electric Utility Plant                                                     1,127,051                   1,260,872
   Accumulated Depreciation and Amortization                                               444,104                     546,162
                                                                                        ----------                  ----------
       NET ELECTRIC UTILITY PLANT                                                          682,947                     714,710
                                                                                        ----------                  ----------

OTHER PROPERTY AND INVESTMENTS                                                              26,241                      24,933
                                                                                        ----------                  ----------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           10,029                      21,532
                                                                                        ----------                  ----------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                                   342                       2,454
   Accounts Receivable:
      Customers                                                                             22,087                      18,720
      Affiliated Companies                                                                  46,815                       8,656
      Allowance for Uncollectible Accounts                                                    (358)                       (196)
   Fuel - at average cost                                                                   12,067                       8,307
   Materials and Supplies - at average cost                                                 11,399                      11,190
   Under-recovered Fuel Costs                                                               23,630                      32,791
   Energy Trading and Derivative Contracts                                                  14,332                      63,252
   Prepayments and Other Current Assets                                                      1,725                         966
                                                                                        ----------                  ----------
          TOTAL CURRENT ASSETS                                                             132,039                     146,140
                                                                                        ----------                  ----------

REGULATORY ASSETS                                                                           19,324                      13,733
                                                                                        ----------                  ----------

DEFERRED CHARGES                                                                            15,965                       2,446
                                                                                        ----------                  ----------

          TOTAL ASSETS                                                                  $  886,545                  $  923,494
                                                                                        ==========                  ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30, 2002             December 31, 2001
                                                                            ------------------             -----------------
                                                                                                (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares                                                     $137,214                     $137,214
   Paid-in Capital                                                                          2,351                        2,351
   Accumulated Other Comprehensive Income                                                      17                         -
   Retained Earnings                                                                       86,119                      105,970
                                                                                         --------                     --------
        Total Common Shareowner's Equity                                                  225,701                      245,535
Cumulative Preferred Stock Not Subject to
  Mandatory Redemption                                                                      2,367                        2,367
Long-term Debt                                                                            132,483                      220,967
                                                                                         --------                     --------

        TOTAL CAPITALIZATION                                                              360,551                      468,869
                                                                                         --------                     --------

OTHER NONCURRENT LIABILITIES                                                                7,418                        6,296
                                                                                         --------                     --------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                      35,000                       35,000
   Advances from Affiliates                                                               195,174                       50,448
   Accounts Payable - General                                                              34,288                       33,782
   Accounts Payable - Affiliated Companies                                                  3,870                       11,388
   Customer Deposits                                                                         -                           4,191
   Taxes Accrued                                                                           29,356                       17,358
   Interest Accrued                                                                         4,431                        1,244
   Energy Trading and Derivative Contracts                                                 12,734                       65,414
   Other                                                                                   11,364                        9,824
                                                                                         --------                     --------

        TOTAL CURRENT LIABILITIES                                                         326,217                      228,649
                                                                                         --------                     --------

DEFERRED INCOME TAXES                                                                     134,649                      145,049
                                                                                         --------                     --------

DEFERRED INVESTMENT TAX CREDITS                                                            21,828                       22,781
                                                                                         --------                     --------

LONG-TERM ENERGY TRADING AND DERIVATIVE CONTRACTS                                           7,821                       18,455
                                                                                         --------                     --------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                28,061                       33,395
                                                                                         --------                     --------

COMMITMENTS AND CONTINGENCIES (Note 9)

        TOTAL CAPITALIZATION AND LIABILITIES                                             $886,545                     $923,494
                                                                                         ========                     ========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Nine Months Ended September 30,
                                                                                                       2002                   2001
                                                                                                       ----                   ----
                                                                                                                 (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                                      $    474               $  21,091
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                                  34,154                  39,449
      Writedown of Utility Plant Assets                                                              34,215                    -
      Deferred Income Taxes                                                                         (14,139)                 (8,060)
      Deferred Investment Tax Credits                                                                  (953)                   (953)
      Mark-to-Market Energy Trading and Derivative Contracts                                         (2,863)                 (2,285)
      Deferred Property Taxes                                                                        (3,588)                 (4,297)
   Changes in Certain Assets and Liabilities:
      Accounts Receivable (net)                                                                     (41,364)                 22,277
      Fuel, Materials and Supplies                                                                   (3,969)                  1,401
      Accounts Payable                                                                               (7,012)                (51,426)
      Taxes Accrued                                                                                  11,998                  27,108
      Fuel Recovery                                                                                   9,161                  14,245
   Change in Other Assets                                                                           (13,603)                 (3,469)
   Change in Other Liabilities                                                                          113                   7,388
                                                                                                   --------               ---------
           Net Cash Flows From Operating Activities                                                   2,624                  62,469
                                                                                                   --------               ---------

INVESTING ACTIVITIES:
      Construction Expenditures                                                                     (33,338)                (28,811)
      Other                                                                                            -                       (127)
                                                                                                  ---------               ---------
           Net Cash Flows Used For Investing Activities                                             (33,338)                (28,938)
                                                                                                  ---------               ---------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                                                  (95,799)                   -
      Change in Advances from Affiliates (net)                                                      144,726                 (12,448)
      Dividends Paid on Common Stock                                                                (20,247)                (21,618)
      Dividends Paid on Cumulative Preferred Stock                                                      (78)                    (78)
                                                                                                  ---------               ---------
           Net Cash Flows From (Used For) Financing Activities                                       28,602                 (34,144)
                                                                                                  ---------               ---------

Net Decrease in Cash and Cash Equivalents                                                            (2,112)                   (613)
Cash and Cash Equivalents at Beginning of Period                                                      2,454                   6,941
                                                                                                  ---------               ---------
Cash and Cash Equivalents at End of Period                                                        $     342               $   6,328
                                                                                                  =========               =========

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $13,061,000 and $11,761,000 and for income taxes was $2,408,000 and ($2,957,000) in 2002 and
2001, respectively.

See Notes to Financial Statements beginning on page L-1.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


The notes to financial statements are a combined presentation for AEP and its subsidiary registrants as follows:
                         Note                                           Registrant that Note applies to
                         ----                                           -------------------------------
1.           General                        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           New Accounting                 AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU
                Pronouncements

3.           Goodwill and Other
                Intangible Assets           AEP, SWEPCo

4.           Acquisitions and
                  Dispositions              AEP

5.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, SWEPCo, WTU

6.           Rate Matters                   AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

7.           Business Segments              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

8.           Financing and Related
                Activities                  AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, SWEPCo, WTU

9.           Commitments and
                 Contingencies              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

10.          Plant Closings and
                 Staff Reductions           AEP, CPL, WTU

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

2.      NEW ACCOUNTING PRONOUNCEMENTS

               During 2002, the EITF discussed Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Contracts under Issues No. 98-10 and 00-17" (EITF 02-3) and reached consensus on certain issues. EITF 98-10, "Accounting for Contracts Involving Energy Trading and Risk Management Activities," requires that energy trading contracts be accounted for at fair value. EITF 02-3 rescinds Issue No. 98-10 effective for any new contracts entered into after October 25, 2002. For energy trading contracts entered into through October 25, 2002, such contracts will continue to be accounted for at fair value through December 31, 2002. Effective January 1, 2003, such contracts are required to be accounted for at historical cost and we will report this as a cumulative effect of an accounting change. Our energy contracts that qualify as derivatives will continue to be accounted for at fair value under SFAS 133.

               EITF 02-3 requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. Previous guidance in EITF 98-10 permitted non-financial settled energy trading contracts to be reported either gross or net in the income statement. Prior to the third quarter of 2002, we recorded and reported upon settlement, sales under forward trading contracts as revenues and purchases under forward trading contracts as purchased energy expenses. Effective July 1, 2002, we reclassified such forward trading revenues and purchases on a net basis, as permitted by EITF 98-10. The reclassification of such trading activity to a net basis of reporting resulted in a substantial reduction in both revenues and purchased energy expense, but did not have any impact on our financial condition, results of operations or cash flows. The following table shows the amounts of revenue and Fuel and Purchased Energy expense that AEP would report if these amounts were presented on a "gross" basis:

                                    Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                        2002       2001        2002       2001
                                        ----       ----        ----       ----
                                         (in millions)          (in millions)
        Gross Revenues               $21,999    $17,998     $49,844    $45,765
        Gross Fuel and Purchased
           Energy Expense            $19,882    $15,763     $43,709    $39,653
        Net Revenues                  $3,911     $3,757     $10,818     $9,944
        Net Fuel and Purchased
           Energy Expense             $1,794     $1,522      $4,683     $3,832

               The FASB issued SFAS 146 which addresses accounting for costs associated with exit or disposal activities. This statement supersedes previous accounting guidance, principally EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The timing of recognizing future costs related to exit or disposal activities, including restructuring, as well as the amounts recognized may be affected by SFAS 146. We will adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

3.      GOODWILL AND OTHER INTANGIBLE ASSETS

               SFAS 142 was effective for AEP on January 1, 2002. The adoption of SFAS 142 required the transition testing for impairment of all indefinite lived intangibles by the end of the first quarter and initial testing of goodwill by the end of the second quarter of 2002. In the first quarter of 2002, AEP completed testing the goodwill of its domestic operations and its indefinite lived intangible assets and there was no impairment. In the second quarter of 2002 we completed initial testing for goodwill impairment of our UK and Australian retail electricity and supply operations. The fair values of the UK and Australia retail electricity and supply operations were estimated using a combination of market values based on recent market transactions and cash flow projections. As a result of that testing, we determined that we had a net transitional impairment loss of $350 million, which is reported as a cumulative effect of a change in accounting principle.

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

        Goodwill

               The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 by operating segment are:

                                                                                      Energy                              AEP
                                                                      Wholesale       Delivery       Other           Consolidated
                                                                      ---------       --------       -----           ------------
                                                                                               (in millions)
       Balance January 1, 2002                                                $340          $37          $ 15                $392
       Goodwill acquired                                                         2            -            -                    2
       Goodwill assigned from purchase price
        allocation for recent prior period
        acquisitions                                                            73            -            -                   73
       Non-transitional impairment loss                                          -            -           (12)                (12)
       Foreign currency exchange rate changes                                    6            -           -                     6
                                                                              ----          ---          ----                ----
       Balance September 30, 2002                                             $421          $37          $  3                $461
                                                                              ====          ===          ====                ====

               The transitional impairment loss related to SEEBOARD and CitiPower goodwill, which is reported as a cumulative effect of an accounting change, is excluded from the above schedule. Under SFAS 144, the assets of SEEBOARD and CitiPower, including goodwill and acquired intangible assets no longer subject to amortization, are reported as Assets of Discontinued Operations on one line in the balance sheet. See
        Note 4 related to the sale of SEEBOARD and CitiPower.

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

               As required by SFAS 142 the following tables show the transitional disclosures to adjust reported net income and earnings per share to exclude amortization expense recognized in prior periods related to goodwill and intangible assets that are no longer being amortized.

                                                                               Three Months Ended
              Net Income                                                         September 30,
                                                                             2002                  2001
                                                                             ----                  ----
                                                                                 (in millions)
              Reported Net Income                                            $425                  $421
              Add back: Goodwill amortization                                  -                      9
              Add back: Amortization for intangibles with indefinite
               lives under SFAS 142                                            -                      2
                                                                             ----                  ----
              Adjusted Net Income                                            $425                  $432
                                                                             ====                  ====

                                                                               Three Months Ended
              Earnings Per Share (Basic and Dilutive)                            September 30,
                                                                             2002                  2001
                                                                             ----                  ----
              Reported Earnings per Share                                   $1.25                 $1.31
              Add back: Goodwill amortization                                 -                     .03
              Add back: Amortization for intangibles with indefinite
               lives under SFAS 142                                           -                     -
                                                                            -----                 -----
              Adjusted Earnings per Share                                   $1.25                 $1.34
                                                                            =====                 =====

                                                                                Nine Months Ended
              Net Income                                                          September 30,
                                                                              2002                  2001
                                                                              ----                  ----
                                                                                  (in millions)
              Reported Net Income                                             $318                  $919
              Add back: Goodwill amortization                                   -                     28
              Add back: Amortization for intangibles with indefinite
               lives under SFAS 142                                             -                      6
                                                                              ----                  ----
              Adjusted Net Income                                             $318                  $953
                                                                              ====                  ====

                                                                                Nine Months Ended
              Earnings Per Share (Basic and Dilutive)                             September 30,
                                                                              2002                  2001
                                                                              ----                  ----
              Reported Earnings per Share                                    $0.97                 $2.85
              Add back: Goodwill amortization                                  -                    0.09
              Add back: Amortization for intangibles with
               indefinite lives under SFAS 142                                 -                    0.01
                                                                             -----                 -----
              Adjusted Earnings per Share                                    $0.97                 $2.95
                                                                             =====                 =====

       Acquired Intangible Assets

               Acquired intangible assets subject to amortization are $35 million at September 30, 2002 and $33 million at December 31, 2001 net of accumulated amortization. The gross carrying amount and accumulated amortization by major asset class are:

                                               September 30, 2002                            December 31, 2001
                                  Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                          Amount           Amortization                Amount           Amortization
                                      --------------       ------------            --------------       ------------
                                                 (in millions)                                 (in millions)
       Dolet Hills advanced
        Royalties                              $35                     $5                   $35                      $2
       Less: Adjustment due
        to purchase price
        reallocation                             6                      1                     -                       -
       Unpatented Technology                    10                      -                     -                       -
                                               ---                     --                   ---                      --
       Totals                                  $39                     $4                   $35                      $2
                                               ===                     ==                   ===                      ==

               Amortization of intangible assets was $2 million for the nine months ended September 30, 2002. Estimated aggregate amortization expense is $4 million for each year 2003 through 2008.

               AEP's acquired intangible assets no longer subject to amortization were comprised of distribution licenses for CitiPower operating franchises. In accordance with SFAS 144, the assets of CitiPower, including acquired intangible assets no longer subject to amortization, are reported as Assets of Discontinued Operations on one line in the balance sheet. See Note 4 related to the sale of CitiPower.

4.      ACQUISITIONS AND DISPOSITIONS

        Disposition of SEEBOARD

                  On June 18, 2002, AEP, through a wholly owned subsidiary, entered into an agreement, subject to European Union ("EU") approval, to sell its consolidated subsidiary SEEBOARD, a UK electricity supply and distribution company. EU approval was received July 25, 2002 and the sale was completed on July 29, 2002. AEP received approximately $941 million in net cash from the sale, subject to a working capital true up, and the buyer assumed SEEBOARD debt of approximately $1.12 billion, resulting in a net loss of $345 million at June 30, 2002. In accordance with SFAS 144 the results of operations of SEEBOARD have been classified as discontinued operations in the accompanying financial statements. $22 million of the net loss was recorded in the second quarter and is classified as discontinued operations. The remaining $323 million of the net loss has been classified as a transitional impairment loss from the adoption of SFAS 142 (see Note 3) and has been reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. A $46 million reduction of the net loss was recognized in the third quarter of 2002 to reflect changes in exchange rates to closing, settlement of working capital true-up and selling expenses. Proceeds from the sale of SEEBOARD were used to pay down bank facilities and short-term debt.

                  The assets and liabilities of SEEBOARD were aggregated on the balance sheet as Assets of Discontinued Operations and Liabilities of Discontinued Operations. The major classes of SEEBOARD's assets and liabilities of discontinued operations are:

                                                      December 31, 2001
                                                             (in millions)
        Assets
         Current Assets                                         $  324
         Plant, Property and Equipment, Net                      1,283
         Goodwill                                                1,129
         Other Assets                                               96
                                                                ------
          Total Assets of Discontinued Operations               $2,832
                                                                ======

        Liabilities
         Current Liabilities                                    $  752
         Long-term Debt                                            701
         Deferred Income Taxes                                     268
         Other Liabilities                                          77
                                                                ------
          Total Liabilities of Discontinued Operations          $1,798
                                                                ======

         Disposition of CitiPower

                  On July 19, 2002, AEP, through a wholly owned subsidiary entered into an agreement to sell Citipower, a retail electricity and gas supply and distribution subsidiary in Australia. AEP completed the sale in August 2002 and received net cash of approximately $175 million and the buyer assumed CitiPower debt of approximately $674 million. AEP recorded a net charge totaling $125 million as of June 30, 2002. $98 million was recorded in the second quarter of 2002 relating to a loss on the distribution license intangible asset. The remaining $27 million of net loss was classified as a transitional goodwill impairment loss from the adoption of SFAS 142 (see Note 3) and was recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.

                  The loss on the sale of CitiPower increased $8 million to $133 million in the third quarter of 2002 based on actual closing amounts and exchange rates.

                  CitiPower's results of operation have been reclassified as discontinued operations in accordance with SFAS 144. The assets and liabilities of Citipower have been aggregated on the December 31, 2001, balance sheet as assets of discontinued operations and liabilities of discontinued operations. The major classes of CitiPower's assets and liabilities of discontinued operations are:

                                                        December 31, 2001
                                                               (in millions)
        Assets
         Current Assets                                           $  138
         Plant, Property and Equipment, Net                          495
         Goodwill/Intangibles                                        466
         Other Assets                                                 54
                                                                  ------
          Total Assets of Discontinued Operations                 $1,153
                                                                  ======

        Liabilities
         Current Liabilities                                        $ 83
         Long-term Debt                                              612
         Deferred Income Taxes                                        86
         Other Liabilities                                            34
                                                                    ----
     Total Liabilities of Discontinued Operations                   $815
                                                                    ====

                  Total revenues and pretax profit (loss) of the discontinued operations of SEEBOARD and CitiPower were:

                                           SEEBOARD          CitiPower
                                           --------          ---------
                                                  (in millions)
         Revenues

         3 months ended 9/30/01              $  313             $  83
         3 months ended 9/30/02                -                   (2)

         9 months ended 9/30/01               1,062               251
         9 months ended 9/30/02                 694               204

         Pretax Profit

         3 months ended 9/30/01                  20               (10)
         3 months ended 9/30/02                  64              -

         9 months ended 9/30/01                 100              -
         9 months ended 9/30/02                 155              (175)

         Acquisition of European Trading

                  In January 2002 AEP acquired for $2 million the existing trading operations, including 34 key staff, of Enron's Norway and Sweden-based energy trading businesses. Results of operations are included in AEP's consolidated income statements from the acquisition date. Based on a preliminary purchase price allocation the excess of cost over fair value of the net assets acquired is approximately $2 million which is recorded as goodwill. The allocation of the purchase price is subject to revision after completion of a final appraisal of the fair values of the assets acquired and liabilities assumed.

         REPs Transfer

                  In April 2002 AEP reached a definitive agreement, subject to regulatory approval, to transfer two of its Texas retail electric providers (REPs) to Centrica, a provider of retail energy and other consumer services. An independent appraiser established the fair market value for the transaction that was within the range of $133 million to $153 million specified in the agreement in order for the transaction to be completed.

                  If the transaction is approved by the PUCT and others as agreed by the parties AEP will provide Centrica with a power supply contract for the two REPs and all back-office services related to these customers for a two-year period following closing. Completion of the transaction is contingent upon the regulatory approval from the PUCT. In addition, AEP retains the right to share in earnings from the two REPs above a threshold amount through 2006 in the event the Texas retail market develops increased earnings opportunities. Under the Texas Legislation, REPs are subject to a clawback liability if customer change does not attain thresholds required by the legislation. AEP is responsible for a portion of such liability, if any, for the portion of the period it owned the REPs after January 1, 2002. AEP will also receive an up-front payment of approximately $39 million from Centrica associated with the back-office service agreement. If an acceptable regulatory approval is not obtained by December 31, 2002, either party has the right to terminate the transaction.

5.      INDUSTRY RESTRUCTURING

                As discussed in the 2001 Annual Report, customer choice of electricity supplier has been implemented in four of the eleven state retail jurisdictions in which the AEP domestic electric utility companies operate. The following paragraphs discuss significant events occurring in 2002 related to customer choice and industry restructuring.

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

                 On June 27, 2002, the Ohio Consumers' Counsel, Industrial Energy Users - Ohio and American Municipal Power - Ohio filed a complaint with the PUCO alleging that CSPCo and OPCo have violated the PUCO's orders regarding implementation of their transition plan and violated other applicable law by failing to participate in an RTO.

                 The complainants seek, among other relief, an order from the PUCO suspending collection of transition charges by CSPCo and OPCo until transfer of control of their transmission assets has occurred, pricing standard offer electric generation effective January 1, 2006 at the market price used by the companies to estimate transition costs and imposing a $25,000 per company forfeiture for each day AEP fails to comply with its commitment to transfer control of transmission assets to an RTO.

                 Due to FERC delays in the approval of our RTO filings, CSPCo and OPCo have been delayed in the implementation of their RTO participation plans. We continue to pursue integration of CSPCo, OPCo and other AEP East electric operating companies into PJM and anticipate completing that integration in 2003. Management is unable to predict the timing of FERC's final approval of RTOs, the timing of an RTO being operational or the outcome of this proceeding before the PUCO.

                In October 2002 the PUCO initiated an investigation of the financial condition of Ohio's regulated public utilities. The PUCO's goal is to identify measures available to the PUCO to ensure that the regulated operations of Ohio's public utilities are not impacted by adverse financial consequences of parent or affiliate company unregulated operations and take appropriate corrective action. The utilities and other interested parties were requested to provide comments and suggestions by November 12, 2002, with reply comments November 22, 2002, on the type of information necessary to accomplish the stated goals, the means to gather the required information from the public utilities and potential courses of action that the PUCO could take. Management is unable to predict the outcome of the PUCO's investigation or its impact on results of operations and business practices, if any.

        Virginia Restructuring - Affecting AEP and APCo

               On January 1, 2002, choice of electricity supplier for retail customers began in Virginia. Presently, APCo continues to service all its previous customers under capped rates. Pursuant to settlement agreements and terms of the restructuring law, APCo's capped rates are the rates which were in effect on July 1, 1999 and no wires charge will be collected during 2002 or 2003. However, the Virginia restructuring law allows rates to be adjusted in certain circumstances including changes in fuel prices. As discussed in Note 6, an APCo requested fuel factor increase was approved in November 2002 and will be effective on January 1, 2003. The restructuring law also allows for an adjustment of non-generation base rates once during the transition period but no earlier than January 1, 2004. See the 2001 Annual Report for further discussion of Virginia restructuring.

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

                Due to the delay in the start of competition in the SPP area and lack of regulatory approval for our corporate separation plan, only CPL's and WTU's retail electric providers commenced operations on January 1, 2002. Operations for CPL, SWEPCo and WTU have been functionally separated. The companies anticipate completing legal separation following receipt of all appropriate regulatory approvals. In September 2002 the FERC approved our corporate separation plan. SEC approval remains pending.

                In February 2002 CPL, through a subsidiary, issued $797 million of transition notes approved under the securization provisions in the Texas Restructuring Legislation. The transition notes provide more economical financing for certain generation-related regulatory assets during their recovery period.

                 A 2004 true-up proceeding will determine the amount of total stranded costs, if any, including the final fuel recovery, net regulatory asset recovery, certain environmental costs, accumulated excess earnings offsets and other issues. The Texas Legislation allows for several alternative methods to be used to value stranded costs in the final 2004 true-up proceeding including the sale of and/or exchange of generation assets, the issuance of power generation company stock to the public or the use of an excess cost over market (ECOM) model. To the extent that the final 2004 true-up proceeding determines that CPL should recover additional stranded costs, the additional amount recoverable can also be securitized.

                 In order to obtain a market value of generating plant for purposes of determining stranded costs for the 2004 true-up proceeding, CPL anticipates filing a plan of divestiture with the PUCT in the fourth quarter of 2002 seeking approval of a sales process for all of its generating facilities.

                 Two unaffiliated Texas utilities reached settlement agreements approved by the PUCT regarding recovery of stranded generation costs. CPL is not presently engaged in any settlement discussions with the PUCT. CPL's generation-related regulatory assets subject to recovery as stranded costs are approximately $1.1 billion of which $949 million has been securitized pending the 2004 true-up proceeding's determination of stranded costs recovery including the recovery of stranded generation-related regulatory assets. WTU and SWEPCo do not have any recoverable Texas generation-related regulatory assets.

                 The Texas Restructuring Legislation provides for an earnings test each year 1999 through 2001. For CPL, any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. Companies without stranded costs, including SWEPCo and WTU, must pay any excess earnings to customers, invest them in improvements to transmission or distribution facilities or invest them to improve air quality at generating facilities. The Texas Restructuring Legislation required PUCT approval of the annual earnings test calculation.

                 The PUCT ordered CPL to reduce distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings be used to reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. Since CPL expensed excess earnings amounts in 1999, 2000, and 2001, the order has no additional effect on reported net income but will reduce cash flows for the five year refund period.

                 The PUCT staff issued its recommendation for the 2001 earnings test in September 2002. An estimate of 2001 excess earnings of $8 million for CPL, $2 million for SWEPCo and none for WTU were recorded in 2001. Adjustments to reflect the PUCT staff's estimate of excess earnings were recorded prior to September 30, 2002. When the PUCT issues its final order regarding 2001 excess earnings further adjustments may be necessary. The PUCT staff's report shows excess earnings of $2 million for SWEPCo, $0.7 million for WTU and none for CPL.

                 Beginning  January 1, 2002, fuel costs for CPL and WTU in ERCOT are no longer subject to PUCT fuel reconciliation proceedings. Consequently, CPL and WTU will file a final fuel reconciliation with the PUCT which reconciles their fuel costs through the period ended December 31, 2001. As discussed in Note 6 "Rate Matters", WTU filed its final fuel reconciliation for its ERCOT service territory with the PUCT in June 2002 and CPL intends to file its final fuel reconciliation by the end of 2002. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP to the risk of fuel market price increases and could adversely affect results of operations.

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

        Michigan Restructuring - Affecting AEP and I&M

                  Customer choice commenced for I&M's Michigan customers on January 1, 2002. Effective with that date the rates on I&M's Michigan customers' bills for retail electric service were unbundled to allow customers the opportunity to evaluate the cost of generation service for comparison with other offers. I&M's total rates in Michigan remain unchanged and reflect cost of service. At this time, none of I&M's customers have elected to change suppliers and no alternative electric suppliers are registered to compete in I&M's Michigan service territory.

                  Management has concluded that as of September 30, 2002 the requirements to apply SFAS 71 continue to be met since I&M's rates for generation in Michigan continue to be cost-based regulated. As a result I&M has not discontinued regulatory accounting under SFAS 71.

        West Virginia Restructuring - Affecting AEP and APCo

                  As discussed in Note 7 of the 2001 Annual Report, the West Virginia Legislature in 2000 approved an electricity restructuring plan. Before implementation of the plan, the West Virginia Legislature needed to enact legislation to preserve the revenues of state and local government. In the subsequent two legislative sessions, which usually end in March each year, the West Virginia Legislature has not enacted the required legislation. Due to the lack of legislative activity, the Public Service Commission of West Virginia closed two proceedings related to electricity restructuring in the summer of 2002.

                 The two closed West Virginia Commission proceedings related to the respective dockets intended originally to determine whether West Virginia should deregulate the generation business, and to develop the Commission's Deregulation Plan and related Commission rules to implement the Plan.

                  Management  has  reviewed  these  two   proceedings   and  has
        concluded that at this time it is not clear that APCo meets the requirements to reapply SFAS 71. Management believes definitive action from the West Virginia Legislature or the Public Service Commission is required to reapply SFAS 71.

6.      RATE MATTERS

        ICR Explanation - Affecting AEP, CPL, PSO, SWEPCo and WTU

                  The AEP West electric operating companies' power is dispatched real time on an economic basis and is later allocated among the AEP West electric operating companies using the Interchange Cost Reconstruction
        (ICR) system based on dispatch information from internal and external sources. ICR is designed to allocate the cost of power under the terms and conditions of the AEP West Operating Agreement.

        Fuel Reconciliation - Affecting AEP and WTU

                  In June 2002 WTU filed with the PUCT to reconcile fuel costs and to defer any unrecovered portion applicable to retail sales within its ERCOT service area for inclusion in the 2004 true-up proceeding. This reconciliation for the period of July 2000 through December 2001 will be the final fuel reconciliation for WTU's ERCOT service territory. Texas Restructuring Legislation eliminated fuel clause recovery mechanisms beginning in 2002 for the ERCOT area and provides for a 2004 true-up proceeding to determine recovery of final fuel balances. At December 31, 2001, the under-recovery balance associated with WTU's ERCOT service area was $27.5 million including interest. WTU also requested authority to surcharge its SPP customers. WTU's SPP customers will continue to be subject to fuel reconciliations until competition begins. The under-recovery balance at December 31, 2001 for WTU's service within SPP was $0.7 million including interest. During the reconciliation period, WTU incurred $293.7 million of eligible fuel and fuel related expenses serving both ERCOT and SPP retail customers. In October 2002 the filing was split into two phases. The first phase examined all components of the filing except for AEP trading activities and the associated margins that flow back to customers as an offset to fuel costs. The intervenor groups filed testimony in the first phase recommending that up to $25 million of WTU's requested retail eligible fuel recovery be disallowed and hearings were held on October 23, 2002. WTU disputed the recommendations. On October 21, 2002, the PUCT Staff and Office of Public Utility Counsel (OPC) filed a joint Motion for Summary Decision related to the second phase issue and requested that approximately $18.5 million of WTU's retail eligible fuel recovery be disallowed without a hearing. On November 8, 2002, the administrative law judges (ALJs) in the case denied the motion for Summary Judgment. The PUCT Staff and OPC could appeal the ALJs' decision to the full PUCT. The intervenors filed testimony on October 29, 2002 in the second phase recommending that up to $34 million of WTU's requested retail eligible fuel recovery be disallowed. The intervenors recommended disallowance includes the amount sought in the October 21 Motion for Summary Decision. The total recommended retail disallowance is approximately $59 million. Hearings for the second phase will be held on November 13, 2002. The PUCT is not expected to issue a final order in this case until 2003. An adverse ruling from the PUCT could have a material impact on future results of operations, cash flows and financial condition.

        ERCOT Over-scheduling - Affecting AEP, CPL and WTU

                  In late 2001, the PUCT initiated an investigation of the impact of scheduling of electric loads and resources by qualified scheduling entities (QSE) in ERCOT in August 2001. ERCOT began serving as a central control center for all of ERCOT at the end of July 2001. QSEs schedule loads and resources for ERCOT market participants including power generation companies and retail electric providers. In August 2001 ERCOT incurred substantial costs for managing transmission in its north zone. The costs incurred by ERCOT to manage congestion are shared by all ERCOT QSEs. The PUCT's investigation determined that a substantial amount of the congestion charges were the result of QSEs, including AEP's QSE, scheduling more resources than required to meet their actual load requirements in the ERCOT north zone. AEP's QSE over-scheduled resources due to an error in the allocation of estimated load requirements between ERCOT congestion zones. Pursuant to the PUCT's investigation, QSEs, including AEP's QSE, agreed to a settlement that provides for the refund of payments received for adjusting resource schedules for congestion. The settlement was approved by the PUCT in November 2002. The settlement recognizes that the scheduling errors were associated with the start up of the ERCOT competitive market. Settlement amounts will be refunded to QSEs in ERCOT. The AEP QSE will pay $3.2 million to ERCOT and expects to receive $1.9 million from ERCOT in congestion refunds for a net payment of $1.3 million. The ERCOT QSE will allocate these payments and refunds to WTU and CPL. WTU expects to incur a net cost of $2.7 million and CPL expects to receive a net refund of $1.4 million. It is expected that both the WTU payment and CPL refund will be reflected in the final fuel reconciliations for each company and as result these amounts are not expected to have any impact on net income.

        FERC Wholesale Fuel Complaint - Affecting AEP and WTU

                  As discussed in Note 5 of the 2001 Annual Report, certain WTU wholesale customers filed a complaint with FERC alleging that WTU had overcharged them through the fuel adjustment clause for certain purchased power costs since 1997. The customers allege WTU had billed them for not only the cost of a 1999 Oklaunion plant outage, but also certain additional costs that are not permissible under the fuel adjustment clause.

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

        Texas Retail Price-to-Beat Rates - Affecting AEP

                  AEP subsidiaries which are the Texas retail electric providers
        (REP) for the ERCOT area, CPL REP and WTU REP, filed with the PUCT in May 2002 to increase the fuel portion of their "price-to-beat" rate in compliance with the Texas Restructuring Legislation and rules issued by the PUCT. The Texas legislation provides for the adjustment of the fuel portion of the rate up to twice annually based on changes in the market price of natural gas and purchased power using NYMEX natural gas prices. On July 15, 2002, the PUCT required further hearings to reconsider the validity of their existing rules for fuel factor adjustments. On July 24, 2002, CPL REP and WTU REP filed a petition with the District Court seeking an injunction commanding the PUCT to proceed to a final order based on the existing rules and prohibiting the PUCT from conducting a remand proceeding. The District Court issued an order on August 9, 2002 requiring the PUCT to comply with the existing rules. On August 26, 2002, the PUCT issued an order approving a 22% increase to the fuel portion of their "price-to-beat" rates effective immediately for both CPL REP and WTU REP. The PUCT order approving the 22% increase has been appealed.

        FERC Transmission Rates - Affecting AEP, CPL, PSO, SWEPCo and WTU

                  In November 2001 FERC issued an order requiring CPL, PSO, SWEPCo and WTU to submit revised open access transmission tariffs, and calculate and issue refunds for overcharges from January 1, 1997. The order resulted from a remand by an appeals court of a tariff compliance filing order issued in November 1998 that had been appealed by certain customers. CPL and WTU recorded refund provisions of $1.7 million and $0.7 million, respectively, including interest in 2001 for this order. PSO and SWEPCo recorded $100,000 each in 2001 for this order making the AEP total $2.6 million. In July 2002 FERC approved a revised open access transmission tariff. Refunds totaling $1.3 million including interest were issued in August 2002. The allocation of the refunds resulted in revenue increases of $2.5 million for PSO and $2.8 million for SWEPCo and revenue reductions of $2.8 million for CPL and $1.2 million for WTU.

        Texas Transmission Cost Recovery - Affecting AEP, CPL and WTU

                  In July 2002 CPL and WTU filed a petition to update their Transmission Cost Recovery Factor (TCRF) as of September 1, 2002. The TCRF allows for the pass through of changes in wholesale transmission costs billed to the distribution service providers by transmission service providers. CPL and WTU received approval to increase their TCRF by $0.8 million and $0.2 million, respectively. The TCRF increase has been implemented.

        Fuel and Purchased Power Recovery - Affecting AEP, CPL, PSO, SWEPCo and WTU

                  PSO has Under-Recovered Fuel Costs of $99.8 million at September 30, 2002, representing fuel and purchased power costs recorded but not yet collected from retail customers in Oklahoma and cost to be allocated among the AEP West electric operating companies. During the third quarter of 2002, PSO estimated that the under-recovered fuel cost due to natural gas price increases that were not expected when PSO set its quarterly factors during the year were approximately $25 million. The formation of the ERCOT single control zone increased the need for data estimation and true-up which has resulted in extended true-up periods associated with allocations performed on estimated data.

                  During 2002, AEP reallocated purchased power costs among the four AEP West electric operating companies for the periods prior to January 1, 2002 (the ICR Adjustments). The effects of the reallocation on pretax income were insignificant to CPL and PSO and increased pretax income at SWEPCo and WTU by $2.4 million and $1.9 million, respectively. As updated or final data become known, AEP is reallocating purchase power costs among the four AEP West electric operating companies. To date, completed reallocations of purchased power costs among the AEP West electric operating companies increased PSO's under-recovered amount by $44.6 million. The reallocation currently in process is expected to reduce PSO's under-recovered fuel and purchased power costs and to increase the costs allocated to the other AEP West electric operating companies (SWEPCo, CPL and WTU). PSO's next opportunity to request a change to its fuel factors will be in November 2002, with new rates beginning December 2002, subject to review and approval by the Corporation Commission of the State of Oklahoma (OCC). To the extent the OCC and/or the AEP West Commissions regulating SWEPCo do not permit recovery of the revised fuel and purchased power costs, there could be an adverse effect on its results of operations and cash flows. Furthermore, if the currently pending reallocations result in additional costs being allocated to CPL and WTU, these additional costs may not be recoverable since there is no longer a fuel clause for these companies. As a result, any additional costs that may be reallocated to CPL and WTU could have an adverse effect on their future results of operations and cash flows.

        Louisiana Compliance Filing - Affecting AEP and SWEPCo

                  On October 15, 2002, SWEPCo filed with the Louisiana Public Service Commission (LPSC) detailed financial information typically utilized in a revenue requirement filing, including a jurisdictional cost of service. This filing was required as a result of the order by the LPSC approving the merger between AEP and CSW. The LPSC's merger order also provides that SWEPCo's base rates are capped at the present level through mid-year 2005. The filing indicates that SWEPCo's current rates should not be reduced because SWEPCo's current revenues are below the level of revenues that SWEPCo should be permitted to recover. This filing is under review by the LPSC staff. If the LPSC disagrees with our conclusion, they could order SWEPCo to file a full cost of service revenue requirement in order to determine whether SWEPCo's capped rates should be reduced.

        FERC Long-term Contracts - Affecting AEP and AEP East and AEP West electric operating companies

                  In September 2002 the FERC voted to hold hearings to consider requests from certain wholesale customers located in western states to break long-term contracts which they allege are "high-priced". At issue are long-term contracts entered during the California energy price spike in 2000 and 2001. The complaints allege that AEP sold power at unjust and unreasonable prices. The FERC delayed hearings to allow the parties to hold settlement discussions. Management is unable to predict the outcome of these proceedings or their impact on results of operations

        Virginia Fuel Rate Filing - Affecting AEP and APCo

                  In July 2002 APCo filed with the Virginia SCC requesting an increase in fuel rates effective January 1, 2003. A public hearing was held on September 23, 2002 related to this filing. On November 8, 2002, a decision was issued in this proceeding approving an increase of approximately $24 million.

        Environmental Surcharge Filing - Affecting AEP and KPCo

                  In September 2002 KPCo filed with the KPSC to revise its environmental surcharge tariff to recover the cost of emissions control equipment being installed at Big Sandy Plant. See NOx Reductions in Note 9.

                  The surcharge request, estimated to increase annual revenues by approximately $21 million, must be approved by the KPSC before its inclusion in customers' bills. If the KPSC does not approve an increase in the environmental surcharge, results of operations and cash flows would be negatively impacted.

7.      BUSINESS SEGMENTS

                  AEP has three business segments: Wholesale,Energy Delivery and Other. The business activities of each of these segments are as follows:

        Wholesale
        oGeneration  of electricity  for sale to retail and wholesale  customers
        oGas   pipeline  and  storage   services
        oMarketing and trading of electricity, gas, coal and other commodities oCoal mining, bulk commodity barging operations and other energy supply related businesses

        Energy Delivery
        oDomestic electricity transmission
        oDomestic electricity distribution

        Other
        oInvestments in foreign power and distribution projects oTelecommunication services

        Segment results of operations for the nine months ended September 30, 2002 and 2001 are shown below. These amounts include certain estimates and allocations where necessary.

                 We have used Earnings Before Interest and Income Taxes (EBIT) as a measure of segment operating performance. The EBIT measure is total operating revenues net of total operating expenses and other income and deductions from income. It differs from net income in that it does not take into account interest expense, and income taxes, and the effect of discontinued operations, extraordinary items and the cumulative effect of changes in accounting principles. EBIT is believed to be a reasonable gauge of results of operations. By excluding interest and income taxes, EBIT does not give guidance regarding the demand of debt service or other interest requirements, or tax liabilities or taxation rates. The effects of interest expense and taxes on overall corporate performance can be seen in the consolidated statements of income. By excluding discontinued operations, extraordinary items and the cumulative effect of changes in accounting principles, EBIT gives more focused guidance on segment operating performance.

               The amounts shown for the three business segments reported by AEP include certain estimates and allocations where necessary.

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
                                                                                       (in millions)
        Nine Months Ended September 30, 2002
        Revenues from:
          External customers                                    $ 8,020    $2,737       $   61   $               $  10,818
                                                                                                   -
          Transactions with other operating segments              1,643        13           37   (1,693)            -
        Segment EBIT                                                939       808         (15)       -               1,732
        Total assets at September 30, 2002                       32,353    12,341          822       -              45,516

        Nine Months Ended September 30, 2001
        Revenues from:
          External customers                                    $ 7,226    $2,599       $  119   $     -            $9,944
          Transaction with other operating segments               1,771        14            4   (1,789)            -
        Segment EBIT                                              1,226       810           47         -             2,083
        Total assets at September 30, 2001                       32,632    13,321        8,008   (1,142)            52,819

               All of the registrant subsidiaries except AEGCo have two business segments. The segment results for each of these subsidiaries are reported in the table below. AEGCo has one segment, a wholesale generation business. AEGCo's results of operations are reported in AEGCo's financial statements.

                                                   Nine Months Ended                           Nine Months Ended
                                                   September 30, 2002                          September 30, 2001
                                                    Segment                                      Segment
                                       Revenues     EBIT         Total Assets       Revenues     EBIT          Total Assets
        Wholesale Segment                                     (in thousands)                               (in thousands)
        APCo                              $924,196    $175,501     $2,883,704        $  910,479      $135,287      $3,066,057
        CPL                                945,495     174,838      3,057,762           981,024       245,947       3,080,135
        CSPCo                              713,107     227,197      2,025,657           678,139       197,305       2,157,522
        I&M                                900,334      39,508      3,356,226           926,923       121,130       3,528,300
        KPCo                               190,571      11,589        629,363           184,338         4,516         638,684
        OPCo                             1,161,279     303,108      3,159,412         1,194,882       198,107       3,337,773
        PSO                                322,790      41,779        887,443           606,901        51,063         946,654
        SWEPCo                             582,729      64,797      1,132,754           607,363        73,034       1,304,534
        WTU                                301,434     (14,939)       380,328           327,796        12,410         432,338

                                                     Segment                                     Segment
                                       Revenues      EBIT        Total Assets       Revenues     EBIT          Total Assets
        Energy Delivery Segment                                 (in thousands)                             (in thousands)
        APCo                             $444,706      $160,839    $2,274,979          $455,587      $165,744      $2,418,839
        CPL                               240,066       141,770     2,196,124           449,425       120,376       2,212,194
        CSPCo                             373,969        71,281     1,139,432           358,984        81,452       1,213,606
        I&M                               242,416       118,821     1,514,930           241,581        91,305       1,592,600
        KPCo                              101,137        42,960       609,541           101,367        42,748         618,567
        OPCo                              447,104        74,866     1,761,791           405,352        78,516       1,861,251
        PSO                               214,624        68,427       988,757           208,911        75,360       1,054,728
        SWEPCo                            265,027        87,159     1,178,989           262,943        97,149       1,357,780
        WTU                                59,311        30,508       506,217           134,512        38,174         575,443

        Registrant Subsidiaries
        Company Total                  Revenues     EBIT         Total Assets       Revenues     EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $1,368,902     $336,340    $5,158,683        $1,366,066      $301,031      $5,484,896
        CPL                              1,185,561      316,608     5,253,886         1,430,449       366,323       5,292,329
        CSPCo                            1,087,076      298,478     3,165,089         1,037,123       278,757       3,371,128
        I&M                              1,142,750      158,329     4,871,156         1,168,504       212,435       5,120,900
        KPCo                               291,708       54,549     1,238,904           285,705        47,264       1,257,251
        OPCo                             1,608,383      377,974     4,921,203         1,600,234       276,623       5,199,024
        PSO                                537,414      110,206     1,876,200           815,812       126,423       2,001,382
        SWEPCo                             847,756      151,956     2,311,743           870,306       170,183       2,662,314
        WTU                                360,745       15,569       886,545           462,308        50,584       1,007,781

                  In October 2002, we announced our plans to reduce our exposure to speculative energy trading markets and to downsize our trading and wholesale marketing operations. It is expected that in the future our trading and marketing operations will be limited to risk management around our assets.

8.      FINANCING AND RELATED ACTIVITIES

        Equity Units

                 In June 2002,  AEP issued 6.9 million  equity  units at $50 per unit ($345 million). Each equity-linked security consists of a forward purchase contract and a senior note issued by AEP. The forward purchase contracts obligate the holders to purchase from AEP shares of AEP common stock on the stock purchase date of August 16, 2005. The purchase price per equity unit is $50. The number of shares to be purchased under the forward purchase contract will be determined under a formula based upon the average closing price of AEP common stock near the stock purchase date. The senior notes have a principal amount of $50 each and mature on August 16, 2007. The senior notes are pledged as collateral to secure the purchase of common stock under the forward purchase contracts. Holders may satisfy their obligation under the forward purchase contracts by allowing the senior notes to be remarketed. The proceeds from the remarketing will be used to purchase a portfolio of U.S. treasury securities that holders pledge to AEP to secure their obligations under the forward purchase contracts. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the forward purchase contracts.

                 AEP will make quarterly interest payments on the senior notes at the initial annual rate of 5.75%. The interest rate can be reset through a remarketing, which is initially scheduled for May 2005. AEP will pay the purchaser contract adjustment payments at the annual rate of 3.50% on the forward purchase contracts.

                 The present value of the contract adjustment payments has been recorded as a liability in equity unit senior notes offset by a charge to paid-in capital. Interest payments on the senior notes are reported as interest expense and contract adjustment payments are charged against the liability. Accretion of the contract adjustment payment liability is reported as interest expense. AEP applies the treasury stock method to the equity units to calculate diluted earnings per share. This method of calculation theoretically assumes that the proceeds received as a result of the forward purchase contract are used to repurchase outstanding shares.

         Common Stock

                 In June 2002, AEP issued 16 million shares of common stock at $40.90 per share through an equity offering and received net proceeds of $634 million. Proceeds from the sale of equity units and common stock were used to pay down short-term debt and establish a cash liquidity reserve fund.

        Issuances and Retirements of Long-term Debt

               In the first quarter of 2002, CPL Transition Funding LLC, a subsidiary of CPL, issued $797 million of transition notes under the provisions of the Texas Restructuring Legislation (see Note 5). The proceeds were used to reduce CPL's debt and retire 4.5 million shares of CPL's common stock.

        The notes were issued under the following classes:

                   Principal     Interest    Scheduled Final      Final
        Class        Amount        Rate      Payment Date      Maturity Date
        -----      ---------     --------    ---------------   -------------
              (in millions)     (%)
        A-1           129          3.54        2005               2007
        A-2           154          5.01        2008               2010
        A-3           107          5.56        2010               2012
        A-4           215          5.96        2013               2015
        A-5           192          6.25        2016               2017

                      Other issuances and retirements of long-term debt and other securities during the first nine months of 2002 were:

                 Type of                   Principal     Interest
   Company       Debt                      Amount        Rate      Due Date
   -------     -------                   ---------     --------    --------
   Issuances                           (in millions)      (%)
   ---------
   APCo       Senior Unsecured Notes      $  450          4.80        2005
   I&M        Installment Purchase Contracts  50          4.90        2025
   KPCo       Senior Unsecured Notes         125          5.50        2007
   SWEPCo     Senior Unsecured Notes         200          4.50        2005
   Non-Registrant
    AEP Subs. Revolving Credit Agreement     143          Variable    2003
    AEP Subs. Notes Payable                  121       6.225-6.60     2017

   Retirements
   AEP        Senior Unsecured Notes        $  5          6.125       2006
   APCo       First Mortgage Bonds            40          6.65        2003
   APCo       First Mortgage Bonds            30          6.85        2003
   APCo       First Mortgage Bonds            50          7.38        2002
   APCo       Junior Debentures               75          8-1/4       2026
   APCo       Junior Debentures               90          8.00        2027
   CPL        Senior Unsecured Notes         150          Variable    2002
   CPL        First Mortgage Bonds            73          7-1/4       2004
   CPL        First Mortgage Bonds            59          7-1/2       2002
   CPL        First Mortgage Bonds            33          6-7/8       2003
   CPL        First Mortgage Bonds            56          7-1/8       2008
   CPL        First Mortgage Bonds            57          7-1/2       2023
   CPL        First Mortgage Bonds           128          6-5/8       2005
   CSPCo      Junior Debentures               73          8-3/8       2025
   CSPCo      Junior Debentures               40          7.92        2027
   I&M        Installment Purchase Contract   50          Variable    2014
   I&M        Senior Unsecured Notes         200          Variable    2002
   KPCo       First Mortgage Bonds            15          7.90        2023
   KPCo       First Mortgage Bonds            15          6.65        2003
   KPCo       First Mortgage Bonds            15          6.70        2003
   KPCo       First Mortgage Bonds            15          6.70        2003
   KPCo       Notes Payable                   25          7.445       2002
   OPCo       First Mortgage Bonds             5          8.80        2022
   OPCo       Junior Debentures               85          8.16        2025
   OPCo       Junior Debentures               50          7.92        2027
   SWEPCo     Senior Unsecured Notes         150          Variable    2002
   WTU        First Mortgage Bonds            17          7-3/4       2007
   WTU        First Mortgage Bonds            22          7           2004
   WTU        First Mortgage Bonds            16          6-1/8       2004
   WTU        First Mortgage Bonds            34          6-3/8       2005
   Non-Registrant
    AEP Subs. Notes Payable                   12          Variable    2002-2007
    AEP Subs. Revolving Credit Agreement     239          Variable    2003

               In addition to the transactions reported in the table above, the following table lists intercompany issuances and retirements of debt due to AEP.

                 Type of                   Principal     Interest
        Company       Debt                      Amount        Rate      Due Date
        -------     -------                   ---------     --------    --------
     Issuances                           (in millions)      (%)
     ---------
        CSPCo       Notes Payable               $160           6.501     2006

        Retirements
        CSPCo       Notes Payable               $200           Variable  2002

        Related Activities

                 In the third quarter of 2002, all long term debt associated with SEEBOARD and CitiPower (approximately $1.8 billion) was assumed by the buyers.

                 AEP Credit renewed its sale of receivables agreement during the second quarter of 2002. At September 30, 2002, the sale of receivables agreement provided commitments of $600 million to purchase receivables from AEP Credit, of which $528 million was outstanding. All of the receivables sold represented affiliate receivables. The commitment's new term under the sale of receivables agreement will remain at $600 million until May 28, 2003. AEP Credit maintains a retained interest in the receivables sold and this interest is pledged as collateral for the collection of the receivables sold. The fair value of the retained interest is based on book value due to the short-term nature of the accounts receivables less an allowance for anticipated uncollectible accounts.

                 In April 2002, AEP closed on a bridge loan facility consisting of a $1,125 million 364-day revolving credit facility and a $600 million 364-day term loan facility to prepare for corporate separation. We borrowed $600 million under the term loan facility and loaned the amounts borrowed to CPL ($200 million), CSPCo ($250 million) and OPCo ($150 million). Pricing on the facilities and intercompany loans is based on a spread over LIBOR.

                 AEP has available $3.5 billion in bank facilities consisting of a $2.5 billion 364-day facility (with a one year term option) and a $1.0 billion five-year facility maturing on May 31, 2005. On May 22, 2002, AEP renewed the $2.5 billion facility for another year extending the maturity date to May 21, 2003.

9.      COMMITMENTS AND CONTINGENCIES

        Litigation

        Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo,
           CSPCo, I&M, and OPCo

               As discussed in Note 8 of the Notes to Financial Statements in the 2001 Annual Report, AEPSC, APCo, CSPCo, I&M, and OPCo have been involved in litigation since 1999 regarding generating plant emissions under the Clean Air Act. Federal EPA and a number of states alleged APCo, CSPCo, I&M, OPCo and eleven unaffiliated utilities made modifications to generating units at coal-fired generating plants in violation of the Clean Air Act. Federal EPA filed complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.

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

               In February 2001 the government filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The District Court dismissed the motion as pre-mature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

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

               In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement with the Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future results of operations and cash flows.

        NOx Reductions - Affecting AEP,  AEGCo,  APCo,  CPL,  CSPCo,  I&M, KPCo,
           OPCo, PSO, SWEPCo and WTU

               Federal EPA issued a NOx Rule requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.

               The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans which could have resulted in the imposition of stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. Most of those states have submitted conforming compliance plans and the appeal filed by AEP subsidiaries and other utilities in the D.C. Circuit Court to review this ruling has been dismissed.

               In 2000  Federal EPA also adopted a revised rule (the Section 126
        Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposed emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities, including certain AEP operating companies, petitioned the D.C. Circuit Court to review the
        Section 126 Rule.

               After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responded to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register in May 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted. In June 2002 AEP subsidiaries joined other utilities and industrial organizations in seeking a review of Federal EPA's action in the D.C. Circuit Court.

               In 2000 the Texas Commission on Environmental Quality (formerly the Texas Natural Resource Conservation Commission) adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.

               AEP is installing a variety of emission control technologies to reduce NOx emissions to comply with the applicable state and Federal NOx requirements. This includes selective catalytic reduction (SCR) technology on certain units and non-SCR technologies on a larger number of units. During 2001 SCR systems commenced operations on OPCo's Gavin Plant. Installation of SCR technology on Amos and Mountaineer plants was completed and commenced operation in May 2002. Construction of SCR technology at certain other AEP generating units continues. Non-SCR technologies have been installed and begun operation on a number of units across the AEP System and additional units will be equipped with these technologies.

               The AEP NOx compliance plan is a dynamic plan that is continually reviewed and revised as new information becomes available on the performance of installed technologies and the cost of planned technologies. Certain compliance steps may or may not be necessary dependent on this information. The result is that the plan has a range of possible outcomes. Our current estimate indicates that AEP's compliance with the NOx Rule, the Texas Commission on Environmental Quality rule and the Section 126 Rule could result in required capital expenditures in the range of $1.3 billion to $2 billion, including amounts spent through September 30, 2002. The range in the cost estimate reflects the uncertainty over the need for certain SCR projects. Estimated compliance cost ranges by registrant subsidiaries are as follows:

                                         Estimated
                                Compliance Costs
                                  (in millions)
               AEGCo                     $30 - 198
               APCo                         445
               CPL                            5
               CSPCo                         93
               I&M                        42 - 210
               KPCo                         163
               OPCo                      535 - 864
               PSO                            1
               SWEPCo                        40
               WTU                            5

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

        Enron Bankruptcy -  Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo

               On October 15, 2002, certain subsidiaries of AEP filed claims against Enron Corp. and its subsidiaries in the bankruptcy proceeding filed by the Enron entities which are pending in the U.S. Bankruptcy Court for the Southern District of New York. At the date of Enron's bankruptcy AEP had open trading contracts and trading accounts receivables and payables with Enron. In addition, on June 1, 2001, we purchased Houston Pipe Line Company (HPL) from Enron. Various HPL related contingencies and indemnities remained unsettled at the date of Enron's bankruptcy. The timing of the resolution of the claims by the Bankruptcy Court is not certain.

               In connection with the 2001 acquisition of HPL, we acquired exclusive rights to use and operate the underground Bammel gas storage facility pursuant to an agreement with BAM Lease Company, a now-bankrupt subsidiary of Enron. This exclusive right to use the referenced facility is for a term of 30 years, with a renewal right for another 20 years and includes the use of the Bammel storage reservoir and the related compression, treating and delivery systems. We also entered into an agreement with BAM Lease Company which grants HPL the right to use approximately 65 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the Bammel gas storage facility. The Bammel Gas Trust, which purportedly owned approximately 55 billion cubic feet of the gas, had entered into a financing arrangement in 1997 with Enron and a group of banks. These banks purported to have certain rights to the gas in certain events of default. In connection with AEP's acquisition of HPL, the banks entered into an agreement granting HPL's use of the cushion gas and released HPL from liabilities and obligations under the financing arrangement. HPL was thereafter informed by the banks of a purported default by Enron under the terms of the referenced financing arrangement. In July 2002 the banks filed a lawsuit against HPL seeking a declaratory judgment that they have a valid and enforceable security interest in this cushion gas which would permit them to cause the withdrawal of this gas from the storage facility. In September 2002 HPL filed a general denial and certain counterclaims against the banks. Management is unable to predict the outcome of this lawsuit or its impact on results of operations and cash flows.

               In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:

                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
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

        The amounts provided were based on an analysis of contracts where AEP and Enron are counterparties, the offsetting of receivables and payables, the application of deposits from Enron and management's analysis of the HPL related purchase contingencies and indemnifications. If there are any adverse developments in the bankruptcy proceeding or the lawsuit related to the cushion gas financing agreement our future results of operations, cash flows and possibly financial condition could be adversely impacted.

        Shareholder Lawsuits - Affecting AEP

                 In  October  and  November  2002  several   lawsuits   alleging
        securities law violations and seeking class action certification were filed in Federal District Court, Columbus, Ohio against AEP, certain AEP executives and in some of the lawsuits against certain investment banking firms. Some of the lawsuits claim that AEP failed to disclose that alleged "round trip" trades resulted in an overstatement of revenues and all of the lawsuits claim that AEP failed to disclose that

        AEP traders falsely reported energy prices to trade publications that publish gas price indices. The plaintiffs seek recovery of an unstated amount of compensatory damages, attorney fees and costs. The time period within which others may file to attempt to become lead plaintiff will end in late December 2002. AEP cannot predict whether any additional lawsuits will be filed. AEP intends to vigorously defend against these actions.

          Arbitration of Williams Claim - Affecting AEP

                  In November 2002 AEP filed its demand for arbitration with the American Arbitration Association to initiate formal arbitration proceedings in a dispute with the Williams Companies (Williams). The proceeding results from Williams' failure to provide the monetary security required for natural gas deliveries by AEP. Consequently, both parties claimed default and terminated all outstanding natural gas and electric power trading deals among the various Williams and AEP affiliates. Williams claimed that AEP owes approximately $130 million in connection with the termination and liquidation of all trading deals. AEP believes it has valid claims arising from Williams actions and is seeking, in part, a determination that either no amount is due or that a lesser amount is due from AEP to Williams and the extent of any other damages and legal or equitable relief available. Although management is unable to predict the outcome of this matter, it is not expected to have a material impact on results of operations, cash flows or financial condition.

        Energy Market Investigations - Affecting AEP

               In February 2002 the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002 AEP furnished certain information to the FERC in response to their related data request.

               Pursuant to the FERC's February order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.

               The May 8, 2002 FERC data request required senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management complied with the order and denied our involvement with those trading practices.

               On May 21, 2002, the FERC issued a further data request with respect to this matter to us and over 100 other market participants requesting information for the years 2000 and 2001 concerning "wash", "round trip" or "sale/buy back" trading in the Western System Coordinating Council (WSCC), which involves the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price (collectively, "wash sales"). Similarly, on May 22, 2002, the FERC issued an additional data request with respect to this matter to us and other market participants requesting similar information for the same period with respect to the sale of natural gas products in the WSCC and Texas. After reviewing our records, we responded to the FERC that we did not participate in any "wash sale" transactions involving power or gas in the relevant market. We further informed the FERC that certain of our traders did engage in trades on the Intercontinental Exchange, an electronic electricity trading platform owned by a group of electricity trading companies, including us, on September 21, 2001, the day on which all brokerage commissions for trades on that exchange were donated to charities for the victims of the September 11, 2001 terrorist attacks, which do not meet the FERC criteria for a "wash sale" but do have certain characteristics in common with such sales. In response to a request from the California attorney general for a copy of AEP's responses to the FERC inquires, we provided the pertinent information.

               The PUCT also issued similar data requests to AEP and other power marketers. AEP responded to such data request by the July 2, 2002 response date. The US Commodity Futures Trading Commission (CFTC) issued a subpoena to us on June 17, 2002 requesting information with respect to "wash sale" trading practices. We responded to CFTC. In addition, the US Department of Justice made a civil investigation demand to us and other electric generating companies concerning their investigation of the Intercontinental Exchange. We have recently completed a review of our trading activities in the United States for the last three years involving sequential trades with the same terms and counterparties. The revenue from such trading is not material to our financial statements. We believe that substantially all these transactions involve economic substance and risk transference and do not constitute "wash sales".

               In August 2002 we received an informal data request from the SEC asking us to voluntarily provide documents related to "round trip" or "wash" trades. We have provided the requested information to the SEC.

               In September 2002 we received a subpoena from FERC requesting information about our natural gas transactions and their potential impact on gas commodity prices in the New York City area. We responded to the subpoena in October 2002.

               On October 9, 2002, AEP dismissed several employees involved in natural gas marketing and trading after the company determined that they provided inaccurate price information for use in indexes compiled and published by trade publications. We have and will continue to provide to the FERC and the CFTC information relating to price data given to energy industry publications.

        FERC Proposed Security Standards - Affecting AEP System

               In July 2002 the FERC published for comment its proposed security standards as part of the Standards for Market Design (SMD). These standards are intended to ensure all market participants have a basic security program that effectively protects the electric grid and related market activities and required compliance by January 1, 2004. The impact of these proposed standards is far-reaching and has significant penalties for non-compliance. These standards apply to marketers, transmission owners, and power producers. For the AEP System this includes: regulated and non-regulated power generation plants, transmission systems, distribution systems, regulated and non-regulated energy trading, and related areas of business. These standards represent a significant effort that will impact the entire AEP System. Unless the cost can be recovered from customers, results of operations and cash flows would be adversely affected.

        FERC Market Power Mitigation  - Affecting AEP System

               A FERC order on AEP's triennial market based wholesale power rate authorization update required certain mitigation actions that AEP would need to take for sales/purchases within its control area and required AEP to post information on its website regarding its power systems status. As a result of a request for rehearing filed by AEP and other market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. No such conference has been held and management is unable to predict the timing of any further action by the FERC or its affect on future results of operations and cash flows.

        Minority Interest in Finance Subsidiary - Affecting AEP

               In August 2001 AEP formed Caddis Partners, LLC (Caddis), a consolidated subsidiary, and sold a non-controlling preferred member interest in Caddis to an unconsolidated special purpose entity (Steelhead) for $750 million. Under the provisions of the Caddis formation agreements, the preferred member interest receives quarterly a preferred return equal to an adjusted floating reference rate. The $750 million received replaced interim funding used to acquire Houston Pipe Line Company in June 2001.

               The preferred interest is supported by natural gas pipeline assets and $321.4 million of preferred stock issued by an AEP subsidiary to the AEP affiliate which has the managing member interest in Caddis. Such preferred stock is convertible into AEP common stock upon the occurrence of certain events including AEP's stock price closing below $18.75 for ten consecutive trading days. AEP can elect not to have the transaction supported by such preferred stock if the preferred interest were reduced by $225 million. In addition, Caddis has the right to redeem the preferred member interest at any time.

               The initial period of the preferred interest is through August 2006. At the end of the initial period, Caddis will either reset the preferred rate, re-market the preferred member interests to new investors, redeem the preferred member interests, in whole or in part including accrued return, or liquidate in accordance with the provisions of applicable agreements.

               Steelhead has the right to terminate the transaction and liquidate Caddis upon the occurrence of certain events including a default in the payment of the preferred return. Steelhead's rights include: forcing a liquidation of Caddis and acting as the liquidator, and requiring the conversion of the $321.4 million of AEP subsidiary preferred stock into AEP common stock. If the preferred member interest exercised its rights to liquidate under these conditions, then AEP would evaluate whether to refinance at that time or relinquish the assets that support the preferred member interest. Liquidation of the preferred interest or of Caddis could negatively impact AEP's liquidity.

               Caddis and the AEP subsidiary which acts as its managing member are each a limited liability company, with a separate existence and identity from its members, and the assets of each are separate and legally distinct from AEP. The results of operations, cash flows and financial position of Caddis and such managing member are consolidated with AEP for financial reporting purposes. The preferred member interest and payments of the preferred return are reported on AEP's income statement and balance sheet as Minority Interest in Finance Subsidiary.

        Foreign Distribution Projects - Affecting AEP

               We own a 44% equity interest in Vale, a Brazilian electric operating company which was purchased for a total of $149 million. On December 1, 2001 we converted a $66 million note receivable and accrued interest into a 20% equity interest in Caiua (Brazilian electric operating company), a subsidiary of Vale. Vale and Caiua have experienced losses from operations and our investment has been affected by the devaluation of the Brazilian Real. The cumulative equity share of operating and foreign currency translation losses through September 30, 2002 is approximately $88 million and $105 million, respectively. The cumulative equity share of operating and foreign currency translation losses through December 31, 2001 was approximately $71 million and $83 million, respectively. Both investments are covered by a put option, which, if exercised, requires our partners in Vale to purchase our Vale and Caiua shares at a minimum price equal to the U.S. dollar equivalent of the original purchase price. As a result, management has concluded that the investment carrying amount should not be reduced below the put option value unless it is deemed to be an other than temporary impairment and our partners in Vale are deemed unable to fulfill their responsibilities under the put option. In January 2002, management evaluated through an independent third-party, the ability of its Vale partners to fulfill their responsibilities under the put option agreement and concluded that our partners should be able to fulfill their responsibilities.

               During 2002, Vale and other participants in the electricity industry in Brazil have experienced reduced cash flows due to the effects of significant currency devaluation, electricity rationing, and lower than expected tariffs and demand. There is additional uncertainty related to the current political environment and the ability to obtain higher future tariffs from regulators. Vale has principal payments of $55 million due in November of 2002 and is currently attempting to refinance or restructure debt and sell assets in order to improve its cash flows.

               The ability of Vale to honor its responsibilities under the put obligation is dependent on its current and future cash flows and its ability to refinance or restructure debt and sell assets. Due to Vale's cash flow difficulties and the current industry and market conditions in Brazil, we are updating the previous reviews of the collectibility and value of the put option in order to determine if there is an other than temporary impairment of our $215 million investment.

        Investments in Telecommunications Companies - Affecting AEP

               AEP provides telecommunications services to business and telecommunication companies through a broadband fiber optic network. AEP conducts its operations through an ownership interest in a joint venture, AFN Networks, LLC (AFN), and through its AEP Communications and C3 subsidiaries.

               Management is currently reassessing its telecommunications business strategy and considering certain changes that could include the reorganization, divestiture or dissolution of AFN. Management is also considering a reorganization or divestiture of its other telecommunications operations in order to optimize the value of such assets. The review of the telecommunications business strategy, which was started in the third quarter of 2002, is expected to be completed in the fourth quarter of 2002. In connection with the completion of this assessment, management will review its investment in telecommunication companies for any impairment of value. Management is unable to determine the extent of any impairment until such evaluation is complete. At September 30, 2002, AEP's investment in telecommunications companies was approximately $252 million.

        Wind Project - Affecting WTU

               WTU is assessing recoverability of certain wind generating assets due to performance concerns. The net book value of these assets is approximately $5 million as of September 30, 2002.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.

10. PLANT CLOSING AND STAFF REDUCTIONS

               In September 2002 AEP proposed closing 16 gas-fired power plants in the ERCOT control area of Texas (8 WTU plants and 8 CPL plants). ERCOT indicated that it may designate some of those plants as "reliability must run" (RMR) status. In October ERCOT designated seven RMR plants (3 WTU plants and 4 CPL plants) and approved AEP's plan to inactivate nine other plants (5 WTU plants and 4 CPL plants). The process of moving the plants to inactive status will take up to two months. Employees of the plants to become inactive (approximately 183) will be eligible for severance and outplacement services.

               RMR plants are required to ensure the reliability of the power grid, even if electricity from those plants is not required to meet market needs. ERCOT and AEP negotiated interim contracts for the remainder of 2002 for the seven RMR plants. It is expected that 2003 RMR requirements will be announced before the end of 2002.

               As a result of the decision to inactivate WTU plants, a write-down of utility assets of approximately $34 million (pre-tax) was recorded in Other Operation expense during the third quarter. The decision to inactivate the CPL plants resulted in a write-down of utility assets of approximately $100 million which was deferred and recorded in Regulatory Assets.

               Inventory on hand to service the 16 plants is being evaluated for use at other plants within the AEP System as a part of the closing process. A write-down, if any, associated with inventory becoming obsolete as a result of the plant closings will be recorded as identified during the closing process. Severance benefit arrangements for employees at these plants are expected to be finalized in the fourth quarter of 2002.

           REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, ACCOUNTING POLICIES AND OTHER MATTERS

        This is our combined presentation of management's discussion and analysis of financial condition, accounting policies and other matters for AEP and its registrant subsidiaries. Management's discussion and analysis of results of operations for AEP and each of its registrant subsidiaries for the quarter and year-to-date period ended September 30, 2002 is presented with their financial statements earlier in this document.

FINANCIAL CONDITION

Credit Ratings
        The rating agencies have been conducting credit reviews of AEP and its registrant subsidiaries as we prepare for corporate separation.
In April 2002 Moody's Investors Service placed AEP and five of its registrant subsidiaries (CPL, CSPCo, OPCo, SWEPCo and WTU) on credit rating watch for possible downgrade. The review of SWEPCo could conclude with more than a one notch downgrade. Moody's confirmed the credit ratings of four of AEP registrant subsidiaries (APCo, I&M, KPCo, and PSO). In May 2002, Standard & Poors confirmed AEP and its registrant subsidiaries senior unsecured debt rating and lowered First Mortgage Bond ratings of all the registrant subsidiaries to "BBB+" from "A". AEP's commercial paper programs' short-term ratings of A2 and P2 with stable outlook have been confirmed by Standard and Poor's and Moody's, respectively.
        In June 2002 Fitch Ratings Service downgraded SWEPCo from A to A- for senior unsecured notes, but had no further rating actions. Fitch has all companies on stable outlook and the commercial paper rating is stable at F-2.
        The review of the companies' debt position and credit rating is being completed at our request in anticipation of corporate separation. We are working with the rating agencies and providing information to support AEP's current credit rating. If our credit ratings are lowered, the interest rates we pay on borrowings will potentially rise.
        At September 30, 2002, the ratings of AEP's subsidiaries' first mortgage bonds are listed in the following table:

Company                      Moody's      S&P        Fitch

APCo                         A3           BBB+       A-
CPL                          A3           BBB+       A
CSPCo                        A3           BBB+       A
I&M                          Baa1         BBB+       BBB+
KPCo                         Baa1         BBB+       BBB+
OPCo                         A3           BBB+       A-
PSO                          A1           BBB+       A+
SWEPCo                       A1           BBB+       A
WTU                          A2           BBB+       A

         The ratings at September 30, 2002 for senior unsecured debt are listed in the following table:

Company                      Moody's      S&P        Fitch

AEP                          Baa1         BBB+       BBB+
AEP Resources*               Baa1         BBB+       BBB+
APCo                         Baa1         BBB+       BBB+
CPL                          Baa1         BBB+       BBB+
CSPCo                        A3           BBB+       A-
I&M                          Baa2         BBB+       BBB
KPCo                         Baa2         BBB+       BBB
OPCo                         A3           BBB+       BBB+
PSO                          A2           BBB+       A
SWEPCo                       A2           BBB+       A-
WTU                           -           BBB+       -

*The rating is for a series of senior notes issued with a Support Agreement from AEP.

Liquidity
         Liquidity, or access to cash, has become a more critical factor in determining the financial integrity of a company, particularly because of the volatility of wholesale power markets and the potential limitations that credit rating downgrades place on a company's ability to raise capital. Management is committed to preserving an adequate liquidity position and is already addressing our financial needs for 2003.
         As of September 30, 2002, we had an available liquidity position of $3.3 billion as illustrated in the table below:

Credit Facilities                     in $ Millions              Maturity
-----------------                     -------------              --------
Commercial Paper Backup Lines of Credit     $2,500*                5/03
Commercial Paper Backup Lines of Credit      1,000                 5/05
Corporate Separation Revolving Credit        1,725                 4/03
Other Revolving Credit Facilities              295                 10/03
                                            ------
         Total                              $5,520
                                            ======

Cash
US Liquidity Fund                              300**
                                            ------
Total Credit Facilities and Cash            $5,820
                                            ======

Less: Commercial Paper Outstanding           1,967
      Corporate Separation Loans               600
                                            ------
Total Available Liquidity                   $3,253
                                            ======

 * Contains one year term-out provision.
** Unrestricted and excludes $266 million of operational cash on hand.

         Our goal is to use cash from operations to fund our capital expenditures, dividends and working capital. Short-term debt is used as an interim vehicle to bridge timing differences in the needs for cash and to fund debt maturities until permanent financing is arranged.
         Short-term debt comes from a commercial paper program at the parent company. Proceeds are loaned to the subsidiaries through intercompany notes. We also operate a money pool and sell accounts receivable to provide liquidity for our domestic electric subsidiaries. The commercial paper program is backed by $3.5 billion in bank facilities of which $1 billion matures in May 2005. The remaining $2.5 billion matures in May 2003 and has a one-year term-out provision at the company's option. At September 30, 2002 approximately $1.97 billion of commercial paper was outstanding. A significant portion of the commercial paper balance is related to funding of debt maturities of the Ohio and Texas subsidiaries pending a permanent financing program as part of corporate separation. The Ohio and Texas subsidiaries plan to begin the permanent financing program in the near future and the commercial paper balance should therefore decrease substantially as early as in the fourth quarter of this year.
         AEP also has a $1.725 billion bank facility maturing in April 2003 that is available for debt refinancing in anticipation of corporate separation. At
September 30, 2002, $600 million was outstanding under that facility. We anticipate refinancing that amount as part of the permanent financing as discussed above. If the permanent financing for corporate separation is completed as planned we do not anticipate needing this facility beyond its maturity in April 2003.
         We also have revolving credit facilities in place for 300 million Euros to support the wholesale business in Europe. As of September 30, 2002, none of these amounts were drawn. As noted in the table above, AEP also maintains a $300 million cash liquidity reserve fund to support its trading and marketing operations in the U.S.
         In total, we had approximately $5.8 billion in liquidity sources of which $3.3 billion were unused and available at September 30, 2002.
         During the first nine months of 2002 cash flow from operations was $755 million, including $702 million from Net Income from Continuing Operations and $973 million from depreciation, amortization, deferred taxes, and deferred investment tax credits offset by additional working capital requirements. These additional working capital requirements reflect the one time impact of the discontinuance of the sale of accounts receivable for Texas companies and billing delays related to the transition to customer choice in Texas, higher margin requirements for gas trading, seasonal fuel inventory growth, and other miscellaneous items. Capital expenditures including acquisitions were $1,147 million. Major construction expenditures included amounts for emission control technology on several coal-fired generating units (see discussion in Note 9). Dividends on common stock were $590 million. Cash from operations, proceeds from the sale of SEEBOARD and CitiPower, and the issuance of common stock, common equity units, 15-year notes for a wind generation project and transition funding bonds provided funds to reduce debt, fund construction and pay dividends.
        During the fourth quarter of 2001, Quaker Coal Co., MEMCO Barge Line, Inc. and two coal-fired generating plants in the UK were acquired using short-term borrowings and a portion of available cash. Interim financing arrangements are being negotiated for the UK generating plants to replace a portion of the existing (pound)403 million bridge financing that is currently in place. Completion of this interim financing is anticipated prior to year-end. During 2003 long-term financing will be sought to replace the interim financing.
        In anticipation of corporate separation, CPL and WTU both initiated tenders for their first mortgage bonds in July. The cumulative amounts tendered for CPL and WTU were $406 million and $89 million, respectively. In order to pay for a portion of these retired bonds, as well as previously retired bonds, we borrowed $600 million under the $1,725 million corporate separation revolving credit facility.

        In June 2002 we issued 16 million shares of AEP common stock and 6.9 million equity units. We used the proceeds from the issuances of $968 million to establish a $300 million cash liquidity reserve and to reduce debt. The cash reserve enhances our liquidity and is included in Cash and Cash Equivalents on our consolidated balance sheet.
        Total consolidated plant and property additions including capital leases for the nine months ended September 30, 2002 were $1,148 million. The following table shows the plant and property additions by certain registrant subsidiaries:
        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $175
        CPL                            99
        I&M                            95
        OPCo                          224
        SWEPCo                         73

Completed, Pending and Possible Divestitures

         We have a strong commitment to continually evaluate the need to reallocate resources to areas that effectively match investments with our strategy and provide greater potential for meaningful financial returns, and to dispose of investments that do not meet these principles.
         In July 2002 we completed the sale of SEEBOARD, an energy delivery and power supply business in the UK, receiving net cash of approximately $941 million which was used to reduce debt. The sale resulted in a loss of $299 million (see Note 4).
         We have entered into a definitive agreement to dispose of two of our Texas retail electric providers which serve retail residential and small commercial customers in Texas. The disposal price will not be determined until a date closer to the consummation of the transaction, which is expected to be during the fourth quarter of 2002.
         In 2002 we completed the sale of CitiPower, our energy delivery and retail supply businesses in Australia. AEP received approximately $175 million in net cash which we used to reduce debt. The sale resulted in a $133 million loss (see Note 4).
         AEP provides telecommunications services to businesses and telecommunication companies through a broadband fiber optic network. AEP conducts its telecommunication operations through an ownership interest in a joint venture, AFN Networks, LLC (AFN), and through its AEP Communications and C3 subsidiaries.
        Management is currently reassessing its telecommunications business strategy and considering certain changes that could include the reorganization, divestiture or dissolution of AFN. Management is also considering a reorganization or divestiture of its other telecommunications operations in order to optimize the value of such assets. The review of the telecommunications business strategy, which was started in the third quarter of 2002, is expected to be completed in the fourth quarter of 2002. In connection with the completion of this assessment, management will review its investment in telecommunication companies for any impairment of value. Management is unable to determine the extent of any impairment until such evaluation is complete. At
September 30, 2002, AEP's investment in telecommunications companies was approximately $252 million.

        In October 2002 the City Commission of Elk City, Oklahoma voted to hold a referendum seeking voter approval of a $20.4 million acquisition of PSO's distribution assets within the city limits. The vote is expected to occur in December 2002. If the referendum passes, Elk City, per the terms of their franchise with PSO, will buy the assets at their fair market value, estimated to be approximately $20 million. Estimated annual revenues from the customers served in Elk City is $7.5 million. Management is unable to predict the result of this vote.

Corporate Separation
        As discussed in the 2001 Annual Report, we have filed with the FERC and SEC seeking approval to separate our regulated and unregulated operations. Our plan for corporate separation allows us to meet the requirements of Texas and Ohio restructuring legislation. In Texas, we intend to transfer the generation assets from the integrated electric operating companies (CPL and WTU) to unregulated generation companies. In Ohio, we intend to transfer transmission and distribution assets from the integrated companies to two new wires companies leaving CSPCo and OPCo as generating companies. We proposed amendments to the power pooling agreements to remove the four Ohio and Texas generating companies. Only those operating companies that continue to exist as integrated utilities would be included in the amended power pooling agreements, which would govern energy exchanges among members and the allocation of their off system purchases and sales. Several state commissions, wholesale customer groups and other interested parties intervened in the FERC proceeding. Negotiated settlement agreements with the state regulatory commissions and other major intervenors were filed with the FERC in December 2001. In September 2002 the FERC conditionally approved our corporate separation plan including the settlement agreements. Terms in the settlement agreements, which would be effective upon implementation of corporation separation, include extension of the base rate freeze and fuel clause cap for Indiana through 2007 and extension of certain power supply contracts. In addition, SEC approval of our corporate separation plan is required for its implementation. The Arkansas Public Service Commission intervened at the SEC which may extend the length of time needed for the SEC's review. In order to execute this separation, we may be required to retire various debt securities and will need to transfer assets between legal entities.

RTO Formation
         As discussed in the 2001 Annual Report, FERC Order No. 2000 and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW merger required the transfer of control of our transmission system to RTOs. Certain AEP subsidiaries participated in the formation of the Alliance RTO. Other subsidiaries are members of ERCOT or the SPP.
         In December 2001 the FERC rejected the Alliance RTO's filing. Subsequently, in May 2002 AEP announced an agreement with the PJM Interconnection to pursue terms for certain subsidiaries to participate in PJM. Final agreements are currently being negotiated. In July 2002 the FERC tentatively approved certain AEP subsidiaries' decision to join PJM subject to certain conditions being met. The performance of these conditions are only partially under AEP's control.

         In other RTO developments FERC recently accepted, conditionally, filings related to a proposed consolidation of the Midwest Independent System Operator (MISO) and the SPP. In that order the FERC required the AEP subsidiaries in SPP to file reasons why those subsidiaries should not be required to join MISO. In September 2002 AEP notified the FERC of a memorandum of understanding which would permit western transmission assets in SPP to participate in MISO. The SPP companies are also regulated by state public utility commissions, and the Louisiana and Arkansas commissions also filed responses to the FERC's RTO order indicating that additional analysis was required.
         Management is unable to predict the final outcome of these transmission regulatory actions and proceedings or their impact on the timing and operation of RTOs, our transmission operations or results of operations and cash flows.

ACCOUNTING POLICIES

Critical Accounting Policies - Revenue Recognition
Regulatory Accounting - The consolidated financial statements of AEP and the financial statements of electric operating subsidiary companies with cost-based rate-regulated operations (APCo, CPL, CSPCo, OPCo, SWEPCo, WTU, I&M, KPCo, PSO), reflect the actions of regulators that can result in the recognition of revenues and expenses in different time periods than enterprises that are not rate regulated. In accordance with SFAS 71, regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation by matching expenses with their recovery through regulated revenues in the same accounting period and by matching income with its passage to customers through regulated revenues in the same accounting period. Regulatory liabilities are also recorded to provide currently for refunds to customers that have not yet been made.

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

Traditional Electricity Supply and Delivery Activities - Revenues are recognized on the accrual or settlement basis for normal retail and wholesale electricity supply sales and electricity transmission and distribution delivery services. The revenues are recognized in our income statement when the energy is delivered to the customer and include unbilled as well as billed amounts. In general, expenses are recorded when purchased electricity is received and when expenses are incurred.

Domestic Gas Pipeline and Storage Activities - Revenues are recognized from domestic gas pipeline and storage services when gas is delivered to contractual meter points or when services are provided. Transportation and storage revenues also include the accrual of earned, but unbilled and/or not yet metered gas.
         Substantially all of the forward gas purchase and sale contracts, excluding wellhead purchases of natural gas, swaps and options for the domestic pipeline operations, qualify as derivative financial instruments as defined by SFAS 133. Accordingly, net gains and losses resulting from revaluation of these contacts to fair value during the period are recognized currently in the results of operations, appropriately discounted and net of applicable credit and liquidity reserves.

Energy Marketing and Trading Activities - AEP engages in non-regulated wholesale electricity and natural gas marketing and trading transactions (trading activities). A portion of the revenues and costs associated with AEP's wholesale electricity trading activities is allocated to CPL, SWEPCo, PSO and WTU and to members of the AEP Power Pool (APCo, CSPCo, I&M, KPCo, OPCo). AEP's trading activities involve the purchase and sale of energy under forward contracts at fixed and variable prices and the buying and selling of financial energy contracts which include exchange traded futures and options and over-the-counter options and swaps; however CPL, SWEPCo, PSO and WTU are only allocated a portion of the forward transactions.

         AEP recognizes revenues from trading activities generally based on changes in the fair value of open energy trading contracts. Recording the net change in the fair value of open trading contracts prior to settlement is commonly referred to as mark-to-market (MTM) accounting. Under MTM accounting the change in the unrealized gain or loss throughout a contract's term is recognized in each accounting period. When the contract settles, that is, the energy is actually delivered in a sale or received in a purchase or the parties agree to forego delivery and receipt and net settle in cash, the unrealized gain or loss is reversed out of revenues and the actual realized cash gain or loss is recognized. Unrealized mark-to-market gains and losses are included in the Balance Sheet as "Energy Trading and Derivative Contracts." Our cost-based rate-regulated electric public utility companies (I&M, KPCo, PSO, and a portion of SWEPCo) defer, as regulatory liabilities (unrealized gains) or regulatory assets (unrealized losses), changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area. AEP's traditional marketing area is up to two transmission systems from the AEP service territory. For contracts which are outside of AEP's traditional marketing area, the change in fair value is included in nonoperating income on a net basis.

         The majority of trading activities represent physical forward contracts that are typically settled by entering into offsetting contracts. An example of our energy trading activities is when, in January, we enter into a forward sales contract to deliver energy in July. At the end of each month until the contract settles in July, we would record any difference between the contract price and the market price as an unrealized gain or loss in revenues. In July when the contract settles, we would realize a gain or loss in cash and reverse to revenues the previously recorded cumulative unrealized gain or loss. Prior to settlement, the change in the fair value of physical forward sale and purchase contracts is included in revenues on a net basis. Upon settlement of a forward trading contract, the amount realized for a sales contract and the realized cost for a purchase contract are included on a net basis in revenues with the prior change in unrealized fair value reversed out of revenues.

         For I&M, PSO, KPCo and a portion of SWEPCo, when the contract settles the total gain or loss is realized in cash and the impact on the income statement depends on whether the contract's delivery points are within or outside of AEP's traditional marketing area. For contracts with delivery points in AEP's traditional marketing area, the total gain or loss realized in cash for sales and the cost of purchased energy are included in revenues on a net basis. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are deferred as regulatory liabilities (gains) or regulatory assets (losses). For contracts with delivery points outside of AEP's traditional marketing area only the difference between the accumulated unrealized net gains or losses recorded in prior periods and the cash proceeds is recognized in the income statement as nonoperating income. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis. Unrealized mark-to-market gains and losses are included in the Balance Sheet as energy trading contract assets or liabilities as appropriate.

           For APCo, CSPCo and OPCo, depending on whether the delivery point for the electricity is in AEP's traditional marketing area or not determines where the contract is reported in the income statement. Physical forward trading sale and purchase contracts with delivery points in AEP's traditional marketing area are included in revenues on a net basis. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts in AEP's traditional marketing area are also included in revenues on a net basis. Physical forward sale and purchase contracts for delivery outside of AEP's traditional marketing area are included in nonoperating income when the contract settles. Prior to settlement, changes in the fair value of physical forward sale and purchase contracts with delivery points outside of AEP's traditional marketing area are included in nonoperating income on a net basis.

         Continuing with the above example for AEP, APCo, OPCo, CPL, WTU, CSPCo and a portion of SWEPCo, assume that later in January or sometime in February through July we enter into an offsetting forward contract to buy energy in July. If we do nothing else with these contracts until settlement in July and if the commodity type, volumes, delivery point, schedule and other key terms match, then the difference between the sale price and the purchase price represents a fixed value to be realized when the contracts settle in July. Mark-to-market accounting for these contracts from this point forward will have no further impact on operating results but has an offsetting and equal effect on trading contract assets and liabilities. If the sale and purchase contracts do not match exactly as to commodity type, volumes, delivery point, schedule and other key terms, then there could be continuing mark-to-market effects on revenues from recording additional changes in fair values using mark-to-market accounting.

         For AEP, the trading of energy options, futures and swaps, represents financial transactions with unrealized gains and losses from changes in fair values reported net in revenues until the contracts settle. When these contracts settle, we record the net proceeds in revenues and reverse to revenues the prior cumulative unrealized net gain or loss. APCo, CSPCo, OPCo, I&M and KPCo also have financial transactions, but record the unrealized gains and losses, as well as the net proceeds upon settlement, in nonoperating income.

         The fair values of open short-term trading contracts are based on exchange prices and broker quotes. We mark-to-market open long-term trading contracts based primarily on valuation models that estimate future energy prices based on existing market and broker quotes and supply and demand market data and assumptions. The fair values determined are reduced by reserves to adjust for credit risk and liquidity risk. Credit risk is the risk that the counterparty to the contract will fail to perform or fail to pay amounts due AEP. Liquidity risk represents the risk that imperfections in the market will cause the price to be less than or more than what the price should be based purely on supply and demand. There are inherent risks related to the underlying assumptions in models used to fair value open long-term trading contracts. We have independent controls to evaluate the reasonableness of our valuation models. However, energy markets, especially electricity markets, are imperfect and volatile and unforeseen events can and will cause reasonable price curves to differ from actual prices throughout a contract's term and when contracts settle. Therefore, there could be significant adverse or favorable effects on future results of operations and cash flows if market prices at settlement do not correlate with the aforementioned valuation models. This is particularly true for long-term contracts.

         AEP applies MTM accounting to derivatives that are not trading contracts in accordance with generally accepted accounting principles. Derivatives are contracts whose value is derived from the market value of an underlying commodity.

         Volatility in energy commodities markets affects the fair values of all of our open trading and derivative contracts exposing us to market risk and causing our results of operations to be subject to volatility. See "Quantitative and Qualitative Disclosures About Market Risks" section of this report for a discussion of the policies and procedures used to manage our exposure to market and other risks from trading activities.

New Accounting Pronouncements

           During 2002, the EITF discussed Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Contracts under Issues No. 98-10 and 00-17" (EITF 02-3) and reached consensus on certain issues. EITF 98-10,
"Accounting for Contracts Involving Energy Trading and Risk Management Activities," requires that energy trading contracts be accounted for at fair value. EITF 02-3 rescinds Issue No. 98-10 effective for any new contracts entered into after October 25, 2002. For energy trading contracts entered into through October 25, 2002, such contracts will continue to be accounted for at fair value through December 31, 2002. Effective January 1, 2003, such contracts are required to be accounted for at historical cost and we will report this as a cumulative effect of an accounting change. Our energy contracts that qualify as derivatives will continue to be accounted for at fair value under SFAS 133.
           EITF 02-3 requires that energy trading contracts and derivatives, whether settled financially or physically, be reported in the income statement on a net basis effective January 1, 2003. Previous guidance in EITF 98-10 permitted non-financial settled energy trading contracts to be reported either gross or net in the income statement. Prior to the third quarter of 2002, we recorded and reported upon settlement, sales under forward trading contracts as revenues and purchases under forward trading contracts as purchased energy expenses. Effective July 1, 2002, we reclassified such forward trading revenues and purchases on a net basis, as permitted by EITF 98-10. The reclassification of such trading activity to a net basis of reporting resulted in a substantial reduction in both revenues and purchased energy expense, but did not have any impact on our financial condition, results of operations or cash flows.
           The FASB issued SFAS 146 which addresses accounting for costs associated with exit or disposal activities. This statement supersedes previous accounting guidance, principally EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The timing of recognizing future costs related to exit or disposal activities, including restructuring, as well as the amounts recognized may be affected by SFAS 146. We will adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

OTHER MATTERS

Industry Restructuring
         As discussed in Note 5 and the 2001 Annual Report, restructuring and customer choice began in four of the eleven state retail jurisdictions in which the AEP electric utility companies operate. Restructuring legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the supply of electricity. Customer choice of electricity supplier began on January 1, 2001 for Ohio customers and on January 1, 2002, for Michigan, Texas and Virginia customers. In the Texas jurisdiction, competition began in the ERCOT area but was delayed in the SPP area. In Ohio, Michigan and Virginia virtually all customers continue to receive electric generation, transmission and distribution services from our electric operating companies.

         On June 27, 2002, the Ohio Consumers' Counsel,  Industrial Energy Users
- Ohio and American Municipal Power - Ohio filed a complaint with the PUCO alleging that CSPCo and OPCo have violated the PUCO's orders regarding implementation of their transition plan and violated other applicable law by failing to participate in an RTO.

         The complainants seek, among other relief, an order from the PUCO suspending collection of transition charges by CSPCo and OPCo until transfer of control of their transmission assets has occurred, pricing standard offer electric generation effective January 1, 2006 at the market price used by the companies to estimate transition costs and imposing a $25,000 per company forfeiture for each day AEP fails to comply with its commitment to transfer control of transmission assets to an RTO.

         Due to FERC delays in the approval of our RTO filings, CSPCo and OPCo have been delayed in the implementation their RTO participation plans. We continue to pursue integration of CSPCo, OPCo and other AEP East electric operating companies into PJM and anticipate completing that integration in 2003. Management is unable to predict the timing of FERC's final approval of RTO participation.

         In 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period beginning January 1, 2002 in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings be used to reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. The PUCT currently estimates that CPL will have no stranded cost and has ordered the rate reduction to return excess earnings, pending the outcome of the 2004 true-up proceeding. CPL expensed excess earnings amounts in 1999, 2000 and 2001. Consequently, the order has no effect on reported net income.

         Beginning January 1, 2002, fuel costs for CPL and WTU in ERCOT are no longer subject to PUCT fuel reconciliation proceedings under the Texas Restructuring Legislation. Consequently, CPL and WTU will file final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ended December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding. The elimination of the fuel clause recoveries in 2002 in Texas will subject AEP to the risk of fuel market price increases and could adversely affect future results of operations.

         In order to obtain a market value of generating plant for purposes of determining stranded costs for the 2004 true-up proceeding, CPL anticipates filing a plan of divestiture with the PUCT in the fourth quarter of 2002 seeking approval of a sales process for all of its generating facilities.

         Two unaffiliated Texas utilities reached settlement agreements approved by the PUCT regarding recovery of stranded generation costs. CPL is not presently engaged in any settlement discussions with the PUCT. Under the Texas Legislation, a 2004 true-up proceeding will determine recovery of stranded costs including final fuel recovery balances, net regulatory assets, certain environmental costs, accumulated excess earnings and other issues. CPL's generation-related regulatory assets subject to recovery as stranded costs are approximately $1.1 billion of which $949 million has been securitized for recovery through distribution rates pending the 2004 true-up proceeding's determination of stranded cost recovery. WTU and SWEPCo do not have any recoverable Texas generation-related regulatory assets.

         In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover all or a portion of their generation-related regulatory assets, unrecovered fuel balances, stranded plant costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Reduction of Trading Exposure
         In October 2002, we announced our plans to reduce our exposure to speculative energy trading markets and to downsize our trading and wholesale marketing operations. It is expected that in the future our trading and marketing operations will be limited to risk management around our assets.

Litigation
Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M,
      and OPCo
        As discussed in the 2001 Annual Report, AEPSC, APCo, CSPCo, I&M, and OPCo have been involved in litigation since 1999 regarding generating plant emissions under the Clean Air Act. Federal EPA and a number of states alleged APCo, CSPCo, I&M, OPCo and eleven unaffiliated utilities made modifications to generating units at coal-fired generating plants in violation of the Clean Air Act. Federal EPA filed complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.

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

        In February 2001 the government filed a motion requesting a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The District Court dismissed the motion as premature. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.
        Management is unable to estimate the loss or range of loss related to the contingent liability for civil penalties under the Clear Air Act proceedings and unable to predict the timing of resolution of these matters due to the number of alleged violations and the significant number of issues yet to be determined by the Court. In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates and market prices for electricity.
        In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement with Federal EPA and other parties to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing between the parties in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future results of operations and cash flows.

NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and
    SWEPCo
        Federal EPA issued a NOx Rule requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule has been upheld on appeal. The compliance date for the NOx Rule is May 31, 2004.
        The NOx Rule required states to submit plans to comply with its provisions. In 2000 Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit approvable compliance plans which could have resulted in the imposition of stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA assumption of state air quality management programs. Most of those states have submitted conforming compliance plans and the appeal filed by AEP subsidiaries and other utilities in the D.C. Circuit Court to review this ruling has been dismissed.
        In 2000 Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposed emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. Affected utilities including certain AEP operating companies, petitioned the D.C. Circuit Court to review the Section 126 Rule.

        After review, the D.C. Circuit Court instructed Federal EPA to justify the methods it used to allocate allowances and project growth for both the NOx Rule and the Section 126 Rule. AEP subsidiaries and other utilities requested that the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. In August 2001 the D.C. Circuit Court issued an order tolling the compliance schedule until Federal EPA responded to the Court's remand. On April 30, 2002, Federal EPA announced that May 31, 2004 is the compliance date for the Section 126 Rule. Federal EPA published a notice in the Federal Register in May 2002 advising that no changes in the growth factors used to set the NOx budgets were warranted. In June 2002 AEP subsidiaries joined other utilities and industrial organizations in seeking a review of Federal EPA's action in the D.C. Circuit Court.
        In 2000 the Texas Commission on Environmental Quality (formerly the Texas Natural Resource Conservation Commission) adopted rules requiring significant reductions in NOx emissions from utility sources, including CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.
        AEP is installing a variety of emission control technologies to reduce NOx emissions to comply with the applicable state and Federal NOx requirements. This includes selective catalytic reduction (SCR) technology on certain units and non-SCR technologies on a larger number of units. During 2001 SCR systems commenced operations on OPCo's Gavin Plant. Installation of SCR technology on Amos and Mountaineer plants was completed and commenced operation in May 2002. Construction of SCR technology at certain other AEP generating units continues. Non-SCR technologies have been installed and begun operation on a number of units across the AEP System and additional units will be equipped with these technologies.
        The AEP NOx compliance plan is a dynamic plan that is continually reviewed and revised as new information becomes available on the performance of installed technologies and the cost of planned technologies. Certain compliance steps may or may not be necessary dependent on this information. The result is that the plan has a range of possible outcomes. Our current estimate indicates that AEP's compliance with the NOx Rule, the Texas Commission on Environmental Quality rule and the Section 126 Rule could result in required capital expenditures in the range of $1.3 billion to $2 billion, including amounts spent through September 30, 2002. The range in the cost estimate reflects the uncertainty over the need for certain SCR projects.
        The following table shows the estimated range of compliance costs for certain of AEP's registrant subsidiaries.

                                     Company                Amount
                                     -------                ------
                                                           (in millions)

                                     APCo                   $445
                                     CPL                      5
                                     I&M                    42-210
                                     OPCo                  535-864
                                     SWEPCo                  40

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

Enron Bankruptcy -  Affecting AEP, APCo, CSPCo, I&M, KPCo and OPCo
         On October 15, 2002, certain subsidiaries of AEP filed claims against Enron Corp. and its subsidiaries in the bankruptcy proceeding filed by the Enron entities which are pending in the U.S. Bankruptcy Court for the Southern District of New York. At the date of Enron's bankruptcy AEP had open trading contracts and trading accounts receivables and payables with Enron. In addition, on May 31, 2001, we purchased Houston Pipe Line Company (HPL) from Enron. Various HPL related contingencies and indemnities remained unsettled at the date of Enron's bankruptcy. The timing of the resolution of the claims by the Bankruptcy Court is not certain.
               In connection with the 2001 acquisition of HPL, we acquired exclusive rights to use and operate the underground Bammel gas storage facility pursuant to an agreement with BAM Lease Company, a now-bankrupt subsidiary of Enron. This exclusive right to use the referenced facility is for a term of 30 years, with a renewal right for another 20 years and includes the use of the Bammel storage reservoir and the related compression, treating and delivery systems. We also entered into an agreement with BAM Lease Company which grants the right to use approximately 65 billion cubic feet of cushion gas (or pad gas) required for the normal operation of the Bammel gas storage facility. The Bammel Gas Trust, which purportedly owned approximately 55 billion cubic feet of the gas, had entered into a financing arrangement in 1997 with Enron and a group of banks. These banks purported to have certain rights to the gas in certain events of default. In connection with AEP's acquisition of HPL, the banks entered into an agreement granting HPL's use of the cushion gas and released HPL from liabilities and obligations under the financing arrangement. HPL was thereafter informed by the banks of a purported default under the terms of the referenced financing arrangement. In July 2002 the banks filed a lawsuit against HPL seeking a declaratory judgment that they have a valid and enforceable security interest in this cushion gas which would permit them to cause the withdrawal of this gas from the storage facility. In September 2002 HPL filed a general denial and certain counterclaims against the banks. Management is unable to predict the outcome of this lawsuit or its impact on results of operations and cash flows.
          In the fourth quarter of 2001 AEP provided $47 million ($31 million net of tax) for our estimated loss from the Enron bankruptcy. The amounts for certain subsidiary registrants were:
                                                                      Amounts
                                           Amounts                     Net of
        Registrant                        Provided                      Tax
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

           The amounts provided were based on an analysis of contracts where AEP and Enron are counterparties, the offsetting of receivables and payables, the application of deposits from Enron and management's analysis of the HPL related purchase contingencies and indemnifications. If there are any adverse developments in the bankruptcy proceeding or the lawsuit related to the cushion gas financing agreement our future results of operations, cash flows and possibly financial condition could be adversely impacted.

Shareholder Lawsuits - Affecting AEP
         In October and November 2002 several lawsuits alleging securities law violations and seeking class action certification were filed in Federal District Court, Columbus, Ohio against AEP, certain AEP executives and in some of the lawsuits against certain investment banking firms. Some of the lawsuits claim that AEP failed to disclose that alleged "round trip" trades resulted in an overstatement of revenues and all of the lawsuits claim that AEP failed to disclose that AEP traders falsely reported energy prices to trade publications that publish gas price indices. The plaintiffs seek recovery of an unstated amount of compensatory damages, attorney fees and costs. The time period within which others may file to attempt to become lead plaintiff will end in late December 2002. AEP cannot predict whether any additional lawsuits will be filed. AEP intends to vigorously defend against these actions.

Spent Nuclear Fuel Disposal Fund Litigation - Affecting AEP, CPL and I&M
           As discussed in the 2001 Annual Report, I&M and STPNOC, on behalf of STP's joint owners, joined a lawsuit against DOE, filed in November 2000 by unaffiliated utilities, related to DOE's nuclear waste fund cost recovery settlement with PECO Energy Company (now Exelon Generation Company, LLC). The settlement adjusted the fees Exelon was required to pay to DOE for disposal of SNF. The fee adjustment allowed Exelon to skip payments to the DOE to make up for Exelon's damages from DOE's breach of its contract obligation to dispose of SNF from commercial nuclear power plants. The companies believed the settlement was unlawful as it would have forced other utilities (rather than DOE) to compensate Exelon for the damages it had incurred from DOE's breach of contract. In September 2002 the U.S. Court of Appeals for the Eleventh Circuit found that DOE acted improperly by adopting the fee adjustment provision of this settlement, that the fee adjustment provisions of the settlement harmed other utilities who pay into the fund and violated the federal nuclear waste management laws and that the fee adjustment provisions of the settlement were null and void.

Arbitration of Williams Claim - Affecting AEP
           In October 2002 AEP filed its demand for arbitration with the American Arbitration Association to initiate formal arbitration proceedings in a dispute with the Williams Companies (Williams). The proceeding results from Williams' failure to provide the monetary security required for natural gas deliveries by AEP. Consequently, both parties claimed default and terminated all outstanding natural gas and electric power trading deals among the various Williams and AEP affiliates. Williams claimed that AEP owes approximately $130 million in connection with the termination and liquidation of all trading deals. AEP believes it has valid claims arising from Williams actions and is seeking, in part, a determination that either no amount is due or that a lesser amount is due from AEP to Williams and the extent of any other damages and legal or equitable relief available. Although management is unable to predict the outcome of this matter, it is not expected to have a material impact on results of operations, cash flows or financial condition.

Energy Market Investigations - Affecting AEP
        In February 2002 the FERC issued an order directing its Staff to conduct a fact-finding investigation into whether any entity, including Enron Corp., manipulated short-term prices in electric energy or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West, for the period January 1, 2000, forward. In April 2002 AEP furnished certain information to the FERC in response to their related data request.
        Pursuant to the FERC's February order, on May 8, 2002, the FERC issued further data requests, including requests for admissions, with respect to certain trading strategies engaged in by Enron Corp. and, allegedly, traders of other companies active in the wholesale electricity and ancillary services markets in the West, particularly California, during the years 2000 and 2001. This data request was issued to AEP as part of a group of over 100 entities designated by the FERC as all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator and/or the California Power Exchange.
        The May 8, 2002 FERC data request required senior management to conduct an investigation into our trading activities during 2000 and 2001 and to provide an affidavit as to whether we engaged in certain trading practices that the FERC characterized in the data request as being potentially manipulative. Senior management complied with the order and denied our involvement with those trading practices.
        On May 21, 2002, the FERC issued a further data request with respect to this matter to us and over 100 other market participants requesting information for the years 2000 and 2001 concerning "wash", "round trip" or "sale/buy back" trading in the Western System Coordinating Council (WSCC), which involves the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price (collectively, "wash sales"). Similarly, on May 22, 2002, the FERC issued an additional data request with respect to this matter to us and other market participants requesting similar information for the same period with respect to the sale of natural gas products in the WSCC and Texas. After reviewing our records, we responded to the FERC that we did not participate in any "wash sale" transactions involving power or gas in the relevant market. We further informed the FERC that certain of our traders did engage in trades on the Intercontinental Exchange, an electronic electricity trading platform owned by a group of electricity trading companies, including us, on September 21, 2001, the day on which all brokerage commissions for trades on that exchange were donated to charities for the victims of the September 11, 2001 terrorist attacks, which do not meet the FERC criteria for a "wash sale" but do have certain characteristics in common with such sales. In response to a request from the California attorney general for a copy of AEP's responses to the FERC inquires, we provided the pertinent information.

        The PUCT also issued similar data requests to AEP and other power marketers. AEP responded to such data request by the July 2, 2002 response date. The US Commodity Futures Trading Commission (CFTC) issued a subpoena on June 17, 2002 requesting information with respect to "wash sale" trading practices. We responded to CFTC. In addition, the US Department of Justice made a civil investigation demand to us and other electric generating companies concerning their investigation of the Intercontinental Exchange. We have recently completed a review of our trading activities in the United States for the last three years involving sequential trades with the same terms and counterparties. The revenue from such trading is not material to our financial statements. We believe that substantially all these transactions involve economic substance and risk transference and do not constitute "wash sales".
        In August 2002 we received an informal data request from the SEC asking us to voluntarily provide documents related to "round trip" or "wash" trades. We have provided the requested information to the SEC.
        In September 2002 we received a subpoena from FERC requesting information about our natural gas transactions and their potential impact on gas commodity prices in the New York City area. We responded to the subpoena in October 2002.
        On October 9, 2002, AEP dismissed several employees involved in natural gas marketing and trading after the company determined that they provided inaccurate price information for use in indexes compiled and published by trade publications. We have and will continue to provide to the FERC and the CFTC information relating to price data given to energy industry publications.

Foreign Distribution Projects - Affecting AEP
        We own a 44% equity interest in Vale, a Brazilian electric operating company which was purchased for a total of $149 million. On December 1, 2001 we converted a $66 million note receivable and accrued interest into a 20% equity interest in Caiua (Brazilian electric operating company), a subsidiary of Vale. Vale and Caiua have experienced losses from operations and our investment has been affected by the devaluation of the Brazilian Real. The cumulative equity share of operating and foreign currency translation losses through September 30, 2002 is approximately $88 million and $105 million, respectively. The cumulative equity share of operating and foreign currency translation losses through December 31, 2001 was approximately $71 million and $83 million, respectively. Both investments are covered by a put option, which, if exercised, requires our partners in Vale to purchase our Vale and Caiua shares at a minimum price equal to the U.S. dollar equivalent of the original purchase price. As a result, management has concluded that the investment carrying amount should not be reduced below the put option value unless it is deemed to be an other than temporary impairment and our partners in Vale are deemed unable to fulfill their responsibilities under the put option. In January 2002, management evaluated through an independent third-party, the ability of its Vale partners to fulfill their responsibilities under the put option agreement and concluded that our partners should be able to fulfill their responsibilities.
        During 2002, Vale and other participants in the electricity industry in Brazil have experienced reduced cash flows due to the effects of significant currency devaluation, electricity rationing, and lower than expected tariffs and demand. There is additional uncertainty related to the current political environment and the ability to obtain higher future tariffs from regulators. Vale has principal payments of $55 million due in November of 2002 and is currently attempting to refinance or restructure debt and sell assets in order to improve its cash flows.
        The ability of Vale to honor its responsibilities under the put obligation is dependent on its current and future cash flows and its ability to refinance or restructure debt and sell assets. Due to Vale's cash flow difficulties and the current industry and market conditions in Brazil, we are updating the previous reviews of the collectibility and value of the put option in order to determine if there is an other than temporary impairment of our $215 million investment.

FERC Proposed Security Standards - Affecting AEP System
        In July 2002 the FERC published for comment its proposed security standards as part of the Standards for Market Design (SMD). These standards are intended to ensure all market participants have a basic security program that effectively protects the electric grid and related market activities and require compliance by January 1, 2004. The impact of these proposed standards is far-reaching and has significant penalties for non-compliance. These standards apply to marketers, transmission owners, and power producers. For the AEP System this includes: regulated and non-regulated power generation plants, transmission systems, distribution systems, regulated and non-regulated energy trading, and related areas of business. These standards represent a significant effort that will impact the entire AEP System. Unless the cost can be recovered from customers, results of operations and cash flows would be adversely affected.

FERC Market Power Mitigation - Affecting AEP System
        A FERC order on AEP's triennial market based wholesale power rate authorization update required certain mitigation actions that AEP would need to take for sales/purchases within its control area and required AEP to post information on its website regarding its power systems status. As a result of a request for rehearing filed by AEP and other market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. No such conference has been held and management is unable to predict the timing of any further action by the FERC or its affect on future results of operations and cash flows.

Other
        AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2001 Annual Report.

Pension Plan Funded Status

        AEP sponsors two qualified pension plans and two nonqualified pension plans in the U.S. Substantially all employees are covered by one or both of the pension plans. AEP no longer sponsors foreign pension plans for SEEBOARD in the U.K. and CitiPower in Australia since the divestiture of these investments in 2002 (see Note 4).
        During the first three quarters of 2002, the market value of the assets in AEP's qualified pension plans declined by approximately $690 million, or 20 percent, to $2.75 billion due to plan benefit payments and the poor performance of the financial markets. The actuarially estimated accumulated benefit obligation (ABO) for the year ended December 31, 2002 is approximately $3.5 billion. There have been no contributions to these plans in 2002 to date. AEP is in full compliance with all regulations governing such plans including all Employee Retirement Income Security Act of 1974 (ERISA) laws. Management is currently evaluating the appropriateness of making contributions to the plans to improve their funded status.
        If the ABO of these plans continues to exceed the market value of plan assets at December 31, 2002, AEP would be required to record an unfavorable adjustment to the accumulated other comprehensive income (AOCI) component of shareholders' equity (net of tax) and a pension liability in its consolidated balance sheet. AEP cannot currently estimate either the magnitude of this potential adjustment or any additional required contributions to the plans due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year and the impact of any changes in actuarial assumptions used to determine the ABO. However, AEP estimates that if using the current market value of pension plan assets and updated actuarial assumptions, including the effect of the current discount assumption, an unfavorable after-tax adjustment of approximately $600 million would be required to the AOCI component of shareholders' equity at December 31, 2002.
        Continued poor performance of the financial markets could significantly increase the future cost of pension and other post-employment benefits and increase funding requirements beyond 2002.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU
        As a major power producer and trader of wholesale electricity and natural gas, we have certain market risks inherent in our business activities. These risks include commodity price risk, interest rate risk, foreign exchange risk and credit risk. They represent the risk of loss that may impact us due to changes in the underlying market prices or rates.
        Policies and procedures have been established to identify, assess, and manage market risk exposures in our day to day operations. Our risk policies have been reviewed with the Board of Directors, approved by a Risk Executive Committee and administered by a Chief Risk Officer. The Risk Executive Committee establishes risk limits, approves risk policies, assigns responsibilities regarding the oversight and management of risk and monitors risk levels. This committee receives daily, weekly, and monthly reports regarding compliance with policies, limits and procedures. The committee meets monthly and consists of the Chief Risk Officer, Chief Credit Officer, V.P. Market Risk Oversight, and senior financial and operating managers.
        We use a risk measurement model which calculates Value at Risk (VaR) to measure our commodity price risk in the trading portfolio. The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a one-day holding period. Based on this VaR analysis, at September 30, 2002 a near term typical change in commodity prices is not expected to have a material effect on our results of operations, cash flows or financial condition. The following table shows the high, average, and low market risk as measured by VaR for the:
          Nine Months Ended      Year Ended
            September 30,      December 31,
               2002               2001
               ----               ----
          High Average Low   High Average Low
             (in millions)    (in millions)

AEP        $21    $12   $7    $28    $14   $5

APCo         2      1    1      4      1    -
CPL          -      -    -      3      1    -
CSPCo        2      1    -      2      1    -
I&M          2      1    -      3      1    -
KPCo         1      -    -      1      -    -
OPCo         2      1    -      3      1    -
PSO          -      -    -      2      1    -
SWEPCo       -      -    -      3      1    -
WTU          -      -    -      1      1    -

        We also utilize a VaR model to measure interest rate market risk exposure. The interest rate VaR model is based on a Monte Carlo simulation with a 95% confidence level and a one year holding period. The volatilities and correlations were based on three years of weekly prices. The risk of potential loss in fair value attributable to AEP's exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $481 million at September 30, 2002 and $673 million at December 31, 2001. However, since we would not expect to liquidate our entire debt portfolio in a one year holding period, a near term change in interest rates should not materially affect results of operations or consolidated financial position.
          AEGCo is not exposed to risk from changes in interest rates on short-term and long-term borrowings used to finance operations since financing costs are recovered through the unit power agreements.

         AEP is exposed to risk from changes in the market prices of coal and natural gas used to generate electricity where generation is no longer regulated or where existing fuel clauses are suspended or frozen. The protection afforded by fuel clause recovery mechanisms has either been eliminated by the implementation of customer choice in Ohio (effective January 1, 2001 for CSPCo and OPCo) and in the ERCOT area of Texas (effective January 1, 2002 for CPL and
WTU), frozen by settlement agreements in Michigan and West Virginia and capped in Indiana. To the extent the fuel supply of the generating units in these states is not under fixed price long-term contracts AEP is subject to market price risk. AEP continues to be protected against market price changes by active fuel clauses in Oklahoma, Arkansas, Louisiana, Kentucky, Virginia and the SPP area of Texas.
         We employ physical forward purchase and sale contracts, exchange futures and options, over-the-counter options, swaps, and other derivative contracts to offset price risk where appropriate. However, we engage in trading of electricity, gas and to a lesser degree coal, oil, natural gas liquids, weather, freight, euro dollars, and emission allowances and as a result the Company is subject to price risk. The amount of risk taken by the traders is controlled by the management of the trading operations and the Company's Chief Risk Officer and his staff. When the risk from trading activities exceeds certain pre-determined limits, the positions are modified or hedged to reduce the risk to those limits unless specifically approved by the Risk Executive Committee.
        We employ fair value hedges, cash flow hedges and swaps to mitigate changes in interest rates or fair values on short and long-term debt when management deems it necessary. We do not hedge all interest rate risk.
        We employ cash flow forward hedge contracts to lock-in prices on certain power trading transactions and certain transactions denominated in foreign currencies where deemed necessary. International subsidiaries use currency swaps to hedge exchange rate fluctuations in debt denominated in foreign currencies. We do not hedge all foreign currency exposure.
        AEP limits credit risk by extending unsecured credit to entities based on internal ratings. In addition, AEP uses Moody's Investor Service, Standard and Poor's and qualitative and quantitative data to independently assess the financial health of counterparties on an ongoing basis. This data, in conjunction with the ratings information, is used to determine appropriate risk parameters. AEP also requires cash deposits, letters of credit and parental/affiliate guarantees as security from certain below investment grade counterparties in our normal course of business.
        We trade electricity and gas contracts with numerous counterparties. Since our open energy trading contracts are valued based on changes in market prices of the related commodities, our exposures change daily. We believe that our credit and market exposures with any one counterparty is not material to our financial condition at September 30, 2002. At September 30, 2002 approximately 8% of the counterparties were below investment grade as expressed in terms of Net Mark to Market Assets. Net Mark to Market

Assets represents the aggregate difference (either positive or negative) between the forward market price for the remaining term of the contract and the contractual price. The following table approximates counterparty credit quality and exposure for AEP.

                             Futures,
                             Forwards
Counterparty                 and Swap
 Credit Quality:             Contracts        Options       Total
September 30, 2002
                                           (in millions)
AAA/Exchanges                 $    3          $ -           $   3
AA                               156             6            162
A                                329             8            337
BBB                              759           163            922
Below Investment
 Grade                            97            21            118
                              ------          ----          -----

  Total                       $1,344          $198         $1,542
                              ======          ====         ======

             The counterparty credit quality and exposure for the registrant subsidiaries is generally consistent with that of AEP.
             We enter into transactions for electricity and natural gas as part of wholesale trading operations. Electric and gas transactions are executed over the counter with counterparties or through brokers. Gas transactions are also executed through brokerage accounts with brokers who are registered with the Commodity Futures Trading Commission. Brokers and counterparties require cash or cash related instruments to be deposited on these transactions as margin against open positions. The combined margin deposits at September 30, 2002 and December 31, 2001 were $317 million and $55 million. These margin accounts are restricted and therefore are not included in cash and cash equivalents on the Balance Sheet. We can be subject to further margin requirements should related commodity prices change.
           We recognize the net change in the fair value of all open trading contracts, a practice commonly called mark-to-market accounting, in accordance with generally accepted accounting principles and include the net change in mark-to-market amounts on a net discounted basis in revenues. The marking to market of open trading contracts in the third quarter of 2002 resulted in an unrealized increase in revenues of $139 million and unrealized increase in revenues of $202 million year-to-date. The fair value of open short-term trading contracts are based on exchange prices and broker quotes. The fair value of open long-term trading contracts are based mainly on Company developed valuation models. This fair value is present valued and reduced by appropriate reserves for counterparty credit risks and liquidity risk. The models are derived from internally assessed market prices with the exception of the NYMEX gas curve, where we use daily settled prices. Forward price curves are developed for inclusion in the model based on broker quotes and other available market data. The liquid portions of these curves are validated on a regular basis by the mid-office through the use of independent broker quotes and market data. Illiquid portions of the curves are validated through a review of the underlying market assumptions and variables for consistency and reasonableness. The end of the month liquidity reserve is based on the difference in price between the price curve and the bid price if we have a long position and the price curve and the ask price if we have a short position. This provides for a conservative valuation net of the reserves.

           The use of these models to fair value open long-term trading contracts has inherent risks relating to the underlying assumptions employed by such models. Independent controls are in place to evaluate the reasonableness of the price curve models. Significant adverse or favorable effects on future results of operations and cash flows could occur if market prices, at the time of settlement, do not correlate with the Company developed price models.
           The effect on the Consolidated Statements of Income of marking to market open electricity trading contracts in the Company's regulated jurisdictions, specifically I&M, KPCo, PSO and a portion of SWEPCo, is deferred as regulatory assets (losses) or liabilities (gains) since these transactions are included in cost of service on a settlement basis for ratemaking purposes. Unrealized mark-to-market gains and losses from trading are reported as assets and liabilities, respectively.
             The following table shows net revenues (revenues less fuel and purchased energy expense) and their relationship to the mark-to-market revenues (the change in fair value of open trading positions).
                                                  Nine Months Ended
                                                     September 30,
                                                            2002

                                                      (in millions)
Revenues (including mark-to-market adjustment)            $10,818
Fuel and Purchased Energy Expense                           4,683
                                                          -------
Net Revenues                                              $ 6,135
                                                          =======
Mark-to-Market Revenues on Open Trading Positions            $202
                                                             ====
Percentage of Net Revenues Represented by
 Mark-to-Market on Open Trading Positions                       3%
                                                                ==

        The following tables analyze the changes in fair values of trading assets and liabilities. The first table "Net Fair Value of Energy Trading and Derivative Contracts" shows how the net fair value of energy trading contracts was derived from the amounts included in the balance sheet line item "energy trading and derivative contracts." The next table "Energy Trading and Derivative Contracts" disaggregates realized and unrealized changes in fair value;
identifies changes in fair value as a result of changes in valuation methodologies; and reconciles the net fair value of energy trading contracts and related derivatives at December 31, 2001 of $448 million to September 30, 2002 of $228 million. Contracts realized/settled during the period include both sales and purchase contracts. The third table "Energy Trading and Derivative Contract Maturities" shows exposures to changes in fair values and realization periods over time for each method used to determine fair value.

Net Fair Value of Energy Trading and Derivative Contracts
                                                         September 30,           December 31,
                                                                  2002                 2001
                                                                  ----                 ----
                                                           (in millions)        (in millions)
Energy Trading and Derivative Contracts:
    Current Asset                                               $ 7,897              $ 8,536
    Long-term Asset                                               3,027                2,368
    Current Liability                                            (8,008)              (8,288)
    Long-term Liability                                          (2,693)              (2,176)
                                                                -------
Net Fair Value of Energy Trading and Derivative Contracts           223                  440
Less non-trading related derivatives                                 (5)                 -
Assets held for sale (CitiPower)                                    -                      8
                                                                -------              -------
Net Fair Value of Energy Trading and Derivative Contracts       $   228              $   448
                                                                =======              =======

        The above net fair value of energy trading and derivative contracts includes $202 million at September 30, 2002, in unrealized mark-to-market gains that are recognized in the income statement at September 30, 2002.

AEP Consolidated Energy Trading and Derivative Contracts
(in millions)
                                                                                          Total
Net Fair Value of Energy Trading and Derivative Contracts
 at December 31, 2001                                                                    $ 448

Gain from Contracts realized/settled during period                                        (141)     (a)

Fair Value of new open contracts when entered into during the period                        67      (b)

Net option premiums received                                                              (227)     (c)

Change In fair value due to Methodology Changes                                              1      (d)

Changes in fair market value of energy trading contracts allocated to
 regulated jurisdiction                                                                      3      (e)


Changes in market value of contracts                                                        77      (f)
                                                                                         -----

Net Fair Value of Energy Trading and Derivative Contracts
 at September 30, 2002                                                                   $ 228
                                                                                         =====

(a) (Gain) Loss from Contracts Realized or Otherwise Settled During the Period" include realized gains from energy trading contracts and related derivatives that settled during 2002 that were entered into prior to 2002.
(b) The "Fair Value of New Open Contracts When Entered Into During Period" represents the fair value of long-term contracts entered into with customers during 2002. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves representative of the delivery location.
(c) Net Option Premiums Paid/(Received) reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2002.
(d) The Company changed the discount rate applied to its trading portfolio from BBB+ Utility to LIBOR in the second quarter which increased fair value by $10 million. In addition, the Company changed its methodology in valuing a spread option model so as to more accurately reflect the exercising of power transactions at optimal prices which reduced fair value by $9 million.
(e) "Change in Market Value of Contracts allocated to Regulated Jurisdictions" relates to the net gains of those contracts that are not reflected in the income statement. These net gains are recorded as regulatory liabilities for those subsidiaries that operate in regulated jurisdictions.
(f) "Change in market value of Contracts" represents the fair value change in the trading portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.

Energy Trading Contracts
(in thousands)
                                                       APCo            CPL           CSPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 75,701        $ 3,857        $ 48,449
(Gain) Loss from Contracts
 realized/settled during period                    (12,628)         9,213          (9,847)
Change in Fair Value Due To
 Methodology Changes                                   350             42             228
Changes in fair market value of energy
 trading contracts allocated to
 regulated jurisdictions                              -              -              -
Fair Value of new open Contracts
 when entered into during period                    10,865          1,919           7,039
Net option premium payments                             30           -                 20
Changes in market value of Contracts                29,092         (6,560)         23,594
                                                  --------        -------        --------
Net Fair Value of Energy Trading
 Contracts at September 30, 2002                  $103,410        $ 8,471        $ 69,483
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       I&M            KPCo           OPCo
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 61,345        $12,729        $ 65,446
(Gain) Loss from Contracts
 realized/settled during period                      2,595          2,041         (13,051)
Change in Fair Value Due To
 Methodology Changes                                   247             90             311
Changes in fair market value of energy
 trading contracts allocated to
 Regulated jurisdiction                              4,742          6,202            -
Fair Value of new open Contracts
 when entered into during period                     2,774          1,013          18,443
Net option premium payments                             21              8              26
Changes in market value of Contracts                 4,078          4,591          28,715
                                                  --------        -------        --------
Net Fair Value of Energy Trading
 Contracts at September 30, 2002                  $ 75,802        $26,674        $ 99,890
                                                  ========        =======        ========

Energy Trading Contracts
(in thousands)
                                                       PSO           SWEPCo           WTU
Net Fair Value of Energy Trading
 Contracts at December 31, 2001                   $ 2,434         $ 2,900        $   915
(Gain) Loss from Contracts
 realized/settled during the period                 6,477           8,058          2,858
Change in Fair Value Due To
 Methodology Changes                                   32              36             12
Changes in fair market value of energy
 trading contracts allocated to
 Regulated jurisdiction                            (5,438)         (2,533)           626
Fair Value of new open Contracts
 when entered into during period                      -               428          1,627
Net option premium payments                           -               -              -
Changes in market value of Contracts                  -            (4,968)        (2,259)
                                                  -------         -------        -------
Net Fair Value of Energy Trading
 Contracts at September 30, 2002                  $ 3,505         $ 3,921        $ 3,779
                                                  =======         =======        =======

Energy Trading Contract Maturities
                                                           Fair Value of Contracts at September 30, 2002
                                                                             Maturities
                                                                            (in millions)
                                                                                                        Total Fair
AEP Consolidated                               Less than                   4-5 years    In Excess       Value
                                                                           ---------                    -----
Source of Fair Value                           1 year        1-3 years                  Of 5 years
--------------------                           ------        ---------                  ----------
Prices actively quoted (a)                     $(155)        $ 55          $ -          $ -             $(100)
Prices provided by other external
 Sources (b)                                     145          131            3            -               279
Prices based on models and other
 Valuation methods (c)                          (100)          62           52           35                49
                                               -----         ----          ---          ---             -----
Total                                          $(110)        $248          $55          $35             $ 228
                                               =====         ====          ===          ===             =====

Energy Trading Contract Maturities
                                                          Fair Value of Contracts at September 30, 2002
                                                                            Maturities
                                                                          (in thousands)
                                                                                                        Total Fair
                                               Less than                   4-5 years    In Excess       Value
                                                                           ---------                    -----
Source of Fair Value                           1 year        1-3 years                  Of 5 years
--------------------                           ------        ---------                  ----------
APCo
Prices provided by other
 External Sources (b)                          $19,111       $33,878       $   740      $  -            $ 53,729
Prices based on models and other
 Valuation methods (c)                           9,829        17,697        12,279       9,876            49,681
                                               -------       -------       -------      ------          --------
  Total                                        $28,940       $51,575       $13,019      $9,876          $103,410
                                               =======       =======       =======      ======          ========

CPL
Prices provided by other
 External Sources (b)                          $ 2,940       $1,797        $   40       $  -            $  4,777
Prices based on models and other
 Valuation methods (c)                           1,517          967           671          539             3,694
                                               -------       ------        ------       ------          --------
  Total                                        $ 4,457       $2,764        $  711       $  539          $  8,471
                                               =======       ======        ======       ======          ========

CSPCo
Prices provided by other
 External Sources (b)                          $12,814       $22,774       $   498      $  -            $ 36,086
Prices based on models and other
 Valuation methods (c)                           6,608        11,897         8,254       6,638            33,397
                                               -------       -------       -------      ------          --------
  Total                                        $19,422       $34,671       $ 8,752      $6,638          $ 69,483
                                               =======       =======       =======      ======          ========

KPCo
Prices provided by other
 External Sources (b)                          $ 4,919       $ 8,743       $   191      $  -            $ 13,853
Prices based on models and other
 Valuation methods (c)                           2,536         4,564         3,171        2,550           12,821
                                               -------       -------       -------      -------         --------
  Total                                        $ 7,455       $13,307       $ 3,362      $ 2,550         $ 26,674
                                               =======       =======       =======      =======         ========

I&M
Prices provided by other
 External Sources (b)                          $18,607       $21,264        $  532      $  -            $40,403
Prices based on models and other
 Valuation methods (c)                           6,764        12,699         8,832       7,104           35,399
                                               -------       -------        ------      ------          -------
  Total                                        $25,371       $33,963        $9,364      $7,104          $75,802
                                               =======       =======        ======      ======          =======

OPCo
Prices provided by other
 External Sources (b)                          $23,606       $32,032       $   660      $  -            $56,298
Prices based on models and other
 Valuation methods (c)                           8,110        15,724        10,951       8,807           43,592
                                               -------       -------       -------      ------          -------
  Total                                        $31,716       $47,756       $11,611      $8,807          $99,890
                                               =======       =======       =======      ======          =======

PSO
Prices provided by other
 External Sources (b)                          $   572        $1,181          $ 27        $-            $ 1,780
Prices based on models and other
 Valuation methods (c)                             295           635           440         355            1,725
                                               -------        ------          ----        ----          -------
  Total                                        $   867        $1,816          $467        $355          $ 3,505
                                               =======        ======          ====        ====          =======

SWEPCo
Prices provided by other
 External Sources (b)                          $   640        $1,321          $ 30        $ -           $ 1,991
Prices based on models and other
 Valuation methods (c)                             330           710           493         397            1,930
                                               -------        ------          ----        ----          -------
  Total                                        $   970        $2,031          $523        $397          $ 3,921
                                               =======        ======          ====        ====          =======

WTU
Prices provided by other
 External Sources (b)                          $ 1,042        $  984          $ 22        $ -            $2,048
Prices based on models and other
 Valuation methods (c)                             538           531           367         295            1,731
                                               -------        ------          ----        ----           ------
  Total                                        $ 1,580        $1,515          $389        $295           $3,779
                                               =======        ======          ====        ====           ======

(a) "Prices Actively Quoted" represents the Company's exchange traded futures positions.
(b) "Prices Provided by Other External Sources" represents the Company's positions in natural gas, power, and coal at points where over-the-counter broker quotes are available. Some prices from external sources are quoted as strips (one bid/ask for Nov-Mar, Apr-Oct, etc). Such transactions have also been included in this category.
(c) "Prices Based on Models and Other Valuation Methods" contain the following: the value of the Company's adjustments for liquidity and counterparty credit exposure, the value of contracts not quoted by an exchange or an over-the-counter broker, the value of transactions for which an internally developed price curve was developed as a result of the long dated nature of certain transactions, and the value of certain structured transactions.

                             CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        Reference is made to page 29 of the Annual Report on Form 10-K for the year ended December 31, 2001 and page O-3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 for a discussion of regional haze. On May 24, 2002, the D.C. Circuit Court issued an opinion and order vacating in part and upholding in part the regional haze rule. The court held that Federal EPA could not establish Best Available Retrofit Technology standards for entire groups of emission sources without regard to improvement in visibility attributable to individual source controls. On September 19, 2002, the D.C. Circuit Court denied Federal EPA's petition seeking rehearing as well as petitions filed by several other parties.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 12 - Computation of Consolidated Ratio of Earnings to
                            Fixed Charges.

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

               Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

        (b)    Reports on Form 8-K:

        Company Reporting    Date of Report    Item Reported

        AEP                  August 13, 2002   Item 7. Financial Statements and
                                               Exhibits



                                               Item 9. Regulation FD Disclosure


        AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


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
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



 By: /s/Armando A. Pena            By:  /s/Joseph M. Buonaiuto
     -----------------------           ----------------------------
        Armando A. Pena                Joseph M. Buonaiuto
        Vice President and             Controller and Chief Accounting Officer
        Treasurer


Date: November 13, 2002

                                 CERTIFICATIONS

I, E. Linn Draper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of:

                      American Electric Power Company, Inc.
                             AEP Generating Company
                            Appalachian Power Company
                         Central Power and Light Company
                         Columbus Southern Power Company
                         Indiana Michigan Power Company
                             Kentucky Power Company
                               Ohio Power Company
                       Public Service Company of Oklahoma
                       Southwestern Electric Power Company
                          West Texas Utilities Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)                 any  fraud,   whether  or  not   material,   that  involves
                     management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                    By:     /s/  E. Linn Draper, Jr.
                                                    ------------------------
                                                         E. Linn Draper, Jr.
                                                         Chief Executive Officer

I, Susan Tomasky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of:

                      American Electric Power Company, Inc.
                             AEP Generating Company
                            Appalachian Power Company
                         Central Power and Light Company
                         Columbus Southern Power Company
                         Indiana Michigan Power Company
                             Kentucky Power Company
                               Ohio Power Company
                       Public Service Company of Oklahoma
                       Southwestern Electric Power Company
                          West Texas Utilities Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                    By:     /s/  Susan Tomasky
                                                    ------------------------
                                                         Susan Tomasky
                                                         Chief Financial Officer