Form 10-K
period 2002-12-31
AMERICAN ELECTRIC POWER CO INC
filed 2003-03-20
CIK 4904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-K
                          ---------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from -------------- to --------------

    COMMISSION                  REGISTRANTS; STATES OF INCORPORATION;                  I.R.S. EMPLOYER
    FILE NUMBER                      ADDRESS AND TELEPHONE NUMBER                    IDENTIFICATION NOS.
    -----------                 -------------------------------------                -------------------
1-3525               AMERICAN ELECTRIC POWER COMPANY, INC. (A New York                          13-4922640
                     Corporation)
0-18135              AEP GENERATING COMPANY (An Ohio Corporation)                               31-1033833
0-346                AEP TEXAS CENTRAL COMPANY (A Texas Corporation)                            74-0550600
0-340                AEP TEXAS NORTH COMPANY (A Texas Corporation)                              75-0646790
1-3457               APPALACHIAN POWER COMPANY (A Virginia Corporation)                         54-0124790
1-2680               COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)                      31-4154203
1-3570               INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)                    35-0410455
1-6858               KENTUCKY POWER COMPANY (A Kentucky Corporation)                            61-0247775
1-6543               OHIO POWER COMPANY (An Ohio Corporation)                                   31-4271000
0-343                PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)               73-0410895
1-3146               SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)               72-0323455
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

     Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether American Electric Power Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No __

     Indicate by check mark whether AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No X

     AEP Generating Company, AEP Texas North Company, Columbus Southern Power Company, Kentucky Power Company and Public Service Company of Oklahoma meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                            NAME OF EACH EXCHANGE
            REGISTRANT                              TITLE OF EACH CLASS                      ON WHICH REGISTERED
            ----------                              -------------------                     ---------------------
AEP Generating Company              None

AEP Texas Central Company           None

AEP Texas North Company             None

American Electric                   Common Stock,
  Power Company, Inc.                 $6.50 par value..................................  New York Stock Exchange
                                    9.25% Equity Units.................................  New York Stock Exchange

Appalachian Power Company           7.20% Senior Notes, Series A, Due 2038.............  New York Stock Exchange
                                    7.30% Senior Notes, Series B, Due 2038.............  New York Stock Exchange

Columbus Southern Power Company     None

CPL Capital I                       8.00% Cumulative Quarterly Income
                                      Preferred Securities, Series A, Liquidation
                                      Preference $25 per Preferred Security............  New York Stock Exchange

Indiana Michigan                    8% Junior Subordinated Debentures, Series A, Due
  Power Company                       2026.............................................  New York Stock Exchange
                                    7.60% Junior Subordinated Deferrable
                                      Interest Debentures, Series B, Due 2038..........  New York Stock Exchange
                                    6% Senior Notes, Series D, Due 2032................  New York Stock Exchange

Kentucky Power Company              8.72% Junior Subordinated Deferrable
                                      Interest Debentures, Series A, Due 2025..........  New York Stock Exchange

Ohio Power Company                  7 3/8% Senior Notes, Series A, Due 2038............  New York Stock Exchange

Public Service Company              6% Senior Notes, Series B, Due 2032................  New York Stock Exchange
  of Oklahoma

PSO Capital I                       8.00% Trust Originated Preferred
                                      Securities, Series A, Liquidation
                                      Preference $25 per Preferred Security............  New York Stock Exchange

SWEPCo Capital I                    7.875% Trust Preferred Securities,
                                      Series A, Liquidation amount $25
                                      per Preferred Security...........................  New York Stock Exchange

Southwestern Electric               None
  Power Company

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 REGISTRANT                                         TITLE OF EACH CLASS
                 ----------                                         -------------------
AEP Generating Company                          None
AEP Texas Central Company                       4.00% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                4.20% Cumulative Preferred Stock, Non-Voting, $100 par value
AEP Texas North Company                         None
American Electric Power Company, Inc.           None
Appalachian Power Company                       4.50% Cumulative Preferred Stock, Voting, no par value
Columbus Southern Power Company                 None
Indiana Michigan Power Company                  4.125% Cumulative Preferred Stock, Non-Voting, $100 par
                                                value
Kentucky Power Company                          None
Ohio Power Company                              4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma              None
Southwestern Electric Power Company             4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
                                                5.00% Cumulative Preferred Stock, Non-Voting, $100 par value

                                                    AGGREGATE MARKET VALUE
                                                   OF VOTING AND NON-VOTING              NUMBER OF SHARES
                                                      COMMON EQUITY HELD                 OF COMMON STOCK
                                                     BY NON-AFFILIATES OF                 OUTSTANDING OF
                                                      THE REGISTRANTS AT                THE REGISTRANTS AT
                                                        JUNE 28, 2002                     JUNE 28, 2002
                                                   ------------------------             ------------------
AEP Generating Company                                       None                             1,000
                                                                                        ($1,000 par value)
AEP Texas Central Company                                    None                           2,211,678
                                                                                         ($25 par value)
AEP Texas North Company                                      None                           5,488,560
                                                                                         ($25 par value)
American Electric Power Company, Inc.                  $13,560,125,474                     338,833,720
                                                                                        ($6.50 par value)
Appalachian Power Company                                    None                           13,499,500
                                                                                          (no par value)
Columbus Southern Power Company                              None                           16,410,426
                                                                                          (no par value)
Indiana Michigan Power Company                               None                           1,400,000
                                                                                          (no par value)
Kentucky Power Company                                       None                           1,009,000
                                                                                         ($50 par value)
Ohio Power Company                                           None                           27,952,473
                                                                                          (no par value)
Public Service Company of Oklahoma                           None                           9,013,000
                                                                                         ($15 par value)
Southwestern Electric Power Company                          None                           7,536,640
                                                                                         ($18 par value)

          NOTE ON MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES

     American Electric Power Company, Inc. owns, directly or indirectly, all of the common stock of AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see
Item 12 herein).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                         PART OF FORM 10-K
                                                                        INTO WHICH DOCUMENT
DESCRIPTION                                                               IS INCORPORATED
-----------                                                             -------------------

Portions of Annual Reports of the following companies for                     Part II
the fiscal year ended December 31, 2002:

               AEP Generating Company
               AEP Texas Central Company
               AEP Texas North Company
               American Electric Power Company, Inc.
               Appalachian Power Company
               Columbus Southern Power Company
               Indiana Michigan Power Company
               Kentucky Power Company
               Ohio Power Company
               Public Service Company of Oklahoma
               Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power                       Part III
Company, Inc. for 2003 Annual Meeting of Shareholders, to be
filed within 120 days after December 31, 2002

Portions of Information Statements of the following                          Part III
companies for 2003 Annual Meeting of Shareholders, to be
filed within 120 days after December 31, 2002:

               Appalachian Power Company
               Ohio Power Company

                               ------------------

        THIS COMBINED FORM 10-K IS SEPARATELY FILED BY AEP GENERATING COMPANY, AEP TEXAS CENTRAL COMPANY, AEP TEXAS NORTH COMPANY, AMERICAN ELECTRIC POWER COMPANY, INC., APPALACHIAN POWER COMPANY, COLUMBUS SOUTHERN POWER COMPANY, INDIANA MICHIGAN POWER COMPANY, KENTUCKY POWER COMPANY, OHIO POWER COMPANY, PUBLIC SERVICE COMPANY OF OKLAHOMA AND SOUTHWESTERN ELECTRIC POWER COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EXCEPT FOR AMERICAN ELECTRIC POWER COMPANY, INC., EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

        YOU CAN ACCESS FINANCIAL AND OTHER INFORMATION AT AEP'S WEBSITE. THE ADDRESS IS WWW.AEP.COM. AEP MAKES AVAILABLE, FREE OF CHARGE ON ITS WEBSITE, COPIES OF ITS ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, CURRENT REPORTS ON FORM 8-K AND AMENDMENTS TO THOSE REPORTS FILED OR FURNISHED PURSUANT TO SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 AS SOON AS REASONABLY PRACTICABLE AFTER FILING SUCH MATERIAL ELECTRONICALLY OR OTHERWISE FURNISHING IT TO THE SEC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
Glossary of Terms...........................................................    i

Forward-Looking Information.................................................    1

PART I
   Item     1.  Business....................................................    2
   Item     2.  Properties..................................................   26
   Item     3.  Legal Proceedings...........................................   29
   Item     4.  Submission of Matters to a Vote of Security Holders.........   30
   Executive Officers of the Registrants....................................   30

PART II
   Item     5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................   32
   Item     6.  Selected Financial Data.....................................   32
   Item     7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition........................   33
   Item    7A.  Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   33
   Item     8.  Financial Statements and Supplementary Data.................   33
   Item     9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   33
PART III
   Item    10.  Directors and Executive Officers of the Registrants.........   33
   Item    11.  Executive Compensation......................................   34
   Item    12.  Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters................   34
   Item    13.  Certain Relationships and Related Transactions..............   37

PART IV
   Item    14.  Controls and Procedures.....................................   37
   Item    15.  Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   37

Signatures..................................................................   39

Certifications..............................................................   42

Index to Financial Statement Schedules......................................  S-1

Independent Auditors' Report................................................  S-2

Exhibit Index...............................................................  E-1

                               GLOSSARY OF TERMS

     The following abbreviations or acronyms used in this Form 10-K are defined below:

        ABBREVIATION OR ACRONYM                                   DEFINITION
        -----------------------                                   ----------
AEGCo. ................................  AEP Generating Company, an electric utility subsidiary of
                                           AEP
AEP....................................  American Electric Power Company, Inc.
AEPES..................................  AEP Energy Services, Inc., a subsidiary of AEP
AEP Power Pool.........................  APCo, CSPCo, I&M, KPCo and OPCo, as parties to the
                                           Interconnection Agreement
AEPR...................................  AEP Resources, Inc., a subsidiary of AEP
AEPSC or Service Corporation...........  American Electric Power Service Corporation, a service subsidiary of AEP
AEP System or the System...............  The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries
AEP Utilities..........................  AEP Utilities, Inc., subsidiary of AEP, formerly, Central and South West Corporation
AFUDC..................................  Allowance for funds used during construction. Defined in regulatory systems of accounts as the net cost of borrowed funds used for construction and a reasonable rate of
                                           return on other funds when so used.
APCo. .................................  Appalachian Power Company, an electric utility subsidiary of
                                           AEP
Btu....................................  British thermal unit
Buckeye................................  Buckeye Power, Inc., an unaffiliated corporation
CAA....................................  Clean Air Act
CAAA...................................  Clean Air Act Amendments of 1990
Cardinal Station.......................  Generating facility co-owned by Buckeye and OPCo
Centrica...............................  Centrica U.S. Holdings, Inc., and its affiliates collectively, unaffiliated companies
CERCLA.................................  Comprehensive Environmental Response, Compensation and
                                           Liability Act of 1980
CG&E...................................  The Cincinnati Gas & Electric Company, an unaffiliated utility company
Cook Plant.............................  The Donald C. Cook Nuclear Plant, owned by I&M, located near
                                           Bridgman, Michigan
CSPCo. ................................  Columbus Southern Power Company, a public utility subsidiary of AEP
CSW Operating Agreement................  Agreement, dated January 1, 1997, by and among PSO, SWEPCo,
                                           TCC and TNC governing generating capacity allocation
DOE....................................  United States Department of Energy
DP&L...................................  The Dayton Power and Light Company, an unaffiliated utility company
East Zone Companies of AEP.............  APCo, CSPCo, I&M, KPCo and OPCo
ECOM...................................  Excess cost over market
EMF....................................  Electric and Magnetic Fields
EPA....................................  United States Environmental Protection Agency
ERCOT..................................  Electric Reliability Council of Texas
EWG....................................  Exempt wholesale generator, as defined under PUHCA
FERC...................................  Federal Energy Regulatory Commission
Fitch..................................  Fitch Ratings, Inc.
FPA....................................  Federal Power Act
FUCO...................................  Foreign utility company as defined under PUHCA
I&M....................................  Indiana Michigan Power Company, a public utility subsidiary of AEP
I&M Power Agreement....................  Unit Power Agreement Between AEGCo and I&M, dated March 31,
                                           1982
Interconnection Agreement..............  Agreement, dated July 6, 1951, by and among APCo, CSPCo,
                                           I&M, KPCo and OPCo, defining the sharing of costs and
                                           benefits associated with their respective generating
                                           plants
IURC...................................  Indiana Utility Regulatory Commission
KPCo. .................................  Kentucky Power Company, a public utility subsidiary of AEP
LLWPA..................................  Low-Level Waste Policy Act of 1980
LPSC...................................  Louisiana Public Service Commission
MECPL..................................  Mutual Energy CPL, L.P., a Texas REP and former AEP affiliate
MEWTU..................................  Mutual Energy WTU, L.P., a Texas REP and former AEP affiliate
MISO...................................  Midwest Independent Transmission System Operator
Moody's................................  Moody's Investors Service, Inc.

        ABBREVIATION OR ACRONYM                                   DEFINITION
        -----------------------                                   ----------
MTM....................................  Marked-to-market
MW.....................................  Megawatt
NOx....................................  Nitrogen oxide
NPC....................................  National Power Cooperatives, Inc., an unaffiliated corporation
NRC....................................  Nuclear Regulatory Commission
OASIS..................................  Open Access Same-time Information System
OATT...................................  Open Access Transmission Tariff, filed with FERC
OCC....................................  Corporation Commission of the State of Oklahoma
Ohio Act...............................  Ohio electric restructuring legislation
OPCo. .................................  Ohio Power Company, a public utility subsidiary of AEP
OVEC...................................  Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo together own a 44.2% equity interest
PJM....................................  PJM Interconnection, L.L.C.
Pro Serv...............................  AEP Pro Serv, Inc., a subsidiary of AEP
PSO....................................  Public Service Company of Oklahoma, a public utility subsidiary of AEP
PTB....................................  Price to beat, as defined by the Texas Act
PUCO...................................  The Public Utilities Commission of Ohio
PUCT...................................  Public Utility Commission of Texas
PUHCA..................................  Public Utility Holding Company Act of 1935, as amended
QF.....................................  Qualifying facility, as defined under the Public Utility
                                           Regulatory Policies Act of 1978
RCRA...................................  Resource Conservation and Recovery Act of 1976, as amended
REP....................................  Retail electricity provider
Rockport Plant.........................  A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana
RTO....................................  Regional Transmission Organization
SEC....................................  Securities and Exchange Commission
S&P....................................  Standard & Poor's Ratings Service
SO(2)..................................  Sulfur dioxide
SO(2) Allowance........................  An allowance to emit one ton of sulfur dioxide granted under the Clean Air Act Amendments of 1990
SPP....................................  Southwest Power Pool
STPNOC.................................  STP Nuclear Operating Company, a non-profit Texas corporation which operates STP on behalf of its joint
                                           owners, including TCC
SWEPCo. ...............................  Southwestern Electric Power Company, a public utility subsidiary of AEP
TCA....................................  Transmission Coordination Agreement dated January 1, 1997 by and among, PSO, SWEPCo, TCC, TNC and AEPSC, which allocates costs and benefits in connection with the operation of the transmission assets of the four public utility
                                           subsidiaries
TCC....................................  AEP Texas Central Company, formerly Central Power and Light
                                           Company, a public utility subsidiary of AEP
TEA....................................  Transmission Equalization Agreement dated April 1, 1984 by and among APCo, CSPCo, I&M, KPCo and OPCo, which allocates costs and benefits in connection with the operation of
                                           transmission assets
Texas Act..............................  Texas electric restructuring legislation
TNC....................................  AEP Texas North Company, formerly West Texas Utilities
                                           Company, a public utility subsidiary of AEP
TVA....................................  Tennessee Valley Authority
UCOS...................................  Unbundled cost of service
Virginia Act...........................  Virginia electric restructuring legislation
VSCC...................................  Virginia State Corporation Commission
WVPSC..................................  West Virginia Public Service Commission
West Zone Companies of AEP.............  PSO, SWEPCo, TCC and TNC

FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------------

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

     - Electric load and customer growth.

     - Abnormal weather conditions

     - Available sources and costs of fuels.

     - Availability of generating capacity.

     - The speed and degree to which competition is introduced to AEP's power generation business.

     - The ability to recover stranded costs in connection with possible/proposed deregulation of generation.

     - New legislation and government regulation

     - Oversight and/or investigation of the energy sector or its participants.

     - The ability of AEP to successfully control its costs.

     - The success of acquiring new business ventures and disposing of existing investments that no longer match AEP's corporate profile.

     - International and country-specific developments affecting AEP's foreign investments, including the disposition of any current foreign investments and potential additional foreign investments.

     - The economic climate and growth in AEP's service territory and changes in market demand and demographic patterns.

     - Inflationary trends.

     - Electricity and gas market prices.

     - Interest rates.

     - Liquidity in the banking, capital and wholesale power markets.

     - Actions of rating agencies.

     - Changes in technology, including the increased use of distributed generation within AEP's transmission and distribution service territory.

     - Other risks and unforeseen events, including wars, the effects of terrorism, embargoes and other catastrophic events.

PART I
--------------------------------------------------------------------------------

Item 1. BUSINESS
--------------------------------------------------------------------------------

GENERAL

OVERVIEW AND DESCRIPTION OF SUBSIDIARIES

     AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a registered public utility holding company under PUHCA that owns, directly or indirectly, all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries.

     The service areas of AEP's public utility subsidiaries cover portions of the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. The generating and transmission facilities of AEP's public utility subsidiaries are interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. The public utility subsidiaries of AEP, which do business as "American Electric Power," have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers. Restructuring legislation in Michigan, Ohio, Texas and Virginia has caused or will cause AEP public utility subsidiaries in those states to unbundle previously integrated regulated rates for their retail customers.

     The AEP System is an integrated electric utility system and, as a result, the member companies of the AEP System have contractual, financial and other business relationships with the other member companies, such as participation in the AEP System savings and retirement plans and tax returns, sales of electricity and transportation and handling of fuel. The member companies of the AEP System also obtain certain accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost from a common provider, AEPSC.

     At December 31, 2002, the subsidiaries of AEP had a total of 22,083 employees. AEP, because it is a holding company rather than an operating company, has no employees. The public utility subsidiaries of AEP are:

       APCo (organized in Virginia in 1926) is engaged in the generation, transmission and distribution of electric power to approximately 925,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2002, APCo and its wholly owned subsidiaries had 2,520 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and Virginia Electric and Power Company. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

       CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, transmission and distribution of electric power to approximately 689,000 retail customers in Ohio, and in supplying and marketing electric power at wholesale to other electric utilities, municipalities and other market participants. At December 31, 2002, CSPCo had 1,171 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

       I&M (organized in Indiana in 1925) is engaged in the generation, transmission and distribution of electric power to approximately 571,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants. At December 31, 2002, I&M had 2,667 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

       KPCo (organized in Kentucky in 1919) is engaged in the generation, transmission and distribution of electric power to approximately 174,000 retail customers in an area in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2002, KPCo had 412 employees. In addition to its AEP System interconnections, KPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KPCo is also interconnected with TVA.

       Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 46,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company does not own any generating facilities. It purchases electric power from APCo for distribution to its customers. At December 31, 2002, Kingsport Power Company had 57 employees.

       OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, transmission and distribution of electric power to approximately 702,000 retail customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2002, OPCo had 1,988 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

       PSO (organized in Oklahoma in 1913) is engaged in the generation, transmission and distribution of electric power to approximately 505,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2002, PSO had 998 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods. In addition to its AEP System interconnections, PSO also is interconnected with Ameren Corporation, Empire District Electric Co., Oklahoma Gas & Electric Co., Southwestern Public Service Co. and Westar Energy Inc.

       SWEPCo (organized in Delaware in 1912) is engaged in the generation, transmission and distribution of electric power to approximately 437,000 retail customers in northeastern Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2002, SWEPCo had 1,372 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities. In addition to its AEP System interconnections, SWEPCo is also interconnected with CLECO Corp., Empire District Electric Co., Entergy Corp. and Oklahoma Gas & Electric Co.

       TCC (organized in Texas in 1945) is engaged in the generation, transmission and sale of power to affiliated and non-affiliated entities and the distribution of electric power to approximately 689,000 retail customers through REPs in southern Texas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2002, TCC had 1,248 employees. Among the principal industries served by TCC are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment. In addition to its AEP System interconnections, TCC is a member of ERCOT.

       TNC (organized in Texas in 1927) is engaged in the generation, transmission and sale of power to affiliated and non-affiliated entities and the distribution of electric power to approximately 189,000 retail customers through REPs in west and central Texas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2002, TNC had 595 employees. The principal industry served by TNC is agriculture. The territory served by TNC also includes several military installations and correctional facilities. In addition to its AEP System interconnections, TNC is a member of ERCOT.

       Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 retail customers in northern West Virginia. Wheeling Power Company does not own any generating facilities. It purchases electric power from OPCo for distribution to its customers. At December 31, 2002, Wheeling Power Company had 59 employees.

       AEGCo (organized in Ohio in 1982) is an electric generating company. AEGCo sells power at wholesale to I&M and KPCo. AEGCo has no employees.

 Service Company Subsidiary

     AEP also owns a service company subsidiary, AEPSC. AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP System companies. The executive officers of AEP and its public utility subsidiaries are all employees of AEPSC. At December 31, 2002, AEPSC had 6,548 employees.

CLASSES OF SERVICE
     The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2002 are as follows:

                                           AEP
                                        SYSTEM(A)       APCo        CSPCo         I&M         KPCo
                                       -----------   ----------   ----------   ----------   ---------
                                                         (IN THOUSANDS)
Wholesale Business:
  Residential........................  $ 3,713,000   $  616,509   $  533,061   $  371,329   $ 118,654
  Commercial.........................    2,156,000      276,238      442,847      224,843      50,075
  Industrial.........................    1,903,000      353,841      138,174      330,428      96,716
  Other Retail Customers.............      385,000       80,429       38,018       61,450      16,911
  Energy Delivery....................   (3,551,000)    (594,089)    (492,278)    (321,721)   (132,054)
                                       -----------   ----------   ----------   ----------   ---------
     Total Retail....................    4,606,000      732,928      659,822      666,329     150,302
  Marketing and
     Trading-Electricity.............    2,227,000      204,878      134,836      279,705      50,056
  Marketing and Trading-Gas..........    3,021,000            0            0            0           0
  Unrealized MTM Income:
     Electric........................      136,000       18,089       13,388            0           0
     Gas.............................     (399,000)           0            0            0           0
  Other..............................    1,397,000      264,486       99,836      259,009      46,271
                                       -----------   ----------   ----------   ----------   ---------
     Total Wholesale Business........   10,988,000    1,220,381      907,882    1,205,043     246,629
                                       -----------   ----------   ----------   ----------   ---------
Energy Delivery Business:
  Transmission.......................      922,000      186,960      107,673      118,812      50,381
  Distribution.......................    2,629,000      407,129      384,605      202,909      81,673
                                       -----------   ----------   ----------   ----------   ---------
     Total Energy Delivery...........    3,551,000      594,089      492,278      321,721     132,054
                                       -----------   ----------   ----------   ----------   ---------
     Total Other Investments.........       16,000            0            0            0           0
                                       -----------   ----------   ----------   ----------   ---------
       Total Revenues................  $14,555,000   $1,814,470   $1,400,160   $1,526,764   $ 378,683
                                       ===========   ==========   ==========   ==========   =========

                                             OPCo         PSO        SWEPCo        TCC         TNC
                                          ----------   ---------   ----------   ----------   --------
                                                                (IN THOUSANDS)
Wholesale Business:
  Residential...........................  $  475,210   $ 315,711   $  313,023   $   49,210   $  8,651
  Commercial............................     244,943     218,718      212,626       32,518      4,098
  Industrial............................     531,085     162,386      214,622       12,395      2,134
  Other Retail Customers................      71,737      38,998       33,104        3,594      1,638
  Energy Delivery.......................    (589,673)   (275,547)    (348,236)    (554,547)   (73,353)
                                          ----------   ---------   ----------   ----------   --------
     Total Retail.......................     733,302     460,266      425,139     (456,830)   (56,832)
  Marketing and Trading-Electricity.....     219,488      17,394      157,159      811,800    283,883
  Marketing and Trading-Gas.............           0           0            0            0          0
  Unrealized MTM Income:
     Electric...........................      25,574           0       (3,686)      (8,490)    (1,473)
     Gas................................           0           0            0            0          0
  Other.................................     545,088      40,440      157,872      789,466    151,809
                                          ----------   ---------   ----------   ----------   --------
     Total Wholesale Business...........   1,523,452     518,100      736,484    1,135,946    377,387
                                          ----------   ---------   ----------   ----------   --------
Energy Delivery Business:
  Transmission..........................     162,660      63,178       92,076       68,003     25,273
  Distribution..........................     427,013     212,369      256,160      486,544     48,080
                                          ----------   ---------   ----------   ----------   --------
     Total Energy Delivery..............     589,673     275,547      348,236      554,547     73,353
                                          ----------   ---------   ----------   ----------   --------
     Total Other Investments............           0           0            0            0          0
                                          ----------   ---------   ----------   ----------   --------
       Total Revenues...................  $2,113,125   $ 793,647   $1,084,720   $1,690,493   $450,740
                                          ==========   =========   ==========   ==========   ========

---------------

(a) Includes revenues of other subsidiaries not shown. Intercompany transactions have been eliminated, including AEGCo's total revenues of $213,281,000 for the year ended December 31, 2002, all of which resulted from its wholesale business, including its marketing and trading of power.

REGULATION

     Except for retail generation sales in Ohio, Virginia and the ERCOT area of Texas, AEP's public utility subsidiaries' retail rates and certain other matters are subject to traditional regulation by the state utility commissions. Retail sales in Michigan, while still regulated, are now made at unbundled rates. Other states in AEP's service territory have also passed restructuring legislation that has not been implemented or has been repealed. See Electric Restructuring and Customer Choice Legislation and Energy Delivery--Regulation--Rates. AEP's subsidiaries are also subject to regulation by the FERC under the FPA. I&M and TCC are subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant and STP, respectively. AEP and its subsidiaries are also subject to the broad regulatory provisions of PUHCA administered by the SEC.

 FERC

     Under the FPA, FERC regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. FERC regulations require AEP to provide open access transmission service at FERC-approved rates. The transmission service regulated by FERC is predominantly wholesale transmission service, which is service not associated with bundled electricity sales to retail customers. FERC also regulates unbundled transmission service to retail customers.

     Under the FPA, the FERC regulates the sale of power for resale in interstate commerce by (i) approving contracts for wholesale sales to municipal and cooperative utilities and (ii) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices. AEP has market-rate authority from FERC, under which most of its wholesale marketing activity takes place. In November 2001, the FERC issued an order in connection with its triennial review of AEP's market based pricing authority requiring (i) certain actions by AEP in connection with its sales and purchases within its control area and (ii) posting of information related to generation facility status on AEP's website. AEP has appealed this order, and the FERC has issued an order delaying the effective date of the order. See Note 9 to the consolidated financial statements, entitled Commitments and Contingencies, incorporated by reference in Item 8, for more information on the current status of this proceeding.

 SEC

     The provisions of PUHCA, administered by the SEC, regulate many aspects of a registered holding company system, such as the AEP System. PUHCA limits the operations of a registered holding company system to a single integrated public utility system and such other businesses as are incidental or necessary to the operations of the system. In addition, PUHCA governs, among other things, financings, sales or acquisitions of assets and intra-system transactions.

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

     The Division of Investment Management of the SEC has recommended the conditional repeal of PUHCA. Under its recommendation, certain oversight authority would be transferred to the FERC. Legislation has since been introduced in numerous sessions of Congress that would repeal PUHCA, but such legislation has not passed.

AEP-CSW MERGER

     On June 15, 2000, CSW (now known as AEP Utilities, Inc.) merged with and into a wholly-owned merger subsidiary of AEP. As a result, CSW became a wholly owned subsidiary of AEP. The four wholly owned public utility subsidiaries of CSW--PSO, SWEPCo, TCC and TNC--became indirect wholly owned public utility subsidiaries of AEP as a result of the merger. The merger was approved by the FERC and the SEC (with respect to PUHCA).

     On January 18, 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to properly explain how the merger met the requirements of PUHCA and remanded the case to the SEC for further review. The court held that the SEC had not adequately explained its conclusions that the merger met PUHCA requirements that the merging entities be "physically interconnected" and that the combined entity was confined to a "single area or region."

     Management believes that the merger meets the requirements of PUHCA and expects the matter to be resolved favorably.

ELECTRIC RESTRUCTURING AND CUSTOMER CHOICE LEGISLATION

     Certain states in AEP's service area have adopted restructuring or customer choice legislation. In general, this legislation provides for a transition from bundled cost-based rate regulated electric service to unbundled cost-based rates for transmission and distribution service and market pricing for the supply of electricity with customer choice of supplier. At a minimum, this legislation allows retail customers to select alternative generation suppliers. Electric restructuring and/or customer choice began on January 1, 2001 in Ohio and on January 1, 2002 in Michigan, Virginia and the ERCOT area of Texas. Electric restructuring in the SPP area of Texas, also scheduled to begin on January 1, 2002, has been delayed by the PUCT. AEP's public utility subsidiaries operate in both the ERCOT and SPP areas of Texas.

     Implementation of legislation enacted in Oklahoma and West Virginia to allow retail customers to choose their electricity supplier is on hold. In 2001 Oklahoma delayed implementation of customer choice indefinitely. Before West Virginia's choice plan can be effective, tax legislation must be passed to preserve pre-legislation levels of funding for state and local governments. No further legislation has been passed related to restructuring in West Virginia. In February 2003, Arkansas repealed its restructuring legislation.

     See Note 7 to the consolidated financial statements, entitled Effects of Regulation, incorporated by reference in Item 8, for a discussion of the effect of restructuring and customer choice legislation on accounting procedures. See Management's Discussion and Analysis of Results of Operations and Financial Condition, under the headings entitled Industry Restructuring and Corporate Separation for a discussion of AEP's corporate separation plan filed with the FERC and related settlement agreements with state commissions and other intervenors.

 Michigan Customer Choice

     Customer choice commenced for I&M's Michigan customers on January 1, 2002. Rates for retail electric service for I&M's Michigan customers were unbundled (though they continue to be regulated) to allow customers the ability to evaluate the cost of generation service for comparison with other suppliers. At December 31, 2002, none of I&M's Michigan customers had elected to change suppliers and no alternative electric suppliers are registered to compete in I&M's Michigan service territory.

 Ohio Restructuring

     The Ohio Act requires vertically integrated electric utility companies that offer competitive retail electric service in Ohio to separate their generating functions from their transmission and distribution functions. Following the market development period (which will terminate no later than December 31, 2005), retail customers will receive distribution and, where applicable, transmission service from the incumbent utility whose distribution rates will be approved by the PUCO and whose transmission rates will be approved by the FERC. See General--Regulation--FERC for a discussion of FERC regulation of transmission rates and Energy Delivery--Regulation--Rates--Ohio for a discussion of the impact of restructuring on distribution rates.

     CSPCo and OPCo are each presently operating as functionally separated electric utility companies and no longer charge bundled rates for retail electric service. Each has sought and, from certain regulatory authorities, obtained regulatory approval to legally separate its transmission and distribution assets from its generation assets. CSPCo and OPCo are, however, currently determining the regulatory feasibility of complying with restructuring legislation through continued functional separation. Assuming regulatory compliance, it is currently their intention to remain functionally separated.

 Texas Restructuring

     The Texas Act substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail electric competition for all customers and requires each utility to separate into (i) a REP, (ii) a power generation company and (iii) a transmission and distribution utility. Upon separation, neither the REP nor the power generation company will be subject to traditional cost of service rate regulation. See Energy Delivery--Regulation-- Rates--Texas for a discussion of the impact of restructuring on rates.

     SWEPCo, TCC and TNC initially filed a restructuring plan in January 2000 (which they subsequently updated) that the PUCT approved in February 2002. The updated restructuring plan provided for the legal separation of TCC's and TNC's assets in accordance with the Texas Act into (i) an affiliate power generation company, (ii) a transmission and distribution utility and (iii) various REPs, including those subsequently purchased by Centrica (see below). TCC and TNC continue to pursue legal separation as required by the Texas Act. The PUCT has delayed the implementation of the plan for SWEPCo operations within the SPP area of Texas.

     Under the Texas Act, a REP, which itself cannot own any generation assets, obtains its electricity from power generation companies, EWGs and other generating entities and provides services at generally unregulated rates, except that the prices that may be charged to residential and small commercial customers by REPs affiliated with a utility within the affiliated utility's service area are set by the PUCT until January 1, 2007. This set price is referred to as the "price to beat" rate (PTB). Affiliate REPs are required to offer the PTB rate to all residential and small commercial customers (with a peak usage of less than 1,000 KW) effective January 1, 2002. As described below, AEP sold its affiliate REPs that must provide PTB service. The PTB rate is still relevant to AEP, however, in determining (i) the contingent portion of the sales price of the affiliate REPs AEP sold and (ii) certain of AEP's obligations in the 2004 true-up proceedings.

     Prior to the start of retail competition in January 2002, AEP formed MECPL and MEWTU to act as affiliate REPs for TCC and TNC respectively. MECPL and MEWTU were sold in December 2002 to Centrica, which assumed all of the rights and obligations of an affiliated REP, including the provision of PTB service and the obligation to provide data necessary for TCC's and TNC's 2004 true-up proceeding. In connection with the sale, TCC and TNC have contracted to supply approximately 90% of MECPL's and

MEWTU's respective power requirements relating to former TCC and TNC PTB customers for a two-year period. See Note 12 to the consolidated financial statements, entitled Acquisitions, Distributions and Discontinued Operations, incorporated by reference in Item 8, for more information on the sale of these REPs and AEP's contractual rights and obligations in connection with the sale.

     The Texas Act also allows certain transmission and distribution utilities whose generation assets were unbundled to recover certain regulatory assets and stranded costs related to their generation assets. For a discussion of (i) regulatory assets and stranded costs subject to recovery by TCC and (ii) rate adjustments made after implementation of restructuring to allow recovery of certain costs by or with respect to TCC and TNC, see Energy Delivery--Regulatory Assets, Stranded Cost Recovery and Certain Post-Restructuring Rate Adjustments.

 Virginia Restructuring

     The Virginia Act was enacted in 1999 providing for retail choice of generation suppliers to be phased in over the January 1, 2002 to January 1, 2004 period. The Virginia Act required jurisdictional utilities to unbundle their power supply and energy delivery rates and to file functional separation plans by January 1, 2002. APCo filed its plan and, following VSCC approval of a settlement agreement, now operates in Virginia as a functionally separated electric utility charging unbundled rates for its retail sales of electricity. The settlement agreement addressed functional separation, leaving decisions related to legal separation for later VSCC consideration.

FINANCING

 General

     AEP's goal is to use cash from operations to fund capital expenditures, dividends and working capital. Short-term debt is used as an interim bridge for timing differences in the need for cash or to fund debt maturities until permanent financing is arranged.

     It has been the practice of AEP's operating subsidiaries to finance current construction expenditures in excess of available cash from operations by initially incurring short-term debt, up to levels authorized by regulatory agencies, and then to reduce the short-term debt with the proceeds of subsequent sales by such subsidiaries of long-term debt securities and cash capital contributions by AEP. In the past, short-term debt has come from AEP's commercial paper program and revolving credit facilities. Proceeds were loaned to the subsidiaries through intercompany notes under the AEP money pool. The recent downgrade of AEP's commercial paper rating by Moody's, described below, may limit AEP's access to commercial paper on terms as favorable as those of recent years. Therefore, AEP may establish commercial paper programs for certain of its public utility subsidiaries and AEP Utilities. Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.

     AEP's revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test and a $50 million cross-acceleration provision. At December 31, 2002, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

     AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of utility assets and coal mining and transportation equipment and facilities.

 Credit Ratings

     The rating agencies have been conducting credit reviews of AEP and its registrant subsidiaries. The agencies are also reviewing many companies in the energy sector due to issues that impact the entire industry.

     In February 2003 Moody's completed its review of AEP and its rated subsidiaries. The results of that review were downgrades of the following ratings for unsecured debt: AEP from Baa2 to Baa3, APCo from Baa1 to Baa2, TCC from Baa1 to Baa2, PSO from A2 to Baa1, SWEPCo from A2 to Baa1. TNC, which had no senior unsecured notes outstanding at the time of the ratings action, had its mortgage bond debt downgraded from A2 to A3. AEP's commercial paper was also concurrently downgraded from P-2 to P-3. The completion of this review was a culmination of earlier ratings action in 2002 that had included a downgrade of AEP from Baa1 to Baa2. With the completion of the reviews, Moody's has placed AEP and its rated subsidiaries on stable outlook.

     In March 2003 S&P completed its review of AEP and its rated subsidiaries. The results of that review were downgrades of the ratings for unsecured debt for AEP and its rated subsidiaries from BBB+ to BBB. AEP's commercial paper rating was affirmed at A-2. With the completion of the reviews, S&P has placed AEP and its rated subsidiaries on stable outlook.

     In March 2003 Fitch completed its review of AEP. The result of that review was a downgrade of AEP's unsecured debt rating from BBB+ to BBB. AEP's commercial paper rating was affirmed at F-2. With the completion of the reviews, Fitch has placed AEP and its rated subsidiaries on stable outlook.

     See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters, incorporated by reference in Item 7, under the heading entitled Financial Condition for additional information with respect to AEP's credit ratings, liquidity and specific financing activities.

ENVIRONMENTAL AND OTHER MATTERS

   General

     AEP's subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities. The environmental issues that are potentially material to the AEP system include:

     - The CAA and CAAA and state laws and regulations (including State Implementation Plans) that require compliance, obtaining permits and reporting as to air emissions.

     - Litigation with the federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating plants required additional permitting or pollution control technology. See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters under the heading entitled Federal EPA Complaint and Notice of Violation and Note 9 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Items 7 and 8 respectively for further information.

     - Rules issued by the EPA and certain states that require substantial reductions in NOx emissions. The compliance dates for these rules range from 2003 to 2005. AEP is installing (or has installed) emission control technology and is taking other measures to comply with required reductions. See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters and Note 9 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Items 7 and 8 respectively, under the heading entitled NOx Reductions for further information.

     - CERCLA, which imposes upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites, costs for environmental remediation. AEP does not, however, anticipate that any of its currently identified CERCLA-related issues will result in material costs or penalties to the AEP System. See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters, incorporated by reference in Item 7, under the heading entitled Superfund for further information.

     - The Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. There are, however, no matters material to the AEP System currently pending under the Clean Water Act.

     - Solid and hazardous waste laws and regulations, which govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion byproducts, which the EPA has determined are not hazardous waste governed subject to RCRA.

     In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.

     AEP's subsidiaries will confront several new environmental policies and regulations over the next decade with the potential for substantial control costs and premature retirement of some generating plants. These could include
(i) new or additional controls on sulfur dioxide, NOx and mercury emissions from future laws or regulations, or the possibility of an adverse decision in the new source review litigation; (ii) a new Clean Water Act rule to reduce fish and other aquatic organisms killed at once-through cooled power plants; (iii) finalization and implementation of more stringent water quality-based permit limits; and (iv) a possible future requirement to reduce carbon dioxide emissions. See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters, incorporated by reference in
Item 7, under the heading entitled Environmental Concerns and Issues for information on current environmental issues.

     AEP expects costs related to environmental controls to eventually be reflected in some jurisdictions in the rates of AEP's public utility subsidiaries. In Michigan, Ohio, Texas and Virginia, those costs may not be recoverable if future market prices for electricity generated by plants in those jurisdictions are insufficient to permit AEP to recover such costs. Moreover, legislation adopted by certain states and proposed at the state and federal level governing restructuring of the electric utility industry may also affect the recovery of certain of these costs. There can be no assurance that these costs will be recovered.

     AEP's international operations are subject to environmental regulation by various authorities within the host countries. Under certain circumstances, these authorities may require modifications to these facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time, these operations are named as parties to various legal claims, actions, complaints or other proceedings related to environmental matters. AEP's UK generation facilities will be subject to additional environmental constraints in 2008 (which become more stringent after 2015) because they are subject to regulation governing large combustion plants. In the fourth quarter of 2002, AEP decided not to install certain emission control technology on its Fiddler's Ferry and Ferrybridge generation facilities in 2008. This decision and its legal and regulatory consequences will result in a significant reduction in the estimated economic life of those facilities.

     The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System.

     See Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters and Note 9 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Items 7 and 8, respectively, for further information with respect to environmental matters.

 Environmental Expenditures

     Expenditures related to generation facility compliance with air and water quality standards during 2001 and 2002 and the current estimate for 2003 are shown below. Substantial expenditures in addition to the amounts set forth below may be required by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted. Future expenditures could be significantly greater if litigation regarding whether AEP properly installed emission control equipment on its plants is resolved against AEP. See Note 9 to the consolidated financial statements, entitled Commitments and Contingencies, incorporated by reference in Item 8, for more information regarding this litigation and environmental expenditures in general.

                         2001       2002       2003
                        ACTUAL     ACTUAL    ESTIMATE
                       --------   --------   --------
                               (IN THOUSANDS)
AEGCo................  $  3,500   $  1,200   $ 11,200
APCo.................    99,200    108,400     65,700
CSPCo................    22,500     25,400     39,300
I&M..................       700      1,200     18,500
KPCo.................    11,200    110,600     39,900
OPCo.................   125,300    110,300     53,100
PSO..................       400      1,200        100
SWEPCo...............     9,200      3,400      9,000
TCC..................     2,500        600          0
TNC..................       800      1,900          0
                       --------   --------   --------
AEP System...........  $275,300   $364,200   $236,800
                       ========   ========   ========

 Electric and Magnetic Fields

     EMF are found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF is created by electricity flowing in transmission and distribution lines, electrical equipment, household wiring, and appliances.

     A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to

EMF and health effects, none has produced any conclusive evidence that EMF does or does not cause adverse health effects.

     Management cannot predict the ultimate impact of the question of EMF exposure and adverse health effects. If further research shows that EMF exposure contributes to increased risk of cancer or other health problems, or if the courts conclude that EMF exposure harms individuals and that utilities are liable for damages, or if states limit the strength of magnetic fields to such a level that the current electricity delivery system must be significantly changed, then the results of operations and financial condition of AEP and its operating subsidiaries could be materially adversely affected unless these costs can be recovered from customers.

WHOLESALE OPERATIONS

GENERAL

     AEP conducts its wholesale business operations through its public utility subsidiaries (through which AEP also conducts its energy delivery operations), AEPES, AEPR and Pro Serv. Wholesale operations use and manage the following assets:

     - Power generation facilities (or interests therein) owned by AEP's public utility and other subsidiaries;

     - Natural gas pipeline, storage and processing facilities;

     - Coal mines and related facilities; and

     - Barge, rail and other fuel transportation related assets.

     Wholesale operations include the following activities:

     - Through AEP's public utility subsidiaries, the generation and sale of power (i) to retail customers at unbundled or bundled rates regulated at least in part by state public utility commissions and (ii) at wholesale at rates regulated, in certain instances, by the FERC.

     - Trading and marketing energy commodities in transactions predominantly limited to risk management around assets used or managed by AEP's wholesale operations, including electric power, natural gas, natural gas liquids, oil, coal, and SO(2) allowances in North America and, where applicable, Europe. Electric power transactions in the United States are conducted principally through AEP's public utility subsidiaries. Other energy commodity and allowances transactions are conducted through AEPES and AEPR.

     - Entering into long-term transactions to buy or sell capacity, energy, and ancillary services of electric generating facilities, either existing or to be constructed, at various locations in North America and Europe.

     - Through Pro Serv, providing engineering, construction, project management and other consulting services for energy-related projects.

     In October 2002 AEP announced its plans to reduce the exposure to energy trading markets and to downsize the trading and wholesale marketing operations. It is expected that in the future power trading and marketing operations will be smaller in scope and size, will generally be limited to risk management around AEP's assets and, accordingly, focused in those regions in which AEP owns assets.

POWER GENERATION

 General

     Power generation accounts for the majority of wholesale operations revenue. In 2002, on an as-reported basis, power generation revenue included the following components: (i) 63% from retail sales at predominantly regulated rates; (ii) 33% from power marketing transactions of a type AEP intends to continue and which are regulated in certain instances by the FERC; (iii) 3% from retail sales at rates not regulated by states; and (iv) 1% attributable to power marketing transactions of a type that management has stated are transitional. This final category of transactions will be reduced consistent with AEP's decision to scale back certain trading and marketing operations as described in the preceding paragraph.

     AEP's public utility subsidiaries own approximately 38,000 MW of domestic generation. See Deactivation and Planned Disposition of Generating Facilities for a discussion of planned reductions in AEP's generating fleet. Other AEP subsidiaries hold interests in entities owning 1,879 MW of domestic power facilities and 5,235 MW of international power facilities. The AEP public utility subsidiaries operate their generating plants as a single interconnected and coordinated electric utility system. See Item 2 - Properties for more information regarding generation facilities.

 AEP Power Pool and CSW Operating Agreement

     APCo, CSPCo, I&M, KPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (Interconnection Agreement), defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company's "member-load-ratio."

     The member-load ratio is calculated monthly by dividing such company's highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies. As of December 31, 2002, the member-load ratios were as follows:

                            PEAK
                           DEMAND   MEMBER-LOAD
                            (KW)     RATIO (%)
                           ------   -----------
APCo.....................  6,010       28.2
CSPCo....................  4,040       19.0
I&M......................  4,323       20.3
KPCo.....................  1,551        7.3
OPCo.....................  5,360       25.2

     Although the FERC has approved the right of withdrawal of CSPCo and OPCo from the AEP Power Pool as part of its order approving the settlement agreements and AEP's FERC restructuring application, CSPCo and OPCo have remained a party to the AEP Power Pool. If CSPCo and OPCo continue to remain in the AEP Power Pool, notification to or approval by the FERC may be required. See Management's Discussion and Analysis of Results of Operations and Financial Condition, under the headings entitled Industry Restructuring and Corporate Separation for a discussion of AEP's corporate separation plan filed with the FERC and related settlement agreements with state commissions and other intervenors.

     The following table shows the net credits or (charges) allocated among the parties under the Interconnection Agreement and AEP System Interim Allowance Agreement during the years ended December 31, 2000, 2001 and 2002:

                         2000        2001        2002
                       ---------   ---------   ---------
                                (IN THOUSANDS)
APCo. ...............  $(274,000)  $(256,700)  $(127,000)
CSPCo................   (250,400)   (251,200)   (267,000)
I&M..................     93,900     166,200     113,600
KPCo. ...............    (21,500)    (27,600)    (46,500)
OPCo. ...............    452,000     369,300     326,900

     PSO, SWEPCo, TCC and TNC, and AEPSC are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement). The CSW Operating Agreement requires the west zone public utility subsidiaries to maintain specified annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other AEP west zone subsidiaries as capacity commitments. The CSW Operating Agreement also delegates to AEP Service Corporation the authority to coordinate the acquisition, disposition, planning, design and construction of generating units and to supervise the operation and maintenance of a central control center.

     The following table shows the net credits or (charges) allocated among the parties under the CSW Operating Agreement during the years ended December 31, 2000, 2001 and 2002:

                        2000      2001       2002
                       -------   -------   --------
                              (IN THOUSANDS)
PSO..................  $(9,000)  $(6,500)  $(53,700)
SWEPCo...............   55,400    62,300     67,800
TCC..................    3,600   (13,500)    15,400
TNC..................  (50,000)  (42,300)   (29,500)

     Power generated by or allocated or provided under the Interconnection Agreement or CSW Operating Agreement to any public utility subsidiary is often sold to customers (or in the case of the ERCOT area of Texas, REPs) by such public utility subsidiary at rates approved (other than in the ERCOT area of Texas) by the public utility commission in the jurisdiction of sale. In Ohio, Virginia and the ERCOT area of Texas, such rates are based on a statutory formula as those jurisdictions transition to the use of market rates for generation. See Energy Delivery -- Regulation -- Rates.

     Under the Interconnection Agreement, power allocated to a public utility subsidiary that is not required to serve its native load is sold at wholesale on behalf of such subsidiary. Under the CSW Operating Agreement, power generated that is not needed to serve the native load of any public utility subsidiary is sold at wholesale by the generating subsidiary. See Trading and Marketing of Energy Commodities for a discussion of the trading and marketing of such power.

     AEP's System Integration Agreement provides for the integration and coordination of AEP's east and west zone operating subsidiaries, joint dispatch of generation within the AEP System, and the distribu-tion, between the two operating zones, of costs and benefits associated with the System's generating plants. It is designed to function as an umbrella agreement in addition to the Interconnection Agreement and the CSW Operating Agreement, each of which controls the distribution of costs and benefits within each zone.

 Competition and Regulation

     Retail Sales: AEP's public utility subsidiaries have the right (which in some cases is exclusive) to sell electric power at retail within their respective service areas in the states of Arkansas, Indiana, Kentucky, Louisiana, Oklahoma, Tennessee, West Virginia and the SPP area of Texas. In Michigan, Ohio and Virginia, AEP's public utility subsidiaries continue to provide service to customers who have not been offered or have not selected alternate service from competing suppliers. In those states, service is currently being provided according to prescribed rules and rates. In the ERCOT area of Texas, TCC and TNC sell power to Centrica, which provides PTB service to certain former customers of TCC and TNC and must compete for customers.

     AEP's public utility subsidiaries also compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to competing generators and self-generation, the public utility subsidiaries of AEP believe that they generally maintain a favorable competitive position. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.

     Significant changes in the global economy in recent years have led to increased price competition for industrial customers in the United States, including those served by the AEP System. Some of these industrial customers have requested price reductions from their suppliers of electric power. In addition, industrial customers that are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, providing various off-peak or interruptible supply options pursuant to tariffs filed with the various state commissions. Occasionally, these rates are first negotiated, and then filed with the state commissions. The public utility subsidiaries believe that they are unlikely to be materially adversely affected by this competition.

     See Energy Delivery -- Regulation -- Rates for a description of the setting of rates for power sold at bundled or unbundled state-regulated rates.

     Wholesale Sales: The public utility subsidiaries of AEP, like the electric industry generally, face increasing competition in the sale of available power on a wholesale basis, primarily to other public utilities and power marketers. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market by creating a generation market with fewer barriers to entry and mandating that all generators have equal access to transmission services. As a result, there are more generators able to participate in this market. The principal factors in competing for wholesale sales are price (including fuel costs), availability of capacity and power and reliability of service.

     The public utility subsidiaries of AEP are subject to regulation by the FERC under the Federal Power Act in respect of rates for interstate sales at wholesale. See General -- Regulation -- FERC.

 Seasonality

     Sale of electric power is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change due to the nature and location of AEP's facilities and the terms of power sale contracts AEP enters into. In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP's results of operations and may impact its financial condition.

 Fuel Supply

     The following table shows the sources of power generated by the AEP System:

                              2000   2001   2002
                              ----   ----   ----
Coal........................   78%    74%    78%
Natural Gas.................   13%    12%     8%
Nuclear.....................    5%    11%    11%
Hydroelectric and other.....    4%     3%     3%

     Variations in the generation of nuclear power are primarily related to refueling outages and, in a portion of 2000, the shutdown of the Cook Plant to respond to issues raised by the NRC. Variations in the generation of natural gas power are primarily related to the availability of cheaper alternatives to fulfill certain power requirements and to deactivate certain of its gas-fired plants.

     Coal and Lignite: AEP System generating companies procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations, short-term, and spot agreements with various producers and coal trading firms. AEP believes, but cannot provide assurances that, it will be able to secure coal and lignite of adequate quality and in adequate quantities to operate its coal and lignite-fired units.

     The following table shows the amount of coal delivered to the AEP System during the past three years and the average delivered price of spot coal purchased by System companies:

                        2000      2001      2002
                       -------   -------   -------
Total coal delivered
  to AEP operated
  plants (thousands
  of tons)...........   73,259    73,889    76,442
Average price per ton
  of spot-purchased
  coal...............  $ 24.03   $ 27.30   $ 27.06

     The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor unrest and weather conditions which may interrupt deliveries. At December 31, 2002, the System's coal inventory was roughly 56 days of normal usage. This estimate assumes that the total supply would be utilized through the operation of plants that use coal most efficiently.

     In cases of emergency or shortage, system companies have developed programs to conserve coal supplies at their plants. Such programs have been filed and reviewed with officials of federal and state agencies and, in some cases, the state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agencies.

     The FERC has adopted regulations relating, among other things, to the circumstances under which, in the event of fuel emergencies or shortages, it might order electric utilities to generate and transmit electric power to other regions or systems experiencing fuel shortages, and to ratemaking principles by which such electric utilities would be compensated. In addition, the federal government is authorized, under prescribed conditions, to allocate coal and to require the transportation thereof, for the use of power plants or major fuel-burning installations.

     Natural Gas: AEP, through its public utility subsidiaries, consumed over 163 billion cubic feet of natural gas during 2002 for generating power. A majority of the gas fired electric generation plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. A portfolio of long-term and short-term purchase and transportation agreements (that are acquired on a competitive basis and based on market prices) supplies natural gas requirements for each plant.

     Nuclear: I&M and STPNOC have made commitments to meet certain of the nuclear fuel requirements of the Cook Plant and STP, respectively. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets until it decides that deliveries under long-term supply contracts are warranted. TCC and the other STP participants have entered into contracts with suppliers for (i) 100% of the uranium concentrate sufficient for the operation of both STP units through spring 2006 and (ii) 50% of the uranium concentrate needed for STP through spring 2007.

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

  Nuclear Waste and Decommissioning

     I&M, as the owner of the Cook Plant, and TCC, as a partial owner of STP, have a significant future financial commitment to safely dispose of SNF and decommission and decontaminate the plants. The ultimate cost of retiring the Cook Plant and STP may be materially different from estimates and funding targets as a result of the:

     - Type of decommissioning plan selected;

     - Escalation of various cost elements (including, but not limited to, general inflation);

     - Further development of regulatory requirements governing decommissioning;

     - Limited availability to date of significant experience in decommissioning such facilities;

     - Technology available at the time of decommissioning differing significantly from that assumed in these studies; and

     - Availability of nuclear waste disposal facilities.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant and STP will not be significantly different than current projections.

     See Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters and Note 9 to the consolidated financial statements, entitled Commitments and Contingencies, which are incorporated by reference in Items 7 and 8, respectively, for information with respect to nuclear waste and decommissioning and related litigation.

     Low-Level Radioactive Waste: The LLWPA mandates that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. Michigan and Texas do not currently have disposal sites for such waste available. AEP cannot predict when such sites may be available, but South Carolina and Utah operate low-level radioactive waste disposal sites and accept low-level radioactive waste from Michigan and Texas. AEP's access to the South Carolina facility is currently allowed through the end of fiscal year 2008.

  Deactivation and Planned Disposition of Generation Facilities

     In September 2002, AEP indicated to ERCOT its intent to deactivate 16 gas-fired power plants (8 TCC plants and 8 TNC plants). ERCOT subsequently conducted reliability studies that determined that seven plants (4 TCC plants and 3 TNC plants) would be required to ensure reliability of the electricity grid. As a result of these studies, ERCOT and AEP agreed to enter into reliability must run agreements (which expired in December 2002, but have been renewed for all but two units of these plants) to continue operation of these plants. With ERCOT's approval, AEP proceeded with its planned deactivation of the remaining nine plants.

     TCC has also filed a plan of divestiture with the PUCT proposing to sell all of its power generation assets in an effort to determine its level of stranded costs in accordance with the Texas Act. The PUCT has dismissed its proceeding relating to TCC's plan of divestiture in anticipation of promulgating rules of general application regarding stranded cost determination for nuclear facilities. See Energy Delivery-Regulatory Assets and Stranded Cost Recovery and Post-Restructuring Wires Charges.

     The assets to be sold have a generating capacity of 4,497 MW and include eight gas-fired generating plants, one coal-fired plant, TCC's interest in another coal-fired plant, a hydroelectric facility and TCC's interest in STP. See Note 8 to the consolidated financial statements entitled Customer Choice and Industry Restructuring, incorporated by reference in Item 8, for more information on the planned disposition of TCC generation facilities.

TRADING AND MARKETING OF ENERGY COMMODITIES

     AEP enters into transactions for the purchase and sale of electricity and natural gas as part of wholesale trading operations. Electric and gas transactions are executed over-the-counter with counterparties or through brokers. Gas transactions are also executed through brokerage accounts with brokers who are registered with the Commodity Futures Trading Commission. Brokers and counterparties may require cash or cash related instruments to be deposited on these transactions as margin against open positions.

     AEP trades electricity and gas contracts with numerous counterparties. Since AEP's open energy trading contracts are valued based on changes in market prices of the related commodities, our exposures change daily.

     In October 2002, AEP announced its plans to reduce its exposure to energy trading markets and to downsize the trading and wholesale marketing operations. It is expected that in the future power trading and marketing operations will be smaller in scope, will generally be limited to risk management around AEP assets and, accordingly, focused in regions in which AEP owns assets.

 Energy Market Investigations

     During 2002, several governmental entities launched investigations of participants in energy trading markets, including AEP. A number of those investigations resulted in data requests of AEP. See Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters, incorporated by reference in Item 7, under the heading Energy Market Investigations.

NATURAL GAS PIPELINE, STORAGE AND PROCESSING FACILITIES

     AEP, through certain subsidiaries, operates and owns an interest in a significant amount of gas-related assets, including:

     - 6,400 miles of natural gas pipelines between two systems;

     - 128 billion cubic feet of storage among two facilities;

     - Five natural gas processing plants; and

     - Certain gas marketing contracts.

COAL MINES AND RELATED FACILITIES

     AEP, through certain subsidiaries, holds various properties, coal reserves, mining operations and royalty interests in Colorado, Kentucky, Louisiana, Ohio, Pennsylvania and West Virginia.

BARGE, RAIL AND OTHER FUEL TRANSPORTATION RELATED ASSETS

     AEP, through MEMCO Barge Line Inc., is engaged in the transportation of coal and dry bulk commodities, primarily on the Ohio, Illinois, and Lower Mississippi rivers for AEP, as well as unaffiliated customers. AEP, through certain subsidiaries, owns or leases 7,000 railcars, 1,800 barges, 37 tug boats and two coal handling terminals with 20 million tons of annual capacity.

STRUCTURED ARRANGEMENTS INVOLVING CAPACITY, ENERGY, AND ANCILLARY SERVICES

 Dow

     AEP has entered into an agreement with The Dow Chemical Company to construct a 900 MW cogeneration facility at Dow's chemical facility in Plaquemine, Louisiana. Commercial operation is expected in November 2003. AEP is entitled to 100% of the facility's capacity and energy over The Dow Chemical Company's requirements and has contracted to sell the power from this facility to an unaffiliated party.

 Buckeye

     In January 2000, OPCo and NPC, an affiliate of Buckeye, entered into an agreement relating to the construction and operation of a 510 MW gas-fired electric generating peaking facility to be owned by NPC. From the commercial operation date (which occurred in 2002) until the end of 2005, OPCo will be entitled to 100% of the power generated by the facility, and responsible for the fuel and other costs of the facility. After 2005, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the facility, and both parties will generally be responsible for the fuel and other costs of the facility. OPCo will also provide certain back-up power to NPC.

CERTAIN POWER AGREEMENTS

 AEGCo

     Since its formation in 1982, AEGCo's business has consisted of the ownership and financing of its 50% interest in Unit 1 of the Rockport Plant and, since 1989, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M and KPCo pursuant to unit power agreements.

     The I&M Power Agreement provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M). Such amounts, when added to amounts received by AEGCo from any other sources, will be at least sufficient to enable AEGCo to pay all its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by FERC, currently 12.16%. The I&M Power Agreement will continue in effect until the date that the last of the lease terms of Unit 2 of the Rockport Plant has expired unless extended in specified circumstances.

     Pursuant to an assignment between I&M and KPCo, and a unit power agreement between KPCo and AEGCo, AEGCo sells KPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KPCo has agreed to pay to AEGCo the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KPCo unit power agreement expires on December 31, 2004. The agreement will be extended until December 31, 2009 for Unit 1 and December 31, 2022 for Unit 2 if AEP's restructuring settlement agreement filed with the FERC becomes effective.

     AEGCo and AEP have entered into a capital funds agreement pursuant to which, among other things, AEP has unconditionally agreed to make cash capital contributions, or in certain circumstances subordinated loans, to AEGCo to the extent necessary to enable AEGCo to (i) maintain such an equity component of capitalization as required by governmental regulatory authorities; (ii) provide its proportionate share of the funds required to permit commercial operation of the Rockport Plant; (iii) enable AEGCo to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party (AEGCo Agreements); and (iv) pay all indebtedness, obligations and liabilities of AEGCo (AEGCo Obligations) under the AEGCo Agreements, other than indebtedness, obligations or liabilities owing to AEP. The capital funds agreement will terminate after all AEGCo Obligations have been paid in full.

 OVEC

     AEP, CSPCo and several unaffiliated utility companies jointly own OVEC. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. Until September 1, 2001, OVEC supplied the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The sponsoring companies are now entitled to receive and pay for all OVEC capacity (approximately 2,200 MW) in proportion to their power participation ratios. The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 42.1%. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. The Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, will expire by its terms on March 12, 2006.

 Buckeye

     Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 25 of the rural electric cooperatives which operate in the State of Ohio at 342 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on August 1, 2002, was recorded at 1,398,559 kilowatts.

ENERGY DELIVERY

GENERAL

     AEP's public utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2--Properties for more information regarding the transmission and distribution lines. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP's public utility subsidiaries in their service territories. These sales are made at rates established by the state utility commissions of the states in which they operate, and in some instances, the FERC as well. See Regulation-- Rates. The FERC regulates and approves the rates for wholesale transmission transactions. See General--Regulation-- FERC. As discussed below, some transmission services also are separately sold to non-affiliated companies.

     AEP's public utility subsidiaries hold franchises or other rights to provide electric service in various municipalities and regions in their service areas. In some cases, these franchises provide the utility with the exclusive right to provide electric service. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business. For a discussion of competition in the sale of power, see Wholesale Operations-- Generation-- Competition and Regulation.

REGULATION

     AEP is in the business of providing generation, transmission and distribution services. The transmission and distribution functions are part of AEP's energy delivery segment. The generation function is part of AEP's wholesale operations segment. This discussion covers the regulation of transmission and distribution, but also generation sold at retail (which would otherwise be included in the wholesale operations segment discussion).

 Rates

     Historically, state utility commissions have established electric service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service. A utility's cost of service is generally comprised of its operating expenses, including operation and maintenance expense, depreciation expense and taxes. State utility commissions periodically adjust rates pursuant to a review of (i) a utility's revenues and expenses during a defined test period and (ii) such utility's level of investment. Absent a legal limitation, such as a law limiting the frequency of rate changes or capping rates for a period of time as part of a transition to customer choice of generation suppliers, a state utility commission can review and change rates on its own initiative. Some states may initiate reviews at the request of a utility, customer, governmental or other representative of a group of customers. Such parties may, however, agree with one another not to request reviews of or changes to rates for a specified period of time.

     The rates of AEP's public utility subsidiaries are generally based on the cost of providing traditional bundled electric service (i.e., generation, transmission and distribution service). In Ohio, Virginia and the ERCOT area of Texas, rates are transitioning from bundled cost-based rates for electric service to unbundled cost-based rates for transmission and distribution service on the one hand, and market pricing for and/or customer choice of generation on the other.

     Historically, the state regulatory frameworks in the service area of the AEP System reflected specified fuel costs as part of bundled (or, more recently, unbundled) rates or incorporated fuel adjustment clauses in a utility's rates and tariffs. Fuel adjustment clauses permit periodic adjustments to fuel cost recovery from customers and therefore provide protection against exposure to fuel cost changes. While the historical framework remains in a portion of AEP's service territory, recovery of increased fuel costs (i) is no longer provided for in Ohio and (ii) may be limited in Indiana and Michigan, which have capped rates. Fuel recovery is also limited in the ERCOT area of Texas, but because AEP sold MECPL and MEWTU, there is little impact on AEP of fuel recovery procedures related to service in ERCOT.

     The following state-by-state analysis summarizes the regulatory environment of each jurisdiction in which AEP operates. Several public utility subsidiaries operate in more than one jurisdiction.

     Indiana: I&M provides retail electric service in Indiana at a bundled rate approved by the IURC. While rates are set on a cost-of-service basis, utilities may also generally seek to adjust fuel clause rates quarterly. I&M's base rate is capped through December 31, 2004 and its fuel recovery rate is capped through February 29, 2004.

     Ohio: CSPCo and OPCo operate as functionally separated utilities and provide "default" retail electric service to customers at unbundled rates established by the Ohio Act through December 31, 2005. Thereafter, CSPCo and OPCo will continue to provide distribution services to retail customers at rates approved by the PUCO. These rates will be frozen from December 31, 2005 to (i) December 31, 2008 for CSPCo and (ii) December 31, 2007 for OPCo. Transmission services will continue to be provided at rates established by the FERC. Default retail generation service rates will be based on market prices pursuant to rules currently under consideration by the PUCO.

     Oklahoma: PSO provides retail electric service in Oklahoma at a bundled rate approved by the OCC. PSO's rates are set on a cost-of-service basis. Fuel and purchased power costs above the amount included in base rates are recovered by applying a fuel adjustment factor to retail kilowatt-hour sales. The factor is adjusted quarterly and is based upon forecasted fuel and purchased power costs. Over or under collections of fuel costs for prior periods can be recovered when new quarterly factors are established.

     Texas: The Texas Act requires the legal separation of generation-related assets from transmission and distribution assets. TCC and TNC currently operate on a functionally separated basis. In January 2002, TCC and TNC transferred all their retail customers in the ERCOT area of Texas to MECPL, MEWTU and AEP Commercial and Industrial REP (an AEP affiliate). TNC's retail SPP customers were ultimately transferred to Mutual Energy SWEPCo L.P. (an AEP affiliate). TCC and TNC provide retail transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules.

     The implementation of the business separation plan for SWEPCo operations in the SPP area of Texas was delayed by the PUCT. As such, SWEPCo's Texas operations continue to operate and to be regulated as a traditional bundled utility with both base and fuel rates.

     Virginia: APCo provides unbundled retail electric service in Virginia. APCo's unbundled generation, transmission (which reflect FERC approved transmission rates) and distribution rates as well as its functional separation plan were approved by the VSCC in December 2001.

     The Virginia Act capped base rates at their mid-1999 levels until the end of the transition period (July 1, 2007), or sooner if the VSCC finds that a competitive market for generation exists in Virginia. The Virginia Act permits APCo to seek a one-time change to its capped non-generation rates after January 1, 2004. The Virginia Act allows adjustments to fuel rates during the transition period and continues to permit utilities to recover their actual fuel costs, the fuel component of their purchased power costs and certain capacity charges. APCo recovers its generation capacity charges through capped base rates.

     West Virginia: APCo and Wheeling Power Company provide retail electric service at bundled rates approved by the WVPSC. A plan to introduce customer choice was approved by the West Virginia Legislature in its 2000 legislative session. However, implementation of that plan was placed on hold pending necessary changes to the state's tax laws in a subsequent session. Those changes have not been made.

     While West Virginia generally allows recovery of fuel costs, the most recent proceeding resulted in the suspension of an active fuel clause for APCo and WPCo (though they continue to recover fuel costs through fixed bundled rates). APCo and Wheeling Power Company are currently unable to change the current level of fuel cost recovery, though this ability could be reinstated in a future proceeding.

     Other Jurisdictions: The public utility subsidiaries of AEP also provide service at regulated bundled rates in Arkansas, Kentucky, Louisiana and Tennessee and regulated unbundled rates in Michigan.

     The table below illustrates the current rate regulation status of the states in which the public utility subsidiaries of AEP operate:

                                                                                   FUEL CLAUSE RATES                   PERCENTAGE
                                                                   -------------------------------------------------     OF AEP
                            STATUS OF BASE RATES FOR                                                  SYSTEM SALES       SYSTEM
                 -----------------------------------------------                                     PROFITS SHARED      RETAIL
JURISDICTION          POWER SUPPLY           ENERGY DELIVERY           STATUS          INCLUDES       W/RATEPAYERS     REVENUES(1)
------------     ----------------------   ----------------------   --------------   --------------   ---------------   -----------
Ohio             Frozen through 2005      Distribution frozen      None             Not applicable   Not applicable        30%
                                          through 2007 for OPCo
                                          and 2008 for CSP;
                                          Transmission frozen
                                          through 2005
Texas
  (TCC, TNC)     See footnote 2           Not capped or frozen     Not applicable   Not applicable   Not applicable        17%(2)
Texas
  (SWEPCo)       Capped until 6/15/03                              Active           Fuel and fuel    Yes, above base        3%
                                                                                    portion of       levels
                                                                                    purchased
                                                                                    power
Indiana          Capped until 1/1/05(3)                            Capped until     Fuel and fuel    No                    10%
                                                                   3/1/04(3)        portion of
                                                                                    purchased
                                                                                    power
Virginia         Capped until as late     Capped until as late     Active           Fuel and fuel    No                     9%
                 as 7/1/07(4)             as 7/1/07(4)                              portion of
                                                                                    purchased
                                                                                    power
West Virginia    Fixed(5)                                          Suspended(5)     Fuel and fuel    Yes, but               9%
                                                                                    portion of       suspended
                                                                                    purchased
                                                                                    power
Oklahoma         Cap expired 1/1/03                                Active           Fuel and fuel    Yes                    9%
                                                                                    portion of
                                                                                    purchased
                                                                                    power
Louisiana        Capped until 6/15/05                              Active           Fuel and fuel    Yes, above base        5%
                                                                                    portion of       levels
                                                                                    purchased
                                                                                    power
Kentucky         Frozen until 6/15/03(6)                           Active           Fuel and fuel    Yes, above base        3%
                                                                                    portion of       levels
                                                                                    purchased
                                                                                    power
Arkansas         Capped until 6/15/03                              Active           Fuel and fuel    Yes, above base        2%
                                                                                    portion of       levels
                                                                                    purchased
                                                                                    power
Michigan         Capped until 1/1/05(7)   Capped until 1/1/05(7)   Capped until     Fuel and fuel    Yes, in some           2%
                                                                   1/1/04(8)        portion of       areas, but
                                                                                    purchased        suspended
                                                                                    power
Tennessee        Not capped or frozen                              Active           Fuel and fuel    No                     1%
                                                                                    portion of
                                                                                    purchased
                                                                                    power

---------------------------------

(1) Represents the percentage of revenues from sales to retail customers from AEP utility companies operating in each state to the total AEP System revenues from sales to retail customers for the year ended December 31, 2002.

(2) Retail electric service in the ERCOT area of Texas is provided to most customers through unaffiliated REPs which must offer PTB rates until January 1, 2007. The percentage of revenues shown includes revenues from power sales contracts between MECPL and TCC and MEWTU and TNC.

(3) Capped base and fuel rates pursuant to a 1999 settlement with base rate freeze extended pursuant to merger stipulation.

(4) Base rates are capped until the earlier of 7/1/07 or a finding by the VSCC that a competitive market for generation exists. One-time change in non-generation rates is allowed in Virginia after 1/1/04.

(5) Rates fixed and expanded net energy clause suspended in West Virginia pursuant to a 1999 rate case stipulation, but subject to change in a future proceeding.

(6) Utilities may request that an environmental surcharge be imposed to recover costs associated with the installation of emission control equipment.

(7) Capped base and fuel rates pursuant to a 1999 settlement and base rates extended pursuant to merger stipulation.

(8) Michigan fuel rates capped until 1/1/04 pursuant to a 1999 fuel settlement.

AEP TRANSMISSION POOL

 Transmission Equalization Agreement

     APCo, CSPCo, I&M, KPCo and OPCo operate their transmission lines as a single interconnected and coordinated system and are parties to the Transmission Equalization Agreement, dated April 1, 1984, as amended (TEA), defining how they share the costs and benefits associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345 KV and above) and certain facilities operated at lower voltages (138 KV and above). This sharing is based upon each company's "member-load ratio." The member-load ratio is calculated monthly by dividing such company's highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies. As of December 31, 2002, the member-load ratios were as follows:

                            PEAK
                           DEMAND   MEMBER-LOAD
                            (KW)     RATIO (%)
                           ------   -----------
APCo.....................  6,010       28.2
CSPCo....................  4,040       19.0
I&M......................  4,323       20.3
KPCo.....................  1,551        7.3
OPCo.....................  5,360       25.2

     The following table shows the net credits or (charges) allocated among the parties to the TEA during the years ended December 31, 2000, 2001 and 2002:

                         2000       2001      2002
                       --------   --------   -------
                              (IN THOUSANDS)
APCo.................  $  3,400   $  3,100  $ 13,400
CSPCo................   (38,300)   (40,200)  (42,200)
I&M..................    43,800     41,300    36,100
KPCo.................     6,000      4,600     5,400
OPCo.................   (14,900)    (8,800)  (12,700)

 Transmission Coordination Agreement

     PSO, SWEPCo, TCC, TNC and AEPSC are parties to a Transmission Coordination Agreement originally dated as of January 1, 1997 (TCA). The TCA establishes a coordinating committee, which is charged with the responsibility of overseeing the coordinated planning of the transmission facilities of the west zone public utility subsidiaries, including the performance of transmission planning studies, the interaction of such subsidiaries with independent system operators and other regional bodies interested in transmission planning and compliance with the terms of the OATT filed with the FERC and the rules of the FERC relating to such tariff.

     Under the TCA, the west zone public utility subsidiaries have delegated to AEPSC the responsibility of monitoring the reliability of their transmission systems and administering the AEP OATT on their behalf. The TCA also provides for the allocation among the west zone public utility subsidiaries of revenues collected for transmission and ancillary services provided under the AEP OATT.

     The following table shows the net credits or (charges) allocated among the parties to the TCA during the years ended December 31, 2000, 2001 and 2002:

                         2000     2001     2002
                        ------   ------   ------
                             (IN THOUSANDS)
PSO................... $ 3,300  $ 4,000  $ 4,200
SWEPCo................   5,900    5,400    5,000
TCC...................  (3,400)  (3,900)  (3,600)
TNC...................  (5,800)  (5,500)  (5,600)

 Transmission Services for Non-Affiliates

     In addition to providing transmission services in connection with their own power sales, AEP's public utility subsidiaries and other System companies also provide transmission services for non-affiliated compa-nies. See Regulation--Regional Transmission Organizations. AEP's public utility subsidiaries are subject to regulation by the FERC under the FPA in respect of transmission of electric power.

 Coordination of East and West Zone Transmission

     AEP's System Transmission Integration Agreement provides for the integration and coordination of the planning, operation and maintenance of the transmission facilities of AEP's east and west zone public utility subsidiaries. The System Transmission Integration Agreement functions as an umbrella agreement in addition to the TEA and the TCA. The System Transmission Integration Agreement contains two service schedules that govern:

     - The allocation of transmission costs and revenues and

     - The allocation of third-party transmission costs and revenues and System dispatch costs.

The System Transmission Integration Agreement contemplates that additional service schedules may be added as circumstances warrant.

COMPETITION

     The public utility subsidiaries of AEP, like many other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. Legislation has been enacted in Michigan, Ohio, Texas and Virginia that allows for customer choice of generation supplier. Although restructuring legislation has been passed in Oklahoma and West Virginia, it has been delayed indefinitely in Oklahoma and not implemented in West Virginia. In addition, restructuring legislation in Arkansas has been repealed. See General--Electric Restructuring Legislation. Customer choice legislation generally allows competition in the generation and sale of electric power, but not in its transmission and distribution.

     See Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters and Note 8 to the consolidated financial statements entitled Customer Choice and Industry Restructuring incorporated by reference in Items 7 and 8, respectively, for further information with respect to restructuring legislation affecting AEP subsidiaries.

SEASONALITY

     Sale of electric power is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change due to the nature and location of AEP's facilities and the terms of power sale contracts AEP enters into. In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP's results of operations and may impact its financial condition.

REGIONAL TRANSMISSION ORGANIZATIONS

     On April 24, 1996, the FERC issued orders 888 and 889. These orders require each public utility that owns or controls interstate transmission facilities to file an open access network and point-to-point transmission tariff that offers services comparable to the utility's own uses of its transmission system. The orders also require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the orders, the FERC issued a pro-forma tariff that reflects the Commission's views on the minimum non-price terms and conditions for non-discriminatory transmission service. In addition, the orders require all transmitting utilities to establish an Open Access Same-time Information System (OASIS), which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct that prohibit utilities' system operators from providing non-public transmission information to the utility's merchant employees. The orders also allow a utility to seek recovery of certain prudently incurred stranded costs that result from unbundled transmission service.

     In December 1999, FERC issued Order 2000, which provides for the voluntary formation of RTOs, entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals.

     AEP is required, as a condition of FERC's approval in 2000 of AEP's merger with CSW, to transfer functional control of its transmission facilities to one or more RTOs. In May 2002, AEP announced an agreement with PJM to pursue terms for its east zone public utility subsidiaries to participate in PJM, a

FERC approved RTO. In July 2002, the FERC tentatively approved AEP subsidiaries' decision to join PJM, subject to certain conditions being met. The satisfaction of these conditions is only partially within AEP's control. AEP's public utility subsidiaries have filed applications with the state utility commissions of Indiana, Kentucky, Ohio and Virginia requesting approval of the transfer of functional control of transmission assets in those states to PJM. Those applications are pending. In February 2003, the Virginia legislature enacted legislation that would prohibit the transfer of functional control of transmission assets to an RTO until at least July 2004.

     In July 2002, FERC conditionally accepted filings related to a proposed consolidation of MISO and the SPP. In that order the FERC required AEP's west zone subsidiaries in SPP to file reasons why those subsidiaries should not be required to join MISO. SWEPCo has filed an application with the LPSC requesting approval of the transfer of functional control of its Louisiana transmission assets to MISO and intends to make a similar filing in Arkansas with respect to its Arkansas transmission assets. AEP presently plans to transfer functional control of its transmission facilities in SPP to MISO or the merged MISO/SPP.

TEXAS REGULATORY ASSETS AND STRANDED COST RECOVERY AND POST-RESTRUCTURING WIRES CHARGES

     Certain transmission and distribution utilities in Texas whose generation assets were unbundled pursuant to the Texas Act may recover generation-related regulatory assets and generation-related stranded costs. Regulatory assets consist of the Texas jurisdictional amount of generation-related regulatory assets and liabilities in the audited financial statements as of December 31, 1998. Stranded costs consist of the positive excess of the net regulated book value of generation assets over the market value of those assets, taking specified factors into account. The Texas Act allows alternative methods of valuation to determine the fair market value of generation assets, including outright sale, full and partial stock valuation and asset exchanges, and also, for nuclear generation assets, the ECOM model.

     The Texas Act further permits utilities to establish a special purpose entity to issue securitization bonds for the recovery of regulatory assets and, after the 2004 true-up proceeding, the amount of stranded costs and remaining regulatory assets not previously securitized. Securitization bonds allow for regulatory assets and stranded costs to be refinanced with recovery of the bond principal and financing costs ensured through a non-bypassable rate surcharge by the regulated transmission and distribution utility over the life of the securitization bonds. Any stranded costs not recovered through the sale of securitization bonds may be recovered through a separate non-bypassable competitive transition charge to transmission and distribution customers.

 Regulatory Assets

     In 1999, TCC filed an application with the PUCT to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs. On March 27, 2000, the PUCT issued an order authorizing issuance of up to $797 million of securitization bonds including $764 million for recovery of net generation-related regulatory assets and $33 million for other qualified refinancing costs. The securitization bonds were issued in February 2002. TCC has included a transition charge in its distribution rates to repay the bonds over a 14-year period. In addition, another $185 million of generation-related regulatory assets are being recovered through distribution rates beginning in January 2002. Remaining generation-related regulatory assets of approximately $214 million originally included by TCC in its 1999 securitization request along with certain other regulatory assets will be included in TCC's request to recover stranded costs in the 2004 true-up proceeding.

 Stranded Costs

     In a March 2000 filing with the PUCT to determine unbundled transmission and distribution charges and initial stranded cost recovery, TCC requested recovery of an additional $1.1 billion of stranded costs and regulatory assets that were not securitized. In October 2001, the PUCT issued an order in the UCOS proceeding determining an initial amount of TCC ECOM or stranded costs of approximately negative $615 million based upon the PUCT's ECOM model. The ruling indicated that TCC costs were below market after securitization of regulatory assets. TCC disagrees with the ruling and believes it has positive stranded costs in addition to the securitized regulatory assets.

     As a result of this stranded cost determination, the PUCT ordered TCC to refund $55 million of estimated excess earnings for the period 1999 through 2001 to customers through a credit applied to distribu-tion rates over a five-year period. TCC appealed the PUCT's estimate of stranded costs and refund of excess earnings, among other issues, to the Travis County District Court. This estimate may be superseded by a final determination made as part of the 2004 true-up proceedings.

     The final amount of TCC's stranded costs including regulatory assets and ECOM will be established by the PUCT in the 2004 true-up proceeding. Pursuant to PUCT rules, if TCC's total stranded costs determined in the 2004 true-up proceeding are less than the amount of securitized regulatory assets, the PUCT can implement an offsetting credit to transmission and distribution rates. The Texas Third Circuit Court of Appeals ruled in February 2003 that the Texas Act does not contemplate the refunding to customers of negative stranded costs. In addition, the Court ruled that negative stranded costs cannot be offset against other true-up adjustments, including under-recovered fuel amounts. This ruling may be appealed to the Texas Supreme Court, which has discretion as to whether to accept and consider the appeal.

 2004 True-Up Proceedings

     Beginning as early as January 2004, the PUCT will conduct true-up proceedings (with respect to the ERCOT area of Texas) for each investor-owned utility, its affiliated REP and affiliated power generation company. The purpose of the true-up proceeding is to (i) quantify and reconcile the amount of stranded costs and generation-related regulatory assets that have not yet been securitized, (ii) conduct a true-up of the PUCT ECOM model for 2002 and 2003 to reflect market prices determined in required capacity auctions, (iii) establish final fuel recovery balances and (iv) determine the price to beat clawback component. The true-up proceeding will generally result in either additional charges or credits to retail customers through transmission and distribution rates collected by their REPs and remitted to the utility.

     Stranded Cost and Generation-Related Regulatory Asset Determination: The Texas Act authorized the use of several valuation methodologies to quantify stranded costs and generation-related regulatory assets in the 2004 true-up proceeding, including by the sale of assets. TCC filed a plan of divestiture with the PUCT in December 2002 seeking approval to sell its generation assets to determine their market value. The PUCT has dismissed its proceeding relating to TCC's plan of divestiture in anticipation of promulgating rules of general application regarding stranded cost determination. If the PUCT determines the sale of assets methodology cannot be used to determine the market value of STP, TCC intends to pursue the use of one or more market valuation methods. Divestiture of TCC's interest in STP to a nonaffiliate will also require NRC approval. TNC does not have any recoverable stranded costs or generation-related regulatory assets that can be considered as part of the 2004 true-up.

     ECOM/Capacity Auction Component: The PUCT used a computer model or projection, called an ECOM model, to estimate stranded costs related to generation plant assets in the UCOS proceeding. In connection with using the ECOM model to calculate the stranded cost estimate, the PUCT estimated the market power prices that will be received in the competitive wholesale generation market. Any difference between the ECOM model market prices and actual market power prices as measured by generation capacity auctions required by the Texas Act during the period of January 1, 2002 through December 31, 2003 will be a component of the 2004 true-up proceeding, either increasing or decreasing the amount of recovery for TCC. Auctions to date have generally indicated that market prices have been lower than the PUCT's ECOM estimates. Unless this is reversed, TCC's recovery in the 2004 true-up proceeding would be increased. In the event TCC has transferred its generation assets to an affiliate, the Texas Act would require TCC to remit to its affiliate the recovery amount accruing after the transfer. See Note 8 to the consolidated financial statements, entitled Customer Choice and Industry Restructuring, incorporated by reference in Item 8, for a discussion of the current calculation of the difference between the market price and ECOM estimate.

     Fuel Recovery Balance Determination: The amount TCC or TNC recovers in the 2004 true-up proceeding could be increased or reduced (or the amount TCC must refund could be increased) by any under or over-recovery of fuel. The fuel component will be determined by the amount of fuel costs and expenses the PUCT approves based on a final fuel reconciliation that TCC filed on December 2, 2002 and that TNC filed on June 3, 2002. TCC's fuel reconciliation covers its fuel costs from the period beginning July 1, 1998 and ending December 31, 2001. TCC's fuel reconciliation filing seeks approval for $1.6 billion in fuel expense collected from retail customers during that period. TCC's fuel reconciliation filing reflects a fuel over-recovery balance, as of December 31, 2001, of $63.5 million, including interest. A procedural schedule has been set with a hearing scheduled to begin May 7, 2003. TNC's fuel reconciliation requests approval of $292 million in fuel costs associated with serving both ERCOT and SPP retail customers from July 1, 2000 through December 31, 2001. It reflects a fuel under-recovery balance, as of December 31, 2001, of $26.9 million, including interest. The amounts in this paragraph may periodically be adjusted as filings are updated or adjusted. A final order from the PUCT is expected in the first half of 2003. Any under or over-recovery, plus interest thereon, will be recovered from or returned to customers as a component of the 2004 true-up proceeding.

     Price to Beat Clawback Component: The amount TCC or TNC recovers in the 2004 true-up proceeding could be reduced (or the amount TCC or TNC must refund could be increased) by the PTB clawback component. If MECPL and MEWTU (which are no longer affiliated with TCC or TNC) continue to serve 60% or more of TCC's and TNC's respective PTB load as of January 1, 2004 and the PTB (reduced by non-bypassable wires charges) exceeds the market price of electricity, any such excess must be credited to customers of TCC and TNC in the 2004 true-up proceeding, by up to $150 per customer, subject to certain adjustments. The Texas Act provides that MECPL and MEWTU effectively indemnify TCC and TNC, respectively, for any PTB clawback amounts assessed them. The MECPL and MEWTU sale agreements provide that Centrica (as purchaser of MECPL and MEWTU) and AEP Utilities (the parent of TCC and TNC, as seller of MECPL and MEWTU) will share responsibility for this indemnity.

     Further Securitization Bonds and Wires Charges: After final determination of its stranded costs and other true-up adjustments by the PUCT, TCC expects to issue securitization bonds in the amount of its non-securitized stranded costs and generation-related regulatory assets determined in the 2004 true-up proceeding. The bonds can have a maximum term of 15 years. If securitization bonds are not issued to finance all non-securitized stranded costs and generation-related regulatory assets, TCC will seek recovery of these amounts as well as its other true-up adjustments, through a non-bypassable competition transition charge in transmission and distribution rates.

     For a discussion of recovery of regulatory assets and stranded costs in Ohio and Virginia, see Note 8 to the consolidated financial statements entitled Customer Choice and Industry Restructuring, incorporated by reference in Item 8.

OTHER INVESTMENTS

     AEP has made certain investments in telecommunications, international energy and other concerns. In 2002, AEP wrote down the value of certain of those investments. See Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Accounting Policies and Other Matters and Note 13 to the consolidated financial statements entitled Asset Impairment and Investment Value Losses, incorporated by reference in Items 7 and 8, respectively.

     AEP also sold the following foreign investments in 2002:

     - SEEBOARD, an electricity supply and distribution company in the United Kingdom serving 2,000,000 customers and covering 3,000 square miles of service territory.

     - CitiPower, a retail electricity and gas supply and distribution subsidiary in Australia serving 240,000 customers.

Item 2. PROPERTIES
--------------------------------------------------------------------------------

GENERATION FACILITIES

 General

     At December 31, 2002, the AEP System owned (or leased where indicated) generating plants with net power capabilities (east zone public utility subsidiaries-winter rating; west zone public utility subsidiaries-summer rating) shown in the following table:

                                            COAL    NATURAL GAS   HYDRO   NUCLEAR   LIGNITE   OTHER   TOTAL
COMPANY                      STATIONS        MW         MW         MW       MW        MW       MW       MW
------------------------------------------------------------------------------------------------------------
AEGCo                            1(a)       1,300                                                      1,300
APCo                            17(b)       5,073                  777                                 5,850
CSPCo                            6(e)       2,595                                                      2,595
I&M                             10(a)       2,295                   11     2,110                       4,416
KPCo                             1          1,060                                                      1,060
OPCo                             8(b)(f)    8,472                   48                                 8,520
PSO                              8(c)       1,043      3,169                                   25(g)   4,237
SWEPCo                           9          1,848      1,797                          842              4,487
TCC                             12(c)(d)(h)   686      3,175         6       630                       4,497
TNC                             12(c)         377        999                                   16(g)   1,392
------------------------------------------------------------------------------------------------------------
Totals:                         84         24,749      9,140       842     2,740      842      41     38,354
------------------------------------------------------------------------------------------------------------

------------------------------------

(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.

(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.

(c) PSO, TCC and TNC jointly own the Oklaunion power station. Their respective ownership interests are reflected in this table.

(d) Reflects TCC's interest in STP.

(e) CSPCo owns generating units in common with CG&E and DP&L. Its ownership interest of 1,330 MW is reflected in this table.

(f) The scrubber facilities at the General James M. Gavin Plant are leased. The lease terminates in 2010 unless extended.

(g) PSO and TNC have 25 MW and 10 MW respectively of facilities designed primarily to burn oil. TNC has one 6 MW wind farm facility.

(h) See Item 1 -- Wholesale Operations -- Power Generation -- Planned Deactivation and Planned Disposition of Generation Facilities for a discussion of TCC's planned disposition of its generation facilities.

     In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities at December 31, 2002 is listed below.

                                                                             CAPACITY   OWNERSHIP
FACILITY                                  FUEL             LOCATION          TOTAL MW   INTEREST    STATUS
----------------------------------------------------------------------------------------------------------
Brush II                               Natural gas         Colorado              68       47.75%     QF
Eastex                                 Natural gas           Texas              440          50%     QF
Indian Mesa                               Wind               Texas              161         100%     EWG
Mulberry                               Natural gas          Florida             120       46.25%     QF
Newgulf                                Natural gas           Texas               85         100%     EWG
Orange Cogen                           Natural gas          Florida             103          50%     QF
Sweeny                                 Natural gas           Texas              480          50%     QF
Thermo Cogeneration                    Natural gas         Colorado             272          50%     QF
Trent Wind Farm                           Wind               Texas              150         100%     EWG
----------------------------------------------------------------------------------------------------------
Total U.S.                                                                    1,879
----------------------------------------------------------------------------------------------------------

                                                                             CAPACITY   OWNERSHIP
FACILITY                                  FUEL             LOCATION          TOTAL MW   INTEREST    STATUS
----------------------------------------------------------------------------------------------------------
Bajio                                  Natural gas          Mexico              605          50%    FUCO
Ferrybridge                               Coal          United Kingdom        2,000         100%    FUCO
Fiddler's Ferry                           Coal          United Kingdom        2,000         100%    FUCO
Nanyang                                   Coal               China              250          70%    FUCO
Southcoast                             Natural gas      United Kingdom          380          50%    FUCO
----------------------------------------------------------------------------------------------------------
Total International                                                           5,235
----------------------------------------------------------------------------------------------------------

     See Item 1 -- Wholesale Operations for information concerning natural gas pipelines, storage and processing facilities, transportation related assets and coal operations and reserves owned or controlled by AEP subsidiaries.

 Cook Nuclear Plant and STP

     The following table provides operating information relating to the Cook Plant and STP.

                            COOK PLANT                STP(A)
                       ---------------------   ---------------------
                        UNIT 1      UNIT 2      UNIT 1      UNIT 2
                       ---------   ---------   ---------   ---------
YEAR PLACED IN
  OPERATION..........       1975        1978        1988        1989
YEAR OF EXPIRATION OF
  NRC LICENSE (B)....       2014        2017        2027        2028
NOMINAL NET
  ELECTRICAL RATING
  IN KILOWATTS.......  1,020,000   1,090,000   1,250,600   1,250,600
NET CAPACITY FACTORS
  2002...............       86.6%       80.5%       99.2%       75.0%
  2001 (C)...........       87.3%       83.4%       94.4%       87.1%
  2000 (D)...........        1.4%       50.0%       78.2%       96.1%

------------------------------------

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

     Costs associated with the operation (excluding fuel), maintenance and retirement of nuclear plants continue to be of greater significance and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. I&M and TCC may also incur costs and experience reduced output at Cook Plant and STP, respectively, because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. Nuclear industry-wide and Cook Plant and STP initiatives have contributed to slowing the growth of operating and maintenance costs at these plants. However, the ability of I&M and TCC to obtain adequate and timely recovery of costs associated with the Cook Plant and STP, respectively, including replacement power, any unamortized investment at the end of the useful life of the Cook Plant and STP (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. See
Item 1 -- Wholesale Operations -- Power Generation -- Planned Deactivation and Planned Disposition of Generation Facilities for a discussion of TCC's planned disposition of its interest in STP.

POTENTIAL UNINSURED LOSSES

     Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant or STP and costs of replacement power in the event of a nuclear incident at the Cook Plant or STP. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operations and the financial condition of AEP, I&M, TCC and other AEP System companies. See Note 9 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Item 8, for information with respect to nuclear incident liability insurance.

TRANSMISSION AND DISTRIBUTION FACILITIES

     The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765,000-volt lines:

                         TOTAL OVERHEAD
                        CIRCUIT MILES OF
                        TRANSMISSION AND     CIRCUIT MILES OF
                       DISTRIBUTION LINES   765,000-VOLT LINES
                       ------------------   ------------------
AEP System (a).......        226,330(b)           2,023
  APCo. .............         50,756                642
  CSPCo (a)..........         12,255                 --
  I&M................         25,128                615
  Kingsport Power
     Company.........          1,335                 --
  KPCo. .............         10,555                258
  OPCo. .............         35,551                509
  PSO................         21,539                 --
  SWEPCo.............         20,075                 --
  TCC................         33,515                 --
  TNC................         13,637                 --
  Wheeling Power
     Company.........          1,941                 --

------------------------------------

(a) Includes 766 miles of 345,000-volt jointly owned lines.

(b) Includes 73 miles of transmission lines not identified with an operating company.

TITLES

     The AEP System's electric generating stations are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System has been constructed over lands of private owners pursuant to easements or along public highways and streets pursuant to appropriate statutory authority. The rights of the System in the realty on which its facilities are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in title to properties of like size and character may exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. System companies generally have the right of eminent domain whereby they may, if necessary, acquire, perfect or secure titles to or easements on privately held lands used or to be used in their utility operations.

     Substantially all the fixed physical properties and franchises of the AEP System operating companies, except for limited exceptions, are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

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

CONSTRUCTION PROGRAM

 General

     The AEP System is continuously involved in assessing the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate. Thus, System reinforcement plans are subject to change, particularly with the restructuring of the electric utility industry.

 Proposed Transmission Facilities

     APCo is proceeding with its plan to build the Wyoming-Jacksons Ferry 765,000-volt transmission line. The WVPSC and the VSCC have issued certificates authorizing construction and operation of the line. On December 31, 2002, the U.S. Forest Service issued a final environmental impact statement and record of decision to allow the use of federal lands in the Jefferson National Forest for construction of a portion of the line. Additional state and federal permits are expected to be issued in the first half of 2003. Through December 31, 2002 APCo had invested approximately $51 million in this project. The line is estimated to cost $287 million with completion scheduled in 2006.

 Construction Expenditures

     The following table shows construction expenditures during 2000, 2001 and 2002 and current estimates of 2003 construction expenditures, in each case including AFUDC but excluding assets acquired under leases.

                          2000         2001         2002         2003
                         ACTUAL       ACTUAL       ACTUAL      ESTIMATE
                       ----------   ----------   ----------   ----------
                                        (IN THOUSANDS)
AEP System (a).......  $1,773,400   $1,832,000   $1,709,800   $1,458,100
  AEGCo. ............       5,200        6,900        5,300       21,400
  APCo. .............     199,300      306,000      276,500      247,900
  CSPCo. ............     128,000      132,500      136,800      142,300
  I&M................     171,100       91,100      159,400      188,000
  KPCo. .............      36,200       37,200      178,700       72,300
  OPCo. .............     254,000      344,600      354,800      241,000
  PSO................     176,900      124,900       89,400       81,500
  SWEPCo. ...........     120,200      112,100      111,800      104,900
  TCC................     199,500      194,100      151,500      126,800
  TNC................      64,500       39,800       43,600       46,500

(a) Includes expenditures of other subsidiaries not shown.

     See Note 9 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years.

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

Item 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     For a discussion of material legal proceedings, see Note 9 to the consolidated financial statements, entitled Commitments and Contingencies, incorporated by reference in Item 8.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     AEP, APCO, I&M, OPCO, SWEPCO AND TCC. None.

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(c).

                             ---------------------

EXECUTIVE OFFICERS OF THE REGISTRANTS

     AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 2003.

NAME                             AGE                            OFFICE (A)
----                             ---                            ----------
E. Linn Draper, Jr. ...........  61    Chairman of the Board, President and Chief Executive Officer
                                       of AEP and of the Service Corporation

Thomas V. Shockley, III........  57    Vice Chairman of AEP and Vice Chairman and Chief Operating
                                       Officer of the Service Corporation

Henry W. Fayne.................  56    Vice President of AEP, Executive Vice President of the
                                       Service Corporation

Thomas M. Hagan................  58    Executive Vice President-Shared Services of the Service
                                       Corporation

Holly K. Koeppel...............  44    Executive Vice President of the Service Corporation

Robert P. Powers...............  49    Executive Vice President-Nuclear Generation and Technical
                                       Services of the Service Corporation

Susan Tomasky..................  49    Vice President of AEP, Executive Vice President-Policy,
                                       Finance and Strategic Planning of the Service Corporation

---------------

(a) Dr. Draper and Mr. Fayne have been employed by the Service Corporation or System companies in various capacities (AEP, as such, has no employees) for the past five years. Prior to joining the Service Corporation in July 1998 as Senior Vice President-Generation, Mr. Powers was Vice President of Pacific Gas & Electric and plant manager of its Diablo Canyon Nuclear Generating Station (1996-1998). Prior to joining the Service Corporation in July 1998 as Senior Vice President, Ms. Tomasky was a partner with the law firm of Hogan & Hartson (August 1997-July 1998) and General Counsel of the Federal Energy Regulatory Commission (May 1993-August 1997). Prior to joining the Service Corporation in June 2000 as Senior Vice President-Governmental Affairs, Mr. Hagan was Senior Vice President-External Affairs of CSW. Prior to joining the Service Corporation in July 2000 as Vice President-New Ventures, Ms. Koeppel was Regional Vice President of Asia-Pacific Operations for Consolidated Natural Gas International (1996-2000). Messrs. Hagan and Powers, Ms. Koeppel and Ms. Tomasky became executive officers of AEP effective with their promotions to Executive Vice President on September 9, 2002, October 24, 2001, November 18, 2002 and January 26, 2000, respectively. Prior to joining the Service Corporation in his current position upon the merger with CSW, Mr. Shockley was President and Chief Operating Officer of CSW (1997-2000) and Executive Vice President of CSW (1990-1997). All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of the Service Corporation, or both, as the case may be.

     APCO, I&M, OPCO, SWEPCO AND TCC. The names of the executive officers of APCo, I&M, OPCo, SWEPCo and TCC, the positions they hold with these companies, their ages as of March 1, 2003, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, I&M, OPCo, SWEPCo and TCC are elected annually to serve a one-year term.

NAME                             AGE                      POSITION (A)(B)                         PERIOD
----                             ---                      ---------------                         ------
E. Linn Draper, Jr. ...........  61    Director of SWEPCo and TCC                              2000-Present
                                       Chairman of the Board and Chief Executive Officer
                                       of SWEPCo and TCC                                       2000-Present
                                       Director of APCo, I&M and OPCo                          1992-Present
                                       Chairman of the Board and Chief Executive Officer
                                       of APCo, I&M and OPCo                                   1993-Present
                                       Chairman of the Board, President and Chief
                                       Executive Officer of AEP and the Service Corporation    1993-Present

Thomas V. Shockley, III........  57    Director and Vice President of APCo, I&M, OPCo,
                                       SWEPCo and TCC                                          2000-Present
                                       Chief Operating Officer of the Service Corporation      2001-Present
                                       Vice Chairman of AEP and the Service Corporation        2000-Present
                                       President and Chief Operating Officer of CSW               1997-2000
                                       Executive Vice President of CSW                            1990-1997

Henry W. Fayne.................  56    President of APCo, I&M, OPCo, SWEPCo and TCC            2001-Present
                                       Director of SWEPCo and TCC                              2000-Present
                                       Director of APCo                                        1995-Present
                                       Director of OPCo                                        1993-Present
                                       Director of I&M                                         1998-Present
                                       Vice President of SWEPCo and TCC                           2000-2001
                                       Vice President of APCo, I&M and OPCo                       1998-2001
                                       Vice President of AEP                                   1998-Present
                                       Chief Financial Officer of AEP                             1998-2001
                                       Executive Vice President of the Service Corporation     2001-Present
                                       Executive Vice President-Finance and Analysis of
                                       the Service Corporation                                    2000-2001
                                       Executive Vice President-Financial Services of the
                                       Service Corporation                                        1998-2000
                                       Senior Vice President-Corporate Planning & Budgeting
                                       of the Service Corporation                                 1995-1998


Thomas M. Hagan................  58    Director and Vice President of APCo, I&M, OPCo,
                                       SWEPCo and TCC                                          2002-Present
                                       Executive Vice President-Shared Services of the
                                       Service Corporation                                     2002-Present
                                       Senior Vice President-Governmental Affairs of the
                                       Service Corporation                                        2000-2002
                                       Senior Vice President-External Affairs of CSW              1996-2000

Holly K. Koeppel...............  44    Executive Vice President of the Service Corporation     2002-Present
                                       Vice President-New Ventures                                2000-2002
                                       Regional Vice President of Asia-Pacific Operations
                                       for Consolidated Natural Gas International                 1996-2000

NAME                             AGE                      POSITION (A)(B)                         PERIOD
----                             ---                      ---------------                         ------
Robert P. Powers...............  49    Director and Vice President of APCo, I&M, OPCo,
                                       SWEPCo and TCC                                          2001-Present
                                       Director of I&M                                         2001-Present
                                       Vice President of I&M                                   1998-Present
                                       Executive Vice President- Generation                    2003-Present
                                       Executive Vice President-Nuclear Generation and
                                       Technical Services of the Service Corporation              2001-2003
                                       Senior Vice President-Nuclear Operations of the
                                       Service Corporation                                        2000-2001
                                       Senior Vice President-Nuclear Generation of the
                                       Service Corporation                                        1998-2000
                                       Vice President of Pacific Gas & Electric and Plant
                                       Manager of its Diablo Canyon Nuclear Generating
                                       Station                                                    1996-1998

Susan Tomasky..................  49    Director and Vice President of APCo, I&M, OPCo,
                                       SWEPCo and TCC                                          2000-Present
                                       Executive Vice President-Policy, Finance and
                                       Strategic Planning of the Service Corporation           2001-Present
                                       Executive Vice President-Legal, Policy and
                                       Corporate Communications and General Counsel of
                                       the Service Corporation                                    2000-2001
                                       Senior Vice President and General Counsel of the
                                       Service Corporation                                        1998-2000
                                       Hogan & Hartson (law firm)                                 1997-1998
                                       General Counsel of the FERC                                1993-1997


---------------

(a) Dr. Draper is a director of BCP Management, Inc., which is the general partner of Borden Chemicals and Plastics L.P.

(b) Dr. Draper, Messrs. Fayne, Hagan, Powers and Shockley and Ms. Tomasky are directors of AEGCo, CSPCo, KPCo, PSO and TNC. Dr. Draper and Mr. Shockley are also directors of AEP.

PART II
--------------------------------------------------------------------------------

Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     AEP. The information required by this item is incorporated herein by reference to the material under Common Stock and Dividend Information in the 2002 Annual Report.

     AEGCO, APCO, CSPCO, I&M, KPCO, OPCO, PSO, SWEPCO, TCC AND TNC. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2002 and 2001 are incorporated by reference to the material under Statement of Retained Earningsin the 2002 Annual Reports.

Item 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(a).

     AEP, APCO, I&M, OPCO, SWEPCO AND TCC. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2002 Annual Reports.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Narrative Analysis of Results of Operations in the 2002 Annual Reports.

     AEP, APCO, I&M, OPCO, SWEPCO AND TCC. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2002 Annual Reports.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     AEGCO, AEP, APCO, CSPCO, I&M, KPCO, OPCO, PSO, SWEPCO, TCC AND TNC. The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2002 Annual Reports.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     AEGCO, AEP, APCO, CSPCO, I&M, KPCO, OPCO, PSO, SWEPCO, TCC AND TNC. The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     AEGCO, AEP, APCO, CSPCO, I&M, KPCO, OPCO, PSO, SWEPCO, TCC AND TNC. None.

PART III
--------------------------------------------------------------------------------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive proxy statement of AEP for the 2003 annual meeting of shareholders, to be filed within 120 days after December 31, 2002. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of each company for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     SWEPCO AND TCC. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

     I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 12, 2003, and a brief account of their business experience during the past five years appear below and under the caption Executive Officers of the Registrants in Part I of this report.

NAME                             AGE                      POSITION (A)                          PERIOD
----                             ---                      ------------                          ------
K. G. Boyd.....................  51    Director                                              1997-Present
                                       Vice President (Appointed) -- Fort Wayne Region
                                       Distribution Operations                               2000-Present
                                       Indiana Region Manager                                   1997-2000

John E. Ehler..................  46    Director                                              2001-Present
                                       Manager of Distribution Systems-Fort Wayne District   2000-Present
                                       Region Operations Manager                                1997-2000

David L. Lahrman...............  51    Director and Manager, Region Support                  2001-Present
                                       Fort Wayne District Manager                              1997-2001

Marc E. Lewis..................  48    Director                                              2001-Present
                                       Assistant General Counsel of the Service
                                       Corporation                                           2001-Present
                                       Senior Counsel of the Service Corporation                2000-2001
                                       Senior Attorney of the Service Corporation               1994-2000

Susanne M. Moorman.............  53    Director and General Manager, Community Services      2000-Present
                                       Manager, Customer Services Operations                    1997-2000

John R. Sampson................  50    Director and Vice President                           1999-Present
                                       Indiana State President                               2000-Present
                                       Indiana & Michigan State President                       1999-2000
                                       Site Vice President, Cook Nuclear Plant                  1998-1999
                                       Plant Manager, Cook Nuclear Plant                        1996-1998

D. B. Synowiec.................  59    Director                                              1995-Present
                                       Plant Manager, Rockport Plant                         1990-Present


---------------

(a) Positions are with I&M unless otherwise indicated.

Item 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2003 annual meeting of shareholders to be filed within 120 days after December 31, 2002.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002.

     I&M, SWEPCO AND TCC. The information required by this item is incorporated herein by reference to the material under Executive Compensationof the definitive information statement of APCo for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     AEGCO, CSPCO, KPCO, PSO AND TNC. Omitted pursuant to Instruction I(2)(c).

     AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2003 annual meeting of shareholders to be filed within 120 days after December 31, 2002.

     APCO AND OPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information state-ment of each company for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002.

     I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

     SWEPCO AND TCC. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 2003 annual meeting of stockholders, to be filed within 120 days after December 31, 2002.

     The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2003, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his or her name. Fractions of shares and units have been rounded to the nearest whole number.

                                                                                  STOCK
NAME                                                          SHARES (A)        UNITS (B)      TOTAL
----                                                          ----------        ---------    ---------
Karl G. Boyd................................................     10,675              607        11,282
E. Linn Draper, Jr. ........................................    472,034(c)       117,803       589,837
John E. Ehler...............................................         11               --            11
Henry W. Fayne..............................................    139,787(d)        12,362       152,149
Thomas M. Hagan.............................................     54,392              140        54,532
David L. Lahrman............................................        430               --           430
Marc E. Lewis...............................................      3,290               --         3,290
Susanne M. Moorman..........................................        908               --           908
Robert P. Powers............................................     65,862            1,293        67,155
John R. Sampson.............................................     10,643              173        10,816
Thomas V. Shockley, III.....................................    211,067(d)(e)         --       211,067
David B. Synowiec...........................................      7,645              182         7,827
Susan Tomasky...............................................    134,449(d)         6,126       140,575
All Directors and Executive Officers........................  1,196,424(d)(f)    138,686     1,335,110

---------------

(a) Includes share equivalents held in the AEP Retirement Savings Plan in the amounts listed below:

              AEP RETIREMENT SAVINGS
    NAME      PLAN (SHARE EQUIVALENTS)
    ----      ------------------------
    Mr. Boyd..........................      675
    Dr. Draper........................    4,659
    Mr. Ehler.........................       11
    Mr. Fayne.........................    5,804
    Mr. Hagan.........................    2,515
    Mr. Lahrman.......................      430
    Mr. Lewis.........................    1,207

             AEP RETIREMENT SAVINGS
    NAME    PLAN (SHARE EQUIVALENTS)
    ----    ------------------------
    Ms. Moorman.......................      908
    Mr. Powers........................      596
    Mr. Sampson.......................      643
    Mr. Shockley......................    7,104
    Mr. Synowiec......................    4,312
    Ms. Tomasky.......................    1,116
    All Directors and Executive
      Officers........................   29,980

    With respect to the share equivalents held in the AEP Retirement Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan. Also, includes the following numbers of shares attributable to options exercisable within 60 days: Mr. Boyd, 10,000; Dr. Draper, 466,666;

    Mr. Hagan, 41,666; Mr. Lewis, 2,083; Mr. Powers, 65,266; Mr. Sampson, 10,000; Mr. Shockley, 166,666; Mr. Synowiec, 3,333; and Mr. Fayne and Ms. Tomasky, 133,333.

(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.

(c) Includes 661 shares held by Dr. Draper in joint tenancy with a family member.

(d) Does not include, for Messrs. Fayne, and Shockley and Ms. Tomasky, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Fayne and Shockley and Ms. Tomasky share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.

(e) Includes 496 shares held by family members of Mr. Shockley over which he disclaimed beneficial ownership.

(f) Represents less than 1% of the total number of shares outstanding.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2002:

                                                                                             NUMBER OF SECURITIES
                                                      NUMBER OF                               REMAINING AVAILABLE
                                                  SECURITIES TO BE                            FOR FUTURE ISSUANCE
                                                     ISSUED UPON        WEIGHTED AVERAGE         UNDER EQUITY
                                                     EXERCISE OF        EXERCISE PRICE OF     COMPENSATION PLANS
                                                 OUTSTANDING OPTIONS       OUTSTANDING       (EXCLUDING SECURITIES
                                                    WARRANTS AND        OPTIONS, WARRANTS        REFLECTED IN
                                                       RIGHTS              AND RIGHTS             COLUMN (a))
PLAN CATEGORY                                            (a)                   (b)                    (c)
-------------                                    -------------------   -------------------   ---------------------
Equity compensation plans approved by security
  holders(1)...................................       8,779,217             $33.5767               6,901,693(2)
Equity compensation plans not approved by
  security holders.............................               0                  N/A                       0
  Total........................................       8,779,217             $33.5767               6,901,693

------------------------------------

(1) Consists of shares to be issued upon exercise of outstanding options granted under the American Electric Power System 2000 Long-Term Incentive Plan, the CSW 1992 Long-Term Incentive Plan (CSW Plan) and the AEP Deferred Compensation and Stock Plan for Non-Employee Directors. The CSW Plan was in effect prior to the consummation of the AEP-CSW merger. All unexercised options granted under the CSW Plan were converted into 0.6 options to purchase AEP common shares, vested on the merger date and will expire ten years after their grant date. No additional options will be issued under the CSW Plan.

(2) Excludes shares available for further issuance under the AEP Deferred Compensation and Stock Plan for Non-Employee Directors, which does not have a limit on the number of shares which may be issued. The amount of shares is capped, however, by the annual retainer amount paid to the Non-Employee Directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     AEP, AEGCO, APCO, CSPCO, I&M, KPCO, OPCO, PSO, SWEPCO, TCC AND TNC: None.

                                                                         PART IV
--------------------------------------------------------------------------------

Item 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     AEP maintains disclosure controls and procedures designed to ensure that the information AEP must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. AEP's principal executive officer and principal financial officer have reviewed and evaluated AEP's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of a date within 90 days prior to the filing date of this report (the Evaluation Date). Such officers have concluded that, as of the Evaluation Date, AEP's disclosure controls and procedures are effective in accumulating and communicating to management on a timely basis information required to be disclosed in AEP's periodic filings under the Exchange Act.

     Since the Evaluation Date, there have not been any significant changes in AEP's internal controls, or in other factors that could significantly affect these controls.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS:

       The following financial statements have been incorporated herein by reference pursuant to Item 8.

                                                                     PAGE
                                                                     ----
AEGCo:
Statements of Income for the years ended December 31, 2002, 2001, and 2000; Statements of Retained Earnings for the years ended
December 31, 2002, 2001, and 2000; Balance Sheets as of December
31, 2002 and 2001; Statements of Cash Flows for the years ended
December 31, 2002, 2001, and 2000; Statements of Capitalization as
of December 31, 2002 and 2001; Combined Notes to Financial
Statements; Independent Auditors' Report.
AEP and Subsidiary Companies:
  Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001, and 2000; Consolidated Balance Sheets
  as of December 31, 2002 and 2001; Consolidated Statements of
  Cash Flows for the years ended December 31, 2002, 2001, and
  2000; Consolidated Statements of Common Shareholders' Equity and
  Comprehensive Income for the years ended December 31, 2002,
  2001, and 2000; Schedule of Consolidated Cumulative Preferred
  Stocks of Subsidiaries at December 31, 2002 and 2001; Schedule
  of Consolidated Long-term Debt of Subsidiaries at December 31,
  2002 and 2001; Combined Notes to Consolidated Financial
  Statements; Independent Auditors' Report.
APCo, CSPCo, I&M, PSO, SWEPCo and TCC:
  Consolidated Statements of Income for the years ended December
  31, 2002, 2001, and 2000; Consolidated Statements of
  Comprehensive Income for the years ended December 31, 2002,
  2001, and 2000; Consolidated Statements of Retained Earnings for
  the years ended December 31, 2002, 2001, and 2000; Consolidated
  Balance Sheets as of December 31, 2002 and 2001; Consolidated
  Statements of Cash Flows for the years ended December 31, 2002,
  2001, and 2000; Consolidated Statements of Capitalization as of
  December 31, 2002 and 2001; Schedule of Long-term Debt as of
  December 31, 2002 and 2001; Combined Notes to Consolidated
  Financial Statements; Independent Auditors' Report.

KPCo, OPCo and TNC:
Statements of Income (or Statements of Operations) for the years ended December 31, 2002, 2001, and 2000; Statements of
Comprehensive Income for the years ended December 31, 2002, 2001, and 2000; Statements of Retained Earnings for the years ended
December 31, 2002, 2001, and 2000; Balance Sheets as of December
31, 2002 and 2001; Statements of Cash Flows for the years ended
December 31, 2002, 2001, and 2000; Statements of Capitalization as
of December 31, 2002 and 2001; Schedule of Long-term Debt as of
December 31, 2002 and 2001; Combined Notes to Financial
Statements; Independent Auditors' Report.
    2.  FINANCIAL STATEMENT SCHEDULES:
       Financial Statement Schedules are listed in the Index to      S-1
  Financial Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable). Independent Auditors' Report
    3.  EXHIBITS:
       Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO,   E-1
  SWEPCo, TCC and TNC are listed in the Exhibit Index and are incorporated herein by reference

(b) Reports on Forms 8-K:

COMPANY REPORTING                       DATE OF REPORT                     ITEM REPORTED
-----------------                      -----------------   ----------------------------------------------
APCo, CSPCo, I&M, KPCo, OPCo, PSO,
SWEPCo, TCC and TNC..................  November 18, 2002   Item 5. Other Events
I&M..................................  November 22, 2002   Item 5. Other Events
                                                           Item 7. Financial Statements and Exhibits
I&M..................................  November 25, 2002   Item 5. Other Events
                                                           Item 7. Financial Statements and Exhibits
PSO..................................  November 26, 2002   Item 5. Other Events
                                                           Item 7. Financial Statements and Exhibits

     Reports on Forms 8-K/A:

COMPANY REPORTING                       DATE OF REPORT                     ITEM REPORTED
-----------------                      -----------------   ----------------------------------------------
PSO, SWEPCo, TCC and TNC.............  November 26, 2002   Item 7. Financial Statements and Exhibits

(c) Exhibits: See Exhibit Index beginning on page E-1.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         AMERICAN ELECTRIC POWER COMPANY, INC.

                                           By:
                                           /s/ SUSAN TOMASKY
                                           -------------------------------------
                                              (SUSAN TOMASKY, VICE PRESIDENT,
                                               SECRETARY AND CHIEF FINANCIAL
                                                           OFFICER)

Date: March 20, 2003

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

                   SIGNATURE                                       TITLE                          DATE
                   ---------                                       -----                          ----
      (I)    PRINCIPAL EXECUTIVE OFFICER:

              *E. LINN DRAPER, JR.                         Chairman of the Board,            March 20, 2003
                                                                 President,
                                                          Chief Executive Officer
                                                                And Director

      (II)    PRINCIPAL FINANCIAL OFFICER:

               /s/ SUSAN TOMASKY                       Vice President, Secretary and         March 20, 2003
------------------------------------------------          Chief Financial Officer
                (SUSAN TOMASKY)

     (III)    PRINCIPAL ACCOUNTING OFFICER:

            /s/ JOSEPH M. BUONAIUTO                            Controller and                March 20, 2003
------------------------------------------------          Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

      (IV)    A MAJORITY OF THE DIRECTORS:

                 *E. R. BROOKS
               *DONALD M. CARLTON
               *JOHN P. DESBARRES
                 *ROBERT W. FRI
               *WILLIAM R. HOWELL
             *LESTER A. HUDSON, JR.
               *LEONARD J. KUJAWA
               *RICHARD L. SANDOR
            *THOMAS V. SHOCKLEY, III
                *DONALD G. SMITH
            *LINDA GILLESPIE STUNTZ
              *KATHRYN D. SULLIVAN                                                           March 20, 2003

             *By: /s/ SUSAN TOMASKY
   ------------------------------------------
       (SUSAN TOMASKY, ATTORNEY-IN-FACT)

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

                                         AEP GENERATING COMPANY
                                         AEP TEXAS CENTRAL COMPANY
                                         AEP TEXAS NORTH COMPANY
                                         APPALACHIAN POWER COMPANY
                                         COLUMBUS SOUTHERN POWER COMPANY
                                         KENTUCKY POWER COMPANY
                                         OHIO POWER COMPANY
                                         PUBLIC SERVICE COMPANY OF OKLAHOMA
                                         SOUTHWESTERN ELECTRIC POWER COMPANY

                                           By:
                                           /s/ SUSAN TOMASKY
                                           -------------------------------------
                                              (SUSAN TOMASKY, VICE PRESIDENT)

Date: March 20, 2003

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

                   SIGNATURE                                       TITLE                          DATE
                   ---------                                       -----                          ----
      (i)    PRINCIPAL EXECUTIVE OFFICER:

              *E. LINN DRAPER, JR.                         Chairman of the Board,            March 20, 2003
                                                                 President,
                                                          Chief Executive Officer
                                                                And Director

      (ii)    PRINCIPAL FINANCIAL OFFICER:

               /s/ SUSAN TOMASKY                         Vice President, Secretary,          March 20, 2003
------------------------------------------------    Chief Financial Officer and Director
                (SUSAN TOMASKY)

     (iii)    PRINCIPAL ACCOUNTING OFFICER:

            /s/ JOSEPH M. BUONAIUTO                            Controller and                March 20, 2003
------------------------------------------------          Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

      (iv)    A MAJORITY OF THE DIRECTORS:

                *HENRY W. FAYNE
                *THOMAS M. HAGAN
                  *A. A. PENA
               *ROBERT P. POWERS
            *THOMAS V. SHOCKLEY, III                                                         March 20, 2003

             *By: /s/ SUSAN TOMASKY
   ------------------------------------------
       (SUSAN TOMASKY, ATTORNEY-IN-FACT)

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

                                         INDIANA MICHIGAN POWER COMPANY

                                           By:
                                           /s/ SUSAN TOMASKY
                                           -------------------------------------
                                              (SUSAN TOMASKY, VICE PRESIDENT)

Date: March 20, 2003

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

                   SIGNATURE                                       TITLE                          DATE
                   ---------                                       -----                          ----
      (i)    PRINCIPAL EXECUTIVE OFFICER:

              *E. LINN DRAPER, JR.                         Chairman of the Board,            March 20, 2003
                                                                 President,
                                                          Chief Executive Officer
                                                                and Director

      (ii)    PRINCIPAL FINANCIAL OFFICER:

               /s/ SUSAN TOMASKY                         Vice President, Secretary,          March 20, 2003
------------------------------------------------          Chief Financial Officer
                (SUSAN TOMASKY)                                 and Director

     (iii)    PRINCIPAL ACCOUNTING OFFICER:

            /s/ JOSEPH M. BUONAIUTO                            Controller and                March 20, 2003
------------------------------------------------          Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

      (iv)    A MAJORITY OF THE DIRECTORS:

                  *K. G. BOYD
                 *JOHN E. EHLER
                *HENRY W. FAYNE
                *THOMAS M. HAGAN
               *DAVID L. LAHRMAN
                 *MARC E. LEWIS
              *SUSANNE M. MOORMAN
               *ROBERT P. POWERS
                *JOHN R. SAMPSON
            *THOMAS V. SHOCKLEY, III
                *D. B. SYNOWIEC                                                              March 20, 2003

             *By: /s/ SUSAN TOMASKY
   ------------------------------------------
       (SUSAN TOMASKY, ATTORNEY-IN-FACT)

                                 CERTIFICATIONS

I, E. Linn Draper, Jr., certify that:

     1.  I have reviewed this annual report on Form 10-K of:

                     American Electric Power Company, Inc.
                             AEP Generating Company
                           AEP Texas Central Company
                            AEP Texas North Company
                           Appalachian Power Company
                        Columbus Southern Power Company
                         Indiana Michigan Power Company
                             Kentucky Power Company
                               Ohio Power Company
                       Public Service Company of Oklahoma
                      Southwestern Electric Power Company

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 20, 2003                    By:
                                          /s/ E. LINN DRAPER, JR.
                                          --------------------------------------
                                                   E. Linn Draper, Jr.
                                                 Chief Executive Officer

I, Susan Tomasky, certify that:

     1.  I have reviewed this annual report on Form 10-K of:

                     American Electric Power Company, Inc.
                             AEP Generating Company
                           AEP Texas Central Company
                            AEP Texas North Company
                           Appalachian Power Company
                        Columbus Southern Power Company
                         Indiana Michigan Power Company
                             Kentucky Power Company
                               Ohio Power Company
                       Public Service Company of Oklahoma
                      Southwestern Electric Power Company

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 20, 2003                    By:
                                          /s/ SUSAN TOMASKY
                                          --------------------------------------
                                                      Susan Tomasky
                                                 Chief Financial Officer

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
INDEPENDENT AUDITORS' REPORT................................   S-2

The following financial statement schedules are included in this report on the pages indicated

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY
  COMPANIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-3

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-3

AEP TEXAS NORTH COMPANY
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-3

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-4

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-4

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-4

KENTUCKY POWER COMPANY
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-5

OHIO POWER COMPANY
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-5

PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-5

SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
     Schedule II -- Valuation and Qualifying Accounts and
      Reserves..............................................   S-6

                          INDEPENDENT AUDITORS' REPORT

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

     We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 15 herein, as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our reports thereon dated February 21, 2003; such financial statements and reports are included in the 2002 Annual Reports and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and subsidiaries and of certain of its subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Columbus, Ohio
February 21, 2003

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........   $69,416       $ 97,772       $11,766         $59,723        $119,231
                                             =======       ========       =======         =======        ========
   Year Ended December 31, 2001(c)........   $31,905       $109,635       $20,763         $92,887        $ 69,416
                                             =======       ========       =======         =======        ========
   Year Ended December 31, 2000(c)........   $27,091       $ 51,457       $11,729         $58,372        $ 31,905
                                             =======       ========       =======         =======        ========

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

 (c) 2001 and 2000 amounts have been adjusted to reflect the treatment of SEEBOARD and CitiPower as discontinued operations in AEP's Consolidated Statements of Operations.

                   AEP TEXAS CENTRAL COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $  186        $  162        $    1          $    3          $  346
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $1,675        $  186        $   --          $1,675          $  186
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $   --        $1,675        $   --          $   --          $1,675
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                            AEP TEXAS NORTH COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $  196        $4,846        $   17          $   18          $5,041
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $  288        $   13        $   35          $  140          $  196
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $  186        $1,499        $   46          $1,443          $  288
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $1,877        $3,937        $12,367         $4,742         $13,439
                                              ======        ======        =======         ======         =======
   Year Ended December 31, 2001...........    $2,588        $2,644        $ 1,017         $4,372         $ 1,877
                                              ======        ======        =======         ======         =======
   Year Ended December 31, 2000...........    $2,609        $6,592        $ 1,526         $8,139         $ 2,588
                                              ======        ======        =======         ======         =======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $  745        $ (100)       $   --          $   11          $  634
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $  659        $  331        $   --          $  245          $  745
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $3,045        $2,082        $1,405          $5,873          $  659
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $  741        $ (161)       $   --          $    2          $  578
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $  759        $   65        $    3          $   86          $  741
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $1,848        $ (235)       $  907          $1,761          $  759
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                             KENTUCKY POWER COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $  264        $  (68)       $   --          $    4          $  192
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $  282        $   --        $  (24)         $   (6)         $  264
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $  637        $  187        $    9          $  551          $  282
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                               OHIO POWER COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $1,379        $ (457)       $   --          $   13          $  909
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $1,054        $  554        $   --          $  229          $1,379
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $2,223        $  472        $  778          $2,419          $1,054
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(a)    DEDUCTIONS(b)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $   44        $    7        $   33          $   --          $   84
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2001...........    $  467        $   44        $   --          $  467          $   44
                                              ======        ======        ======          ======          ======
   Year Ended December 31, 2000...........    $   --        $  467        $   --          $   --          $  467
                                              ======        ======        ======          ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B             COLUMN C               COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                            BEGINNING     COSTS AND        OTHER                          END OF
               DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS(A)    DEDUCTIONS(B)      PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
 DEDUCTED FROM ASSETS:
   Accumulated Provision for
     Uncollectible Accounts:
   Year Ended December 31, 2002...........    $   89        $2,036        $     4         $    1          $2,128
                                              ======        ======        =======         ======          ======
   Year Ended December 31, 2001...........    $  911        $   89        $    --         $  911          $   89
                                              ======        ======        =======         ======          ======
   Year Ended December 31, 2000...........    $4,428        $  911        $(4,428)        $   --          $  911
                                              ======        ======        =======         ======          ======

---------------

 (a) Recoveries on accounts previously written off.

 (b) Uncollectible accounts written off.

                                 EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this report.

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------

 AEGCO
     3(a)          --   Copy of Articles of Incorporation of AEGCo [Registration
                        Statement on Form 10 for the Common Shares of AEGCo, File
                        No. 0-18135, Exhibit 3(a)].
     3(b)          --   Copy of the Code of Regulations of AEGCo (amended as of June
                        15, 2000) [Annual Report on Form 10-K of AEGCo for the
                        fiscal year ended December 31, 2000, File No. 0-18135,
                        Exhibit 3(b)].
    10(a)          --   Copy of Capital Funds Agreement dated as of December 30,
                        1988 between AEGCo and AEP [Registration Statement No.
                        33-32752, Exhibit 28(a)].
    10(b)(1)       --   Copy of Unit Power Agreement dated as of March 31, 1982
                        between AEGCo and I&M, as amended [Registration Statement
                        No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
    10(b)(2)       --   Copy of Unit Power Agreement, dated as of August 1, 1984,
                        among AEGCo, I&M and KPCo [Registration Statement No.
                        33-32752, Exhibit 28(b)(2)].
    10(c)          --   Copy of Lease Agreements, dated as of December 1, 1989,
                        between AEGCo and Wilmington Trust Company, as amended
                        [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                        28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and
                        28(c)(6)(C); Annual Report on Form 10-K of AEGCo for the
                        fiscal year ended December 31, 1993, File No. 0-18135,
                        Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B),
                        10(c)(5)(B) and 10(c)(6)(B)].
   *13             --   Copy of those portions of the AEGCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

 AEP++
     3(a)          --   Copy of Restated Certificate of Incorporation of AEP, dated
                        October 29, 1997 [Quarterly Report on Form 10-Q of AEP for
                        the quarter ended September 30, 1997, File No. 1-3525,
                        Exhibit 3(a)].
     3(b)          --   Copy of Certificate of Amendment of the Restated Certificate
                        of Incorporation of AEP, dated January 13, 1999 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 3(b)].
     3(c)          --   Composite copy of the Restated Certificate of Incorporation of AEP, as amended [Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1998, File No. 1-3525,
                        Exhibit 3(c)].
     3(d)          --   Copy of By-Laws of AEP, as amended through January 28, 1998
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1997, File No. 1-3525, Exhibit 3(b)].
     4(a)          --   Indenture (for unsecured debt securities), dated as of May
                        1, 2001, between AEP and The Bank of New York, as Trustee
                        [Registration Statement No. 333-86050, Exhibits 4(a), 4(b)
                        and 4(c)].
    *4(b)          --   Third Supplemental Indenture, dated as of June 11, 2002,
                        between AEP and The Bank of New York, as Trustee, for 5.75%
                        Senior Notes, Series C, due August 16, 2007.

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    *4(c)          --   Forward Purchase Contract Agreement, dated as of June 11,
                        2002, between AEP and The Bank of New York, as Forward
                        Purchase Contract Agent.
    10(a)          --   Interconnection Agreement, dated July 6, 1951, among APCo,
                        CSPCo, KPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                        5(a); Registration Statement No. 2-61009, Exhibit 5(b); and
                        Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   *10(b)          --   Restated and Amended Operating Agreement, dated as of
                        January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
    10(c)          --   Transmission Agreement, dated April 1, 1984, among APCo,
                        CSPCo, I&M, KPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525,
                        Exhibit 10(b); and Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1988, File No. 1-3525,
                        Exhibit 10(b)(2)].
   *10(d)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
    10(e)          --   Lease Agreements, dated as of December 1, 1989, between
                        AEGCo or I&M and Wilmington Trust Company, as amended
                        [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                        28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and
                        28(c)(6)(C); Registration Statement No. 33-32753, Exhibits
                        28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C),
                        28(a)(5)(C) and 28(a)(6)(C); and Annual Report on Form 10-K
                        of AEGCo for the fiscal year ended December 31, 1993, File
                        No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B),
                        10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B); Annual Report on
                        Form 10-K of I&M for the fiscal year ended December 31,
                        1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                        10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
    10(f)          --   Lease Agreement dated January 20, 1995 between OPCo and JMG
                        Funding, Limited Partnership, and amendment thereto
                        (confidential treatment requested) [Annual Report on Form
                        10-K of OPCo for the fiscal year ended December 31, 1994,
                        File No. 1-6543, Exhibit 10(l)(2)].
    10(g)          --   Modification No. 1 to the AEP System Interim Allowance
                        Agreement, dated July 28, 1994, among APCo, CSPCo, I&M,
                        KPCo, OPCo and the Service Corporation [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(h)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(h)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        AEP dated December 15, 1999, File No. 1-3525, Exhibit 10].
   +10(i)(1)       --   AEP Deferred Compensation Agreement for certain executive
                        officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
                        10(e)].
   +10(i)(2)       --   Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1986, File No. 1-3525,
                        Exhibit 10(d)(2)].
   +10(j)          --   AEP Accident Coverage Insurance Plan for directors [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1985, File No. 1-3525, Exhibit 10(g)].
   +10(k)(1)       --   AEP Deferred Compensation and Stock Plan for Non-Employee
                        Directors, as amended June 1, 2000 [Annual Report on Form
                        10-K of AEP for the fiscal year ended December 31, 2000,
                        File No. 1-3525, Exhibit 10(i)(1)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
   +10(k)(2)       --   AEP Stock Unit Accumulation Plan for Non-Employee Directors,
                        as amended January 1, 2002[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(i)(2)].
   +10(l)(1)(A)    --   AEP System Excess Benefit Plan, Amended and Restated as of
                        January 1, 2001 [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 2000, File No. 1-3525,
                        Exhibit 10(j)(1)(A)].
   +10(l)(1)(B)    --   Guaranty by AEP of the Service Corporation Excess Benefits
                        Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                        10(h)(1)(B)].
  *+10(l)(1)(C)    --   First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.
   +10(l)(2)       --   AEP System Supplemental Retirement Savings Plan, Amended and
                        Restated as of June 1, 2001 (Non-Qualified) [Registration
                        Statement No. 333-66048, Exhibit 4].
   +10(l)(3)       --   Service Corporation Umbrella Trust for Executives [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
   +10(m)(1)       --   Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                        for the fiscal year ended December 31, 1991, File No.
                        0-18135, Exhibit 10(g)(3)].
   +10(m)(2)       --   Memorandum of agreement between Susan Tomasky and the
                        Service Corporation dated January 3, 2001 [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        2000, File No. 1-3525, Exhibit 10(s)].
  *+10(m)(3)(A)    --   Letter Agreement dated June 23, 2000 between AEPSC and Holly
                        K. Koeppel.
  *+10(m)(3)(B)    --   Letter Agreement dated April 19, 2001 between AEPR and Holly
                        K. Koeppel.
  *+10(m)(4)       --   Employment Agreement dated July 29, 1998 between AEPSC and
                        Robert P. Powers.
   +10(n)          --   AEP System Senior Officer Annual Incentive Compensation Plan
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
   +10(o)(1)       --   AEP System Survivor Benefit Plan, effective January 27, 1998
                        [Quarterly Report on Form 10-Q of AEP for the quarter ended
                        September 30, 1998, File No. 1-3525, Exhibit 10].
  *+10(o)(2)       --   First Amendment to AEP System Survivor Benefit Plan, as
                        amended and restated effective January 31, 2000.
   +10(p)          --   AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 10(o)].
  *+10(q)(1)       --   AEP System Incentive Compensation Deferral Plan dated
                        January 1, 2001.
  *+10(q)(2)       --   First Amendment to AEP System Incentive Compensation
                        Deferral Plan dated December 6, 2002.
  *+10(r)          --   AEP System Nuclear Performance Long Term Incentive
                        Compensation Plan dated August 1, 1998.
  *+10(s)          --   Nuclear Key Contributor Retention Plan dated May 1, 2000.
   +10(t)          --   AEP Change In Control Agreement [Annual Report on Form 10-K
                        of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(o)].
   +10(u)          --   AEP System 2000 Long-Term Incentive Plan [Proxy Statement of
                        AEP, March 10, 2000].
   +10(v)(1)       --   Central and South West System Special Executive Retirement
                        Plan as amended and restated effective July 1, 1997 [Annual
                        Report on Form 10-K of CSW for the fiscal year ended
                        December 31, 1998, File No. 1-1443, Exhibit 18].
   +10(v)(2)       --   Certified CSW Board Resolution of April 18, 1991 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
   +10(v)(3)       --   CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                        March 13, 1992].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
   +10(v)(4)       --   Central and South West Corporation Executive Deferred
                        Savings Plan as amended and restated effective as of January
                        1, 1997 [Annual Report on Form 10-K of CSW for the fiscal
                        year ended December 31, 1998, File No. 1-1443, Exhibit 24].
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the AEP 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
   *21             --   List of subsidiaries of AEP.
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

APCO++
     3(a)          --   Copy of Restated Articles of Incorporation of APCo, and
                        amendments thereto to November 4, 1993 [Registration
                        Statement No. 33-50163, Exhibit 4(a); Registration Statement
                        No. 33-53805, Exhibits 4(b) and 4(c)].
     3(b)          --   Copy of Articles of Amendment to the Restated Articles of
                        Incorporation of APCo, dated June 6, 1994 [Annual Report on
                        Form 10-K of APCo for the fiscal year ended December 31,
                        1994, File No. 1-3457, Exhibit 3(b)].
     3(c)          --   Copy of Articles of Amendment to the Restated Articles of
                        Incorporation of APCo, dated March 6, 1997 [Annual Report on
                        Form 10-K of APCo for the fiscal year ended December 31,
                        1996, File No. 1-3457, Exhibit 3(c)].
     3(d)          --   Composite copy of the Restated Articles of Incorporation of
                        APCo (amended as of March 7, 1997) [Annual Report on Form
                        10-K of APCo for the fiscal year ended December 31, 1996,
                        File No. 1-3457, Exhibit 3(d)].
     3(e)          --   Copy of By-Laws of APCo (amended as of October 24, 2001)
                        [Annual Report on Form 10-K of APCo for the fiscal year
                        ended December 31, 2001, File No. 1-3457, Exhibit 3(e)].
     4(a)          --   Copy of Mortgage and Deed of Trust, dated as of December 1,
                        1940, between APCo and Bankers Trust Company and R. Gregory
                        Page, as Trustees, as amended and supplemented [Registration
                        Statement No. 2-7289, Exhibit 7(b); Registration Statement
                        No. 2-19884, Exhibit 2(1); Registration Statement No.
                        2-24453, Exhibit 2(n); Registration Statement No. 2-60015,
                        Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6),
                        2(b)(7), 2(b)(8), 2(b)(9), 2(b)(10), 2(b)(12), 2(b)(14),
                        2(b)(15), 2(b)(16), 2(b)(17), 2(b)(18), 2(b)(19), 2(b)(20),
                        2(b)(21), 2(b)(22), 2(b)(23), 2(b)(24), 2(b)(25), 2(b)(26),
                        2(b)(27) and 2(b)(28); Registration Statement No. 2-64102,
                        Exhibit 2(b)(29); Registration Statement No. 2-66457,
                        Exhibits (2)(b)(30) and 2(b)(31); Registration Statement No.
                        2-69217, Exhibit 2(b)(32); Registration Statement No.
                        2-86237, Exhibit 4(b); Registration Statement No. 33-11723,
                        Exhibit 4(b); Registration Statement No. 33-17003, Exhibit
                        4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b);
                        Registration Statement No. 33-40720, Exhibit 4(b);
                        Registration Statement No. 33-45219, Exhibit 4(b);
                        Registration Statement No. 33-46128, Exhibits 4(b) and 4(c);
                        Registration Statement No. 33-53410, Exhibit 4(b);
                        Registration Statement No. 33-59834, Exhibit 4(b);
                        Registration Statement No. 33-50229, Exhibits 4(b) and 4(c);
                        Registration Statement No. 33-58431, Exhibits 4(b), 4(c),
                        4(d) and 4(e); Registration Statement No. 333-01049,
                        Exhibits 4(b) and 4(c); Registration Statement No.
                        333-20305, Exhibits 4(b) and 4(c); Annual Report on Form
                        10-K of APCo for the fiscal year ended December 31, 1996,
                        File No. 1-3457, Exhibit 4(b); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1998, File No.
                        1-3457, Exhibit 4(b)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
     4(b)          --   Indenture (for unsecured debt securities), dated as of
                        January 1, 1998, between APCo and The Bank of New York, As
                        Trustee [Registration Statement No. 333-45927, Exhibit 4(a);
                        Registration Statement No. 333-49071, Exhibit 4(b);
                        Registration Statement No. 333-84061, Exhibits 4(b) and
                        4(c); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1999, File No. 1-3457, Exhibit 4(c);
                        Registration Statement No. 333-81402, Exhibits 4(b), 4(c)
                        and 4(d); Registration Statement No. 333-100451, Exhibit
                        4(b)].
    *4(c)          --   Copy of Company Order and Officer's Certificate, dated
                        November 6, 2002, establishing terms of 4.3148% Senior
                        Notes, Series F, due 2007.
    10(a)(1)       --   Copy of Power Agreement, dated October 15, 1952, between
                        OVEC and United States of America, acting by and through the
                        United States Atomic Energy Commission, and, subsequent to
                        January 18, 1975, the Administrator of the Energy Research
                        and Development Administration, as amended [Registration
                        Statement No. 2-60015, Exhibit 5(a); Registration Statement
                        No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No
                        2-66301, Exhibit 5(a)(1)(C); Registration Statement No.
                        2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1989, File No.
                        1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K
                        of APCo for the fiscal year ended December 31, 1992, File
                        No. 1-3457, Exhibit 10(a)(1)(B)].
    10(a)(2)       --   Copy of Inter-Company Power Agreement, dated as of July 10,
                        1953, among OVEC and the Sponsoring Companies, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(c);
                        Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and
                        Annual Report on Form 10-K of APCo for the fiscal year ended
                        December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
    10(a)(3)       --   Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(e)].
    10(b)          --   Copy of Interconnection Agreement, dated July 6, 1951, among
                        APCo, CSPCo, KPCo, OPCo and I&M and with the Service
                        Corporation, as amended [Registration Statement No. 2-52910,
                        Exhibit 5(a); Registration Statement No. 2-61009, Exhibit
                        5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
    10(c)          --   Copy of Transmission Agreement, dated April 1, 1984, among
                        APCo, CSPCo, I&M, KPCo, OPCo and with the Service
                        Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                        1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1988, File No. 1-3525,
                        Exhibit 10(b)(2)].
    10(d)          --   Copy of Modification No. 1 to the AEP System Interim
                        Allowance Agreement, dated July 28, 1994, among APCo, CSPCo,
                        I&M, KPCo, OPCo and the Service Corporation [Annual Report
                        on Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(e)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(e)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        APCo dated December 15, 1999, File No. 1-3457, Exhibit 10].
   +10(f)(1)       --   AEP Deferred Compensation Agreement for certain executive
                        officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
                        10(e)].
   +10(f)(2)       --   Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1986, File No. 1-3525,
                        Exhibit 10(d)(2)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
   +10(g)          --   AEP System Senior Officer Annual Incentive Compensation Plan
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
   +10(h)(1)(A)    --   AEP System Excess Benefit Plan, Amended and Restated as of
                        January 1, 2001 [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 2000, File No. 1-3525,
                        Exhibit 10(j)(1)(A)].
  *+10(h)(1)(B)    --   First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.
   +10(h)(2)       --   AEP System Supplemental Retirement Savings Plan, Amended and
                        Restated as of January 1, 2001 (Non-Qualified) [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2000, File No. 1-3525, Exhibit 10(j)(2)].
   +10(h)(3)       --   Umbrella Trust for Executives [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 1993, File No.
                        1-3525, Exhibit 10(g)(3)].
   +10(i)(1)       --   Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                        for the fiscal year ended December 31, 1991, File No.
                        0-18135, Exhibit 10(g)(3)].
   +10(i)(2)       --   Memorandum of agreement between Susan Tomasky and the
                        Service Corporation dated January 3, 2001 [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        2000, File No. 1-3525, Exhibit 10(s)].
  *+10(i)(3)       --   Employment Agreement dated July 29, 1998 between AEPSC and
                        Robert P. Powers.
   +10(j)(1)       --   AEP System Survivor Benefit Plan, effective January 27, 1998
                        [Quarterly Report on Form 10-Q of AEP for the quarter ended
                        September 30, 1998, File No. 1-3525, Exhibit 10].
  *+10(j)(2)       --   First Amendment to AEP System Survivor Benefit Plan, as
                        amended and restated effective January 31, 2000.
   +10(k)          --   AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999[Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 10(o)].
   +10(l)          --   AEP Change In Control Agreement [Annual Report on Form 10-K
                        of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(o)].
   +10(m)          --   AEP System 2000 Long-Term Incentive Plan [Proxy Statement of
                        AEP, March 10, 2000].
   +10(n)(1)       --   Central and South West System Special Executive Retirement
                        Plan as amended and restated effective July 1, 1997 [Annual
                        Report on Form 10-K of CSW for the fiscal year ended
                        December 31, 1998, File No. 1-1443, Exhibit 18].
   +10(n)(2)       --   Certified CSW Board Resolution of April 18, 1991 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
   +10(n)(3)       --   CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                        March 13, 1992].
  *+10(o)(1)       --   AEP System Incentive Compensation Deferral Plan dated
                        January 1, 2001.
  *+10(o)(2)       --   First Amendment to AEP System Incentive Compensation
                        Deferral Plan dated December 6, 2002.
  *+10(p)          --   AEP System Nuclear Performance Long Term Incentive
                        Compensation Plan dated August 1, 1998.
  *+10(q)          --   Nuclear Key Contributor Retention Plan dated May 1, 2000.
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the APCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of APCo [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21].
   *23             --   Consent of Deloitte & Touche LLP

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

CSPCO++
     3(a)          --   Copy of Amended Articles of Incorporation of CSPCo, as
                        amended to March 6, 1992 [Registration Statement No.
                        33-53377, Exhibit 4(a)].
     3(b)          --   Copy of Certificate of Amendment to Amended Articles of
                        Incorporation of CSPCo, dated May 19, 1994 [Annual Report on
                        Form 10-K of CSPCo for the fiscal year ended December 31,
                        1994, File No. 1-2680, Exhibit 3(b)].
     3(c)          --   Composite copy of Amended Articles of Incorporation of
                        CSPCo, as amended [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680,
                        Exhibit 3(c)].
     3(d)          --   Copy of Code of Regulations and By-Laws of CSPCo [Annual
                        Report on Form 10-K of CSPCo for the fiscal year ended
                        December 31, 1987, File No. 1-2680, Exhibit 3(d)].
     4(a)          --   Copy of Indenture of Mortgage and Deed of Trust, dated
                        September 1, 1940, between CSPCo and City Bank Farmers Trust
                        Company (now Citibank, N.A.), as trustee, as supplemented
                        and amended [Registration Statement No. 2-59411, Exhibits
                        2(B) and 2(C); Registration Statement No. 2-80535, Exhibit
                        4(b); Registration Statement No. 2-87091, Exhibit 4(b);
                        Registration Statement No. 2-93208, Exhibit 4(b);
                        Registration Statement No. 2-97652, Exhibit 4(b);
                        Registration Statement No. 33-7081, Exhibit 4(b);
                        Registration Statement No. 33-12389, Exhibit 4(b);
                        Registration Statement No. 33-19227, Exhibits 4(b), 4(e),
                        4(f), 4(g) and 4(h); Registration Statement No. 33-35651,
                        Exhibit 4(b); Registration Statement No. 33-46859, Exhibits
                        4(b) and 4(c); Registration Statement No. 33-50316, Exhibits
                        4(b) and 4(c); Registration Statement No. 33-60336, Exhibits
                        4(b), 4(c) and 4(d); Registration Statement No. 33-50447,
                        Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo
                        for the fiscal year ended December 31, 1993, File No.
                        1-2680, Exhibit 4(b)].
     4(b)          --   Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and Bankers Trust
                        Company, as Trustee [Registration Statement No. 333-54025,
                        Exhibits 4(a), 4(b), 4(c) and 4(d); Annual Report on Form
                        10-K of CSPCo for the fiscal year ended December 31, 1998,
                        File No. 1-2680, Exhibits 4(c) and 4(d)].
    10(a)(1)       --   Copy of Power Agreement, dated October 15, 1952, between
                        OVEC and United States of America, acting by and through the
                        United States Atomic Energy Commission, and, subsequent to
                        January 18, 1975, the Administrator of the Energy Research
                        and Development Administration, as amended [Registration
                        Statement No. 2-60015, Exhibit 5(a); Registration Statement
                        No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No.
                        2-66301, Exhibit 5(a)(1)(C); Registration Statement No.
                        2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1989, File No.
                        1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K
                        of APCo for the fiscal year ended December 31, 1992, File
                        No. 1-3457, Exhibit 10(a)(1)(B)].
    10(a)(2)       --   Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(c);
                        Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and
                        Annual Report on Form 10-K of APCo for the fiscal year ended
                        December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
    10(a)(3)       --   Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(e)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    10(b)          --   Copy of Interconnection Agreement, dated July 6, 1951, among
                        APCo, CSPCo, KPCo, OPCo and I&M and the Service Corporation,
                        as amended [Registration Statement No. 2-52910, Exhibit
                        5(a); Registration Statement No. 2-61009, Exhibit 5(b); and
                        Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
    10(c)          --   Copy of Transmission Agreement, dated April 1, 1984, among
                        APCo, CSPCo, I&M, KPCo, OPCo, and with the Service
                        Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                        1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP
                        for the fiscal year ended December 31, 1988, File No.
                        1-3525, Exhibit 10(b)(2)].
    10(d)          --   Copy of Modification No. 1 to the AEP System Interim
                        Allowance Agreement, dated July 28, 1994, among APCo, CSPCo,
                        I&M, KPCo, OPCo and the Service Corporation [Annual Report
                        on Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(e)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(e)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        CSPCo dated December 15, 1999, File No. 1-2680, Exhibit 10].
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the CSPCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of CSPCo [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21]
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

 I&M++
     3(a)          --   Copy of the Amended Articles of Acceptance of I&M and
                        amendments thereto [Annual Report on Form 10-K of I&M for
                        fiscal year ended December 31, 1993, File No. 1-3570,
                        Exhibit 3(a)].
     3(b)          --   Copy of Articles of Amendment to the Amended Articles of
                        Acceptance of I&M, dated March 6, 1997 [Annual Report on
                        Form 10-K of I&M for fiscal year ended December 31, 1996,
                        File No. 1-3570, Exhibit 3(b)].
     3(c)          --   Composite Copy of the Amended Articles of Acceptance of I&M
                        (amended as of March 7, 1997) [Annual Report on Form 10-K of
                        I&M for the fiscal year ended December 31, 1996, File No.
                        1-3570, Exhibit 3(c)].
     3(d)          --   Copy of the By-Laws of I&M (amended as of November 28, 2001)
                        [Annual Report on Form 10-K of I&M for the fiscal year ended
                        December 31, 2001, File No. 1-3570, Exhibit 3(d)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
     4(a)          --   Copy of Mortgage and Deed of Trust, dated as of June 1,
                        1939, between I&M and Irving Trust Company (now The Bank of
                        New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit
                        7(a); Registration Statement No. 2-60665, Exhibits 2(c)(2),
                        2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8),
                        2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14),
                        2(c)(15), (2)(c)(16), and 2(c)(17); Registration Statement
                        No. 2-63234, Exhibit 2(b)(18); Registration Statement No.
                        2-65389, Exhibit 2(a)(19); Registration Statement No.
                        2-67728, Exhibit 2(b)(20); Registration Statement No.
                        2-85016, Exhibit 4(b); Registration Statement No. 33-5728,
                        Exhibit 4(c); Registration Statement No. 33-9280, Exhibit
                        4(b); Registration Statement No. 33-11230, Exhibit 4(b);
                        Registration Statement No. 33-19620, Exhibits 4(a)(ii),
                        4(a)(iii), 4(a)(iv) and 4(a)(v); Registration Statement No.
                        33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii);
                        Registration Statement No. 33-54480, Exhibits 4(b)(I) and
                        4(b)(ii); Registration Statement No. 33-60886, Exhibit
                        4(b)(I); Registration Statement No. 33-50521, Exhibits
                        4(b)(I), 4(b)(ii) and 4(b)(iii); Annual Report on Form 10-K
                        of I&M for the fiscal year ended December 31, 1993, File No.
                        1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for
                        the fiscal year ended December 31, 1994, File No. 1-3570,
                        Exhibit 4(b); Annual Report on Form 10-K of I&M for the
                        fiscal year ended December 31, 1996, File No. 1-3570,
                        Exhibit 4(b)].
     4(b)          --   Copy of Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as
                        Trustee [Registration Statement No. 333-88523, Exhibits
                        4(a), 4(b) and 4(c); Registration Statement No. 333-58656,
                        Exhibits 4(b) and 4(c); Annual Report of Form 10-K of I&M
                        for fiscal year ended December 31, 2001, File No. 1-3570,
                        Exhibit 4(c)].
    *4(c)          --   Copy of Company Order and Officer's Certificate, dated
                        November 22, 2002 establishing certain terms of the 6%
                        Senior Notes, Series D, due 2032.
     4(d)          --   Copy of Company Order and Officers' Certificate, dated
                        December 12, 2001, establishing certain terms of the 6.125%
                        Notes, Series C, due 2006. [Annual Report on Form 10-K of
                        I&M for the fiscal year ended December 31, 2001, File No.
                        1-3570, Exhibit 4(c)].
    10(a)(1)       --   Copy of Power Agreement, dated October 15, 1952, between
                        OVEC and United States of America, acting by and through the
                        United States Atomic Energy Commission, and, subsequent to
                        January 18, 1975, the Administrator of the Energy Research
                        and Development Administration, as amended [Registration
                        Statement No. 2-60015, Exhibit 5(a); Registration Statement
                        No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No.
                        2-66301, Exhibit 5(a)(1)(C); Registration Statement No.
                        2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1989, File No.
                        1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form 10-K
                        of APCo for the fiscal year ended December 31, 1992, File
                        No. 1-3457, Exhibit 10(a)(1)(B)].
    10(a)(2)       --   Copy of Inter-Company Power Agreement, dated as of July 10,
                        1953, among OVEC and the Sponsoring Companies, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(c);
                        Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                        Annual Report on Form 10-K of APCo for the fiscal year ended
                        December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
    10(a)(3)       --   Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(e)].
    10(a)(4)       --   Copy of Inter-Company Power Agreement, dated as of July 10,
                        1953, among OVEC and the Sponsoring Companies, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(c);
                        Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                        Annual Report on Form 10-K of APCo for the fiscal year ended
                        December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
    10(b)          --   Copy of Interconnection Agreement, dated July 6, 1951, among
                        APCo, CSPCo, KPCo, I&M, and OPCo and with the Service
                        Corporation, as amended [Registration Statement No. 2-52910,
                        Exhibit 5(a); Registration Statement No. 2-61009, Exhibit
                        5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                        10(a)(3)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    10(c)          --   Copy of Transmission Agreement, dated April 1, 1984, among
                        APCo, CSPCo, I&M, KPCo, OPCo and with the Service
                        Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                        1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP
                        for the fiscal year ended December 31, 1988, File No.
                        1-3525, Exhibit 10(b)(2)].
    10(d)          --   Copy of Modification No. 1 to the AEP System Interim
                        Allowance Agreement, dated July 28, 1994, among APCo, CSPCo,
                        I&M, KPCo, OPCo and the Service Corporation [Annual Report
                        on Form 10-K of AEP for the fiscal year ended December 1,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(e)          --   Copy of Nuclear Material Lease Agreement, dated as of
                        December 1, 1990, between I&M and DCC Fuel Corporation
                        [Annual Report on Form 10-K of I&M for the fiscal year ended
                        December 31, 1993, File No. 1-3570, Exhibit 10(d)].
    10(f)          --   Copy of Lease Agreements, dated as of December 1, 1989,
                        between I&M and Wilmington Trust Company, as amended
                        [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C),
                        28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and
                        28(a)(6)(C); Annual Report on Form 10-K of I&M for the
                        fiscal year ended December 31, 1993, File No. 1-3570,
                        Exhibits 10(e)(1)(B), 10(e)(2)(B), 10(e)(3)(B), 10(e)(4)(B),
                        10(e)(5)(B) and 10(e)(6)(B)].
    10(g)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(g)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        I&M dated December 15, 1999, File No. 1-3570, Exhibit 10].
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the I&M 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of I&M [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21].
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

KPCO++
     3(a)          --   Copy of Restated Articles of Incorporation of KPCo [Annual
                        Report on Form 10-K of KPCo for the fiscal year ended
                        December 31, 1991, File No. 1-6858, Exhibit 3(a)].
     3(b)          --   Copy of By-Laws of KPCo (amended as of June 15, 2000)
                        [Annual Report on Form 10-K of KPCo for the fiscal year
                        ended December 31, 2000, File No. 1-6858, Exhibit 3(b)].
     4(a)          --   Copy of Mortgage and Deed of Trust, dated May 1, 1949,
                        between KPCo and Bankers Trust Company (now Deutsche Bank
                        Trust Company Americas, as supplemented and amended
                        [Registration Statement No. 2-65820, Exhibits 2(b)(1),
                        2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), and 2(b)(6);
                        Registration Statement No. 33-39394, Exhibits 4(b) and 4(c);
                        Registration Statement No. 33-53226, Exhibits 4(b) and 4(c);
                        Registration Statement No. 33-61808, Exhibits 4(b) and 4(c),
                        Registration Statement No. 33-53007, Exhibits 4(b), 4(c) and
                        4(d)].
     4(b)          --   Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between KPCo and Bankers Trust
                        Company, as Trustee [Registration Statement No. 333-75785,
                        Exhibits 4(a), 4(b), 4(c) and 4(d); Registration Statement
                        No. 333-87216, Exhibits 4E) and 4(f).
    *4(c)          --   Copy of Company Order and Officer's Certificate, dated June
                        28, 2002 establishing certain terms of the 5.50% Senior
                        Notes, Series A, due 2007.

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    *4(d)          --   Copy of Company Order and Officer's Certificate, dated
                        November 6, 2002 establishing certain terms of the 4.3148%
                        Senior Notes, Series B, due 2007.
    *4(e)          --   Copy of Company Order and Officer's Certificate, dated
                        December 12, 2002 establishing certain terms of the 4.368%
                        Senior Notes, Series C, due 2007.
    10(a)          --   Copy of Interconnection Agreement, dated July 6, 1951, among
                        APCo, CSPCo, KPCo, I&M and OPCo and with the Service
                        Corporation, as amended [Registration Statement No. 2-52910,
                        Exhibit 5(a);Registration Statement No. 2-61009, Exhibit
                        5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                        10(a)(3)].
    10(b)          --   Copy of Transmission Agreement, dated April 1, 1984, among
                        APCo, CSPCo, I&M, KPCo, OPCo and with the Service
                        Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No.
                        1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP
                        for the fiscal year ended December 31, 1988, File No.
                        1-3525, Exhibit 10(b)(2)].
    10(c)          --   Copy of Modification No. 1 to the AEP System Interim
                        Allowance Agreement, dated July 28, 1994, among APCo, CSPCo,
                        I&M, KPCo, OPCo and the Service Corporation [Annual Report
                        on Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(d)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(d)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        KPCo dated December 15, 1999, File No. 1-6858, Exhibit 10].
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the KPCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
   *23             --   Consent of Deloitte & Touche LLP
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

OPCO++
     3(a)          --   Copy of Amended Articles of Incorporation of OPCo, and
                        amendments thereto to December 31, 1993 [Registration
                        Statement No. 33-50139, Exhibit 4(a); Annual Report on Form
                        10-K of OPCo for the fiscal year ended December 31, 1993,
                        File No. 1-6543, Exhibit 3(b)].
     3(b)          --   Copy of Certificate of Amendment to Amended Articles of
                        Incorporation of OPCo, dated May 3, 1994 [Annual Report on
                        Form 10-K of OPCo for the fiscal year ended December 31,
                        1994, File No. 1-6543, Exhibit 3(b)].
     3(c)          --   Copy of Certificate of Amendment to Amended Articles of
                        Incorporation of OPCo, dated March 6, 1997 [Annual Report on
                        Form 10-K of OPCo for the fiscal year ended December 31,
                        1996, File No. 1-6543, Exhibit 3(c)].
     3(d)          --   Copy of Certificate of Amendment to Amended Articles of
                        Incorporation of OPCo, dated June 3, 2002 [Quarterly Report on Form 10-Q of OPCo for the quarter ended June 30, 2002,
                        File No. 1-6543, Exhibit 3(d)].
     3(e)          --   Composite copy of the Amended Articles of Incorporation of
                        OPCo (amended as of June 3, 2002) [[Quarterly Report on Form
                        10-Q of OPCo for the quarter ended June 30, 2002, File No.
                        1-6543, Exhibit 3(e)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
     3(f)          --   Copy of Code of Regulations of OPCo [Annual Report on Form
                        10-K of OPCo for the fiscal year ended December 31, 1990,
                        File No. 1-6543, Exhibit 3(d)].
     4(a)          --   Copy of Mortgage and Deed of Trust, dated as of October 1,
                        1938, between OPCo and Manufacturers Hanover Trust Company
                        (now Chemical Bank), as Trustee, as amended and supplemented
                        [Registration Statement No. 2-3828, Exhibit B-4;
                        Registration Statement No. 2-60721, Exhibits 2(c)(2),
                        2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8),
                        2(c)(9), 2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14),
                        2(c)(15), 2(c)(16), 2(c)(17), 2(c)(18), 2(c)(19), 2(c)(20),
                        2(c)(21), 2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26),
                        2(c)(27), 2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31);
                        Registration Statement No. 2-83591, Exhibit 4(b);
                        Registration Statement No. 33-21208, Exhibits 4(a)(ii),
                        4(a)(iii) and 4(a)(iv); Registration Statement No. 33-31069,
                        Exhibit 4(a)(ii); Registration Statement No. 33-44995,
                        Exhibit 4(a)(ii); Registration Statement No. 33-59006,
                        Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration
                        Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and
                        4(a)(iv); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit
                        4(b)].
     4(b)          --   Copy of Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company
                        (now Deutsche Bank Trust Company Americas), as Trustee
                        [Registration Statement No. 333-49595, Exhibits 4(a), 4(b)
                        and 4(c); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1998, File No. 1-6543, Exhibits 4(c)
                        and 4(d); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1999, File No. 1-6543, Exhibits 4(c)
                        and 4(d); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2000, File No. 1-6543, Exhibit
                        4(c)].
    10(a)(1)       --   Copy of Power Agreement, dated October 15, 1952, between
                        OVEC and United States of America, acting by and through the
                        United States Atomic Energy Commission, and, subsequent to
                        January 18, 1975, the Administrator of the Energy Research
                        and Development Administration, as amended [Registration
                        Statement No. 2-60015, Exhibit 5(a); Registration Statement
                        No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No.
                        2-66301, Exhibit 5(a)(1)(C); Registration Statement No.
                        2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1989, File No.
                        1-3457, Exhibit 10(a)(1)(F); Annual Report on Form 10-K of
                        APCo for the fiscal year ended December 31, 1992, File No.
                        1-3457, Exhibit 10(a)(1)(B)].
    10(a)(2)       --   Copy of Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(c);
                        Registration Statement No. 2-67728, Exhibit 5(a)(3)(B);
                        Annual Report on Form 10-K of APCo for the fiscal year ended
                        December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
    10(a)(3)       --   Copy of Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended
                        [Registration Statement No. 2-60015, Exhibit 5(e)].
    10(b)          --   Copy of Interconnection Agreement, dated July 6, 1951, among
                        APCo, CSPCo, KPCo, I&M and OPCo and with the Service
                        Corporation, as amended [Registration Statement No. 2-52910,
                        Exhibit 5(a); Registration Statement No. 2-61009, Exhibit
                        5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
    10(c)          --   Copy of Transmission Agreement, dated April 1, 1984, among
                        APCo, CSPCo, I&M, KPCo, OPCo and with the Service
                        Corporation as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525,
                        Exhibit 10(b); Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1988, File No. 1-3525,
                        Exhibit 10(b)(2)].
    10(d)          --   Copy of Modification No. 1 to the AEP System Interim
                        Allowance Agreement, dated July 28, 1994, among APCo, CSPCo,
                        I&M, KPCo, OPCo and the Service Corporation [Annual Report
                        on Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    10(e)          --   Copy of Amendment No. 1, dated October 1, 1973, to Station
                        Agreement dated January 1, 1968, among OPCo, Buckeye and
                        Cardinal Operating Company, and amendments thereto [Annual
                        Report on Form 10-K of OPCo for the fiscal year ended
                        December 31, 1993, File No. 1-6543, Exhibit 10(f)].
    10(f)          --   Lease Agreement dated January 20, 1995 between OPCo and JMG
                        Funding, Limited Partnership, and amendment thereto
                        (confidential treatment requested) [Annual Report on Form
                        10-K of OPCo for the fiscal year ended December 31, 1994,
                        File No. 1-6543, Exhibit 10(l)(2)].
    10(g)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997, by and among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(g)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        OPCo dated December 15, 1999, File No. 1-6543, Exhibit 10].
   +10(h)          --   AEP System Senior Officer Annual Incentive Compensation Plan
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
   +10(i)(1)(A)    --   AEP System Excess Benefit Plan, Amended and Restated as of
                        January 1, 2001 [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 2000, File No. 1-3525,
                        Exhibit 10(j)(1)(A)].
  *+10(i)(1)(B)    --   First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.
   +10(i)(2)       --   AEP System Supplemental Retirement Savings Plan, Amended and
                        Restated as of January 1, 2001 (Non-Qualified) [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2000, File No. 1-3525, Exhibit 10(j)(2)].
   +10(i)(3)       --   Umbrella Trust for Executives [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 1993, File No.
                        1-3525, Exhibit 10(g)(3)].
   +10(j)(1)       --   Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                        for the fiscal year ended December 31, 1991, File No.
                        0-18135, Exhibit 10(g)(3)].
   +10(j)(2)       --   Memorandum of agreement between Susan Tomasky and the
                        Service Corporation dated January 3, 2001 [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        2000, File No. 1-3525, Exhibit 10(s)].
  *+10(j)(3)       --   Employment Agreement dated July 29, 1998 between AEPSC and
                        Robert P. Powers.
   +10(k)(1)       --   AEP System Survivor Benefit Plan, effective January 27, 1998
                        [Quarterly Report on Form 10-Q of AEP for the quarter ended
                        September 30, 1998, File No. 1-3525, Exhibit 10].
  *+10(k)(2)       --   First Amendment to AEP System Survivor Benefit Plan, as
                        amended and restated effective January 31, 2000.
   +10(l)          --   AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999[Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 10(o)].
   +10(m)          --   AEP Change In Control Agreement [Annual Report on Form 10-K
                        of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(o)].
   +10(n)          --   AEP System 2000 Long-Term Incentive Plan [Proxy Statement of
                        AEP, March 10, 2000].
   +10(o)(1)       --   Central and South West System Special Executive Retirement
                        Plan as amended and restated effective July 1, 1997 [Annual
                        Report on Form 10-K of CSW for the fiscal year ended
                        December 31, 1998, File No. 1-1443, Exhibit 18].
   +10(o)(2)       --   Certified CSW Board Resolution of April 18, 1991 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
   +10(o)(3)       --   CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                        March 13, 1992].
  *+10(p)(1)       --   AEP System Incentive Compensation Deferral Plan dated
                        January 1, 2001.

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
  *+10(p)(2)       --   First Amendment to AEP System Incentive Compensation
                        Deferral Plan dated December 6, 2002.
  *+10(q)          --   AEP System Nuclear Performance Long Term Incentive
                        Compensation Plan dated August 1, 1998.
  *+10(r)          --   Nuclear Key Contributor Retention Plan dated May 1, 2000.
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the OPCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of OPCo [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21].
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

 PSO++
     3(a)          --   Restated Certificate of Incorporation of PSO [Annual Report
                        on Form U5S of Central and South West Corporation for the
                        fiscal year ended December 31, 1996, File No. 1-1443,
                        Exhibit B-3.1].
     3(b)          --   By-Laws of PSO (amended as of June 28, 2000) [Annual Report on Form 10-K of PSO for the fiscal year ended December 31,
                        2000, File No. 0-343, Exhibit 3(b)].
     4(a)          --   Indenture, dated July 1, 1945, between and Liberty Bank and
                        Trust Company of Tulsa, National Association, as Trustee, as
                        amended and supplemented [Registration Statement No.
                        2-60712, Exhibit 5.03; Registration Statement No. 2-64432,
                        Exhibit 2.02; Registration Statement No. 2-65871, Exhibit
                        2.02; Form U-1 No. 70-6822, Exhibit 2; Form U-1 No. 70-7234,
                        Exhibit 3; Registration Statement No. 33-48650, Exhibit
                        4(b); Registration Statement No. 33-49143, Exhibit 4(c);
                        Registration Statement No. 33-49575, Exhibit 4(b); Annual
                        Report on Form 10-K of PSO for the fiscal year ended
                        December 31, 1993, File No. 0-343, Exhibit 4(b); Current
                        Report on Form 8-K of PSO dated March 4, 1996, No. 0-343,
                        Exhibit 4.01; Current Report on Form 8-K of PSO dated March
                        4, 1996, No. 0-343, Exhibit 4.02; Current Report on Form 8-K
                        of PSO dated March 4, 1996, No. 0-343, Exhibit 4.03].
     4(b)          --   PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
                        Debentures of PSO:
                        (1) Indenture, dated as of May 1, 1997, between PSO and The
                            Bank of New York, as Trustee [Quarterly Report on Form 10-Q
                            of PSO dated March 31, 1997, File No. 0-343, Exhibits
                            4.6 and 4.7].
                        (2) Amended and Restated Trust Agreement of PSO Capital I,
                            dated as of May 1, 1997, among PSO, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York
                            (Delaware), as Delaware Trustee, and the Administrative
                            Trustee [Quarterly Report on Form 10-Q of PSO dated
                            March 31, 1997, File No. 0-343, Exhibit 4.8].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
                        (3) Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's
                            Preferred Securities [Quarterly Report on Form 10-Q of
                            PSO dated March 31, 1997, File No. 0-343, Exhibits 4.9].
                        (4) Agreement as to Expenses and Liabilities, dated as of
                            May 1, 1997, between PSO and PSO Capital I [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No.
                            0-343, Exhibits 4.10].
     4(c)          --   Indenture (for unsecured debt securities), dated as of
                        November 1, 2000, between PSO and The Bank of New York, as
                        Trustee [Registration Statement No. 333-100623, Exhibits
                        4(a) and 4(b)].
    *4(d)          --   Second Supplemental Indenture, dated as of November 26, 2002 establishing certain terms of the 6% Senior Notes, Series B, due 2032.
   *10(a)          --   Copy of Restated and Amended Operating Agreement, dated as of January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *10(b)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the PSO 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of PSO [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21]
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

SWEPCO++
     3(a)          --   Restated Certificate of Incorporation, as amended through
                        May 6, 1997, including Certificate of Amendment of Restated
                        Certificate of Incorporation [Quarterly Report on Form 10-Q
                        of SWEPCo for the quarter ended March 31, 1997, File No.
                        1-3146, Exhibit 3.4].
     3(b)          --   By-Laws of SWEPCo (amended as of April 27, 2000) [Quarterly
                        Report on Form 10-Q of SWEPCo for the quarter ended March
                        31, 2000, File No. 1-3146, Exhibit 3.3].
     4(a)          --   Indenture, dated February 1, 1940, between SWEPCo and
                        Continental Bank, National Association and M. J. Kruger, as
                        Trustees, as amended and supplemented [Registration
                        Statement No. 2-60712, Exhibit 5.04; Registration Statement
                        No. 2-61943, Exhibit 2.02; Registration Statement No.
                        2-66033, Exhibit 2.02; Registration Statement No. 2-71126,
                        Exhibit 2.02; Registration Statement No. 2-77165, Exhibit
                        2.02; Form U-1 No. 70-7121, Exhibit 4; Form U-1 No. 70-7233,
                        Exhibit 3; Form U-1 No. 70-7676, Exhibit 3; Form U-1 No.
                        70-7934, Exhibit 10; Form U-1 No. 72-8041, Exhibit 10(b);
                        Form U-1 No. 70-8041, Exhibit 10(c); Form U-1 No. 70-8239,
                        Exhibit 10(a)].
     4(b)          --   SWEPCO-obligated, mandatorily redeemable preferred
                        securities of subsidiary trust holding solely Junior
                        Subordinated Debentures of SWEPCo:
                        (1) Indenture, dated as of May 1, 1997, between SWEPCo and the Bank of New York, as Trustee [Quarterly Report on Form
                            10-Q of SWEPCo dated March 31, 1997, File No. 1-3146,
                            Exhibits 4.11 and 4.12].
                        (2) Amended and Restated Trust Agreement of SWEPCo Capital
                            I, dated as of May 1, 1997, among SWEPCo, as Depositor, the
                            Bank of New York, as Property Trustee, The Bank of New
                            York (Delaware), as Delaware Trustee, and the
                            Administrative Trustee [Quarterly Report on Form 10-Q of
                            SWEPCo dated March 31, 1997, File No. 1-3146, Exhibit
                            4.13].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
                        (3) Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCo for the benefit of the holders of SWEPCo Capital
                            I's Preferred Securities [Quarterly Report on Form 10-Q
                            of SWEPCo dated March 31, 1997, File No. 1-3146, Exhibit
                            4.14].
                        (4) Agreement as to Expenses and Liabilities, dated as of
                            May 1, 1997 between SWEPCo and SWEPCo Capital I [Quarterly
                            Report on Form 10-Q of SWEPCo dated March 31, 1997, File
                            No. 1-3146, Exhibits 4.15].
     4(c)          --   Indenture (for unsecured debt securities), dated as of
                        February 4, 2000, between SWEPCo and The Bank of New York, as Trustee [Registration Statement No. 333-87834, Exhibits
                        4(a) and 4(b); Form 8-K of SWEPCo filed on June 26, 2002,
                        File No. 1-3146, Exhibit 4(b)].
   *10(a)          --   Copy of Restated and Amended Operating Agreement, dated as of January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *10(b)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the SWEPCo 2002 Annual Report (for the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of SWEPCo [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21]
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

 TCC++
     3(a)          --   Restated Articles of Incorporation Without Amendment,
                        Articles of Correction to Restated Articles of Incorporation
                        Without Amendment, Articles of Amendment to Restated
                        Articles of Incorporation, Statements of Registered Office
                        and/or Agent, and Articles of Amendment to the Articles of
                        Incorporation [Quarterly Report on Form 10-Q of TCC for the
                        quarter ended March 31, 1997, File No. 0-346, Exhibit 3.1].
    *3(b)          --   Articles of Amendment to Restated Articles of Incorporation
                        of TCC dated December 18, 2002.
     3(c)          --   By-Laws of TCC (amended as of April 19, 2000) [Annual Report on Form 10-K of TCC for the fiscal year ended December 31,
                        2000, File No. 0-346, Exhibit 3(b)].
     4(a)          --   Indenture of Mortgage or Deed of Trust, dated November 1,
                        1943, between TCC and The First National Bank of Chicago and
                        R. D. Manella, as Trustees, as amended and supplemented
                        [Registration Statement No. 2-60712, Exhibit 5.01;
                        Registration Statement No. 2-62271, Exhibit 2.02; Form U-1
                        No. 70-7003, Exhibit 17; Registration Statement No. 2-98944,
                        Exhibit 4 (b); Form U-1 No. 70-7236, Exhibit 4; Form U-1 No.
                        70-7249, Exhibit 4; Form U-1 No. 70-7520, Exhibit 2; Form
                        U-1 No. 70-7721, Exhibit 3; Form U-1 No. 70-7725, Exhibit
                        10; Form U-1 No. 70-8053, Exhibit 10 (a); Form U-1 No.
                        70-8053, Exhibit 10 (b); Form U-1 No. 70-8053, Exhibit 10
                        (c); Form U-1 No. 70-8053, Exhibit 10 (d); Form U-1 No.
                        70-8053, Exhibit 10 (e); Form U-1 No. 70-8053, Exhibit 10
                        (f)].
     4(b)          --   TCC-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
                        Debentures of TCC:
                        (1) Indenture, dated as of May 1, 1997, between TCC and the
                            Bank of New York, as Trustee [Quarterly Report on Form 10-Q
                            of TCC dated March 31, 1997, File No. 0-346, Exhibits
                            4.1 and 4.2].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
                        (2) Amended and Restated Trust Agreement of TCC Capital I,
                            dated as of May 1, 1997, among TCC, as Depositor, the Bank of New York, as Property Trustee, The Bank of New York
                            (Delaware), as Delaware Trustee, and the Administrative
                            Trustee [Quarterly Report on Form 10-Q of TCC dated
                            March 31, 1997, File No. 0-346, Exhibit 4.3].
                        (3) Guarantee Agreement, dated as of May 1, 1997, delivered by TCC for the benefit of the holders of TCC Capital I's
                            Preferred Securities [Quarterly Report on Form 10-Q of
                            TCC dated March 31, 1997, File No. 0-346, Exhibit 4.4].
                        (4) Agreement as to Expenses and Liabilities dated as of May
                            1, 1997, between TCC and TCC Capital I [Quarterly Report on
                            Form 10-Q of TCC dated March 31, 1997, File No. 0-346,
                            Exhibit 4.5].
     4(c)          --   Indenture (for unsecured debt securities), dated as of
                        November 15, 1999, between TCC and The Bank of New York, as
                        Trustee, as amended and supplemented [Annual Report on Form
                        10-K of TCC for the fiscal year ended December 31, 2000,
                        File No. 0-346, Exhibits 4(c), 4(d) and 4(e)].
   *10(a)          --   Copy of Restated and Amended Operating Agreement, dated as of January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *10(b)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *12             --   Statement re: Computation of Ratios.
   *13             --   Copy of those portions of the TCC 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    21             --   List of subsidiaries of TCC [Annual Report on Form 10-K of
                        AEP for the fiscal year ended December 31, 2002, File No.
                        1-3525, Exhibit 21]
   *23             --   Consent of Deloitte & Touche LLP.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

 TNC++
     3(a)          --   Restated Articles of Incorporation, as amended, and Articles of Amendment to the Articles of Incorporation [Annual Report
                        on Form 10-K of TNC for the fiscal year ended December 31,
                        1996, File No. 0-340, Exhibit 3.5].
    *3(b)          --   Articles of Amendment to Restated Articles of Incorporation
                        of TNC dated December 17, 2002.
     3(c)          --   By-Laws of TNC (amended as of May 1, 2000) [Quarterly Report on Form 10-Q of TNC for the quarter ended March 31, 2000,
                        File No. 0-340, Exhibit 3.4].
     4(a)          --   Indenture, dated August 1, 1943, between TNC and Harris
                        Trust and Savings Bank and J. Bartolini, as Trustees, as
                        amended and supplemented [Registration Statement No.
                        2-60712, Exhibit 5.05; Registration Statement No. 2-63931,
                        Exhibit 2.02; Registration Statement No. 2-74408, Exhibit
                        4.02; Form U-1 No. 70-6820, Exhibit 12; Form U-1 No.
                        70-6925, Exhibit 13; Registration Statement No. 2-98843,
                        Exhibit 4(b); Form U-1 No. 70-7237, Exhibit 4; Form U-1 No.
                        70-7719, Exhibit 3; Form U-1 No. 70-7936, Exhibit 10; Form
                        U-1 No. 70-8057, Exhibit 10; Form U-1 No. 70-8265, Exhibit
                        10; Form U-1 No. 70-8057, Exhibit 10(b); Form U-1 No.
                        70-8057, Exhibit 10(c)].
   *10(a)          --   Copy of Restated and Amended Operating Agreement, dated as of January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *10(b)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
   *12             --   Statement re: Computation of Ratios.

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
   *13             --   Copy of those portions of the TNC 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
   *24             --   Power of Attorney.
   *99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
   *99(b)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

                             ----------------------

     ++ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.

                                     (LOGO)

                                  RECYCLE LOGO
                           PRINTED ON RECYCLED PAPER