Form 10-K/A
period 2002-12-31
AMERICAN ELECTRIC POWER CO INC
filed 2003-05-14
CIK 4904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-K/A
                          ---------------------------

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

                   1 Riverside Plaza, Columbus, Ohio 43215
                   Telephone (614) 716-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                      ON WHICH REGISTERED
                 -------------------                     ---------------------


 Common Stock,
   $6.50 par value..................................  New York Stock Exchange
 9.25% Equity Units.................................  New York Stock Exchange




SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:



         None




                                                    AGGREGATE MARKET VALUE
                                                   OF VOTING AND NON-VOTING              NUMBER OF SHARES
                                                      COMMON EQUITY HELD                 OF COMMON STOCK
                                                     BY NON-AFFILIATES OF                 OUTSTANDING OF
                                                      THE REGISTRANTS AT                THE REGISTRANTS AT
                                                        JUNE 28, 2002                     JUNE 28, 2002
                                                   ------------------------             ------------------

American Electric Power Company, Inc.                  $13,560,125,474                     338,833,720


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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                         PART OF FORM 10-K
                                                                        INTO WHICH DOCUMENT
DESCRIPTION                                                               IS INCORPORATED
-----------                                                             -------------------

Portions of Annual Report of American Electric Power Company, Inc.           Part II
the fiscal year ended December 31, 2002:



                               ------------------



        YOU CAN ACCESS FINANCIAL AND OTHER INFORMATION AT AEP'S WEBSITE. THE ADDRESS IS WWW.AEP.COM. AEP MAKES AVAILABLE, FREE OF CHARGE ON ITS WEBSITE, COPIES OF ITS ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q, CURRENT REPORTS ON FORM 8-K AND AMENDMENTS TO THOSE REPORTS FILED OR FURNISHED PURSUANT TO SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 AS SOON AS REASONABLY PRACTICABLE AFTER FILING SUCH MATERIAL ELECTRONICALLY OR OTHERWISE FURNISHING IT TO THE SEC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                American Electric Power Company, Inc. Form 10-K/A

                                Introductory Note

This amendment on Form 10-K/A amends American Electric Power Company, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2002, as initially filed with the Securities and Exchange Commission on March 20, 2003, and is being filed to reflect certain revisions to the consolidated financial statements. The significant effects of these revisions are presented in Note 28 to the consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions, but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

The following Items of the Original Filing are revised by this filing:

Item 1.    Business
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 7A.   Quantitative and Qualitative Disclosures About Risk
Item 8.    Financial Statements and Supplemental Data
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this filing.

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
Glossary of Terms...........................................................    i

Forward-Looking Information.................................................    1

PART I
   Item     1.  Business....................................................    2


PART II

   Item     6.  Selected Financial Data.....................................   25
   Item     7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition........................   26
   Item    7A.  Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   26
   Item     8.  Financial Statements and Supplementary Data.................   26


PART IV

   Item    15.  Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   26

Signatures..................................................................   27

Certifications..............................................................   28


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

CLASSES OF SERVICE
     The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2002 are as follows:


                                           AEP
                                        SYSTEM(A)       APCo        CSPCo         I&M         KPCo
                                       -----------   ----------   ----------   ----------   ---------
                                                         (IN THOUSANDS)
Wholesale Business:
  Residential........................  $ 3,713,000   $  616,509   $  533,061   $  371,329   $ 118,654
  Commercial.........................    2,156,000      276,238      442,847      224,843      50,075
  Industrial.........................    1,903,000      353,841      138,174      330,428      96,716
  Other Retail Customers.............      385,000       80,429       38,018       61,450      16,911
  Energy Delivery....................   (3,551,000)    (594,089)    (492,278)    (321,721)   (132,054)
                                       -----------   ----------   ----------   ----------   ---------
     Total Retail....................    4,606,000      732,928      659,822      666,329     150,302
  Marketing and
     Trading-Electricity.............    2,214,000      204,878      134,836      279,705      50,056
  Marketing and Trading-Gas..........    3,015,000            0            0            0           0
  Unrealized MTM Income:
     Electric........................      136,000       18,089       13,388            0           0
     Gas.............................     (399,000)           0            0            0           0
  Other..............................    1,397,000      264,486       99,836      259,009      46,271
                                       -----------   ----------   ----------   ----------   ---------
     Total Wholesale Business........   10,969,000    1,220,381      907,882    1,205,043     246,629
                                       -----------   ----------   ----------   ----------   ---------
Energy Delivery Business:
  Transmission.......................      922,000      186,960      107,673      118,812      50,381
  Distribution.......................    2,629,000      407,129      384,605      202,909      81,673
                                       -----------   ----------   ----------   ----------   ---------
     Total Energy Delivery...........    3,551,000      594,089      492,278      321,721     132,054
                                       -----------   ----------   ----------   ----------   ---------
     Total Other Investments.........       16,000            0            0            0           0
                                       -----------   ----------   ----------   ----------   ---------
       Total Revenues................  $14,536,000   $1,814,470   $1,400,160   $1,526,764   $ 378,683
                                       ===========   ==========   ==========   ==========   =========

                                             OPCo         PSO        SWEPCo        TCC         TNC
                                          ----------   ---------   ----------   ----------   --------
                                                                (IN THOUSANDS)
Wholesale Business:
  Residential...........................  $  475,210   $ 315,711   $  313,023   $   49,210   $  8,651
  Commercial............................     244,943     218,718      212,626       32,518      4,098
  Industrial............................     531,085     162,386      214,622       12,395      2,134
  Other Retail Customers................      71,737      38,998       33,104        3,594      1,638
  Energy Delivery.......................    (589,673)   (275,547)    (348,236)    (554,547)   (73,353)
                                          ----------   ---------   ----------   ----------   --------
     Total Retail.......................     733,302     460,266      425,139     (456,830)   (56,832)
  Marketing and Trading-Electricity.....     219,488      17,394      157,159      811,800    283,883
  Marketing and Trading-Gas.............           0           0            0            0          0
  Unrealized MTM Income:
     Electric...........................      25,574           0       (3,686)      (8,490)    (1,473)
     Gas................................           0           0            0            0          0
  Other.................................     545,088      40,440      157,872      789,466    151,809
                                          ----------   ---------   ----------   ----------   --------
     Total Wholesale Business...........   1,523,452     518,100      736,484    1,135,946    377,387
                                          ----------   ---------   ----------   ----------   --------
Energy Delivery Business:
  Transmission..........................     162,660      63,178       92,076       68,003     25,273
  Distribution..........................     427,013     212,369      256,160      486,544     48,080
                                          ----------   ---------   ----------   ----------   --------
     Total Energy Delivery..............     589,673     275,547      348,236      554,547     73,353
                                          ----------   ---------   ----------   ----------   --------
     Total Other Investments............           0           0            0            0          0
                                          ----------   ---------   ----------   ----------   --------
       Total Revenues...................  $2,113,125   $ 793,647   $1,084,720   $1,690,493   $450,740
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

 Transmission Services for Non-Affiliates

     In addition to providing transmission services in connection with their own power sales, AEP's public utility subsidiaries and other System companies also provide transmission services for non-affiliated companies. See Regulation-- Regional Transmission Organizations. AEP's public utility subsidiaries are subject to regulation by the FERC under the FPA in respect of transmission of electric power.

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

PART II
--------------------------------------------------------------------------------


Item 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


     The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2002 Annual Reports.

     As described in Note 28 to the Consolidated Financial Statements, the Company's 2002 and 2001 Consolidated Financial Statements have been revised. The summary financial data incorporated by reference herein gives effect to such revisions.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Results of Operations and Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2002 Annual Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


     The information required by this item is incorporated herein by reference to the material under Management's Discussion and Analysis of Financial Condition, Contingencies and Other Matters in the 2002 Annual Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


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


    3.  EXHIBITS:

       Exhibits for AEP are listed in the Exhibit Index and are      E-1
incorporated herein by reference


 (b) Reports on Forms 8-K:

        NONE


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

Date: May 14, 2003

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

                   SIGNATURE                                       TITLE                          DATE
                   ---------                                       -----                          ----
      (I)    PRINCIPAL EXECUTIVE OFFICER:

              *E. LINN DRAPER, JR.                         Chairman of the Board,           May 14, 2003
                                                                 President,
                                                          Chief Executive Officer
                                                                And Director

      (II)    PRINCIPAL FINANCIAL OFFICER:

               /s/ SUSAN TOMASKY                       Vice President, Secretary and         May 14, 2003
------------------------------------------------          Chief Financial Officer
                (SUSAN TOMASKY)

     (III)    PRINCIPAL ACCOUNTING OFFICER:

            /s/ JOSEPH M. BUONAIUTO                            Controller and                May 14, 2003
------------------------------------------------          Chief Accounting Officer
             (JOSEPH M. BUONAIUTO)

      (IV)    A MAJORITY OF THE DIRECTORS:

                 *E. R. BROOKS
               *DONALD M. CARLTON
               *JOHN P. DESBARRES
                 *ROBERT W. FRI
               *WILLIAM R. HOWELL
             *LESTER A. HUDSON, JR.
               *LEONARD J. KUJAWA
               *RICHARD L. SANDOR
            *THOMAS V. SHOCKLEY, III
                *DONALD G. SMITH
            *LINDA GILLESPIE STUNTZ
              *KATHRYN D. SULLIVAN                                                           May 14, 2003

             *By: /s/ SUSAN TOMASKY
   ------------------------------------------
       (SUSAN TOMASKY, ATTORNEY-IN-FACT)

                                 CERTIFICATIONS

I, E. Linn Draper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K/A of American Electric Power Company, Inc.


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

Dated: May 14, 2003                   By:
                                          /s/ E. LINN DRAPER, JR.
                                          --------------------------------------
                                             E. Linn Draper, Jr.
                                           Chief Executive Officer

                                 CERTIFICATIONS

I, Susan Tomasky, certify that:

     1. I have reviewed this annual report on Form 10-K/A of American Electric Power Company, Inc.


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

Dated: May 14, 2003                   By:
                                          /s/ SUSAN TOMASKY
                                          --------------------------------------
                                               Susan Tomasky
                                          Chief Financial Officer

                                 EXHIBIT INDEX


     Certain of the following exhibits, designated with an asterisk (*), have been previously filed. Items designated with two asterisks (**) are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this report.


EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------



 AEP++
     3(a)          --   Copy of Restated Certificate of Incorporation of AEP, dated
                        October 29, 1997 [Quarterly Report on Form 10-Q of AEP for
                        the quarter ended September 30, 1997, File No. 1-3525,
                        Exhibit 3(a)].
     3(b)          --   Copy of Certificate of Amendment of the Restated Certificate
                        of Incorporation of AEP, dated January 13, 1999 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 3(b)].
     3(c)          --   Composite copy of the Restated Certificate of Incorporation of AEP, as amended [Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1998, File No. 1-3525,
                        Exhibit 3(c)].
     3(d)          --   Copy of By-Laws of AEP, as amended through January 28, 1998
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1997, File No. 1-3525, Exhibit 3(b)].
     4(a)          --   Indenture (for unsecured debt securities), dated as of May
                        1, 2001, between AEP and The Bank of New York, as Trustee
                        [Registration Statement No. 333-86050, Exhibits 4(a), 4(b)
                        and 4(c)].
    *4(b)          --   Third Supplemental Indenture, dated as of June 11, 2002,
                        between AEP and The Bank of New York, as Trustee, for 5.75%
                        Senior Notes, Series C, due August 16, 2007.
    *4(c)          --   Forward Purchase Contract Agreement, dated as of June 11,
                        2002, between AEP and The Bank of New York, as Forward
                        Purchase Contract Agent.
    10(a)          --   Interconnection Agreement, dated July 6, 1951, among APCo,
                        CSPCo, KPCo, OPCo and I&M and with the Service Corporation, as amended [Registration Statement No. 2-52910, Exhibit
                        5(a); Registration Statement No. 2-61009, Exhibit 5(b); and
                        Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   *10(b)          --   Restated and Amended Operating Agreement, dated as of
                        January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
    10(c)          --   Transmission Agreement, dated April 1, 1984, among APCo,
                        CSPCo, I&M, KPCo, OPCo and with the Service Corporation as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525,
                        Exhibit 10(b); and Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1988, File No. 1-3525,
                        Exhibit 10(b)(2)].
   *10(d)          --   Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.
    10(e)          --   Lease Agreements, dated as of December 1, 1989, between
                        AEGCo or I&M and Wilmington Trust Company, as amended
                        [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C),
                        28(c)(2)(C), 28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and
                        28(c)(6)(C); Registration Statement No. 33-32753, Exhibits
                        28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C),
                        28(a)(5)(C) and 28(a)(6)(C); and Annual Report on Form 10-K
                        of AEGCo for the fiscal year ended December 31, 1993, File
                        No. 0-18135, Exhibits 10(c)(1)(B), 10(c)(2)(B), 10(c)(3)(B),
                        10(c)(4)(B), 10(c)(5)(B) and 10(c)(6)(B); Annual Report on
                        Form 10-K of I&M for the fiscal year ended December 31,
                        1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                        10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
    10(f)          --   Lease Agreement dated January 20, 1995 between OPCo and JMG
                        Funding, Limited Partnership, and amendment thereto
                        (confidential treatment requested) [Annual Report on Form
                        10-K of OPCo for the fiscal year ended December 31, 1994,
                        File No. 1-6543, Exhibit 10(l)(2)].

EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
    10(g)          --   Modification No. 1 to the AEP System Interim Allowance
                        Agreement, dated July 28, 1994, among APCo, CSPCo, I&M,
                        KPCo, OPCo and the Service Corporation [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        1996, File No. 1-3525, Exhibit 10(l)].
    10(h)(1)       --   Agreement and Plan of Merger, dated as of December 21, 1997,
                        By and Among American Electric Power Company, Inc., Augusta
                        Acquisition Corporation and Central and South West
                        Corporation [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 1997, File No. 1-3525,
                        Exhibit 10(f)].
    10(h)(2)       --   Amendment No. 1, dated as of December 31, 1999, to the
                        Agreement and Plan of Merger [Current Report on Form 8-K of
                        AEP dated December 15, 1999, File No. 1-3525, Exhibit 10].
   +10(i)(1)       --   AEP Deferred Compensation Agreement for certain executive
                        officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit
                        10(e)].
   +10(i)(2)       --   Amendment to AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for
                        the fiscal year ended December 31, 1986, File No. 1-3525,
                        Exhibit 10(d)(2)].
   +10(j)          --   AEP Accident Coverage Insurance Plan for directors [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1985, File No. 1-3525, Exhibit 10(g)].
   +10(k)(1)       --   AEP Deferred Compensation and Stock Plan for Non-Employee
                        Directors, as amended June 1, 2000 [Annual Report on Form
                        10-K of AEP for the fiscal year ended December 31, 2000,
                        File No. 1-3525, Exhibit 10(i)(1)].
   +10(k)(2)       --   AEP Stock Unit Accumulation Plan for Non-Employee Directors,
                        as amended January 1, 2002[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(i)(2)].
   +10(l)(1)(A)    --   AEP System Excess Benefit Plan, Amended and Restated as of
                        January 1, 2001 [Annual Report on Form 10-K of AEP for the
                        fiscal year ended December 31, 2000, File No. 1-3525,
                        Exhibit 10(j)(1)(A)].
   +10(l)(1)(B)    --   Guaranty by AEP of the Service Corporation Excess Benefits
                        Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit
                        10(h)(1)(B)].
  *+10(l)(1)(C)    --   First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.
   +10(l)(2)       --   AEP System Supplemental Retirement Savings Plan, Amended and
                        Restated as of June 1, 2001 (Non-Qualified) [Registration
                        Statement No. 333-66048, Exhibit 4].
   +10(l)(3)       --   Service Corporation Umbrella Trust for Executives [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
   +10(m)(1)       --   Employment Agreement between E. Linn Draper, Jr. and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo
                        for the fiscal year ended December 31, 1991, File No.
                        0-18135, Exhibit 10(g)(3)].
   +10(m)(2)       --   Memorandum of agreement between Susan Tomasky and the
                        Service Corporation dated January 3, 2001 [Annual Report on
                        Form 10-K of AEP for the fiscal year ended December 31,
                        2000, File No. 1-3525, Exhibit 10(s)].
  *+10(m)(3)(A)    --   Letter Agreement dated June 23, 2000 between AEPSC and Holly
                        K. Koeppel.
  *+10(m)(3)(B)    --   Letter Agreement dated April 19, 2001 between AEPR and Holly
                        K. Koeppel.
  *+10(m)(4)       --   Employment Agreement dated July 29, 1998 between AEPSC and
                        Robert P. Powers.
   +10(n)          --   AEP System Senior Officer Annual Incentive Compensation Plan
                        [Annual Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
   +10(o)(1)       --   AEP System Survivor Benefit Plan, effective January 27, 1998
                        [Quarterly Report on Form 10-Q of AEP for the quarter ended
                        September 30, 1998, File No. 1-3525, Exhibit 10].
  *+10(o)(2)       --   First Amendment to AEP System Survivor Benefit Plan, as
                        amended and restated effective January 31, 2000.
   +10(p)          --   AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 1998, File No. 1-3525, Exhibit 10(o)].
  *+10(q)(1)       --   AEP System Incentive Compensation Deferral Plan dated
                        January 1, 2001.
  *+10(q)(2)       --   First Amendment to AEP System Incentive Compensation
                        Deferral Plan dated December 6, 2002.


EXHIBIT NUMBER                                  DESCRIPTION
---------------                                 -----------
  *+10(r)          --   AEP System Nuclear Performance Long Term Incentive
                        Compensation Plan dated August 1, 1998.
  *+10(s)          --   Nuclear Key Contributor Retention Plan dated May 1, 2000.
   +10(t)          --   AEP Change In Control Agreement [Annual Report on Form 10-K
                        of AEP for the fiscal year ended December 31, 2001, File No.
                        1-3525, Exhibit 10(o)].
   +10(u)          --   AEP System 2000 Long-Term Incentive Plan [Proxy Statement of
                        AEP, March 10, 2000].
   +10(v)(1)       --   Central and South West System Special Executive Retirement
                        Plan as amended and restated effective July 1, 1997 [Annual
                        Report on Form 10-K of CSW for the fiscal year ended
                        December 31, 1998, File No. 1-1443, Exhibit 18].
   +10(v)(2)       --   Certified CSW Board Resolution of April 18, 1991 [Annual
                        Report on Form 10-K of AEP for the fiscal year ended
                        December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
   +10(v)(3)       --   CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                        March 13, 1992].
   +10(v)(4)       --   Central and South West Corporation Executive Deferred
                        Savings Plan as amended and restated effective as of January
                        1, 1997 [Annual Report on Form 10-K of CSW for the fiscal
                        year ended December 31, 1998, File No. 1-1443, Exhibit 24].
    *12            --   Statement re: Computation of Ratios.
    *13            --   Copy of those portions of the AEP 2002 Annual Report (for
                        the fiscal year ended December 31, 2002) which are
                        incorporated by reference in this filing.
    *21            --   List of subsidiaries of AEP.
   **23            --   Consent of Deloitte & Touche LLP.
    *24            --   Power of Attorney.
  **99(a)          --   Certification of Chief Executive Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.
  **99(b)          --   Certification of Chief Financial Officer Pursuant to Section
                        1350 of Chapter 63 of Title 18 of the United States Code.

                                       E-3
