Form 10-Q
period 2004-09-30
AMERICAN ELECTRIC POWER CO INC
filed 2004-11-05
CIK 4904



                                                      UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549
                                                        FORM 10-Q
                                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                         OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For The Quarterly Period Ended SEPTEMBER 30, 2004
                                                            OR
                                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For The Transition Period from       to
                                                                        -----    ----

Commission                  Registrant, State of Incorporation,                                                   I.R.S. Employer
File Number                 Address of Principal Executive Offices, and Telephone Number                          Identification No.
-----------                 ------------------------------------------------------------                          ------------------

1-3525                      AMERICAN ELECTRIC POWER COMPANY, INC. (A New York Corporation)                        13-4922640
0-18135                     AEP GENERATING COMPANY (An Ohio Corporation)                                          31-1033833
0-346                       AEP TEXAS CENTRAL COMPANY (A Texas Corporation)                                       74-0550600
0-340                       AEP TEXAS NORTH COMPANY (A Texas Corporation)                                         75-0646790
1-3457                      APPALACHIAN POWER COMPANY (A Virginia Corporation)                                    54-0124790
1-2680                      COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)                                 31-4154203
1-3570                      INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)                               35-0410455
1-6858                      KENTUCKY POWER COMPANY (A Kentucky Corporation)                                       61-0247775
1-6543                      OHIO POWER COMPANY (An Ohio Corporation)                                              31-4271000
0-343                       PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)                          73-0410895
1-3146                      SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)                          72-0323455

All Registrants             1 Riverside Plaza, Columbus, Ohio  43215-2373
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

                                                                                                   Yes   X          No
                                                                                                       -----           ------

Indicate by check mark whether  American  Electric  Power Company,  Inc. is an accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                   Yes   X          No
                                                                                                       -----           ------

Indicate by check mark whether AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power
Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public
Service Company of Oklahoma and Southwestern Electric Power Company, are accelerated filers (as defined in Rule 12b-2 of the
Exchange Act).

                                                                                                   Yes               No   X
                                                                                                       -----           ------

AEP Generating Company, AEP Texas North Company, Columbus Southern Power Company, Kentucky Power Company and Public Service
Company of Oklahoma meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

                                            Number of Shares
                                             of Common Stock
                                             Outstanding at      Par Value at
                                           October 29, 2004    October 29, 2004
                                           ----------------    ----------------

American Electric Power Company, Inc.         395,704,805            $6.50

AEP Generating Company                              1,000            1,000

AEP Texas Central Company                       2,211,678               25

AEP Texas North Company                         5,488,560               25

Appalachian Power Company                      13,499,500                -

Columbus Southern Power Company                16,410,426                -

Indiana Michigan Power Company                  1,400,000                -

Kentucky Power Company                          1,009,000               50

Ohio Power Company                             27,952,473                -

Public Service Company of Oklahoma              9,013,000               15

Southwestern Electric Power Company             7,536,640               18







                         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                      INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                               September 30, 2004


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

                      Notes to Financial Statements of Registrant Subsidiaries

                      Registrant Subsidiaries' Combined Management's Discussion and Analysis

    Item 4.            Controls and Procedures

Part II.           OTHER INFORMATION
    Item 1.            Legal Proceedings
    Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds
    Item 5.            Other Information
    Item 6.            Exhibits
                                       Exhibits:
                                          Exhibit 10
                                          Exhibit 12
                                          Exhibit 31.1
                                          Exhibit 31.2
                                          Exhibit 32.1
                                          Exhibit 32.2

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



                                          GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

               Term                                Meaning
               ----                                -------
AEGCo                              AEP Generating Company, an electric utility subsidiary of AEP.
AEP                                American Electric Power Company, Inc.
AEP Consolidated                   AEP and its majority owned consolidated subsidiaries and consolidated affiliates.
AEP Credit                         AEP Credit,  Inc., a subsidiary of AEP which factors  accounts  receivable and accrued utility revenues for affiliated domestic electric utility companies.
AEP East companies                 APCo, CSPCo, I&M, KPCo and OPCo.
AEPES                              AEP Energy Services, Inc., a subsidiary of AEP Resources, Inc.
AEP System or the System           The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC                              American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP System Power Pool or           Members are APCo, CSPCo, I&M, KPCo and OPCo. The Pool shares the generation, cost of
AEP Power Pool                              generation and resultant wholesale system sales of the member companies.
AEP West companies                 PSO, SWEPCo, TCC and TNC.
ALJ                                Administrative Law Judge.
APCo                               Appalachian Power Company, an AEP electric utility subsidiary.
Cook Plant                         The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CSPCo                              Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW                                Central and South West  Corporation,  a subsidiary of AEP (Effective January 21, 2003, the legal name of Central and South West Corporation was changed to AEP Utilities, Inc.).
DETM                               Duke Energy Trading and Marketing L.L.C., a risk management counterparty.
DOE                                United States Department of Energy.
ECAR                               East Central Area Reliability Council.
EITF                               The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT                              The Electric Reliability Council of Texas.
FASB                               Financial Accounting Standards Board.
Federal EPA                        United States Environmental Protection Agency.
FERC                               Federal Energy Regulatory Commission.
GAAP                               Generally Accepted Accounting Principles.
I&M                                Indiana Michigan Power Company, an AEP electric utility subsidiary.
IURC                               Indiana Utility Regulatory Commission.
JMG                                JMG Funding LP.
KPCo                               Kentucky Power Company, an AEP electric utility subsidiary.
KPSC                               Kentucky Public Service Commission.
KWH                                Kilowatthour.
LIG                                Louisiana Intrastate Gas, an AEP subsidiary.
ME SWEPCo                          Mutual Energy SWEPCo L.P., a Texas retail electric provider.
Money Pool                         AEP System's Money Pool.
MTM                                Mark-to-Market.
MW                                 Megawatt.
MWH                                Megawatthour.
NOx                                Nitrogen oxide.
OATT                               Open Access Transmission Tariff.
OPCo                               Ohio Power Company, an AEP electric utility subsidiary.
PJM                                Pennsylvania - New Jersey - Maryland regional transmission organization.
PSO                                Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCT                               The Public Utility Commission of Texas.
PUHCA                              Public Utility Holding Company Act.
PURPA                              The Public Utility Regulatory Policies Act of 1978.
Registrant Subsidiaries            AEP subsidiaries who are SEC registrants; AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo,
                                            TCC and TNC.
Risk Management Contracts          Trading and non-trading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant                     A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport, Indiana owned by AEGCo and I&M.
RTO                                Regional Transmission Organization.
SEC                                Securities and Exchange Commission.
SFAS                               Statement of Financial  Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 133                           Statement of Financial  Accounting Standards No. 133,
                                            Accounting for Derivative Instruments and Hedging Activities.
                                            ------------------------------------------------------------
SNF                                Spent Nuclear Fuel.
SPP                                Southwest Power Pool.
STP                                South Texas Project Nuclear  Generating  Plant, owned 25.2% by AEP Texas Central Company, an
                                            AEP electric utility subsidiary.
SWEPCo                            Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC                               AEP Texas Central Company, an AEP electric utility subsidiary.
Tenor                             Maturity of a contract.
Texas Legislation                 Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNC                               AEP Texas North Company, an AEP electric utility subsidiary.
True-up Proceeding                A filing to be made under the Texas Legislation to finalize the amount of stranded costs and other true-up items and the recovery of such amounts.
TVA                                Tennessee Valley Authority.
VaR                                Value at Risk, a method to quantify risk exposure.
Virginia SCC                       Virginia State Corporation Commission.
Zimmer Plant                       William H.  Zimmer  Generating  Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                                            Southern Power Company, an AEP subsidiary.


                           FORWARD-LOOKING INFORMATION

This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its registrant subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

 o  Electric load and customer growth.
 o  Weather conditions, including storms.
 o Available sources and costs of, and transportation for, fuels and the creditworthiness of fuel suppliers and transporters.
 o Availability of generating capacity and the performance of AEP's generating plants.
 o The ability to recover regulatory assets and stranded costs in connection with deregulation.
 o The ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
 o New legislation, litigation and government regulation including requirements for reduced emissions of sulfur, nitrogen, mercury, carbon and other substances.
 o Resolution of pending and future rate cases, negotiations and other regulatory decisions (including rate or other recovery for new investments and environmental compliance).
 o  Oversight and/or investigation of the energy sector or its participants.
 o Resolution of litigation (including pending Clean Air Act enforcement actions and disputes arising from the bankruptcy of Enron Corp.).
 o  AEP's ability to constrain its operation and maintenance costs.
 o The success of disposing of investments that no longer match AEP's business model.
 o AEP's ability to sell assets at acceptable prices and on other acceptable terms.
 o International and country-specific developments affecting foreign investments including the disposition of any foreign investments.
 o The economic climate and growth in AEP's service territory and changes in market demand and demographic patterns.
 o  Inflationary trends.
 o AEP's ability to develop and execute a strategy based on a view regarding prices of electricity, natural gas, and other energy-related commodities.
 o Changes in the creditworthiness and number of participants in the energy trading market.
 o Changes in the financial markets, particularly those affecting the availability of capital and AEP's ability to refinance existing debt at attractive rates.
 o Actions of rating agencies, including changes in the ratings of debt and preferred stock.
 o Volatility and changes in markets for electricity, natural gas, and other energy-related commodities.
 o Changes in utility regulation, including membership and integration in a regional transmission structure.
 o Accounting pronouncements periodically issued by accounting standard-setting bodies.
 o  The performance of AEP's pension and other postretirement benefit plans.
 o  Prices for power that AEP generates and sells at wholesale.
 o Changes in technology and other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes and other catastrophic events.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
    -----------------------------------------------------------------------

EXECUTIVE OVERVIEW
------------------

Utility Operations Segment Results
----------------------------------
While earnings from our Utility Operations were less than our earnings for the same periods for the prior year, we are pleased with the results. Net income from Utility Operations was $359 million for the third quarter 2004 and $845 million for the nine months ended September 30, 2004. We continue to see healthy utility sales increases in most of our regions due to increased usage and growth in our residential and commercial customer base for the first three quarters of 2004. Additionally, improvements in the economy are reflected in our industrial sales. These favorable trends were not sufficient to offset the absence of the Wholesale Capacity auction revenues in 2004, higher planned plant maintenance and distribution system reliability improvement work, and the impact of unfavorable weather in the third quarter due to a mild summer in 2004.

Progress Made on Asset Sales
----------------------------
We are on schedule with our planned divestiture of various unregulated businesses and other assets and are making significant progress towards completion of the disposal of our interests in AEP Texas Central Company (TCC) generating assets. The proceeds from the sales are being used to reduce existing long-term debt and other obligations. We expect the remaining asset sales to be completed no later than mid 2005.

During the first six months of 2004, we completed (a) the sale of our interest in the Pushan Power Plant in China, (b) the sale of Louisiana Intrastate Gas Pipeline Company, and (c) the sale of the mining operations of AEP Coal.

During the third quarter 2004, we completed (a) the sale of two coal fired plants in the U.K. (Fiddler's Ferry and Ferrybridge) along with related coal inventory and a number of related commodity and freight contracts, (b) the sale of our ownership interests in our two independent power producers in Florida and one in Colorado, and (c) the sale of our 50 percent interest in South Coast Power Limited, owner of the Shoreham Power Station in the U.K.

During October 2004, we completed (a) the sale of Jefferson Island Storage & Hub LLC, including salt dome caverns and pipelines, (b) the sale of our ownership interest in our final independent power producer in Colorado, and (c) the sale of the former headquarters building for CSW in Dallas, Texas.

Unregulated assets that are currently being marketed include (a) our 50 percent interest in Bajio, a 600 MW natural gas-fired generation facility located in Mexico and (b) our 20 percent equity interest in Pacific Hydro, an Australian renewable energy company. We will continue our effort to locate buyers for these assets.

During the third quarter, we sold the majority of TCC's generation assets, including eight natural gas plants, one coal-fired plant and one hydro plant. The remaining TCC generation assets to be sold include TCC's share of the Oklaunion Power Station and TCC's share of the South Texas Project (STP) nuclear plant. Agreements have been reached for the sale of TCC's interest in both facilities and we expect the sales to be completed in the first half of 2005. Nevertheless, there could be potential delays in receiving necessary regulatory approvals and clearances, which could delay the closings. The sale of the TCC assets will allow us to determine stranded costs for recovery under the Texas Legislation.

This year's sales of non-strategic, non-regulated international and domestic assets are consistent with our strategy that focuses on our core domestic utility business.

PJM Integration
---------------
We worked closely with regulators in all our states to successfully address issues related to the PJM integration process. As a result of those efforts, we transferred functional control of AEP's eastern transmission grid of nearly 22,300 transmission miles to PJM Interconnection, a regional transmission organization, on October 1, 2004. Our membership in PJM is expected to improve the system reliability throughout the 12-state PJM RTO region.

Environmental
-------------
We have announced plans to invest approximately $3.5 billion in capital from 2004 to 2010, and a total of $5 billion through 2020, to install pollution control equipment that preserves the low cost generation from our coal-fired power plants in the East. Fifty-one percent of our $3.5 billion capital plan relates to Ohio generation facilities, followed by Virginia and West Virginia with 35 percent, Kentucky with 9 percent and Indiana with 5 percent. Our overall relationships with regulators are important to our growth strategy and our goal of producing low-cost electricity with minimal impact on the environment. It is important that we manage the regulatory process to ensure that we receive fair recovery of our costs, including capital costs, as we fulfill our commitment to invest in environmental projects at our generating plants.

Overall Regulatory Matters and Regional Reorganization
------------------------------------------------------
Refocusing on the regulatory compact is essential to our success and will be one of the main drivers of our performance in the future. The regulatory compact is the means through which we make necessary investments to serve our customers and in return are provided, through regulation, the opportunity to recover our costs including a reasonable return on our investments. Our recent regional reorganization along state and jurisdictional lines reinforces our focus on customer service and aligns management with successful financial outcomes.

Texas Regulatory Activity
-------------------------

Stranded Cost Recovery
----------------------

We continue to devote a great deal of time and effort to the issue of stranded cost recovery in Texas. We cannot file our case for stranded cost recovery until TCC's generation assets have been sold unless a waiver is granted. TCC is evaluating and may seek a good-cause exception to the true-up rule to allow us to file our True-up Proceedings before the sale of all of our TCC generation assets is completed. The only asset sales pending are our Oklaunion and STP interests. Both should be completed in the first half of 2005. The principal component of the process is the net stranded generation costs (approximately $1.3 billion). Other net regulatory assets may also be recovered through customer transition charges.

The ultimate recovery of these assets is subject to what is expected to be a contentious stranded cost True-up Proceeding. Although we believe that these assets are recoverable under the Texas restructuring legislation, we anticipate that other parties will contend that material amounts of stranded costs should not be recovered. If these contentions are successful, in whole or in substantial part, that would adversely affect future results of operations, cash flows and financial condition.

TCC Rate Case
-------------

TCC has a base rate filing before the Public Utility Commission of Texas (PUCT) in which we are requesting an adjusted $41 million rate increase. After hearing the case, the ALJ has recommended a reduction in existing rates of somewhere between $33 million and $43 million depending on the final treatment of consolidated tax savings. We have defended vigorously our request in briefs submitted to the PUCT. Hearings were held on the consolidated tax savings remand issue in September 2004. The PUCT is expected to issue a decision in the fourth quarter of 2004.

Ohio Regulatory Activity
------------------------
Our strategy to invest capital in environmental assets has particular significance in Ohio, our largest jurisdiction with 11,130 MW of generation and
1.5 million customers. Fifty one percent of our $3.5 billion environmental capital plan is anticipated to be spent in Ohio. We have filed our proposed rate stabilization plan which includes a 7% increase each year for the generation component of the rate for Ohio Power Company customers and a 3% rate increase each year for Columbus Southern Power Company customers beginning in 2006 and ending in 2008. Our plan also offers the option to remove the current residential 5% generation discount earlier than the statutory elimination at the end of 2005 to reduce the annual percentage increase to residential customers. The plan includes the opportunity annually to request an additional increase averaging 4% per year for both companies if costs exceed the currently anticipated level. Our Ohio Companies' Rate Stabilization Plans also provide for the deferral of environmental construction and in-service carrying costs plus PJM RTO administrative fees in 2004 and 2005 for recovery through a wires charge in 2006 through 2008. The plan is designed to recover the cost increases that are expected to result from environmental improvements to our Ohio generating units and the costs of transmission reliability improvements from joining PJM. A non-affiliated utility received an order which rejected its request for automatic increases and deferrals during the Market Development Period (MDP). The PUCO has indicated in FirstEnergy companies' rate stabilization plans that these plans are specific to a company's requirements and characteristics and the PUCO's order in one case should not be considered precedent for another company's rate stabilization plan. Management is unable to predict how the PUCO will rule regarding our rate stabilization filings. The PUCO is expected to issue an order before the end of the 2004.

Energy Costs
------------
Coal, natural gas and oil prices have increased dramatically during 2004. These increasing costs are the result of increasing worldwide demand, supply uncertainty, and transportation constraints, as well as other factors that are not fundamentally observable. We manage price risk, particularly around coal, through long-term purchase contracts, fuel clauses in several jurisdictions and other fuel procurement activities.

Improving Our Balance Sheet
---------------------------
We are utilizing and will continue to utilize the cash generated by the sale of certain assets to reduce existing long-term debt and other obligations. During the nine months ended September 30, 2004, we reduced total long-term debt by approximately $1.5 billion, or 10%. The result of our use of cash on hand and sales proceeds to reduce debt has decreased our debt to total capitalization ratio from 64.6% at December 31, 2003 to 60.8% at September 30, 2004.

New Technology Plant
--------------------
We intend to build a synthetic-gas-fired plant up to 1,000 MW of capacity in the next five to six years utilizing integrated gasification combined cycle (IGCC) technology. We estimate that this new plant will cost up to $1.6 billion. We have not determined a location for the plant, but it will likely be in one of our eastern states, because of ready access to coal. We will work with state regulators and legislators to establish a framework for recovery of this significant investment in new clean coal technology before site selection. Our significant planned investments in emission control installations at existing coal-fired plants and our commitment to IGCC technology reinforces our belief that coal will be a lower emission energy source of the future and further signals our commitment to investing in clean, environmentally safe technology.

Additional Information
----------------------
For additional information on our strategic outlook, see "Management's Financial Discussion and Analysis of Results of Operations," including "Business Strategy," in our 2003 Annual Report. Also see the remainder of our "Management's Financial Discussion and Analysis of Results of Operations" in this Form 10-Q, along with the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Segments
--------
Our principal operating business segments and their major activities are:
 o  Utility Operations:
     o Domestic generation of electricity for sale to retail and wholesale customers.
     o  Domestic electricity transmission and distribution.

 o  Investments-Gas Operations:*
     o  Gas pipeline and storage services.

 o  Investments-UK Operations:**
     o  International generation of electricity for sale to wholesale customers.
     o  Coal procurement and transportation to our U.K. plants.

 o  Investments-Other:***
     o Bulk commodity barging operations, windfarms, independent power producers and other energy supply related businesses.

   * Operations of Louisiana Intrastate Gas, including Jefferson Island Storage, were classified as discontinued during 2003 and were sold during the second and fourth quarter 2004, respectively.
   ** UK Operations were classified as discontinued during 2003 and were sold during third quarter 2004.
   *** Four independent power producers were sold during the third and fourth quarter 2004.

There are numerous changes occurring in the businesses included in our segments as a result of our continued divestiture of certain non-core operations. Substantially all operations and assets within our Investments - UK Operations segment were sold in July 2004. Within our Investments - Gas Operations segment, we have recently sold LIG Pipeline Company, which included our gas pipeline portion of Louisiana Intrastate Gas, and Jefferson Island Storage & Hub, L.L.C., which included our Louisiana gas storage assets held for sale. The only substantive portion of the Investments - Gas Operations business that remains is our Houston Pipe Line Company L.P. (HPL) operations, which includes the Bammel storage facility and related pipeline assets. We will continue to operate HPL as we evaluate our future plans for this investment.

In addition, there have been numerous divestitures of businesses, assets and investments within our Investments - Other segment over the course of the past nine months including AEP Coal and our interest in the Pushan Power Plant. We also completed the sale of three independent power producers during the third quarter 2004 and closed on the sale of a fourth independent power producer facility early in the fourth quarter 2004. Our investment in South Coast Power Limited, owner of the Shoreham Power Station in the U.K., was also sold in the third quarter 2004. Our goal for the remaining assets in this segment, which includes our unregulated investments in wind farms, and barging and river transportation groups, is to operate them in such a way that they complement our core capabilities in regulated utility operations.

All of the changes in these segments are leading us to review our business model of the future and how we intend to manage our business overall. The decisions we make over the course of the remainder of the year may lead to changes in our reported business segments.

AEP Consolidated Results
------------------------

Our consolidated Net Income for the three and nine month periods ended September 30, 2004 and 2003 was as follows (Earnings and Average Shares Outstanding in millions):



                                                       Third Quarter                           Nine Months Ended September 30,
                                          -------------------------------------------       --------------------------------------
                                                  2004                   2003                    2004                   2003
                                          ------------------     --------------------       ----------------     -----------------
                                          Earnings     EPS       Earnings       EPS         Earnings   EPS       Earnings    EPS
                                          --------     ---       --------       ---         --------   ---       --------    ---
Utility Operations                          $359      $0.90        $409        $1.03          $845    $2.13        $940     $2.46
Investments - Gas Operations                 (28)     (0.07)        (21)       (0.05)          (41)   (0.10)        (64)    (0.17)
Investments - Other                           90       0.23         (45)       (0.11)           91     0.23         (45)    (0.12)
All Other*                                    (9)     (0.02)        (36)       (0.09)          (43)   (0.11)        (54)    (0.14)
                                            -----     ------       -----       ------         -----   ------       -----    ------
Income Before Discontinued Operations
  and Cumulative Effect of Accounting
  Changes                                    412       1.04         307         0.78           852     2.15         777      2.03

Investments - Gas Operations                  (3)         -           2            -            (2)       -           6      0.01
Investments - UK Operations                  120       0.30         (52)       (0.13)           56     0.14         (89)    (0.23)
Investments - Other                            1          -           -            -             6     0.01         (15)    (0.04)
                                            -----     ------       -----       ------         -----   ------       -----    ------
Discontinued Operations                      118       0.30         (50)       (0.13)           60     0.15         (98)    (0.26)

Utility Operations                             -          -           -            -             -        -         236      0.62
Investments - Gas Operations                   -          -           -            -             -        -         (22)    (0.06)
Investments - UK Operations                    -          -           -            -             -        -         (21)    (0.05)
                                            -----     ------       -----       ------         -----   ------       -----    ------
Cumulative Effect of Accounting Changes        -          -           -            -             -        -         193      0.51
                                            -----     ------       -----       ------         -----   ------       -----    ------
Total Net Income                            $530      $1.34        $257        $0.65          $912    $2.30        $872     $2.28
                                            =====     ======       =====       ======         =====   ======       =====    ======
Average Shares Outstanding                              396                      395                    396                   382
                                                        ====                     ====                   ====                  ====
* All Other includes the parent company interest income and expense, as well as other non-allocated costs.


Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Income Before Discontinued Operations and Cumulative Effect of Accounting Changes increased $105 million to $412 million in third quarter 2004 compared to third quarter 2003. Net Income for third quarter 2004 of $530 million or $1.34 per share includes a gain, net of taxes, from discontinued operations of $118 million. Net Income for third quarter 2003 of $257 million or $0.65 per share includes a loss, net of taxes, from discontinued operations of $50 million.

For the third quarter 2004 our Utility Operations Earnings decreased $50 million, or 12%, from the previous year driven primarily by the absence of the Texas wholesale capacity auction true-up revenue in 2004 and milder weather in the summer months of 2004 offset by higher industrial load growth.

Earnings from our UK Operations (which were sold on July 30, 2004) improved $172 million in the third quarter 2004 as compared to the same period in 2003 primarily due to a gain of $127 million, net of tax, on the sale. These operations had impairment losses in 2003. Please refer to our 2003 Annual Report for further discussion.

Earnings from our Gas Operations decreased $12 million from the previous year reflecting a decrease in results from storage-related gas valuation losses, which we expect will reverse in future periods.

Earnings from our Investments - Other segment increased $136 million. This segment benefited from the sale of three of our IPP investments and the sale of our 50 percent interest in South Coast Power Limited, owner of the Shoreham Power Station in the U.K. in 2004 compared to the same period in 2003, which included impairments on the IPPs. We recorded $95 million in gains from the sale of these investments during the third quarter 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Income Before Discontinued Operations and Cumulative Effect of Accounting Changes increased $75 million to $852 million in 2004 compared to 2003. Net Income for 2004 of $912 million or $2.30 per share includes a gain, net of taxes, from discontinued operations of $60 million. Net Income for 2003 of $872 million or $2.28 per share includes a loss, net of taxes, from discontinued operations of $98 million and a benefit from a net $193 million of cumulative effect of changes in accounting related to asset retirement obligations and accounting for risk management contracts.

For the nine months ended September 30, 2004, Utility Operations Income Before Discontinued Operations and Cumulative Effect of Accounting Changes decreased $95 million or 10% from the previous year primarily due to the absence of the Texas wholesale capacity auction true-up revenue in 2004.

Reduced losses at our UK Operations, included in discontinued operations, were responsible for $166 million (including cumulative effect of accounting changes) of the increase in Net Income in 2004. In July 2004, we completed the sale of substantially all operations and assets within our Investments - UK Operations segment resulting in a gain of $127 million, net of tax, on the sale. These operations had impairment losses in 2003. Please refer to our 2003 Annual Report for further discussion.

Our Investments - Gas Operations segment posted a lower loss in 2004 due to improved pipeline operations and lower operating expenses.

Our results of operations by operating segment are discussed below.

Utility Operations
------------------

                                                           Third Quarter                 Nine Months Ended September 30,
                                                     ----------------------              -------------------------------
                                                     2004              2003                2004                   2003
                                                     ----              ----                ----                   ----
                                                                             (in millions)
Revenues                                             $2,946            $3,112              $8,095                $8,483
Fuel and Purchased Power                              1,054             1,121               2,635                 2,967
                                                     -------           -------             -------               -------
Gross Margin                                          1,892             1,991               5,460                 5,516
Depreciation and Amortization                           322               317                 940                   927
Other Operating Expenses                                895               899               2,806                 2,659
                                                     -------           -------             -------               -------
Operating Income                                        675               775               1,714                 1,930
Other Income (Expense), Net                               7                15                  32                    18
Interest Charges and Preferred
   Stock Dividend Requirements                          151               168                 471                   499
Income Tax Expense                                      172               213                 430                   509
                                                     -------           -------             -------               -------
Income Before Discontinued
   Operations and Cumulative Effect of
   Accounting Changes                                  $359              $409                $845                  $940
                                                     =======           =======             =======               =======


                                                 Summary of Selected Sales Data
                                                     For Utility Operations

                                               Third Quarter                  Nine Months Ended September 30,
                                          ------------------------            -------------------------------
                                          2004                2003               2004                 2003
                                          ----                ----               ----                  ----
Energy Summary                                                    (in millions of KWH)
Retail:
    Residential                          12,002              12,578             35,169               34,658
    Commercial                           10,070              10,267             28,240               27,834
    Industrial                           13,052              12,309             38,227               36,764
    Miscellaneous                           857                 827              2,406                2,251
                                         -------             -------           --------             --------
  Subtotal                               35,981              35,981            104,042              101,507
  Texas Retail and Other                    316                 725                802                2,264
                                         -------             -------           --------             --------
             Total                       36,297              36,706            104,844              103,771
                                         =======             =======           ========             ========

  Wholesale:                             23,613              19,669             62,838               56,385
                                         =======             =======           ========             ========



                                                    Summary of Selected Data
                                                     For Utility Operations


                                               Third Quarter                   Nine Months Ended September 30,
                                          ------------------------             -------------------------------
                                          2004                2003                 2004            2003
                                          ----                ----                 ----            ----
Weather Summary                                                   (in degree days)
Eastern Region
--------------
Actual - Heating                            1                   12                 2,032           2,181
Normal - Heating*                           7                                      1,993           1,979

Actual - Cooling                          553                  592                   869             750
Normal - Cooling*                         679                                        960             962

Western Region (PSO/SWEPCo)
---------------------------
Actual - Heating                            0                    0                   913           1,074
Normal - Heating*                           2                                      1,013           1,006

Actual - Cooling                        1,178                1,390                 1,867           2,034
Normal - Cooling*                       1,398                                      2,058           2,050

 *Normal Heating/Cooling represents the 30-year average of degree days.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

            Reconciliation of Third Quarter 2003 to Third Quarter 2004
Income Before Discontinued Operations and Cumulative Effect of Accounting Changes
                                  (in millions)

 Third Quarter 2003                                                 $409

 Changes in Gross Margin:
 ------------------------
 Retail Margins                                       (2)
 Texas Supply                                        (10)
 Wholesale Capacity Auction Revenues                 (61)
 Off-System Sales                                    (26)
                                                     ----
                                                                     (99)
 Changes in Operating And Other Expenses:
 ----------------------------------------
 Operations and Maintenance                           (3)
 Depreciation and Amortization                        (5)
 Taxes, Other                                          7
 Other Income (Expense), Net                          (8)
 Interest Charges                                     17
                                                     ----
                                                                       8

 Income Tax Expense                                                   41
                                                                    -----

 Third Quarter 2004                                                 $359
                                                                    =====

Income from Utility Operations decreased $50 million to $359 million in 2004. The key driver of the decrease was a $99 million decrease in gross margin partially offset by an $8 million net decrease in operating and other expenses, and a $41 million decrease in income taxes.

The major components of our change in gross margin, defined as utility revenues net of related fuel and purchased power, were as follows:

 o Overall retail margins in our utility business were slightly below last year. Residential demand decreased from the prior year as a result of lower usage by customers due to mild weather in the summer months of 2004 across most of the service territory. Cooling degree days were down in both the East and the West as compared to the prior year. Partially offsetting the mild weather were favorable results from residential and commercial customer growth and increased demand in industrial classes from the continuing economic recovery in our regions.
 o Our Texas supply business had a $10 million decrease in gross margin as a result of increased purchased power costs due to the divestiture of assets, and pursuant to our energy supply commitments we made to our wholesale customers, at the end of the second quarter of 2004.
 o Beginning in 2004, the wholesale capacity auction true-up ceased per rules of the PUCT. Related revenues are no longer recognized, resulting in $61 million of lower regulatory deferrals in 2004. For the years 2003 and 2002, we recognized revenues for the wholesale capacity auction true-up for TCC as a regulatory asset for the difference between the actual market prices based upon the state-mandated auction of 15% of generation capacity and the earlier estimate of market price used in the PUCT's excess cost over market model.
 o Margins from off-system sales for 2004 were $26 million lower than 2003 primarily due to lower optimization activity.

Utility Operating and Other Expenses changed between years as follows:

 o Interest expense decreased $17 million due to the refinancing of higher coupon debt and the retirement of debt.
 o Income Tax expense decreased $41 million largely due to the decrease in pre-tax income and other tax return adjustments.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------


Reconciliation of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2004
       Income Before Discontinued Operations & Cumulative Effect of Accounting Changes
                                        (in millions)

 Nine Months Ended September 30, 2003                                            $940

 Changes in Gross Margin:
 ------------------------
 Retail Margins                                                   119
 Texas Supply                                                     (52)
 Wholesale Capacity Auction Revenues                             (169)
 Off-System Sales                                                  34
 Other                                                             12
                                                                 -----
                                                                                  (56)
 Changes in Operating And Other Expenses:
 ----------------------------------------
 Operations and Maintenance                                      (138)
 Depreciation and Amortization                                    (13)
 Taxes, Other                                                      (9)
 Other Income (Expense), Net                                       14
 Interest Charges                                                  28
                                                                 -----
                                                                                 (118)

 Income Tax Expense                                                                79
                                                                                 -----

 Nine Months Ended September 30, 2004                                            $845
                                                                                 =====

Income from Utility Operations, before a $236 million cumulative effect of accounting changes in 2003, decreased $95 million in 2004 to $845 million. Key drivers of the change include $118 million increase in operating and other expenses, a $56 million decrease in gross margin and a $79 million decrease in income taxes.

The major components of our change in gross margin, defined as utility revenues net of related fuel and purchased power, were as follows:

 o Overall retail margins (excluding fuel recovery) in our utility business increased $60 million. Demand in the East and the West increased over the prior year as a consequence of higher usage in most classes and customer growth in the residential and commercial classes. Commercial and industrial demand also increased resulting from the economic recovery in our regions. Milder weather during the summer months of 2004 partially offset these favorable results.
 o Fuel recovery in our non-Texas utility operations was a net $59 million favorable in comparison to last year due to higher fuel costs in the prior year resulting primarily from the conclusion of the amortization of deferred Cook plant outage costs and a fish intrusion outage causing us to purchase higher priced non-nuclear replacement power in 2003.
 o Our Texas supply business had a $52 million decrease in gross margin principally due to the divestiture of TCC generation assets to comply with Texas stranded cost recovery regulations. This resulted in higher purchased power costs to fulfill contractual commitments.
 o Beginning in 2004, the wholesale capacity auction true-up ceased per rules of the PUCT. Related revenues are no longer recognized, resulting in $169 million of lower regulatory deferrals in 2004. For the years 2003 and 2002, we recognized the revenues for the wholesale capacity auction true-up for TCC as a regulatory asset for the difference between the actual market prices based upon the state-mandated auction of 15% of generation capacity and the earlier estimate of market price used in the PUCT's excess cost over market model.
 o Margins from off-system sales for 2004 were $34 million better than in 2003 due to favorable optimization activity, somewhat offset by lower volumes.

Utility Operating and Other Expenses changed between years as follows:

 o Maintenance and Other Operation expense increased $138 million due to a $67 million increase in generation expenses primarily due to the timing of planned plant outages in 2004 as compared to 2003, and increases in related chemical expenses. Additionally, distribution maintenance expense increased $39 million from system reliability work. Other increases of $22 million include employee benefits, insurance, and other administrative and general expenses, magnified by favorable adjustments in 2003. These increases were offset, in part, by $30 million due to the conclusion of the amortization of our deferred Cook nuclear plant restart settlement expenses. Expenses of $40 million, comprised of various miscellaneous items, make up the remainder of the increase.
 o Depreciation and amortization expense increased $13 million primarily due to a higher depreciable asset base, including the addition of capitalized software costs, increased amortization of regulatory assets, and the consolidation of JMG at Ohio Power (which had no impact on net income). These increases more than offset the decrease in expense at AEP Texas Central, which is due primarily to the cessation of depreciation on plants classified as held for sale.
 o Taxes other than income taxes increased $9 million due to increased property tax values and assessments.
 o Interest expense decreased $28 million from the prior period due to the refinancings of higher coupon debt.
 o Income Tax expense decreased $79 million due to the decrease in pre-tax income and other prior year tax return adjustments.

Investments - Gas Operations
----------------------------

                                                                      Third Quarter             Nine Months Ended September 30,
                                                                   -------------------          -------------------------------
                                                                   2004           2003              2004               2003
                                                                   ----           ----              ----               ----
                                                                                       (in millions)
Revenues                                                           $746           $773             $2,214            $2,396
Purchased Gas                                                       739            747              2,124             2,321
                                                                   -----          -----            -------           -------
Gross Margin                                                          7             26                 90                75
Maintenance and Other Operation                                      34             40                 94               114
Other Operating Expenses                                              3              -                  9                11
                                                                   -----          -----            -------           -------
Operating Loss                                                      (30)           (14)               (13)              (50)
Other Income (Expense), Net                                           -             (3)                (9)               (8)
Interest Expense                                                     14             15                 39                41
Income Tax Benefit                                                   16             11                 20                35
                                                                   -----          -----            -------           -------
Net Loss Before Discontinued Operations and Cumulative
 Effect of Accounting Changes                                      $(28)          $(21)              $(41)             $(64)
                                                                   =====          =====            =======           =======

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Our $28 million loss from Gas Operations before discontinued operations and cumulative effect of accounting changes compares with a $21 million loss recorded in the third quarter of 2003. Gross margins decreased $19 million year-over-year primarily due to valuation changes on price risk management of fully-hedged physical gas inventories. As gas was injected into storage during the spring and summer, we hedged the price risk by selling corresponding quantities in the winter months. As compared to the prior year, we recognized storage related valuation losses of approximately $23 million on these fully-hedged positions, which will reverse as margins are recognized when gas is withdrawn and delivered in future periods. Operating expenses increased by $3 million. Income tax benefits increased by $5 million due to the decrease in pre-tax income.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Our $41 million loss from Gas Operations before discontinued operations and cumulative effect of accounting changes compares with a $64 million loss recorded in the year-to-date September 2003 period. Gross margins improved $15 million year-to-date September 30, 2004 to $90 million. As compared to the prior year, current year margins have been reduced by $25 million due primarily to valuation changes on fully-hedged inventory positions, which will reverse as margins are recognized when gas is withdrawn and delivered in future periods. Without this impact, margins would have been approximately $40 million higher in the first nine months 2004 than the first nine months of 2003. This was driven by $20 million of significant losses in 2003 from servicing a single contract, improved earnings from the pipeline operations, and the avoidance of prior year margin losses from the eliminated trading activities. In addition, operating expenses decreased $22 million between periods as a result of gas trading activities which have been eliminated and lower depreciation resulting from 2003 asset impairments. Income tax benefits decreased by $15 million primarily due to the improvement in pre-tax income.

Investments - UK Operations
---------------------------

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Net income from our Investments - UK Operations segment (all classified as Discontinued Operations) increased to $120 million in income, which includes a gain on sale of $127 million in 2004, compared with a loss of $52 million in 2003. During late 2003, we concluded that the UK Operations were not part of our core business and we began actively marketing our investment. In July 2004, we completed the sale of substantially all operations and assets within our Investments - UK Operations segment. Included in the sale are the generating assets, commodity contracts, including electricity sales contracts, coal purchase and sale contracts and freight contracts with a number of different market counterparties for varying contract periods. The remaining assets and liabilities include certain coal, power and capacity positions and financial coal and freight swaps. The majority of these positions will either mature or be settled with the applicable counterparties during the fourth quarter 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Income from our Investments - UK Operations segment (all classified as Discontinued Operations) increased to $56 million in income, which includes a gain on sale of $127 million in 2004, compared with a loss of $89 million in 2003, before the cumulative effect of accounting change. During late 2003, we concluded that the UK Operations were not part of our core business and we began actively marketing our investment. In July 2004, we completed the sale of substantially all operations and assets within our Investments - UK Operations segment.

Investments - Other
-------------------

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Income before discontinued operations and cumulative effect of accounting changes from our Investments - Other segment increased by $135 million in 2004, primarily due to an after-tax gain of approximately $64 million resulting from the sale in July 2004 of our ownership interests in our two independent power producers (IPPs) in Florida (Mulberry and Orange), and one in Colorado (Brush
II), and an after-tax gain of approximately $31 million resulting from the sale of our 50 percent interest in South Coast Power Limited, owner of the Shoreham Power Station in the UK. In addition, results in the current quarter did not include a $45 million after-tax impairment in the third quarter of 2003, related to our investment in the IPPs.

The above increases were primarily offset by a $2 million decrease in results at our MEMCO operations due primarily to operational items and a $3 million decrease at our IPPs and windfarms, resulting primarily from the sale of three of our IPPs in the third quarter 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------
Income before discontinued operations and cumulative effect of accounting changes from our Investments - Other segment increased from a loss of $45 million to $91 million of income in 2004.

The key components of the increase in income were as follows:

 o We recorded an after-tax gain of approximately $64 million resulting from the sale in July 2004 of our ownership interests in our two independent power producers in Florida (Mulberry and Orange),
 o We recorded an after-tax gain of approximately $31 million resulting from the sale of our 50% interest in South Coast Power Limited, owner of the Shoreham Power Station in the U.K.,
 o Our results in 2004 did not include a $45 million after-tax impairment in the third quarter of 2003, related to our investment in the Colorado IPPs.
 o Our results at our MEMCO operations increased $2 million in 2004 due to a stronger freight market in the nine month period in 2004 as compared to 2003.
 o Our AEP Texas Provider of Last Resort (POLR) entity recorded a $6 million provision for uncollectible receivables in the first six months of 2003 that did not recur in 2004,
 o Our AEP Resources entity decreased its loss by $17 million in 2004 versus 2003, primarily due to lower interest expense resulting from equity capital infusions in mid and late 2003 that were used to reduce debt and other corporate borrowings, and
 o Our AEP Pro Serv entity reduced losses from $4 million to break even, primarily due to operations winding down in 2004.

Offsetting these increases was the absence during 2004 of a $31 million nonrecurring gain recorded in the first quarter of 2003 primarily related to a gain from the sale of Mutual Energy and a $2 million decrease in results at our IPPs and windfarms resulting primarily from the sale of three of our IPPs in the third quarter 2004.

In discontinued operations, the Eastex Cogeneration facility near Longview, Texas was sold in the third quarter 2003 and Pushan Power Plant was sold in March 2004.

All Other
---------

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Our parent company's third quarter 2004 expenses decreased $27 million from the level in the third quarter of 2003 due to a $23 million net decrease in expenses primarily resulting from lower general advertisement expenses in 2004 and a non-recurring, unfavorable receivable write-off in the prior period. Interest expense was $6 million lower in the current period due to lower fixed rate financing and buy back of parent bonds, and parent guarantee fee income from subsidiaries was lower by $2 million compared to the prior period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Our parent company's year-to-date 2004 expenses decreased $11 million from the level in the year-to-date period of 2003 due to a $28 million net decrease in expenses primarily resulting from lower insurance premiums and lower general advertisement expenses in 2004 and a non-recurring, unfavorable receivable write-off in the prior period. Interest income was $12 million lower in the current period due to lower money pool and cash balances along with higher interest rates on invested funds in 2003. Additionally, parent guarantee fee income from subsidiaries was lower by $5 million compared to the prior period due to the reduction of trading activities.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 33.0% and 35.8% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, energy production credits, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments.

The effective tax rates for the first nine months of 2004 and 2003 were 34.1% and 35.4% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, energy production credits, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

FINANCIAL CONDITION
-------------------

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

Capitalization
--------------

                                                                   September 30,     December 31,
                                                                       2004              2003
                                                                       ----              ----
Common Equity                                                          38.9%             35.1%
Preferred Stock                                                         0.3               0.3
Preferred Stock (Subject to Mandatory Redemption)                       0.3               0.3
Long-term Debt, including amounts due within one year                  59.5              62.8
Short-term Debt                                                         1.0               1.5
                                                                      ------            ------

Total Capitalization                                                  100.0%            100.0%
                                                                      ======            ======

Our $2.3 billion in cash flows from operations, combined with our reduction in cash expenditures for investments in discontinued operations, the proceeds from asset sales, a reduction in the dividend beginning in the second quarter of 2003 and the use of a portion of our cash on hand, allowed us to reduce long-term debt by $1.5 billion and short-term debt by $112 million.

Our common equity increased due to the issuance of $13 million of new common equity (related to our incentive compensation plans) and the fact that our earnings exceeded our dividends for the nine months ended September 30, 2004.

As a consequence of the capital changes during the nine months, we improved our ratio of debt to total capital from 64.6% to 60.8% (preferred stock subject to mandatory redemption is included in debt component of ratio).

Liquidity
---------

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to preserving an adequate liquidity position.

Credit Facilities
-----------------

We manage our liquidity by maintaining adequate external financing commitments. We had an available liquidity position, at September 30, 2004, of approximately $4 billion as illustrated in the table below.

                                          Amount                Maturity
                                          ------                --------
                                       (in millions)
Commercial Paper Backup:
  Lines of Credit                         $1,000                May 2005
  Lines of Credit                            750                May 2006
  Lines of Credit                          1,000                May 2007
Letter of Credit Facility                    200                September 2006
                                          -------
Total                                      2,950
Cash and Cash Equivalents                  1,282
                                          -------
Total Liquidity Sources                    4,232
Less: AEP Commercial Paper
           Outstanding                       180(a)
         Letters of Credit
           Outstanding                        36
                                          -------

Net Available Liquidity at
  September 30, 2004                      $4,016
                                          =======
 (a) Amount does not include JMG Funding LP commercial paper outstanding in the amount of $20 million. This commercial paper is specifically associated with the Gavin scrubber lease and does not reduce available liquidity to AEP. The JMG Funding LP commercial paper is supported by a separate letter of credit facility not included above.

Debt Covenants and Borrowing Limitations
----------------------------------------

Our revolving credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating our outstanding debt and other capital is contractually defined. At September 30, 2004, we were in compliance with the covenants contained in these credit agreements and contractual debt to total capitalization was 56.2%. Non-performance of these covenants could result in an event of default under these credit agreements. In addition, the acceleration of our payment obligations, or certain obligations of our subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million would cause an event of default under these credit agreements and permit the lenders to declare the amounts outstanding to be payable.

Our revolving credit facilities generally prohibit new borrowings if we experience a material adverse change in our business or operations. We may, however, make new borrowings under these facilities if we experience a material adverse change so long as the proceeds of such borrowings are used to repay outstanding commercial paper.

Under an SEC order, we and our utility subsidiaries cannot incur additional indebtedness if the issuer's common equity would constitute less than 30% (25% for TCC) of its capital. In addition, this order restricts us and our utility subsidiaries from issuing long-term debt unless that debt will be rated investment grade by at least one nationally recognized statistical rating organization. At September 30, 2004, we were in compliance with this order.

Money pool and external borrowings may not exceed SEC or state commission authorized limits. At September 30, 2004, we had not exceeded the SEC or state commission authorized limits.

Credit Ratings
--------------

We continue to take steps to improve our credit quality, including executing plans during 2004 to further reduce our outstanding debt through the use of proceeds from our planned dispositions and other available cash on hand.

AEP's ratings have not been adjusted by any rating agency during 2004. On August 2, 2004, Moody's Investors Service (Moody's) changed their outlook on AEP to "positive" from "stable," while keeping the remaining rated subsidiaries on "stable" outlook. The other major rating agencies currently have AEP and our rated subsidiaries on "stable" outlook.

Our current ratings by the major agencies are as follows:

                                     Moody's           S&P            Fitch
                                     -------           ---            -----

AEP Short-term Debt                  P-3               A-2            F-2
AEP Senior Unsecured Debt            Baa3              BBB            BBB

If AEP or any of its rated subsidiaries receive an upgrade from any of the rating agencies listed above, our borrowing costs could decrease. If we receive a downgrade in our credit ratings by one of the nationally recognized rating agencies listed above, our borrowing costs could increase and access to borrowed funds could be negatively affected.

Common Stock Dividends
----------------------

After the completion of our planned divestitures and after the results of our Ohio and Texas rate proceedings are known, we hope to be able to recommend to the Board of Directors a modest increase in our common stock dividend from its current quarterly level of 35 cents per share.

Cash Flow
---------

Our cash flows are a major factor in managing and maintaining our liquidity strength.


                                                                             Nine Months Ended September 30,
                                                                                 2004             2003
                                                                                 ----             ----
                                                                                     (in millions)
    Cash and Cash Equivalents at Beginning of Period                              $976           $1,084
                                                                                -------          -------
    Net Cash Flows From Operating Activities                                     2,265            1,756
    Net Cash Flows From (Used For) Investing Activities                            130           (1,540)
    Net Cash Flows From (Used For) Financing Activities                         (2,089)             320
                                                                                -------          -------
    Net Increase in Cash and Cash Equivalents                                      306              536
                                                                                -------          -------
    Cash and Cash Equivalents at End of Period                                  $1,282           $1,620
                                                                                =======          =======


Cash from operations, combined with a bank-sponsored receivables purchase agreement and short-term borrowings, provide necessary working capital and help us meet other short-term cash needs.

We use our corporate borrowing program to meet the short-term borrowing needs of our subsidiaries. The corporate borrowing program includes a utility money pool, which funds the utility subsidiaries, and a non-utility money pool, which funds the majority of the non-utility subsidiaries. In addition, we also fund, as direct borrowers, the short-term debt requirements of our other subsidiaries that are not participants in the non-utility money pool. As of September 30, 2004, we had credit facilities totaling $2.75 billion to support our commercial paper program. At September 30, 2004, we had $214 million outstanding in short-term borrowings of which $180 million was commercial paper supported by the revolving credit facilities. In addition, JMG had commercial paper outstanding in the amount of $20 million. This commercial paper is specifically associated with the Gavin scrubber lease and is not supported by our credit facilities. The maximum amount of commercial paper outstanding during the quarter ended September 30, 2004 was $529 million. The weighted-average interest rate for our commercial paper during the third quarter 2004 was 2.05%.

We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding alternatives are arranged. Sources of long-term funding include issuance of common stock, preferred stock or long-term debt and sale-leaseback or leasing agreements.

Operating Activities
--------------------                                                       Nine Months Ended September 30,
                                                                              2004                 2003
                                                                              ----                 ----
                                                                                   (in millions)
    Net Income                                                                 $912                $872
    Discontinued Operations                                                     (60)                 98
                                                                             -------             -------
    Income from Continuing Operations                                           852                 970
    Noncash Items Included in Earnings                                        1,223               1,033
    Changes in Assets and Liabilities                                           190                (247)
                                                                             -------             -------
    Net Cash Flows From Operating Activities                                 $2,265              $1,756
                                                                             =======             =======

2004 Operating Cash Flow
------------------------

Our cash flows from operating activities were $2.3 billion for the first nine months of 2004. We produced income from continuing operations of $852 million during the period. Income from continuing operations for the period included noncash expense items of $1.1 billion for depreciation, amortization and deferred taxes. In addition, there is a current period favorable impact for a net $89 million balance sheet change for risk management contracts that are marked-to-market. These contracts have an unrealized earnings impact as market prices move, and a cash impact upon settlement or upon disbursement or receipt of premiums. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in these asset and liability accounts relates to a number of items; the most significant are an increase in the balance of fuel, materials and supplies of $83 million and an increase in the balance of accrued taxes of $388 million.

2003 Operating Cash Flow
------------------------

Our cash flows from operating activities were $1.8 billion for the first nine months of 2003. We produced income from continuing operations of $970 million during the period. Income from continuing operations for the period included noncash items of $1.2 billion for depreciation, amortization, and deferred taxes, offset by $193 million related to the cumulative effect of accounting changes. There was a current period unfavorable impact for a net $124 million balance sheet change for risk management contracts that were marked-to-market. These contracts have an unrealized earnings impact as market prices move, and a cash impact upon settlement or upon disbursement or receipt of premiums. Other activity in the asset and liability accounts related to the wholesale capacity auction true-up asset (ECOM) of $169 million, an increase in customer deposits and risk management collateral of $102 million and changes in accounts receivable and accounts payable of $267 million.

Investing Activities
--------------------


                                                                                       Nine Months Ended September 30,
                                                                                           2004              2003
                                                                                           ----              ----
                                                                                               (in millions)
    Construction Expenditures                                                             $(1,034)           $(936)
    Change in Other Cash Deposits, Net                                                         27               36
    Investment in Discontinued Operations, net                                                (59)            (686)
    Proceeds from Sales of Assets                                                           1,202               49
    Other                                                                                      (6)              (3)
                                                                                          --------         --------
    Net Cash Flows From (Used for) Investing Activities                                      $130          $(1,540)
                                                                                          ========         ========


Our cash flows used for investing activities decreased $1.7 billion from the same period in the prior year primarily due to proceeds from the sales of assets in 2004 and investments made in our U.K. operations during 2003 that did not recur during 2004.

Financing Activities
--------------------
                                                                                       Nine Months Ended September 30,
                                                                                            2004             2003
                                                                                            ----             ----
                                                                                               (in millions)
    Issuances of Common Stock                                                                 $13           $1,142
    Issuances/Retirements of Debt, net                                                     (1,683)            (116)
    Retirement of Preferred Stock                                                              (4)              (2)
    Retirement of Minority Interest                                                             -             (225)
    Dividends                                                                                (415)            (479)
                                                                                          --------          -------
    Net Cash Flows From (Used for) Financing Activities                                   $(2,089)            $320
                                                                                          ========          =======

Our cash flow from financing activities in 2004 decreased $2.4 billion from the $320 million net cash inflow recorded in 2003. During the first quarter of 2003, we issued common stock for $1.1 billion and subsequent to the first quarter of 2003, we reduced our dividend. This compares to only $13 million of cash proceeds from the issuance of common stock under our incentive compensation plans in the first nine months of 2004.


During the first nine months of 2004, we used approximately $1.9 billion of cash to retire long-term debt. We also issued approximately $425 million of long-term debt ($416 million net of issuance costs) including $222 million of pollution control bonds (installment purchase contracts). These activities were supported by the generation of $2.3 billion in cash flow from operations. See Note 10 "Financing Activities" for further information regarding issuances and retirements of debt instruments during the first nine months of 2004.

Off-balance Sheet Arrangements
------------------------------

We enter into off-balance sheet arrangements for various business reasons including accelerating cash collections, reducing operational expenses and spreading risk of loss to third parties. Our current policy restricts the use of off-balance sheet financing entities or structures, except for traditional operating lease arrangements and sales of customer accounts receivable that we enter in the normal course of business. Our off-balance sheet arrangements have not changed significantly from year-end. For complete information on each of these off-balance sheet arrangements see the "Minority Interest and Off-balance Sheet Arrangements" in "Management's Financial Discussion and Analysis of Results of Operations" section of the 2003 Annual Report.

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

At September 30, 2004, Juniper's acquisition costs for the Facility totaled $520 million, and we estimate total costs for the completed Facility to be approximately $525 million, funded through long-term debt financing of $494 million and equity of $31 million from investors with no relationship to AEP or any of AEP's subsidiaries. For the initial 5-year lease term, the base lease rental is equal to the interest on Juniper's debt financing at a variable rate indexed to three-month LIBOR (1.975% on September 30, 2004) plus 100 basis points, plus a fixed return on Juniper's equity investment in the Facility and certain other fixed amounts. Consequently, as LIBOR increases, the base rental payments under the Juniper Lease will also increase.

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

On March 26, 2004, OPCo requested that TEM provide assurances of performance of its future obligations under the PPA, but TEM refused to do so. As indicated above, OPCo also gave notice to TEM and declared April 2, 2004 as the "Commercial Operations Date." Despite OPCo's prior tenders of replacement electric power products to TEM beginning May 1, 2003 and despite OPCo's tender of electric power products from the Facility to TEM beginning April 2, 2004, TEM refused to accept and pay for them under the terms of the PPA. On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under the PPA, (ii) would be seeking a declaration from the New York federal court that the PPA has been terminated and (iii) would be pursuing against TEM, and Tractebel SA under the guaranty, damages and the full termination payment value of the PPA.

SIGNIFICANT MATTERS
-------------------

Progress Made on Announced Divestitures
---------------------------------------

We are continuing with our announced plan to divest significant components of our non-regulated assets, including certain domestic and international unregulated generation, part of our gas pipeline and storage business, a coal business and certain IPPs. In addition to the following discussion, see Note 7 of our Notes to Consolidated Financial Statements within this Form 10-Q.

Pushan Power Plant
------------------
In December 2003, we signed an agreement to sell our interest in the Pushan Power Plant in Nanyang, China to our minority interest partner. The sale was completed in March 2004 and the effect of the sale on our first quarter results of operations was not significant.

Texas Generation
----------------
We made progress on our planned divestiture of certain Texas generation assets by (1) announcing in June 2004 and September 2004 that we had signed agreements to sell TCC's 7.81% share of the Oklaunion Power Station to two unaffiliated co-owners of the plant for approximately $43 million, subject to closing adjustments, (2) announcing in September 2004 that we had signed agreements to sell TCC's 25.2% share of the STP nuclear plant to two unaffiliated co-owners of the plant for approximately $333 million, subject to closing adjustments, and
(3) in July 2004 closing on the sale of TCC's remaining generation assets, including eight natural gas plants, one coal-fired plant and one hydro-electric plant for approximately $425 million, net of adjustments. We expect the sales of Oklaunion and STP to be completed by in the first half of 2005. Nevertheless, there could be potential delays in receiving necessary regulatory approvals and clearances and there could be delays in resolving litigation with a third party affecting Oklaunion which could delay the closings. We will file with the PUCT to recover net stranded costs associated with the sales pursuant to Texas restructuring legislation. Stranded costs will be calculated on the basis of all generation assets, not individual plants.

AEP Coal
--------
As a result of our decision to exit our non-core businesses, we retained an advisor in 2003 to facilitate the sale of AEP Coal. In March 2004, we reached an agreement to sell assets, exclusive of certain reserves and related liabilities, of the mining operations of AEP Coal. The sale closed in April 2004 and the effect of the sale on second quarter 2004 results of operations was not significant.

Gas Operations
--------------
In February 2004, we signed an agreement to sell LIG Pipeline Company, which contained the pipeline and processing assets of Louisiana Intrastate Gas (LIG). The sale was completed in early April 2004 and the impact on results of operations in the second quarter of 2004 was not significant. In October 2004, we completed the sale of Jefferson Island Storage & Hub, L.L.C., the remaining LIG gas storage entity. The sale resulted in an additional $12.3 million pre-tax loss ($2 million, net of tax) recorded in the third quarter 2004. We continue to evaluate the merits of retaining or selling our interest in Houston Pipe Line Company L.P., including the Bammel storage facility, which is part of our Investments - Gas Operations segment.

IPP Investments
---------------
During the third quarter of 2003, we initiated an effort to sell four domestic IPP investments. In accordance with accounting principles generally accepted in the United States of America, we were required to measure the impairment of each of these four investments individually. Based on studies using market assumptions, which indicated that two of the facilities had market values in excess of book value and two facilities had declines in fair value below book value that were other than temporary in nature, we recorded an impairment of $70 million pre-tax ($45.5 million net of tax) in the third quarter of 2003. During the fourth quarter of 2003, we distributed an information memorandum related to the planned sale of our interest in these IPPs.

In March 2004, we entered into an agreement to sell the four domestic IPP investments for a sales price of $156 million, subject to closing adjustments. An additional pre-tax impairment of $1.6 million was recorded in June 2004 to decrease the carrying value of the Colorado plant investments to their estimated sales price, less selling expenses. We closed on the sale of the two Florida investments and the Brush II plant in Colorado in July 2004, resulting in a pre-tax gain of $104.6 million ($63.8 million, net of tax), generated primarily from the sale of the two Florida IPPs which were not originally impaired. We recorded the gain during July 2004. The sale of the Ft. Lupton, Colorado plant closed in October 2004 and will not have a significant effect on results of operations for the fourth quarter 2004.

UK Operations
-------------
In July 2004, we completed the sale of substantially all operations and assets within our Investments - UK Operations segment for approximately $456 million. The sale included Fiddler's Ferry, a coal-fired power plant in northwest England, Ferrybridge, a coal-fired power plant in northeast England, related coal inventories, and a number of related commodities and freight contracts. The sale resulted in a pre-tax gain of $265.6 million ($127.6 million, net of tax).

South Coast Power Limited
-------------------------
In September 2004, we completed the sale of our 50% ownership in South Coast Power Limited for $46.9 million, resulting in a $47.6 million net gain ($30.9 million, net of tax) in the third quarter 2004. The gain reflects improved conditions in the U.K. power market.

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

Texas Regulatory Activity
-------------------------

Texas Legislation enacted in 1999 provides the framework and timetable to allow retail electricity competition.

The Texas Legislation, among other things:
 o provides for the recovery of generation-related regulatory assets and other stranded generation costs through securitization and non-bypassable wires charges,
 o requires each utility to structurally unbundle into a retail electric provider, a power generation company and a transmission and distribution (T&D) utility,
 o  provides for an earnings test for each of the years 1999 through 2001 and,
 o  provides for a stranded cost True-up Proceeding after January 10, 2004.

The True-up Proceedings will determine the amount and recovery of:
 o stranded generation plant costs and generation-related regulatory assets including any unrefunded accumulated excess earnings (net stranded generation costs),
 o carrying charges on true-up-amounts from January 1, 2002 (the commencement date of retail competition),
 o a true-up of actual market prices determined through legislatively-mandated capacity auctions to the power costs used in the PUCT's excess cost over market (ECOM) model for 2002 and 2003 (wholesale capacity auction true-up),
 o  final approved deferred fuel balance,
 o excess of price-to-beat revenues over market prices subject to certain conditions and limitations (retail clawback),
 o  and other true-up items.

TCC's recorded net regulatory asset for amounts subject to approval in the True-up Proceeding is approximately $1.5 billion at September 30, 2004 of which $1.3 billion represents net stranded generation costs.

In September 2004, the PUCT held true-up hearings for another utility, CenterPoint Energy, Inc. (CenterPoint). In that case the PUCT is expected to issue an order later in November 2004 addressing numerous items and that decision may provide indications of possible PUCT actions in TCC's true-up proceedings including:
 o the methodology for calculating the recoverable carrying cost related to the True-up Proceedings,
 o whether to and how to modify the calculation of the wholesale capacity auction true-up, and
 o whether the amount of depreciation in the ECOM model on generation assets for 2002 and 2003 used to calculate the wholesale capacity auction true-up is a recovery of net stranded generation costs and should reduce the recoverable cost. The total TCC depreciation in the ECOM model for the 2002-2003 period was $238 million.

When TCC's True-up Proceeding is completed, TCC currently intends to file to recover PUCT-approved net stranded generation costs and other recoverable true-up amounts that are in excess of current securitized amounts, plus appropriate carrying charges, through a non-bypassable competition transition charge in the regulated T&D rates. TCC may seek to securitize the approved net stranded generation costs plus related carrying costs. The annual costs of securitization are recoverable through a non-bypassable transition charge collected by the T&D utility over the term of the securitization bonds.

TCC will seek to recover in the True-up Proceeding an amount in excess of the $1.5 billion recorded net true-up regulatory asset through September 30, 2004. This is primarily due to TCC not having accrued a carrying cost on its net regulatory asset due to litigation and uncertainties associated with the treatment and measurement of such amounts by the PUCT. Management expects that its review of the final order in the CenterPoint case will resolve numerous uncertainties about applicable PUCT positions and that TCC will be able to record a carrying cost in the fourth quarter of 2004.

Due to the preliminary nature of the pending CenterPoint proceedings and the consequent uncertainty, differences between CenterPoint's and TCC's facts and circumstances and the lack of direct applicability of the CenterPoint proceeding to TCC's recorded assets, we cannot, at this time, determine whether disallowances that may be applicable to CenterPoint would be applicable to TCC. We believe that our recorded regulatory assets are in compliance with Texas Legislation and we intend to seek vigorously recovery of all of these amounts. If, however, we determine that it is probable TCC cannot recover a portion of its recorded net true-up regulatory asset of $1.5 billion, and we are able to estimate the amount of such non-recovery, we will record a provision for such amount which could have a material adverse effect on future results of operations, cash flows and possible financial condition. To the extent decisions in the TCC True-up Proceeding differ from management expectations based in part on our evaluation of the final CenterPoint decision, additional material disallowances are possible.

In another matter before the PUCT, TCC has filed for an adjusted $41 million base rate increase in its retail distribution rates. After hearing the case the ALJ has recommended a reduction in existing rates of somewhere between $33 million and $43 million depending on the final treatment of consolidated tax savings and other remanded issues. We defended vigorously the Company's requested increase and challenged the ALJ's recommendation in a brief. Hearings were held on the consolidated tax savings remand issue in September 2004. The PUCT is expected to issue a decision in the fourth quarter of 2004.

See Notes 3 and 4 for further discussion of Texas Regulatory Activity.

Ohio Regulatory Activity
------------------------

The Ohio Electric Restructuring Act of 1999 (Ohio Act) provides for a Market Development Period (MDP) during which retail customers can choose their electric power suppliers or receive Default Service at frozen generation rates from the incumbent utility. After the end of the MDP, January 1, 2006, customers were scheduled to move to market prices for the supply of electricity.

The PUCO invited default service providers to propose an alternative to all customers moving to market prices on January 1, 2006. On February 9, 2004, CSPCo and OPCo filed rate stabilization plans with the PUCO addressing prices following the end of the MDP. If approved by the PUCO, prices would be established pursuant to CSPCo's and OPCo's plans for the period from January 1, 2006 through December 31, 2008. The plans are intended to provide price stability and certainty for customers, facilitate the development of a competitive retail market in Ohio, provide recovery of environmental, RTO costs and other costs during the plan period and improve the environmental performance of AEP's generation resources that serve Ohio customers. The plans include annual, fixed increases in the generation component of all customers' bills (3% annually for CSPCo and 7% annually for OPCo) in 2006, 2007 and 2008 and the opportunity for additional generation-related increases upon PUCO review and approval. Our Ohio Companies Rate Stabilization Plans also provide for the deferral of environmental construction and in-service carrying costs plus PJM RTO administrative fees in 2004 and 2005 for recovery through wires charges in 2006 through 2008. A non-affiliated utility received an order which rejected its request for automatic increases and cost deferrals during the MDP period. The PUCO has indicated in FirstEnergy companies' rate stabilization plans that these plans are specific to a company's requirements and characteristics and the PUCO's order in one case should not be considered a precedent for the plan of another company's rate stabilization plan. Management cannot predict whether CSPCo's and OPCo's plans will be approved as submitted nor can we predict the ultimate impact these proceedings will have on revenues, results of operations and cash flows. See Note 4 for further discussion of Ohio Regulatory Activity.

Oklahoma Regulatory Activity
----------------------------

PSO filed with the Corporation Commission of the State of Oklahoma (OCC) for recovery of a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West electric operating companies of purchased power costs for periods prior to January 1, 2002. The OCC has expanded the case to include a full review of PSO's 2001 fuel and purchased power practices. Intervenor and OCC Staff filings in the case recommended a disallowance of $18 million associated with the allocation of off-system sales margins. At a June 2004 prehearing conference, PSO questioned whether the issues in dispute were under the jurisdiction of the OCC because they relate to FERC-approved allocation agreements. As a result, the ALJ ordered that the parties brief the jurisdictional issue. PSO filed its brief on September 1, 2004. Subject to the OCC's decision as to jurisdiction, a hearing date has been set for January 2005. Management believes that fuel costs have been prudently incurred consistent with OCC rules, and that the allocation of off-system sales margins was made pursuant to the FERC-approved allocation agreements. If the OCC determines that a portion of PSO's unrecovered fuel and purchased power costs should not be recovered, there will be, subject to the FERC jurisdictional question, an adverse effect on PSO's results of operations, cash flows and possibly financial condition.

In February 2003, the OCC filed an application requiring PSO to file all documents necessary for a general rate review. In October 2003 and June 2004, PSO filed financial information and supporting testimony in response to the OCC's requirements. PSO's response indicates that its annual revenues are $41 million less than costs. As a result, PSO is seeking OCC approval to increase its base rates by that amount, which is a 3.9% increase over PSO's existing revenues. A decision is not expected until second quarter 2005. Management is unable to predict the ultimate effect of these proceedings on PSO's revenues, results of operations, cash flows and financial condition.

FERC Order on Regional Through and Out Rates
--------------------------------------------

In July 2003, the FERC issued an order directing PJM and the Midwest Independent System Operator (ISO) to make compliance filings for their respective OATTs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within the proposed Midwest ISO and PJM expanded regions (Combined Footprint). The elimination of the T&O rates will reduce the transmission service revenues collected by the RTOs and thereby reduce the revenues received by transmission owners under the RTOs' revenue distribution protocols.

AEP and several other utilities in the Combined Footprint have filed a proposal for new rates to become effective December 1, 2004. The AEP East companies received approximately $157 million of T&O rate revenues for the twelve months ended December 31, 2003. At this time, management is unable to predict whether the rate design approved by the FERC will fully compensate the AEP East companies for their lost T&O revenues and whether any resultant increase in rates applicable to AEP's internal load will be recoverable on a timely basis from state retail customers. Unless new replacement rates compensate AEP for its lost revenues and any increase in AEP East Companies' transmission expenses from these new rates are fully recovered in retail rates on a timely basis, future results of operations, cash flows and financial condition will be adversely affected.

Other Regulatory Activity
-------------------------

There are other significant regulatory risks not included above. See notes 3 and 4 for further discussions of these risks.

RTO Formation
-------------

The FERC's AEP-CSW merger approval and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW merger required the transfer of functional control of our subsidiaries' transmission systems to RTOs. In addition, legislation in some of our states requires RTO participation.

Our AEP East companies joined PJM RTO on October 1, 2004. To minimize the credit requirements and operating constraints when joining PJM, the AEP East Companies as well as Wheeling Power Company and Kingsport Power Company, have agreed to a netting of all payment obligations incurred by any of the AEP East companies against all balances due the AEP East companies, and to hold PJM harmless from actions that any one or more AEP East companies may take with respect to PJM.

AEP West companies are members of ERCOT or SPP. In February 2004, the FERC granted RTO status to the SPP, subject to fulfilling specified requirements. In October 2004, the FERC issued an order granting final RTO status to SPP subject to certain filings. Regulatory activities concerning various RTO issues are ongoing in Arkansas and Louisiana.

Litigation
----------

We continue to be involved in various litigation matters as described in the "Significant Factors - Litigation" section of Management's Financial Discussion and Analysis of Results of Operations in our 2003 Annual Report. The 2003 Annual Report should be read in conjunction with this report in order to understand other litigation matters that did not have significant changes in status since the issuance of our 2003 Annual Report, but may have a material impact on our future results of operations, cash flows and financial condition. Other matters described in the 2003 Annual Report that did not have significant changes during the first nine months of 2004, that should be read in order to gain a full understanding of our current litigation include: (1) Bank of Montreal Claim, and
(2) Potential Uninsured Losses.

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

Enron Bankruptcy - Bammel storage facility and HPL indemnification matters - In connection with the 2001 acquisition of HPL, we entered into a prepaid arrangement under which we acquired exclusive rights to use and operate the underground Bammel gas storage facility and appurtenant pipelines pursuant to an agreement with BAM Lease Company. This exclusive right to use the referenced facility is for a term of 30 years, with a renewal right for another 20 years.

In January 2004, we filed an amended lawsuit against Enron and its subsidiaries in the U.S. Bankruptcy Court claiming that Enron did not have the right to reject the Bammel storage facility agreement or the cushion gas use agreement, described below. In April 2004, AEP and Enron entered into a settlement agreement under which we will acquire title to the Bammel gas storage facility and related pipeline and compressor assets, plus 10.5 billion cubic feet (BCF) of natural gas currently used as cushion gas for $115 million. AEP and Enron will mutually release each other from all claims associated with the Bammel facility, including our indemnity claims. The settlement received Bankruptcy Court approval on September 30, 2004 and is expected to close in the fourth quarter 2004. The parties' respective trading claims and Bank of America's (BOA) purported lien on approximately 55 BCF of natural gas in the Bammel storage reservoir (as described below) are not covered by the settlement agreement.

Enron Bankruptcy - Right to use of cushion gas agreements - In connection with the 2001 acquisition of HPL, we also entered into an agreement with BAM Lease Company, which grants HPL the exclusive right to use approximately 65 BCF of cushion gas (the 10.5 BCF and 55 BCF described in the preceding paragraph) required for the normal operation of the Bammel gas storage facility. At the time of our acquisition of HPL, BOA and certain other banks (the BOA Syndicate) and Enron entered into an agreement granting HPL the exclusive use of 65 BCF of cushion gas. Also at the time of our acquisition, Enron and the BOA Syndicate also released HPL from all prior and future liabilities and obligations in connection with the financing arrangement.

After the Enron bankruptcy, HPL was informed by the BOA Syndicate of a purported default by Enron under the terms of the financing arrangement. In July 2002, the BOA Syndicate filed a lawsuit against HPL in the state court of Texas seeking a declaratory judgment that the BOA Syndicate has a valid and enforceable security interest in gas purportedly in the Bammel storage reservoir. In December 2003, the Texas state court granted partial summary judgment in favor of the BOA Syndicate. HPL appealed this decision. In June 2004, BOA filed an amended petition in a separate lawsuit in Texas state court seeking to obtain possession of up to 55 BCF of storage gas in the Bammel storage facility or its fair value. Following an adverse decision on its motion to obtain possession of this gas, BOA voluntarily dismissed this action. In October 2004, BOA refiled this action. HPL filed a motion to have the case assigned to the judge who heard the case originally and that motion was granted. HPL intends to defend vigorously against BOA's claims.

In October 2003, AEP filed a lawsuit against BOA in the United States District Court for the Southern District of Texas. BOA led a lending syndicate involving the 1997 gas monetization that Enron and its subsidiaries undertook and the leasing of the Bammel underground gas storage reservoir to HPL. The lawsuit asserts that BOA made misrepresentations and engaged in fraud to induce and promote the stock sale of HPL, that BOA directly benefited from the sale of HPL and that AEP undertook the stock purchase and entered into the Bammel storage facility lease arrangement with Enron and the cushion gas arrangement with Enron and BOA based on misrepresentations that BOA made about Enron's financial condition that BOA knew or should have known were false including that the 1997 gas monetization did not contravene or constitute a default of any federal, state, or local statute, rule, regulation, code or any law. In February 2004, BOA filed a motion to dismiss this Texas federal lawsuit. In September 2004, the Magistrate Judge issued a Recommended Decision and Order recommending that BOA's Motion to Dismiss be denied, that the five counts in the lawsuit seeking declaratory judgments involving the Bammel reservoir and the right to use and cushion gas consent agreements be transferred to the Southern District of New York and that the four counts alleging breach of contract, fraud and negligent misrepresentation proceed in the Southern District of Texas. BOA has objected to the Magistrate Judge's decision and the matter is now before the District Judge.

In February 2004, in connection with BOA's dispute, Enron filed Notices of Rejection regarding the cushion gas exclusive right to use agreement and other incidental agreements. We have objected to Enron's attempted rejection of these agreements.

Enron Bankruptcy - Commodity trading settlement disputes - In September 2003, Enron filed a complaint in the Bankruptcy Court against AEPES challenging AEP's offsetting of receivables and payables and related collateral across various Enron entities and seeking payment of approximately $125 million plus interest in connection with gas related trading transactions. AEP has asserted its right to offset trading payables owed to various Enron entities against trading receivables due to several AEP subsidiaries. The parties are currently in non-binding court-sponsored mediation.

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

Enron Bankruptcy - Summary - The amount expensed in prior years in connection with the Enron bankruptcy was based on an analysis of contracts where AEP and Enron entities are counterparties, the offsetting of receivables and payables, the application of deposits from Enron entities and management's analysis of the HPL-related purchase contingencies and indemnifications. As noted above, Enron has challenged our offsetting of receivables and payables and there is a dispute regarding the cushion gas agreement. Although management is unable to predict the outcome of these lawsuits, it is possible that their resolution could have an adverse impact on our results of operations, cash flows or financial condition.

Merger Litigation
-----------------

In 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to adequately explain that the June 15, 2000 merger of AEP with CSW meets the requirements of the PUHCA and sent the case back to the SEC for further review. Specifically, the court told the SEC to revisit the basis for its conclusion that the merger met PUHCA requirements that utilities be "physically interconnected" and confined to a "single area or region." In August 2004, the SEC announced it would conduct hearings on this issue. The hearing is scheduled for January 2005.

In its June 2000 approval of the merger, the SEC agreed with AEP that the companies' systems are integrated because they have transmission access rights to a single high-voltage line through Missouri and also met the PUHCA's single region requirement. In its ruling, the appeals court said that the SEC failed to support and explain its conclusions that the interconnection and single region requirements are satisfied.

Management believes that the merger meets the requirements of the PUHCA and expects the matter to be resolved favorably.

Texas Commercial Energy, LLP Lawsuit
------------------------------------

Texas Commercial Energy, LLP (TCE), a Texas Retail Electric Provider (REP), filed a lawsuit in federal District Court in Corpus Christi, Texas, in July 2003, against us and four of our subsidiaries, certain unaffiliated energy companies and ERCOT. The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against the AEP companies, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs. Two additional parties, Utility Choice, LLC and Cirro Energy Corporation, have sought leave to intervene as plaintiffs asserting similar claims. We filed a Motion to Dismiss in September 2003. In February 2004, TCE filed an amended complaint. We filed a Motion to Dismiss the amended complaint. In June 2004, the Court dismissed all claims against the AEP companies. TCE has appealed the trial court's decision to the United States Court of Appeals for the Fifth Circuit.

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

On September 30, 2003, the CFTC filed a complaint against AEP and AEPES in federal district court in Columbus, Ohio. The CFTC alleges that AEP and AEPES provided false or misleading information about market conditions and prices of natural gas in an attempt to manipulate the price of natural gas in violation of the Commodity Exchange Act. The CFTC seeks civil penalties, restitution and disgorgement of benefits. We responded to the complaint in September 2004. In 2003 we recorded a provision related to these matters. We have engaged in settlement discussions with several agencies and are evaluating whether to conclude settlements in order to put these investigations behind us even though we believe we have meritorious legal positions and defenses. If we elect to settle all matters, the payments could exceed the 2003 provision and could have a material impact on our 2004 earnings and cash flows.

Shareholders' Litigation
------------------------

In 2002, lawsuits alleging securities law violations, a breach of fiduciary duty for failure to establish and maintain adequate internal controls and violations of the Employee Retirement Income Security Act were filed against us, certain AEP executives, members of the Board of Directors and certain investment banking firms. Certain of these actions were dismissed in September 2004. We intend to defend vigorously against the remaining actions. See Note 5 for further discussion.

Cornerstone Lawsuit
-------------------

In the third quarter of 2003, Cornerstone Propane Partners filed an action in the United States District Court for the Southern District of New York against forty companies, including AEP and AEPES seeking class certification and alleging unspecified damages from claimed price manipulation of natural gas futures and options on the NYMEX from January 2000 through December 2002. Thereafter, two similar actions were filed in the same court against a number of companies including AEP and AEPES making essentially the same claims as Cornerstone Propane Partners and also seeking class certification. On December 5, 2003, the Court issued its initial Pretrial Order consolidating all related cases, appointing co-lead counsel and providing for the filing of an amended consolidated complaint. In January 2004, plaintiffs filed an amended consolidated complaint. We and the other defendants filed a motion to dismiss the complaint which the Court denied in September 2004. We intend to defend vigorously against these claims.

SWEPCo Notice of Enforcement and Notice of Citizen Suit
-------------------------------------------------------

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the Clean Air Act for alleged violations of various permit conditions in permits issued to SWEPCo's Welsh, Knox Lee, and Pirkey plants. This notice was prompted by allegations made by a terminated AEP employee. The allegations at the Welsh Plant concern compliance with emission limitations on particulate matter and carbon monoxide, compliance with a referenced design heat input value, and compliance with certain reporting requirements. The allegations at the Knox Lee Plant relate to the receipt of an off-specification fuel oil, and the allegations at Pirkey Plant relate to testing and reporting of volatile organic compound emissions. No action can be commenced until 60 days after the date of notice.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. The summary includes allegations concerning compliance with certain recordkeeping and reporting requirements, compliance with a referenced design heat input value in the Welsh permit, compliance with a fuel sulfur content limit, and compliance with emission limits for sulfur dioxide.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On August 30, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the reporting of volatile organic compound emissions at the Pirkey Plant.

SWEPCo has previously reported to the TCEQ, deviations related to the receipt of off-specification fuel at Knox Lee, the volatile organic compound emissions at Pirkey, and the referenced recordkeeping and reporting requirements and heat input value at Welsh. We are preparing additional responses to the Notice of Enforcement and the notice from the special interest groups. Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, cash flows or financial condition.

Carbon Dioxide Public Nuisance Claims
-------------------------------------

On July 21, 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other unaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of three special interest groups. The actions allege that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and seek injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. Management believes the actions are without merit and intends to defend vigorously against the claims.

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

While uncertainty remains as to whether future emission reduction requirements will result from new legislation or regulation, it is certain under either outcome that we will invest in additional conventional pollution control technology on a major portion of our fleet of coal-fired power plants. Finalization of new requirements for further SO2, NOx and/or mercury emission reductions will result in the installation of additional scrubbers, SCR systems and/or the installation of emerging technologies for mercury control. The cost of such facilities could have an adverse effect on future results of operations, cash flows and financial condition unless recovered from customers.

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

On June 18, 2004, the Federal EPA issued a Notice of Violation (NOV) in order to "perfect" its complaint in the pending litigation. The NOV expands the number of alleged "modifications" undertaken at the Amos, Cardinal, Conesville, Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV are already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaints and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing.

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

In September 2004, the Sierra Club filed a complaint under the citizen suit provisions of the CAA in the United States District Court for the Southern District of Ohio alleging that violations of the PSD and New Source Performance Standards requirements of the CAA and the opacity provisions of the Ohio state implementation plan occurred at the J.M. Stuart Station, and seeking injunctive relief and civil penalties. Stuart Station is jointly owned by CSPCo (26%) and two unaffiliated utilities. We believe the allegations in the complaint are without merit, and intend to defend vigorously this action. Management is unable to predict the timing of any future action by the special interest group or the effect of such actions on future operations or cash flows.

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

In May 2004, an updated decommissioning study was completed for STP. The study estimates TCC's share of the decommissioning costs of STP to be $344 million in nondiscounted 2004 dollars. We are currently analyzing the STP study to determine the effect on our asset retirement obligations (ARO) and will make any appropriate adjustments to the ARO liability and related regulatory asset in the fourth quarter 2004. TCC is in the process of selling its ownership interest in STP to a non-affiliate, and upon completion of the sale it is anticipated that TCC will no longer be obligated for nuclear decommissioning liabilities associated with STP.

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

Other Matters
-------------

As discussed in our 2003 Annual Report, there are several "Other Matters" affecting us. The current status of FERC's market power mitigation efforts is described below.

FERC Market Power Mitigation
----------------------------

In April 2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market-based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. These two screening tests include a "pivotal supplier" test which determines if the market load can be fully served by alternative suppliers and a "market share" test which compares the amount of surplus generation at the time of the applicant's minimum load. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order and directing AEP and two unaffiliated utilities to file generation market power analyses within 30 days. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way.

On August 9, 2004, AEP submitted its Market Power Analysis pursuant to the FERC's Orders on Rehearing. The analysis focused on the three major areas in which AEP serves load and owns generation resources, ECAR, SPP and ERCOT, and the "first tier" control areas for each of those areas.

The pivotal supplier and market share screen analyses that AEP filed demonstrated that AEP does not possess market power in any of the control areas to which it is directly connected (first-tier markets). AEP passed both screening tests in all of its "first tier" markets. In its three "home" control areas, AEP easily passed the pivotal supplier test. AEP, as part of PJM, also passes the market share screen for the PJM destination market. AEP also passed the market share screen for ERCOT. AEP did not pass the market share screen as designed by the FERC for the SPP control area. Consequently, AEP also submitted substantial additional information, including historical purchase and sales data that demonstrates that AEP does not possess market power in any of the "home" destination markets. AEP requested that its existing market-based pricing authorization in all markets be continued based on this analysis. AEP also requested that the FERC rule without instituting a proceeding and without setting a refund date. This case is pending.

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


                                          MTM Risk Management Contract Net Assets (Liabilities)
                                                 Nine Months Ended September 30, 2004

                                                                              Investments      Investments
                                                                 Utility          Gas              UK
                                                               Operations      Operations     Operations (i)      Consolidated
                                                               ----------      ----------     --------------      ------------
                                                                                       (in millions)
    Total MTM Risk Management Contract Net Assets
      (Liabilities) at December 31, 2003                          $286              $5             $(246)               $45
    (Gain) Loss from Contracts Realized/Settled
      During the Period (a)                                       (108)            (37)              254                109
    Fair Value of New Contracts When Entered
      Into During the Period (b)                                     -               -                 -                  -
    Net Option Premiums Paid/(Received) (c)                         (1)              3                 -                  2
    Change in Fair Value Due to Valuation Methodology
      Changes (d)                                                    3               -                 -                  3
    Changes in Fair Value of Risk Management
      Contracts (e)                                                 61              (6)              (10)                45
    Changes in Fair Value of Risk Management Contracts
      Allocated to Regulated Jurisdictions (f)
                                                                    (3)              -                 -                 (3)
                                                                  -----           -----            ------              -----

    Total MTM Risk Management Contract
      Net Assets (Liabilities) at September 30, 2004              $238            $(35)              $(2)               201
                                                                  =====           =====            ======              -----
    Net Cash Flow Hedge Contracts (g)                                                                                  (152)
    Net Risk Management Liabilities
      Held for Sale, included in the totals above (h)                                                                     2
                                                                                                                       -----
    Ending Net Risk Management Assets at September 30, 2004
                                                                                                                        $51
                                                                                                                       =====

    (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 and were entered into prior to 2004.
    (b) The "Fair Value of New Contracts When Entered Into During the
        Period" represents the fair value at inception of long-term contracts entered into with customers during 2004. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
    (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts entered into in 2004.
    (d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changes in methodology in regards to credit reserves on forward contracts.
    (e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.
    (f) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Operations. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
    (g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed in detail within the following pages.
    (h) See Note 7 for discussion of Assets Held for Sale.
    (i) During 2004, we began to unwind our risk management contracts within the U.K. as part of our planned divestiture of our UK Operations. We completed the sale of substantially all of our operations and assets in the Investments-UK Operations segment in July 2004.


                           Detail on MTM Risk Management Contract Net Assets (Liabilities)
                                            As of September 30, 2004

                                                                    Investments
                                                      Utility           Gas
                                                     Operations      Operations        Consolidated
                                                     ----------     -----------        ------------
                                                                    (in millions)
    Current Assets                                       $590            $208               $798
    Non Current Assets                                    382             143                525
                                                         -----           -----            -------
    Total Assets                                          972             351              1,323
                                                         -----           -----            -------

    Current Liabilities                                  (521)           (224)              (745)
    Non Current Liabilities                              (213)           (162)              (375)
                                                         -----           -----            -------
    Total Liabilities                                    (734)           (386)            (1,120)
                                                         -----           -----            -------

    Total Net Assets (Liabilities),
      excluding Cash Flow Hedges                         $238            $(35)              $203
                                                         =====           =====            =======


                       Reconciliation of MTM Risk Management Contracts to
                                  Consolidated Balance Sheets
                                   As of September 30, 2004


                                           MTM Risk           PLUS:
                                          Management        Cash Flow
                                          Contracts(a)       Hedges         Consolidated (b)
                                          ------------      ---------       ----------------
                                                          (in millions)
   Current Assets                               $798            $12                 $810
   Non Current Assets                            525              2                  527
                                              -------         ------              -------
   Total MTM Derivative
    Contract Assets                            1,323             14                1,337
                                              -------         ------              -------

   Current Liabilities                          (745)          (158)                (903)
   Non Current Liabilities                      (375)            (8)                (383)
                                              -------         ------              -------
   Total MTM Derivative
    Contract Liabilities                      (1,120)          (166)              (1,286)
                                              -------         ------              -------

   Total MTM Derivative
    Contract Net Assets
    (Liabilities)                               $203          $(152)                 $51
                                              =======         ======              =======

   (a) Does not include Cash Flow Hedges and Assets Held for Sale.
   (b) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk
       Management Liabilities and Long-term Risk Management Liabilities on our
       Consolidated Balance Sheets.


Maturity and Source of Fair Value of MTM Risk Management Contract
 Net Assets (Liabilities)
-----------------------------------------------------------------

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


                        Maturity and Source of Fair Value of MTM Risk Management Contract Net Assets (Liabilities)
                                        Fair Value of Contracts as of September 30, 2004

                                         Remainder                                                           After
                                           2004          2005         2006          2007         2008       2008 (c)     Total (d)
                                         ---------       ----         ----          ----         ----       --------     ---------
                                                                            (in millions)
Utility Operations:
-------------------
Prices Actively Quoted - Exchange
 Traded Contracts                           $-           $(76)          $2           $8           $-           $-         $(66)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)             4            142           19            7            -            -          172
Prices Based on Models and Other
 Valuation Methods (b)                       3             11           13           26           25           54          132
                                          -----          -----         ----        -----         ----         ----        -----
Total                                        7             77           34           41           25           54          238
                                          -----          -----         ----        -----         ----         ----        -----

Investments - Gas Operations:
-----------------------------
Prices Actively Quoted - Exchange
 Traded Contracts                           13             82           (3)           2            -            -           94
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)           (55)           (56)           -            -            -            -         (111)
Prices Based on Models and Other
 Valuation Methods (b)                       -              2           (8)          (4)          (3)          (5)         (18)
                                          -----          -----         ----        -----         ----         ----        -----
Total                                      (42)            28          (11)          (2)          (3)          (5)         (35)
                                          -----          -----         ----        -----         ----         ----        -----

Investments - UK Operations (e):
--------------------------------
Prices Actively Quoted - Exchange
 Traded Contracts                            -              -            -            -            -            -            -
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)             4             (8)          (1)           -            -            -           (5)
Prices Based on Models and Other
 Valuation Methods (b)                       3              -            -                         -            -            3
                                          -----          -----         ----        -----         ----         ----        -----
Total                                        7             (8)          (1)                        -            -           (2)
                                          -----          -----         ----        -----         ----         ----        -----

Consolidated:
-------------
Prices Actively Quoted - Exchange
 Traded Contracts                           13              6           (1)          10            -            -           28
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)           (47)            78           18            7            -            -           56
Prices Based on Models and Other
 Valuation Methods (b)                       6             13            5           22           22           49          117
                                          -----          -----         ----        -----         ----         ----        -----
Total                                     $(28)           $97          $22          $39          $22          $49         $201
                                          =====          =====         ====        =====         ====         ====        =====

(a) Prices provided by other external sources - Reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(b) Modeled - In the absence of pricing information from external sources, modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled.
(c) There is $20 million of mark-to-market value in 2009 and $19 million of mark-to-market value in 2010.
(d) Amounts exclude Cash Flow Hedges.
(e) The majority of these positions will either mature or be settled with the applicable counterparties during the fourth quarter
    2004.

The determination of the point at which a market is no longer liquid for placing it in the Modeled category in the preceding table varies by market. The following table reports an estimate of the maximum tenors (contract maturities) of the liquid portion of each energy market.


                                Maximum Tenor of the Liquid Portion of Risk Management Contracts
                                                    As of September 30, 2004

           Domestic                  Transaction Class                 Market/Region                           Tenor
           --------                  -----------------                 -------------                           -----
                                                                                                            (in months)

        Natural Gas         Futures                              NYMEX Henry Hub                                 63
                            Physical Forwards                    Gulf Coast, Texas                               18
                            Swaps                                Gas East - Northeast, Mid-continent
                                                                   Gulf Coast, Texas                             18
                            Swaps                                Gas West - Rocky Mountains,
                                                                   West Coast                                    27
                            Exchange Option Volatility           NYMEX/Henry Hub                                 12

        Power               Futures                              PJM                                             27
                            Physical Forwards                    Cinergy                                         15
                            Physical Forwards                    First Energy                                    21
                            Physical Forwards                    PJM                                             27
                            Physical Forwards                    NYPP                                            27
                            Physical Forwards                    NEPOOL                                          15
                            Physical Forwards                    ERCOT                                           27
                            Physical Forwards                    TVA                                              -
                            Physical Forwards                    Com Ed                                          15
                            Physical Forwards                    Entergy                                          9
                            Physical Forwards                    PaloVerde                                       39
                            Physical Forwards                    North Path 15, South Path 15                    39
                            Physical Forwards                    Mid Columbia                                    39
                            Peak Power Volatility (Options)      Cinergy                                         12
                            Peak Power Volatility (Options)      PJM                                             12

        Crude Oil           Swaps                                West Texas Intermediate                         30

        Emissions           Credits                              SO2                                             51

        Coal                Physical Forwards                    PRB, NYMEX, CSX                                 27

        International
        -------------

        Power               Forwards and Options                 United Kingdom                                  42

        Coal                Forward Purchases and Sales          United Kingdom                                   -
                            Swaps                                Europe                                          39

        Freight             Swaps                                Europe                                          39


Cash Flow Hedges Included in Accumulated Other Comprehensive Income (Loss)
 (AOCI) on the Balance Sheet
--------------------------------------------------------------------------

We are exposed to market fluctuations in energy commodity prices impacting our power and gas operations. We monitor these risks on our future operations and may employ various commodity instruments and cash flow hedges to mitigate the impact of these fluctuations on the future cash flows from assets. We do not hedge all commodity price risk.

We employ cash flow hedges to mitigate changes in interest rates or fair values on short and long-term debt when management deems it necessary. We do not hedge all interest rate risk.

We employ forward contracts as cash flow hedges to lock-in prices on certain transactions which have been denominated in foreign currencies where deemed necessary. International subsidiaries use currency swaps to hedge exchange rate fluctuations in forecasted foreign currency cashflows. We do not hedge all foreign currency exposure.

The tables below provide detail on effective cash flow hedges under SFAS 133 included in our balance sheet. The data in the first table will indicate the magnitude of SFAS 133 hedges we have in place. Under SFAS 133, only contracts designated as cash flow hedges are recorded in AOCI. Therefore, economic hedge contracts which are not designated as cash flow hedges are required to be marked-to-market and are included in the previous risk management tables. This table further indicates what portions of these hedges are expected to be reclassified into net income in the next 12 months. The second table provides the nature of changes from December 31, 2003 to September 30, 2004.

Information on energy merchant activities is presented separately from interest rate and foreign currency risk management activities. In accordance with accounting principles generally accepted in the United States of America, all amounts are presented net of related income taxes.

      Cash Flow Hedges included in Accumulated Other Comprehensive Loss
               On the Balance Sheet as of September 30, 2004

                                                           Portion Expected to
                            Accumulated Other               be Reclassified to
                              Comprehensive                Earnings During the
                            Loss After Tax (a)              Next 12 Months (b)
                            ------------------             -------------------
                                               (in millions)
   Power and Gas                    $(77)                         $(73)
   Foreign Currency                   -                              -
   Interest Rate                     (25)                           (5)
                                   ------                         -----

   Total                           $(102)                         $(78)
                                   ======                         =====


                                   Total Accumulated Other Comprehensive Income (Loss) Activity
                                             Nine Months Ended September 30, 2004

                                                                        Foreign
                                                    Power and Gas      Currency     Interest Rate     Consolidated
                                                    -------------      --------     -------------     ------------
                                                                             (in millions)
        Beginning Balance,
         December 31, 2003                              $(65)            $(20)           $(9)             $(94)
        Changes in Fair Value (c)                        (73)               -            (21)              (94)
        Reclassifications from AOCI to Net
         Income (d)                                       61               20              5                86
                                                        -----            -----          -----            ------
        Ending Balance,
         September 30, 2004                             $(77)              $-           $(25)            $(102)
                                                        =====            =====          =====            ======

(a) "Accumulated Other Comprehensive Loss After Tax" - Gains/losses are net of related income taxes that have not yet been included in the determination of net income; reported as a separate component of shareholders' equity on the balance sheet.
(b) "Portion Expected to be Reclassified to Earnings During the Next 12 Months" - Amount of gains or losses (realized or unrealized) from derivatives used as hedging instruments that have been deferred and are expected to be reclassified into net income during the next 12 months at the time the hedged transaction affects net income.
(c) "Changes in Fair Value" - Changes in the fair value of derivatives designated as cash flow hedges not yet reclassified into net income, pending the hedged items affecting net income. Amounts are reported net of related income taxes.
(d) "Reclassifications from AOCI to Net Income" - Gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes above.

Credit Risk
-----------

We limit credit risk by assessing creditworthiness of potential counterparties before entering into transactions with them and continue to evaluate their creditworthiness after transactions have been initiated. Only after an entity has met our internal credit rating criteria will we extend unsecured credit. We use Moody's Investor Service, Standard and Poor's and qualitative and quantitative data to assess the financial health of counterparties on an ongoing basis. Our analysis, in conjunction with the rating agencies' information, is used to determine appropriate risk parameters. We also require cash deposits, letters of credit and parental/affiliate guarantees as security from counterparties depending upon credit quality in our normal course of business.

We have risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily. Except for one non-investment grade counterparty who has a net exposure of approximately $46 million, we believe that credit exposure with any one counterparty is not material to our financial condition at September 30, 2004. At September 30, 2004, our credit exposure net of credit collateral to sub investment grade counterparties was approximately 19% expressed in terms of net MTM assets and net receivables. The concentration in non-investment grade credit exposure is proportionately higher due to coal exposures related to domestic MTM coal transactions. These exposures were driven by the continued high levels of prices for coal. As of September 30, 2004, the following table approximates our counterparty credit quality and exposure based on netting across commodities and instruments:


                                                                                          Number of          Net Exposure of
Counterparty                      Exposure Before        Credit          Net            Counterparties        Counterparties
Credit Quality                    Credit Collateral    Collateral      Exposure             > 10%                > 10%
--------------                    -----------------    ----------      --------         --------------        ---------------
                                                        (in millions, except number of counterparties)
Investment Grade                          $924            $145            $779                  -                      $-
Split Rating                                30               7              23                  3                      21
Non-Investment Grade                       331             181             150                  3                      99
No External Ratings:
  Internal Investment
    Grade                                  126               -             126                  1                      16
  Internal Non-Investment
    Grade                                   69               4              65                  2                      43
                                        -------           -----         -------                 --                   -----
Total                                   $1,480            $337          $1,143                  9                    $179
                                        =======           =====         =======                 ==                   =====

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

                      Generation Plant Hedging Information
                           Estimated Next Three Years
                            As of September 30, 2004

                                                 Remainder
                                                    2004       2005        2006
                                                    ----       ----        ----
Estimated Plant Output Hedged                       92%         88%        88%



VaR Associated with Risk Management Contracts
---------------------------------------------

We use a risk measurement model, which calculates Value at Risk (VaR) to measure our commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, at September 30, 2004, a near term typical change in commodity prices is not expected to have a material effect on our results of operations, cash flows or financial condition.

The following table shows the end, high, average, and low market risk as measured by VaR year-to-date:

                              VaR Model

        Nine Months Ended                       Twelve Months Ended
        September 30, 2004                       December 31, 2003
        ------------------                      -------------------
          (in millions)                            (in millions)
    End    High    Average     Low           End    High   Average    Low
    ---    ----    -------     ---           ---    ----   -------    ---
     $1     $19      $6        $1            $11    $19       $7       $4

The 2004 High VaR was due to the wind-down of the London risk management activities. These activities were concluded in March 2004. The 2004 High VaR, excluding London activities, was approximately $8 million.

Our VaR model results are adjusted using standard statistical treatments to calculate the CCRO VaR reporting metrics listed below.


                                CCRO VaR Metrics

                                                              Average for
                                                             Year-to-Date       High for               Low for
                                       September 30, 2004        2004        Year-to-Date 2004     Year-to-Date 2004
                                       ------------------    ------------    -----------------     -----------------
                                                                     (in millions)
95% Confidence Level, Ten-Day
  Holding Period                             $5               $21                  $73                     $5

99% Confidence Level, One-Day
  Holding Period                             $2                $9                  $30                     $2


We utilize a VaR model to measure interest rate market risk exposure. The interest rate VaR model is based on a Monte Carlo simulation with a 95% confidence level and a one-year holding period. The volatilities and correlations were based on three years of daily prices. The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $755 million at September 30, 2004 and $1.013 billion at December 31, 2003. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not materially affect our results of operations, cash flows or consolidated financial position.

We are exposed to risk from changes in the market prices of coal and natural gas used to generate electricity where generation is no longer regulated or where existing fuel clauses are suspended or frozen. The protection afforded by fuel clause recovery mechanisms has either been eliminated by the implementation of customer choice in Ohio (effective January 1, 2001) and in the ERCOT area of Texas (effective January 1, 2002) or frozen by a settlement agreement in West Virginia. To the extent the fuel supply of the generating units in these states is not under fixed-price long-term contracts, we are subject to market price risk. We continue to be protected against market price changes by active fuel clauses in Oklahoma, Arkansas, Louisiana, Kentucky, Virginia and the SPP area of Texas. Fuel clauses are active again in Michigan and Indiana, effective January 1, 2004 and March 1, 2004, respectively. See Note 3 "Rate Matters" for further discussion.

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



                                   AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended September 30, 2004 and 2003
                                             (in millions, except per-share amounts)
                                                            (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                  ----------------------                ---------------------
                                                                  2004              2003                2004             2003
                                                                  ----              ----                ----             ----
                       REVENUES
-----------------------------------------------------
Utility Operations                                               $2,909             $3,099              $7,989          $8,458
Gas Operations                                                      762                707               2,191           2,278
Other                                                                81                135                 281             440
                                                                 -------            -------             -------         -------
TOTAL                                                             3,752              3,941              10,461          11,176
                                                                 -------            -------             -------         -------
                       EXPENSES
-----------------------------------------------------
Fuel for Electric Generation                                        781                912               2,209           2,404
Purchased Electricity for Resale                                    274                207                 444             577
Purchased Gas for Resale                                            725                675               2,011           2,203
Maintenance and Other Operation                                     843                904               2,679           2,739
Depreciation and Amortization                                       333                329                 972             971
Taxes Other Than Income Taxes                                       178                179                 538             524
                                                                 -------            -------             -------         -------
TOTAL                                                             3,134              3,206               8,853           9,418
                                                                 -------            -------             -------         -------

OPERATING INCOME                                                    618                735               1,608           1,758
                                                                 -------            -------             -------         -------

Other Income (Expense), Net                                         193                 31                 286             147
                                                                 -------            -------             -------         -------

Investment Value Losses                                               -                 70                   2              70
                                                                 -------            -------             -------         -------

             INTEREST AND OTHER CHARGES
-----------------------------------------------------
Interest                                                            193                216                 591             605
Preferred Stock Dividend Requirements of Subsidiaries                 2                  1                   5               7
Minority Interest in Finance Subsidiary                               -                  -                   -              17
                                                                 -------            -------             -------         -------
TOTAL                                                               195                217                 596             629
                                                                 -------            -------             -------         -------

INCOME BEFORE INCOME TAXES                                          616                479               1,296           1,206
Income Taxes                                                        204                172                 444             429
                                                                 -------            -------             -------         -------
INCOME BEFORE DISCONTINUED OPERATIONS AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            412                307                 852             777

DISCONTINUED OPERATIONS (Net of Tax)                                118                (50)                 60             (98)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES (Net of Tax)
-----------------------------------------------------
Accounting for Risk Management Contracts                              -                  -                   -             (49)
Asset Retirement Obligations                                          -                  -                   -             242
                                                                 -------            -------             -------         -------
NET INCOME                                                         $530               $257                $912            $872
                                                                 =======            =======             =======         =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                       396                395                 396             382
                                                                 =======            =======             =======         =======

                 EARNINGS PER SHARE
-----------------------------------------------------
Income Before Discontinued Operations and Cumulative
  Effect of Accounting Changes                                    $1.04              $0.78               $2.15           $2.03
Discontinued Operations                                            0.30              (0.13)               0.15           (0.26)
Cumulative Effect of Accounting Changes                               -                  -                   -            0.51
                                                                 -------            -------             -------         -------
TOTAL EARNINGS PER SHARE (BASIC AND DILUTED)                      $1.34              $0.65               $2.30           $2.28
                                                                 =======            =======             =======         =======

CASH DIVIDENDS PAID PER SHARE                                     $0.35              $0.35               $1.05           $1.30
                                                                 =======            =======             =======         =======

See Notes to Consolidated Financial Statements.


                                   AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                             ASSETS
                                           September 30, 2004 and December 31, 2003
                                                           (Unaudited)

                                                                                               2004               2003
                                                                                               ----               ----
                                                                                                    (in millions)

                 CURRENT ASSETS
------------------------------------------------------
Cash and Cash Equivalents                                                                     $1,282                $976
Other Cash Deposits                                                                              179                 206
Accounts Receivable:
   Customers                                                                                     883               1,155
   Accrued Unbilled Revenues                                                                     517                 596
   Miscellaneous                                                                                  65                  83
   Allowance for Uncollectible Accounts                                                         (132)               (124)
                                                                                             --------            --------
   Total Receivables                                                                           1,333               1,710
                                                                                             --------            --------
Fuel, Materials and Supplies                                                                   1,074                 991
Risk Management Assets                                                                           810                 766
Margin Deposits                                                                                  180                 119
Other                                                                                            125                 129
                                                                                             --------            --------
TOTAL                                                                                          4,983               4,897
                                                                                             --------            --------

            PROPERTY, PLANT AND EQUIPMENT
------------------------------------------------------
Electric:
   Production                                                                                 15,829              15,112
   Transmission                                                                                6,248               6,130
   Distribution                                                                               10,197               9,902
Other (including gas, coal mining and nuclear fuel)                                            3,488               3,572
Construction Work in Progress                                                                    930               1,305
                                                                                             --------            --------
TOTAL                                                                                         36,692              36,021
Less: Accumulated Depreciation and Amortization                                               14,398              14,004
                                                                                             --------            --------
TOTAL-NET                                                                                     22,294              22,017
                                                                                             --------            --------

              OTHER NON-CURRENT ASSETS
------------------------------------------------------
Regulatory Assets                                                                              3,480               3,548
Securitized Transition Assets                                                                    656                 689
Spent Nuclear Fuel and Decommissioning Trusts                                                  1,029                 982
Investments in Power and Distribution Projects                                                   190                 212
Goodwill                                                                                          78                  78
Long-term Risk Management Assets                                                                 527                 494
Other                                                                                            698                 733
                                                                                             --------            --------
TOTAL                                                                                          6,658               6,736
                                                                                             --------            --------

Assets of Discontinued Operations and Held for Sale                                              887               3,094

TOTAL ASSETS                                                                                 $34,822             $36,744
                                                                                             ========            ========
See Notes to Consolidated Financial Statements.


                                   AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                   CONSOLIDATED BALANCE SHEETS
                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                            September 30, 2004 and December 31, 2003
                                                          (Unaudited)

                                                                                              2004                  2003
                                                                                              ----                  ----
                                                                                                    (in millions)

                             CURRENT LIABILITIES
---------------------------------------------------------------------------------
Accounts Payable                                                                              $1,033               $1,337
Short-term Debt                                                                                  214                  326
Long-term Debt Due Within One Year*                                                            1,598                1,779
Risk Management Liabilities                                                                      903                  631
Accrued Taxes                                                                                    583                  620
Accrued Interest                                                                                 183                  207
Customer Deposits                                                                                399                  379
Other                                                                                            719                  703
                                                                                             --------             --------
TOTAL                                                                                          5,632                5,982
                                                                                             --------             --------

                            NON-CURRENT LIABILITIES
---------------------------------------------------------------------------------
Long-term Debt*                                                                               11,039               12,322
Long-term Risk Management Liabilities                                                            383                  335
Deferred Income Taxes                                                                          4,520                3,957
Regulatory Liabilities and Deferred Investment Tax Credits                                     2,290                2,259
Asset Retirement Obligations and Nuclear Decommissioning                                         696                  651
Employee Benefits and Pension Obligations                                                        669                  667
Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2                                      169                  176
Cumulative Preferred Stocks of Subsidiaries Subject to Mandatory Redemption                       72                   76
Deferred Credits and Other                                                                       622                  508
                                                                                             --------             --------
TOTAL                                                                                         20,460               20,951
                                                                                             --------             --------

Liabilities of Discontinued Operations and Held for Sale                                         386                1,876

TOTAL LIABILITIES                                                                             26,478               28,809
                                                                                             --------             --------

Cumulative Preferred Stocks of Subsidiaries not Subject to Mandatory Redemption                   61                   61

Commitments and Contingencies

                         COMMON SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------
Common Stock-Par Value $6.50:
                                         2004          2003
                                         ----          ----
Shares Authorized. . . . . . . . . . .600,000,000   600,000,000
Shares Issued. . . . . . . . . . . . .404,695,982   404,016,413
  (8,999,992 shares were held in treasury at September 30, 2004 and December 31,               2,630                2,626
2003)
Paid-in Capital                                                                                4,197                4,184
Retained Earnings                                                                              1,987                1,490
Accumulated Other Comprehensive Income (Loss)                                                   (531)                (426)
                                                                                             --------             --------
TOTAL                                                                                          8,283                7,874
                                                                                             --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $34,822              $36,744
                                                                                             ========             ========

* See Accompanying Schedule

See Notes to Consolidated Financial Statements.



                                      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Nine Months Ended September 30, 2004 and 2003
                                                                 (Unaudited)

                                                                                                   2004                2003
                                                                                                   ----                ----
                                                                                                        (in millions)
                    OPERATING ACTIVITIES
--------------------------------------------------------
Net Income                                                                                           $912               $872
Plus:  (Income) Loss from Discontinued Operations                                                     (60)                98
                                                                                                   -------            -------
Income from Continuing Operations                                                                     852                970
Adjustments for Noncash Items:
    Depreciation and Amortization                                                                     972                971
    Deferred Income Taxes                                                                              88                214
    Deferred Investment Tax Credits                                                                   (21)               (24)
    Cumulative Effect of Accounting Changes                                                             -               (193)
    Investment Value Losses                                                                             2                 70
    Amortization of Deferred Property Taxes                                                            93                 89
    Amortization of Cook Plant Restart Costs                                                            -                 30
    Mark-to-Market of Risk Management Contracts                                                        89               (124)
Over/Under Fuel Recovery                                                                                5                131
Gain on Sales of Assets                                                                              (156)               (40)
Change in Other Non-Current Assets                                                                   (101)               (51)
Change in Other Non-Current Liabilities                                                               130                (32)
Changes in Certain Components of Working Capital:
    Accounts Receivable, Net                                                                          379                141
    Accounts Payable                                                                                 (313)              (408)
    Fuel, Materials and Supplies                                                                      (83)               (11)
    Customer Deposits                                                                                  19                102
    Taxes Accrued                                                                                     388                 (4)
    Interest Accrued                                                                                  (25)                 4
    Other Current Assets                                                                              (56)                29
    Other Current Liabilities                                                                           3               (108)
                                                                                                   -------            -------
Net Cash Flows From Operating Activities                                                            2,265              1,756
                                                                                                   -------            -------

                   INVESTING ACTIVITIES
--------------------------------------------------------
Construction Expenditures                                                                          (1,034)              (936)
Change in Other Cash Deposits, Net                                                                     27                 36
Investment in Discontinued Operations, Net                                                            (59)              (686)
Proceeds from Sales of Assets                                                                       1,202                 49
Other                                                                                                  (6)                (3)
                                                                                                   -------            -------
Net Cash Flows From (Used For) Investing Activities                                                   130             (1,540)
                                                                                                   -------            -------

                   FINANCING ACTIVITIES
--------------------------------------------------------
Issuance of Common Stock                                                                               13              1,142
Issuance of Long-term Debt                                                                            416              4,065
Change in Short-term Debt, Net                                                                       (201)            (2,523)
Retirement of Long-term Debt                                                                       (1,898)            (1,658)
Retirement of Preferred Stock                                                                          (4)                (2)
Retirement of Minority Interest                                                                         -               (225)
Dividends Paid on Common Stock                                                                       (415)              (479)
                                                                                                   -------            -------
Net Cash Flows From (Used For) Financing Activities                                                (2,089)               320
                                                                                                   -------            -------

Net Increase in Cash and Cash Equivalents                                                             306                536
Cash and Cash Equivalents at Beginning of Period                                                      976              1,084
                                                                                                   -------            -------
Cash and Cash Equivalents at End of Period                                                         $1,282             $1,620
                                                                                                   =======            =======

Net Decrease in Cash and Cash Equivalents from Discontinued Operations                                $(4)               $(7)
Cash and Cash Equivalents from Discontinued Operations - Beginning of Period                           13                 23
                                                                                                   -------            -------
Cash and Cash Equivalents from Discontinued Operations - End of Period                                 $9                $16
                                                                                                   =======            =======

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest, net of capitalized amounts, was $576 million and $542 million in 2004 and 2003, respectively. Cash paid
(received) for income taxes was $(112) million and $156 million in 2004 and 2003, respectively. Noncash acquisitions under capital leases were $76 million and $9 million in 2004 and 2003, respectively.

In connection with the disposition of AEP Coal in April 2004 the buyer assumed $11 million of non-current liabilities.

See Notes to Consolidated Financial Statements.


                                   AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND
                                                        COMPREHENSIVE INCOME
                                       For the Nine Months Ended September 30, 2004 and 2003
                                                           (in millions)
                                                            (Unaudited)
                                                                                                          Accumulated
                                                                                                             Other
                                                            Common Stock        Paid-in      Retained     Comprehensive
                                                          Shares    Amount      Capital      Earnings     Income (Loss)      Total
                                                          ------    ------      -------      --------     -------------      -----
DECEMBER 31, 2002                                          348      $2,261      $3,413        $1,999         $(609)         $7,064

Issuance of Common Stock                                    56         365         812                                       1,177
Common Stock Dividends                                                                          (479)                         (479)
Common Stock Expense                                                               (36)                                        (36)
Other                                                                               (5)            1                            (4)
                                                                                                                            -------
TOTAL                                                                                                                        7,722
                                                                                                                            -------

               COMPREHENSIVE INCOME
--------------------------------------------------
Other Comprehensive Income (Loss), Net of Taxes:
     Foreign Currency Translation Adjustments                                                                   25              25
     Cash Flow Hedges                                                                                         (177)           (177)
     Securities Available for Sale                                                                               1               1
     Minimum Pension Liability                                                                                  15              15
NET INCOME                                                                                       872                           872
                                                                                                                            -------
TOTAL COMPREHENSIVE INCOME                                                                                                     736
                                                           ----     -------     -------       -------        ------         -------

SEPTEMBER 30, 2003                                         404      $2,626      $4,184        $2,393         $(745)         $8,458
                                                           ====     =======     =======       =======        ======         =======


DECEMBER 31, 2003                                          404      $2,626      $4,184        $1,490         $(426)         $7,874

Issuance of Common Stock                                     1           4           9                                          13
Common Stock Dividends                                                                          (415)                         (415)
Other                                                                                4                                           4
                                                                                                                            -------
TOTAL                                                                                                                        7,476
                                                                                                                            -------

               COMPREHENSIVE INCOME
--------------------------------------------------
Other Comprehensive Income (Loss), Net of Taxes:
      Foreign Currency Translation Adjustments                                                                (113)           (113)
      Cash Flow Hedges                                                                                          (8)             (8)
      Minimum Pension Liability                                                                                 16              16
NET INCOME                                                                                       912                           912
                                                                                                                            -------
TOTAL COMPREHENSIVE INCOME                                                                                                     807
                                                           ----     -------     -------       -------        ------         -------

SEPTEMBER 30, 2004                                         405      $2,630      $4,197        $1,987         $(531)         $8,283
                                                           ====     =======     =======       =======        ======         =======
See Notes to Consolidated Financial Statements.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                    SCHEDULE OF CONSOLIDATED LONG-TERM DEBT
                    September 30, 2004 and December 31, 2003
                                 (Unaudited)



                                                    2004              2003
                                                    ----              ----
                                                        (in millions)

    First Mortgage Bonds                            $536              $822
    Defeased TCC First Mortgage Bonds (a)            112               118
    Installment Purchase Contracts                 1,935             2,026
    Notes Payable                                  1,049             1,518
    Senior Unsecured Notes                         7,640             7,997
    Securitization Bonds                             698               746
    Notes Payable to Trust                           113               331
    Equity Unit Senior Notes                         345               345
    Long-term DOE Obligation (b)                     228               226
    Other Long-term Debt                              22                21
    Equity Unit Contract Adjustment Payments          12                19
    Unamortized Discount (net)                       (53)              (68)
                                                 --------          --------

    TOTAL LONG-TERM DEBT OUTSTANDING              12,637            14,101
    Less Portion Due Within One Year               1,598             1,779
                                                 --------          -------

    TOTAL LONG-TERM PORTION                      $11,039           $12,322
                                                 ========          =======

    (a) On May 7, 2004, we deposited cash and treasury securities of $125 million with a trustee to defease all of TCC's outstanding First Mortgage Bonds. Trust fund assets related to this obligation of $100 million are included in Other Cash Deposits and $22 million are included in Other Non-current Assets in the Consolidated Balance Sheets at September 30, 2004. Trust fund assets are restricted for exclusive use in funding the interest and principal due on the First Mortgage Bonds.

    (b) Pursuant to the Nuclear Waste Policy Act of 1982, I&M (a nuclear licensee) has an obligation with the United States Department of Energy for spent nuclear fuel disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. I&M is the only AEP subsidiary that generated electric power with nuclear fuel prior to that date. Trust fund assets of $261 million and $262 million related to this obligation are included in Spent Nuclear Fuel and Decommissioning Trusts in the Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, respectively.

          AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
               INDEX OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In the opinion of management, the unaudited interim financial statements reflect all normal and recurring accruals and adjustments which are necessary for a fair presentation of our results of operations for interim periods.

Other Income (Expense), Net
---------------------------

The following table provides the components of Other Income (Expense), Net as presented on our Consolidated Statements of Operations:

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2004          2003            2004           2003
                                                                 ----          ----            ----           ----
                                                                                   (in millions)
Other Income:
-------------
Interest and Dividend Income                                       $6            $8             $17            $21
Equity Earnings                                                     5             4              15              6
Nonoperating Revenue                                               27            34              84            100
Gain on Sale of IPPs (a)                                          105             -             105              -
Gain on Sale of South Coast (a)                                    48             -              48              -
Gain on Sale of REPs (Mutual Energy Companies)                      -             -               -             39
Other                                                              39            34             124            134
                                                                 -----          ----           -----          -----
Total Other Income                                                230            80             393            300
                                                                 -----          ----           -----          -----

Other Expense:
--------------
Nonoperating Expenses                                              21            28              67             88
Other                                                              16            21              40             65
                                                                 -----          ----           -----          -----
Total Other Expense                                                37            49             107            153
                                                                 -----          ----           -----          -----

Total Other Income (Expense), Net                                $193           $31            $286           $147
                                                                 =====          ====           =====          =====
(a) See Note 7 "Dispositions, Discontinued Operations and Assets Held for Sale."

Components of Accumulated Other Comprehensive Income (Loss)
-----------------------------------------------------------


The following table provides the components that constitute the balance sheet amount in Accumulated Other Comprehensive Income (Loss):


                                                              September 30,       December 31,
Components                                                        2004               2003
----------                                                    -------------       ------------

                                                                        (in millions)

Foreign Currency Translation Adjustments                          $(3)               $110
Unrealized Losses on Securities Available for Sale                 (1)                 (1)
Unrealized Losses on Cash Flow Hedges                            (102)                (94)
Minimum Pension Liability                                        (425)               (441)
                                                                ------              ------
Total                                                           $(531)              $(426)
                                                                ======              ======


At September 30, 2004, we expect to reclassify approximately $78 million of net losses from cash flow hedges in Accumulated Other Comprehensive Income (Loss) to Net Income during the next twelve months at the time the hedged transactions affect net income. Seventeen months is the maximum period over which an exposure to a variability in future commodity related cash flows is hedged with SFAS 133 designated contracts. Approximately $1 million of the fair value of cash flow hedges at September 30, 2004 are hedging interest rate variability on debt past two years. The actual amounts that we reclassify from Accumulated Other Comprehensive Income (Loss) to Net Income can differ due to market price changes.

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

Accounting for Asset Retirement Obligations
-------------------------------------------

The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations:

                                                                                       U.K. Plants,
                                                                                        Wind Mills
                                             Nuclear                   Ash              and Mining
                                         Decommissioning              Ponds             Operations          Total
                                         ---------------              -----            ------------         -----
                                                                            (in millions)

 Asset Retirement Obligation
  Liability at January 1, 2004
  Including Held for Sale                     $770.9                  $75.4                 $53.1           $899.4
 Accretion Expense                              41.9                    4.5                   2.4             48.8
 Foreign Currency
   Translation                                     -                      -                   0.6              0.6
 Liabilities Incurred                              -                      -                  17.7             17.7
 Liabilities Settled                               -                   (0.4)                (56.9)           (57.3)
 Revisions in Cash Flow Estimates                  -                      -                  15.0             15.0
                                              -------                 ------                ------          -------
 Asset Retirement Obligation
  Liability at September 30, 2004
  including Held for Sale                      812.8                   79.5                  31.9            924.2

 Less Asset Retirement Obligation
  Liability Held for Sale:
   South Texas Project (a)                    (231.2)                     -                     -           (231.2)
                                              -------                 ------                ------          -------
 Asset Retirement Obligation
  Liability at September 30, 2004             $581.6                  $79.5                 $31.9           $693.0
                                              =======                 ======                ======          =======

 (a)   We have signed an agreement to sell TCC's share of South Texas Project (see Note 7 for additional information).

Accretion expense is included in Maintenance and Other Operation expense in our accompanying Consolidated Statements of Operations.

At September 30, 2004 and December 31, 2003, the fair value of assets that are legally restricted for purposes of settling the nuclear decommissioning liabilities totaled $902 million and $845 million, respectively, of which $768 million and $720 million relating to the Cook Plant was recorded in Spent Nuclear Fuel and Decommissioning Trusts in our Consolidated Balance Sheets. The fair value of assets that are legally restricted for purposes of settling the nuclear decommissioning liabilities for the South Texas Project totaling $134 million and $125 million as of September 30, 2004 and December 31, 2003, respectively, was classified as Assets of Discontinued Operations and Held for Sale in our Consolidated Balance Sheets.

Reclassifications
-----------------

Certain prior period financial statement items have been reclassified to conform to current period presentation. Such reclassifications had no impact on previously reported Net Income.

2.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

FASB Interpretation Number (FIN) 46 (revised December 2003)"Consolidation of
 Variable Interest Entities" FIN 46R
----------------------------------------------------------------------------
We implemented FIN 46R, "Consolidation of Variable Interest Entities," effective March 31, 2004 with no material impact to our financial statements. FIN 46R is a revision to FIN 46 which interprets the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

Under FSP FAS 106-2, the current portion of the Medicare subsidy for employers who qualify for the tax-free subsidy is a reduction of ongoing FAS 106 cost, while the retroactive portion is an actuarial gain to be amortized over the average remaining service period of active employees, to the extent that the gain exceeds FAS 106's 10 percent corridor. The Medicare subsidy reduced our FAS 106 accumulated postretirement benefit obligation (APBO) related to benefits attributed to past service by $202 million. The tax-free subsidy reduced the 2004 year-to-date net periodic postretirement benefit cost, after adjustment to capitalization of employee benefits costs as a cost of construction projects, by a total of $20 million.

Future Accounting Changes
-------------------------

The FASB's standard-setting process is ongoing and until new standards have been finalized and issued by FASB, we cannot determine the impact on the reporting of our operations that may result from any such future changes. The FASB is currently working on several projects including discontinued operations, business combinations, liabilities and equity, revenue recognition, accounting for share-based compensation, pension plans, asset retirement obligations, earnings per share calculations, fair value measurements, accounting changes and related tax impacts. We also expect to see more FASB projects as a result of their desire to converge International Accounting Standards with those generally accepted in the United States of America. The ultimate pronouncements resulting from these and future projects could have an impact on our future results of operations and financial position.

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

In March 2003, the ALJ in this proceeding filed a Proposal for Decision (PFD) with a recommendation that TNC's under-recovered retail fuel balance be reduced. In March 2003, TNC established a provision for probable disallowance of $13 million based on the recommendations in the PFD. In May 2003, the PUCT reversed the ALJ on certain matters and remanded TNC's final fuel reconciliation to the ALJ to consider two issues: (1) the sharing of off-system sales margins from AEP's trading activities with customers for five years per the PUCT's interpretation of the Texas AEP/CSW merger settlement and (2) the inclusion of January 2002 fuel factor revenues and associated costs in the determination of the under-recovery. The PUCT proposed that the sharing of off-system sales margins for periods beyond the termination of the fuel factor should be recognized in the final fuel reconciliation proceeding. This would result in the sharing of margins for an additional three and one-half years after the end of the Texas ERCOT fuel factor. While management believes that the Texas merger settlement only provided for sharing of margins during the period fuel and generation costs were regulated by the PUCT, an additional provision of $10 million was recorded in December 2003.

In December 2003, the ALJ issued a PFD in the remand phase of the TNC fuel reconciliation recommending additional disallowances for the two remand issues. TNC filed responses to the PFD, and the PUCT announced a final ruling in the fuel reconciliation proceeding in January 2004 accepting the PFD. TNC received a written order in March 2004 and increased its provision by $1.5 million. In March 2004, various parties, including TNC, requested a rehearing of the PUCT's ruling. In May 2004, the PUCT reversed its position on the inclusion of MTM amounts in the allocation of system sales margins and remanded the case to the ALJ. As a result, TNC recorded an additional provision of $12 million in the second quarter of 2004 resulting in a provision for an over-recovery balance of approximately $7 million.

On July 2, 2004, the parties to the MTM remand proceeding filed a "Stipulation of Fact" in which all parties agreed to the quantification of the remanded issue. With the amounts included in the "Stipulation of Fact," the over-recovery balance would be $4 million. On October 13, 2004 the PUCT approved an order which included the amounts contained in the "Stipulation of Fact." The PUCT issued an order in the fuel reconciliation which reflected the "Stipulation of Fact" in October 2004. TNC will seek rehearing of the PUCT's order regarding issues other than the issue covered by the stipulation. TNC may appeal to the Texas District Court the PUCT's decision once all motions for rehearing have been adjudicated. Management expects to adjust its provision to an over-recovery balance of $4 million when it receives a final order in the fourth quarter 2004. Although management believes it has adequately provided for probable disallowances, a final order from the PUCT disallowing amounts in excess of the established provision could have a material adverse impact on future results of operations and cash flows.

In February 2002, TNC received a final order from the PUCT in a previous fuel reconciliation covering the period July 1997 through June 2000 and reflected the order in its financial statements. This final order was appealed to the Travis County District Court. In May 2003, the District Court upheld the PUCT's final order. That order was appealed by certain cities (the Cities) to the Third Court of Appeals. The Third Court of Appeals issued a ruling on September 23, 2004 upholding the District Court and the PUCT's final order. It is unknown at this time if the Cities will appeal to the Texas Supreme Court or if the court will hear the issue if they do.

TCC Fuel Reconciliation
-----------------------

In 2002, TCC filed its final fuel reconciliation with the PUCT to reconcile fuel costs to be included in its deferred over-recovery balance in the True-up Proceeding. This reconciliation covers the period from July 1998 through December 2001.

Based on the PUCT ruling in the TNC proceeding related to similar issues, TCC established a provision for probable adverse rulings of $81 million during 2003. On February 3, 2004, the ALJ issued a PFD in the TCC case recommending that the PUCT disallow $140 million in eligible fuel costs including some new items not considered in the TNC case, and other items considered but not disallowed in the TNC ruling. Based on an analysis of the ALJ's recommendations and the initial final order in the TNC fuel reconciliation, TCC established an additional provision of $13 million during the first quarter of 2004. In May 2004, the PUCT accepted most of the ALJ's recommendations in the TCC case, however, the PUCT rejected the ALJ's recommendation to impute capacity to certain energy-only purchased power contracts and remanded the issue to the ALJ to determine if any energy-only purchased power contracts during the reconciliation period include a capacity component that is not recoverable in fuel revenues. In testimony filed in the remand proceeding, TCC has asserted that its energy-only purchased power contracts do not include any capacity component. Intervenors, including the Office of Public Utility Counsel, have filed testimony recommending that $15 million to $30 million of TCC's purchased power costs reflect capacity costs which are not recoverable in the fuel reconciliations. Hearings were held in October 2004 on this remand issue. As a result of the PUCT's acceptance of most of the ALJ's recommendations in TCC's case and the PUCT's remand decision in the TNC case regarding the inclusion of MTM amounts in the allocation of AEP's net system sales margins, TCC increased its provision by $47 million in the second quarter of 2004. The over-recovery balance and the provisions for probable disallowances totaled $210 million including interest at September 30, 2004.

At this time, management is unable to predict the outcome of this proceeding. Management believes it has provided for all probable to-date disallowances pending receipt of a final order. A final order has not yet been issued in TCC's final fuel reconciliation. We will continue to challenge adverse decisions vigorously, including appeals if necessary. An order from the PUCT, disallowing amounts in excess of the established provision, could have a material adverse effect on future results of operations and cash flows. Additional information regarding the True-up Proceeding for TCC can be found in Note 4 "Customer
Choice and Industry Restructuring."

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

Virginia Fuel Factor Filing
---------------------------

On October 29, 2004 APCo filed with the Virginia SCC to increase its fuel factor effective January 1, 2005. The requested factor is estimated to increase revenues by approximately $19 million on an annual basis. This increase reflects a continuing rise in the projected cost of coal in 2005. This fuel factor adjustment will increase cash flows without impacting results of operations as any over-recovery or under-recovery of fuel cost would be deferred as a regulatory liability or a regulatory asset.

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

In February 2004, eight intervening parties and the PUCT Staff filed testimony recommending reductions to TCC's requested $67 million rate increase. The recommendations ranged from a decrease in existing rates of approximately $100 million to an increase in TCC's current rates of approximately $27 million. Hearings were held in March 2004. In May 2004, TCC agreed to a non-unanimous settlement on cost of capital including capital structure and return on equity with all but two parties in the proceeding. TCC agreed that the return on equity should be established at 10.125% based upon a capital structure with 40% equity resulting in a weighted cost of capital of 7.475%. The settlement and other agreed adjustments reduced TCC's rate request from $67 million to $41 million. The ALJs that heard the case issued their recommendations on July 2, 2004, including a recommendation to approve the cost of capital settlement. The ALJs recommended that an issue related to the allocation of consolidated tax savings to the transmission and distribution utility be remanded for additional evidence. On July 15, 2004, the PUCT remanded this issue to the ALJs. On August 19, 2004, in a separate ruling the PUCT remanded six other issues to the ALJs requesting revisions to clarify and further support the recommendations in the PFD. In addition, the PUCT ordered TCC to calculate its revenue requirements based upon the recommendations of the ALJs. On July 21, 2004, TCC filed its revenue requirements based upon the recommendations of the ALJs. According to TCC's calculations, the ALJs' recommendations reduce TCC's existing rates by a range of somewhere between $33 million and $43 million depending on the final resolution of the amount of consolidated tax savings. Hearings were held on the consolidated tax savings remand issue in September. The PUCT is expected to issue its decision by the end of 2004. Management is unable to predict the ultimate effect of this proceeding on TCC's rates, revenues, results of operations, cash flows and financial condition.

On September 2, 2004, a group of intervenors, with subsequent support of the PUCT Staff, filed a request that a $30 million temporary, or interim, rate reduction be ordered subject to refund or surcharge. On September 24, 2004 the PUCT issued an order denying the motion for reduced temporary rates.

Louisiana Compliance Filing
---------------------------

In October 2002, SWEPCo filed with the Louisiana Public Service Commission
(LPSC) detailed financial information typically utilized in a revenue requirement filing, including a jurisdictional cost of service. This filing was required by the LPSC as a result of its order approving the merger between AEP and CSW. The LPSC's merger order also provides that SWEPCo's base rates are capped at the present level through mid-2005. In April 2004, SWEPCo filed updated financial information with a test year ending December 31, 2003 as required by the LPSC. Both filings indicated that SWEPCo's current rates should not be reduced. Subsequently, direct testimony was filed on behalf of the LPSC recommending a $15.4 million reduction in SWEPCo's Louisiana jurisdictional base rates. SWEPCo's rebuttal testimony is due December 15, 2004. At this time, management is unable to predict the outcome of this proceeding. If a rate reduction is ordered in the future, it would adversely impact results of operations and cash flows.

Louisiana Fuel Audit
--------------------

The LPSC is performing an audit of SWEPCo's historical fuel costs. In addition, five SWEPCo customers filed a suit in the Caddo Parish District Court in January 2003 and filed a complaint with the LPSC. The customers claim that SWEPCo has overcharged them for fuel costs since 1975. The LPSC consolidated the customer complaint and audit. A status conference is scheduled for December 16, 2004 to schedule a hearing date. Although management believes that SWEPCo's fuel costs were proper and fuel costs incurred prior to 1999 were approved by the LPSC, we are unable to predict the outcome of these proceedings. If the actions of the LPSC or the Court result in a material disallowance of SWEPCo's fuel recoveries, it would have an adverse impact on results of operations and cash flows. The LPSC Staff consultant made recommendations to reduce recoverable fuel expense from SWEPCo's Louisiana retail customers. The consultant recommended that SWEPCo be required to refund $3.9 million (through December 2002) stating the amount should be recovered through base rates versus the fuel factor. An additional amount of $1.4 million for the period of January 2003 through September 2004 would also be required to be refunded. In addition, the LPSC Staff contends that SWEPCo's Pirkey Power Plant experienced poor performance during the years 1999, 2001 and 2002 and that the incremental cost of replacement power should be refunded. The consultant did not provide an amount associated with this recommendation, but management believes that the amount could be material. If the LPSC adopts any of the consultant's recommendations, it would adversely impact results of operations and cash flows.

PSO Fuel and Purchased Power
----------------------------

In 2002, PSO experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West electric operating companies of purchased power costs for periods prior to January 1, 2002. In July 2003, PSO filed with the OCC seeking to recover these reallocated costs over a period of 18 months. In August 2003, the OCC Staff filed testimony recommending PSO be granted recovery of $42.4 million of the reallocation over three years. In September 2003, the OCC expanded the case to include a full review of PSO's 2001 fuel and purchased power practices. PSO filed testimony in February 2004. An intervenor and the OCC Staff filed testimony in April 2004. The intervenor suggested that $8.8 million related to the 2002 reallocation not be recovered from customers. The Attorney General of Oklahoma also filed a statement of position, indicating allocated off-system sales margins between and among AEP operating companies were inconsistent with the FERC-approved Operating Agreement and System Integration Agreement and if corrected could more than offset the $44 million 2002 reallocation under-recovery. The intervenor and the OCC Staff also believed off-system sales margins were allocated incorrectly and that a reallocation by the intervenors of such margins would reduce PSO's recoverable fuel by an additional $6.8 million for 2000 and $10.7 million for 2001, while under the OCC Staff method, the reduction for 2001 would be $8.8 million. The intervenor and the OCC Staff also recommend recalculation of fuel for years subsequent to 2001 using the same revised methods. At a June 2004 prehearing conference, PSO questioned whether the issues in dispute were under the jurisdiction of the OCC because they relate to FERC-approved allocation agreements. As a result, the ALJ ordered that the parties brief the jurisdictional issue. PSO filed its brief on September 1, 2004. Subject to the OCC's decision as to jurisdiction, a hearing date has been set for January 2005. Management believes that fuel costs have been prudently incurred consistent with OCC rules, and that the allocation of off-system sales margins was made pursuant to the FERC-approved allocation agreements. If the OCC determines that a portion of PSO's unrecovered fuel and purchased power costs should not be recovered, there will be, subject to the FERC jurisdictional question, an adverse effect on PSO's results of operations, cash flows and possibly financial condition.

PSO Rate Review
---------------

In February 2003, the OCC filed an application requiring PSO to file all documents necessary for a general rate review. In October 2003 and June 2004, PSO filed financial information and supporting testimony in response to the OCC's requirements. PSO's response indicates that its annual revenues are $41 million less than costs. As a result, PSO is seeking OCC approval to increase its base rates by that amount, which is a 3.9% increase over PSO's existing revenues. Hearings are scheduled to begin in February 2005 to address cost of service, fuel procurement and resource planning issues.

On August 12, 2004, PSO filed a motion to amend the schedule to consider new service quality and reliability requirements which took effect on July 1, 2004. On August 30, 2004, the OCC approved a revised schedule. On October 4, 2004, PSO filed supplemental information requesting consideration of approximately $55 million of additional annual operations and maintenance expenses and annual capital costs to enhance system reliability. On November 4, 2004, PSO filed a plan with the OCC seeking interim rate relief to fund a portion of the costs to meet the new state service quality and reliability requirements pending the outcome of the current case. In the filing, PSO seeks interim approval to collect incremental distribution tree trimming costs of approximately $29 million from its customers. The OCC Staff and intervenors are scheduled to file testimony regarding their recommendations on revenue requirement, fuel procurement, resource planning and vegetation management in December 2004. Rebuttal testimony is to be filed in January 2005 with hearings beginning in February 2005. A decision is not expected until second quarter 2005.
Management is unable to predict the ultimate effect of these proceedings on PSO's revenues, results of operations, cash flows and financial condition.

RTO Formation/Integration
-------------------------

Based on FERC approvals in response to non-affiliated companies' requests to defer RTO formation costs, the AEP East companies deferred costs incurred under FERC orders to originally form a new RTO (the Alliance RTO) or subsequently to join an existing RTO (PJM). In July 2003, the FERC issued an order approving our continued deferral of both Alliance RTO formation costs and PJM integration costs including the deferral of a carrying charge thereon. The AEP East companies have deferred approximately $35 million of RTO formation and integration costs and related carrying charges through September 30, 2004. As a result of the subsequent delay in the integration of AEP's East transmission system into PJM, the FERC declined to rule, in its July 2003 order, on our request to transfer the deferrals to regulatory assets, and to maintain such deferrals until such time as the costs can be recovered from all users of AEP's East transmission system.

In its July 2003 order, the FERC indicated that it would review the deferred costs at the time they are transferred to a regulatory asset account and scheduled for amortization and recovery in the open access transmission tariff
(OATT) to be charged by PJM. Management believes that the FERC will grant permission for prudently incurred deferred RTO formation/integration costs to be amortized and included in the OATT. Whether the amortized costs will be fully recoverable depends upon the state regulatory commissions' treatment of the AEP East companies' portion of the OATT as these companies file rate cases. Presently, retail base rates are frozen or capped and cannot be increased for retail customers of CSPCo and OPCo until 2006 and I&M until 2005.

In August 2004, we filed an application with the FERC dividing the RTO formation/integration costs between PJM-billed integration costs including related carrying charges, and all other RTO formation/integration costs. We intend to file with the FERC to request that deferred PJM-billed integration costs be recovered. The AEP East companies will be responsible for paying the amount allocated by the FERC to the AEP zone since it will be attributable to their internal load. In our August 2004 application, we requested permission to amortize approximately one-half of the deferred costs within the AEP zone over fifteen years beginning on January 1, 2005. We also requested to begin amortizing the deferred PJM-billed integration costs on January 1, 2005, but we did not propose an amortization period in the application.

In the first quarter of 2003, the state of Virginia enacted legislation preventing APCo from joining an RTO prior to July 1, 2004 and thereafter only with the approval of the Virginia SCC, but required APCo join an RTO by January 1, 2005. In January 2004, APCo filed with the Virginia SCC a cost/benefit study covering the time period through 2014 as required by the Virginia SCC. The study results show a net benefit of approximately $98 million for APCo over the 11-year study period from AEP's participation in PJM. In August 2004, the Virginia SCC approved a stipulation that permits APCo to join PJM.

In July 2003, the KPSC denied KPCo's request to join PJM based in part on a lack of evidence that it would benefit Kentucky retail customers. In August 2003, KPCo sought and was granted a rehearing to submit additional evidence. In December 2003, AEP filed with the KPSC a cost/benefit study showing a net benefit of approximately $13 million for KPCo over the five-year study period from AEP's participation in PJM. In May 2004, the KPSC approved a stipulation that permits KPCo to join PJM and the FERC approved the stipulation in June 2004.

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

In November 2003, the FERC issued an order preliminarily finding that AEP must fulfill its CSW merger condition to join an RTO by integrating into PJM (transmission and markets) by October 1, 2004. The order was based on PURPA 205(a), which allows the FERC to exempt electric utilities from state law or regulation in certain circumstances. The FERC set several issues for public hearing before an ALJ. Those issues include whether the laws, rules, or regulations of Virginia and Kentucky are preventing AEP from joining an RTO and whether the exceptions under PURPA 205(a) apply. The FERC ALJ affirmed the FERC's preliminary findings in March 2004. The FERC issued an order related to this matter in June 2004 affirming its preliminary findings. In September 2004, Virginia filed an offer of settlement with the FERC in which they agreed to cease all attempts to obtain judicial relief from the June 2004 order on the condition that the FERC vacate the order. The FERC has not ruled on Virginia's settlement offer.

The AEP East companies integrated into PJM on October 1, 2004. The AEP East state regulatory Commissions have approved our integration with PJM and FERC has ordered us to defer our RTO formation/integration costs. Such costs will be recovered on an amortization basis through an OATT tariff charged to users of the system. The AEP East companies will also be charged by PJM for use of the system. AEP plans to seek recovery for the portion of the deferred RTO costs that are billed to the AEP East companies by PJM in future rate proceedings. The AEP East companies will expense their portion of the costs billed by PJM. Management is unable to predict whether the FERC will grant a long enough amortization period to allow for the opportunity for recovery of the non-PJM billed deferred RTO formation/integration costs in the AEP East state retail jurisdictions, and whether the state regulatory Commissions will ultimately permit recovery of such costs billed to the AEP East companies by PJM. If the FERC ultimately decides not to approve an amortization period that would provide us with the opportunity to include such costs in future retail rate filings or the FERC or the state commissions deny recovery of our share of these costs, future results of operations and cash flows could be adversely affected.

FERC Order on Regional Through and Out Rates
--------------------------------------------

In July 2003, the FERC issued an order directing PJM and the Midwest Independent System Operator (ISO) to make compliance filings for their respective OATTs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within the proposed Midwest ISO and expanded PJM regions (Combined Footprint). The elimination of the T&O rates will reduce the transmission service revenues collected by the RTOs and thereby reduce the revenues received by transmission owners under the RTOs' revenue distribution protocols. The order provided that affected transmission owners could file to offset the elimination of these revenues by increasing rates or utilizing a transitional rate mechanism to recover lost revenues that result from the elimination of the T&O rates. The FERC also found that the T&O rates of certain other companies that were then planning to join either PJM or Midwest Independent System Operator (MISO) ("Former Alliance RTO Participants"), including AEP, may be unjust, unreasonable, and unduly discriminatory or preferential for energy delivered in the Combined Footprint. The FERC also initiated an investigation and hearing in regard to these rates.

In November 2003, the FERC issued an order finding that the T&O rates of the Former Alliance RTO Participants should also be eliminated for transactions within the Combined Footprint. The order directed the RTOs and Former Alliance RTO Participants, including AEP, to file compliance rates to eliminate T&O rates prospectively within the Combined Footprint and simultaneously implement a load-based transitional rate mechanism called the seams elimination cost allocation (SECA), to mitigate the lost T&O revenues for a two-year transition period beginning April 1, 2004. The FERC was expected to implement a new rate design after the two-year period. As required by the FERC, AEP filed compliance tariff changes in January 2004 to eliminate the T&O charges within the Combined Footprint. Various parties raised issues with the SECA rate orders and the FERC implemented settlement procedures before an ALJ.

In April 2004, the FERC approved a settlement that delayed elimination of T&O rates until December 1, 2004 and provided principles and procedures for development of a new rate design for the Combined Footprint, to be effective on December 1, 2004. The settlement also provides that if the process did not result in the implementation of a new rate design on December 1, then the SECA rates will be implemented and will remain in effect until a new rate is implemented by the FERC. If implemented, the SECA rate would not be effective beyond March 31, 2006.

On September 16, 2004 the FERC Chief ALJ, acting as Settlement Judge, reported to the FERC that attempts to settle the issues had failed, and at least two competing long-term rate design proposals for the Combined Footprint were filed on October 1, 2004. AEP and several other utilities in the Combined Footprint have filed a proposal for new rates to become effective December 1, 2004.

The AEP East companies received approximately $157 million of T&O rate revenues for the twelve months ended December 31, 2003. At this time, management is unable to predict whether the rate design approved by the FERC will fully compensate the AEP East companies for their lost T&O revenues and whether any resultant increase in rates applicable to AEP's internal load will be recoverable on a timely basis from state retail customers. Unless new replacement rates compensate AEP for its lost revenues and any increase in AEP East Companies' transmission expenses from these new rates are fully recovered in retail rates on a timely basis, future results of operations, cash flows and financial condition will be adversely affected.

Indiana Fuel Order
------------------

On August 27, 2003, the IURC ordered that certain parties must negotiate the appropriate action on I&M's fuel cost recovery beginning March 1, 2004, following the February 2004 expiration of a fixed fuel adjustment charge (fixed pursuant to a prior settlement of the Cook Nuclear Plant outage issues). The fixed fuel adjustment charge capped fuel recoveries. In an agreement in connection with AEP's planned corporate separation, I&M agreed, contingent on AEP implementing the corporate separation, to a fixed fuel adjustment charge beginning March 2004 and continuing through December 2007. Although we have not corporately separated, certain parties believe the fixed fuel adjustment charge should continue beyond February 2004. Negotiations with the parties to resolve this issue are ongoing. The IURC ordered that the fixed fuel adjustment charge remain in place, on an interim basis, in March and April 2004.

In April 2004, the IURC issued an order that extended the interim fuel factor for May through September 2004, subject to true-up to actual fuel costs following the resolution of the issue regarding the corporate separation agreement. The IURC also issued an order that reopened the corporate separation docket to investigate issues related to the corporate separation agreement. In July 2004, we filed for approval of a fuel factor for the period October 2004 through March 2005. On September 22, 2004, the IURC issued an order extending the interim fuel factor for October 2004 through March 2005, subject to true-up upon resolution of the corporation separation issues. At September 30, 2004, I&M has over-recovered its fuel costs and has recorded a regulatory liability to refund such over-recovery. However, if I&M's position should shift to a net under-recovery, the fixed fuel adjustment factor, capping the fuel revenues, could adversely affect results of operations and cash flows if recovery is denied by the IURC.

Michigan 2004 Fuel Recovery Plan
--------------------------------

A 1999 Michigan Public Service Commission (MPSC) order approved a Settlement Agreement regarding the extended outage of the Cook Plant and fixed I&M's Power Supply Cost Recovery (PSCR) factors for the St. Joseph and Three Rivers rate areas through December 2003. As required, I&M filed its 2004 PSCR Plan with the MPSC on September 30, 2003 seeking new fuel and power supply recovery factors to be effective in 2004. A public hearing was held on March 10, 2004. On June 4, 2004, the ALJ recommended that SO2 and NOx net credits be excluded from the fuel recovery mechanism. I&M filed its exceptions in June 2004. A MPSC order is expected during the fourth quarter of 2004. As allowed by Michigan law, the proposed factors were effective on January 1, 2004, subject to review by the MPSC and possible adjustment. When SO2 and NOx are a net cost exclusion from the fuel cost recovery mechanism, it will adversely affect future results of operations and cash flows. On September 30, 2004, I&M filed its 2005 PSCR Plan.

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

On December 17, 2003, the PUCO adopted a set of rules concerning the method by which it will determine market rates for Default Service following the MDP. The rules provide for a Market Based Standard Service Offer (MBSSO) which would be a variable rate based on a transparent forward market, daily market, and/or hourly market prices. The rules also require a fixed-rate Competitive Bidding Process
(CBP) for residential and small nonresidential customers and permits a fixed-rate CBP for large general service customers and other customer classes. Customers who do not switch to a competitive generation provider can choose between the MBSSO and the CBP. Customers who make no choice will be served pursuant to the CBP. The rules also required that electric distribution utilities file an application for MBSSO and CBP by July 1, 2004. CSPCo and OPCo were recently granted a waiver from making the required MBSSO/CBP filing, pending the outcome of a rate stabilization plan they filed with the PUCO in February 2004.

The PUCO invited default service providers to propose an alternative to all customers moving to market prices on January 1, 2006. On February 9, 2004, CSPCo and OPCo filed rate stabilization plans with the PUCO addressing prices following the end of the MDP. If approved by the PUCO, prices would be established pursuant to CSPCo's and OPCo's plans for the period from January 1, 2006 through December 31, 2008. The plans are intended to provide price stability and certainty for customers, facilitate the development of a competitive retail market in Ohio, provide recovery of environmental and other costs during the plan period and improve the environmental performance of AEP's generation resources that serve Ohio customers. The plans include annual, fixed increases in the generation component of all customers' bills (3% annually for CSPCo and 7% annually for OPCo) in 2006, 2007 and 2008 and the opportunity for additional generation-related increases upon PUCO review and approval. For residential customers, however, if the temporary 5% generation rate discount provided by the Ohio Act were eliminated prior to December 31, 2005 as permitted by the Ohio Act, the fixed increases would be adjusted downward to reflect the effect of such elimination. Additionally, the plan includes the opportunity to annually request an additional increase averaging 4% per year for both companies in the event costs run beyond the level currently anticipated. The plans would maintain distribution rates through the end of 2008 for CSPCo and OPCo at the level effective on December 31, 2005. Such rates could be adjusted for specified reasons. Transmission charges could also be adjusted to reflect applicable charges approved by the FERC related to open access transmission, net congestion, and ancillary services. The plans also provide for continued amortization and recovery of stranded transition generation-related regulatory assets and for the deferral as regulatory assets in 2004 and 2005 of RTO costs and carrying charges on governmentally mandated, mainly environmental, capital expenditures. Hearings were held in June 2004 on the Companies' proposed rate stabilization plans. Briefs were submitted in July. The filings are pending before the PUCO.

The PUCO, in a recent order involving a non-affiliated company's rate stabilization plan, noted its reluctance to authorize automatic increases in any portion of rates and required a PUCO determination in the future prior to adjusting a rate component, instead of the automatic increases to the rate component which had been proposed. It also held that deferral during the MDP of certain expenses at issue in the case, for recovery after the MDP, would violate the rate cap under the Ohio Act. The PUCO has been asked in that case to reconsider these holdings and that request currently is pending. OPCo's and CSPCo's rate plans and the record in its cases are distinct from the rate plan and record considered by the PUCO in its recent order. In that regard, the PUCO has indicated in FirstEnergy companies' rate stabilization plans that these plans are specific to a company's requirements and characteristics and the PUCO's order in one case should not be considered precedent for another company's rate stabilization plan.

Management cannot predict whether CSPCo's and OPCo's plans will be approved as submitted nor can we predict the ultimate impact these proceedings will have on revenues, results of operations and cash flows.

As provided in stipulation agreements approved by the PUCO in 2000, we are deferring customer choice implementation costs and related carrying costs that are in excess of $40 million. The agreements provide for the deferral of these costs as a regulatory asset until the next distribution base rate cases. Through September 30, 2004, we incurred $75 million of such costs, and accordingly, we deferred $35 million for probable future recovery in distribution rates. Recovery of these regulatory assets will be subject to PUCO review in future Ohio filings for new distribution rates. If the rate stabilization plan is approved as filed, it would defer recovery of these amounts until the next distribution rate filing. Management believes that its deferred customer choice implementation costs were prudently incurred and should be recoverable in future distribution rates. If the PUCO determines that any of the deferred costs are unrecoverable, it would have an adverse impact on future results of operations and cash flows.

TEXAS RESTRUCTURING
-------------------

Texas Legislation enacted in 1999 provides the framework and timetable to allow retail electricity competition for all Texas customers. On January 1, 2002, customer choice of electricity supplier began in the ERCOT area of Texas. Customer choice has been delayed in the SPP area of Texas until at least January 1, 2007. TCC and TNC operate in ERCOT while SWEPCo and a small portion of TNC's business is in SPP.

The Texas Legislation, among other things:
 o provides for the recovery of stranded generation plant costs, generation-related regulatory assets and other generation true-up amounts through securitization and non-bypassable wires charges,
 o requires each utility to structurally unbundle into a retail electric provider, a power generation company and a transmission and distribution (T&D) utility,
 o  provides for an earnings test for each of the years 1999 through 2001 and,
 o  provides for a stranded cost True-up Proceeding after January 10, 2004.

The Texas Legislation also required vertically integrated utilities to legally separate their generation and retail-related assets from their transmission and distribution-related assets. Prior to 2002, TCC and TNC functionally separated their operations. AEP formed new subsidiaries to act as affiliated REPs for TCC and TNC effective January 1, 2002 (the start date of retail competition). In December 2002, AEP sold its two affiliated price-to-beat REPs to an unaffiliated company.

TEXAS TRUE-UP PROCEEDINGS
-------------------------

The True-up Proceedings will determine the amount and recovery of:
 o stranded generation plant costs and generation-related regulatory assets including any unrefunded accumulated excess earnings (stranded generation costs),
 o carrying charges on true-up amounts from January 1, 2002 (the commencement date of retail competition),
 o a true-up of actual market prices determined through legislatively-mandated capacity auctions to the power costs used in the PUCT's excess cost over market (ECOM) model for 2002 and 2003 (wholesale capacity auction true-up),
 o  final approved deferred fuel balance,
 o excess of price-to-beat revenues over market prices subject to certain conditions and limitations (retail clawback),
 o  and other true-up items.

The PUCT adopted a rule in 2003 regarding the timing of the True-up Proceedings scheduling TCC's filing in September 2004 or 60 days after the completion of the sale of TCC's generation assets, if later. TNC filed its true-up request in June 2004 and updated the filing in October 2004. Due to regulatory and contractual delays in the sale of its generating assets, TCC has not filed its true-up request.


True-up Net Regulatory Asset (Liability) Recorded at September 30, 2004:
------------------------------------------------------------------------               TCC               TNC
                                                                                       ---               ---
                                                                                           (in millions)

Components of Net Stranded Generation Costs:
Stranded Generation Plant Costs                                                      $1,079                $-
Unsecuritized Transition Generation Regulatory Asset                                    249                 -
Unrefunded Excess Earnings                                                              (15)                -
Other                                                                                   (56)                -
                                                                                     -------             -----

Net Stranded Generation Costs                                                         1,257                 -
                                                                                     -------             -----

Components of Other Recoverable True-up Amounts:
Wholesale Capacity Auction True-up                                                      480                 -
Retail Clawback (a)                                                                     (60)              (14)
Deferred Over-recovered Fuel Balance                                                   (210)               (7)
                                                                                     -------             -----

Other Recoverable True-up Amounts                                                       210               (21)
                                                                                     -------             -----

Total Recorded Net True-up Regulatory Asset (Liability)                              $1,467              $(21)
                                                                                     =======             =====

(a)  Only half of these amounts are actually recorded as regulatory liabilities, as the other half are the responsibility of the unaffiliated company that owns the affiliated price-to-beat REP.

 See discussion below of the above amounts.

Net Stranded Generation Costs
-----------------------------

The Texas Restructuring Legislation required utilities with stranded generation plant costs to use market-based methods to value certain generation assets for determining stranded generation plant costs. TCC is the only AEP subsidiary that has stranded generation plant costs under the Texas Legislation. TCC elected to use the sale of assets method to determine the market value of TCC's generation assets for determining stranded generation plant costs. For purposes of the True-up Proceeding, the amount of stranded generation plant costs under this market valuation methodology will be the amount by which the book value of TCC's generation assets exceeds the market value of the generation assets as measured by the net proceeds from the sale of the assets. Based on the prices established by the generation asset sales, discussed below, TCC recorded a net regulatory asset of $1.1 billion for its stranded generation plant costs from the sale of TCC's generation assets as shown in the table above, before accrual of any applicable carrying charges discussed below.

In June 2003, we began actively seeking buyers for 4,497 megawatts of TCC's generation capacity in Texas. We received bids for all of TCC's generation plants. In January 2004, TCC agreed to sell its 7.81% ownership interest in the Oklaunion Power Station to an unaffiliated third party for approximately $43 million. In March 2004, TCC agreed to sell its 25.2% ownership interest in STP for approximately $333 million and its other coal, gas and hydro plants for approximately $430 million to unaffiliated entities. Each sale is subject to specified price adjustments. TCC sent right of first refusal notices to the co-owners of Oklaunion and STP. TCC filed for FERC approval of the sales of Oklaunion, STP and the fossil and hydro plants. We received a notice from co-owners of Oklaunion and STP exercising their right of first refusal; therefore, SEC approval will be required. The original unaffiliated third party purchaser of Oklaunion has petitioned for a court order declaring its contract valid and the co-owners' rights of first refusal void. The sale of STP will also require approval from the Nuclear Regulatory Commission. On July 1, 2004, TCC completed the sale of the other coal, gas and hydro plants for approximately $425 million, net of adjustments. The closings of the sales of STP and Oklaunion plants are expected to occur in the first half of 2005, subject to clarification of the rights of first refusal and the necessary regulatory approvals. In addition, there could be delays in resolving litigation with a third party affecting Oklaunion. In order to sell these assets, TCC defeased all of its remaining outstanding first mortgage bonds in May 2004. In December 2003, we recognized as a regulatory asset an estimated impairment from the sale of TCC's generation assets. TCC is considering seeking a good cause exception to the true-up rule to allow TCC to make its true-up filing prior to the closings of the sales of all the generation assets.

In addition to its $1.1 billion of stranded generation plant costs, the Texas legislation permits TCC to recover its remaining unsecuritized net transition generation regulatory assets of $249 million less a regulatory liability for the unrefunded excess earnings of $15 million, discussed below. With other adjustments, TCC's recorded net stranded generation costs total $1.3 billion.

Unrefunded Excess Earnings
--------------------------

The Texas Legislation provides for the calculation of excess earnings for each year from 1999 through 2001. The total excess earnings determined by the PUCT for this three-year period were $3 million for SWEPCo, $47 million for TCC and $19 million for TNC. TCC, TNC and SWEPCo challenged the PUCT's treatment of fuel-related deferred income taxes and appealed the PUCT's final 2000 excess earnings to the Travis County District Court which upheld the PUCT ruling. After appealing the District Court ruling upholding the PUCT decision, the Third Court of Appeals reversed the PUCT order and the District Court's judgment. The District Court remanded to the PUCT an appeal of the same issue from the PUCT's 2001 order upon agreement of the parties after issuance of the Third Court of Appeals decision. On September 14, 2004, the parties to the PUCT remand reached an agreement, which changed the method for calculating excess earnings, which, in turn, revised the calculation for 2000 and 2001 consistent with the ruling of the court. Revised excess earnings for the three-year period were approximately $3 million for SWEPCo, $42 million for TCC and $15 million for TNC. The PUCT issued a final order approving the agreement in October 2004. Since an expense and regulatory liability had been accrued in prior years in compliance with the PUCT orders, the companies reversed a portion of their regulatory liability for the years 2000 and 2001 consistent with the Appeals Court's decision and credited amortization expense during the third quarter of 2003. Under the Texas legislation since TNC and SWEPCo do not have stranded generation plant cost, excess earnings have been applied to reduce T&D capital expenditures.

In 2001, the PUCT issued an order requiring TCC to return estimated excess earnings by reducing distribution rates by approximately $55 million plus accrued interest over a five-year period beginning January 1, 2002. Since excess earnings amounts were expensed in 1999, 2000 and 2001, the order had no additional effect on reported net income but reduces cash flows over the refund period. The remaining $15 million to be refunded is recorded as a regulatory liability at September 30, 2004 and can be included as a reduction to TCC's stranded generation plant costs. Management believes that TCC has stranded costs and that it was, therefore, inconsistent with the Texas restructuring legislation for the PUCT to order a refund prior to TCC's True-up Proceeding. TCC appealed the PUCT's premature refund of excess earnings to the Travis County District Court. That court affirmed the PUCT's decision and further ordered that the refunds be provided to ultimate customers. TCC has appealed the decision to the Third Court of Appeals.

Carrying Charges on Recoverable Stranded Costs
----------------------------------------------

In December 2001, the PUCT issued a rule concerning stranded cost true-up proceedings stating, among other things, that carrying costs on stranded costs would begin to accrue on the date that the PUCT issued its final order in the True-up Proceeding. TCC and one other Texas electric utility company filed a direct appeal of the rule to the Texas Third Court of Appeals contending that carrying costs should commence on January 1, 2002, the day that retail customer choice began in ERCOT.

The Third Court of Appeals ruled against the utilities, who then appealed to the Texas Supreme Court. On June 18, 2004, the Texas Supreme Court reversed the decision of the Third Court of Appeals determining that a carrying cost should be accrued beginning January 1, 2002 and remanded the proceeding to the PUCT for further consideration. The Supreme Court determined that utilities with stranded costs are not permitted to over-recover stranded costs and the PUCT should address whether any portion of the 2002 and 2003 wholesale capacity auction true-up regulatory asset includes a recovery of stranded costs or carrying costs on stranded costs. A motion for rehearing with the Supreme Court was denied and the ruling is final.

The PUCT in September 2004 considered the Supreme Court's decision in true-up hearings held for another utility, CenterPoint Energy, Inc. (CenterPoint). In that case while the PUCT has indicated preliminary positions regarding the methodology to calculate recoverable carrying costs, uncertainties exist as to the ultimate methodology that will be adopted by the PUCT in its final order. The final order in the CenterPoint case is expected to be issued later in November 2004. If the final order in the CenterPoint case resolves the existing uncertainties, TCC will record a carrying cost back to January 1, 2002 in the fourth quarter of 2004 as an increase to its net true-up regulatory asset.
At this time we are unable to determine the amount of such carrying cost pending receipt of the final CenterPoint order.

Wholesale Capacity Auction True-up
----------------------------------

The Texas Legislation required that electric utilities and their affiliated power generation companies (PGC) offer for sale at auction, in 2002, 2003 and thereafter, at least 15% of the PGC's Texas jurisdictional installed generation capacity in order to promote competitiveness in the wholesale market through increased availability of generation. Actual market power prices received in the state-mandated auctions are used to calculate the wholesale capacity auction true-up revenues for the True-up Proceeding. According to PUCT rules, the wholesale capacity auction true-up is only applicable to the years 2002 and 2003. TCC recorded a $480 million regulatory asset and related revenues which represent the quantifiable amount of the wholesale capacity auction true-up for the years 2002 and 2003.

In the true-up proceeding of CenterPoint, while the PUCT has indicated preliminary positions regarding modifications of the calculation of the wholesale capacity auction true-up reflecting CenterPoint's specific facts and circumstances, uncertainties exist as to the ultimate modifications and calculations that will be adopted by the PUCT in its final order and if TCC's facts and circumstances will result in similar results in its true-up proceeding. Specifically, the PUCT is evaluating whether the amount of depreciation in the ECOM model on generation assets for 2002 and 2003 used to calculate the wholesale capacity auction true-up is a recovery of net stranded generation costs and should reduce the recoverable cost. The total TCC depreciation in the ECOM Model for the 2002-2003 period was $238 million. Upon issuance of a final written order in the CenterPoint case, management will evaluate the order and, if appropriate, record a provision for any amount that is no longer probable of recovery as a result of final decisions in the order which are applicable to TCC. The CenterPoint order is expected to be issued later in November 2004.

Retail Clawback
---------------

The Texas Legislation provides for the affiliated price-to-beat (PTB) retail electric providers (REPs) serving residential and small commercial customers to refund to its T&D utility the excess of the PTB revenues over market prices (subject to certain conditions and a limitation of $150 per customer). This is the retail clawback. If, prior to January 1, 2004, 40% of the load for the residential or small commercial classes is served by competitive REPs, the retail clawback is not applicable for that class of customer. During 2003, TCC and TNC filed to notify the PUCT that competitive REPs serve over 40% of the load in the small commercial class. The PUCT approved TCC's and TNC's filings in December 2003. In 2002, AEP had accrued a regulatory liability of approximately $9 million for the small commercial retail clawback on its REP's books. When the PUCT certified that the REP's in TCC and TNC service territories had reached the 40% threshold, the regulatory liability was no longer required for the small commercial class and was reversed in December 2003. Based upon customer information filed by the unaffiliated company which operates as the price-to-beat REP for TCC and TNC, we updated the estimated residential retail clawback regulatory liability in May 2004. At September 30, 2004, TCC's retail clawback regulatory liability was $30 million and TNC's was $7 million.

Fuel Balance Recoveries
-----------------------

In 2002, TNC filed with the PUCT seeking to reconcile fuel costs and to establish its deferred unrecovered fuel balance applicable to retail sales within its ERCOT service area for inclusion in the True-up Proceeding. In January 2004, the PUCT announced a final ruling in TNC's fuel reconciliation case. The PUCT issued a written order in March 2004. Various parties, including TNC, requested rehearing of the PUCT's order. In May 2004, the PUCT reversed certain prior rulings which resulted in an over-recovered balance of $7 million. In October 2004, the PUCT issued a final order which resulted in a reduction in the over-recovery balance to $4 million. TNC filed an update to its true-up filing to reflect the PUCT's final order in October 2004.

In 2002, TCC filed with the PUCT to reconcile fuel costs and to establish its deferred over-recovery fuel balance for inclusion in the True-up Proceeding. In May 2004, the PUCT remanded TCC's fuel proceeding to the ALJ to consider additional evidence on one issue. TCC has provided for a $210 million over-recovery balance at September 30, 2004. Management believes that TCC has provided for all probable to-date disallowances pending the remand and receipt of a final order. However, due to the remand, management is unable to predict the amount of any additional disallowances of TCC's final fuel over-recovery balance which will be included in its True-up Proceeding until the remand is completed and a final order issued.

See TCC Fuel Reconciliation and TNC Fuel Reconciliation in Note 3 "Rate Matters" for further discussion.

Stranded Cost Recovery
----------------------

When the True-up Proceeding is completed, TCC intends to file to recover PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying charges, through a non-bypassable competition transition charge in the regulated T&D rates. TCC intends to seek to securitize the approved net stranded generation costs plus related carrying costs. The annual costs of securitization are recovered through a non-bypassable transition charge collected by the T&D utility over the term of the securitization bonds. The other approved net true-up items will be recovered or refunded through a non-bypassable competition transition wires charge or credit.

TCC's recorded net regulatory asset for amounts subject to approval in the True-up Proceeding is approximately $1.5 billion at September 30, 2004. We expect that TCC's True-up Proceeding filing will seek to recover an amount in excess of the total of its recorded net regulatory asset through September 30, 2004. This is primarily due to the fact that TCC has not been able to accrue a carrying cost to date as a result of uncertainties that exist. Management expects to be able to record a carrying cost in the fourth quarter of 2004 based on the final order in the CenterPoint case.

Due to the preliminary nature of the pending CenterPoint proceedings and the consequent uncertainty, differences between CenterPoint's and TCC's facts and circumstances and the lack of direct applicability of the CenterPoint proceeding to TCC's recorded assets, we cannot, at this time, determine whether disallowances that may be applicable to CenterPoint would be applicable to TCC. We believe that our recorded regulatory assets are in compliance with Texas Legislation and we intend to seek vigorously recovery of all of these amounts. If, however, we determine that it is probable TCC cannot recover a portion of its recorded net true-up regulatory asset of $1.5 billion and we are able to estimate the amount of such non-recovery, we will record a provision for such amount which could have a material adverse effect on future results of operations, cash flows and possibly financial condition. To the extent decisions in the TCC True-up Proceeding differ from management expectations based in part on our evaluation of the final CenterPoint decision, additional material disallowances are possible.

TNC 2004 True-up Filing
-----------------------

In June 2004, TNC filed its True-up Proceeding including the fuel reconciliation balance and the retail clawback calculation. The amount of the deferred over recovered fuel balance recorded at September 30, 2004 was approximately $7 million. The retail clawback regulatory liability included in the filing was adjusted in the second quarter of 2004 to $7 million (TNC's allocated portion of the REPs' retail clawback) reflecting the number of customers served on January 1, 2004. TNC filed an update to the true-up filing to reflect the final order in its fuel reconciliation proceeding in October 2004 which adjusted its over-recovery balance to $4.7 million inclusive of interest.

VIRGINIA RESTRUCTURING
----------------------

In April 2004, the Governor of Virginia signed legislation which extends the transition period for electricity restructuring, including capped rates, through December 31, 2010. The legislation provides specified cost recovery opportunities during the capped rate period, including two optional general base rate changes and an opportunity for timely recovery, through a separate rate mechanism, of certain incremental environmental and reliability costs incurred on and after July 1, 2004.

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

As discussed in the Commitments and Contingencies note within our 2003 Annual Report, we continue to be involved in various legal matters. The 2003 Annual Report should be read in conjunction with this report in order to understand the other material nuclear and operational matters without significant changes since our disclosure in the 2003 Annual Report. The material matters discussed in the 2003 Annual Report without significant changes in status since year-end include, but are not limited to, (1) nuclear matters, (2) construction commitments, (3) potential uninsured losses, (4) California lawsuits, (5) Bank of Montreal Claim, and (6) FERC proposed Standard Market Design. See disclosure below for significant matters with changes in status subsequent to the disclosure made in our 2003 Annual Report.

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

On June 18, 2004, the Federal EPA issued a Notice of Violation (NOV) in order to "perfect" its complaint in the pending litigation. The NOV expands the number of alleged "modifications" undertaken at the Muskingum River, Cardinal, Conesville and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV are already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaint and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing.

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

On August 26, 2003, the District Court for the Middle District of South Carolina issued a decision on cross-motions for summary judgment prior to a liability trial in a case pending against Duke Energy Corporation, an unaffiliated utility. The District Court denied all the pending motions, but set forth the legal standards that will be applied at the trial in that case. The District Court determined that the Federal EPA bears the burden of proof on the issue of whether a practice is "routine maintenance, repair, or replacement" and on whether or not a "significant net emissions increase" results from a physical change or change in the method of operation at a utility unit. However, the Federal EPA must consider whether a practice is "routine within the relevant source category" in determining if it is "routine." Further, the Federal EPA must calculate emissions by determining first whether a change in the maximum achievable hourly emission rate occurred as a result of the change, and then must calculate any change in annual emissions holding hours of operation constant before and after the change. The Federal EPA requested reconsideration of this decision, or in the alternative, certification of an interlocutory appeal to the Fourth Circuit Court of Appeals, and the District Court denied the Federal EPA's motion. On April 13, 2004, the parties filed a joint motion for entry of final judgment, based on stipulations of relevant facts that obviated the need for a trial, but preserving plaintiffs' right to seek an appeal of the federal prevention of significant deterioration (PSD) claims. On April 14, 2004, the Court entered final judgment for Duke Energy on all of the PSD claims made in the amended complaints, and dismissed all remaining claims with prejudice. The United States subsequently filed a notice of appeal to the Fourth Circuit Court of Appeals. The case was briefed in September 2004.

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

On June 26, 2003, the United States Court of Appeals for the District of Columbia Circuit granted a petition by the Utility Air Regulatory Group (UARG), of which our subsidiaries are members, to reopen petitions for review of the 1980 and 1992 Clean Air Act rulemakings that are the basis for the Federal EPA claims in our case and other related cases. On August 4, 2003, UARG filed a motion to separate and expedite review of their challenges to the 1980 and 1992 rulemakings from other unrelated claims in the consolidated appeal. The Circuit Court denied that motion on September 30, 2003. The central issue in these petitions concerns the lawfulness of the emissions increase test, as currently interpreted and applied by the Federal EPA in its utility enforcement actions. A decision by the D. C. Circuit Court could significantly impact further proceedings in our case. Briefing continues in this case and oral argument is scheduled for January 2005.

On August 27, 2003, the Administrator of the Federal EPA signed a final rule that defines "routine maintenance repair and replacement" to include "functionally equivalent equipment replacement." Under the new final rule, replacement of a component within an integrated industrial operation (defined as a "process unit") with a new component that is identical or functionally equivalent will be deemed to be a "routine replacement" if the replacement does not change any of the fundamental design parameters of the process unit, does not result in emissions in excess of any authorized limit, and does not cost more than twenty percent of the replacement cost of the process unit. The new rule is intended to have a prospective effect, and was to become effective in certain states 60 days after October 27, 2003, the date of its publication in the Federal Register, and in other states upon completion of state processes to incorporate the new rule into state law. On October 27, 2003, twelve states, the District of Columbia and several cities filed an action in the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the new rule. The UARG has intervened in this case. On December 24, 2003, the Circuit Court granted a motion from the petitioners to stay the effective date of this rule, which had been December 26, 2003.

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

On July 21, 2004, the Sierra Club issued a notice of intent to file a citizen suit claim against DPL, Inc., Cinergy Corporation, CSPCo, and The Dayton Power & Light Company for alleged violations of the New Source Review programs at the Stuart Station. CSPCo owns a 26% share of the Stuart Station. On September 21, 2004, the Sierra Club filed a complaint under the citizen suit provisions of the CAA in the United States District Court for the Southern District of Ohio alleging that violations of the PSD and New Source Performance Standards requirements of the CAA and the opacity provisions of the Ohio state implementation plan occurred at the J.M. Stuart Station, and seeking injunctive relief and civil penalties. We believe the allegations in the complaint are without merit, and intend to defend vigorously this action. Management is unable to predict the timing of any future action by the special interest group or the effect of such actions on future operations or cash flows.

SWEPCo Notice of Enforcement and Notice of Citizen Suit
-------------------------------------------------------

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the Clean Air Act for alleged violations of various permit conditions in permits issued to SWEPCo's Welsh, Knox Lee, and Pirkey plants. This notice was prompted by allegations made by a terminated AEP employee. The allegations at the Welsh Plant concern compliance with emission limitations on particulate matter and carbon monoxide, compliance with a referenced design heat input value, and compliance with certain reporting requirements. The allegations at the Knox Lee Plant relate to the receipt of an off-specification fuel oil, and the allegations at Pirkey Plant relate to testing and reporting of volatile organic compound emissions. No action can be commenced until 60 days after the date of notice.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. The summary includes allegations concerning compliance with certain recordkeeping and reporting requirements, compliance with a referenced design heat input value in the Welsh permit, compliance with a fuel sulfur content limit, and compliance with emission limits for sulfur dioxide.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On August 30, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the reporting of volatile organic compound emissions at the Pirkey Plant.

SWEPCo has previously reported to the TCEQ, deviations related to the receipt of off-specification fuel at Knox Lee, the volatile organic compound emissions at Pirkey, and the referenced recordkeeping and reporting requirements and heat input value at Welsh. We are preparing additional responses to the Notice of Enforcement and the notice from the special interest groups. Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, financial condition or cash flows.

Carbon Dioxide Public Nuisance Claims
-------------------------------------

On July 21, 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other unaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of two special interest groups. The actions allege that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and seek injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. Management believes the actions are without merit and intends to defend vigorously against the claims.

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

In May 2004, an updated decommissioning study was completed for STP. The study estimates TCC's share of the decommissioning costs of STP to be $344 million in nondiscounted 2004 dollars. We are currently analyzing the STP study to determine the effect on our asset retirement obligations (ARO) and will make any appropriate adjustments to the ARO liability and related regulatory asset in the fourth quarter 2004. As discussed in Note 7, TCC is in the process of selling its ownership interest in STP to a non-affiliate, and upon completion of the sale it is anticipated that TCC will no longer be obligated for nuclear decommissioning liabilities associated with STP.

Operational
-----------

Power Generation Facility
-------------------------

We have agreements with Juniper Capital L.P. (Juniper) under which Juniper constructed and financed a non-regulated merchant power generation facility (Facility) near Plaquemine, Louisiana and leased the Facility to us. We have subleased the Facility to the Dow Chemical Company (Dow). The Facility is a Dow-operated "qualifying cogeneration facility" for purposes of PURPA. Commercial operation of the Facility as required by the agreements between Juniper, AEP and Dow was achieved on March 18, 2004. The initial term of our lease with Juniper (Juniper Lease) commenced on March 18, 2004 and terminates on June 17, 2009. We may extend the term of the Juniper Lease for up to 30 years. Our lease of the Facility is reported as an owned asset under a lease financing transaction. Therefore, the asset and related liability for the debt and equity of the facility are recorded on our balance sheet.

Juniper is an unaffiliated limited partnership, formed to construct or otherwise acquire real and personal property for lease to third parties, to manage financial assets and to undertake other activities related to asset financing.

At September 30, 2004, Juniper's acquisition costs for the Facility totaled $520 million, and we estimate total costs for the completed Facility to be approximately $525 million, funded through long-term debt financing of $494 million and equity of $31 million from investors with no relationship to AEP or any of our subsidiaries. For the initial 5-year lease term, the base lease rental is equal to the interest on Juniper's debt financing at a variable rate indexed to three-month LIBOR (1.975% on September 30, 2004) plus 100 basis points, plus a fixed return on Juniper's equity investment in the Facility and certain other fixed amounts. Consequently, as LIBOR increases, the base rental payments under the Juniper Lease will also increase.

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

OPCo has also agreed to sell up to approximately 800 MW of energy to Tractebel Energy Marketing, Inc. (TEM) for a period of 20 years under a Power Purchase and Sale Agreement dated November 15, 2000, (PPA), at a price that is currently in excess of market. Beginning May 1, 2003, OPCo tendered replacement capacity, energy and ancillary services to TEM pursuant to the PPA that TEM rejected as non-conforming. Commercial operation for purposes of the PPA began April 2, 2004.

On September 5, 2003, TEM and AEP separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. We allege that TEM has breached the PPA, and we are seeking a determination of our rights under the PPA. TEM alleges that the PPA never became enforceable, or alternatively, that the PPA has already been terminated as the result of AEP's breaches. If the PPA is deemed terminated or found to be unenforceable by the court, we could be adversely affected to the extent we are unable to find other purchasers of the power with similar contractual terms and to the extent we do not fully recover claimed termination value damages from TEM. The corporate parent of TEM (Tractebel SA) has provided a limited guaranty.

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

On March 26, 2004, OPCo requested that TEM provide assurances of performance of its future obligations under the PPA, but TEM refused to do so. As indicated above, OPCo also gave notice to TEM and declared April 2, 2004 as the "Commercial Operations Date." Despite OPCo's prior tenders of replacement electric power products to TEM beginning May 1, 2003 and despite OPCo's tender of electric power products from the Facility to TEM beginning April 2, 2004, TEM refused to accept and pay for them under the terms of the PPA. On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under the PPA, (ii) would be seeking a declaration from the New York federal court that the PPA has been terminated and (iii) would be pursuing against TEM, and Tractebel SA under the guaranty, damages and the full termination payment value of the PPA.

Merger Litigation
-----------------

In 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to adequately explain that the June 15, 2000 merger of AEP with CSW meets the requirements of the PUHCA and sent the case back to the SEC for further review. Specifically, the court told the SEC to revisit the basis for its conclusion that the merger met PUHCA requirements that utilities be "physically interconnected" and confined to a "single area or region." In August 2004 the SEC announced it would conduct hearings on this issue. The hearing is scheduled for January 2005.

In its June 2000 approval of the merger, the SEC agreed with AEP that the companies' systems are integrated because they have transmission access rights to a single high-voltage line through Missouri and also met the PUHCA's single region requirement. In its ruling, the appeals court said that the SEC failed to support and explain its conclusions that the interconnection and single region requirements are satisfied.

Management believes that the merger meets the requirements of the PUHCA and expects the matter to be resolved favorably.

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

Enron Bankruptcy - Bammel storage facility and HPL indemnification matters - In connection with the 2001 acquisition of HPL, we entered into a prepaid arrangement under which we acquired exclusive rights to use and operate the underground Bammel gas storage facility and appurtenant pipelines pursuant to an agreement with BAM Lease Company. This exclusive right to use the referenced facility is for a term of 30 years, with a renewal right for another 20 years.

In January 2004, we filed an amended lawsuit against Enron and its subsidiaries in the U.S. Bankruptcy Court claiming that Enron did not have the right to reject the Bammel storage facility agreement or the cushion gas use agreement, described below. In April 2004, AEP and Enron entered into a settlement agreement under which we will acquire title to the Bammel gas storage facility and related pipeline and compressor assets, plus 10.5 billion cubic feet (BCF) of natural gas currently used as cushion gas for $115 million. AEP and Enron will mutually release each other from all claims associated with the Bammel facility, including our indemnity claims. The settlement received Bankruptcy Court approval on September 30, 2004 and is expected to close in the fourth quarter 2004. The parties' respective trading claims and Bank of America's (BOA) purported lien on approximately 55 BCF of natural gas in the Bammel storage reservoir (as described below) are not covered by the settlement agreement.

Enron Bankruptcy - Right to use of cushion gas agreements - In connection with the 2001 acquisition of HPL, we also entered into an agreement with BAM Lease Company, which grants HPL the exclusive right to use approximately 65 BCF of cushion gas (the 10.5 BCF and 55 BCF described in the preceding paragraph) required for the normal operation of the Bammel gas storage facility. At the time of our acquisition of HPL, BOA and certain other banks (the BOA Syndicate) and Enron entered into an agreement granting HPL the exclusive use of 65 BCF of cushion gas. Also at the time of our acquisition, Enron and the BOA Syndicate also released HPL from all prior and future liabilities and obligations in connection with the financing arrangement.

After the Enron bankruptcy, HPL was informed by the BOA Syndicate of a purported default by Enron under the terms of the financing arrangement. In July 2002, the BOA Syndicate filed a lawsuit against HPL in the state court of Texas seeking a declaratory judgment that the BOA Syndicate has a valid and enforceable security interest in gas purportedly in the Bammel storage reservoir. In December 2003, the Texas state court granted partial summary judgment in favor of the BOA Syndicate. HPL appealed this decision. In June 2004, BOA filed an amended petition in a separate lawsuit in Texas state court seeking to obtain possession of up to 55 BCF of storage gas in the Bammel storage facility or its fair value. Following an adverse decision on its motion to obtain possession of this gas, BOA voluntarily dismissed this action. In October 2004, BOA refiled this action. HPL filed a motion to have the case assigned to the judge who heard the case originally and that motion was granted. HPL intends to defend vigorously against BOA's claims.

In October 2003, AEP filed a lawsuit against BOA in the United States District Court for the Southern District of Texas. BOA led a lending syndicate involving the 1997 gas monetization that Enron and its subsidiaries undertook and the leasing of the Bammel underground gas storage reservoir to HPL. The lawsuit asserts that BOA made misrepresentations and engaged in fraud to induce and promote the stock sale of HPL, that BOA directly benefited from the sale of HPL and that AEP undertook the stock purchase and entered into the Bammel storage facility lease arrangement with Enron and the cushion gas arrangement with Enron and BOA based on misrepresentations that BOA made about Enron's financial condition that BOA knew or should have known were false including that the 1997 gas monetization did not contravene or constitute a default of any federal, state, or local statute, rule, regulation, code or any law. In February 2004, BOA filed a motion to dismiss this Texas federal lawsuit. In September 2004, the Magistrate Judge issued a Recommended Decision and Order recommending that BOA's Motion to Dismiss be denied, that the five counts in the lawsuit seeking declaratory judgments involving the Bammel reservoir and the right to use and cushion gas consent agreements be transferred to the Southern District of New York and that the four counts alleging breach of contract, fraud and negligent misrepresentation proceed in the Southern District of Texas. BOA has objected to the Magistrate Judge's decision and the matter is now before the District Judge.

In February 2004, in connection with BOA's dispute, Enron filed Notices of Rejection regarding the cushion gas exclusive right to use agreement and other incidental agreements. We have objected to Enron's attempted rejection of these agreements.

Enron Bankruptcy - Commodity trading settlement disputes - In September 2003, Enron filed a complaint in the Bankruptcy Court against AEPES challenging AEP's offsetting of receivables and payables and related collateral across various Enron entities and seeking payment of approximately $125 million plus interest in connection with gas-related trading transactions. AEP has asserted its right to offset trading payables owed to various Enron entities against trading receivables due to several AEP subsidiaries. The parties are currently in non-binding court-sponsored mediation.

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

Enron Bankruptcy - Summary - The amount expensed in prior years in connection with the Enron bankruptcy was based on an analysis of contracts where AEP and Enron entities are counterparties, the offsetting of receivables and payables, the application of deposits from Enron entities and management's analysis of the HPL related purchase contingencies and indemnifications. As noted above, Enron has challenged our offsetting of receivables and payables and there is a dispute regarding the cushion gas agreement. Although management is unable to predict the outcome of these lawsuits, it is possible that their resolution could have an adverse impact on our results of operations, cash flows or financial condition.

Shareholder Lawsuits
--------------------

In the fourth quarter of 2002 and the first quarter of 2003, lawsuits alleging securities law violations and seeking class action certification were filed in federal District Court, Columbus, Ohio against AEP, certain AEP executives, and in some of the lawsuits, members of the AEP Board of Directors and certain investment banking firms. The lawsuits claim that we failed to disclose that alleged "round trip" trades resulted in an overstatement of revenues, that we failed to disclose that our traders falsely reported energy prices to trade publications that published gas price indices and that we failed to disclose that we did not have in place sufficient management controls to prevent "round trip" trades or false reporting of energy prices. The plaintiffs sought recovery of an unstated amount of compensatory damages, attorney fees and costs. The Court appointed a lead plaintiff who filed a Consolidated Amended Complaint. We filed a Motion to Dismiss the Consolidated Amended Complaint. Also, in the first quarter of 2003, a lawsuit making essentially the same allegations and demands was filed in state Common Pleas Court, Columbus, Ohio against AEP, certain executives, members of the Board of Directors and our independent auditor. We removed this case to federal District Court in Columbus and the Court denied plaintiff's motion to remand the case to state court. In September 2004, the U.S. District Court Judge dismissed the cases and expressly denied the plaintiffs' request for an opportunity to file amended complaints with new or revised allegations. Plaintiffs did not appeal this decision.

In the fourth quarter of 2002, two shareholder derivative actions were filed in state court in Columbus, Ohio against AEP and its Board of Directors alleging a breach of fiduciary duty for failure to establish and maintain adequate internal controls over our gas trading operations. These cases have been stayed pending the outcome of our Motion to Dismiss the Consolidated Amended Complaint in the federal securities lawsuits. In October 2004 plaintiffs agreed to dismiss these cases. Also, in the fourth quarter of 2002 and the first quarter of 2003, three putative class action lawsuits were filed against AEP, certain AEP executives and AEP's Employee Retirement Income Security Act (ERISA) Plan Administrator alleging violations of ERISA in the selection of AEP stock as an investment alternative and in the allocation of assets to AEP stock. The ERISA actions are pending in federal District Court, Columbus, Ohio. In these actions, the plaintiffs seek recovery of an unstated amount of compensatory damages, attorney fees and costs. We filed a Motion to Dismiss these actions, which the Court denied. We have filed a Motion for Leave to file an interlocutory appeal seeking review of part of the Court's decision. The cases are in the discovery stage. We intend to continue to defend vigorously against these claims.

Cornerstone Lawsuit
-------------------

In the third quarter of 2003, Cornerstone Propane Partners filed an action in the United States District Court for the Southern District of New York against forty companies, including AEP and AEPES seeking class certification and alleging unspecified damages from claimed price manipulation of natural gas futures and options on the NYMEX from January 2000 through December 2002. Thereafter, two similar actions were filed in the same court against a number of companies including AEP and AEPES making essentially the same claims as Cornerstone Propane Partners and also seeking class certification. On December 5, 2003, the Court issued its initial Pretrial Order consolidating all related cases, appointing co-lead counsel and providing for the filing of an amended consolidated complaint. In January 2004, plaintiffs filed an amended consolidated complaint. We and the other defendants filed a motion to dismiss the complaint which the Court denied in September 2004. We intend to defend vigorously against these claims.

Texas Commercial Energy, LLP Lawsuit
------------------------------------

Texas Commercial Energy, LLP (TCE), a Texas Retail Electric Provider (REP), filed a lawsuit in federal District Court in Corpus Christi, Texas, in July 2003, against us and four of our subsidiaries, certain unaffiliated energy companies and ERCOT. The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against the AEP companies, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs. Two additional parties, Utility Choice, LLC and Cirro Energy Corporation, have sought leave to intervene as plaintiffs asserting similar claims. We filed a Motion to Dismiss in September 2003. In February 2004, TCE filed an amended complaint. We filed a Motion to Dismiss the amended complaint. In June 2004, the Court dismissed all claims against the AEP companies. TCE has appealed the trial court's decision to the United States Court of Appeals for the Fifth Circuit.

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

On September 30, 2003, the CFTC filed a complaint against AEP and AEPES in federal district court in Columbus, Ohio. The CFTC alleges that AEP and AEPES provided false or misleading information about market conditions and prices of natural gas in an attempt to manipulate the price of natural gas in violation of the Commodity Exchange Act. The CFTC seeks civil penalties, restitution and disgorgement of benefits. We responded to the complaint in September 2004. In 2003 we recorded a provision related to these matters. We have engaged in settlement discussions with several agencies and are evaluating whether to conclude settlements in order to put these investigations behind us even though we believe we have meritorious legal positions and defenses. If we elect to settle all matters, the payments could exceed the 2003 provision and could have a material impact on our 2004 earnings and cash flows.

FERC Market Power Mitigation
----------------------------

In April 2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market-based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. These two screening tests include a "pivotal supplier" test which determines if the market load can be fully served by alternative suppliers and a "market share" test which compares the amount of surplus generation at the time of the applicant's minimum load. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order and directing AEP and two unaffiliated utilities to file generation market power analyses within 30 days. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way.

On August 9, 2004, AEP submitted its Market Power Analysis pursuant to the FERC's Orders on Rehearing. The analysis focused on the three major areas in which AEP serves load and owns generation resources -- ECAR, SPP and ERCOT, and the "first tier" control areas for each of those areas.

The pivotal supplier and market share screen analyses that AEP filed demonstrated that AEP does not possess market power in any of the control areas to which it is directly connected (first-tier markets). AEP passed both screening tests in all of its "first tier" markets. In its three "home" control areas, AEP easily passed the pivotal supplier test. AEP, as part of PJM, also passes the market share screen for the PJM destination market. AEP also passed the market share screen for ERCOT. AEP did not pass the market share screen as designed by the FERC for the SPP control area. Consequently, AEP also submitted substantial additional information, including historical purchase and sales data that demonstrates that AEP does not possess market power in any of the "home" destination markets. AEP requested that its existing market-based pricing authorization in all markets be continued based on this analysis. AEP also requested that the FERC rule without instituting a proceeding and without setting a refund date. This case is pending.

6.  GUARANTEES
    ----------

There are certain immaterial liabilities recorded for guarantees entered into subsequent to December 31, 2002 in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." There is no collateral held in relation to any guarantees in excess of our ownership percentages and there is no recourse to third parties in the event any guarantees are drawn unless specified below.

LETTERS OF CREDIT
-----------------

We have entered into standby letters of credit (LOC) with third parties. These LOCs cover gas and electricity risk management contracts, construction contracts, insurance programs, security deposits, debt service reserves and credit enhancements for issued bonds. We issued all of these LOCs in our ordinary course of business. At September 30, 2004, the maximum future payments for all the LOCs were approximately $202 million with maturities ranging from October 2004 to January 2011. As the parent of various subsidiaries, we hold all assets of the subsidiaries as collateral. There is no recourse to third parties in the event these LOCs are drawn.

GUARANTEES OF THIRD-PARTY OBLIGATIONS
-------------------------------------

CSW Energy and CSW International
--------------------------------

CSW Energy and CSW International, our subsidiaries, have guaranteed 50% of the required debt service reserve of Sweeny Cogeneration L.P. (Sweeny), an IPP of which CSW Energy is a 50% owner. The guarantee was provided in lieu of Sweeny funding the debt reserve as a part of a financing. In the event that Sweeny does not make the required debt payments, CSW Energy and CSW International have a maximum future payment exposure of approximately $4 million, which expires in June 2020.

SWEPCo
------

In connection with reducing the cost of the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCo has agreed, under certain conditions, to assume the capital lease obligations and term loan payments of the mining contractor, Sabine Mining Company (Sabine). In the event Sabine defaults under any of these agreements, SWEPCo's total future maximum payment exposure is approximately $54 million with maturity dates ranging from June 2005 to February 2012.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo has agreed to provide guarantees of mine reclamation in the amount of approximately $85 million. Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by a third party miner. At September 30, 2004, the cost to reclaim the mine in 2035 is estimated to be approximately $36 million. This guarantee ends upon depletion of reserves estimated at 2035 plus 6 years to complete reclamation.

Effective July 1, 2003, SWEPCo consolidated Sabine due to the application of FIN
46. SWEPCo does not have an ownership interest in Sabine.

INDEMNIFICATIONS AND OTHER GUARANTEES
-------------------------------------

Contracts
---------

We entered into several types of contracts which require indemnifications. Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements. Generally these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters. With respect to sale agreements, our exposure generally does not exceed the sale price. We cannot estimate the maximum potential exposure for any of these indemnifications entered into prior to December 31, 2002 due to the uncertainty of future events. In 2003 and during the first nine months of 2004, we entered into several sale agreements. These sale agreements include indemnifications with a maximum exposure of approximately $963 million. There are no material liabilities recorded for any indemnifications entered during 2003 or the first nine months of 2004. There are no liabilities recorded for any indemnifications entered prior to December 31, 2002.

Master Operating Lease
----------------------

We lease certain equipment under a master operating lease. Under the lease agreement, the lessor is guaranteed to receive up to 87% of the unamortized balance of the equipment at the end of the lease term. If the fair market value of the leased equipment is below the unamortized balance at the end of the lease term, we have committed to pay the difference between the fair market value and the unamortized balance, with the total guarantee not to exceed 87% of the unamortized balance. At September 30, 2004, the maximum potential loss for this lease agreement was approximately $43 million ($28 million, net of tax) assuming the fair market value of the equipment is zero at the end of the lease term.

Railcar Lease
-------------

In June 2003, we entered into an agreement with an unrelated, unconsolidated leasing company to lease 875 coal-transporting aluminum railcars. The lease has an initial term of five years and may be renewed for up to three additional five-year terms, for a maximum of twenty years.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal a minimum lessee obligation amount specified in the lease, which declines over the term from approximately 86% to 77% of the projected fair market value of the equipment. At September 30, 2004, the maximum potential loss was approximately $31.5 million ($20.5 million, net of tax) assuming the fair market value of the equipment is zero at the end of the current lease term. The railcars are subleased for one year terms to an unaffiliated company under an operating lease. The sublessee has recently renewed for an additional year and may renew the lease for up to three more additional one-year terms.

7.  DISPOSITIONS, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
    --------------------------------------------------------------

DISPOSITION COMPLETED DURING FIRST QUARTER 2004
-----------------------------------------------

Pushan Power Plant (Investments - Other segment)
------------------------------------------------

In the fourth quarter of 2002, we began active negotiations to sell our interest in the Pushan Power Plant (Pushan) in Nanyang, China to our minority interest partner. A purchase and sale agreement was signed in the fourth quarter of 2003. The sale was completed in March 2004 for $60.7 million. An estimated loss on disposal of $20 million pre-tax ($13 million after-tax) was recorded in December 2002, based on an indicative price expression at that time, and was classified in Discontinued Operations. The effect of the sale on the first quarter 2004 results of operations was not significant.

Results of operations of Pushan have been reclassified as Discontinued Operations. The assets and liabilities of Pushan have been included in Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held For Sale, respectively, on our Consolidated Balance Sheet at December 31, 2003.

DISPOSITIONS COMPLETED DURING SECOND QUARTER 2004
-------------------------------------------------

LIG Pipeline Company and its Subsidiaries (Investments - Gas Operations segment)
--------------------------------------------------------------------------------

As a result of our 2003 decision to exit our non-core businesses, we actively marketed LIG Pipeline Company which possesses approximately 2,000 miles of natural gas gathering and transmission pipelines in Louisiana and five gas processing facilities that straddle the system. For the year ended December 31, 2003, LIG's assets were classified as held for sale and their operations were shown under Discontinued Operations. In January 2004, a decision was made to sell LIG's pipeline and processing assets separate from LIG's gas storage assets. After receiving and analyzing initial bids during the fourth quarter of 2003, we recorded a $133.9 million pre-tax ($99 million after-tax) impairment loss; of this loss, $128.9 million pre-tax relates to the impairment of goodwill and $5 million pre-tax relates to other charges. In February 2004, we signed a definitive agreement to sell LIG Pipeline Company, which owned all of the pipeline and processing assets of LIG. The sale of LIG Pipeline Company and its assets for $76.2 million was completed in April 2004 and the impact on results of operations in the second quarter of 2004 was not significant. The assets and liabilities of LIG are classified as Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively on our Consolidated Balance Sheets at December 31, 2003. The results of operations (including the above-mentioned impairments and other related charges) are classified in Discontinued Operations in our Consolidated Statements of Operations for the periods ending September 30, 2004 and 2003.

AEP Coal (Investments - Other segment)
--------------------------------------

In 2003, as a result of management's decision to exit our non-core businesses, we retained an advisor to facilitate the sale of AEP Coal. In March 2004, an agreement was reached to sell assets, exclusive of certain reserves and related liabilities, of the mining operations of AEP Coal. We received approximately $8.8 million cash and the buyer assumed an additional $11.1 million in future reclamation liabilities. We retained an estimated $36.7 million in future reclamation liabilities. The sale closed in April 2004 and the effect of the sale on second quarter 2004 results of operations was not significant. The assets and liabilities of AEP Coal have been included in Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively, in our Consolidated Balance Sheet at December 31, 2003.

DISPOSITIONS COMPLETED DURING THIRD QUARTER 2004
------------------------------------------------

Independent Power Producers (Investments - Other segment)
---------------------------------------------------------

During the third quarter of 2003, we initiated an effort to sell four domestic Independent Power Producer (IPP) investments accounted for under the equity method (two located in Colorado and two located in Florida). Our two Colorado investments include a 47.75% interest in Brush II, a 68-megawatt, gas-fired, combined cycle, cogeneration plant in Brush, Colorado and a 50% interest in Thermo, a 272-megawatt, gas-fired, combined cycle, cogeneration plant located in Ft. Lupton, Colorado. Our two Florida investments include a 46.25% interest in Mulberry, a 120-megawatt, gas-fired, combined cycle, cogeneration plant located in Bartow, Florida and a 50% interest in Orange, a 103-megawatt, gas-fired, combined cycle, cogeneration plant located in Bartow, Florida. In accordance with GAAP, we were required to measure the impairment of each of these four investments individually. Based on indicative bids, it was determined that an other than temporary impairment existed on the two equity method investments located in Colorado. The $70.0 million pre-tax ($45.5 million, net of tax) impairment recorded in September 2003 was the result of the measurement of fair value that was triggered by our decision to sell these assets. This loss of investment value was included in Investment Value Losses on our Consolidated Statements of Operations for the periods ending September 30, 2003.

In March 2004, we entered into an agreement to sell the four domestic IPP investments for a total sales price of $156 million, subject to closing adjustments. An additional pre-tax impairment of $1.6 million was recorded in June 2004 (recorded to Investment Value Losses) to decrease the carrying value of the Colorado plant investments to their estimated sales price, less selling expenses. We closed on the sale of the two Florida investments and the Brush II plant in Colorado in July 2004, resulting in a pre-tax gain of $104.6 million ($63.8 million, net of tax), generated primarily from the sale of the two Florida IPPs which were not originally impaired. The gain was recorded to Other Income (Expense), Net in our Consolidated Statements of Operations in July 2004. The sale of the Ft. Lupton, Colorado plant closed in October 2004 and will not have a significant effect on results of operations for the fourth quarter 2004. Prior to the completion of the sale of each of the four IPPs, the assets for each of the four IPPs have been included in Investments in Power and Distribution Projects.

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

In the fourth quarter of 2003, the U.K. generation plants were determined to be non-core assets and management engaged an investment advisor to assist in determining the best methodology to exit the U.K. business. Based on information received, we recorded a $577 million pre-tax charge ($375 after-tax), including asset impairments of $420.7 million during the fourth quarter of 2003 to write down the value of the assets to their estimated realizable value. Additional charges of $156.7 million pre-tax were also recorded in December 2003 including $122.2 million related to the net loss on certain cash flow hedges previously recorded in Accumulated Other Comprehensive Income (Loss) that have been reclassified into earnings as a result of management's determination that the hedged event is no longer probable of occurring and $34.5 million related to a first quarter 2004 sale of certain power contracts. All write downs related to the U.K. that were booked in the fourth quarter 2003 were included in Discontinued Operations of our Consolidated Statements of Operations for the year ended 2003.

In July 2004, we completed the sale of substantially all operations and assets within the U.K. The sale included our two coal-fired generation plants (Fiddler's Ferry and Ferrybridge) that were held-for-sale as described above, related coal assets, and a number of related commodities contracts for approximately $456 million. The sale resulted in a pre-tax gain of $266 million ($127 million, net of tax). As a result of the sale, the buyer assumed an additional $46.1 million in future reclamation liabilities and $10.2 million in pension liabilities. The remaining assets and liabilities include certain physical coal, power and capacity positions and financial coal and freight swaps. The majority of these positions will either mature or be settled with the applicable counterparties during the fourth quarter 2004. The assets and liabilities of U.K. Generation have been classified as Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively, on our Consolidated Balance Sheets at September 30, 2004 and December 31, 2003. The results of operations and gain on sale are included in Discontinued Operations on our Consolidated Statements of Operations for the periods ending September 30, 2004 and 2003.

Texas Plants - TCC Generation Assets (Utility Operations segment)
-----------------------------------------------------------------

In December 2002, TCC filed a plan of divestiture with the PUCT proposing to sell all of its power generation assets, including the eight gas-fired generating plants that were either deactivated or designated as "reliability must run" status.

During the fourth quarter of 2003, after receiving indicative bids from interested buyers, we recorded a $938 million impairment loss and changed the classification of the plant assets from plant in service to Assets of Discontinued Operations and Held for Sale. In accordance with Texas legislation, the $938 million impairment was offset by the establishment of a regulatory asset, which is expected to be recovered through a wires charge, subject to the final outcome of the True-up Proceeding. As a result of the True-up Proceeding, if we are unable to recover all or a portion of our requested costs (see Note
4), any unrecovered costs could have a material adverse effect on our results of operations, cash flows and possibly financial condition.

In March 2004, we signed an agreement to sell eight natural gas plants, one coal-fired plant and one hydro plant to a non-related joint venture. The sale was completed in July 2004 for approximately $425 million, net of adjustments. The sale did not have a significant effect on our results of operations during the periods ended September 30, 2004.

South Coast Power Limited (Investments - Other Segment)
-------------------------------------------------------

South Coast Power Limited (SCPL) is a 50% owned venture that was formed in 1996 to build, own and operate Shoreham Power Station, a 400-megawatt, combined-cycle, gas turbine power station located in Shoreham, England. In 2002, SCPL was subject to adverse wholesale electric power rates. A December 2002 projected cash flow estimate of the fair value of the investment indicated a 2002 pre-tax other than temporary impairment of the equity interest in the amount of $63.2 million. This loss of investment value was included in Investment Value and Other Impairment Losses in the 2002 Consolidated Statements of Operations.

In the fourth quarter of 2003, management determined that our U.K. operations were no longer part of our core business and as a result, a decision was made to exit the U.K. market. In September 2004, we completed the sale of our 50% ownership in SCPL for $46.9 million, resulting in an estimated $47.6 million net gain ($30.9 million, net of tax) in the third quarter 2004. This gain was recorded to Other Income (Expense), Net in our Consolidated Statements of Operations for the periods ended September 30, 2004. The gain reflects improved conditions in the U.K. power market.

DISPOSITIONS COMPLETED OR ANTICIPATED BEING COMPLETED DURING FOURTH QUARTER 2004
--------------------------------------------------------------------------------

Jefferson Island Storage & Hub, L.L.C. (Investments - Gas Operations segment)
-----------------------------------------------------------------------------

In August 2004, a definitive agreement was signed to sell the gas storage assets of Jefferson Island Storage & Hub, L.L.C. (JISH). The sale of JISH and its assets for $90.3 million was completed in October 2004. The sale resulted in an additional $12.3 million pre-tax loss ($2 million, net of tax) which is reflected in our third quarter 2004 Consolidated Statements of Operations. The assets and liabilities of JISH are classified as Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively, on our Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. The results of operations and loss on sale of JISH are classified as Discontinued Operations in our Consolidated Statements of Operations for the periods ending September 30, 2004 and 2003.

Excess Real Estate (Investments - Other segment)
------------------------------------------------

In the fourth quarter of 2002, we began to market an under-utilized office building in Dallas, Texas obtained through our merger with CSW in June 2000. One prospective buyer executed an option to purchase the building. Sale of the facility was projected by second quarter 2003 and an estimated 2002 pre-tax loss on disposal of $15.7 million was recorded, based on the option sale price. The estimated loss was included in Impairment Value and Other Impairment Losses in our 2002 Consolidated Statements of Operations. We recorded an additional pre-tax impairment of $6 million in Maintenance and Other Operation in our 2003 Consolidated Statements of Operations. The original prospective buyer did not complete their purchase of the building by the end of 2003, and thus, the asset no longer qualified for held for sale status. The building was then reclassified to held and used status as of December 31, 2003.

In June 2004, we entered into negotiations to sell the Dallas office building. This resulted in the asset again being classified as held for sale in the second quarter of 2004. An additional pre-tax impairment of $2.5 million was recorded in Maintenance and Other Operation expense during the second quarter of 2004 to write down the value of the office building to the current estimated sales price, less estimated selling expenses. In October 2004, we completed the sale of the Dallas office building. We do not expect the sale to have a significant effect on our results of operations. The property asset of $9.5 million at September 30, 2004 and $12.0 million at December 31, 2003 has been classified on our Consolidated Balance Sheets as Assets of Discontinued Operations and Held for Sale.

DISPOSITIONS ANTICIPATED BEING COMPLETED DURING FIRST HALF 2005
---------------------------------------------------------------

Texas Plants - Oklaunion Power Station (Utility Operations segment)
-------------------------------------------------------------------

In January 2004, we signed an agreement to sell TCC's 7.81% share of Oklaunion Power Station for approximately $43 million (subject to closing adjustments) to an unrelated party. In May 2004, we received notice from the two unaffiliated co-owners of the Oklaunion Power Station, announcing their decision to exercise their right of first refusal, with terms similar to the original agreement. In June 2004 and September 2004, we entered into sales agreements with both of our unaffiliated co-owners for the sale of TCC's 7.81% ownership of the Oklaunion Power Station. One of these agreements is currently being challenged in Dallas County, Texas State District Court by the unrelated party with which we entered into the original sales agreement. The unrelated party alleges that one co-owner has exceeded its legal authority and that the second co-owner did not exercise its right of first refusal in a timely manner. The unrelated party has requested that the court declare the co-owners' exercise of their rights of first refusal void. We cannot predict when these issues will be resolved. We do not expect the sale to have a significant effect on our future results of operations. TCC's assets and liabilities related to the Oklaunion Power Station have been classified as Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively, in our Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

Texas Plants - South Texas Project (Utility Operations segment)
---------------------------------------------------------------

In February 2004, we signed an agreement to sell TCC's 25.2% share of the STP nuclear plant to an unrelated party for approximately $333 million, subject to closing adjustments. In June 2004, we received notice from co-owners of their decisions to exercise their rights of first refusal, with terms similar to the original agreement. In September 2004, we entered into sales agreements with two of our unaffiliated co-owners for the sale of TCC's 25.2% share of the STP nuclear plant. We do not expect the sale to have a significant effect on our future results of operations. We expect the sale to close in the first six months of 2005. TCC's assets and liabilities related to STP have been classified as Assets of Discontinued Operations and Held for Sale and Liabilities of Discontinued Operations and Held for Sale, respectively, in our Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

DISCONTINUED OPERATIONS
-----------------------

Certain of our operations were determined to be discontinued operations and have been classified as such for all periods presented. Results of operations of these businesses have been reclassified for the three and nine month periods ended September 30, 2004 and 2003, as shown in the following table:


For the three months ended September 30, 2004 and 2003:
                                                                   Pushan
                                                                   Power                      U.K.
                                                        Eastex     Plant         LIG (a)   Generation       Total
                                                        ------     ------        -------   ----------       -----
                                                                             (in millions)
2004 Revenue                                             $-         $-             $1         $37            $38
2004 Pre-tax Income (Loss)                                -          -            (13)        255            242
2004 Income (Loss) After-Tax                              -          1             (3)        120 (b)        118

2003 Revenue                                             12         14            165           4            195
2003 Pre-tax Income (Loss)                               (1)         -              2         (76)           (75)
2003 Income (Loss) After-Tax                              -          -              2         (52)(c)        (50)


For the nine months ended September 30, 2004 and 2003:
                                                                   Pushan
                                                                   Power                      U.K.
                                                        Eastex     Plant         LIG (a)   Generation       Total
                                                        ------     ------        -------   ----------       -----
                                                                             (in millions)
2004 Revenue                                             $-        $10           $165        $112           $287
2004 Pre-tax Income (Loss)                                -          9            (12)        156            153
2004 Income (Loss) After-Tax                              -          6             (2)         56 (d)         60

2003 Revenue                                             58         41            518         116            733
2003 Pre-tax Income (Loss)                              (24)         -              8        (112)          (128)
2003 Income (Loss) After-Tax                            (15)         -              6         (89)(e)        (98)

     (a) Includes LIG Pipeline Company and subsidiaries and Jefferson Island Storage & Hub, L.L.C.
     (b) Earnings per share related to the UK Operations was $0.30
     (c) Earnings per share related to the UK Operations was $(0.13)
     (d) Earnings per share related to the UK Operations was $0.14
     (e) Earnings per share related to the UK Operations was $(0.23)


ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE
---------------------------------------------------

The assets and liabilities of the entities that were classified as discontinued operations or held for sale at September 30, 2004 and December 31, 2003 are as follows:

                                                                              U.K.       Texas    Excess Real  Jefferson
September 30, 2004                                                        Generation     Plants     Estate      Island     Total
------------------                                                        ----------     ------   ------------- -------    -----
Assets:                                                                                          (in millions)
-------
Current Risk Management Assets                                                $85          $-         $-          $-         $85
Other Current Assets                                                           81          24          -           2         107
Property, Plant and Equipment, Net                                              -         398         10          70         478
Regulatory Assets                                                               -          53          -           -          53
Decommissioning Trusts                                                          -         134          -           -         134
Goodwill                                                                        -           -          -          14          14
Long-term Risk Management Assets                                                4           -          -           -           4
Other                                                                           5           -          -           7          12
                                                                             -----       -----       ----        ----       -----
Total Assets of Discontinued
   Operations and Held for Sale                                              $175        $609        $10         $93        $887
                                                                             =====       =====       ====        ====       =====

Liabilities:
------------
Current Risk Management Liabilities                                           $80          $-         $-          $-         $80
Other Current Liabilities                                                      61           -          -           2          63
Long-term Risk Management Liabilities                                          11           -          -           -          11
Regulatory Liabilities                                                          -           1          -           -           1
Asset Retirement Obligations                                                    -         231          -           -         231
                                                                             -----       -----       ----        ----       -----
Total Liabilities of Discontinued
   Operations and Held for Sale                                              $152        $232         $-          $2        $386
                                                                             =====       =====       ====        ====       =====

                                                               LIG
                                                           (excluding
December 31,  2003                   AEP        Pushan      Jefferson        U.K.       Texas    Excess Real   Jefferson
------------------                   Coal     Power Plant    Island)     Generation     Plants     Estate       Island     Total
                                     ----     -----------  ----------    ----------     ------     ------      ---------   -----

Assets:                                                                    (in millions)
Current Risk Management Assets        $-           $-            $-          $560          $-         $-          $-        $560
Other Current Assets                   6           24            49           685          57          -           1         822
Property, Plant and                   13          142           109            99         797         12          62       1,234
Equipment, Net
Regulatory Assets                      -            -             -             -          49          -           -          49
Decommissioning Trusts                 -            -             -             -         125          -           -         125
Goodwill                               -            -             1             -           -          -          14          15
Long-term Risk Management Assets       -            -             -           274           -          -           -         274
Other                                  -            -             8             6           -          -           1          15
                                     ----        -----         -----       -------     -------       ----        ----     -------
Total Assets of Discontinued
  Operations and Held for Sale       $19         $166          $167        $1,624      $1,028        $12         $78      $3,094
                                     ====        =====         =====       =======     =======       ====        ====     =======

Liabilities:
Current Risk Management Liabilities   $-           $-           $15          $767          $-         $-          $-        $782
Other Current Liabilities              -           26            42           221           -          -           4         293
Long-term Debt                         -           20             -             -           -          -           -          20
Long-term Risk Managemen
   Liabilities                         -            -             -           435           -          -           -         435
Regulatory Liabilities                 -            -             -             -           9          -           -           9
Asset Retirement Obligations          11            -             -            29         219          -           -         259
Employee Pension Obligations           -            -             -            12           -          -           -          12
Deferred Credits and Other             3           57             6             -           -          -           -          66
                                     ----        -----         -----       -------     -------       ----        ----     -------
Total Liabilities of
 Discontinued Operations
 and Held for Sale                   $14         $103           $63        $1,464        $228         $-          $4      $1,876
                                     ====        =====         =====       =======     =======       ====         ===     =======



8.  BENEFIT PLANS
    -------------

Components of Net Periodic Benefit Costs
----------------------------------------

The following table provides the components of our net periodic benefit cost (credit) for the following plans for the three and nine months ended September 30, 2004 and 2003:


                                                                       U.S.                                U.S.
                                                                     Pension                        Other Postretirement
                                                                      Plans                            Benefit Plans
                                                                -------------------               ----------------------
                                                                2004           2003               2004               2003
                                                                ----           ----               ----               ----
    Three Months ended September 30, 2004 and 2003:                                  (in millions)
    Service Cost                                                 $22            $20                $10                $10
    Interest Cost                                                 57             58                 29                 33
    Expected Return on Plan Assets                               (73)           (79)               (20)               (16)
    Amortization of Transition
      (Asset) Obligation                                           -             (2)                 7                  7
    Amortization of Net Actuarial Loss                             4              3                  9                 13
                                                                -----          -----              -----              -----
    Net Periodic Benefit Cost                                    $10             $-                $35                $47
                                                                =====          =====              =====              =====

                                                                       U.S.                                U.S.
                                                                     Pension                        Other Postretirement
                                                                      Plans                            Benefit Plans
                                                                -------------------               ----------------------
                                                                2004           2003               2004               2003
                                                                ----           ----               ----               ----
    Nine Months ended September 30, 2004 and 2003:                                   (in millions)
    Service Cost                                                 $65            $60                $30                $31
    Interest Cost                                                171            175                 88                 98
    Expected Return on Plan Assets                              (219)          (238)               (61)               (48)
    Amortization of Transition
      (Asset) Obligation                                           1             (6)                21                 21
    Amortization of Prior Service Cost                             -             (1)                 -                  -
    Amortization of Net Actuarial Loss                            12              8                 27                 39
                                                                -----          -----              -----              -----
    Net Periodic Benefit Cost (Credit)                           $30            $(2)              $105               $141
                                                                =====          =====              =====              =====


In accordance with our implementation of FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in the second quarter 2004, accounting for the Medicare subsidy reduced expected 2004 postretirement benefit cost by $29 million. As a result, expected cash flows for 2004 employer contributions to U.S. other postretirement benefit plans have been reduced by $29 million from the $180 million disclosed at December 31, 2003. Including an additional $19 million reduction related to refining earlier estimates, we currently expect to contribute approximately $132 million to our U.S. other postretirement benefit plans during 2004.

9.  BUSINESS SEGMENTS
    -----------------

Our segments and their related business activities are as follows:

Utility Operations
------------------
 o Domestic generation of electricity for sale to retail and wholesale customers
 o  Domestic electricity transmission and distribution

Investments - Gas Operations*
-----------------------------
 o  Gas pipeline and storage services

Investments - UK Operations**
-----------------------------
 o  International generation of electricity for sale to wholesale customers
 o  Coal procurement and transportation to our U.K. plants

Investments - Other***
----------------------
 o Bulk commodity barging operations, windfarms, independent power producers and other energy supply businesses

* Operations of Louisiana Intrastate Gas, including Jefferson Island Storage, were classified as discontinued during 2003 and were sold during the third and fourth quarter 2004, respectively.
** UK Operations were classified as discontinued during 2003 and were sold during third quarter 2004.
*** Four independent power producers were sold during the third and fourth quarter 2004.

The tables below present segment income statement information for the three and nine months ended September 30, 2004 and 2003 and balance sheet information as of September 30, 2004 and December 31, 2003. These amounts include certain estimates and allocations where necessary. Prior year amounts have been reclassified to conform to the current year's presentation.


                                                               Investments
                                                  ----------------------------------
                                      Utility        Gas           UK                      All       Reconciling
                                     Operations   Operations    Operations     Other      Other*     Adjustments    Consolidated
                                     ----------   ----------    ----------     -----      ------     -----------    ------------
                                                                           (in millions)
Three Months Ended September 30, 2004
-------------------------------------
Revenues from:
  External Customers                  $2,909          $762          $-          $81         $-           $-             $3,752
  Other Operating Segments                37           (16)          -           17          1          (39)                 -
                                      -------         -----       -----         ----       ----         ----            -------
  Total Revenues                       2,946           746           -           98          1          (39)             3,752
                                      =======         =====       =====         ====       ====         ====            =======
Income (Loss) Before
  Discontinued Operations
  and Cumulative Effect of
  Accounting Changes                     359           (28)          -           90         (9)           -                412
Discontinued Operations,
 Net of Tax                                -            (3)        120            1          -            -                118
                                      -------         -----       -----         ----       ----         ----            -------
Net Income (Loss)                       $359          $(31)       $120          $91        $(9)          $-               $530
                                      =======         =====       =====         ====       ====         ====            =======
As of September 30, 2004
------------------------
Total Assets                         $31,403        $2,099        $273       $1,447    $10,635     $(11,035)           $34,822
Assets of Discontinued
  Operations and Held for Sale           609            93         175            -         10            -                887

*  All Other includes interest, litigation and other miscellaneous parent company expenses, as well as the operations of a service company subsidiary, which provides services at cost to the other operating segments.

                                                               Investments
                                                  ----------------------------------
                                      Utility        Gas           UK                      All       Reconciling
                                     Operations   Operations    Operations     Other      Other*     Adjustments    Consolidated
                                     ----------   ----------    ----------     -----      ------     -----------    ------------
                                                                           (in millions)
Three Months Ended September 30, 2003
-------------------------------------
Revenues from:
  External Customers                  $3,099          $707           $-          $135         $-            $-         $3,941
  Other Operating Segments                13            66            -            29          3          (111)             -
                                      -------         -----       ------         -----      -----         -----        -------
  Total Revenues                       3,112           773            -           164          3          (111)         3,941
                                      =======         =====       ======         =====      =====         =====        =======
Income (Loss) Before
  Discontinued Operations
  and Cumulative Effect of
  Accounting Changes                     409           (21)           -           (45)       (36)            -            307
Discontinued Operations,
 Net of Tax                                -             2          (52)            -          -             -            (50)
                                      -------         -----       ------         -----      -----         -----        -------
Net Income (Loss)                       $409          $(19)        $(52)         $(45)      $(36)           $-           $257
                                      =======         =====       ======         =====      =====         =====        =======
As of December 31, 2003
-----------------------
Total Assets                         $30,790        $2,494       $1,629        $1,714    $12,281      $(12,164)       $36,744
Assets of Discontinued
  Operations and Held for Sale         1,028           245        1,624           185         12             -          3,094

*  All Other includes interest, litigation and other miscellaneous parent company expenses, as well as the operations of a service company subsidiary, which provides services at cost to the other operating segments.

                                                               Investments
                                                  ----------------------------------
                                      Utility        Gas           UK                      All       Reconciling
                                     Operations   Operations    Operations     Other      Other*     Adjustments    Consolidated
                                     ----------   ----------    ----------     -----      ------     -----------    ------------
                                                                           (in millions)
Nine Months Ended September 30, 2004
------------------------------------
Revenues from:
  External Customers                  $7,989        $2,191          $-          $281         $-            $-         $10,461
  Other Operating Segments               106            23           -            67          5          (201)              -
                                      -------       -------        ----         -----      -----         -----        --------
  Total Revenues                       8,095         2,214           -           348          5          (201)         10,461
                                      =======       =======        ====         =====      =====         =====        ========
Income (Loss) Before
  Discontinued Operations and
  Cumulative Effect of
  Accounting Changes                     845           (41)          -            91        (43)            -             852
Discontinued Operations,
 Net of Tax                                -            (2)         56             6          -             -              60
                                      -------       -------        ----         -----      -----        ------        --------
Net Income (Loss)                       $845          $(43)        $56           $97       $(43)           $-            $912
                                      =======       =======        ====         =====      =====        ======        ========
As of September 30, 2004
------------------------
Total Assets                         $31,403        $2,099        $273        $1,447    $10,635      $(11,035)        $34,822
Assets of Discontinued
  Operations and Held for Sale           609            93         175             -         10             -             887

*  All Other includes interest, litigation and other miscellaneous parent company expenses, as well as the operations of a service company subsidiary, which provides services at cost to the other operating segments.

                                                               Investments
                                                  ----------------------------------
                                      Utility        Gas           UK                        All       Reconciling
                                     Operations   Operations    Operations     Other        Other*     Adjustments    Consolidated
                                     ----------   ----------    ----------     -----        ------     -----------    ------------
                                                                           (in millions)
Nine Months Ended September 30, 2003
------------------------------------
Revenues from:
  External Customers                   $8,458        $2,278           $-        $440           $-           $-          $11,176
  Other Operating Segments                 25           118            -          72           10         (225)               -
                                       -------       -------       ------       -----         ----        -----         --------
  Total Revenues                        8,483         2,396            -         512           10         (225)          11,176
                                       =======       =======       ======       =====         ====        =====         ========
Income (Loss) Before
 Discontinued Operations and
 Cumulative Effect of
 Accounting Changes                       940           (64)           -         (45)         (54)           -              777
Discontinued Operations,
 Net of Tax                                 -             6          (89)        (15)           -            -              (98)
Cumulative Effect of
  Accounting Changes,
  Net of Tax                              236           (22)         (21)          -            -            -              193
                                       -------       -------       ------       -----        ----          ----         --------
Net Income (Loss)                      $1,176          $(80)       $(110)       $(60)        $(54)          $-              872
                                       =======       =======       ======       =====        ====          ====         ========

As of December 31, 2003
-----------------------
Total Assets                          $30,790        $2,494       $1,629      $1,714      $12,281     $(12,164)         $36,744
Assets of Discontinued
  Operations and Held for Sale          1,028           245        1,624         185           12            -            3,094

* All Other includes interest, litigation and other miscellaneous parent company expenses, as well as the operations of a service company subsidiary, which provides services at cost to the other operating segments.


10.  FINANCING ACTIVITIES
     --------------------

Long-term debt and other securities issued and retired during the first nine months of 2004 are shown in the table below.

                                                                     Principal              Interest
Company                          Type of Debt                          Amount                 Rate              Due Date
-------                          ------------                        ---------              --------            --------
                                                                   (in millions)               (%)
Issuances:
----------
APCo                        Senior Unsecured Notes                    $125                   Variable             2007
CSPCo                       Installment Purchase Contracts              49                   Variable             2038
CSPCo                       Installment Purchase Contracts              44                   Variable             2038
PSO                         Installment Purchase Contracts              34                   Variable             2014
PSO                         Senior Unsecured Notes                      50                     4.70               2009
SWEPCo                      Installment Purchase Contracts              54                   Variable             2019
SWEPCo                      Installment Purchase Contracts              41                   Variable             2011

Non-Registrant:
  AEP Subsidiary            Notes Payable                               23                   Variable             2009
  AEP Subsidiaries          Other Debt                                   5                   Variable            Various
                                                                      -----
Total Issuances                                                       $425 (a)
                                                                      =====

(a) Amount indicated on statement of cash flows of $416 million is net of issuance costs.


                                                                    Principal              Interest
Company                          Type of Debt                         Amount                 Rate              Due Date
-------                          ------------                       ---------              --------            --------
                                                                  (in millions)               (%)
Retirements:
------------
AEP                         Senior Unsecured Notes                     $57                     5.25               2015
AEP                         Senior Unsecured Notes                      10                     5.375              2010
APCo                        First Mortgage Bonds                        21                     7.70               2004
APCo                        First Mortgage Bonds                        45                     7.125              2024
APCo                        Installment Purchase Contracts              40                     5.45               2019
CSPCo                       First Mortgage Bonds                        11                     7.60               2024
CSPCo                       Installment Purchase Contracts              49                     6.375              2020
CSPCo                       Installment Purchase Contracts              44                     6.25               2020
I&M                         First Mortgage Bonds                        30                     7.20               2024
I&M                         First Mortgage Bonds                        25                     7.50               2024
I&M                         Senior Unsecured Notes                     150                     6.875              2004
OPCo                        Installment Purchase Contracts              50                     6.85               2022
OPCo                        Notes Payable                                3                     6.27               2009
OPCo                        Notes Payable                                4                     6.81               2008
OPCo                        First Mortgage Bonds                        10                     7.30               2024
OPCo                        Senior Unsecured Notes                     140                     7.375              2038
OPCo                        Senior Unsecured Notes                     100                     6.75               2004
OPCo                        Senior Unsecured Notes                      75                     7.00               2004
PSO                         Notes Payable to Trust                      77                     8.00               2037
PSO                         Installment Purchase Contracts               1                     5.90               2007
PSO                         Installment Purchase Contracts              34                     4.875              2014
SWEPCo                      Installment Purchase Contracts              12                     6.90               2004
SWEPCo                      Installment Purchase Contracts              12                     6.00               2008
SWEPCo                      Installment Purchase Contracts              17                     8.20               2011
SWEPCo                      Installment Purchase Contracts              54                     7.60               2019
SWEPCo                      First Mortgage Bonds                        80                     6.875              2025
SWEPCo                      First Mortgage Bonds                        40                     7.75               2004
SWEPCo                      Notes Payable                                5                     4.47               2011
SWEPCo                      Notes Payable                                2                   Variable             2008
TCC                         Notes Payable to Trust                     141                     8.00               2037
TCC                         First Mortgage Bonds                         6                     6.625              2005
TCC                         Securitization Bonds                        49                     3.54               2005
TNC                         First Mortgage Bonds                        24                     6.125              2004

Non-Registrant:
  AEP Subsidiaries          Notes Payable                               40                     6.73               2004
  AEP Subsidiaries          Notes Payable and Other Debt               473                   Variable           2007-2026
                                                                    -------
Total Retirements                                                   $1,931 (b)

(b) Amount indicated on statement of cash flows of $1,898 million does not include $25 million related to retirement of debt of a discontinued operation, $5 million related to the reacquisition of TCC's notes payable to trust and $3 million related to the mark-to-market of risk management contracts.


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
-----------
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
                                                                       =====

(c)   Trust fund assets for defeasance of First Mortgage Bonds of $100 million are included in Other Cash Deposits and $22 million are included in Other Non-current Assets in the Consolidated Balance Sheets at September 30, 2004. Trust fund assets are restricted for exclusive use in funding the interest and principal due on the First Mortgage Bonds.

                             AEP GENERATING COMPANY

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS
            --------------------------------------------------------

Results of Operations
---------------------

Operating revenues are derived from the sale of our share of Rockport Plant energy and capacity to I&M and KPCo pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for a FERC approved rate of return on common equity, a return on other capital (net of temporary cash investments) and recovery of costs including operation and maintenance, fuel and taxes.

Net Income increased $383 thousand for the third quarter of 2004 compared with the third quarter of 2003 and increased $152 thousand for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The fluctuations in Net Income are a result of terms in the unit power agreements which allow for the return on total capital of the Rockport Plant calculated and adjusted monthly.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income increased $405 thousand for the third quarter of 2004 compared with the third quarter of 2003. The largest variances related to:

 o A $6 million increase in Operating Revenues as a result of increased recoverable fuel expenses in accordance with the unit power agreements.
 o  A $5 million increase in Fuel for Electric  Generation  expenses.
    This increase is primarily due to fewer outages during third quarter 2004 resulting in a 5% higher MWH output combined with increasing fuel prices.
 o A $1 million increase in Taxes Other Than Income Taxes as a result of State of Indiana property tax re-appraisals.
 o A $1 million decrease in Maintenance expenses as a result of decreased outages compared to the prior year period.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were (2.7)% and (10.7)% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is primarily due to amortization of investment tax credits, flow-through of book versus tax temporary differences, and state income taxes. The increase in the effective tax rate is primarily due to higher pre-tax income in 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income was down slightly over the prior year period. The largest variances related to:

 o An $8 million decrease in Fuel for Electric Generation expenses. This decrease is primarily due to a 14% decrease in MWH generation as a result of both planned and forced outages.
 o A $4 million increase in Maintenance expenses as a result of increased planned boiler inspections and forced repairs.
 o A $2 million decrease in Operating Revenues as a result of decreased recoverable expenses in accordance with the unit power agreements.
 o A $1 million increase in Taxes Other Than Income Taxes as a result of State of Indiana property tax re-appraisals.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were (8.9)% and (14.1)% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is primarily due to amortization of investment tax credits, flow-through of book versus tax temporary differences, and state income taxes. The increase in the effective tax rate is primarily due to higher pre-tax income in 2004.

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

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

Critical Accounting Estimates
-----------------------------

See "Critical Accounting Policies" in "Registrants' Combined Management's Discussion and Analysis" in the 2003 Annual Report for a discussion of the estimates and judgments required for revenue recognition, the valuation of long-lived assets and the impact of new accounting pronouncements.



                                                    AEP GENERATING COMPANY
                                                     STATEMENTS OF INCOME
                                  For the Three and Nine Months Ended September 30, 2004 and 2003
                                                         (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                               ------------------------                -------------------------
                                                               2004                2003                2004                 2003
                                                               ----                ----                ----                 ----
                                                                                         (in thousands)

OPERATING REVENUES                                            $65,303             $59,008             $176,933            $179,004
                                                              --------            --------            ---------           ---------

             OPERATING EXPENSES
---------------------------------------
Fuel for Electric Generation                                   32,857              27,514               79,291              87,148
Rent - Rockport Plant Unit 2                                   17,071              17,071               51,212              51,212
Other Operation                                                 2,472               2,691                7,628               7,683
Maintenance                                                     1,835               2,461               10,025               6,399
Depreciation and Amortization                                   5,941               5,695               17,447              16,981
Taxes Other Than Income Taxes                                   2,070               1,085                3,956               2,480
Income Taxes                                                      843                 682                2,240               1,927
                                                              --------            --------            ---------           ---------
TOTAL                                                          63,089              57,199              171,799             173,830
                                                              --------            --------            ---------           ---------

OPERATING INCOME                                                2,214               1,809                5,134               5,174

Nonoperating Income                                                -                    3                   43                  24
Nonoperating Expenses                                              72                  44                  235                 286
Nonoperating Income Tax Credits                                   905                 878                2,709               2,617
Interest Charges                                                  643                 625                1,914               1,944
                                                              --------            --------            ---------           ---------

NET INCOME                                                     $2,404              $2,021               $5,737              $5,585
                                                              ========            ========            =========           =========


                                                    STATEMENTS OF RETAINED EARNINGS
                                    For the Three and Nine Months Ended September 30, 2004 and 2003
                                                              (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                               ------------------------                -------------------------
                                                               2004                2003                2004                 2003
                                                               ----                ----                ----                 ----
                                                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD                                $22,251             $19,384              $21,441             $18,163

Net Income                                                      2,404               2,021                5,737               5,585

Cash Dividends Declared                                         1,262               1,172                3,785               3,515
                                                              --------            --------             --------            --------

BALANCE AT END OF PERIOD                                      $23,393             $20,233              $23,393             $20,233
                                                              ========            ========             ========            ========

The common stock of AEGCo is wholly-owned by AEP.

See Notes to Financial Statements of Registrant Subsidiaries.



                                                        AEP GENERATING COMPANY
                                                            BALANCE SHEETS
                                                                ASSETS
                                               September 30, 2004 and December 31, 2003
                                                             (Unaudited)


                                                                                              2004                    2003
                                                                                              ----                    ----
                                                                                                     (in thousands)
                ELECTRIC UTILITY PLANT
--------------------------------------------------
Production                                                                                   $668,336                $645,251
General                                                                                         3,826                   4,063
Construction Work in Progress                                                                   5,348                  24,741
                                                                                             ---------               ---------
TOTAL                                                                                         677,510                 674,055
Accumulated Depreciation                                                                      363,050                 351,062
                                                                                             ---------               ---------
TOTAL - NET                                                                                   314,460                 322,993
                                                                                             ---------               ---------

            OTHER PROPERTY AND INVESTMENTS
--------------------------------------------------
Non-Utility Property, Net                                                                         119                     119
                                                                                             ---------               ---------

                   CURRENT ASSETS
--------------------------------------------------
Accounts Receivable - Affiliated Companies                                                     22,161                  24,748
Fuel                                                                                           18,837                  20,139
Materials and Supplies                                                                          5,774                   5,419
Prepayments                                                                                        11                       -
                                                                                             ---------               ---------
TOTAL                                                                                          46,783                  50,306
                                                                                             ---------               ---------

           DEFERRED DEBITS AND OTHER ASSETS
--------------------------------------------------
Regulatory Assets:
  Unamortized Loss on Reacquired Debt                                                           4,555                   4,733
  Asset Retirement Obligations                                                                  1,069                     928
Deferred Property Taxes                                                                         1,344                     502
Other Deferred Charges                                                                            429                     464
                                                                                             ---------               ---------
TOTAL                                                                                           7,397                   6,627
                                                                                             ---------               ---------


TOTAL ASSETS                                                                                 $368,759                $380,045
                                                                                             =========               =========

See Notes to Financial Statements of Registrant Subsidiaries.


                                                    AEP GENERATING COMPANY
                                                        BALANCE SHEETS
                                                 CAPITALIZATION AND LIABILITIES
                                           September 30, 2004 and December 31, 2003
                                                         (Unaudited)

                                                                                                     2004                2003
                                                                                                     ----                ----
                                                                                                         (in thousands)
                     CAPITALIZATION
------------------------------------------------------------
Common Shareholder's Equity:
   Common Stock - Par Value $1,000 per share:
     Authorized and Outstanding - 1,000 Shares                                                      $1,000              $1,000
     Paid-in Capital                                                                                23,434              23,434
     Retained Earnings                                                                              23,393              21,441
                                                                                                  ---------           ---------
Total Common Shareholder's Equity                                                                   47,827              45,875
Long-term Debt                                                                                      44,818              44,811
                                                                                                  ---------           ---------
TOTAL                                                                                               92,645              90,686
                                                                                                  ---------           ---------

                   CURRENT LIABILITIES
------------------------------------------------------------
Advances from Affiliates                                                                            15,497              36,892
Accounts Payable:
   General                                                                                             543                 498
   Affiliated Companies                                                                             12,991              15,911
Taxes Accrued                                                                                       10,039               6,070
Interest Accrued                                                                                       456                 911
Obligations Under Capital Leases                                                                        62                  87
Rent Accrued - Rockport Plant Unit 2                                                                23,427               4,963
Other                                                                                                  108                   -
                                                                                                  ---------           ---------
TOTAL                                                                                               63,123              65,332
                                                                                                  ---------           ---------

           DEFERRED CREDITS AND OTHER LIABILITIES
------------------------------------------------------------
Deferred Income Taxes                                                                               23,843              24,329
Regulatory Liabilities:
  Asset Removal Costs                                                                               25,414              27,822
  Deferred Investment Tax Credits                                                                   47,087              49,589
  SFAS 109 Regulatory Liability, Net                                                                14,003              15,505
Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2                                        101,297             105,475
Obligations Under Capital Leases                                                                       154                 182
Asset Retirement Obligations                                                                         1,193               1,125
                                                                                                  ---------           ---------
TOTAL                                                                                              212,991             224,027
                                                                                                  ---------           ---------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                              $368,759            $380,045
                                                                                                  =========           =========

See Notes to Financial Statements of Registrant Subsidiaries.


                                               AEP GENERATING COMPANY
                                              STATEMENTS OF CASH FLOWS
                                 For the Nine Months Ended September 30, 2004 and 2003
                                                    (Unaudited)

                                                                                              2004             2003
                                                                                              ----             ----
                                                                                                 (in thousands)
                  OPERATING ACTIVITIES
------------------------------------------------------------
Net Income                                                                                   $5,737           $5,585
Adjustments to Reconcile Net Income to Net Cash Flows From
 Operating Activities:
   Depreciation and Amortization                                                             17,447           16,981
   Deferred Income Taxes                                                                     (1,987)          (3,268)
   Deferred Investment Tax Credits                                                           (2,502)          (2,503)
   Deferred Property Taxes                                                                     (842)            (795)
   Amortization of Deferred Gain on Sale and Leaseback -
     Rockport Plant Unit 2                                                                   (4,178)          (4,178)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                                        2,587           (2,027)
   Fuel, Materials and Supplies                                                                 947            5,165
   Accounts Payable, Net                                                                     (2,875)          (1,757)
   Taxes Accrued                                                                              3,969            2,033
Rent Accrued - Rockport Plant Unit 2                                                         18,464           18,464
Change in Other Assets                                                                        2,395            1,383
Change in Other Liabilities                                                                  (2,734)            (558)
                                                                                            --------         --------
Net Cash Flows From Operating Activities                                                     36,428           34,525
                                                                                            --------         --------

                  INVESTING ACTIVITIES
------------------------------------------------------------
Construction Expenditures                                                                   (11,248)          (9,855)
                                                                                            --------         --------
Net Cash Flows Used For Investing Activities                                                (11,248)          (9,855)
                                                                                            --------         --------

                  FINANCING ACTIVITIES
------------------------------------------------------------
Change in Advances from Affiliates                                                          (21,395)         (21,155)
Dividends Paid                                                                               (3,785)          (3,515)
                                                                                            --------         --------
Net Cash Flows Used For Financing Activities                                                (25,180)         (24,670)
                                                                                            --------         --------

Net Decrease in Cash and Cash Equivalents                                                         -                -
Cash and Cash Equivalents at Beginning of Period                                                  -                -
                                                                                            --------         --------
Cash and Cash Equivalents at End of Period                                                       $-               $-
                                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $2,170,000 and $2,200,000 and for income taxes was $87,000 and $5,939,000 in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.

                             AEP GENERATING COMPANY
        INDEX TO NOTES TO FINANCIAL STATEMENTS OF REGISTRANT SUBSIDIARIES

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

Financing Activities                                            Note 10

                    AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY

                    AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                 ----------------------------------------------

Results of Operations
---------------------

Net Income decreased $122 million for 2004 year-to-date and $23 million for the third quarter. The three major factors driving the year-to-date decline are decreased revenues associated with establishing regulatory assets in Texas and the provision for refunds of fuel charges, offset in part by the cessation of deprecation on plants held for sale. The major factors driving the decline for the quarter are decreased revenues associated with establishing regulatory assets in Texas offset in part by the cessation of deprecation on plants held for sale and increased delivery revenues. The sale of several of our generation plants in July 2004 affected numerous line items on the income statement.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the three months ended September 30, 2004 decreased $17 million from the prior year period primarily due to:

 o A $61 million decrease in revenues associated with establishing regulatory assets in Texas in 2003 (see "Texas Restructuring" in Note 4). These revenues did not continue after 2003.
 o A $60 million decrease in Reliability Must Run (RMR) revenues from ERCOT. This amount includes both a fixed cost component decrease of $7 million and a fuel recovery decrease of $53 million primarily due to the sale of certain generation plants.
 o A $22 million decrease in system sales, including those to Retail Electric Providers (REP), primarily due to lower KWH sales of 32%. The lower KWH sales are due to customer choice in Texas and the sale of certain generation plants.
 o  A $3 million decrease in margins resulting from risk management activities.
 o A $3 million increase in Other Operation expenses primarily due to a $5 million increase of ERCOT-related transmission expenses and affiliated ancillary services and $3 million in customer-related expenses. These increases were partially offset by decreased production expenses primarily due to the sale of certain generation plants.

The decrease in Operating Income for the third quarter of 2004 was partially offset by:

 o A $91 million net decrease in fuel and purchased power expenses. KWHs purchased decreased 9% while the per unit cost increased 18%. Although the KWHs generated decreased 57%, generating costs decreased 91% attributable mostly to the sale of certain generation units.
 o A $13 million decrease in Depreciation and Amortization expenses primarily due to the cessation of depreciation on plants classified as held for sale (see Note 7 "Dispositions and Assets Held for Sale").
 o A $9 million increase in retail delivery revenues primarily driven by an increase in cooling degree-days of 5%.
 o A $7 million decrease in Income Taxes. See Income Taxes section below for further discussion.
 o A $4 million decrease in Maintenance expenses primarily due to the sale of certain generation plants.
 o A $3 million increase in other electric revenue primarily due to Qualified Scheduling Entity (QSE) fees, rent from electric property and miscellaneous service revenue.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $18 million primarily as a result of risk management activities.

Interest Charges decreased $4 million primarily due to the defeasance of $112 million of First Mortgage Bonds, the deferral of the interest cost as a regulatory asset related to the cost of the sale of certain generation assets, redemption of the 8% Notes Payable to Trust and other financing activities.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 28.0% and 32.0% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower pre-tax income in 2004 and consolidated tax savings from parent.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 decreased $126 million from the prior year period primarily due to:

 o A $188 million decrease in system sales, including those to REPs, primarily due to lower KWH sales of 33%. The decrease in KWH sales is due to customer choice in Texas and the sale of certain generation plants. There was also a small decrease in the overall average price per KWH.
 o A $169 million decrease in revenues associated with establishing regulatory assets in Texas in 2003 (see "Texas Restructuring" in Note 4).
 o A $69 million decrease in RMR revenues from ERCOT which includes both a fuel recovery decrease of $61 million and a fixed cost component decrease of $8 million.
 o A $22 million increase in provisions for rate refunds due to fuel reconciliation issues (see "TCC Fuel Reconciliation" in Note 3).
 o A $20 million increase in Other Operation expenses primarily due to $13 million increase of ERCOT-related transmission expense and affiliated ancillary services; $1 million increase in production expenses including emission allowances; $3 million increase in customer related expenses; and a $3 million increase in administrative and support expenses.
 o  An $18 million decrease in margins from risk management activities.
 o A $13 million decrease in retail delivery revenues driven by a decrease in KWH of 1% due in large part to a decrease in heating and cooling degree-days of 7%.
 o A $6 million decrease in QSE fees primarily due to one REP not using TCC as their QSE in 2004.
 o A $3 million decrease in revenues from ERCOT for various services including balancing energy.
 o A $2 million increase in Taxes Other Than Income Taxes primarily due to an increase of $3 million related to property taxes attributable to changes in property values, property tax rates, net fixed asset decreases - which includes the sale of certain generation plants, accrual update adjustments and timing of prior period adjustments offset in part by lower franchise taxes of $1 million.

The decrease in Operating Income was partially offset by:

 o A $254 million net decrease in fuel and purchased power expenses. KWHs purchased decreased 59% while the per unit cost increased 17%. Per unit generation costs decreased 25% and KWHs generated decreased 11% due to the sale of certain generation plants.
 o A $68 million decrease in Income Taxes. See Income Taxes section below for further discussion.
 o A $55 million decrease in Depreciation and Amortization expenses primarily due to the cessation of depreciation on plants classified as held for sale (see Note 7 "Dispositions and Assets Held for Sale").
 o A $13 million increase in transmission revenue primarily due to affiliated OATT (including a $7.6 million true-up for prior years recorded in 2004) and ancillary services.
 o A $3 million decrease in Maintenance expenses primarily due to the sale of certain generation plants.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $12 million primarily as a result of risk management activities of $9 million and $6 million in lower non-utility revenues associated with energy-related construction projects for third parties offset in part by a $2 million increase attributed to higher allowance for funds used during construction and interest income.

Nonoperating Expenses decreased $3 million primarily due to lower non-utility expenses associated with energy-related construction projects for third parties.

Interest Charges decreased $6 million primarily due to the defeasance of $112 million of First Mortgage Bonds, the deferral of the interest cost as a regulatory asset related to the cost of the sale of generation assets, the redemption of the 8% Notes Payable to Trust and other financing activities.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 24.3% and 33.6% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower pre-tax income in 2004 and consolidated tax savings from parent.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Our current ratings are as follows:

                                         Moody's       S&P         Fitch
                                         -------       ---         -----
      First Mortgage Bonds               Baa1          BBB         A
      Senior Unsecured Debt              Baa2          BBB         A-

Cash Flow
---------

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

                                                          2004           2003
                                                          ----           ----
                                                             (in thousands)
 Cash and cash equivalents at beginning of period          $760           $808
                                                       ---------      ---------
 Cash flow from (used for):
   Operating activities                                 193,107        239,370
   Investing activities                                 258,422        (49,653)
   Financing activities                                (450,529)      (187,220)
                                                       ---------      ---------
 Net increase in cash and cash equivalents                1,000          2,497
                                                       ---------      ---------
 Cash and cash equivalents at end of period              $1,760         $3,305
                                                       =========      =========

Operating Activities
--------------------

Our cash flows from operating activities were $193 million for the first nine months of 2004. We produced income of $72 million during the period including noncash expense items of $93 million for depreciation, amortization and $(121) million for deferred income taxes. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in these asset and liability accounts relates to a number of items; the most significant are an increase in the balance of taxes accrued of $147 million and a decrease in interest accrued of $20 million.

Investing Activities
--------------------

Cash Flows From Investing Activities were $258 million in 2004 primarily due to proceeds from the sale of several of our generation plants offset in part by $72 million in construction expenditures and $118 million in cash deposits for future long-term debt retirement. For the remainder of 2004, we expect our Construction Expenditures to be approximately $63 million.

Financing Activities
--------------------

Cash Flows Used for Financing Activities of $451 million in 2004 were due to retirements of long-term debt, payment of dividends and increased Advances to Affiliates.

Financing Activity
------------------

Long-term debt issuances, retirements and defeasance during the first nine months of 2004 were:

Issuances
---------

    None

Retirements
-----------
                                    Principal        Interest           Due
        Type of Debt                 Amount            Rate             Date
        ------------                ---------        --------           ----
                                  (in thousands)        (%)

    First Mortgage Bonds            $ 6,195            6.625            2005
    Securitization Bonds             48,551            3.540            2005
    Notes Payable to Trust          140,889            8.00             2037

Defeasance
----------
                                    Principal        Interest           Due
        Type of Debt                 Amount            Rate             Date
        ------------                ---------        --------           ----
                                  (in thousands)        (%)

    First Mortgage Bonds            $27,400            7.25             2004
    First Mortgage Bonds             65,763            6.625            2005
    First Mortgage Bonds             18,581            7.125            2008

Liquidity
---------

We have solid investment grade ratings which provide us ready access to capital markets in order to refinance long-term debt maturities. In addition, we participate in the AEP Utility Money Pool, which provides access to the liquidity of the AEP System. Finally, we expect to receive asset sale proceeds of approximately $376 million in the first half of 2005. These proceeds may be used to reduce current portions of long-term debt outstanding.

Significant Factors
-------------------

We made progress on our planned divestiture of all of our generation assets by
(1) announcing in June 2004 and September 2004 that we had signed agreements to sell our 7.81% share of the Oklaunion Power Station to two unaffiliated co-owners of the plant for approximately $43 million, subject to closing adjustments, (2) announcing in September 2004 that we had signed agreements to sell our 25.2% share of the South Texas Project nuclear plant to two unaffiliated co-owners of the plant for approximately $333 million, subject to closing adjustments, and (3) in July 2004 closing on the sale of our remaining generation assets, including eight natural gas plants, one coal-fired plant and one hydro plant for approximately $425 million, net of adjustments. We expect the sales of Oklaunion and South Texas Project to be completed in the first half of 2005. Nevertheless, there could be potential delays in receiving necessary regulatory approvals and clearances, which could delay the closings. We will file with the Public Utility Commission of Texas to recover net stranded costs associated with the sales pursuant to Texas restructuring legislation. Stranded costs will be calculated on the basis of all generation assets not individual plants.

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

In May 2004, an updated decommissioning study was completed for STP. The study estimates TCC's share of the decommissioning costs of STP to be $344 million in nondiscounted 2004 dollars. We are currently analyzing the STP study to determine the effect on our asset retirement obligations (ARO) and will make any appropriate adjustments to the ARO liability and related regulatory asset in the fourth quarter 2004. As discussed in Note 7, TCC is in the process of selling its ownership interest in STP to a non-affiliate, and upon completion of the sale it is anticipated that TCC will no longer be obligated for nuclear decommissioning liabilities associated with STP.

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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


                                          MTM Risk Management Contract Net Liabilities
                                             Nine Months Ended September 30, 2004
                                                         (in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2003                                             $11,942
(Gain) Loss from Contracts Realized/Settled During the Period (a)                                               (4,555)
Fair Value of New Contracts When Entered Into During the Period (b)                                                  -
Net Option Premiums Paid/(Received) (c)                                                                            (98)
Change in Fair Value Due to Valuation Methodology Changes (d)                                                      110
Changes in Fair Value of Risk Management Contracts (e)                                                             552
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (f)                          -
                                                                                                               --------
Total MTM Risk Management Contract Net Assets                                                                    7,951
Net Cash Flow Hedge Contracts (g)                                                                              (10,832)
                                                                                                               --------
Total MTM Risk Management Contract Net Liabilities at September 30, 2004                                       $(2,881)
                                                                                                               ========


(a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
(b) The "Fair Value of New Contracts When Entered Into During the Period" represents the fair value of long- term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
(c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
(d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changing methodology in regards to credit reserves on forward contracts.
(e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
(f) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
(g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss).

               Reconciliation of MTM Risk Management Contracts to
                           Consolidated Balance Sheets
                          As of September 30, 2004

                                    MTM Risk
                                   Management       Cash Flow
                                 Contracts (a)       Hedges    Consolidated (b)
                                 -------------      ---------  ----------------
                                                (in thousands)
Current Assets                      $17,277             $193        $17,470
Non Current Assets                    8,373               59          8,432
                                    --------        ---------       --------
Total MTM Derivative
 Contract Assets                     25,650              252         25,902
                                    --------        ---------       --------

Current Liabilities                 (13,774)         (10,684)       (24,458)
Non Current Liabilities              (3,925)            (400)        (4,325)
                                    --------        ---------       --------
Total MTM Derivative
 Contract Liabilities               (17,699)         (11,084)       (28,783)
                                    --------        ---------       --------

Total MTM Derivative Contract
 Net Assets (Liabilities)            $7,951         $(10,832)       $(2,881)
                                    ========        =========       ========
(a) Does not include Cash Flow Hedges.
(b) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets,
    Risk Management Liabilities and Long-term Risk Management
    Liabilities on our Consolidated Balance Sheets.

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



                                                Maturity and Source of Fair Value of MTM
                                                  Risk Management Contract Net Assets
                                           Fair Value of Contracts as of September 30, 2004

                                                Remainder                                                   After
                                                  2004          2005       2006         2007       2008    2008 (c)    Total (d)
                                                ---------       ----       ----         ----       ----    --------    ---------
                                                                                   (in thousands)
Prices Actively Quoted - Exchange
 Traded Contracts                                 $618        $(1,849)       $8         $585         $-          $-      $(638)
Prices Provided by Other External
  Sources - OTC Broker Quotes (a)               (2,381)         4,313       385            -          -           -      2,317
Prices Based on Models and Other
 Valuation Methods (b)                           2,496            891       186          (49)       672       2,076      6,272
                                                -------       --------     -----        -----      -----     -------    -------

Total                                             $733         $3,355      $579         $536       $672      $2,076     $7,951
                                                =======       ========     =====        =====      =====     =======    =======


(a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the- counter brokers, industry services, or multiple-party on-line platforms.
(b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008, of which $813 thousand of this mark-to-market value is in 2009.
(d) Amounts exclude Cash Flow Hedges.

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

          Total Accumulated Other Comprehensive Income (Loss) Activity
                      Nine Months Ended September 30, 2004

                                                              Power
                                                              -----
                                                          (in thousands)
        Beginning Balance December 31, 2003                   $(1,828)
        Changes in Fair Value (a)                              (6,134)
        Reclassifications from AOCI to Net
          Income (b)                                            1,004
                                                              --------
        Ending Balance September 30, 2004                     $(6,958)
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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $6,736 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Management Contracts
----------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

          Nine Months Ended                    Twelve Months Ended
         September 30, 2004                     December 31, 2003
  ---------------------------             ---------------------------
           (in thousands)                        (in thousands)
  End    High   Average   Low              End   High   Average   Low
  ---    ----   -------   ---              ---   ----   -------   ---
  $86    $479    $223     $78             $189   $733    $307     $73

VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $131 million and $206 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.




                                               AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                  For the Three and Nine Months Ended September 30, 2004 and 2003
                                                             (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                         ----------------------             --------------------
                                                                           2004            2003             2004            2003
                                                                           ----            ----             ----            ----
                                                                                              (in thousands)
               OPERATING REVENUES
----------------------------------------------------
Electric Generation, Transmission and Distribution                      $347,013         $443,578         $872,835      $1,264,757
Sales to AEP Affiliates                                                    7,596           41,551           38,622         131,176
                                                                        ---------        ---------        ---------     -----------
TOTAL                                                                    354,609          485,129          911,457       1,395,933
                                                                        ---------        ---------        ---------     -----------

               OPERATING EXPENSES
----------------------------------------------------
Fuel for Electric Generation                                               6,967           24,475           50,879          73,244
Fuel from Affiliates for Electric Generation                               1,707           72,776          101,883         155,976
Purchased Electricity for Resale                                         114,371          116,562          140,925         305,338
Purchased Electricity from AEP Affiliates                                     54              273            6,065          19,045
Other Operation                                                           74,780           72,185          228,198         207,863
Maintenance                                                               12,215           16,657           51,328          54,567
Depreciation and Amortization                                             34,884           48,158           92,860         148,105
Taxes Other Than Income Taxes                                             23,814           24,747           69,028          67,509
Income Taxes                                                              18,027           24,794           23,645          91,171
                                                                        ---------        ---------        ---------     -----------
TOTAL                                                                    286,819          400,627          764,811       1,122,818
                                                                        ---------        ---------        ---------     -----------

OPERATING INCOME                                                          67,790           84,502          146,646         273,115

Nonoperating Income                                                        6,783           25,006           30,946          43,069
Nonoperating Expenses                                                      3,628            3,647           11,384          14,479
Nonoperating Income Tax Expense (Credit)                                  (1,336)           6,319             (476)          7,117
Interest Charges                                                          29,269           33,321           94,609         100,343
                                                                        ---------        ---------        ---------     -----------

Income Before Cumulative Effect of Accounting Change                      43,012           66,221           72,075         194,245

Cumulative Effect of Accounting Change (Net of Tax)                            -                -                -             122
                                                                        ---------        ---------        ---------     -----------

NET INCOME                                                                43,012           66,221           72,075         194,367

Preferred Stock Dividend Requirements                                         60               60              181             181
                                                                        ---------        ---------        ---------     -----------

EARNINGS APPLICABLE TO COMMON STOCK                                      $42,952          $66,161          $71,894        $194,186
                                                                        =========        =========        =========     ===========

The common stock of TCC is owned by a wholly-owned subsidiary of AEP.

See Notes to Financial Statements of Registrant Subsidiaries.



                                             AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                               EQUITY AND COMPREHENSIVE INCOME
                                      For the Nine Months Ended September 30, 2004 and 2003
                                                      (in thousands)
                                                       (Unaudited)


                                                                                                Accumulated Other
                                                  Common          Paid-in        Retained         Comprehensive
                                                   Stock          Capital        Earnings         Income (Loss)        Total
                                                  ------          -------        --------       -----------------      -----

DECEMBER 31, 2002                                   $55,292       $132,606          $986,396         $(73,160)     $1,101,134

Common Stock Dividends                                                               (90,601)                         (90,601)
Preferred Stock Dividends                                                               (181)                            (181)
                                                                                                                   -----------
TOTAL                                                                                                               1,010,352
                                                                                                                   -----------

       COMPREHENSIVE INCOME
--------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                       337             337
NET INCOME                                                                           194,367                          194,367
                                                                                                                   -----------
TOTAL COMPREHENSIVE INCOME                                                                                            194,704
                                                    --------      ---------       -----------        ---------     -----------

SEPTEMBER 30, 2003                                  $55,292       $132,606        $1,089,981         $(72,823)     $1,205,056
                                                    ========      =========       ===========        =========     ===========


DECEMBER 31, 2003                                   $55,292       $132,606        $1,083,023         $(61,872)     $1,209,049

Common Stock Dividends                                                              (148,000)                        (148,000)
Preferred Stock Dividends                                                               (181)                            (181)
                                                                                                                   -----------
TOTAL                                                                                                               1,060,868
                                                                                                                   -----------

       COMPREHENSIVE INCOME
--------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                    (5,130)         (5,130)
   Minimum Pension Liability                                                                           (3,471)         (3,471)
NET INCOME                                                                            72,075                           72,075
                                                                                                                   -----------
TOTAL COMPREHENSIVE INCOME                                                                                             63,474
                                                    --------      ---------       -----------        ---------     -----------
SEPTEMBER 30, 2004                                  $55,292       $132,606        $1,006,917         $(70,473)     $1,124,342
                                                    ========      =========       ===========        =========     ===========

See Notes to Financial Statements of Registrant Subsidiaries.



                                           AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS
                                                          ASSETS
                                           September 30, 2004 and December 31, 2003
                                                        (Unaudited)

                                                                                                  2004                   2003
                                                                                                  ----                   ----
                                                                                                          (in thousands)
             ELECTRIC UTILITY PLANT
----------------------------------------------
Production                                                                                              $-                     $-
Transmission                                                                                       782,006                767,970
Distribution                                                                                     1,420,683              1,376,761
General                                                                                            231,533                221,354
Construction Work in Progress                                                                       42,098                 58,953
                                                                                                -----------            -----------
TOTAL                                                                                            2,476,320              2,425,038
Accumulated Depreciation and Amortization
                                                                                                   724,408                695,359
                                                                                                -----------            -----------
TOTAL - NET
                                                                                                 1,751,912              1,729,679
                                                                                                -----------            -----------

        OTHER PROPERTY AND INVESTMENTS
----------------------------------------------
Non-Utility Property, Net                                                                            1,584                  1,302
Bond Defeasance Funds                                                                               21,945                      -
Other Investments                                                                                        -                  4,639
                                                                                                -----------            -----------
TOTAL                                                                                               23,529                  5,941
                                                                                                -----------            -----------

               CURRENT ASSETS
----------------------------------------------
Cash and Cash Equivalents                                                                            1,760                    760
Other Cash Deposits                                                                                139,254                 65,122
Advances to Affiliates                                                                             172,051                 60,699
Accounts Receivable:
   Customers                                                                                       140,184                146,630
   Affiliated Companies                                                                             74,742                 78,484
   Accrued Unbilled Revenues                                                                        24,457                 23,077
   Allowance for Uncollectible Accounts                                                             (3,406)                (1,710)
Materials and Supplies                                                                              12,557                 11,708
Risk Management Assets                                                                              17,470                 22,051
Margin Deposits                                                                                      1,142                  3,230
Prepayments and Other Current Assets                                                                 5,176                  6,770
                                                                                                -----------            -----------
TOTAL                                                                                              585,387                416,821
                                                                                                -----------            -----------

       DEFERRED DEBITS AND OTHER ASSETS
----------------------------------------------
Regulatory Assets:
  SFAS 109 Regulatory Asset, Net                                                                     3,516                  3,249
  Wholesale Capacity Auction True-up                                                               480,000                480,000
  Unamortized Loss on Reacquired Debt                                                               12,108                  9,086
  Designated for Securitization                                                                  1,273,912              1,259,714
  Deferred Debt - Restructuring                                                                     11,952                 12,015
  Other                                                                                            108,877                127,488
Securitized Transition Assets                                                                      656,556                689,399
Long-term Risk Management Assets                                                                     8,432                  7,627
Deferred Charges                                                                                    57,978                 55,554
                                                                                                -----------            -----------
TOTAL                                                                                            2,613,331              2,644,132
                                                                                                -----------            -----------

Assets Held for Sale - Texas Generation Plants                                                     608,759              1,028,134
                                                                                                -----------            -----------

TOTAL ASSETS                                                                                    $5,582,918             $5,824,707
                                                                                                ===========            ===========
See Notes to Financial Statements of Registrant Subsidiaries.




                                               AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                   CAPITALIZATION AND LIABILITIES
                                               September 30, 2004 and December 31, 2003
                                                             (Unaudited)
                                                                                                      2004                2003
                                                                                                      ----                ----
                                                                                                           (in thousands)

                      CAPITALIZATION
----------------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - $25 Par Value:
    Authorized - 12,000,000 Shares
    Outstanding - 2,211,678 Shares                                                                    $55,292             $55,292
    Paid-in Capital                                                                                   132,606             132,606
    Retained Earnings                                                                               1,006,917           1,083,023
    Accumulated Other Comprehensive Income (Loss)                                                     (70,473)            (61,872)
                                                                                                   -----------         -----------
Total Common Shareholder's Equity                                                                   1,124,342           1,209,049
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                          5,940               5,940
                                                                                                   -----------         -----------
Total Shareholders' Equity                                                                          1,130,282           1,214,989
Long-term Debt                                                                                      1,541,450           2,053,974
                                                                                                   -----------         -----------
TOTAL                                                                                               2,671,732           3,268,963
                                                                                                   -----------         -----------

                       CURRENT LIABILITIES
----------------------------------------------------------------
Long-term Debt Due Within One Year                                                                    554,842             237,651
Accounts Payable:
  General                                                                                              95,179              90,004
  Affiliated Companies                                                                                 62,686              74,209
Customer Deposits                                                                                       6,289               1,517
Taxes Accrued                                                                                         214,269              67,018
Interest Accrued                                                                                       23,161              43,196
Risk Management Liabilities                                                                            24,458              17,888
Obligation Under Capital Leases                                                                           417                 407
Other                                                                                                  17,254              23,248
                                                                                                   -----------         -----------
TOTAL                                                                                                 998,555             555,138
                                                                                                   -----------         -----------

               DEFERRED CREDITS AND OTHER LIABILITIES
----------------------------------------------------------------
Deferred Income Taxes                                                                               1,126,802           1,244,912
Long-term Risk Management Liabilities                                                                   4,325               2,660
Regulatory Liabilities:
  Asset Removal Costs                                                                                 102,996              95,415
  Deferred Investment Tax Credits                                                                     108,809             112,479
  Over Recovery of Fuel Costs                                                                          69,026              69,026
  Retail Clawback                                                                                      29,824              45,527
  Other                                                                                                41,196              56,984
Obligation Under Capital Leases                                                                           497                 636
Deferred Credits and Other                                                                            196,857             144,833
                                                                                                   -----------         -----------
TOTAL                                                                                               1,680,332           1,772,472
                                                                                                   -----------         -----------

Liabilities Held for Sale - Texas Generation Plants                                                   232,299             228,134
                                                                                                   -----------         -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                               $5,582,918          $5,824,707
                                                                                                   ===========         ===========

See Notes to Financial Statements of Registrant Subsidiaries.




                                                 AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Nine Months Ended September 30, 2004 and 2003
                                                                (Unaudited)

                                                                                                   2004              2003
                                                                                                   ----              ----
                                                                                                        (in thousands)
                OPERATING ACTIVITIES
--------------------------------------------------------
Net Income                                                                                        $72,075           $194,367
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
   Cumulative Effect of Accounting Change                                                               -               (122)
   Depreciation and Amortization                                                                   92,860            148,105
   Deferred Income Taxes                                                                         (121,111)            36,386
   Deferred Investment Tax Credits                                                                 (3,670)            (3,905)
   Deferred Property Taxes                                                                         (5,996)           (10,050)
   Mark-to-Market of Risk Management Contracts                                                      3,991            (13,426)
   Wholesale Capacity Auction True-up                                                                   -           (169,000)
Changes in Certain Assets and Liabilities:
   Accounts Receivable, Net                                                                        10,504            (52,502)
   Fuel, Materials and Supplies                                                                    (7,494)            17,060
   Accounts Payable, Net                                                                           (6,348)            71,815
   Taxes Accrued                                                                                  147,251             24,043
   Interest Accrued                                                                               (20,035)           (26,738)
Change in Other Assets                                                                             (2,572)            13,562
Change in Other Liabilities                                                                        33,652              9,775
                                                                                                 ---------          ---------
Net Cash Flows From Operating Activities                                                          193,107            239,370
                                                                                                 ---------          ---------

                  INVESTING ACTIVITIES
--------------------------------------------------------
Construction Expenditures                                                                         (72,341)           (95,425)
Proceeds from Sale of Property and Other Assets                                                   426,566                 -
Change in Other Cash Deposits, Net                                                                (74,132)            45,165
Change in Bond Defeasance Funds and Other                                                         (21,671)               607
                                                                                                 ---------          ---------
Net Cash Flows From (Used For) Investing Activities                                               258,422            (49,653)
                                                                                                 ---------          ---------

                  FINANCING ACTIVITIES
--------------------------------------------------------
Change in Short-term Debt - Affiliates                                                                  -           (650,000)
Issuance of Long-term Debt                                                                              -            792,027
Retirement of Long-term Debt                                                                     (190,996)           (85,427)
Change in Advances to Affiliates                                                                 (111,352)          (153,038)
Dividends Paid on Common Stock                                                                   (148,000)           (90,601)
Dividends Paid on Cumulative Preferred Stock                                                         (181)              (181)
                                                                                                 ---------          ---------
Net Cash Flows Used For Financing Activities                                                     (450,529)          (187,220)
                                                                                                 ---------          ---------

Net Increase in Cash and Cash Equivalents                                                           1,000              2,497
Cash and Cash Equivalents at Beginning of Period                                                      760                808
                                                                                                 ---------          ---------
Cash and Cash Equivalents at End of Period                                                         $1,760             $3,305
                                                                                                 =========          =========


SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $108,791,000 and $117,427,000 and for income taxes was
$(1,058,000) and $42,901,000 in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.

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

Financing Activities                                                Note 10

                             AEP TEXAS NORTH COMPANY

                            AEP TEXAS NORTH COMPANY
             MANAGEMENT'S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS
             --------------------------------------------------------

Results of Operations
---------------------

Net Income decreased $7 million for 2004 year-to-date and $0.5 million for the third quarter. The year-to-date decrease was primarily driven by lower margins from risk management activities and a 2003 Cumulative Effect of Accounting Changes.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the three months ended September 30, 2004 increased $4 million from the prior year period primarily due to:

 o A $30 million increase in system sales, including those to Retail Electric Providers (REP), primarily due to higher KWH sales of 53%.
 o A $5 million increase in revenues from ERCOT for various services, including balancing energy and prior year's adjustments made by ERCOT recorded in 2003 and 2004.
 o  A $2 million increase in margins from risk management activities.
 o A $2 million increase in transmission revenue primarily due to affiliated ancillary services.

The increase in Operating Income was partially offset by:

 o A $29 million net increase in fuel and purchased power expenses. KWH generation decreased 6% while the generation cost per KWH increased 20% primarily due to increases in the price of natural gas. KWH's purchased increased 137% and the average cost per KWH purchased increased 6%.
 o A $2 million increase in Depreciation and Amortization expenses resulting mainly from the prior year adjustment to the excess earnings accruals related to Texas Legislation (see "Texas Restructuring" in Note 4).
 o A $1 million decrease in Reliability Must Run (RMR) revenues from ERCOT which includes a fuel recovery component and a fixed cost component.
 o A $1 million increase in Taxes Other Than Income Taxes primarily due to higher accrued property taxes attributable to changes in property values, property tax rates, net fixed asset increases, accrual update adjustments and timing of prior period adjustments.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $15 million as a result of a $9 million decrease in non-utility revenues associated with energy-related construction projects for third parties and a $6 million decrease related to risk management activities.

Nonoperating Expenses decreased $7 million primarily due to lower non-utility expenses associated with energy-related construction projects for third parties.

Income Taxes
------------
The effective tax rates for the third quarter of 2004 and 2003 were 33.1% and 36.8% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower state income taxes and federal income tax return adjustments.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 decreased $1 million from the prior year period primarily due to:

 o A $14 million decrease in system sales, including those to REPs, primarily due to both lower KWH sales of 2% due to customer choice in Texas and a small decrease in the overall average price per KWH.
 o  A $7 million decrease in margins from risk management activities.
 o A $5 million decrease in other electric revenue primarily due to Qualified Scheduling Entity fees and miscellaneous service revenue.
 o A $3 million increase in Depreciation and Amortization expenses primarily due to the prior year adjustment for excess earnings accruals related to the Texas Legislation (see "Texas Restructuring" in Note 4).
 o A $2 million decrease in retail delivery revenues due partly to a 16% decline in heating and cooling degree-days.
 o A $2 million increase in Taxes Other Than Income Taxes primarily due to higher accrued property taxes attributable to changes in property values, property tax rates, net fixed asset increases, accrual update adjustments and timing of prior period adjustments.
 o A $1 million increase in provision for rate refunds due to fuel reconciliation issues in 2003 (see "TNC Fuel Reconciliation" in Note 3).

The decrease in Operating Income was partially offset by:

 o A $7 million net decrease in fuel and purchased power expenses. KWH's purchased increased 7% while the average cost per KWH purchased decreased 25%. KWH generation increased 1% while the generation cost per KWH increased 12% primarily due to increases in the price of natural gas.
 o A $10 million increase in transmission revenue primarily due to prior year adjustments recorded in 2004 for affiliated OATT and ancillary services resulting from revised data received from ERCOT for the years 2001-2003.
 o A $5 million decrease in Income Taxes. See Income Taxes section below for further discussion.
 o A $4 million increase in revenues from ERCOT for various services, including balancing energy and prior year adjustments made by ERCOT and recorded in 2003 and 2004.
 o A $3 million increase in RMR revenues from ERCOT which include a fuel recovery increase of $6 million and a fixed cost decrease of $3 million.
 o A $3 million decrease in Other Operation expenses primarily due to proceeds of $1 million for the sale of emission allowances; decreased production expenses of approximately $1 million due to the elimination of the RMR status for the San Angelo Power Station - Unit 1; decreased transmission related expenses of $2 million offset in part by increased employee-related expenses.
 o A $1 million increase in wholesale revenues due to higher fuel revenue which is part of average fuel cost pricing.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $17 million primarily as a result of a $14 million decrease in non-utility revenue associated with energy-related construction projects for third parties and a decrease of $3 million related to risk management activities.

Nonoperating Expenses decreased $13 million primarily due to lower non-utility expenses associated with energy-related construction projects for third parties.

The Cumulative Effect of Accounting Changes is due to a one-time after-tax impact of adopting SFAS 143, "Accounting for Asset Retirement Obligations," (SFAS 143) effective January 1, 2003.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 33.4% and 37.0% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower state income taxes and federal income tax return adjustments.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Our current ratings are as follows:

                                         Moody's       S&P         Fitch
                                         -------       ---         -----
      First Mortgage Bonds               A3            BBB         A
      Senior Unsecured Debt              Baa1          BBB         A-

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

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

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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


                             MTM Risk Management Contract Net Liabilities
                                Nine Months Ended September 30, 2004
                                          (in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2003                                   $4,620
(Gain) Loss from Contracts Realized/Settled During the Period (a)                                    (1,728)
Fair Value of New Contracts When Entered Into During the Period (b)                                      -
Net Option Premiums Paid/(Received) (c)                                                                 (43)
Change in Fair Value Due to Valuation Methodology Changes (d)                                            45
Changes in Fair Value of Risk Management Contracts (e)                                                  408
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (f)               -
                                                                                                     -------
Total MTM Risk Management Contract Net Assets                                                         3,302
Net Cash Flow Hedge Contracts (g)                                                                    (3,770)
                                                                                                     -------
Total MTM Risk Management Contract Net Liabilities at September 30, 2004                              $(468)
                                                                                                     =======

 (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
 (b) The "Fair Value of New Contracts When Entered Into During the
     Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
 (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
 (d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changing methodology in regards to credit reserves on forward contracts.
 (e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
 (f) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
 (g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss).



               Reconciliation of MTM Risk Management Contracts to
                                 Balance Sheets
                            As of September 30, 2004


                                MTM Risk
                               Management       Cash Flow
                              Contracts (a)       Hedges          Total (b)
                              -------------     ---------         ---------
                                              (in thousands)
Current Assets                   $7,221              $83           $7,304
Non Current Assets                3,619               25            3,644
                                 -------         --------         --------
Total MTM Derivative
 Contract Assets                 10,840              108           10,948
                                 -------         --------         --------

Current Liabilities              (5,842)          (3,705)          (9,547)
Non Current Liabilities          (1,696)            (173)          (1,869)
                                 -------         --------         --------
Total MTM Derivative
 Contract Liabilities            (7,538)          (3,878)         (11,416)
                                 -------         --------         --------

Total MTM Derivative
 Contract Net Assets
 (Liabilities)                   $3,302          $(3,770)           $(468)
                                 =======         ========         ========

(a)   Does not include Cash Flow Hedges.
(b) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk Management Liabilities and Long-term Risk Management
      Liabilities on our Balance Sheets.

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


                                              Maturity and Source of Fair Value of MTM
                                                 Risk Management Contract Net Assets
                                         Fair Value of Contracts as of September 30, 2004

                                               Remainder                                                     After
                                                 2004           2005         2006        2007     2008      2008(c)     Total (d)
                                               ---------        ----         ----        ----     ----      -------     ---------
                                                                                    (in thousands)
Prices Actually Quoted - Exchange
 Traded Contracts                                 $267          $(799)         $3        $253       $-          $-       $(276)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)                  (918)         1,864         166           -        -           -       1,112
Prices Based on Models and Other
 Valuation Methods (b)                             835            385          80         (21)     290          897      2,466
                                                  -----        -------        -----      -----    -----        -----    -------

Total                                             $184         $1,450         $249       $232     $290         $897     $3,302
                                                  =====        =======        =====      =====    =====        =====    =======


(a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008, of which $351 thousand of this mark-to-market value is in 2009.
(d) Amounts exclude Cash Flow Hedges.

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

        Total Accumulated Other Comprehensive Income (Loss) Activity
                   Nine Months Ended September 30, 2004

                                                          Power
                                                          -----
                                                      (in thousands)

         Beginning Balance December 31, 2003              $(601)
         Changes in Fair Value (a)                       (2,140)
         Reclassifications from AOCI to Net
          Income (b)                                        320
                                                        --------
         Ending Balance September 30, 2004              $(2,421)
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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $2,326 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------
The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

       Nine Months Ended                             Twelve Months Ended
      September 30, 2004                               December 31, 2003
----------------------------                    -----------------------------
        (in thousands)                                  (in thousands)
End    High   Average    Low                    End    High    Average    Low
---    ----   -------    ---                    ---    ----    -------    ---
$37    $207     $96      $34                    $76    $294     $123      $29


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $13 million and $33 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore, a near term change in interest rates should not negatively affect our results of operation or financial position.



                                                     AEP TEXAS NORTH COMPANY
                                                       STATEMENTS OF INCOME
                                   For the Three and Nine Months Ended September 30, 2004 and 2003
                                                           (Unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                    ---------------------               ---------------------
                                                                    2004             2003               2004             2003
                                                                    ----             ----               ----             ----
                                                                                        (in thousands)

                  OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution                $139,905         $104,104           $317,585         $320,733
Sales to AEP Affiliates                                             12,599           10,351             39,344           46,790
                                                                  ---------        ---------          ---------        ---------
TOTAL                                                              152,504          114,455            356,929          367,523
                                                                  ---------        ---------          ---------        ---------

                  OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                        11,357            9,457             29,518           29,196
Fuel from Affiliates for Electric Generation                        15,497           14,390             39,263           31,392
Purchased Electricity for Resale                                    51,517           22,933             92,822           74,434
Purchased Electricity from AEP Affiliates                              309            2,486              4,385           38,280
Other Operation                                                     23,213           23,394             63,150           66,378
Maintenance                                                          4,544            4,552             15,177           14,705
Depreciation and Amortization                                        9,448            7,132             28,994           26,387
Taxes Other Than Income Taxes                                        6,476            5,281             16,873           14,746
Income Taxes                                                         8,248            7,411             16,730           21,478
                                                                  ---------        ---------          ---------        ---------
TOTAL                                                              130,609           97,036            306,912          316,996
                                                                  ---------        ---------          ---------        ---------

OPERATING INCOME                                                    21,895           17,419             50,017           50,527

Nonoperating Income                                                  8,637           23,572             38,025           54,877
Nonoperating Expenses                                                8,230           15,211             31,128           43,892
Nonoperating Income Tax Expense                                         83            2,707              2,186            3,188
Interest Charges                                                     5,366            5,726             17,028           16,290
                                                                  ---------        ---------          ---------        ---------

Income Before Cumulative Effect of Accounting Changes               16,853           17,347             37,700           42,034
Cumulative Effect of Accounting Changes (Net of Tax)                     -                -                  -            3,071
                                                                  ---------        ---------          ---------        ---------

NET INCOME                                                          16,853           17,347             37,700           45,105

Preferred Stock Dividend Requirements                                   26               26                 78               78
                                                                  ---------        ---------          ---------        ---------

EARNINGS APPLICABLE TO COMMON STOCK                                $16,827          $17,321            $37,622          $45,027
                                                                  =========        =========          =========        =========

The common stock of TNC is owned by a wholly-owned subsidiary of AEP.

See Notes to Financial Statements of Registrant Subsidiaries.




                                                        AEP TEXAS NORTH COMPANY
                                             STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                                    EQUITY AND COMPREHENSIVE INCOME
                                       For the Nine Months Ended September 30, 2004 and 2003
                                                           (in thousands)
                                                             (Unaudited)

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
                                                                                                                          ---------

           COMPREHENSIVE INCOME
----------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                            130             130
   Minimum Pension Liability                                                                                    (7)             (7)
NET INCOME                                                                              45,105                              45,105
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME                                                                                                  45,228
                                                     ---------         -------        ---------           ---------       ---------

SEPTEMBER 30, 2003                                   $137,214          $2,351         $112,002            $(30,640)       $220,927
                                                     =========         =======        =========           =========       =========


DECEMBER 31, 2003                                    $137,214          $2,351         $125,428            $(26,718)       $238,275

Common Stock Dividends                                                                  (2,000)                             (2,000)
Preferred Stock Dividends                                                                  (78)                                (78)
                                                                                                                          ---------
TOTAL                                                                                                                      236,197
                                                                                                                          ---------

           COMPREHENSIVE INCOME
----------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                         (1,820)         (1,820)
NET INCOME                                                                              37,700                              37,700
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME                                                                                                  35,880
                                                     ---------         -------        ---------           ---------       ---------

SEPTEMBER 30, 2004                                   $137,214          $2,351         $161,050            $(28,538)       $272,077
                                                     =========         =======        =========           =========       =========

See Notes to Financial Statements of Registrant Subsidiaries.




                                                  AEP TEXAS NORTH COMPANY
                                                      BALANCE SHEETS
                                                          ASSETS
                                           September 30, 2004 and December 31, 2003
                                                       (Unaudited)

                                                                                                2004                    2003
                                                                                                ----                    ----
                                                                                                       (in thousands)
             ELECTRIC UTILITY PLANT
-------------------------------------------
Production                                                                                     $362,115                $360,463
Transmission                                                                                    278,017                 268,695
Distribution                                                                                    469,891                 456,278
General                                                                                         120,781                 117,792
Construction Work in Progress                                                                    25,669                  30,199
                                                                                             -----------             -----------
TOTAL                                                                                         1,256,473               1,233,427
Accumulated Depreciation and Amortization                                                       479,764                 460,513
                                                                                             -----------             -----------
TOTAL - NET                                                                                     776,709                 772,914
                                                                                             -----------             -----------

         OTHER PROPERTY AND INVESTMENTS
-------------------------------------------
Non-Utility Property, Net                                                                         1,164                   1,286
                                                                                             -----------             -----------

                CURRENT ASSETS
-------------------------------------------
Cash and Cash Equivalents                                                                           146                       -
Other Cash Deposits                                                                               2,597                   2,863
Advances to Affiliates                                                                           54,495                  41,593
Accounts Receivable:
  Customers                                                                                      69,684                  56,670
  Affiliated Companies                                                                           27,961                  28,910
  Accrued Unbilled Revenues                                                                       3,611                   4,871
  Miscellaneous                                                                                     546                   3,411
  Allowance for Uncollectible Accounts                                                             (770)                   (175)
Fuel Inventory                                                                                    7,052                  10,925
Materials and Supplies                                                                            8,298                   8,866
Risk Management Assets                                                                            7,304                  10,340
Margin Deposits                                                                                     494                   1,285
Prepayments and Other                                                                             1,666                   1,834
                                                                                             -----------             -----------
TOTAL                                                                                           183,084                 171,393
                                                                                             -----------             -----------

       DEFERRED DEBITS AND OTHER ASSETS
-------------------------------------------
Regulatory Assets:
  Under Recovery of Fuel Costs                                                                   26,680                  26,680
  Deferred Debt - Restructuring                                                                   6,214                   6,579
  Unamortized Loss on Reacquired Debt                                                             2,489                   3,929
  Other                                                                                           2,757                   3,332
Long-term Risk Management Assets                                                                  3,644                   3,106
Deferred Charges                                                                                 37,457                  20,290
                                                                                             -----------             -----------
TOTAL                                                                                            79,241                  63,916
                                                                                             -----------             -----------

TOTAL ASSETS                                                                                 $1,040,198              $1,009,509
                                                                                             ===========             ===========
See Notes to Financial Statements of Registrant Subsidiaries.


                                                     AEP TEXAS NORTH COMPANY
                                                         BALANCE SHEETS
                                                 CAPITALIZATION AND LIABILITIES
                                             September 30, 2004 and December 31, 2003
                                                          (Unaudited)

                                                                                              2004                    2003
                                                                                              ----                    ----
                                                                                                      (in thousands)
                       CAPITALIZATION
--------------------------------------------------------------
Common Shareholder's Equity:
   Common Stock - $25 Par Value:
     Authorized - 7,800,000 Shares
     Outstanding - 5,488,560 Shares                                                         $137,214                $137,214
      Paid-in Capital                                                                          2,351                   2,351
      Retained Earnings                                                                      161,050                 125,428
      Accumulated Other Comprehensive Income (Loss)                                          (28,538)                (26,718)
                                                                                          -----------             -----------
Total Common Shareholder's Equity                                                            272,077                 238,275
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                 2,357                   2,357
                                                                                          -----------             -----------
Total Shareholders' Equity                                                                   274,434                 240,632
Long-term Debt                                                                               314,333                 314,249
                                                                                          -----------             -----------
TOTAL                                                                                        588,767                 554,881
                                                                                          -----------             -----------

                      CURRENT LIABILITIES
--------------------------------------------------------------
Long-term Debt Due Within One Year                                                            18,469                  42,505
Accounts Payable:
  General                                                                                     22,846                  28,190
  Affiliated Companies                                                                        41,952                  40,601
Customer Deposits                                                                              1,503                     161
Taxes Accrued                                                                                 39,756                  22,877
Interest Accrued                                                                               4,076                   6,038
Risk Management Liabilities                                                                    9,547                   8,658
Obligations Under Capital Leases                                                                 198                     203
Other                                                                                          7,162                   9,419
                                                                                          -----------             -----------
TOTAL                                                                                        145,509                 158,652
                                                                                          -----------             -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
--------------------------------------------------------------
Deferred Income Taxes                                                                        113,021                 113,019
Long-term Risk Management Liabilities                                                          1,869                   1,094
Regulatory Liabilities:
  Asset Removal Costs                                                                         80,233                  76,740
  Deferred Investment Tax Credits                                                             19,016                  19,990
  Retail Clawback                                                                              6,837                  11,804
  Excess Earnings                                                                             13,394                  14,262
  SFAS 109 Regulatory Liability, Net                                                          12,431                  13,655
  Other                                                                                        1,668                   1,826
Obligations Under Capital Leases                                                                 260                     270
Deferred Credits and Other                                                                    57,193                  43,316
                                                                                          -----------             -----------
TOTAL                                                                                        305,922                 295,976
                                                                                          -----------             -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                      $1,040,198              $1,009,509
                                                                                          ===========             ===========
See Notes to Financial Statements of Registrant Subsidiaries.


                                                              AEP TEXAS NORTH COMPANY
                                                             STATEMENTS OF CASH FLOWS
                                               For the Nine Months Ended September 30, 2004 and 2003
                                                                     (Unaudited)

                                                                                                     2004                2003
                                                                                                     ----                ----
                                                                                                           (in thousands)
               OPERATING ACTIVITIES
-----------------------------------------------------
Net Income                                                                                          $37,700             $45,105
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
   Cumulative Effect of Accounting Changes                                                                -              (3,071)
   Depreciation and Amortization                                                                     28,994              26,387
   Deferred Income Taxes                                                                             (1,980)                231
   Deferred Investment Tax Credits                                                                     (974)             (1,140)
   Deferred Property Taxes                                                                           (4,023)             (3,323)
   Mark-to-Market of Risk Management Contracts                                                        1,318              (4,786)
Changes in Certain Assets and Liabilities:
   Accounts Receivable, Net                                                                          (7,345)             10,804
   Fuel, Materials and Supplies                                                                       4,441               2,658
   Accounts Payable, Net                                                                             (3,993)            (40,548)
   Taxes Accrued                                                                                     16,879               8,072
Change in Other Assets                                                                              (15,653)            (11,412)
Change in Other Liabilities                                                                          10,350               8,172
                                                                                                    --------            --------
Net Cash Flows From Operating Activities                                                             65,714              37,149
                                                                                                    --------            --------

               INVESTING ACTIVITIES
-----------------------------------------------------
Construction Expenditures                                                                           (27,328)            (33,136)
Change in Other Cash Deposits, Net                                                                      266              (1,442)
Other                                                                                                   510                 595
                                                                                                    --------            --------
Net Cash Flows Used For Investing Activities                                                        (26,552)            (33,983)
                                                                                                    --------            --------

                FINANCING ACTIVITIES
-----------------------------------------------------
Change in Short-term Debt - Affiliates                                                                    -            (125,000)
Issuance of Long-term Debt                                                                                -             222,455
Retirement of Long-term Debt                                                                        (24,036)                  -
Retirement - Preferred Stock                                                                              -                 (10)
Change in Advances to Affiliates                                                                    (12,902)            (95,482)
Dividends Paid on Common Stock                                                                       (2,000)             (4,970)
Dividends Paid on Cumulative Preferred Stock                                                            (78)                (78)
                                                                                                    --------            --------
Net Cash Flows Used For Financing Activities                                                        (39,016)             (3,085)
                                                                                                    --------            --------

Net Increase in Cash and Cash Equivalents                                                               146                  81
Cash and Cash Equivalents at Beginning of Period                                                          -                  62
                                                                                                    --------            --------
Cash and Cash Equivalents at End of Period                                                             $146                $143
                                                                                                    ========            ========


SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $17,290,000 and $12,990,000 and for income taxes was $6,905,000 and
$16,410,000 in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.

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

Financing Activities                                                 Note 10

                            APPALACHIAN POWER COMPANY
                                AND SUBSIDIARIES

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                 ----------------------------------------------

Results of Operations
---------------------

Net Income for the third quarter of 2004 decreased $7 million from the prior year period primarily due to increases in Other Operation and Maintenance expenses coupled with a decrease in Nonoperating Income related to unfavorable results from risk management activities. The unfavorable impacts in Net Income were partially offset by decreased Income Taxes.

Net Income for the nine months ended September 30, 2004 decreased $91 million from the prior year period primarily due to the Cumulative Effect of Accounting Changes of $77 million recorded in 2003. In addition, increases in Other Operation, Maintenance and Depreciation and Amortization expenses were partially offset by decreased Interest Charges and increased Nonoperating Income related to favorable results from risk management activities.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the third quarter of 2004 decreased $4 million from the prior year period primarily due to:

 o A $7 million increase in Other Operation expense primarily due to increased administrative and support expenses and increased insurance premiums partially offset by reduced employee-related benefits costs in 2004.
 o A $4 million increase in Maintenance expense caused by boiler plant maintenance at Amos, Glen Lyn, Mountaineer and Sporn plants in 2004.
 o A net $3 million increase in fuel and purchased electricity expenses including a $5 million increase in Fuel for Electric Generation expense partially offset by decreased purchased electricity expenses. The $5 million increase in Fuel for Electric Generation expense was primarily due to increased cost of coal consumed partially offset by decreases in deferred fuel expense and coal pile inventory survey adjustments.
 o A $2 million increase in Depreciation and Amortization expense relating to a greater depreciable base in 2004 including the addition of capitalized software costs partially offset by reduced amortization for Virginia's transition generation regulatory assets. The reduced amortization is related to the extension of the transition period for electricity restructuring.

The decrease in Operating Income for the third quarter of 2004 was partially offset by:

 o An $8 million decrease in Income Taxes. See Income Taxes section below for further discussion.
 o A $4 million increase in Sales to AEP Affiliates reflecting a higher average price in MWH.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $7 million in the third quarter of 2004 compared to the prior year period primarily due to unfavorable results from risk management activities.

Nonoperating Expenses decreased $2 million in the third quarter of 2004 compared to the prior year period due to a charitable donation in 2003 and decreased expenses of inactive coal companies.

Interest charges decreased $1 million in the third quarter of 2004 compared to the prior year period due to reduced interest rates from refinancing higher cost debt.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 29.6% and 35.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 in comparison to the prior year period decreased $33 million primarily due to:

 o A $29 million increase in Maintenance expenses caused by boiler plant maintenance at Amos, Clinch River, Glen Lyn and Kanawha River plants.
 o A $17 million increase in Other Operation expenses primarily due to increased administrative and support expenses, increased insurance premiums and increased removal costs. These increases were partially offset by reduced labor costs in 2004.
 o A $15 million increase in Depreciation and Amortization expense primarily due to reduced expense in 2003 attributable to the adoption of SFAS 143 for regulated operations and to a lesser degree, a greater depreciable base in 2004, which included the addition of capitalized software costs partially offset by reduced amortization of Virginia's transition generation regulatory assets. The reduced amortization is related to the extension of the transition period for electricity restructuring.
 o A $4 million decrease in Sales to AEP Affiliates relating to decreased power available for sale caused by planned plant outages in 2004.

The decrease in Operating Income for the nine months ended September 30, 2004 was partially offset by:

 o A $17 million increase in Electric Generation, Transmission and Distribution revenues primarily resulting from a 28% increase in cooling degree days in 2004 in comparison to the prior year period.
 o A $10 million decrease in Income Taxes. See Income Taxes section below for further discussion.
o A net $4 million decrease in fuel and purchased electricity expenses including a $19 million decrease in Fuel for Electric Generation expenses partially offset by a $15 million increase in purchased electricity expenses. The decrease in Fuel for Electric Generation expenses was primarily due to decreased generation and deferred fuel expense partially offset by the increased cost of coal used in generation. Purchased electricity expenses increased due to lower generation caused by planned outages partially offset by decreased capacity charges.

Other Impacts on Earnings
-------------------------

Nonoperating Income increased $6 million in the nine months ended September 30, 2004 compared to the prior year period primarily due to favorable results from risk management activities.

Nonoperating Expenses decreased $3 million in the nine months ended September 30, 2004 compared to the prior year period due to decreased expenses of inactive coal companies.

Nonoperating Income Tax Credit decreased $4 million. See Income Taxes section below for further discussion.

Interest Charges decreased $13 million in the nine months ended September 30, 2004 compared to the prior year period due to reduced interest rates from refinancing higher cost debt and increased construction-related capitalized interest.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 37.3% and 36.7%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

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

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                         Moody's       S&P         Fitch
                                         -------       ---         -----
      First Mortgage Bonds               Baa1          BBB         A-
      Senior Unsecured Debt              Baa2          BBB         BBB+

Cash Flow
---------

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:


                                                                          2004              2003
                                                                          ----              ----
                                                                              (in thousands)

Cash and cash equivalents at beginning of period                          $4,561            $4,133
                                                                        ---------         ---------
Cash flow from (used for):
  Operating activities                                                   397,919           409,707
  Investing activities                                                  (261,198)         (187,977)
  Financing activities                                                  (137,784)         (220,755)
                                                                        ---------         ---------
Net increase (decrease) in cash and cash equivalents                      (1,063)              975
                                                                        ---------         ---------
Cash and cash equivalents at end of period                                $3,498            $5,108
                                                                        =========         =========

Operating Activities
--------------------

Net Cash Flows From Operating Activities for the nine months ended September 30, 2004 were $398 million. We produced income of $126 million that included noncash expense items of $191 million for depreciation, amortization and deferred taxes. The other changes in assets and liabilities primarily represent items that had a current period cash flow impact such as changes in working capital, the largest of which were affiliated accounts receivable.

Investing Activities
--------------------

Net Cash Flows Used For Investing Activities for the nine months ended September 30, 2004 were $261 million. Current year construction expenditures of $305 million were focused primarily on projects to improve service reliability for transmission and distribution, as well as environmental upgrades. In addition, Changes in Other Cash Deposits, Net of $41 million consisted primarily of monies set aside in 2003 for the retirement of the Installment Purchase Contracts in 2004. For the remainder of 2004, we expect our Construction Expenditures to be approximately $105 million.

Financing Activities
--------------------

For the nine months ended September 30, 2004, we issued $126 million of Senior Unsecured Notes and we retired $66 million of First Mortgage Bonds and $40 million of Installment Purchase Contracts. In addition, we repaid $83 million of advances from affiliates and advanced $24 million to our affiliates and we paid $50 million in common dividends.

Liquidity
---------

We have solid investment grade ratings which provide us ready access to capital markets in order to refinance long-term debt maturities. In addition, we participate in the AEP Utility Money Pool, which provides us access to liquidity of the AEP System.

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

 Issuances
 ---------
                                         Principal       Interest          Due
                Type of Debt              Amount           Rate            Date
                ------------             ---------       --------          ----
                                       (in thousands)       (%)

          Senior Unsecured Notes          $125,000       Variable          2007


 Retirements
 -----------
                                         Principal       Interest          Due
                Type of Debt              Amount           Rate            Date
                ------------             ---------       --------          ----
                                       (in thousands)       (%)

          First Mortgage Bonds             $45,000         7.125           2024
          Installment Purchase Contracts    40,000         5.45            2019
          First Mortgage Bonds              21,000         7.70            2004

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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


                               MTM Risk Management Contract Net Assets
                                 Nine Months Ended September 30, 2004
                                                                                                         (in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2003                                          $68,066
(Gain) Loss from Contracts Realized/Settled During the Period (a)                                           (32,269)
Fair Value of New Contracts When Entered Into During the Period (b)                                               -
Net Option Premiums Paid/(Received) (c)                                                                        (345)
Change in Fair Value Due to Valuation Methodology Changes (d)                                                   835
Changes in Fair Value of Risk Management Contracts (e)                                                        4,229
Changes in Fair Value Risk Management Contracts Allocated to Regulated Jurisdictions (f)                      2,907
                                                                                                            --------
Total MTM Risk Management Contract Net Assets                                                                43,423
Net Cash Flow Hedge Contracts (g)                                                                           (21,364)
DETM Assignment (h)                                                                                         (25,781)
                                                                                                            --------
Total MTM Risk Management Contract Net Liabilities at September 30, 2004                                    $(3,722)
                                                                                                            ========

(a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
(b) The "Fair Value of New Contracts When Entered Into During the Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
(c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
(d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changes in methodology in regards to credit reserves on forward contracts.
(e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
(f) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
(g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss).
(h) See Note 17 "Related Party Transactions" in the 2003 Annual Report.


                         Reconciliation of MTM Risk Management Contracts to
                                   Consolidated Balance Sheets
                                    As of September 30, 2004


                                          MTM Risk
                                         Management       Cash Flow         DETM
                                        Contracts(a)        Hedges       Assignment (b)  Consolidated (c)
                                        ------------      ---------      --------------  ----------------
                                                                      (in thousands)
Current Assets                            $87,524           $1,560              $-           $89,084
Non Current Assets                         81,202              207                -           81,409
                                         ---------        ---------       ---------         ---------
Total MTM Derivative
 Contract Assets                          168,726            1,767                -          170,493
                                         ---------        ---------       ---------         ---------

Current Liabilities                       (80,289)         (21,485)        (10,624)         (112,398)
Non Current Liabilities                   (45,014)          (1,646)        (15,157)          (61,817)
                                         ---------        ---------       ---------         ---------
Total MTM Derivative
 Contract Liabilities                    (125,303)         (23,131)        (25,781)         (174,215)
                                         ---------        ---------       ---------         ---------

Total MTM Derivative
 Contract Net Assets
 (Liabilities)                            $43,423         $(21,364)       $(25,781)          $(3,722)
                                         =========        =========       =========         =========

(a) Does not include Cash Flow Hedges.
(b) See Note 17 "Related Party Transactions" in the 2003 Annual Report.
(c) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk Management Liabilities and Long-term Risk Management Liabilities on our Consolidated Balance Sheets.

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


                                                 Maturity and Source of Fair Value of MTM
                                                   Risk Management Contract Net Assets
                                             Fair Value of Contracts as of September 30, 2004

                                              Remainder                                                     After
                                                2004         2005         2006       2007         2008     2008 (c)  Total (d)
                                              ---------      ----         ----       ----         ----     --------  ---------
                                                            (in thousands)
Prices Actively Quoted - Exchange
 Traded Contracts                              $2,180      $(6,524)        $28      $2,066          $-         $-     $(2,250)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)               (3,024)      12,677       3,296       2,095           -          -      15,044
Prices Based on Models and Other
 Valuation Methods (b)                            769        3,196       4,231       3,527       5,832      13,074     30,629
                                               -------     --------     -------     ------      -------    --------   --------

Total                                            $(75)      $9,349      $7,555      $7,688      $5,832     $13,074    $43,423
                                               =======     ========     =======     ======      =======    ========   ========


(a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled.
    The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $5.9 million of this mark-to-market value is in 2009 and $5.8 million of this mark-to-market is in 2010.
(d) Amounts exclude Cash Flow Hedges.

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


                     Total Accumulated Other Comprehensive Income (Loss) Activity
                              Nine Months Ended September 30, 2004

                                                                Foreign
                                                   Power        Currency          Interest Rate       Consolidated
                                                   -----        --------          -------------       ------------
                                                                           (in thousands)

Beginning Balance December 31, 2003                  $359        $(183)              $(1,745)           $(1,569)
Changes in Fair Value (a)                          (2,658)          -                (10,622)           (13,280)
Reclassifications from AOCI to Net
 Income (b)                                        (1,363)           5                   272             (1,086)
                                                  --------       ------             ---------          ---------
Ending Balance September 30, 2004                 $(3,662)       $(178)             $(12,095)          $(15,935)
                                                  ========       ======             =========          =========


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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $3,876 thousand loss.

Credit Risk
-----------

Counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

       Nine Months Ended                        Twelve Months Ended
      September 30, 2004                         December 31, 2003
 -----------------------------            -----------------------------
        (in thousands)                            (in thousands)
 End    High    Average    Low            End    High    Average    Low
 ---    ----    -------    ---            ---    ----    -------    ---
 $304  $1,690    $786     $274            $596  $2,314    $969     $230


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $109 million and $102 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period; therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.




                                            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                For the Three and Nine Months Ended September 30, 2004 and 2003
                                                          (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                         -------------------            ---------------------
                                                                         2004           2003            2004             2003
                                                                         ----           ----            ----             ----
                                                                                         (in thousands)
                   OPERATING REVENUES
----------------------------------------------------
Electric Generation, Transmission and Distribution                    $428,689        $428,667       $1,314,647       $1,297,255
Sales to AEP Affiliates                                                 58,726          54,944          163,655          167,335
                                                                      ---------       ---------      -----------      -----------
TOTAL                                                                  487,415         483,611        1,478,302        1,464,590
                                                                      ---------       ---------      -----------      -----------

                  OPERATING EXPENSES
----------------------------------------------------
Fuel for Electric Generation                                           117,841         113,274          327,246          345,819
Purchased Electricity for Resale                                        19,727          18,365           54,157           50,745
Purchased Electricity from AEP Affiliates                               90,257          92,857          268,537          257,382
Other Operation                                                         70,725          64,065          209,393          192,806
Maintenance                                                             36,240          31,855          130,493          101,420
Depreciation and Amortization                                           48,877          46,501          144,021          128,574
Taxes Other Than Income Taxes                                           22,995          23,232           69,947           70,583
Income Taxes                                                            18,063          26,328           78,339           88,387
                                                                      ---------       ---------      -----------      -----------
TOTAL                                                                  424,725         416,477        1,282,133        1,235,716
                                                                      ---------       ---------      -----------      -----------

OPERATING INCOME                                                        62,690          67,134          196,169          228,874

Nonoperating Income                                                        636           7,502            9,336            2,878
Nonoperating Expenses                                                    1,497           3,910            7,239           10,219
Nonoperating Income Tax Credit                                          (1,899)         (1,307)          (3,524)          (7,491)
Interest Charges                                                        25,269          26,318           76,169           89,520
                                                                      ---------       ---------      -----------      -----------

Income Before Cumulative Effect of Accounting Changes                   38,459          45,715          125,621          139,504
Cumulative Effect of Accounting Changes (Net of Tax)                         -               -                -           77,257
                                                                      ---------       ---------      -----------      -----------

NET INCOME                                                              38,459          45,715          125,621          216,761

Preferred Stock Dividend Requirements
 (Including Capital Stock Expense)                                         796             703            2,417            2,671
                                                                      ---------       ---------      -----------      -----------

EARNINGS APPLICABLE TO COMMON STOCK                                    $37,663         $45,012         $123,204         $214,090
                                                                      =========       =========      ===========      ===========

The common stock of APCo is wholly-owned by AEP.
See Notes to Financial Statements of Registrant Subsidiaries.


                                              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                                   EQUITY AND COMPREHENSIVE INCOME
                                       For the Nine Months Ended September 30, 2004 and 2003
                                                          (in thousands)
                                                            (Unaudited)


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
                                                                                                                    -----------

        COMPREHENSIVE INCOME
-------------------------------------
Other Comprehensive Income (Loss),
 Net of  Taxes:
  Cash Flow Hedges                                                                                        772              772
NET INCOME                                                                        216,761                              216,761
                                                                                                                    -----------
TOTAL COMPREHENSIVE INCOME                                                                                             217,533
                                                  ---------      ---------       ---------           ---------      -----------

SEPTEMBER 30, 2003                                $260,458       $719,274        $378,329            $(71,310)      $1,286,751
                                                  =========      =========       =========           =========      ===========


DECEMBER 31, 2003                                 $260,458       $719,899        $408,718            $(52,088)      $1,336,987

Common Stock Dividends                                                            (50,000)                             (50,000)
Preferred Stock Dividends                                                            (600)                                (600)
Capital Stock Expense                                               1,817          (1,817)                                   -
                                                                                                                    -----------
TOTAL                                                                                                                1,286,387
                                                                                                                    -----------

        COMPREHENSIVE INCOME
-------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
  Cash Flow Hedges                                                                                    (14,366)         (14,366)
NET INCOME                                                                        125,621                              125,621
                                                                                                                    -----------
TOTAL COMPREHENSIVE INCOME                                                                                             111,255
                                                  ---------      ---------       ---------           ---------      -----------

SEPTEMBER 30, 2004                                $260,458       $721,716        $481,922            $(66,454)      $1,397,642
                                                  =========      =========       =========           =========      ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                               APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                               ASSETS
                                               September 30, 2004 and December 31, 2003
                                                             (Unaudited)

                                                                                           2004                     2003
                                                                                           ----                     ----
                                                                                                   (in thousands)
               ELECTRIC UTILITY PLANT
----------------------------------------------
Production                                                                               $2,488,089              $2,287,043
Transmission                                                                              1,251,486               1,240,889
Distribution                                                                              2,051,936               2,006,329
General                                                                                     307,207                 294,786
Construction Work in Progress                                                               302,750                 311,884
                                                                                         -----------             -----------
TOTAL                                                                                     6,401,468               6,140,931
Accumulated Depreciation and Amortization                                                 2,413,097               2,321,360
                                                                                         -----------             -----------
TOTAL - NET                                                                               3,988,371               3,819,571
                                                                                         -----------             -----------

           OTHER PROPERTY AND INVESTMENTS
----------------------------------------------
Non-Utility Property, Net                                                                    20,619                  20,574
Other Investments                                                                            21,337                  26,668
                                                                                         -----------             -----------
TOTAL                                                                                        41,956                  47,242
                                                                                         -----------             -----------

                  CURRENT ASSETS
----------------------------------------------
Cash and Cash Equivalents                                                                     3,498                   4,561
Other Cash Deposits                                                                             707                  41,320
Advances to Affiliates, Net                                                                  23,779                       -
Accounts Receivable:
  Customers                                                                                 125,478                 133,717
  Affiliated Companies                                                                       95,975                 137,281
  Accrued Unbilled Revenues                                                                  31,582                  35,020
  Miscellaneous                                                                               1,076                   3,961
  Allowance for Uncollectible Accounts                                                       (5,951)                 (2,085)
Fuel Inventory                                                                               48,511                  42,806
Materials and Supplies                                                                       87,932                  71,978
Risk Management Assets                                                                       89,084                  71,189
Margin Deposits                                                                               5,421                  11,525
Prepayments and Other                                                                        14,776                  13,301
                                                                                         -----------             -----------
TOTAL                                                                                       521,868                 564,574
                                                                                         -----------             -----------

        DEFERRED DEBITS AND OTHER ASSETS
----------------------------------------------
Regulatory Assets:
  Transition Regulatory Assets                                                               26,528                  30,855
  SFAS 109 Regulatory Asset, Net                                                            324,032                 325,889
  Unamortized Loss on Reacquired Debt                                                        18,774                  19,005
  Other                                                                                      41,512                  41,447
Long-term Risk Management Assets                                                             81,409                  70,900
Deferred Property Taxes                                                                      20,769                  35,343
Other Deferred Charges                                                                       23,552                  22,185
                                                                                         -----------             -----------
TOTAL                                                                                       536,576                 545,624
                                                                                         -----------             -----------

TOTAL ASSETS                                                                             $5,088,771              $4,977,011
                                                                                         ===========             ===========

See Notes to Financial Statements of Registrant Subsidiaries.



                                             APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                   CAPITALIZATION AND LIABILITIES
                                              September 30, 2004 and December 31, 2003
                                                             (Unaudited)


                                                                                                    2004                2003
                                                                                                    ----                ----
                                                                                                         (in thousands)
                         CAPITALIZATION
------------------------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - No Par Value:
    Authorized - 30,000,000 Shares
    Outstanding - 13,499,500 Shares                                                               $260,458            $260,458
    Paid-in Capital                                                                                721,716             719,899
    Retained Earnings                                                                              481,922             408,718
    Accumulated Other Comprehensive Income (Loss)                                                  (66,454)            (52,088)
                                                                                                -----------         -----------
Total Common Shareholder's Equity                                                                1,397,642           1,336,987
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                      17,784              17,784
                                                                                                -----------         -----------
Total Shareholders' Equity                                                                       1,415,426           1,354,771
Liability for Cumulative Preferred Stock Subject to Mandatory Redemption                             5,360               5,360
Long-term Debt                                                                                   1,254,921           1,703,073
                                                                                                -----------         -----------
TOTAL                                                                                            2,675,707           3,063,204
                                                                                                -----------         -----------

                       CURRENT LIABILITIES
------------------------------------------------------------------------
Long-term Debt Due Within One Year                                                                 630,009             161,008
Advances from Affiliates, Net                                                                            -              82,994
Accounts Payable:
  General                                                                                          132,417             140,497
  Affiliated Companies                                                                              60,150              81,812
Customer Deposits                                                                                   45,867              33,930
Taxes Accrued                                                                                       80,616              50,259
Interest Accrued                                                                                    38,820              22,113
Risk Management Liabilities                                                                        112,398              51,430
Obligations Under Capital Leases                                                                     7,179               9,218
Other                                                                                               53,785              60,289
                                                                                                -----------         -----------
TOTAL                                                                                            1,161,241             693,550
                                                                                                -----------         -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
------------------------------------------------------------------------
Deferred Income Taxes                                                                              825,347             803,355
Regulatory Liabilities:
  Asset Removal Costs                                                                               98,139              92,497
  Deferred Investment Tax Credits                                                                   31,546              30,545
  Over-Recovery of Fuel Cost                                                                        65,036              68,704
  Other Regulatory Liabilities                                                                      20,423              17,326
Long-term Risk Management Liabilities                                                               61,817              54,327
Obligations Under Capital Leases                                                                    13,679              16,134
Asset Retirement Obligation                                                                         22,635              21,776
Deferred Credits and Other                                                                         113,201             115,593
                                                                                                -----------         -----------
TOTAL                                                                                             1,251,823           1,220,257
                                                                                                -----------         -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                            $5,088,771          $4,977,011
                                                                                                ===========         ===========
See Notes to Financial Statements of Registrant Subsidiaries.



                                          APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Nine Months Ended September 30, 2004 and 2003
                                                          (Unaudited)

                                                                                                2004                  2003
                                                                                                ----                  ----
                                                                                                      (in thousands)
                OPERATING ACTIVITIES
------------------------------------------------------
Net Income                                                                                    $125,621              $216,761
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
    Cumulative Effect of Accounting Changes                                                         -                (77,257)
    Depreciation and Amortization                                                              144,021               128,574
    Deferred Income Taxes                                                                       31,596                 3,394
    Deferred Investment Tax Credits                                                              1,001                (1,940)
    Deferred Property Taxes                                                                     14,574                15,008
    Deferred Power Supply Costs, Net                                                            (3,668)               71,815
    Mark to Market of Risk Management Contracts                                                 18,137                33,727
Changes in Certain Assets and Liabilities:
    Accounts Receivable, Net                                                                    59,734                68,673
    Fuel, Materials and Supplies                                                               (21,659)                6,202
    Accounts Payable, Net                                                                      (29,742)              (57,931)
    Customer Deposits                                                                           11,937                 5,590
    Taxes Accrued                                                                               30,357                18,001
    Interest Accrued                                                                            16,707                20,354
    Incentive Plan Accrued                                                                      (1,151)               (8,789)
Rate Stabilization Deferral                                                                         -                (75,601)
Change in Other Assets                                                                           3,294                 6,162
Change in Other Liabilities                                                                     (2,840)               36,964
                                                                                              ---------             ---------
Net Cash Flows From Operating Activities                                                       397,919               409,707
                                                                                              ---------             ---------

              INVESTING ACTIVITIES
------------------------------------------------------
Construction Expenditures                                                                     (305,055)             (190,047)
Proceeds from Sale of Property and Other                                                         3,244                 2,078
Change in Other Cash Deposits, Net                                                              40,613                    (8)
                                                                                              ---------             ---------
Net Cash Flows Used For Investing Activities                                                  (261,198)             (187,977)
                                                                                              ---------             ---------

               FINANCING ACTIVITIES
------------------------------------------------------
Issuance of Long-term Debt                                                                     125,595               495,122
Retirement of Long-term Debt                                                                  (106,006)             (545,237)
Change in Advances to/from Affiliates, Net                                                    (106,773)              (73,639)
Dividends Paid on Common Stock                                                                 (50,000)              (96,200)
Dividends Paid on Cumulative Preferred Stock                                                      (600)                 (801)
                                                                                              ---------             ---------
Net Cash Flows Used For Financing Activities                                                  (137,784)             (220,755)
                                                                                              ---------             ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                            (1,063)                  975
Cash and Cash Equivalents at Beginning of Period                                                 4,561                 4,133
                                                                                              ---------             ---------
Cash and Cash Equivalents at End of Period                                                      $3,498                $5,108
                                                                                              =========             =========

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $53,622,000 and $63,481,000 and for income taxes was $(831,000)
and $47,419,000 in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.

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

Financing Activities                                            Note 10

                         COLUMBUS SOUTHERN POWER COMPANY
                                AND SUBSIDIARIES

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS
            --------------------------------------------------------

Results of Operations
---------------------

The decrease in Net Income of $10 million in third quarter 2004 was primarily due to decreases in operating revenues and nonoperating risk management activities.

The decrease in year-to-date Net Income of $29 million in 2004 was primarily due to a $27 million net-of-tax Cumulative Effect of Accounting Changes in the first quarter of 2003.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income decreased $6 million primarily due to:

 o A $6 million decrease in retail electric revenues resulting from decreased weather-based demand from residential customers and decreased industrial sales due to a declining number of customers.
 o A $3 million increase in Other Operation expenses primarily relating to lime expenses for pollution control and increases in steam power expenses and administrative and support expenses.
 o A $3 million increase in Depreciation and Amortization expenses due to a greater depreciable base in 2004, including capitalized software costs and the increased amortization of transition generation regulatory assets due to normal operating adjustments.

The decrease in Operating Income was partially offset by:

 o A $6 million decrease in Income Taxes expense. See Income Taxes section below for further discussion.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $2 million due to unfavorable results from risk management activities.

Interest Charges increased $2 million due to the write-off of costs related to reacquired debt that was refinanced at lower interest rates.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 31.5% and 32.7% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income decreased $5 million primarily due to:

 o A $12 million decrease in non-affiliated wholesale energy sales due to lower sales volume and the expiration of municipal contracts.
 o An $11 million increase in Other Operation expenses primarily relating to lime expenses for pollution control and increases in steam power expenses and administrative and support expenses.
 o A $10 million increase in Depreciation and Amortization expenses due to a greater depreciable base in 2004, including capitalized software costs and the increased amortization of transition generation regulatory assets due to normal operating adjustments.
 o  A $7 million increase in fuel expenses due to higher coal costs.
 o A $3 million increase in Maintenance expenses due primarily to boiler overhaul work from scheduled and forced outages.

The decrease in Operating Income was partially offset by:

 o A $24 million increase in retail electric revenues resulting primarily from increased weather-related demand from residential and commercial customers during the second quarter 2004.
 o A $9 million increase in operating revenues related to favorable results from risk management activities.
 o A $6 million decrease in Income Taxes expense. See Income Taxes section below for further discussion.

Other Impacts on Earnings
-------------------------

Nonoperating Income increased $10 million due to favorable results from risk management activities.

Nonoperating Income Tax Credit decreased $5 million. See Income Taxes section below for further discussion.

Interest Charges increased $3 million due to the write-off of costs related to reacquired debt that was refinanced at lower interest rates.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 33.6% and 33.4% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

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

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                     Moody's       S&P         Fitch
                                     -------       ---         -----

  Senior Unsecured Debt              A3            BBB         A-

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

 Issuances
 ---------

                                        Principal         Interest         Due
           Type of Debt                   Amount            Rate           Date
           ------------                 ---------         --------         ----
                                      (in thousands)         (%)

   Installment Purchase Contracts         $43,695          Variable        2038
   Installment Purchase Contracts          48,550          Variable        2038
   Notes Payable - Affiliates             100,000            4.64          2010


  Retirements
  -----------

                                         Principal         Interest        Due
           Type of Debt                    Amount            Rate          Date
           ------------                  ---------         --------        ----
                                      (in thousands)         (%)

   First Mortgage Bonds                   $11,000            7.60          2024
   Installment Purchase Contracts          43,695            6.25          2020
   Installment Purchase Contracts          48,550            6.375         2020

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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


                                    MTM Risk Management Contract Net Assets
                                     Nine Months Ended September 30, 2004
                                              (in thousands)

 Total MTM Risk Management Contract Net Assets at December 31, 2003                                        $38,337
 (Gain) Loss from Contracts Realized/Settled During the Period (a)                                         (18,594)
 Fair Value of New Contracts When Entered Into During the Period (b)                                             -
 Net Option Premiums Paid/(Received) (c)                                                                      (200)
 Change in Fair Value Due to Valuation Methodology Changes (d)                                                 898
 Changes in Fair Value of Risk Management Contracts (e)                                                      4,469
 Changes in Fair Value Risk Management Contracts Allocated to Regulated Jurisdictions (f)                        -
                                                                                                           --------
 Total MTM Risk Management Contract Net Assets                                                              24,910
 Net Cash Flow Hedge Contracts (g)                                                                          (3,273)
 DETM Assignment (h)                                                                                       (14,888)
                                                                                                           --------
 Total MTM Risk Management Contract Net Assets at September 30, 2004                                        $6,749
                                                                                                           ========

 (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
 (b) The "Fair Value of New Contracts When Entered Into During the Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
 (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
 (d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changes in methodology in regards to credit reserves on forward contracts.
 (e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
 (f) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
 (g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss).
 (h) See Note 17 "Related Party Transactions" in the 2003 Annual Report.


                            Reconciliation of MTM Risk Management Contracts to
                                      Consolidated Balance Sheets
                                       As of September 30, 2004


                                         MTM Risk
                                         Management        Cash Flow        DETM
                                        Contracts(a)         Hedges     Assignment (b)     Consolidated (c)
                                        ------------       ---------    --------------     ----------------
                                                                (in thousands)
Current Assets                            $50,378             $393              $-            $50,771
Non Current Assets                         46,895              119               -             47,014
                                          --------         --------       ---------           --------
Total MTM Derivative
 Contract Assets                           97,273              512               -             97,785
                                          --------         --------       ---------           --------

Current Liabilities                       (46,368)          (2,969)         (6,135)           (55,472)
Non Current Liabilities                   (25,995)            (816)         (8,753)           (35,564)
                                          --------         --------       ---------           --------
Total MTM Derivative
 Contract Liabilities                     (72,363)          (3,785)        (14,888)           (91,036)
                                          --------         --------       ---------           --------

Total MTM Derivative
 Contract Net Assets
 (Liabilities)
                                          $24,910          $(3,273)       $(14,888)            $6,749
                                          ========         ========       =========           ========

(a) Does not include Cash Flow Hedges.
(b) See Note 17 "Related Party Transactions" in the 2003 Annual Report.
(c) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk Management Liabilities and Long-term Risk Management Liabilities on our Consolidated Balance Sheets.

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


                                                Maturity and Source of Fair Value of MTM
                                                  Risk Management Contract Net Assets
                                             Fair Value of Contracts as of September 30, 2004

                                               Remainder                                                         After
                                                2004           2005         2006          2007        2008      2008 (c)  Total (d)
                                          --------------     --------     --------      --------    --------    --------  ---------
                                                             (in thousands)
Prices Actively Quoted - Exchange
 Traded Contracts                                $1,259      $(3,767)         $16       $1,193          $-         $-      $(1,299)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)                 (1,746)       7,153        1,904        1,210           -          -        8,521
Prices Based on Models and Other
 Valuation Methods (b)                              441        1,847        2,443        2,037       3,369       7,551      17,688
                                                 -------     --------      -------      -------     -------      -------   --------

Total                                              $(46)      $5,233       $4,363       $4,440      $3,369       $7,551    $24,910
                                                 =======     ========      =======      =======     =======      =======   ========

(a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(b) "Prices Based on Models and Other Valuation Methods" if there is absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $3.4 million of this mark-to-market value is in 2009 and $3.3 million of this mark-to-market is in 2010.
(d)  Amounts exclude Cash Flow Hedges.


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

          Total Accumulated Other Comprehensive Income (Loss) Activity
                      Nine Months Ended September 30, 2004

                                                                    Power
                                                                    -----
                                                                (in thousands)
    Beginning Balance December 31, 2003                              $202
    Changes in Fair Value (a)                                      (1,473)
    Reclassifications from AOCI to Net Income (b)                    (844)
                                                                  --------
    Ending Balance September 30, 2004                             $(2,115)
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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $1,662 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Energy and Gas Risk Management Contracts
------------------------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

        Nine Months Ended                      Twelve Months Ended
       September  30, 2004                      December 31, 2003
  -----------------------------          -----------------------------
          (in thousands)                        (in thousands)
  End     High    Average   Low           End   High    Average    Low
  ---     ----    -------   ---           ---   ----    -------    ---
 $176     $976     $454    $158          $336  $1,303    $546     $130


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $78 million and $98 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.




                                              COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                      For the Three and Nine Months Ended September 30, 2004 and 2003
                                                        (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                          --------------------             --------------------
                                                                          2004            2003             2004            2003
                                                                          ----            ----             ----            ----
                                                                                           (in thousands)
                OPERATING REVENUES
-----------------------------------------------------
Electric Generation, Transmission and Distribution                      $369,192        $375,936       $1,049,671      $1,027,732
Sales to AEP Affiliates                                                   21,796          21,719           61,748          62,199
                                                                        ---------       ---------      -----------     -----------
TOTAL                                                                    390,988         397,655        1,111,419       1,089,931
                                                                        ---------       ---------      -----------     -----------

                OPERATING EXPENSES
-----------------------------------------------------
Fuel for Electric Generation                                              49,732          42,473          142,528         127,937
Fuel From Affiliates for Electric Generation                                   -           7,882           10,603          18,485
Purchased Electricity for Resale                                           5,389           5,688           14,839          13,898
Purchased Electricity from AEP Affiliates                                 96,193          93,486          263,614         263,225
Other Operation                                                           60,520          57,348          176,797         166,027
Maintenance                                                               17,417          19,630           60,187          56,801
Depreciation and Amortization                                             37,933          34,442          111,196         101,478
Taxes Other Than Income Taxes                                             34,017          34,970          102,069         101,532
Income Taxes                                                              24,525          30,543           65,187          70,787
                                                                        ---------       ---------      -----------     -----------
TOTAL                                                                    325,726         326,462          947,020         920,170
                                                                        ---------       ---------      -----------     -----------

OPERATING INCOME                                                          65,262          71,193          164,399         169,761

Nonoperating Income (Loss)                                                 1,808           3,778            7,656          (2,587)
Nonoperating Expenses                                                        444             159            2,037           2,944
Nonoperating Income Tax Credit                                               383              84               92           5,231
Interest Charges                                                          14,439          12,071           41,666          38,946
                                                                        ---------       ---------      -----------     -----------

Income Before Cumulative Effect of Accounting Changes                     52,570          62,825          128,444         130,515
Cumulative Effect of Accounting Changes (Net of Tax)                           -               -                -          27,283
                                                                        ---------       ---------      -----------     -----------

NET INCOME                                                                52,570          62,825          128,444         157,798

Preferred Stock - Capital Stock Expense                                      254             254              762             762
                                                                        ---------       ---------      -----------     -----------

EARNINGS APPLICABLE TO COMMON  STOCK                                     $52,316         $62,571         $127,682        $157,036
                                                                        =========       =========      ===========     ===========

The common stock of CSPCo is wholly-owned by AEP.

See Notes to Financial Statements of Registrant Subsidiaries.



                                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                            EQUITY AND COMPREHENSIVE INCOME
                                  For the Nine Months Ended September 30, 2004 and 2003
                                                    (in thousands)
                                                     (Unaudited)


                                                                                                   Accumulated Other
                                                    Common       Paid-in          Retained          Comprehensive
                                                    Stock        Capital          Earnings          Income (Loss)      Total
                                                    ------       -------          --------         -----------------   -----

DECEMBER 31, 2002                                  $41,026       $575,384         $290,611            $(59,357)       $847,664

Common Stock Dividends Declared                                                   (124,932)                           (124,932)
Capital Stock Expense                                                 762             (762)                                  -
                                                                                                                      ---------
TOTAL                                                                                                                  722,732
                                                                                                                      ---------

           COMPREHENSIVE INCOME
-------------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                        755             755
 NET INCOME                                                                        157,798                             157,798
                                                                                                                      ---------
 TOTAL COMPREHENSIVE INCOME                                                                                            158,553
                                                   --------      ---------        ---------           ---------       ---------

SEPTEMBER 30, 2003                                 $41,026       $576,146         $322,715            $(58,602)       $881,285
                                                   ========      =========        =========           =========       =========

DECEMBER 31, 2003                                  $41,026       $576,400         $326,782            $(46,327)       $897,881

Common Stock Dividends Declared                                                    (93,750)                            (93,750)
Capital Stock Expense                                                 762             (762)                                  -
                                                                                                                      ---------
TOTAL                                                                                                                  804,131
                                                                                                                      ---------

           COMPREHENSIVE INCOME
-------------------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
    Cash Flow Hedges                                                                                    (2,317)         (2,317)
 NET INCOME                                                                        128,444                             128,444
                                                                                                                      ---------
 TOTAL COMPREHENSIVE INCOME                                                                                            126,127
                                                   --------      ---------        ---------           ---------       ---------

SEPTEMBER 30, 2004                                 $41,026       $577,162         $360,714            $(48,644)       $930,258
                                                   ========      =========        =========           =========       =========

See Notes to Financial Statements of Registrant Subsidiaries.


                                        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                           ASSETS
                                            September 30, 2004 and December 31, 2003
                                                        (Unaudited)

                                                                                                 2004                    2003
                                                                                                 ----                    ----
                                                                                                      (in thousands)
                ELECTRIC UTILITY PLANT
--------------------------------------------------
Production                                                                                    $1,652,487              $1,610,888
Transmission                                                                                     431,021                 425,512
Distribution                                                                                   1,291,414               1,253,760
General                                                                                          171,576                 166,002
Construction Work in Progress                                                                    107,284                 114,281
                                                                                              -----------             -----------
TOTAL                                                                                          3,653,782               3,570,443
Accumulated Depreciation and Amortization                                                      1,454,558               1,389,586
                                                                                              -----------             -----------
TOTAL - NET                                                                                    2,199,224               2,180,857
                                                                                              -----------             -----------

           OTHER PROPERTY AND INVESTMENTS
--------------------------------------------------
Non-Utility Property, Net                                                                         22,309                  22,417
Other Investments                                                                                  6,065                   8,663
                                                                                              -----------             -----------
TOTAL                                                                                             28,374                  31,080
                                                                                              -----------             -----------

                  CURRENT ASSETS
--------------------------------------------------
Cash and Cash Equivalents                                                                          3,313                   3,377
Other Cash Deposits                                                                                   99                     765
Advances to Affiliates                                                                           158,371                      -
Accounts Receivable:
  Customers                                                                                       39,945                  47,099
  Affiliated Companies                                                                            53,568                  68,168
  Accrued Unbilled Revenues                                                                       26,201                  23,723
  Miscellaneous                                                                                      554                   5,257
  Allowance for Uncollectible Accounts                                                              (794)                   (531)
Fuel                                                                                              27,423                  14,365
Materials and Supplies                                                                            70,891                  44,377
Risk Management Assets                                                                            50,771                  40,095
Margin Deposits                                                                                    3,185                   6,636
Prepayments and Other                                                                             12,937                  12,444
                                                                                              -----------             -----------
TOTAL                                                                                            446,464                 265,775
                                                                                              -----------             -----------

          DEFERRED DEBITS AND OTHER ASSETS
--------------------------------------------------
Regulatory Assets:
  SFAS 109 Regulatory Assets, Net                                                                 16,371                  16,027
  Transition Regulatory Assets                                                                   164,434                 188,532
  Unamortized Loss on Reacquired Debt                                                             13,346                  13,659
  Other                                                                                           30,227                  24,966
Long-term Risk Management Assets                                                                  47,014                  39,932
Deferred Property Taxes                                                                           15,750                  62,262
Deferred Charges                                                                                  17,469                  15,276
                                                                                              -----------             -----------
TOTAL                                                                                            304,611                 360,654
                                                                                              -----------             -----------

TOTAL ASSETS                                                                                  $2,978,673              $2,838,366
                                                                                              ===========             ===========

See Notes to Financial Statements of Registrant Subsidiaries.


                                            COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS
                                                     CAPITALIZATION AND LIABILITIES
                                                September 30, 2004 and December 31, 2003
                                                               (Unaudited)
                                                                                                  2004                    2003
                                                                                                  ----                    ----
                                                                                                         (in thousands)
                   CAPITALIZATION
---------------------------------------------------
Common Shareholder's Equity:
  Common Stock - No Par Value:
     Authorized - 24,000,000 Shares
     Outstanding - 16,410,426 Shares                                                             $41,026                  $41,026
     Paid-in Capital                                                                             577,162                  576,400
     Retained Earnings                                                                           360,714                  326,782
     Accumulated Other Comprehensive Income (Loss)                                               (48,644)                 (46,327)
                                                                                              -----------              -----------
Total Common Shareholder's Equity                                                                930,258                  897,881
Long-term Debt:
     Nonaffiliated                                                                               887,560                  886,564
     Affiliated                                                                                  100,000                        -
                                                                                              -----------              -----------
Total Long-term Debt                                                                             987,560                  886,564
                                                                                              -----------              -----------
TOTAL                                                                                          1,917,818                1,784,445
                                                                                              -----------              -----------

               CURRENT LIABILITIES
---------------------------------------------------
Long-term Debt Due Within One Year                                                                     -                   11,000
Advances from Affiliates, Net                                                                          -                    6,517
Accounts Payable:
  General                                                                                         49,721                   58,220
  Affiliated Companies                                                                            46,536                   53,572
Customer Deposits                                                                                 26,412                   19,727
Taxes Accrued                                                                                    134,968                  132,853
Interest Accrued                                                                                   7,888                   16,528
Risk Management Liabilities                                                                       55,472                   28,966
Obligations Under Capital Leases                                                                   4,126                    4,221
Other                                                                                             22,555                   25,364
                                                                                              -----------              -----------
TOTAL                                                                                            347,678                  356,968
                                                                                              -----------              -----------

       DEFERRED CREDITS AND OTHER LIABILITIES
---------------------------------------------------
Deferred Income Taxes                                                                            467,804                  458,498
Regulatory Liabilities:
  Asset Removal Costs                                                                            103,112                   99,119
  Deferred Investment Tax Credits                                                                 28,664                   30,797
Long-term Risk Management Liabilities                                                             35,564                   30,598
Obligations Under Capital Leases                                                                   8,892                   11,397
Asset Retirement Obligations                                                                       9,262                    8,740
Deferred Credits and Other                                                                        59,879                   57,804
                                                                                              -----------              -----------
TOTAL                                                                                            713,177                  696,953
                                                                                              -----------              -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $2,978,673               $2,838,366
                                                                                              ===========              ===========

See Notes to Financial Statements of Registrant Subsidiaries.


                                         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the Nine Months Ended September 30, 2004 and 2003
                                                           (Unaudited)

                                                                                                2004                   2003
                                                                                                ----                   ----
                                                                                                      (in thousands)
               OPERATING ACTIVITIES
------------------------------------------------------
Net Income                                                                                     $128,444              $157,798
Adjustments to Reconcile Net Income to Net Cash Flows
   From Operating Activities:
     Cumulative Effect of Accounting Changes                                                          -               (27,283)
     Depreciation and Amortization                                                              111,196               101,478
     Deferred Income Taxes                                                                       10,210                (3,942)
     Deferred Investment Tax Credits                                                             (2,133)               (2,288)
     Deferred Property Taxes                                                                     46,512                46,478
     Mark-to-Market of Risk Management Contracts                                                 10,130                29,056
Changes in Certain Assets and Liabilities:
     Accounts Receivable, Net                                                                    24,242                27,106
     Fuel, Materials and Supplies                                                               (39,572)                3,326
     Accounts Payable                                                                           (15,535)              (74,407)
     Taxes Accrued                                                                                2,115               (33,868)
     Interest Accrued                                                                            (8,640)               (2,054)
Change in Other Assets                                                                           (6,865)              (12,532)
Change in Other Liabilities                                                                       9,225                (2,347)
                                                                                               ---------              --------
Net Cash Flows From Operating Activities                                                        269,329               206,521
                                                                                               ---------              --------

               INVESTING ACTIVITIES
------------------------------------------------------
Construction Expenditures                                                                      (101,656)              (98,032)
Proceeds from Sale of Property and Other                                                          3,423                   190
Change in Other Cash Deposits, Net                                                                  666                    16
                                                                                               ---------              --------
Net Cash Flows Used For Investing Activities                                                    (97,567)              (97,826)
                                                                                               ---------              --------

               FINANCING ACTIVITIES
------------------------------------------------------
Issuance of Long-term Debt - Nonaffiliated                                                       90,057               494,350
Issuance of Long-term Debt - Affiliated                                                         100,000                     -
Change in Advances to/from Affiliates, Net                                                     (164,888)              182,832
Retirement of Long-term Debt - Nonaffiliated                                                   (103,245)             (207,500)
Retirement of Long-term Debt - Affiliated                                                             -              (160,000)
Change in Short-term Debt - Affiliates                                                                -              (290,000)
Dividends Paid on Common Stock                                                                  (93,750)             (124,932)
                                                                                               ---------              --------
Net Cash Flows Used For Financing Activities                                                   (171,826)             (105,250)
                                                                                               ---------              --------

Net Increase (Decrease) in Cash and Cash Equivalents                                                (64)                3,445
Cash and Cash Equivalents at Beginning of Period                                                  3,377                   697
                                                                                               ---------              --------
Cash and Cash Equivalents at End of Period                                                       $3,313                $4,142
                                                                                               =========              ========

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $46,034,000 and $39,804,000 and for income taxes was $(5,282,000)
and $48,955,000 in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.


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

Financing Activities                                          Note 10

                         INDIANA MICHIGAN POWER COMPANY
                                AND SUBSIDIARIES

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                 ----------------------------------------------

Results of Operations
---------------------

Net Income increased $14 million for the third quarter of 2004 and $58 million for the first nine months of 2004. The increases in Net Income reflect improvement in retail sales, the end of amortization of Cook Plant outage settlements and reduced financing charges in both the quarter and year-to-date periods and favorable results from risk management activities for the year-to-date period.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income increased $11 million primarily due to:

 o A $17 million increase in Electric Generation, Transmission and Distribution revenues primarily due to an increase in commercial and industrial sales reflecting the economic recovery and the end of amortization of Cook outage settlements.
 o A $9 million decrease in Other Operation expenses reflecting the end of amortization of Cook Plant outage settlements.
 o A $5 million decrease in Maintenance expenses primarily due to the end of amortization of Cook Plant outage settlements and decreased storm damage expenses.
 o A $5 million decrease in Taxes Other Than Income Taxes primarily due to prior year accrual adjustments for Indiana real and personal property taxes related to reassessed property values and tax rates.
 o A $3 million increase in Sales to AEP Affiliates reflecting increased availability of Cook Plant units.

The increase in Operating Income was partially offset by:

 o A $13 million increase in Income Taxes. See Income Taxes section below for further discussion.
 o A $7 million increase in Fuel for Electric Generation expenses due to increased generation and higher fuel costs.
 o A $6 million increase in Purchased Electricity from AEP Affiliates reflecting increased generation and higher fuel costs for power acquired under an AEGCo unit power agreement.

Other Impacts on Earnings
-------------------------

Nonoperating Income Tax Expense decreased $2 million. See Income Taxes section below for further discussion.

Interest Charges decreased $3 million primarily due to a reduction in outstanding long-term debt and lower interest rates from refunding higher cost debt.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 34.5% and 29.5% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The increase in the effective tax rate is primarily due to permanent differences related to tax-exempt interest income, offset by federal income tax return adjustments.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income increased $33 million primarily due to:

 o A $44 million increase in Electric Generation, Transmission and Distribution revenues due to an increase in commercial and industrial sales reflecting the economic recovery and the end of amortization of Cook Plant outage settlements.
 o A $13 million decrease in Other Operation expenses including the end of amortization of Cook Plant outage settlements.
 o A $5 million decrease in Purchased Electricity from AEP Affiliates primarily due to an 8% increase in net generation that reduced our need to purchase power from affiliates.
 o A $4 million decrease in Taxes Other Than Income Taxes primarily due to prior year accrual adjustments for Indiana real and personal property taxes related to reassessed property values and tax rates.
 o A $2 million decrease in Fuel for Electric Generation expenses reflecting a change in fuel mix as nuclear generation increased 32% and coal-fired generation declined 12% due to generating unit availability.

The increase in Operating Income was partially offset by:

 o A $26 million increase in Income Taxes. See Income Taxes section below for further discussion.
 o A $6 million increase in Maintenance expenses primarily due to both planned and forced outages at Rockport and Tanners Creek plants, increased costs for distribution right of way, line maintenance and cost of storm damage.
 o A $3 million decrease in Sales to AEP Affiliates due to lower capacity revenues partially offset by increased energy sales to our affiliates.

Other Impacts on Earnings
-------------------------

Nonoperating Income increased $18 million primarily due to favorable results from risk management activities and increased barging revenues.

Nonoperating Expenses increased $3 million primarily due to increased costs for barging activities.

Nonoperating Income Tax Expense increased $6 million. See Income Taxes section below for further discussion.

Interest Charges decreased $13 million primarily due to a reduction in outstanding long-term debt and lower interest rates from refunding higher cost debt.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 36.1% and 35.5% respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

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

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                       Moody's       S&P         Fitch
                                       -------       ---         -----

    Senior Unsecured Debt              Baa2          BBB         BBB

Cash Flow
---------

Cash flows for the first nine months of 2004 and 2003 were as follows:


                                                                             2004            2003
                                                                             ----            ----
                                                                                (in thousands)
   Cash and cash equivalents at beginning of period                         $3,899          $3,251
                                                                          ---------       ---------
   Cash flow from (used for):
     Operating activities                                                  407,169         191,018
     Investing activities                                                 (121,913)       (106,574)
     Financing activities                                                 (286,774)        (83,634)
                                                                          ---------       ---------
   Net increase (decrease) in cash and cash equivalents                     (1,518)            810
                                                                          ---------       ---------
   Cash and cash equivalents at end of period                               $2,381          $4,061
                                                                          =========       =========

Operating Activities
--------------------

Our cash flows from operating activities were $407 million for the first nine months of 2004. We produced income of $122 million during the period including noncash expense items of $126 million for depreciation, amortization and deferred income taxes. In addition, there is a current period impact for a net $11 million balance sheet change for risk management contracts that are marked-to-market. These contracts have an unrealized earnings impact as market prices move, and a cash impact upon settlement or upon disbursement or receipt of premiums. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in these asset and liability accounts relates to a number of items; the most significant are increases in the balance of fuel, materials and supplies of $20 million and the balance of accrued taxes of $55 million and a net change in accounts receivable and payable of $18 million.

Investing Activities
--------------------

Cash Flows Used For Investing Activities during 2004 were $122 million due to construction expenditures. Construction expenditures for nuclear and coal generation, transmission and distribution assets were incurred to upgrade or replace equipment and improve reliability. For the remainder of 2004, we expect our Construction Expenditures to be approximately $49 million.

Financing Activities
--------------------

During the first nine months of 2004, we used cash of $205 million to retire long-term debt and $79 million to pay common dividends. These activities were supported by the generation of $407 million in cash flow from operations.

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

  Issuances
  ---------
          None.


  Retirements
  -----------
                                     Principal         Interest           Due
            Type of Debt              Amount             Rate             Date
            ------------             ---------         --------           ----
                                                    (in thousands)        (%)

       First Mortgage Bonds          $30,000             7.20             2024
       First Mortgage Bonds           25,000             7.50             2024
       Senior Unsecured Notes        150,000             6.875            2004

We anticipate issuing long-term debt during the fourth quarter.

Off-Balance Sheet Arrangements
------------------------------

We enter into off-balance sheet arrangements for various reasons including accelerating cash collections, reducing operational expenses and spreading risk of loss to third parties. Our current policy restricts the use of off-balance sheet financing entities or structures, except for traditional operating lease arrangements and sales of customer accounts receivable that are entered in the normal course of business. Our off-balance sheet arrangements have not changed significantly since year-end. For complete information on our off-balance sheet arrangements see "Off-balance Sheet Arrangements" in "Management's Financial Discussion and Analysis" section of our 2003 Annual Report.

Spent Nuclear Fuel Disposal
---------------------------

As a result of DOE's failure to make sufficient progress toward a permanent repository or otherwise assume responsibility for spent nuclear fuel (SNF), we and South Texas Project Nuclear Operating Company, along with a number of unaffiliated utilities and states, filed suit in the D.C. Circuit Court requesting, among other things, that the D.C. Circuit Court order DOE to meet its obligations under the law. The D.C. Circuit Court ordered the parties to proceed with contractual remedies but declined to order DOE to begin accepting SNF for disposal. DOE estimates its planned site for the nuclear waste will not be ready until at least 2010. In 1998, we filed a complaint in the U.S. Court of Federal Claims seeking damages in excess of $150 million due to the DOE's partial material breach of its unconditional contractual deadline to begin disposing of SNF generated by the Cook Plant. Similar lawsuits were filed by other utilities. In August 2000, in an appeal of related cases involving other unaffiliated utilities, the U.S. Court of Appeals for the Federal Circuit held that the delays clause of the standard contract between utilities and the DOE did not apply to DOE's complete failure to perform its contract obligations, and that the utilities' suits against DOE may continue in court. On January 17, 2003, the U.S. Court of Federal Claims ruled in our favor on the issue of liability. The case continued on the issue of damages owed to us by the DOE. In May 2004, the U.S. Court of Federal Claims ruled against us and denied damages. In July 2004, we appealed this ruling to the U.S. Court of Appeals for the Federal Circuit. As long as the delay in the availability of the government approved storage repository for SNF continues, the cost of both temporary and permanent storage of SNF and the cost of decommissioning will continue to increase. If such cost increases are not recovered on a timely basis in regulated rates, future results of operations and cash flows could be adversely affected.

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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


                                 MTM Risk Management Contract Net Assets
                                  Nine Months Ended September 30, 2004
                                            (in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2003                                        $41,995
(Gain) Loss from Contracts Realized/Settled During the Period (a)                                         (15,341)
Fair Value of New Contracts When Entered Into During the Period (b)                                            -
Net Option Premiums Paid/(Received) (c)                                                                      (222)
Change in Fair Value Due to Valuation Methodology Changes                                                      -
Changes in Fair Value of Risk Management Contracts (d)                                                      2,215
Changes in Fair Value Risk Management Contracts Allocated to Regulated Jurisdictions (e)                     (761)
                                                                                                          --------
Total MTM Risk Management Contract Net Assets                                                              27,886
Net Cash Flow Hedge Contracts (f)                                                                         (13,236)
DETM Assignment (g)                                                                                       (16,583)
                                                                                                          --------
Total MTM Risk Management Contract Net Liabilities at September 30, 2004                                  $(1,933)
                                                                                                          ========


(a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
(b) The "Fair Value of New Contracts When Entered Into During the
    Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
(c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
(d) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
(e) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
(f) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss). (g) See Note 17 "Related Party Transactions" in the 2003 Annual Report.


                                Reconciliation of MTM Risk Management Contracts to
                                          Consolidated Balance Sheets
                                            As of September 30, 2004


                                            MTM Risk
                                           Management       Cash Flow           DETM
                                          Contracts (a)       Hedges        Assignment (b)    Consolidated (c)
                                          -------------     ---------       --------------    ----------------
                                                                   (in thousands)
    Current Assets                            $56,305             $696              $-              $57,001
    Non Current Assets                         52,232              133               -               52,365
                                              --------        ---------       ---------            ---------
    Total MTM Derivative
     Contract Assets                          108,537              829               -              109,366
                                              --------        ---------       ---------            ---------

    Current Liabilities                       (51,645)         (12,998)         (6,833)             (71,476)
    Non Current Liabilities                   (29,006)          (1,067)         (9,750)             (39,823)
                                              --------        ---------       ---------            ---------
    Total MTM Derivative
     Contract Liabilities                     (80,651)         (14,065)        (16,583)            (111,299)
                                              --------        ---------       ---------            ---------

    Total MTM Derivative
     Contract Net Assets
     (Liabilities)                            $27,886         $(13,236)       $(16,583)             $(1,933)
                                              ========        =========       =========            =========


    (a) Does not include Cash Flow Hedges.
    (b) See Note 17 "Related Party Transactions" in the 2003 Annual Report.
    (c) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk Management Liabilities and Long-term Risk Management Liabilities on our Consolidated Balance Sheets.

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


                                               Maturity and Source of Fair Value of MTM
                                                  Risk Management Contract Net Assets
                                           Fair Value of Contracts as of September 30, 2004

                                                  Remainder                                                      After
                                                     2004         2005         2006       2007        2008      2008 (c)  Total (d)
                                                  ---------       ----         ----       ----        ----      --------  ---------
                                                                                     (in thousands)
Prices Actively Quoted - Exchange
 Traded Contracts                                    $1,402      $(4,196)        $18      $1,329         $-         $-     $(1,447)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)                     (1,752)       7,967       2,120       1,348          -          -       9,683
Prices Based on Models and Other
 Valuation Methods (b)                                  441        2,056       2,721       2,269      3,752      8,411      19,650
                                                     -------     --------     -------     -------    -------    -------    --------

Total                                                   $91       $5,827      $4,859      $4,946     $3,752     $8,411     $27,886
                                                     =======     ========     =======     =======    =======    =======    ========


(a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $3.8 million of this mark-to-market value is in 2009 and $3.7 million of this mark-to-market is in 2010.
(d) Amounts exclude Cash Flow Hedges.

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


                  Total Accumulated Other Comprehensive Income (Loss) Activity
                            Nine Months Ended September 30, 2004

                                                                              Interest
                                                               Power            Rate      Consolidated
                                                               -----          --------    ------------
                                                                          (in thousands)
 Beginning Balance December 31, 2003                            $222               $-           $222
 Changes in Fair Value (a)                                    (1,650)          (6,188)        (7,838)
 Reclassifications from AOCI to Net Income (b)                  (927)               -           (927)
                                                             --------         --------       --------
 Ending Balance September 30, 2004                           $(2,355)         $(6,188)       $(8,543)
                                                             ========         ========       ========

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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $2,393 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

       Nine Months Ended                         Twelve Months Ended
       September 30, 2004                         December 31, 2003
  ---------------------------                 --------------------------
         (in thousands)                            (in thousands)
  End    High   Average   Low                 End    High   Average  Low
  ---    ----   -------   ---                 ---    ----   -------  ---
 $196   $1,087   $505     $176                $368  $1,429   $598    $142


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $89 million and $79 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.



                                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                               For the Three and Nine Months Ended September 30, 2004 and 2003
                                                        (Unaudited)

                                                                            Three Months Ended              Nine Months Ended
                                                                           --------------------           --------------------
                                                                           2004            2003           2004            2003
                                                                           ----            ----           ----            ----
                                                                                            (in thousands)
                  OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution                       $372,558        $356,003      $1,065,830      $1,022,296
Sales to AEP Affiliates                                                    70,378          67,001         193,048         196,212
                                                                         ---------       ---------     -----------     -----------
TOTAL                                                                     442,936         423,004       1,258,878       1,218,508
                                                                         ---------       ---------     -----------     -----------

                  OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                               75,086          67,588         204,709         206,445
Purchased Electricity for Resale                                           10,063           9,058          22,617          22,375
Purchased Electricity from AEP Affiliates                                  74,498          68,653         203,291         207,904
Other Operation                                                           100,537         109,106         306,187         319,019
Maintenance                                                                33,737          38,518         118,055         112,480
Depreciation and Amortization                                              43,170          43,453         128,581         130,020
Taxes Other Than Income Taxes                                              10,291          15,698          40,979          44,668
Income Taxes                                                               28,072          14,688          67,169          41,136
                                                                         ---------       ---------     -----------     -----------
TOTAL                                                                     375,454         366,762       1,091,588       1,084,047
                                                                         ---------       ---------     -----------     -----------

OPERATING INCOME                                                           67,482          56,242         167,290         134,461

Nonoperating Income                                                        20,248          20,723          60,857          42,670
Nonoperating Expenses                                                      20,754          19,518          52,936          50,395
Nonoperating Income Tax Expense (Credit)                                     (953)            821           1,538          (4,479)
Interest Charges                                                           16,381          19,510          52,087          64,603
                                                                         ---------       ---------     -----------     -----------

Net Income Before Cumulative Effect of Accounting Change                   51,548          37,116         121,586          66,612
Cumulative Effect of Accounting Change (Net of Tax)                             -               -               -          (3,160)
                                                                         ---------       ---------     -----------     -----------

NET INCOME                                                                 51,548          37,116         121,586          63,452

Preferred Stock Dividend Requirements (Including Capital
 Stock Expense)                                                               119             118             356           2,390
                                                                         ---------       ---------     -----------     -----------

EARNINGS APPLICABLE TO COMMON STOCK                                       $51,429         $36,998        $121,230         $61,062
                                                                         =========       =========     ===========     ===========

The common stock of I&M is wholly-owned by AEP.

See Notes to Financial Statements of Registrant Subsidiaries.





                                           INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                                  EQUITY AND COMPREHENSIVE INCOME
                                       For the Nine Months Ended September 30, 2004 and 2003
                                                         (in thousands)
                                                           (Unaudited)


                                                                                                   Accumulated Other
                                                       Common       Paid-in        Retained          Comprehensive
                                                       Stock        Capital        Earnings          Income (Loss)         Total
                                                       ------       -------        --------        -----------------       -----

DECEMBER 31, 2002                                      $56,584       $858,560        $143,996          $(40,487)        $1,018,653
Common Stock Dividends                                                                (30,000)                             (30,000)
Preferred Stock Dividends                                                              (2,289)                              (2,289)
Capital Stock Expense                                                     101            (101)                                   -
                                                                                                                        -----------
                                                                                                                           986,364
                                                                                                                        -----------
          COMPREHENSIVE INCOME
---------------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
   Cash Flow Hedges                                                                                         821                821
NET INCOME                                                                             63,452                               63,452
                                                                                                                        -----------
TOTAL COMPREHENSIVE INCOME                                                                                                  64,273
                                                       --------      ---------       ---------         ---------        -----------

SEPTEMBER 30, 2003                                     $56,584        $858,661       $175,058          $(39,666)        $1,050,637
                                                       ========      =========       =========         =========        ===========

DECEMBER 31, 2003                                      $56,584        $858,694       $187,875          $(25,106)        $1,078,047
Common Stock Dividends                                                                (79,293)                             (79,293)
Preferred Stock Dividends                                                                (255)                                (255)
Capital Stock Expense                                                      107           (101)                                   6
                                                                                                                        -----------
                                                                                                                           998,505
                                                                                                                        -----------
          COMPREHENSIVE INCOME
---------------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
   Cash Flow Hedges                                                                                      (8,765)            (8,765)
NET INCOME                                                                            121,586                              121,586
                                                                                                                        -----------
TOTAL COMPREHENSIVE INCOME                                                                                                 112,821
                                                       --------      ---------       ---------         ---------        -----------

SEPTEMBER 30, 2004                                     $56,584       $858,801        $229,812          $(33,871)        $1,111,326
                                                       ========      =========       =========         =========        ===========

See Notes to Financial Statements of Registrant Subsidiaries.



                                         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                            ASSETS
                                            September 30, 2004 and December 31, 2003
                                                          (Unaudited)

                                                                                                2004                   2003
                                                                                                ----                   ----
                                                                                                      (in thousands)
                 ELECTRIC UTILITY PLANT
--------------------------------------------------------
Production                                                                                   $2,963,158             $2,878,051
Transmission                                                                                  1,005,455              1,000,926
Distribution                                                                                    979,690                958,966
General (including nuclear fuel)                                                                275,941                274,283
Construction Work in Progress                                                                   171,792                193,956
                                                                                             -----------            ----------
TOTAL                                                                                         5,396,036              5,306,182
Accumulated Depreciation and Amortization                                                     2,579,039              2,490,912
                                                                                             -----------            ----------
TOTAL - NET                                                                                   2,816,997              2,815,270
                                                                                             -----------            ----------

            OTHER PROPERTY AND INVESTMENTS
--------------------------------------------------------
Nuclear Decommissioning and Spent Nuclear Fuel
 Disposal Trust Funds                                                                         1,029,112                982,394
Non-Utility Property, Net                                                                        50,480                 52,303
Other Investments                                                                                29,499                 43,797
                                                                                             -----------            ----------
TOTAL                                                                                         1,109,091              1,078,494
                                                                                             -----------            ----------

                    CURRENT ASSETS
--------------------------------------------------------
Cash and Cash Equivalents                                                                         2,381                  3,899
Other Cash Deposits                                                                                  46                     15
Accounts Receivable:
  Customers                                                                                      52,841                 63,084
  Affiliated Companies                                                                           93,282                124,826
  Miscellaneous                                                                                   4,176                  4,498
  Allowance for Uncollectible Accounts                                                              (46)                  (531)
Fuel                                                                                             31,350                 33,968
Materials and Supplies                                                                          128,156                105,328
Risk Management Assets                                                                           57,001                 44,071
Margin Deposits                                                                                   3,529                  7,245
Prepayments and Other                                                                             9,159                 10,673
                                                                                             -----------            ----------
TOTAL                                                                                           381,875                397,076
                                                                                             -----------            ----------

             DEFERRED DEBITS AND OTHER ASSETS
--------------------------------------------------------
Regulatory Assets:
  SFAS 109 Regulatory Asset, Net                                                                138,575                151,973
  Incremental Nuclear Refueling Outage Expenses, Net                                             26,131                 57,326
  Other                                                                                          69,489                 66,978
Long-term Risk Management Assets                                                                 52,365                 43,768
Deferred Property Taxes                                                                          11,896                 21,916
Deferred Charges and Other Assets                                                                35,674                 26,270
                                                                                             -----------            ----------
TOTAL                                                                                           334,130                368,231
                                                                                             -----------            ----------

TOTAL ASSETS                                                                                 $4,642,093             $4,659,071
                                                                                             ===========            ==========
See Notes to Financial Statements of Registrant Subsidiaries.



                                       INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                               CAPITALIZATION AND LIABILITIES
                                          September 30, 2004 and December 31, 2003
                                                         (Unaudited)

                                                                                                2004                     2003
                                                                                                ----                     ----
                                                                                                       (in thousands)
                        CAPITALIZATION
-----------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - No Par Value:
     Authorized - 2,500,000 Shares
     Outstanding - 1,400,000 Shares                                                             $56,584                 $56,584
     Paid-in Capital                                                                            858,801                 858,694
     Retained Earnings                                                                          229,812                 187,875
     Accumulated Other Comprehensive Income (Loss)                                              (33,871)                (25,106)
                                                                                             -----------             -----------
Total Common Shareholder's Equity                                                             1,111,326               1,078,047
Cumulative Preferred Stock - Not Subject to Mandatory Redemption                                  8,084                   8,101
                                                                                             -----------             -----------
Total Shareholders' Equity                                                                    1,119,410               1,086,148
Liability for Cumulative Preferred Stock - Subject to Mandatory
  Redemption                                                                                     61,445                  63,445
Long-term Debt                                                                                1,137,189               1,134,359
                                                                                             -----------             -----------
TOTAL                                                                                         2,318,044               2,283,952
                                                                                             -----------             -----------

                      CURRENT LIABILITIES
-----------------------------------------------------------
Long-term Debt Due Within One Year                                                                    -                 205,000
Advances from Affiliates                                                                         98,762                  98,822
Accounts Payable:
   General                                                                                       88,262                 101,776
   Affiliated Companies                                                                          37,114                  47,484
Customer Deposits                                                                                31,070                  21,955
Taxes Accrued                                                                                    97,266                  42,189
Interest Accrued                                                                                 20,705                  17,963
Risk Management Liabilities                                                                      71,476                  31,898
Obligations Under Capital Leases                                                                  5,984                   6,528
Other                                                                                            80,790                  57,675
                                                                                             -----------             -----------
TOTAL                                                                                           531,429                 631,290
                                                                                             -----------             -----------

           DEFERRED CREDITS AND OTHER LIABILITIES
-----------------------------------------------------------
Deferred Income Taxes                                                                           321,376                 337,376
Regulatory Liabilities:
  Asset Removal Costs                                                                           274,281                 263,015
  Deferred Investment Tax Credits                                                                84,782                  90,278
  Excess ARO for Nuclear Decommissioning                                                        232,569                 215,715
  Other                                                                                          65,012                  61,268
Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2                                      67,398                  70,179
Long-term Risk Management Liabilities                                                            39,823                  33,537
Obligations Under Capital Leases                                                                 35,966                  31,315
Asset Retirement Obligations                                                                    582,827                 553,219
Deferred Credits and Other                                                                       88,586                  87,927
                                                                                             -----------             -----------
TOTAL                                                                                         1,792,620               1,743,829
                                                                                             -----------             -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                         $4,642,093              $4,659,071
                                                                                             ===========             ===========
See Notes to Financial Statements of Registrant Subsidiaries.


                                        INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Nine Months Ended September 30 2004 and 2003
                                                        (Unaudited)

                                                                                              2004                 2003
                                                                                              ----                 ----
                                                                                                    (in thousands)
                 OPERATING ACTIVITIES
-----------------------------------------------------
Net Income                                                                                  $121,586             $63,452
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
     Cumulative Effect of Accounting Change                                                        -               3,160
     Depreciation and Amortization                                                           128,581             130,020
     Deferred Income Taxes                                                                     2,772             (17,767)
     Deferred Investment Tax Credits                                                          (5,496)             (5,504)
     Deferred Property Taxes                                                                  10,020               9,930
     Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses, Net                                                          31,195              (4,049)
     Unrecovered Fuel and Purchased Power Costs                                                  452              28,126
     Amortization of Nuclear Outage Costs                                                          -              30,000
     Mark-to-Market of Risk Management Contracts                                              10,760              30,661
Changes in Certain Assets and Liabilities:
     Accounts Receivable, Net                                                                 41,624              68,914
     Fuel, Materials and Supplies                                                            (20,210)             (2,488)
     Accounts Payable, Net                                                                   (23,884)            (95,624)
     Customer Deposits                                                                         9,115               3,874
     Taxes Accrued                                                                            55,077             (28,144)
       Rent Accrued - Rockport Plant Unit 2                                                   18,464              18,464
Change in Other Assets                                                                        (2,377)            (34,012)
Change in Other Liabilities                                                                   29,490              (7,995)
                                                                                            ---------           ---------
Net Cash Flows From Operating Activities                                                     407,169             191,018
                                                                                            ---------           ---------

                INVESTING ACTIVITIES
-----------------------------------------------------
Construction Expenditures                                                                   (122,756)           (108,201)
Other                                                                                            874               1,655
Change in Other Cash Deposits, Net                                                               (31)                (28)
                                                                                            ---------           ---------
Net Cash Flows Used For Investing Activities                                                (121,913)           (106,574)
                                                                                            ---------           ---------

                FINANCING ACTIVITIES
-----------------------------------------------------
Retirement of Cumulative Preferred Stock                                                      (2,011)             (1,500)
Retirement of Long-term Debt - Nonaffiliated                                                (205,155)           (255,000)
Change in Advances to/from Affiliates, Net                                                       (60)            205,155
Dividends Paid on Common Stock                                                               (79,293)            (30,000)
Dividends Paid on Cumulative Preferred Stock                                                    (255)             (2,289)
                                                                                            ---------           ---------
Net Cash Flows Used For Financing Activities                                                (286,774)            (83,634)
                                                                                            ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                          (1,518)                810
Cash and Cash Equivalents at Beginning of Period                                               3,899               3,251
                                                                                            ---------           ---------
Cash and Cash Equivalents at End of Period                                                    $2,381              $4,061
                                                                                            =========           =========

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $46,694,000 and $59,359,000 and for income taxes was $(4,725,000)
and $79,880,000 in 2004 and 2003, respectively. Noncash acquisitions under capital leases were $5,303,000 in 2004. There were no noncash capital lease acquisitions in 2003.

See Notes to Financial Statements of Registrant Subsidiaries.

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

Financing Activities                                                Note 10

                             KENTUCKY POWER COMPANY

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS
            --------------------------------------------------------

Results of Operations
---------------------

Net Income for the third quarter of 2004 decreased $341 thousand from the prior year period as increased retail revenues were offset by increased Fuel for Electric Generation expenses and decreased Nonoperating Income (Loss) due to unfavorable risk management activities.

Net Income for the nine months ended September 30, 2004 increased $1 million from the prior year period primarily due to the Cumulative Effect of Accounting Change recorded in 2003.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the third quarter of 2004 increased slightly from the prior year period primarily due to the following:

 o A $7 million increase in Electric Generation, Transmission and Distribution revenues primarily relating to increased retail revenues. The retail revenues increased primarily due to an increase in industrial sales related to improvements in the economy as well as the recovery of increased fuel costs.
 o A $3 million increase in Sales to AEP Affiliates relating to a 5% increase in Rockport plant generation enabling us to sell additional power to affiliates in comparison to the prior year period.
 o A $2 million decrease in Income Taxes. See Income Taxes section below for further discussion.

The increase in Operating Income for the third quarter of 2004 compared to the prior year period was partially offset by the following:

 o A $10 million increase in Fuel for Electric Generation expenses primarily resulting from an increase in the cost of coal consumed and an unfavorable impact of recording a liability for over-collection of fuel costs. This over-collection will be refunded to customers over the twelve months beginning November 2004.
 o A $2 million increase in Purchased Electricity from AEP Affiliates resulting from purchases in accordance with the unit power agreement with AEGCo reflecting the 5% increase in generation at the Rockport plant. Our energy purchases from the Rockport plant are based on plant availability, as required by the unit power agreement with AEGCo, an affiliated company. The unit power agreement with AEGCo provides for our purchase of 15% of the total output of the two unit 2,600 MW capacity Rockport plant.

Other Impacts on Earnings
-------------------------

Nonoperating Income (Loss) decreased $1 million in the third quarter of 2004 compared to the prior year period primarily due to unfavorable results from risk management activities.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 11.4% and 36.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments and changes in flow-through temporary differences.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 increased slightly from the prior year period primarily due to:

 o A $20 million increase in Electric Generation, Transmission and Distribution revenues primarily related to increased retail revenues. The retail revenues increased primarily due to an environmental surcharge increase in July 2003, a 24% increase in cooling degree days, and an increase in industrial sales due to the recovering economy.
 o A $6 million decrease in Purchased Electricity from AEP Affiliates resulting from a 19% increase in Big Sandy's generation in 2004 related to planned outages in 2003 for the installation of emission control equipment. The
    2004 increase in generation from the Big Sandy plant reduced our need to purchase additional power from AEP affiliates.
 o A $5 million decrease in Income Taxes. See Income Taxes section below for further discussion.
 o A $3 million increase in Sales to AEP Affiliates reflecting recovery of increased fuel expenses.

The increase in Operating Income for the nine months ended September 30, 2004 was partially offset by:

 o A $23 million increase in Fuel for Electric Generation expenses resulting from a 19% increase in generation for 2004 over 2003 and an increase in the average cost per ton of fuel consumed in the same period. In addition, Fuel for Electric Generation expense was unfavorably affected due to the impact of recording a liability for over-collection of fuel costs. This over-collection will be refunded over the twelve months beginning November 2004.
 o A $4 million increase in Depreciation and Amortization expense in 2004 primarily resulting from the installation of emission control equipment at the Big Sandy plant in mid-2003.
 o A $3 million increase in Maintenance expenses relating to planned outages for boiler overhauls in 2004.
 o A $3 million increase in Other Operation expenses for 2004 relating to increased administrative and support expenses.

Other Impacts on Earnings
-------------------------

Nonoperating Income (Loss) increased $3 million in the nine months ended September 30, 2004 compared to the prior year period primarily due to favorable results from risk management activities.

Interest Charges increased $1 million in the nine months ended September 30, 2004 compared to the prior year period primarily due to reduced capitalized interest as well as increased long-term debt outstanding.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 27.4% and 35.5%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments, changes in flow-through temporary differences, and lower state income taxes.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                            Moody's       S&P         Fitch
                                            -------       ---         -----
         Senior Unsecured Debt               Baa2         BBB          BBB


Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

   Issuances
   ---------
                                     Principal        Interest           Due
    Type of Debt                      Amount            Rate             Date
    ------------                    ---------         --------           ----
                                   (in thousands)        (%)

    Notes Payable - Affiliated       $20,000            5.25             2015


   Retirements
   -----------
     None

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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

                                                   MTM Risk Management Contract Net Assets
                                                    Nine Months Ended September 30, 2004
                                                              (in thousands)
        Total MTM Risk Management Contract Net Assets at December 31, 2003                                              $15,490
        (Gain) Loss from Contracts Realized/Settled During the Period (a)                                                (5,552)
        Fair Value of New Contracts When Entered Into During the Period (b)                                                   -
        Net Option Premiums Paid/(Received) (c)                                                                             (81)
        Change in Fair Value Due to Valuation Methodology Changes                                                             -
        Changes in Fair Value of Risk Management Contracts (d)                                                              686
        Changes in Fair Value Risk Management Contracts Allocated to Regulated Jurisdictions (e)                           (344)
                                                                                                                        --------
        Total MTM Risk Management Contract Net Assets                                                                    10,199
        Net Cash Flow Hedge Contracts (f)                                                                                  (409)
        DETM Assignment (g)                                                                                              (6,051)
                                                                                                                        --------
        Total MTM Risk Management Contract Net Assets at September 30, 2004                                              $3,739
                                                                                                                        ========

         (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
         (b) The "Fair Value of New Contracts When Entered Into During the Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
         (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
         (d) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
         (e) "Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
         (f) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in Accumulated Other Comprehensive Income (Loss).
         (g) See Note 17 "Related Party Transactions" in the 2003 Annual Report.


                                        Reconciliation of MTM Risk Management Contracts to
                                                       Balance Sheets
                                                  As of September 30, 2004


                                                 MTM Risk
                                                Management         Cash Flow         DETM
                                               Contracts(a)          Hedges       Assignment(b)     Total(c)
                                               ------------         ---------     -------------     --------
                                                                        (in thousands)
  Current Assets                                  $20,549             $996              $-           $21,545
  Non Current Assets                               19,057              133               -            19,190
                                                  --------          -------        --------          --------
  Total MTM Derivative Contract Assets             39,606            1,129               -            40,735
                                                  --------          -------        --------          --------

  Current Liabilities                             (18,843)          (1,207)         (2,493)          (22,543)
  Non Current Liabilities                         (10,564)            (331)         (3,558)          (14,453)
                                                  --------          -------        --------          --------
  Total MTM Derivative Contract Liabilities       (29,407)          (1,538)         (6,051)          (36,996)
                                                  --------          -------        --------          --------

  Total MTM Derivative Contract Net
   Assets (Liabilities)                           $10,199            $(409)        $(6,051)           $3,739
                                                  ========          =======        ========          ========


        (a) Does not include Cash Flow Hedges.
        (b) See Note 17 "Related Party Transactions" in the 2003 Annual Report.
        (c) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk
            Management Liabilities and Long-term Risk Management Liabilities on our Balance Sheets.


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

                    Maturity and Source of Fair Value of MTM
                       Risk Management Contract Net Assets
                Fair Value of Contracts as of September 30, 2004
                ------------------------------------------------

                                                 Remainder                                                        After
                                                   2004           2005         2006        2007        2008      2008 (c)  Total (d)
                                                   ----           ----         ----        ----        ----      --------  ---------
                                                                                     (in thousands)

Prices Actively Quoted - Exchange
 Traded Contracts                                  $512         $(1,531)          $7        $485          $-         $-      $(527)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)                   (709)          2,982          774         492           -          -      3,539
Prices Based on Models and Other
 Valuation Methods (b)                              180             750          993         827       1,369      3,068      7,187
                                                   -----        --------      -------     -------    -------     -------   --------

Total                                              $(17)         $2,201       $1,774      $1,804     $1,369      $3,068    $10,199
                                                   =====        ========      =======     =======    =======     =======   ========


 (a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
 (b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
(c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $1.4 million of this mark-to-market value is in 2009 and $1.4 million of this mark-to-market is in 2010.
(d)   Amounts exclude Cash Flow Hedges.


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



                                   Total Accumulated Other Comprehensive Income (Loss) Activity
                                              Nine Months Ended September 30, 2004
                                   ------------------------------------------------------------



                                                                 Power             Interest Rate               Total
                                                                 -----             -------------               -----
                                                                                   (in thousands)

     Beginning Balance December 31, 2003                           $82                  $338                    $420
     Changes in Fair Value (a)                                    (618)                    -                    (618)
     Reclassifications from AOCI to Net
      Income (b)                                                  (322)                  (65)                   (387)
                                                                 ------                 -----                  -------
     Ending Balance September 30, 2004                           $(858)                 $273                   $(585)
                                                                 ======                 =====                  =======



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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $590 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:


                      Nine Months Ended                                                             Twelve Months Ended
                      September 30, 2004                                                             December 31, 2003
           --------------------------------------                                        -------------------------------------
                        (in thousands)                                                                 (in thousands)
           End        High       Average      Low                                         End        High       Average    Low
           ---        ----       -------      ---                                         ---        ----       -------    ---
           $71        $397        $184        $64                                         $136       $527        $220      $52


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $25 million and $29 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or financial position.



                                                      KENTUCKY POWER COMPANY
                                                       STATEMENTS OF INCOME
                                For the Three and Nine Months Ended September 30, 2004 and 2003
                                                           (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                   --------------------               ---------------------
                                                                   2004            2003               2004             2003
                                                                   ----            ----               ----             ----
                                                                                       (in thousands)

                OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution              $100,393          $93,500           $301,328         $281,755
Sales to AEP Affiliates                                           13,111           10,193             32,096           29,496
                                                                ----------        --------           --------        ---------
TOTAL                                                            113,504          103,693            333,424          311,251
                                                                ----------        --------           --------        ---------

              OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                      29,380           19,608             75,498           52,994
Purchased Electricity from AEP Affiliates                         37,725           35,461            102,848          109,008
Other Operation                                                   12,848           12,519             39,128           36,351
Maintenance                                                        5,925            6,671             23,464           20,597
Depreciation and Amortization                                     11,004           10,693             32,768           28,653
Taxes Other Than Income Taxes                                      2,208            2,300              6,931            6,742
Income Taxes                                                         935            3,344              8,489           13,011
                                                                ----------        --------           --------        ---------
TOTAL                                                            100,025           90,596            289,126          267,356
                                                                ----------        --------           --------        ---------

OPERATING INCOME                                                  13,479           13,097             44,298           43,895

Nonoperating Income (Loss)                                          (137)           1,309              1,297           (1,636)
Nonoperating Expenses                                                168              192              1,755              554
Nonoperating Income Tax Expense (Credit)                            (144)             370               (238)          (1,114)
Interest Charges                                                   7,158            7,343             22,239           21,202
                                                                ----------        --------           --------        ---------

Income Before Cumulative Effect of Accounting Change               6,160            6,501             21,839           21,617
Cumulative Effect of Accounting Change (Net of Tax)                    -                -                  -           (1,134)
                                                                ----------        --------           --------        ---------

NET INCOME                                                         $6,160          $6,501            $21,839          $20,483
                                                                ==========        ========           ========        =========


The common stock of KPCo is wholly-owned by AEP.

See Notes to Financial Statements of Registrant Subsidiaries.



                                                    KENTUCKY POWER COMPANY
                                        STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                               EQUITY AND COMPREHENSIVE INCOME
                                   For the Nine Months Ended September 30, 2004 and 2003
                                                        (in thousands)
                                                          (Unaudited)


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
                                                                                                            ---------

        COMPREHENSIVE INCOME
------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                              235             235
NET INCOME                                                                      20,483                        20,483
                                                                                                            ---------
TOTAL COMPREHENSIVE INCOME                                                                                    20,718
                                                --------      ---------        --------       ---------     ---------

SEPTEMBER 30, 2003                              $50,450       $208,750         $52,304        $(9,216)      $302,288
                                                ========      =========        ========       =========     =========

DECEMBER 31, 2003                               $50,450       $208,750         $64,151        $(6,213)      $317,138

Common Stock Dividends                                                         (16,000)                      (16,000)
                                                                                                            ---------
TOTAL                                                                                                        301,138
                                                                                                            ---------

        COMPREHENSIVE INCOME
------------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
   Cash Flow Hedges                                                                            (1,005)        (1,005)
NET INCOME                                                                      21,839                        21,839
                                                                                                            ---------
TOTAL COMPREHENSIVE INCOME                                                                                    20,834
                                                --------      ---------        --------       ---------     ---------

SEPTEMBER 30, 2004                              $50,450       $208,750         $69,990        $(7,218)      $321,972
                                                ========      =========        ========       =========     =========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                   KENTUCKY POWER COMPANY
                                                       BALANCE SHEETS
                                                          ASSETS
                                           September 30, 2004 and December 31, 2003
                                                        (Unaudited)

                                                                                                   2004                   2003
                                                                                                   ----                   ----
                                                                                                       (in thousands)
                    ELECTRIC UTILITY PLANT
-----------------------------------------------------------
Production                                                                                       $461,980               $457,341
Transmission                                                                                      384,401                381,354
Distribution                                                                                      436,768                425,688
General                                                                                            59,662                 68,041
Construction Work in Progress                                                                      13,539                 17,322
                                                                                               -----------            -----------
TOTAL                                                                                           1,356,350              1,349,746
Accumulated Depreciation and Amortization                                                         395,216                381,876
                                                                                               -----------            -----------
TOTAL - NET                                                                                       961,134                967,870
                                                                                               -----------            -----------

                OTHER PROPERTY AND INVESTMENTS
------------------------------------------------------------
Non-Utility Property, Net                                                                           5,440                  5,423
Other Investments                                                                                     398                  1,022
                                                                                               -----------            -----------
TOTAL                                                                                               5,838                  6,445
                                                                                               -----------            -----------

                       CURRENT ASSETS
------------------------------------------------------------
Cash and Cash Equivalents                                                                             642                    863
Other Cash Deposits                                                                                    12                     23
Advances to Affiliates                                                                             37,779                      -
Accounts Receivable:
  Customers                                                                                        18,426                 21,177
  Affiliated Companies                                                                             19,630                 25,327
  Accrued Unbilled Revenues                                                                         3,461                  5,534
  Miscellaneous                                                                                        90                     97
  Allowance for Uncollectible Accounts                                                                (25)                  (736)
Fuel                                                                                                6,873                  9,481
Materials and Supplies                                                                             19,309                 16,585
Risk Management Assets                                                                             21,545                 16,200
Margin Deposits                                                                                     1,277                  2,660
Prepayments and Other                                                                               2,261                  1,696
                                                                                               -----------            -----------
TOTAL                                                                                             131,280                 98,907
                                                                                               -----------            -----------

               DEFERRED DEBITS AND OTHER ASSETS
------------------------------------------------------------
Regulatory Assets:
  SFAS 109 Regulatory Asset, Net                                                                  103,749                 99,828
  Other Regulatory Assets                                                                          15,779                 13,971
Long-term Risk Management Assets                                                                   19,190                 16,134
Deferred Property Taxes                                                                             1,756                  6,847
Other Deferred Charges                                                                             11,884                 11,632
                                                                                               -----------            -----------
TOTAL                                                                                             152,358                148,412
                                                                                               -----------            -----------

TOTAL ASSETS                                                                                   $1,250,610             $1,221,634
                                                                                               ===========            ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                  KENTUCKY POWER COMPANY
                                                      BALANCE SHEETS
                                               CAPITALIZATION AND LIABILITIES
                                          September 30, 2004 and December 31, 2003
                                                        (Unaudited)

                                                                                               2004                 2003
                                                                                               ----                 ----
                                                                                                     (in thousands)
                     CAPITALIZATION
---------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - $50 Par Value:
    Authorized - 2,000,000 Shares
    Outstanding - 1,009,000 Shares                                                            $50,450              $50,450
    Paid-in Capital                                                                           208,750              208,750
    Retained Earnings                                                                          69,990               64,151
    Accumulated Other Comprehensive Income (Loss)                                              (7,218)              (6,213)
                                                                                           -----------          -----------
Total Common Shareholder's Equity                                                             321,972              317,138
                                                                                           -----------          -----------
Long-term Debt:
    Nonaffiliated                                                                             428,592              427,602
    Affiliated                                                                                 80,000               60,000
                                                                                           -----------          -----------
Total Long-term Debt                                                                          508,592              487,602
                                                                                           -----------          -----------
TOTAL                                                                                         830,564              804,740
                                                                                           -----------          -----------

                     CURRENT LIABILITIES
---------------------------------------------------------
Advances from Affiliates                                                                            -               38,096
Accounts Payable:
  General                                                                                      28,198               22,802
  Affiliated Companies                                                                         23,913               22,648
Customer Deposits                                                                              12,722                9,894
Taxes Accrued                                                                                  11,341                7,329
Interest Accrued                                                                                9,074                6,915
Risk Management Liabilities                                                                    22,543               11,704
Obligations Under Capital Leases                                                                1,618                1,743
Other                                                                                           8,224                8,628
                                                                                           -----------          -----------
TOTAL                                                                                         117,633              129,759
                                                                                           -----------          -----------

          DEFERRED CREDITS AND OTHER LIABILITIES
---------------------------------------------------------
Deferred Income Taxes                                                                         222,036              212,121
Regulatory Liabilities:
  Asset Removal Costs                                                                          27,403               26,140
  Deferred Investment Tax Credits                                                               7,078                7,955
  Other Regulatory Liabilities                                                                 14,765               10,591
Long-term Risk Management Liabilities                                                          14,453               12,363
Obligations Under Capital Leases                                                                2,987                3,549
Deferred Credits and Other                                                                     13,691               14,416
                                                                                           -----------          -----------
TOTAL                                                                                         302,413              287,135
                                                                                           -----------          -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                       $1,250,610           $1,221,634
                                                                                           ===========          ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                       KENTUCKY POWER COMPANY
                                                      STATEMENTS OF CASH FLOWS
                                         For the Nine Months Ended September 30, 2004 and 2003
                                                            (Unaudited)

                                                                                                   2004                 2003
                                                                                                   ----                 ----
                                                                                                         (in thousands)
                      OPERATING ACTIVITIES
---------------------------------------------------------------
Net Income                                                                                        $21,839              $20,483
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
   Cumulative Effect of Accounting Change                                                               -                1,134
   Depreciation and Amortization                                                                   32,768               28,653
   Deferred Income Taxes                                                                            6,536               16,020
   Deferred Investment Tax Credits                                                                   (877)                (880)
   Deferred Property Taxes                                                                          5,091                4,698
   Deferred Fuel Costs, Net                                                                         1,886                 (772)
   Loss on Sale of Assets                                                                           1,062                    -
   Mark-to-Market of Risk Management Contracts                                                      3,994                9,950
Changes in Certain Assets and Liabilities:
   Accounts Receivable, Net                                                                         9,817               13,326
   Fuel, Materials and Supplies                                                                      (116)                (613)
   Accounts Payable, Net                                                                            6,661              (39,620)
   Taxes Accrued                                                                                    4,012                1,455
Change in Other Assets                                                                             (6,344)              (6,753)
Change in Other Liabilities                                                                        10,621                  (61)
                                                                                                  --------             --------
Net Cash Flows From Operating Activities                                                           96,950               47,020
                                                                                                  --------             --------

                       INVESTING ACTIVITIES
---------------------------------------------------------------
Construction Expenditures                                                                         (26,845)             (71,154)
Proceeds from Sales of Property and Other                                                           1,538                  967
Change in Other Cash Deposits, Net                                                                     11                   (4)
                                                                                                  --------             --------
Net Cash Flow Used for Investing Activities                                                       (25,296)             (70,191)
                                                                                                  --------             --------

                       FINANCING ACTIVITIES
---------------------------------------------------------------
Issuance of Long-term Debt - Affiliated                                                            20,000               74,263
Retirement of Long-term Debt - Nonaffiliated                                                            -              (40,000)
Retirement of Long-term Debt - Affiliated                                                               -              (15,000)
Change in Advances to/from Affiliates, Net                                                        (75,875)              18,809
Dividends Paid                                                                                    (16,000)             (16,448)
                                                                                                  --------             --------
Net Cash Flows From (Used For) Financing Activities                                               (71,875)              21,624
                                                                                                  --------             --------

Net Decrease in Cash and Cash Equivalents                                                            (221)              (1,547)
Cash and Cash Equivalents at Beginning of Period                                                      863                2,285
                                                                                                  --------             --------
Cash and Cash Equivalents at End of Period                                                           $642                 $738
                                                                                                  ========             ========


SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $19,198,000 and $17,925,000 and for income taxes was $(3,233,000)
and $(7,605,000) in 2004 and 2003, respectively.

See Notes to Financial Statements of Registrant Subsidiaries.


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

Financing Activities                                                    Note 10

                         OHIO POWER COMPANY CONSOLIDATED

                         OHIO POWER COMPANY CONSOLIDATED
                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                 ----------------------------------------------

Results of Operations
---------------------

Net Income decreased $20 million for the quarter primarily due to an $11 million decrease in retail revenues driven by lower residential and commercial sales and a $9 million favorable adjustment recorded in September 2003 for decreased costs associated with coal companies sold prior to 2003.

Net Income decreased $150 million year-to-date primarily due to a $125 million Cumulative Effect of Accounting Changes in the first quarter of 2003. Income Before Cumulative Effect decreased $25 million year-to-date primarily due to a decrease in sales for resale.

Effective July 1, 2003, we consolidated JMG Funding, LP (JMG) as a result of the implementation of FIN 46. We record depreciation, interest and other operating expenses of JMG and eliminate JMG's revenues against our operating lease expenses. While there was no effect to net income as a result of consolidation, some individual income statement captions are affected.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the third quarter of 2004 decreased $13 million from the prior year period due to:

 o An $11 million decrease in retail sales resulting from decreased weather-related demand from residential and commercial customers.
 o A $9 million increase in Fuel for Electric Generation primarily due to a 12% increase in the cost of coal consumed and a $4 million favorable coal survey adjustment recorded in September 2003.
 o A $2 million increase in Purchased Electricity from AEP Affiliates due to a 9% increase in MWHs purchased as a result of forced generating unit outages.
 o A $2 million increase in Maintenance due to increases in scheduled and forced boiler, electric and steam plant maintenance partially offset by a reduction in costs associated with maintaining overhead lines.
 o A $4 million increase in Depreciation and Amortization primarily associated with a greater depreciable base in 2004, including capitalized software costs and the increased amortization of transition generation regulatory assets due to normal operating adjustments.

The decrease in Operating Income for the third quarter of 2004 was partially offset by:

 o A $6 million increase in operating revenues related to risk management activities.
 o A $4 million decrease in Other Operation expense primarily due to gains on disposition of allowances.
 o A $7 million decrease in Income Taxes. See Income Taxes section below for further discussion.

Other Impacts of Earnings
-------------------------

Nonoperating Income for the third quarter of 2004 increased $27 million from the prior year period primarily due to:

 o $36 million in sales of excess energy purchased from Dow at the Plaquemine, Louisiana plant (see Note 5) including the effects of a related affiliate agreement which eliminates our market exposure related to the purchases from Dow. There was no change in overall net income due to the agreement with Dow. These sales in 2004 were offset by a $9 million favorable adjustment recorded in September 2003 for decreased costs associated with coal companies sold prior to 2003.

Nonoperating Expenses for the third quarter of 2004 increased $43 million from the prior year period primarily due to:

 o $38 million from the agreement to purchase excess energy from Dow at the Plaquemine, Louisiana plant (see Note 5). There was no change in overall net income due to the agreement with Dow.
 o  $4 million of unfavorable risk management activities.

Nonoperating Income Tax Expense decreased $4 million. See Income Taxes section below for further discussion.

Interest charges for the third quarter of 2004 decreased $5 million from the prior year period primarily due to redemption of higher cost First Mortgage Bonds and Senior Unsecured Notes replaced with Affiliated Notes Payable at lower interest rates.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 32.3% and 33.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 decreased $20 million compared to the prior year period due to:

 o A $9 million decrease in non-affiliated wholesale energy sales due to a lower sales volume.
 o A $12 million decrease in non-affiliated system sales due to a 12% decrease in MWHs sold.
 o A $9 million decrease in Sales to AEP Affiliates. The decrease is primarily the result of an 8.6% decrease in MWH for affiliated system sales partially offset by a $5 million increase in capacity credit.
 o A $7 million decrease in other operating revenue primarily due to the expiration of a contract with Buckeye Power.
 o A $14 million increase in Fuel for Electric Generation due to higher coal cost.
 o A $4 million increase in Maintenance due primarily to boiler overhaul work from scheduled and forced outages and turbine repairs.
 o A $25 million increase in Depreciation and Amortization primarily associated with the consolidation of JMG. Depreciation expense related to the assets owned by JMG were consolidated effective
    July 1, 2003 (there was no change in overall net income due to the consolidation of JMG). In addition, the increase is a result of a greater depreciable base in 2004, including capitalized software and the increased amortization of transition generation regulatory assets due to normal operating adjustments.

The decrease in Operating Income for the nine months ended September 30, 2004 was partially offset by:

 o A $6 million increase in retail electric revenues resulting from increased demand from industrial customers.
 o A $15 million increase in operating revenues related to favorable risk management activities.
 o An $11 million decrease in Purchased Electricity for Resale primarily due to cessation of the Buckeye Transmission agreement on June 30, 2003. Prior to this date, Ohio Edison interchange expenses were recorded in Purchased Electricity for Resale. An associated offsetting decrease in Ohio Edison revenue occurred in non affiliated sales for resale; therefore, there was no effect to net income. In addition, the DOE Settlement Capacity Surcharge was included in rates through April 30, 2003, which is no longer in effect for 2004.
 o A $29 million decrease in Income Taxes. See Income Taxes section below for further discussion.

Other Impacts of Earnings
-------------------------

Nonoperating Income increased $95 million primarily due to sales of excess energy purchased from Dow at the Plaquemine, Louisiana plant (see Note 5) including the effects of a related affiliate agreement which eliminates our market exposure related to the purchases from Dow. There was no change in overall net income due to the agreement with Dow. In addition, income from nonoperating risk management contributed to this increase.

Nonoperating Expense increased $82 million primarily due to the agreement to purchase excess energy from Dow at the Plaquemine, Louisiana plant (see Note 5). There was no change in overall net income due to the agreement with Dow.

Interest charges increased $17 million primarily due to the consolidation of JMG and its associated debt along with issuance of additional long-term debt in July 2003. There was no change in overall net income due to the consolidation of JMG.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 34.3% and 37.5%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower state income taxes and federal income tax return adjustments.

Cumulative Effect of Accounting Changes
---------------------------------------

The Cumulative Effect of Accounting Changes during 2003 of $125 million was due to the one-time after-tax impact of adopting SFAS 143 and implementing the requirements of EITF 02-3.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                             Moody's       S&P         Fitch
                                             -------       ---         -----
          Senior Unsecured Debt                A3          BBB          BBB+

Cash Flow
---------

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

                                                              2004        2003
                                                              ----        ----
                                                                (in thousands)

 Cash and cash equivalents at beginning of period            $7,233      $5,275
                                                           ---------   ---------
 Cash flows from (used for):
   Operating activities                                     447,996     225,658
   Investing activities                                    (151,809)   (160,295)
   Financing activities                                    (299,977)    (63,986)
                                                           ---------   ---------
 Net increase (decrease) in cash and cash equivalents
                                                             (3,790)      1,377
                                                           ---------   ---------

 Cash and cash equivalents at end of period                  $3,443      $6,652
                                                           =========   =========

Operating Activities
--------------------

Cash Flows From Operating Activities for the nine months ended September 30, 2004 increased $222 million compared to the prior year period. This is primarily due to significant reductions in Accounts Payable balances during the second quarter of 2003 partially associated with a wind-down of risk management activities in that year.

Investing Activities
--------------------

Cash Flows Used For Investing Activities were $152 million during the nine months ended September 30, 2004 primarily due to new expenditures for Generation, Transmission, Distribution and Environmental offset by a Change in Other Cash Deposits, Net primarily as a result of monies set aside in 2003 for the retirement of Installment Purchase Contracts in 2004. For the remainder of 2004, we expect our Construction Expenditures to be approximately $107 million.

Financing Activities
--------------------

Cash Flows For Financing Activities used $300 million in the nine months ended September 30, 2004 and $64 million in the prior year period. This is primarily due to a decrease in the change in Advances to/from Affiliates, Net, during 2004 as a result of becoming a net lender as opposed to a net borrower.

Financing Activity
------------------

Long-term debt issuances and retirements during the nine months ended September 30, 2004 were:

  Issuances
  ---------
                                     Principal        Interest          Due
     Type of Debt                     Amount            Rate            Date
     ------------                    ---------        ---------         ----
                                  (in thousands)         (%)

     Notes Payable - Affiliates      $200,000           5.25            2015
     Notes Payable - Affiliates       200,000           3.32            2006

  Retirements
  -----------
                                     Principal        Interest          Due
     Type of Debt                     Amount            Rate            Date
     ------------                    ---------        ---------         ----
                                  (in thousands)         (%)

     Installment Purchase Contracts   $50,000           6.85             2022
     Notes Payable                      3,000           6.27             2009
     Notes Payable                      4,390           6.81             2008
     First Mortgage Bonds              10,000           7.30             2024
     Senior Unsecured Notes           140,000           7.375            2038
     Senior Unsecured Notes           100,000           6.75             2004
     Senior Unsecured Notes            75,000           7.00             2004

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

On September 5, 2003, TEM and OPCo separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. OPCo alleges that TEM has breached the PPA, and is seeking a determination of OPCo's rights under the PPA. TEM alleges that the PPA never became enforceable, or alternatively, that the PPA has already been terminated as the result of OPCo's breaches. If the PPA is deemed terminated or found to be unenforceable by the court, OPCo could be adversely affected to the extent it is unable to find other purchasers of the power with similar contractual terms and to the extent OPCo does not fully recover claimed termination value damages from TEM. However, OPCo has entered into an agreement with an affiliate that eliminates OPCo's market exposure related to the PPA. The corporate parent of TEM (Tractebel SA) has provided a limited guaranty.

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

On March 26, 2004, OPCo requested that TEM provide assurances of performance of its future obligations under the PPA, but TEM refused to do so. As indicated above, OPCo also gave notice to TEM and declared April 2, 2004 as the "Commercial Operations Date." Despite OPCo's prior tenders of replacement electric power products to TEM beginning May 1, 2003 and despite OPCo's tender of electric power products from the Facility to TEM beginning April 2, 2004, TEM refused to accept and pay for them under the terms of the PPA. On April 5, 2004, OPCo gave notice to TEM that OPCo (i) was suspending performance of its obligations under PPA, (ii) would be seeking a declaration from the New York federal court that the PPA has been terminated and (iii) would be pursuing against TEM, and Tractebel SA under the guaranty, damages and the full termination payment value of the PPA.

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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

                     MTM Risk Management Contract Net Assets
                      Nine Months Ended September 30, 2004
                                 (in thousands)

        Total MTM Risk Management Contract Net Assets at December 31, 2003                                                $53,938
        (Gain) Loss from Contracts Realized/Settled During the Period (a)                                                 (25,715)
        Fair Value of New Contracts When Entered Into During the Period (b)                                                     -
        Net Option Premiums Paid/(Received) (c)                                                                              (277)
        Change in Fair Value Due to Valuation Methodology Changes (d)                                                       1,189
        Changes in Fair Value of Risk Management Contracts (e)                                                              9,825
        Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (f)                             -
                                                                                                                          --------
        Total MTM Risk Management Contract Net Assets                                                                      38,960
        Net Cash Flow Hedge Contracts (g)                                                                                  (4,744)
        DETM Assignment (h)                                                                                               (20,709)
                                                                                                                          --------
        Total MTM Risk Management Contracts Net Assets at September 30, 2004                                              $13,507
                                                                                                                          ========

        (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
        (b) The "Fair Value of New Contracts When Entered Into During the
            Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
        (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
        (d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changes in methodology in regards to credit reserves on forward contracts.
        (e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.
        (f) "Changes in Fair Value of Risk Management Contracts Allocated to
            Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
        (g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in
            Accumulated Other Comprehensive Income (Loss).
        (h) See Note 17  "Related Party Transactions" in the 2003 Annual Report.





                                           Reconciliation of MTM Risk Management Contracts to
                                                    Consolidated Balance Sheets
                                                      As of September 30, 2004

                                                 MTM Risk
                                                 Management     Cash Flow           DETM
                                                Contracts(a)      Hedges         Assignment(b)    Consolidated (c)
                                                ------------    ---------        -------------    ----------------
                                                                      (in thousands)

        Current Assets                            $80,477         $1,282                $-           $81,759
        Non Current Assets                         68,558            452                 -            69,010
                                                 ---------       --------         ---------         ---------
        Total MTM Derivative Contract
         Assets                                   149,035          1,734                 -           150,769
                                                 ---------       --------         ---------         ---------

        Current Liabilities                       (71,669)        (5,329)           (8,534)          (85,532)
        Non Current Liabilities                   (38,406)        (1,149)          (12,175)          (51,730)
                                                 ---------       --------         ---------         ---------
        Total MTM Derivative Contract
         Liabilities                             (110,075)        (6,478)          (20,709)         (137,262)
                                                 ---------       --------         ---------         ---------

        Total MTM Derivative Contract Net
         Assets (Liabilities)                     $38,960        $(4,744)         $(20,709)          $13,507
                                                 =========       ========         =========         =========

        (a) Does not include Cash Flow Hedges.
        (b) See Note 17 "Related Party Transactions" in the 2003 Annual Report.
        (c) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk
            Management Liabilities and Long-term Risk Management Liabilities on our Consolidated Balance Sheets.


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

                                                 Maturity and Source of Fair Value of MTM
                                                    Risk Management Contract Net Assets
                                             Fair Value of Contracts as of September 30, 2004



                                             Remainder                                                         After
                                               2004           2005        2006        2007         2008       2008 (c)    Total (d)
                                               ----           ----        ----        ----         ----       --------    ---------
                                                                              (in thousands)

Prices Actively Quoted - Exchange
 Traded Contracts                             $1,751       $(5,240)        $22       $1,660          $-           $-     $(1,807)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)              (2,174)       13,544       2,869        2,243           -            -      16,482
Prices Based on Models and Other
 Valuation Methods (b)                           630         2,168       3,506        2,794       4,685       10,502      24,285
                                              -------      --------     -------      -------     -------     --------    --------

Total                                           $207       $10,472      $6,397       $6,697      $4,685      $10,502     $38,960
                                              =======      ========     =======      =======     =======     ========    ========





 (a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
 (b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled. The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
 (c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $4.8 million of this mark-to-market value is in 2009 and $4.6 million of this mark-to-market is in 2010.
 (d)  Amounts exclude Cash Flow Hedges.


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


          Total Accumulated Other Comprehensive Income (Loss) Activity
                      Nine Months Ended September 30, 2004

                                                                          Foreign
                                                        Power             Currency        Consolidated
                                                        -----             --------        ------------
                                                                        (in thousands)
    Beginning Balance December 31, 2003                   $268             $(371)             $(103)
    Changes in Fair Value (a)                           (2,270)               -              (2,270)
    Reclassifications from AOCI to Net
     Income (b)                                         (1,120)               10             (1,110)
                                                       --------            ------           --------
    Ending Balance September 30, 2004                  $(3,122)            $(361)           $(3,483)
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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $2,683 thousand loss.


Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:


                      Nine Months Ended                                                             Twelve Months Ended
                      September 30, 2004                                                             December 31, 2003
           --------------------------------------                                         ------------------------------------
                        (in thousands)                                                                 (in thousands)

           End        High       Average      Low                                         End        High       Average    Low
           ---        ----       -------      ---                                         ---        ----       -------    ---
           $244      $1,357       $631       $220                                         $444      $1,724       $722      $172


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $167 million and $214 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period; therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.



                                                   OHIO POWER COMPANY CONSOLIDATED
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                     For the Three and Nine Months Ended September 30, 2004 and 2003
                                                              (Unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                      --------------------            --------------------
                                                                      2004            2003            2004            2003
                                                                      ----            ----            ----            ----
                                                                                         (in thousands)
                OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution                   $410,514        $418,083      $1,251,377      $1,256,862
Sales to AEP Affiliates                                               147,602         147,235         429,503         438,473
                                                                     ---------       ---------     -----------     -----------
TOTAL                                                                 558,116         565,318       1,680,880       1,695,335
                                                                     ---------       ---------     -----------     -----------

                OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                          164,353         155,222         476,127         462,316
Purchased Electricity for Resale                                       14,456          15,219          40,794          52,064
Purchased Electricity from AEP Affiliates                              26,007          23,693          68,479          70,905
Other Operation                                                        87,981          92,376         272,900         269,998
Maintenance                                                            41,047          38,598         131,831         127,466
Depreciation and Amortization                                          71,857          67,365         214,027         189,140
Taxes Other Than Income Taxes                                          44,681          45,582         135,517         132,350
Income Taxes                                                           26,897          33,465          89,099         118,597
                                                                     ---------       ---------     -----------     -----------
TOTAL                                                                 477,279         471,520       1,428,774       1,422,836
                                                                     ---------       ---------     -----------     -----------

OPERATING INCOME                                                       80,837          93,798         252,106         272,499

Nonoperating Income                                                    46,362          19,255         116,174          21,354
Nonoperating Expenses                                                  50,809           7,528         108,109          26,569
Nonoperating Income Tax Expense (Credit)                               (2,660)          1,646            (693)         (1,446)
Interest Charges                                                       28,365          33,512          91,232          73,736
                                                                     ---------       ---------     -----------     -----------

Income Before Cumulative Effect of Accounting Changes                  50,685          70,367         169,632         194,994
Cumulative Effect of Accounting Changes (Net of Tax)                        -               -               -         124,632
                                                                     ---------       ---------     -----------     -----------

NET INCOME                                                             50,685          70,367         169,632         319,626

Preferred Stock Dividend Requirements                                     184             286             550             915
                                                                     ---------       ---------     -----------     -----------

EARNINGS APPLICABLE TO COMMON STOCK                                   $50,501         $70,081        $169,082        $318,711
                                                                     =========       =========     ===========     ===========


The common stock of OPCo is wholly-owned by AEP.

See Notes to Financial Statements of Registrant Subsidiaries.


                                               OHIO POWER COMPANY CONSOLIDATED
                  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                                    For the Nine Months Ended September 30, 2004 and 2003
                                                        (in thousands)
                                                          (Unaudited)


                                                                                       Accumulated Other
                                             Common        Paid-in        Retained       Comprehensive
                                             Stock         Capital        Earnings       Income (Loss)        Total
                                             ------        -------        --------     ------------------     -----

DECEMBER 31, 2002                            $321,201       $462,483        $522,316        $(72,886)      $1,233,114

Common Stock Dividends                                                      (125,800)                        (125,800)
Preferred Stock Dividends                                                       (915)                            (915)
Capital Stock Gains                                                1                                                1
                                                                                                           -----------
TOTAL                                                                                                       1,106,400
                                                                                                           -----------

       COMPREHENSIVE INCOME
----------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
    Cash Flow Hedges                                                                           1,016            1,016
    Minimum Pension Liability                                                                  5,625            5,625
NET INCOME                                                                   319,626                          319,626
                                                                                                           -----------
TOTAL COMPREHENSIVE INCOME                                                                                    326,267
                                             ---------      ---------       ---------       ----------     -----------

SEPTEMBER 30, 2003                           $321,201       $462,484        $715,227        $(66,245)      $1,432,667
                                             =========      =========       =========       ==========     ===========

DECEMBER 31, 2003                            $321,201       $462,484        $729,147        $(48,807)      $1,464,025

Common Stock Dividends                                                      (144,114)                        (144,114)
Preferred Stock Dividends                                                       (550)                            (550)
                                                                                                           -----------
TOTAL                                                                                                       1,319,361
                                                                                                           -----------

       COMPREHENSIVE INCOME
----------------------------------
Other Comprehensive Income (Loss),
  Net of Taxes:
    Cash Flow Hedges                                                                          (3,380)          (3,380)
    Minimum Pension Liability                                                                 (3,942)          (3,942)
NET INCOME                                                                   169,632                          169,632
                                                                                                           -----------
TOTAL COMPREHENSIVE INCOME                                                                                    162,310
                                             ---------      ---------       ---------       ----------     -----------

SEPTEMBER 30, 2004                           $321,201       $462,484        $754,115        $(56,129)      $1,481,671
                                             =========      =========       =========       ==========     ===========


See Notes to Financial Statements of Registrant Subsidiaries.



                                                      OHIO POWER COMPANY CONSOLIDATED
                                                        CONSOLIDATED BALANCE SHEETS
                                                                  ASSETS
                                                  September 30, 2004 and December 31, 2003
                                                                (Unaudited)

                                                                                                    2004                   2003
                                                                                                    ----                   ----
                                                                                                           (in thousands)

                    ELECTRIC UTILITY PLANT
--------------------------------------------------------------
Production                                                                                      $4,102,622              $4,029,515
Transmission                                                                                       969,848                 938,805
Distribution                                                                                     1,191,189               1,156,886
General                                                                                            251,720                 245,434
Construction Work in Progress                                                                      162,450                 142,951
                                                                                                -----------             -----------
Total                                                                                            6,677,829               6,513,591
Accumulated Depreciation and Amortization                                                        2,582,823               2,485,947
                                                                                                -----------             -----------
TOTAL - NET                                                                                      4,095,006               4,027,644
                                                                                                -----------             -----------

                OTHER PROPERTY AND INVESTMENTS
--------------------------------------------------------------
Non-Utility Property, Net                                                                           45,788                  47,015
Other                                                                                               58,550                  24,264
                                                                                                -----------             -----------
TOTAL                                                                                              104,338                  71,279
                                                                                                -----------             -----------

                        CURRENT ASSETS
--------------------------------------------------------------
Cash and Cash Equivalents                                                                            3,443                   7,233
Other Cash Deposits                                                                                     50                  51,017
Advances to Affiliates                                                                             232,212                  67,918
Accounts Receivable:
   Customers                                                                                        99,840                 100,960
   Affiliated Companies                                                                            112,234                 120,532
   Accrued Unbilled Revenues                                                                         8,597                  17,221
   Miscellaneous                                                                                       679                     736
   Allowance for Uncollectible Accounts                                                               (581)                   (789)
Fuel                                                                                                81,785                  77,725
Materials and Supplies                                                                              97,480                  92,136
Risk Management Assets                                                                              81,759                  56,265
Margin Deposits                                                                                      4,962                   9,296
Prepayments and Other                                                                               15,520                  15,883
                                                                                                -----------             -----------
TOTAL                                                                                              737,980                 616,133
                                                                                                -----------             -----------

                DEFERRED DEBITS AND OTHER ASSETS
--------------------------------------------------------------
Regulatory Assets:
   SFAS 109 Regulatory Asset, Net                                                                  171,328                 169,605
   Transition Regulatory Assets                                                                    246,472                 310,035
   Unamortized Loss on Reacquired Debt                                                              11,225                  10,172
   Other                                                                                            24,101                  22,506
Long-term Risk Management Assets                                                                    69,010                  52,825
Deferred Property Taxes                                                                             20,665                  67,469
Deferred Charges and Other Assets                                                                   38,951                  26,850
                                                                                                -----------             -----------
TOTAL                                                                                              581,752                 659,462
                                                                                                -----------             -----------

TOTAL ASSETS                                                                                    $5,519,076              $5,374,518
                                                                                                ===========             ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                  OHIO POWER COMPANY CONSOLIDATED
                                                    CONSOLIDATED BALANCE SHEETS
                                                   CAPITALIZATION AND LIABILITIES
                                               September 30, 2004 and December 31, 2003
                                                            (Unaudited)

                                                                                                   2004                    2003
                                                                                                   ----                    ----
                                                                                                           (in thousands)
                             CAPITALIZATION
------------------------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - No Par Value:
     Authorized - 40,000,000 Shares
     Outstanding - 27,952,473 Shares                                                             $321,201                $321,201
    Paid-in Capital                                                                               462,484                 462,484
    Retained Earnings                                                                             754,115                 729,147
    Accumulated Other Comprehensive Income (Loss)                                                 (56,129)                (48,807)
                                                                                               -----------             -----------
Total Common Shareholder's Equity                                                               1,481,671               1,464,025
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                     16,644                  16,645
                                                                                               -----------             -----------
Total Shareholders' Equity                                                                      1,498,315               1,480,670
Liability for Cumulative Preferred Stock Subject to Mandatory Redemption                            5,000                   7,250
Long-term Debt:
    Nonaffiliated                                                                               1,600,056               1,608,086
    Affiliated                                                                                    400,000                      -
                                                                                               -----------             -----------
Total Long-term Debt                                                                            2,000,056               1,608,086
                                                                                               -----------             -----------
TOTAL                                                                                           3,503,371               3,096,006
                                                                                               -----------             -----------

Minority Interest                                                                                  14,676                  16,314
                                                                                               -----------             -----------

                          CURRENT LIABILITIES
------------------------------------------------------------------------
Short-term Debt - General                                                                          19,562                  25,941
Long-term Debt Due Within One Year - Nonaffiliated                                                 60,354                 431,854
Accounts Payable:
  General                                                                                         119,404                 104,874
  Affiliated Companies                                                                             90,555                 101,758
Customer Deposits                                                                                  27,908                  17,308
Taxes Accrued                                                                                     184,503                 132,793
Interest Accrued                                                                                   26,339                  45,679
Risk Management Liabilities                                                                        85,532                  38,318
Obligations Under Capital Leases                                                                    8,760                   9,624
Other                                                                                              71,807                  71,642
                                                                                               -----------             -----------
TOTAL                                                                                             694,724                 979,791
                                                                                               -----------             -----------

                 DEFERRED CREDITS AND OTHER LIABILITIES
------------------------------------------------------------------------
Deferred Income Taxes                                                                             933,443                 933,582
Regulatory Liabilities:
  Asset Removal Costs                                                                             104,974                 101,160
  Deferred Investment Tax Credits                                                                  13,357                  15,641
  Other                                                                                                 -                       3
Long-term Risk Management Liabilities                                                              51,730                  40,477
Deferred Credits                                                                                   26,225                  23,222
Obligations Under Capital Leases                                                                   32,899                  25,064
Asset Retirement Obligations                                                                       45,204                  42,656
Other                                                                                              98,473                 100,602
                                                                                               -----------             -----------
TOTAL                                                                                           1,306,305               1,282,407
                                                                                               -----------             -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                           $5,519,076              $5,374,518
                                                                                               ===========             ===========


See Notes to Financial Statements of Registrant Subsidiaries.





                                                     OHIO POWER COMPANY CONSOLIDATED
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Nine Months Ended September 30, 2004 and 2003
                                                                (Unaudited)

                                                                                                         2004              2003
                                                                                                         ----              ----
                                                                                                           (in thousands)
                     OPERATING ACTIVITIES
------------------------------------------------------------
Net Income                                                                                             $169,632          $319,626
Adjustments to Reconcile Net Income to Net Cash Flows
   From Operating Activities:
      Cumulative Effect of Accounting Changes                                                                 -          (124,632)
      Depreciation and Amortization                                                                     214,027           189,140
      Deferred Income Taxes                                                                               2,080             4,139
      Deferred Investment Tax Credits                                                                    (2,283)           (2,288)
      Deferred Property Taxes                                                                            46,804            46,491
      Mark-to-Market of Risk Management Contracts                                                        11,632            40,283
Changes in Certain Assets and Liabilities:
      Accounts Receivable, Net                                                                           17,891            37,799
      Fuel, Materials and Supplies                                                                       (9,404)            4,515
      Prepayments and Other Current Assets                                                                4,697            (9,030)
      Accounts Payable, Net                                                                               3,327          (215,012)
      Customer Deposits                                                                                  10,600             3,579
      Taxes Accrued                                                                                      51,710           (17,682)
      Interest Accrued                                                                                  (19,340)            9,516
Change in Other Assets                                                                                  (51,835)           (2,859)
Change in Other Liabilities                                                                              (1,542)          (57,927)
                                                                                                       ---------         ---------
Net Cash Flows From Operating Activities                                                                447,996           225,658
                                                                                                       ---------         ---------

                     INVESTING ACTIVITIES
------------------------------------------------------------
Construction Expenditures                                                                              (205,752)         (163,864)
Change in Other Cash Deposits, Net                                                                       50,967               (51)
Proceeds from Sale of Property and Other                                                                  2,976             3,620
                                                                                                       ---------         ---------
Net Cash Flows Used For Investing Activities                                                           (151,809)         (160,295)
                                                                                                       ---------         ---------

                     FINANCING ACTIVITIES
------------------------------------------------------------
Issuance of Long-term Debt - Nonaffiliated                                                                    -           938,914
Issuance of Long-term Debt - Affiliated                                                                 400,000                 -
Change in Advances to/from Affiliates, Net                                                             (164,294)         (272,872)
Change in Short-term Debt, Net                                                                           (6,379)            2,039
Change in Short-term Debt - Affiliates, Net                                                                   -          (275,000)
Retirement of Long-term Debt - Nonaffiliated                                                           (382,390)          (29,850)
Retirement of Long-term Debt - Affiliated                                                                     -          (300,000)
Retirement of Cumulative Preferred Stock                                                                 (2,250)             (502)
Dividends Paid on Common Stock                                                                         (144,114)         (125,800)
Dividends Paid on Cumulative Preferred Stock                                                               (550)             (915)
                                                                                                       ---------         ---------
Net Cash Flows Used For Financing Activities                                                           (299,977)          (63,986)
                                                                                                       ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                                     (3,790)            1,377
Cash and Cash Equivalents at Beginning of Period                                                          7,233             5,275
                                                                                                       ---------         ---------
Cash and Cash Equivalents at End of Period                                                               $3,443            $6,652
                                                                                                       =========         =========


SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $107,177,000 and $57,517,000 and for income taxes was
$(21,600,000) and $74,858,000 in 2004 and 2003, respectively. Noncash acquisitions under capital leases were $12,749,000 in 2004.
There were no noncash capital lease acquisitions in 2003.

See Notes to Financial Statements of Registrant Subsidiaries.



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

Financing Activities                                                  Note 10

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                       PUBLIC SERVICE COMPANY OF OKLAHOMA
            MANAGEMENT'S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS
            --------------------------------------------------------

Results of Operations
---------------------

Net Income for the nine months ended September 30, 2004 decreased $19 million from the prior year period due to increased operations and maintenance expenses for power plant maintenance, transmission and tree trimming. Net Income increased $1 million for the third quarter.

Fluctuations occurring in the retail portion of fuel and purchased power expense generally do not impact operating income, as they are offset in revenues due to the functioning of the fuel clause adjustment in Oklahoma.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income for the third quarter of 2004 increased $4 million from the prior year period primarily due to:

 o  A $9 million increase in system sales margins.
 o A $1 million decrease in Maintenance expenses primarily due to lower power plant expenses.

The increase in Operating Income for the third quarter of 2004 was partially offset by:

 o A $4 million decrease in retail base revenue primarily due to a 19% decrease in cooling degree-days.
 o A $3 million increase in Other Operation expenses primarily due to customer related expenses and administrative and general expenses.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $6 million in the third quarter of 2004 compared to the prior year period primarily due to a gain on the disposition of land recorded in 2003.

Interest Charges decreased $2 million in the third quarter of 2004 compared to the prior year period due to reduced interest rates from refinancing higher cost debt.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 37.6% and 40.5%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to lower state income taxes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income for the nine months ended September 30, 2004 in comparison to the prior year period decreased $20 million primarily due to:

 o A $20 million increase in Other Operation expenses. Transmission expense increased $9 million primarily related to prior years true-up for OATT transmission recorded in 2004 resulting from revised data from ERCOT for the years 2001-2003. Distribution expenses increased $5 million resulting mainly from a labor settlement and various inventory and tracking system upgrades.
 o A $13 million increase in Maintenance expenses primarily due to increased power plant maintenance and tree trimming along with increased repairs of storm damage.
 o A $3 million decrease in transmission revenues primarily due to non-affiliated transactions.
 o A $1 million increase in Taxes Other Than Income Taxes primarily due to increased property taxes attributable to changes in property values and employee-related taxes offset in part by lower franchise taxes.

The decrease in Operating Income for the nine months ended September 30, 2004 was partially offset by:

 o A $4 million increase in system sales margins due to the end of merger related mitigation sales losses in 2003.
 o A $4 million increase in retail base revenue primarily due to increased KWH sales of 3%. Customer usage increased primarily from our industrial class and number of customers offset in part by a decrease in heating and cooling degree-days of 13%.

Other Impacts on Earnings
-------------------------

Nonoperating Income decreased $6 million in the nine months ended September 30, 2004 compared to the prior year period primarily due to a gain on the disposition of land recorded in 2003.

Interest Charges decreased $7 million in the nine months ended September 30, 2004 compared to the prior year period due to reduced interest rates from refinancing higher cost debt.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 32.2% and 34.1%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                             Moody's       S&P         Fitch
                                             -------       ---         -----
          First Mortgage Bonds                 A3           A-           A
          Senior Unsecured Debt               Baa1         BBB           A-

In July 2004, Standard and Poor's upgraded the credit rating of the First Mortgage Bonds from BBB to A- due to a change in rating methodology. The principal amount of First Mortgage Bonds currently outstanding is $100 million.

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

  Issuances
  ---------
                                      Principal        Interest           Due
    Type of Debt                       Amount            Rate             Date
    ------------                      ---------        --------           ----
                                    (in thousands)       (%)

    Installment Purchase Contracts     $33,700          Variable          2014
    Senior Unsecured Notes              50,000            4.70            2009

  Retirements
  -----------
                                      Principal         Interest          Due
    Type of Debt                        Amount            Rate            Date
    ------------                      ---------         --------          ----
                                    (in thousands)        (%)

    Notes Payable to Trust              $77,320           8.00            2037
    Installment Purchase Contracts       33,700           4.875           2014
    Installment Purchase Contracts        1,000           5.90            2007

Significant Factors
-------------------

Oklahoma Regulatory Activity
----------------------------

We filed with the Corporation Commission of the State of Oklahoma (OCC) for recovery of a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West electric operating companies of purchased power costs for periods prior to January 1, 2002. The OCC has expanded the case to include a full review of our 2001 fuel and purchased power practices. Intervenor and OCC Staff filings in the case recommended a disallowance of $18 million associated with the allocation of off-system sales margins. At a June 2004 prehearing conference, we questioned whether the issues in dispute were under the jurisdiction of the OCC because they relate to FERC-approved allocation agreements. As a result, the ALJ ordered that the parties brief the jurisdictional issue. We filed our brief on September 1, 2004. Subject to the OCC's decision as to jurisdiction, a hearing date has been set for January 2005. Management believes that fuel costs have been prudently incurred consistent with OCC rules, and that the allocation of off-system sales margins was made pursuant to the FERC-approved allocation agreements. If the OCC determines that a portion of unrecovered fuel and purchased power costs should not be recovered, there will be, subject to the FERC jurisdictional question, an adverse effect on results of operations, cash flows and possibly financial condition.

In February 2003, the OCC filed an application requiring us to file all documents necessary for a general rate review. In October 2003 and June 2004, we filed financial information and supporting testimony in response to the OCC's requirements. The response indicates that annual revenues are $41 million less than costs. As a result, we are seeking OCC approval to increase base rates by that amount, which is a 3.9% increase over existing revenues. A decision is not expected until second quarter 2005. Management is unable to predict the ultimate effect of these proceedings on revenues, results of operations, cash flows and financial condition.

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of other factors relevant to us.

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

                     MTM Risk Management Contract Net Assets
                      Nine Months Ended September 30, 2004
                                 (in thousands)


     Total MTM Risk Management Contract Net Assets at December 31, 2003                                               $14,057
     (Gain) Loss from Contracts Realized/Settled During the Period (a)                                                   (980)
     Fair Value of New Contracts When Entered Into During the Period (b)                                                    -
     Net Option Premiums Paid/(Received) (c)                                                                             (149)
     Change in Fair Value Due to Valuation Methodology Changes                                                              -
     Changes in Fair Value of Risk Management Contracts (d)                                                                 -
     Changes in Fair Value of Risk Management  Contracts Allocated to Regulated Jurisdictions (e)                      (2,905)
                                                                                                                      --------
     Total MTM Risk Management Contract Net Assets                                                                     10,023
     Net Cash Flow Hedge Contracts (f)                                                                                 (3,588)
                                                                                                                      --------
     Total MTM Risk Management Contract Net Assets at September 30, 2004                                               $6,435
                                                                                                                      ========

     (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
     (b) The "Fair Value of New Contracts When Entered Into During the Period" represents the fair value of long-term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
     (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
     (d) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, storage, etc.
     (e) "Changes in Fair Value of Risk Management Contracts Allocated to
         Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
     (f) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in
         Accumulated Other Comprehensive Income (Loss).



                        Reconciliation of MTM Risk Management Contracts to
                                        Balance Sheets
                                  As of September 30, 2004

                                                  MTM Risk
                                                 Management         Cash Flow
                                                Contracts(a)         Hedges          Total (b)
                                                ------------        ---------        ---------
                                                                 (in thousands)

        Current Assets                            $22,508             $293            $22,801
        Non Current Assets                         12,749               89             12,838
                                                  --------         --------           --------
        Total MTM Derivative Contract
         Assets                                    35,257              382             35,639
                                                  --------         --------           --------

        Current Liabilities                       (19,258)          (3,361)           (22,619)
        Non Current Liabilities                    (5,976)            (609)            (6,585)
                                                  --------         --------           --------
        Total MTM Derivative Contract
         Liabilities                              (25,234)          (3,970)           (29,204)
                                                  --------         --------           --------

        Total MTM Derivative Contract Net
         Assets (Liabilities)                     $10,023          $(3,588)            $6,435
                                                  ========         ========           ========


        (a) Does not include Cash Flow Hedges.
        (b) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets, Risk
            Management Liabilities and Long-term Risk Management Liabilities on our Balance Sheets.


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


                                                   Maturity and Source of Fair Value of MTM
                                                      Risk Management Contract Net Assets
                                                Fair Value of Contracts as of September 30, 2004
                                                -------------------------------------------------

                                          Remainder                                                         After
                                            2004           2005          2006        2007       2008       2008 (c)   Total (d)
                                            ----           ----          ----        ----       ----       --------   ---------
                                                                            (in thousands)
 Prices Actively Quoted -
  Exchange Traded Contracts                   $940       $(2,814)         $12        $891          $-           $-       $(971)
 Prices Provided by Other External
  Sources - OTC Broker Quotes (a)           (1,909)        6,566          586           -           -            -       5,243
 Prices Based on Models and Other
  Valuation Methods (b)                          2         1,357          283         (75)      1,023        3,161       5,751
                                            -------      --------        -----       -----     -------      -------    --------

 Total                                       $(967)       $5,109         $881        $816      $1,023       $3,161     $10,023
                                            =======      ========        =====       =====     =======      =======    ========



 (a) "Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
 (b) "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources. Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled.
      The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
 (c) There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2008. $1.2 million of this mark-to-market value is in 2009.
 (d)  Amounts exclude Cash Flow Hedges.


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

          Total Accumulated Other Comprehensive Income (Loss) Activity
                      Nine Months Ended September 30, 2004

                                          Power   Interest Rate  Consolidated
                                          -----   -------------  ------------
                                                 (in thousands)

    Beginning Balance December 31, 2003     $156         $-          $156
    Changes in Fair Value (a)             (1,462)         -        (1,462)
    Reclassifications from AOCI to Net
     Income (b)                             (274)      (743)       (1,017)
                                         --------     ------      --------
    Ending Balance September 30, 2004    $(1,580)     $(743)      $(2,323)
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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $1,298 thousand loss.

Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------


The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

                      Nine Months Ended                                                           Twelve Months Ended
                     September 30, 2004                                                            December 31, 2003
          ---------------------------------------                                        -------------------------------------
                       (in thousands)                                                                (in thousands)

           End        High       Average      Low                                         End        High       Average    Low
           ---        ----       -------      ---                                         ---        ----       -------    ---
          $131        $729        $339       $118                                        $258       $1,004       $420      $100


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $35 million and $66 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or financial position.



                                                 PUBLIC SERVICE COMPANY OF OKLAHOMA
                                                       STATEMENTS OF INCOME
                                  For the Three and Nine Months Ended September 30, 2004 and 2003
                                                          (Unaudited)


                                                                        Three Months Ended               Nine Months Ended
                                                                       --------------------             -------------------
                                                                       2004            2003             2004           2003
                                                                       ----            ----             ----           ----
                                                                                           (in thousands)
                 OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution                  $355,260         $355,064         $787,956        $860,544
Sales to AEP Affiliates                                                1,371            3,511            7,467          17,929
                                                                    ---------        ---------        ---------       ---------
TOTAL                                                                356,631          358,575          795,423         878,473
                                                                    ---------        ---------        ---------       ---------

                 OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                         139,712          177,162          315,803         415,731
Purchased Electricity for Resale                                      41,059           11,524           55,810          30,878
Purchased Electricity from AEP Affiliates                             24,083           24,132           79,182          94,515
Other Operation                                                       36,882           33,765          117,045          97,067
Maintenance                                                           11,777           12,763           47,774          34,523
Depreciation and Amortization                                         22,762           21,715           67,097          64,568
Taxes Other Than Income Taxes                                          9,483            9,526           29,027          27,611
Income Taxes                                                          23,671           24,461           18,767          28,192
                                                                    ---------        ---------        ---------       ---------
TOTAL                                                                309,429          315,048          730,505         793,085
                                                                    ---------        ---------        ---------       ---------

OPERATING INCOME                                                      47,202           43,527           64,918          85,388

Nonoperating Income                                                      640            6,691            1,011           7,413
Nonoperating Expense                                                     356              304            1,660             467
Nonoperating Income Tax Expense (Credit)                                (162)           1,488           (1,021)          1,133
Interest Charges                                                       8,668           10,336           27,922          34,493
                                                                    ---------        ---------        ---------       ---------

NET INCOME                                                            38,980           38,090           37,368          56,708

Preferred Stock Dividend Requirements                                     53               53              159             159
                                                                    ---------        ---------        ---------       ---------

EARNINGS APPLICABLE TO COMMON STOCK                                  $38,927          $38,037          $37,209         $56,549
                                                                    =========        =========        =========       =========


The common stock of PSO is owned by a wholly-owned subsidiary of AEP.

See Notes to Financial Statements of Registrant Subsidiaries.




                                                     PUBLIC SERVICE COMPANY OF OKLAHOMA
                                               STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                                      EQUITY AND COMPREHENSIVE INCOME
                                           For the Nine Months Ended September 30, 2004 and 2003
                                                               (in thousands)
                                                                 (Unaudited)


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
                                                                                                                ---------

        COMPREHENSIVE INCOME
--------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                                 (59)             (59)
   Minimum Pension Liability                                                                        435              435
NET INCOME                                                                    56,708                              56,708
                                                                                                                ---------
TOTAL COMPREHENSIVE INCOME                                                                                        57,084
                                            ---------      ---------        ---------          ---------        ---------

SEPTEMBER 30, 2003                          $157,230       $230,016         $157,475           $(54,097)        $490,624
                                            =========      =========        =========          =========        =========


DECEMBER 31, 2003                           $157,230       $230,016         $139,604           $(43,842)        $483,008

Common Stock Dividends                                                       (26,250)                            (26,250)
Preferred Stock Dividends                                                       (159)                               (159)
Gain on Reacquired Preferred Stock                                                 2                                   2
                                                                                                                ---------
TOTAL                                                                                                            456,601
                                                                                                                ---------

       COMPREHENSIVE INCOME
--------------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
   Cash Flow Hedges                                                                              (2,479)          (2,479)
NET INCOME                                                                    37,368                              37,368
                                                                                                                ---------
TOTAL COMPREHENSIVE INCOME                                                                                        34,889
                                            ---------      ---------        ---------          ---------        ---------

SEPTEMBER 30, 2004                          $157,230       $230,016         $150,565           $(46,321)        $491,490
                                            =========      =========        =========          =========        =========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                                                                BALANCE SHEETS
                                                                    ASSETS
                                                     September 30, 2004 and December 31, 2003
                                                                 (Unaudited)

                                                                                               2004                    2003
                                                                                               ----                    ----
                                                                                                      (in thousands)

                     ELECTRIC UTILITY PLANT
---------------------------------------------------------------
Production                                                                                 $1,070,014              $1,065,408
Transmission                                                                                  455,065                 458,577
Distribution                                                                                1,080,856               1,031,229
General                                                                                       209,774                 203,756
Construction Work in Progress                                                                  42,777                  54,711
                                                                                           -----------             -----------
TOTAL                                                                                       2,858,486               2,813,681
Accumulated Depreciation and Amortization                                                   1,111,748               1,069,216
                                                                                           -----------             -----------
TOTAL - NET                                                                                 1,746,738               1,744,465
                                                                                           -----------             -----------

                 OTHER PROPERTY AND INVESTMENTS
---------------------------------------------------------------
Non-Utility Property, Net                                                                       4,402                   4,631
Other Investments                                                                                   -                   2,320
                                                                                           -----------             -----------
TOTAL                                                                                           4,402                   6,951
                                                                                           -----------             -----------

                       CURRENT ASSETS
---------------------------------------------------------------
Cash and Cash Equivalents                                                                       3,510                   3,738
Other Cash Deposits                                                                                 -                  10,520
Accounts Receivable:
  Customers                                                                                    26,953                  28,515
  Affiliated Companies                                                                         26,674                  19,852
  Miscellaneous                                                                                 1,486                       -
  Allowance for Uncollectible Accounts                                                            (29)                    (37)
Fuel Inventory                                                                                 17,788                  18,331
Materials and Supplies                                                                         38,946                  38,125
Regulatory Asset for Under-recovered Fuel Costs                                                26,044                  24,170
Risk Management Assets                                                                         22,801                  18,586
Margin Deposits                                                                                 1,739                   4,351
Prepayments and Other                                                                           2,073                   2,655
                                                                                           -----------             -----------
TOTAL                                                                                         167,985                 168,806
                                                                                           -----------             -----------

                DEFERRED DEBITS AND OTHER ASSETS
---------------------------------------------------------------
Regulatory Assets:
  Unamortized Loss on Reacquired Debt                                                          15,268                  14,357
  Other                                                                                        17,557                  14,342
Long-term Risk Management Assets                                                               12,838                  10,379
Deferred Charges                                                                               27,245                  18,017
                                                                                           -----------             -----------
TOTAL                                                                                          72,908                  57,095
                                                                                           -----------             -----------

TOTAL ASSETS                                                                               $1,992,033              $1,977,317
                                                                                           ===========             ===========


See Notes to Financial Statements of Registrant Subsidiaries.





                                                     PUBLIC SERVICE COMPANY OF OKLAHOMA
                                                               BALANCE SHEETS
                                                       CAPITALIZATION AND LIABILITIES
                                                   September 30, 2004 and December 31, 2003
                                                                 (Unaudited)

                                                                                                  2004                   2003
                                                                                                  ----                   ----
                                                                                                         (in thousands)

                        CAPITALIZATION
--------------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - $15 Par Value:
    Authorized Shares: 11,000,000
    Issued Shares: 10,482,000
    Outstanding Shares: 9,013,000                                                               $157,230                $157,230
    Paid-in Capital                                                                              230,016                 230,016
    Retained Earnings                                                                            150,565                 139,604
    Accumulated Other Comprehensive Income (Loss)                                                (46,321)                (43,842)
                                                                                              -----------             -----------
Total Common Shareholder's Equity                                                                491,490                 483,008
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                     5,262                   5,267
                                                                                              -----------             -----------
Total Shareholders' Equity                                                                       496,752                 488,275
Long-term Debt                                                                                   446,057                 490,598
                                                                                              -----------             -----------
TOTAL                                                                                            942,809                 978,873
                                                                                              -----------             -----------

                     CURRENT LIABILITIES
--------------------------------------------------------------
Long-term Debt Due Within One Year                                                               100,000                  83,700
Advances from Affiliates                                                                          19,259                  32,864
Accounts Payable:
  General                                                                                         58,650                  48,808
  Affiliated Companies                                                                            41,390                  57,206
Customer Deposits                                                                                 34,476                  26,547
Taxes Accrued                                                                                     54,520                  27,157
Interest Accrued                                                                                   3,633                   3,706
Risk Management Liabilities                                                                       22,619                  11,067
Obligations Under Capital Leases                                                                     478                     452
Other                                                                                             22,250                  35,234
                                                                                              -----------             -----------
TOTAL                                                                                            357,275                 326,741
                                                                                              -----------             -----------

            DEFERRED CREDITS AND OTHER LIABILITIES
--------------------------------------------------------------
Deferred Income Taxes                                                                            346,444                 335,434
Long-Term Risk Management Liabilities                                                              6,585                   3,602
Regulatory Liabilities:
  Asset Removal Costs                                                                            221,057                 214,033
  Deferred Investment Tax Credits                                                                 29,067                  30,411
  SFAS 109 Regulatory Liability, Net                                                              23,112                  24,937
  Other                                                                                           17,254                  15,406
Obligations Under Capital Leases                                                                     597                     558
Deferred Credits and Other                                                                        47,833                  47,322
                                                                                              -----------             -----------
TOTAL                                                                                            691,949                 671,703
                                                                                              -----------             -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $1,992,033              $1,977,317
                                                                                              ===========             ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                                    PUBLIC SERVICE COMPANY OF OKLAHOMA
                                                         STATEMENTS OF CASH FLOWS
                                            For the Nine Months Ended September 30, 2004 and 2003
                                                                (Unaudited)

                                                                                                    2004                   2003
                                                                                                    ----                   ----
                                                                                                          (in thousands)
                 OPERATING ACTIVITIES
-----------------------------------------------------
Net Income                                                                                         $37,368                $56,708
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
   Depreciation and Amortization                                                                    67,097                 64,568
   Deferred Income Taxes                                                                            10,519                  6,536
   Deferred Investment Tax Credits                                                                  (1,343)                (1,343)
   Deferred Property Taxes                                                                          (8,648)                (8,239)
   Mark-to-Market of Risk Management Contracts                                                       4,034                 (9,783)
Changes in Certain Assets and Liabilities:
   Accounts Receivable, Net                                                                         (6,754)                (6,010)
   Fuel, Materials and Supplies                                                                       (278)                 1,353
   Accounts Payable, Net                                                                            (5,974)                 9,463
   Taxes Accrued                                                                                    27,363                 12,342
   Fuel Recovery                                                                                    (1,874)                32,862
Changes in Other Assets                                                                            (12,326)                (7,492)
Changes in Other Liabilities                                                                         4,447                 12,430
                                                                                                  ---------              ---------
Net Cash Flows From Operating Activities                                                           113,631                163,395
                                                                                                  ---------              ---------

                  INVESTING ACTIVITIES
-----------------------------------------------------
Construction Expenditures                                                                          (55,929)               (59,263)
Proceeds from Sale of Property and Other                                                               458                  2,664
Change in Other Cash Deposits, Net                                                                  10,520                 (2,916)
                                                                                                  ---------              ---------
Net Cash Flows Used For Investing Activities                                                       (44,951)               (59,515)
                                                                                                  ---------              ---------

                   FINANCING ACTIVITIES
-----------------------------------------------------
Capital Contributions from Parent                                                                        -                 50,000
Change in Advances to/from Affiliates, Net                                                         (13,605)              (189,558)
Retirement of Long-term Debt                                                                      (112,020)              (100,000)
Issuance of Long-term Debt                                                                          83,129                148,734
Reacquired Preferred Stock                                                                              (3)                     -
Dividends Paid on Common Stock                                                                     (26,250)               (15,000)
Dividends Paid on Cumulative Preferred Stock                                                          (159)                  (159)
                                                                                                  ---------              ---------
Net Cash Flows Used For Financing Activities                                                       (68,908)              (105,983)
                                                                                                  ---------              ---------

Net Decrease in Cash and Cash Equivalents                                                             (228)                (2,103)
Cash and Cash Equivalents at Beginning of Period                                                     3,738                  9,543
                                                                                                  ---------              ---------
Cash and Cash Equivalents at End of Period                                                          $3,510                 $7,440
                                                                                                  =========              =========


SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $24,518,000 and $31,572,000 and for income taxes was $2,387,000 and
$33,658,000 in 2004 and 2003, respectively.

There was a non-cash distribution of $548,000 in preferred shares in AEMT, Inc. to PSO's Parent Company in 2003.

See Notes to Financial Statements of Registrant Subsidiaries.



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

Financing Activities                                                Note 10

                SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

                SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                 ----------------------------------------------

Results of Operations
---------------------

Net Income decreased $2 million for 2004 year-to-date and increased $5 million for the third quarter. The year-to-date decrease is primarily due to the $9 million (net of tax) Cumulative Effect of Accounting Changes recorded in 2003. For the third quarter the increase is primarily due to favorable risk management activities.

Fluctuations occurring in the retail portion of fuel and purchased power expense generally do not impact operating income, as they are offset in revenues and/or operations expense due to the functioning of the fuel adjustment clauses in the states in which we serve.

Third Quarter 2004 Compared to Third Quarter 2003
-------------------------------------------------

Operating Income
----------------

Operating Income increased by $1 million primarily due to:

 o  A $4 million increase in margins from risk management activities.
 o A $1 million increase in the portion of margin the company retains primarily due to increased realization of off-system sales.

The increase in Operating Income was partially offset by:

 o A $3 million increase in Other Operation expenses primarily due to transmission expenses.
 o A $3 million increase in Depreciation and Amortization expenses resulting from the amortization of a regulatory asset for the recovery of fuel related costs in Arkansas and adjustments to excess earnings accruals per the Texas Legislation (see "Texas Restructuring" in Note 4).
 o A $2 million increase in provision for rate refund primarily due to a wholesale fuel refund.

Fuel and Purchased Power
------------------------

For the third quarter of 2004 compared to third quarter 2003, purchased power expenses increased primarily due to an increase in KWH purchases of 35% and a cost per KWH increase of 32%. Fuel expenses decreased 30% due to lower KWH generation of 7% and lower cost per KWH of 14%. As discussed above, these items have no impact on Operating Income.

Other Impacts on Earnings
-------------------------

Interest Charges decreased $4 million as a result of refinancing higher interest rate debt and notes payable to trust with lower interest rate debt and notes payable to trust.

Income Taxes
------------

The effective tax rates for the third quarter of 2004 and 2003 were 32.8% and 36.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments and permanent differences relating to book depletion and Medicare subsidy.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
 September 30, 2003
------------------------------------------------------------------

Operating Income
----------------

Operating Income increased by $1 million primarily due to:
 o An $11 million increase in retail base revenues due to an increased number of customers and their average usage, offset in part by milder weather. Heating and Cooling degree-days decreased 7%.
 o A $9 million refund of capacity payments not recoverable through the fuel clause for prior periods for purchased power.

The increase in Operating Income was partially offset by:

 o A $10 million increase in Other Operation expenses primarily related to a prior year true-up for OATT transmission recorded in 2004 resulting from revised data from ERCOT for the years 2001-2003 offset in part by the sale of emission allowances.
 o An $8 million increase in Depreciation and Amortization expenses primarily due to the amortization of a regulatory asset for the recovery of fuel related costs in Arkansas and adjustments to excess earnings accruals per the Texas Legislation (see "Texas Restructuring" in Note 4).
 o A $7 million increase in Maintenance expenses primarily due to scheduled power plant maintenance, as well as increased overhead line maintenance, partly due to increased storm damage.
 o  A $5 million decrease in margins from risk management activities.
 o A $4 million increase in provision for rate refund primarily due to a wholesale fuel refund.
 o A $3 million increase in Taxes Other Than Income Taxes primarily due to higher property taxes and state and local franchise taxes.
 o A $2 million decrease in the portion of margin the company retains from off-system sales primarily due to decreased realization of off-system sales.

Fuel and Purchased Power
------------------------

For the nine month comparison, purchased power expense decreased primarily due to KWH purchases declining 1%, the cost per KWH declining 2% and decreased capacity purchases. Fuel expense also decreased 19% primarily due to lower KWH generation of 6% and lower cost per KWH of 10%.

Other Impacts on Earnings
-------------------------

Interest Charges decreased $7 million as a result of refinancing higher interest rate debt and notes payable to trust with lower interest rate debt and notes payable to trust.

Minority Interest loss of $2 million is a result of consolidating Sabine Mining Company (Sabine) effective July 1, 2003, due to implementation of FIN 46. We now record the depreciation, interest and other operating expenses of Sabine and eliminate Sabine's revenues against our fuel expenses. While there was no effect to net income as a result of consolidation, some individual income statement lines were affected.

The Cumulative Effect of Accounting Changes is due to a one-time after-tax impact of adopting SFAS 143 and EITF 02-3 in 2003.

Income Taxes
------------

The effective tax rates for the first nine months of 2004 and 2003 were 31.4% and 35.0%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to federal income tax return adjustments and permanent differences relating to book depletion and Medicare subsidy.

Financial Condition
-------------------

Credit Ratings
--------------

The rating agencies currently have us on stable outlook. Current ratings are as follows:

                                            Moody's       S&P         Fitch
                                            -------       ---         -----
         First Mortgage Bonds                 A3           A-           A
         Senior Unsecured Debt               Baa1         BBB           A-

In July 2004, Standard and Poor's upgraded the credit rating of the First Mortgage Bonds from BBB to A- due to a change in rating methodology. The principal amount of First Mortgage Bonds currently outstanding is $96 million.

Cash Flow
---------

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

                                                            2004         2003
                                                            ----         ----

  Cash and cash equivalents at beginning of period         $5,676           $-
                                                         ---------    ---------
  Cash flows from (used for):
    Operating activities                                  214,943      209,157
    Investing activities                                  (63,557)     (81,126)
    Financing activities                                 (153,738)    (117,234)
                                                         ---------    ---------
  Net increase (decrease) in cash and cash equivalents     (2,352)      10,797
                                                         ---------    ---------
  Cash and cash equivalents at end of period               $3,324      $10,797
                                                         =========    =========


Operating Activities
--------------------

Cash Flows From Operating Activities were $215 million primarily due to Net Income, Fuel, Materials and Supplies, Fuel Recovery and Taxes Accrued offset in part by Accounts Receivable, Net, Accounts Payable and Other Assets and Liabilities.

Investing Activities
--------------------

Cash Flows Used for Investing Activities were primarily for construction projects for improved transmission and distribution service reliability. For the remainder of 2004, we expect our Construction Expenditures to be approximately $34 million.

Financing Activities
--------------------

Cash Flows Used For Financing Activities were for retiring higher interest rate long-term debt with lower interest rate long-term debt and advances from affiliates.

Financing Activity
------------------

Long-term debt issuances and retirements during the first nine months of 2004 were:

  Issuances
  ---------
                                         Principal         Interest       Due
    Type of Debt                           Amount            Rate         Date
    ------------                         ---------         --------       ----
                                       (in thousands)        (%)

    Installment Purchase Contracts         $53,500         Variable       2019
    Installment Purchase Contracts          41,135         Variable       2011
    Notes Payable - Affiliates              50,000           4.45         2010

  Retirements
  -----------
                                          Principal         Interest      Due
    Type of Debt                            Amount            Rate        Date
    ------------                          ---------         --------      ----
                                       (in thousands)         (%)

    Installment Purchase Contracts         $53,500            7.60        2019
    Installment Purchase Contracts          12,290            6.90        2004
    Installment Purchase Contracts          12,170            6.00        2008
    Installment Purchase Contracts          17,125            8.20        2011
    First Mortgage Bonds                    80,000            6.875       2025
    First Mortgage Bonds                    40,000            7.75        2004
    Notes Payable                            5,122            4.47        2011
    Notes Payable                            2,250          Variable      2008

Significant Factors
-------------------

See the "Registrant Subsidiaries' Combined Management's Discussion and Analysis" section for additional discussion of factors relevant to us.

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

                                                 MTM Risk Management Contract Net Assets
                                                  Nine Months Ended September 30, 2004
                                                             (in thousands)

        Total MTM Risk Management Contract Net Assets at December 31, 2003                                               $16,606
        (Gain) Loss from Contracts Realized/Settled During the Period (a)                                                 (4,354)
        Fair Value of New Contracts When Entered Into During the Period (b)                                                    -
        Net Option Premiums Paid/(Received) (c)                                                                             (177)
        Change in Fair Value Due to Valuation Methodology Changes (d)                                                         62
        Changes in Fair Value of Risk Management Contracts (e)                                                             1,703
        Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (f)                       (1,946)
                                                                                                                         --------
        Total MTM Risk Management Contract Net Assets                                                                     11,894
        Net Cash Flow Hedge Contracts (g)                                                                                 (6,621)
                                                                                                                         --------
        Total MTM Risk Management Contract Net Assets at September 30, 2004                                               $5,273
                                                                                                                         ========

         (a) "(Gain) Loss from Contracts Realized/Settled During the Period" includes realized risk management contracts and related derivatives that settled during 2004 that were entered into prior to 2004.
         (b) The "Fair Value of New Contracts When Entered Into During the
             Period" represents the fair value of long- term contracts entered into with customers during 2004. The fair value is calculated as of the execution of the contract. Most of the fair value comes from longer term fixed price contracts with customers that seek to limit their risk against fluctuating energy prices. The contract prices are valued against market curves associated with the delivery location.
         (c) "Net Option Premiums Paid/(Received)" reflects the net option premiums paid/(received) as they relate to unexercised and unexpired option contracts that were entered into in 2004.
         (d) "Change in Fair Value Due to Valuation Methodology Changes" represents the impact of AEP changes in methodology in regards to credit reserves on forward contracts.
         (e) "Changes in Fair Value of Risk Management Contracts" represents the fair value change in the risk management portfolio due to market fluctuations during the current period. Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
         (f) "Changes in Fair Value of Risk Management Contracts Allocated to
             Regulated Jurisdictions" relates to the net gains (losses) of those contracts that are not reflected in the Consolidated Statements of Income. These net gains (losses) are recorded as regulatory liabilities/assets for those subsidiaries that operate in regulated jurisdictions.
         (g) "Net Cash Flow Hedge Contracts" (pre-tax) are discussed below in
             Accumulated Other Comprehensive Income (Loss).



                                  Reconciliation of MTM Risk Management Contracts to
                                             Consolidated Balance Sheets
                                               As of September 30, 2004


                                                MTM Risk
                                                Management        Cash Flow
                                               Contracts (a)        Hedges        Consolidated (b)
                                               -------------      ---------       ----------------
                                                                (in thousands)

        Current Assets                            $26,708             $348            $27,056
        Non Current Assets                         15,128              106             15,234
                                                  --------         --------           --------
        Total MTM Derivative Contract
         Assets                                    41,836              454             42,290
                                                  --------         --------           --------

        Current Liabilities                       (22,851)          (6,071)           (28,922)
        Non Current Liabilities                    (7,091)          (1,004)            (8,095)
                                                  --------         --------           --------
        Total MTM Derivative Contract
         Liabilities                              (29,942)          (7,075)           (37,017)
                                                  --------         --------           --------

        Total MTM Derivative Contract Net
         Assets (Liabilities)                     $11,894          $(6,621)            $5,273
                                                  ========         ========           ========

        (a)  Does not include Cash Flow Hedges.
        (b) Represents amount of total MTM derivative contracts recorded within Risk Management Assets, Long-term Risk Management Assets,
             Risk Management Liabilities and Long-term Risk Management
             Liabilities on our Consolidated Balance Sheets.


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

                                               Maturity and Source of Fair Value of MTM
                                                 Risk Management Contract Net Assets
                                          Fair Value of Contracts as of September 30, 2004

                                                Remainder                                                      After
                                                   2004       2005        2006         2007         2008      2008 (c)   Total (d)
                                                   ----       ----        ----         ----         ----      --------   ---------
                                                                                    (in thousands)
Prices Actively Quoted - Exchange
 Traded Contracts                                $1,116     $(3,340)       $14       $1,058           $-          $-     $(1,152)
Prices Provided by Other External
 Sources - OTC Broker Quotes (a)                 (2,265)      7,791        696            -            -           -       6,222
Prices Based on Models and Other
 Valuation Methods (b)                                2       1,610        336          (89)       1,214       3,751       6,824
                                                --------    --------    -------      -------      -------     -------    --------

Total                                           $(1,147)     $6,061     $1,046         $969       $1,214      $3,751     $11,894
                                                ========    ========    =======      =======      =======     =======    ========



"Prices Provided by Other External Sources - OTC Broker Quotes" reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
 (a)  "Prices Based on Models and Other Valuation Methods" is in absence of pricing information from external sources.  Modeled information is derived using valuation models developed by the reporting entity, reflecting when appropriate, option pricing theory, discounted cash flow concepts, valuation adjustments, etc. and may require projection of prices for underlying commodities beyond the period that prices are available from third-party sources. In addition, where external pricing information or market liquidity are limited, such valuations are classified as modeled.
      The determination of the point at which a market is no longer liquid for placing it in the modeled category varies by market.
 (b)  There  is  mark-to-market  value in excess of 10  percent  of our total mark-to-market  value in  individual  periods  beyond  2008.  $1.5 million of this mark-to-market value is in 2009.
 (c)  Amounts exclude Cash Flow Hedges.


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


                           Total Accumulated Other Comprehensive Income (Loss) Activity
                                      Nine Months Ended September 30, 2004

                                                        Power           Interest Rate       Consolidated
                                                        -----           -------------       ------------
                                                                        (in thousands)
    Beginning Balance December 31, 2003                   $184                  $-               $184
    Changes in Fair Value (a)                           (1,735)                  -             (1,735)
    Reclassifications from AOCI to Net
     Income (b)                                           (323)             (2,006)            (2,329)
                                                       --------            --------           --------
    Ending Balance September 30, 2004                  $(1,874)            $(2,006)           $(3,880)
                                                       ========            ========           ========



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

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $1,519 thousand loss.


Credit Risk
-----------

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts
---------------------------------------------

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

                         Nine Months Ended                                                      Twelve Months Ended
                         September 30, 2004                                                      December 31, 2003
             --------------------------------------                                    -------------------------------------
                          (in thousands)                                                           (in thousands)
             End        High       Average      Low                                    End        High       Average    Low
             ---        ----       -------      ---                                    ---        ----       -------    ---
             $156       $865        $402        $140                                   $304       $1,182      $495      $118


VaR Associated with Debt Outstanding
------------------------------------

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $50 million and $57 million at September 30, 2004 and December 31, 2003, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period, therefore a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.



                                               SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                       For the Three and Nine Months Ended September 30, 2004 and 2003
                                                                (Unaudited)

                                                                             Three Months Ended              Nine Months Ended
                                                                            --------------------            -------------------
                                                                            2004            2003            2004           2003
                                                                            ----            ----            ----           ----
                                                                                               (in thousands)
                  OPERATING REVENUES
--------------------------------------------------
Electric Generation, Transmission and Distribution                         $315,482       $347,672        $780,661       $835,193
Sales to AEP Affiliates                                                      14,888         13,950          54,597         63,013
                                                                           ---------      ---------       ---------      ---------
TOTAL                                                                       330,370        361,622         835,258        898,206
                                                                           ---------      ---------       ---------      ---------

                  OPERATING EXPENSES
--------------------------------------------------
Fuel for Electric Generation                                                109,468        155,853         292,536        360,471
Purchased Electricity for Resale                                             18,958          6,567          20,884         29,499
Purchased Electricity from AEP Affiliates                                     6,685         10,055          21,105         35,706
Other Operation                                                              45,628         43,091         140,168        129,702
Maintenance                                                                  15,350         15,959          55,009         47,707
Depreciation and Amortization                                                33,676         30,381          96,940         89,284
Taxes Other Than Income Taxes                                                16,544         16,517          48,259         45,558
Income Taxes                                                                 23,443         23,970          38,013         39,418
                                                                           ---------      ---------       ---------      ---------
TOTAL                                                                       269,752        302,393         712,914        777,345
                                                                           ---------      ---------       ---------      ---------

OPERATING INCOME                                                             60,618         59,229         122,344        120,861

Nonoperating Income                                                             704          1,364           2,899          2,711
Nonoperating Expenses                                                           669            577           2,735          1,453
Nonoperating Income Tax Expense (Credit)                                       (398)            18          (1,295)           (37)
Interest Charges                                                             12,944         16,981          41,034         48,058
Minority Interest                                                              (898)          (836)         (2,592)          (836)
                                                                           ---------      ---------       ---------      ---------

Income Before Cumulative Effect of Accounting Changes                        47,209         42,181          80,177         73,262
Cumulative Effect of Accounting Changes (Net of Tax)                              -              -               -          8,517
                                                                           ---------      ---------       ---------      ---------

NET INCOME                                                                   47,209         42,181          80,177         81,779

Preferred Stock Dividend Requirements                                            57             57             172            172
                                                                           ---------      ---------       ---------      ---------

EARNINGS APPLICABLE TO COMMON STOCK                                         $47,152        $42,124         $80,005        $81,607
                                                                           =========      =========       =========      =========



The common stock of SWEPCo is owned by a wholly-owned subsidiary of AEP.

See Notes to Financial Statements of Registrant Subsidiaries.




                                              SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                                         CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S
                                                      EQUITY AND COMPREHENSIVE INCOME
                                           For the Nine Months Ended September 30, 2004 and 2003
                                                             (in thousands)
                                                               (Unaudited)


                                                                                          Accumulated Other
                                             Common         Paid-in         Retained        Comprehensive
                                             Stock          Capital         Earnings        Income (Loss)          Total
                                             ------         -------         ---------      -----------------       -----
DECEMBER 31, 2002                          $135,660        $245,003         $334,789           $(53,683)         $661,769

Common Stock Dividends                                                       (54,596)                             (54,596)
Preferred Stock Dividends                                                       (172)                                (172)
                                                                                                                 ---------
TOTAL                                                                                                             607,001
                                                                                                                 ---------
       COMPREHENSIVE INCOME
----------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
  Cash Flow Hedges                                                                                  510               510
NET INCOME                                                                    81,779                               81,779
                                                                                                                 ---------
TOTAL COMPREHENSIVE INCOME                                                                                         82,289
                                           ---------       ---------        ---------          ----------        ---------

SEPTEMBER 30, 2003                         $135,660        $245,003         $361,800           $(53,173)         $689,290
                                           =========       =========        =========          ==========        =========


DECEMBER 31, 2003                          $135,660        $245,003         $359,907           $(43,910)         $696,660

Common Stock Dividends                                                       (45,000)                             (45,000)
Preferred Stock Dividends                                                       (172)                                (172)
                                                                                                                 ---------
TOTAL                                                                                                             651,488
                                                                                                                 ---------

        COMPREHENSIVE INCOME
----------------------------------
Other Comprehensive Income (Loss),
 Net of Taxes:
  Cash Flow Hedges                                                                               (4,064)           (4,064)
  Minimum Pension Liability                                                                      23,066            23,066
NET INCOME                                                                    80,177                               80,177
                                                                                                                 ---------
TOTAL COMPREHENSIVE INCOME                                                                                         99,179
                                           ---------       ---------        ---------          ----------        ---------

SEPTEMBER 30, 2004                         $135,660        $245,003         $394,912           $(24,908)         $750,667
                                           =========       =========        =========          ==========        =========

See Notes to Financial Statements of Registrant Subsidiaries.




                                          SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                                                   CONSOLIDATED BALANCE SHEETS
                                                             ASSETS
                                              September 30, 2004 and December 31, 2003
                                                          (Unaudited)

                                                                                                 2004                   2003
                                                                                                 ----                   ----
                                                                                                        (in thousands)

                  ELECTRIC UTILITY PLANT
-----------------------------------------------------------
Production                                                                                      $1,660,575            $1,622,498
Transmission                                                                                       631,169               615,158
Distribution                                                                                     1,110,441             1,078,368
General                                                                                            443,001               423,427
Construction Work in Progress                                                                       33,651                60,009
                                                                                                -----------           -----------
TOTAL                                                                                            3,878,837             3,799,460
Accumulated Depreciation and Amortization                                                        1,700,023             1,617,846
                                                                                                -----------           -----------
TOTAL - NET                                                                                      2,178,814             2,181,614
                                                                                                -----------           -----------

               OTHER PROPERTY AND INVESTMENTS
-----------------------------------------------------------
Non-Utility Property, Net                                                                            4,050                 3,808
Other Investments                                                                                    4,675                 4,710
                                                                                                -----------           -----------
TOTAL                                                                                                8,725                 8,518
                                                                                                -----------           -----------

                     CURRENT ASSETS
-----------------------------------------------------------
Cash and Cash Equivalents                                                                            3,324                 5,676
Other Cash Deposits                                                                                  5,243                 6,048
Advances to Affiliates                                                                              95,026                66,476
Accounts Receivable:
  Customers                                                                                         39,881                41,474
  Affiliated Companies                                                                              19,112                10,394
  Miscellaneous                                                                                      7,849                 4,682
  Allowance for Uncollectible Accounts                                                              (2,573)               (2,093)
Fuel Inventory                                                                                      48,242                63,881
Materials and Supplies                                                                              34,928                33,775
Regulatory Asset for Under-recovered Fuel Costs                                                      3,778                11,394
Risk Management Assets                                                                              27,056                19,715
Margin Deposits                                                                                      2,063                 5,123
Prepayments and Other                                                                               19,197                19,078
                                                                                                -----------           -----------
TOTAL                                                                                              303,126               285,623
                                                                                                -----------           -----------

              DEFERRED DEBITS AND OTHER ASSETS
-----------------------------------------------------------
Regulatory Assets:
  SFAS 109 Regulatory Asset, Net                                                                     6,475                 3,235
  Unamortized Loss on Reacquired Debt                                                               21,463                19,331
  Minimum Pension Liability                                                                         35,487                     -
  Other                                                                                             18,638                15,859
Long-term Risk Management Assets                                                                    15,234                12,178
Deferred Charges                                                                                    61,081                55,605
                                                                                                -----------           -----------
TOTAL                                                                                              158,378               106,208
                                                                                                -----------           -----------

TOTAL ASSETS                                                                                    $2,649,043            $2,581,963
                                                                                                ===========           ===========


See Notes to Financial Statements of Registrant Subsidiaries.




                                           SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                    CAPITALIZATION AND LIABILITIES
                                                September 30, 2004 and December 31, 2003
                                                              (Unaudited)

                                                                                                2004                  2003
                                                                                                ----                  ----
                                                                                                       (in thousands)
                       CAPITALIZATION
--------------------------------------------------------------
Common Shareholder's Equity:
  Common Stock - $18 Par Value:
     Authorized - 7,600,000 Shares
     Outstanding - 7,536,640 Shares                                                             $135,660              $135,660
     Paid-in Capital                                                                             245,003               245,003
     Retained Earnings                                                                           394,912               359,907
     Accumulated Other Comprehensive Income (Loss)                                               (24,908)              (43,910)
                                                                                              -----------           -----------
Total Common Shareholder's Equity                                                                750,667               696,660
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                     4,700                 4,700
                                                                                              -----------           -----------
Total Shareholders' Equity                                                                       755,367               701,360
Long-term Debt:
  Nonaffiliated                                                                                  547,160               741,594
  Affiliated                                                                                      50,000                     -
                                                                                              -----------           -----------
Total Long-term Debt                                                                             597,160               741,594
                                                                                              -----------           -----------
TOTAL                                                                                          1,352,527             1,442,954
                                                                                              -----------           -----------

Minority Interest                                                                                  1,043                 1,367
                                                                                              -----------           -----------

                        CURRENT LIABILITIES
--------------------------------------------------------------
Long-term Debt Due Within One Year                                                               209,974               142,714
Accounts Payable:
  General                                                                                         27,336                37,646
  Affiliated Companies                                                                            25,061                35,138
Customer Deposits                                                                                 32,133                24,260
Taxes Accrued                                                                                     92,231                28,691
Interest Accrued                                                                                  11,967                16,852
Risk Management Liabilities                                                                       28,922                11,361
Obligations Under Capital Leases                                                                   3,695                 3,159
Regulatory Liability for Over-recovered Fuel                                                       8,866                 4,178
Other                                                                                             36,060                53,753
                                                                                              -----------           -----------
TOTAL                                                                                            476,245               357,752
                                                                                              -----------           -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
--------------------------------------------------------------
Deferred Income Taxes                                                                            355,368               349,064
Long-term Risk Management Liabilities                                                              8,095                 4,667
Reclamation Reserve                                                                                7,740                16,512
Regulatory Liabilities:
  Asset Removal Costs                                                                            248,686               236,409
  Deferred Investment Tax Credits                                                                 36,620                39,864
  Excess Earnings                                                                                  3,167                 2,600
  Other                                                                                           17,868                18,779
Asset Retirement Obligations                                                                      27,043                 8,429
Obligations Under Capital Leases                                                                  31,302                18,383
Deferred Credits and Other                                                                        83,339                85,183
                                                                                              -----------           -----------
TOTAL                                                                                            819,228               779,890
                                                                                              -----------           -----------

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES                                                          $2,649,043            $2,581,963
                                                                                              ===========           ===========


See Notes to Financial Statements of Registrant Subsidiaries.



                                          SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Nine Months Ended September 30, 2004 and 2003
                                                            (Unaudited)

                                                                                             2004                  2003
                                                                                             ----                  ----
                                                                                                   (in thousands)
                  OPERATING ACTIVITIES
-----------------------------------------------------
Net Income                                                                                  $80,177               $81,779
Adjustments to Reconcile Net Income to Net Cash Flows
 From Operating Activities:
    Cumulative Effect of Accounting Changes                                                       -                (8,517)
    Depreciation and Amortization                                                            96,940                89,284
    Deferred Income Taxes                                                                    (7,303)                  421
    Deferred Investment Tax Credits                                                          (3,244)               (3,245)
    Deferred Property Taxes                                                                  (9,687)               (9,315)
    Mark-to-Market of Risk Management Contracts                                               4,712               (11,497)
Changes in Certain Assets and Liabilities:
    Accounts Receivable, Net                                                                 (9,812)               (8,862)
    Fuel, Materials and Supplies                                                             14,486                10,095
    Accounts Payable                                                                        (20,387)              (18,773)
    Taxes Accrued                                                                            63,540                42,396
    Fuel Recovery                                                                            12,304               (13,750)
Change in Other Assets                                                                       (4,163)               (1,901)
Change in Other Liabilities                                                                  (2,620)                61,042
                                                                                           ---------             ---------
Net Cash Flows From Operating Activities                                                    214,943               209,157
                                                                                           ---------             ---------

                   INVESTING ACTIVITIES
-----------------------------------------------------
Construction Expenditures                                                                   (68,238)              (86,488)
Proceeds from Sale of Assets and Other                                                        3,876                 9,085
Change in Other Cash Deposits, Net                                                              805                (3,723)
                                                                                           ---------             ---------
Net Cash Flows Used For Investing Activities                                                (63,557)              (81,126)
                                                                                           ---------             ---------

                   FINANCING ACTIVITIES
-----------------------------------------------------
Issuance of Long-term Debt                                                                   92,441               143,041
Issuance of Long-term Debt - Affiliated                                                      50,000                     -
Retirement of Long-term Debt                                                               (222,457)              (58,478)
Change in Advances to/from Affiliates, Net                                                  (28,550)             (147,029)
Dividends Paid on Common Stock                                                              (45,000)              (54,596)
Dividends Paid on Cumulative Preferred Stock                                                   (172)                 (172)
                                                                                           ---------             ---------
Net Cash Flows Used For Financing Activities                                               (153,738)             (117,234)
                                                                                           ---------             ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                         (2,352)               10,797
Cash and Cash Equivalents at Beginning of Period                                              5,676                     -
                                                                                           ---------             ---------
Cash and Cash Equivalents at End of Period                                                   $3,324               $10,797
                                                                                           =========             =========


SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $40,136,000 and $45,211,000 and for income taxes was $11,326,000 and
$26,166,000 in 2004 and 2003, respectively. Noncash acquisitions under capital leases were $14,226,000 in 2004. There were no noncash capital lease acquisitions in 2003.

See Notes to Financial Statements of Registrant Subsidiaries.


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

                                        September 30,       December 31,
   Components                               2004                2003
   -----------                              ----                ----
                                                 (in thousands)
   Cash Flow Hedges:
   -----------------

           APCo                          $(15,935)            $(1,569)
           CSPCo                           (2,115)                202
           I&M                             (8,543)                222
           KPCo                              (585)                420
           OPCo                            (3,483)               (103)
           PSO                             (2,323)                156
           SWEPCo                          (3,880)                184
           TCC                             (6,958)             (1,828)
           TNC                             (2,421)               (601)

   Minimum Pension Liability:
   --------------------------

           APCo                          $(50,519)           $(50,519)
           CSPCo                          (46,529)            (46,529)
           I&M                            (25,328)            (25,328)
           KPCo                            (6,633)             (6,633)
           OPCo                           (52,646)            (48,704)
           PSO                            (43,998)            (43,998)
           SWEPCo                         (21,028)            (44,094)
           TCC                            (63,515)            (60,044)
           TNC                            (26,117)            (26,117)

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

The following is a reconciliation of beginning and ending aggregate carrying amounts of asset retirement obligations by registrant subsidiary following the adoption of SFAS 143:


                          Balance At                                                                Balance at
                          January 1,                           Liabilities         Liabilities     September 30,
                            2004            Accretion           Incurred            Settled            2004
                          ----------         ---------         -----------         -----------     -------------

AEGCo (a)                   $1.1               $0.1                 $-                  $-              $1.2
APCo (a)                    21.7                1.3                  -                (0.4)             22.6
CSPCo (a)                    8.7                0.6                  -                   -               9.3
I&M (b)                    553.2               29.6                  -                   -             582.8
OPCo (a)                    42.7                2.5                  -                   -              45.2
SWEPCo (c)                   8.4                0.9               17.7                   -              27.0
TCC (d)                    218.8               12.4                  -                   -             231.2

 (a)  Consists of asset retirement obligations related to ash ponds.
 (b)  Consists of asset retirement obligations related to ash ponds
      ($1.2 million at September 30, 2004) and nuclear decommissioning costs for the Cook Plant ($581.6 million at September 30, 2004).
 (c)  Consists of asset retirement obligations related to Sabine
      Mining and Dolet Hills.
 (d) Consists of asset retirement obligations related to nuclear decommissioning costs for STP included in Liabilities Held for Sale - Texas Generation Plants on TCC's Consolidated
      Balance Sheets.

Accretion expense is included in Other Operation expense in the respective income statements of the individual subsidiary registrants.

As of September 30, 2004 and December 31 2003, the fair value of assets that are legally restricted for purposes of settling the nuclear decommissioning liabilities totaled $902 million ($768 million for I&M and $134 million for TCC) and $845 million ($720 million for I&M and $125 million for TCC), respectively, recorded in Nuclear Decommissioning and Spent Nuclear Fuel Disposal Trust Funds on I&M's Consolidated Balance Sheets and in Assets Held for Sale - Texas Generation Plants on TCC's Consolidated Balance Sheets.

Reclassification
----------------

Certain prior period financial statement items have been reclassified to conform to current period presentation. Such reclassifications had no impact on previously reported Net Income (Loss).

2.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

FIN 46 (revised December 2003)"Consolidation of Variable Interest
 Entities" FIN 46R
-----------------------------------------------------------------

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

FASB Staff  Position  No. FAS  106-2,  Accounting  and  Disclosure
 Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003
------------------------------------------------------------------------

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

Under FSP FAS 106-2, the current portion of the Medicare subsidy for employers who qualify for the tax-free subsidy is a reduction of ongoing FAS 106 cost, while the retroactive portion is an actuarial gain to be amortized over the average remaining service period of active employees, to the extent that the gain exceeds FAS 106's 10 percent corridor. The Medicare subsidy reduced the FAS 106 accumulated postretirement benefit obligation (APBO) related to benefits attributed to past service by $202 million. The tax-free subsidy reduced AEP's 2004 year-to-date net periodic postretirement benefit cost, after adjustment to capitalization of employee benefits costs as of a cost of construction, by a total of $20 million.

The following table provides the reduction in the net periodic postretirement benefit cost for the nine months ended September 30, 2004 for the AEP registrant subsidiaries:

                                      Postretirement Benefit
                                          Cost Reduction
                                      ----------------------
                                          (in thousands)

APCo                                          $3,146
CSPCo                                          1,575
I&M                                            2,267
KPCo                                             466
OPCo                                           2,697
PSO                                            1,041
SWEPCo                                         1,076
TCC                                            1,251
TNC                                              528

Future Accounting Changes
-------------------------

The FASB's standard-setting process is ongoing and until new standards have been finalized and issued by FASB, we cannot determine the impact on the reporting of our operations that may result from any such future changes. The FASB is currently working on several projects including discontinued operations, business combinations, liabilities and equity, revenue recognition, accounting for share-based compensation, pension plans, asset retirement obligations, earnings per share calculations, fair value measurements, accounting changes and related tax impacts. We also expect to see more FASB projects as a result of their desire to converge International Accounting Standards with those generally accepted in the United States of America. The ultimate pronouncements resulting from these and future projects could have an impact on our future results of operations and financial position.

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

In March 2003, the ALJ in this proceeding filed a Proposal for Decision
(PFD) with a recommendation that TNC's under-recovered retail fuel balance be reduced. In March 2003, TNC established a provision for probable disallowance of $13 million based on the recommendations in the PFD. In May 2003, the PUCT reversed the ALJ on certain matters and remanded TNC's final fuel reconciliation to the ALJ to consider two issues: (1) the sharing of off-system sales margins from AEP's trading activities with customers for five years per the PUCT's interpretation of the Texas AEP/CSW merger settlement and (2) the inclusion of January 2002 fuel factor revenues and associated costs in the determination of the under-recovery. The PUCT proposed that the sharing of off-system sales margins for periods beyond the termination of the fuel factor should be recognized in the final fuel reconciliation proceeding. This would result in the sharing of margins for an additional three and one-half years after the end of the Texas ERCOT fuel factor. While management believes that the Texas merger settlement only provided for sharing of margins during the period fuel and generation costs were regulated by the PUCT, an additional provision of $10 million was recorded in December 2003.

In December 2003, the ALJ issued a PFD in the remand phase of the TNC fuel reconciliation recommending additional disallowances for the two remand issues. TNC filed responses to the PFD, and the PUCT announced a final ruling in the fuel reconciliation proceeding in January 2004 accepting the PFD. TNC received a written order in March 2004 and increased its provision by $1.5 million. In March 2004, various parties, including TNC, requested a rehearing of the PUCT's ruling. In May 2004, the PUCT reversed its position on the inclusion of MTM amounts in the allocation of system sales margins and remanded the case to the ALJ. As a result, TNC recorded an additional provision of $12 million in the second quarter of 2004 resulting in a provision for an over-recovery balance of approximately $7 million.

On July 2, 2004, the parties to the MTM remand proceeding filed a "Stipulation of Fact" in which all parties agreed to the quantification of the remanded issue. With the amounts included in the "Stipulation of Fact," the over-recovery balance would be $4 million. On October 13, 2004 the PUCT approved an order which included the amounts contained in the "Stipulation of Fact." The PUCT issued an order in the fuel reconciliation which reflected the "Stipulation of Fact" in October 2004. TNC will seek rehearing of the PUCT's order regarding issues other than the issue covered by the stipulation. TNC may appeal to the Texas District Court the PUCT's decision once all motions for rehearing have been adjudicated. Management expects to adjust its provision to an over-recovery balance of $4 million when it receives a final order in the fourth quarter 2004. Although management believes it has adequately provided for probable disallowances, a final order from the PUCT disallowing amounts in excess of the established provision could have a material adverse impact on TNC's future results of operations and cash flows.

In February 2002, TNC received a final order from the PUCT in a previous fuel reconciliation covering the period July 1997 through June 2000 and reflected the order in its financial statements. This final order was appealed to the Travis County District Court. In May 2003, the District Court upheld the PUCT's final order. That order was appealed by certain cities (the Cities) to the Third Court of Appeals. The Third Court of Appeals issued a ruling on September 23, 2004 upholding the District Court and the PUCT's final order. It is unknown at this time if the Cities will appeal to the Texas Supreme Court or if the court will hear the issue if they do.

TCC Fuel Reconciliation  - Affecting  TCC
-----------------------------------------

In 2002, TCC filed its final fuel reconciliation with the PUCT to reconcile fuel costs to be included in its deferred over-recovery balance in the True-up Proceeding. This reconciliation covers the period from July 1998 through December 2001.

Based on the PUCT ruling in the TNC proceeding related to similar issues, TCC established a provision for probable adverse rulings of $81 million during 2003. On February 3, 2004, the ALJ issued a PFD in the TCC case recommending that the PUCT disallow $140 million in eligible fuel costs including some new items not considered in the TNC case, and other items considered but not disallowed in the TNC ruling. Based on an analysis of the ALJ's recommendations and the initial final order in the TNC fuel reconciliation, TCC established an additional provision of $13 million during the first quarter of 2004. In May 2004, the PUCT accepted most of the ALJ's recommendations in the TCC case, however, the PUCT rejected the ALJ's recommendation to impute capacity to certain energy-only purchased power contracts and remanded the issue to the ALJ to determine if any energy-only purchased power contracts during the reconciliation period include a capacity component that is not recoverable in fuel revenues. In testimony filed in the remand proceeding, TCC has asserted that its energy-only purchased power contracts do not include any capacity component. Intervenors, including the Office of Public Utility Counsel, have filed testimony recommending that $15 million to $30 million of TCC's purchased power costs reflect capacity costs which are not recoverable in the fuel reconciliations. Hearings were held in October 2004 on this remand issue. As a result of the PUCT's acceptance of most of the ALJ's recommendations in TCC's case and the PUCT's remand decision in the TNC case regarding the inclusion of MTM amounts in the allocation of AEP's net system sales margins, TCC increased its provision by $47 million in the second quarter of 2004. The over-recovery balance and the provisions for probable disallowances totaled $210 million including interest at September 30, 2004.

At this time, management is unable to predict the outcome of this proceeding. Management believes it has provided for all probable to-date disallowances pending receipt of a final order. A final order has not yet been issued in TCC's final fuel reconciliation. Management will continue to challenge adverse decisions vigorously, including appeals if necessary. An order from the PUCT, disallowing amounts in excess of the established provision, couldhave a material adverse effect on TCC's future results of operations and cash flows. Additional information regarding the True-up Proceeding for TCC can be found in Note 4 "Customer Choice and Industry Restructuring."


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

Virginia Fuel Factor Filing - Affecting APCo
--------------------------------------------

On October 29, 2004 APCo filed with the Virginia SCC to increase its fuel factor effective January 1, 2005. The requested factor is estimated to increase revenues by approximately $19 million on an annual basis. This increase reflects a continuing rise in the projected cost of coal in 2005. This fuel factor adjustment will increase cash flows without impacting results of operations as any over-recovery or under-recovery of fuel costs would be deferred as a regulatory liability or a regulatory asset.

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

In February 2004, eight intervening parties and the PUCT Staff filed testimony recommending reductions to TCC's requested $67 million rate increase. The recommendations ranged from a decrease in existing rates of approximately $100 million to an increase in TCC's current rates of approximately $27 million. Hearings were held in March 2004. In May
2004, TCC agreed to a non-unanimous settlement on cost of capital including capital structure and return on equity with all but two parties in the proceeding. TCC agreed that the return on equity should be established at 10.125% based upon a capital structure with 40% equity resulting in a weighted cost of capital of 7.475%. The settlement and other agreed adjustments reduced TCC's rate request from $67 million to $41 million. The ALJs that heard the case issued their recommendations on July 2, 2004, including a recommendation to approve the cost of capital settlement. The ALJs recommended that an issue related to the allocation of consolidated tax savings to the transmission and distribution utility be remanded for additional evidence. On July 15, 2004, the PUCT remanded this issue to the ALJs. On August 19, 2004, in a separate ruling the PUCT remanded six other issues to the ALJs requesting revisions to clarify and further support the recommendations in the PFD. In addition, the PUCT ordered TCC to calculate its revenue requirements based upon the recommendations of the ALJs. On July 21, 2004, TCC filed its revenue requirements based upon the recommendations of the ALJs. According to TCC's calculations, the ALJs' recommendations reduce TCC's existing rates by somewhere between $33 million and $43 million depending on the final resolution of the amount of consolidated tax savings. Hearings were held on the consolidated tax savings remand issue in September. The PUCT is expected to issue its decision by the end of 2004. Management is unable to predict the ultimate effect of this proceeding on TCC's rates, revenues, results of operations, cash flows and financial condition.

On September 2, 2004, a group of intervenors, with subsequent support of the PUCT Staff, filed a request that a $30 million temporary, or interim, rate reduction be ordered subject to refund or surcharge. On September 24, 2004 the PUCT issued an order denying the motion for reduced temporary rates.

Louisiana Compliance Filing -  Affecting SWEPCo
-----------------------------------------------

In October 2002, SWEPCo filed with the Louisiana Public Service Commission (LPSC) detailed financial information typically utilized in a revenue requirement filing, including a jurisdictional cost of service. This filing was required by the LPSC as a result of its order approving the merger between AEP and CSW. The LPSC's merger order also provides that SWEPCo's base rates are capped at the present level through mid-2005. In April 2004, SWEPCo filed updated financial information with a test year ending December 31, 2003 as required by the LPSC. Both filings indicated that SWEPCo's current rates should not be reduced. Subsequently, direct testimony was filed on behalf of the LPSC recommending a $15.4 million reduction in SWEPCo's Louisiana jurisdictional base rates. SWEPCo's rebuttal testimony is due December 15, 2004. At this time, management is unable to predict the outcome of this proceeding. If a rate reduction is ordered in the future, it would adversely impact SWEPCo's results of operations and cash flows.

Louisiana Fuel Audit - Affecting SWEPCo
---------------------------------------

The LPSC is performing an audit of SWEPCo's historical fuel costs. In addition, five SWEPCo customers filed a suit in the Caddo Parish District Court in January 2003 and filed a complaint with the LPSC. The customers claim that SWEPCo has overcharged them for fuel costs since 1975. The LPSC consolidated the customer complaint and audit. A status conference is scheduled for December 16, 2004 to schedule a hearing date. Although management believes that SWEPCo's fuel costs were proper and fuel costs incurred prior to 1999 were approved by the LPSC, we are unable to predict the outcome of these proceedings. If the actions of the LPSC or the Court result in a material disallowance of SWEPCo's fuel recoveries, it would have an adverse impact on results of operations and cash flows. The LPSC Staff consultant made recommendations to reduce recoverable fuel expense from SWEPCo's Louisiana retail customers. The consultant recommended that SWEPCo be required to refund $3.9 million (through December 2002) stating the amount should be recovered through base rates versus the fuel factor. An additional amount of $1.4 million for the period of January 2003 through September 2004 would also be required to be refunded. In addition, the LPSC Staff contends that SWEPCo's Pirkey Power Plant experienced poor performance during the years 1999, 2001 and 2002 and that the incremental cost of replacement power should be refunded. The consultant did not provide an amount associated with this recommendation, but management believes that the amount could be material. If the LPSC adopts any of the consultant's recommendations, it would adversely impact SWEPCo's results of operations and cash flows.

PSO Fuel and Purchased Power - Affecting PSO
--------------------------------------------

In 2002, PSO experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West electric operating companies of purchased power costs for periods prior to January 1, 2002. In July 2003, PSO filed with the Corporation Commission of the State of Oklahoma (OCC) seeking to recover these reallocated costs over a period of 18 months. In August 2003, the OCC Staff filed testimony recommending PSO be granted recovery of $42.4 million of the reallocation over three years. In September 2003, the OCC expanded the case to include a full review of PSO's 2001 fuel and purchased power practices. PSO filed testimony in February 2004. An intervenor and the OCC Staff filed testimony in April 2004. The intervenor suggested that $8.8 million related to the 2002 reallocation not be recovered from customers. The Attorney General of Oklahoma also filed a statement of position, indicating allocated off-system sales margins between and among AEP operating companies were inconsistent with the FERC-approved Operating Agreement and System Integration Agreement and if corrected could more than offset the $44 million 2002 reallocation under-recovery. The intervenor and the OCC Staff also believed off-system sales margins were allocated incorrectly and that a reallocation by the intervenors of such margins would reduce PSO's recoverable fuel by an additional $6.8 million for 2000 and $10.7 million for 2001, while under the OCC Staff method, the reduction for 2001 would be $8.8 million. The intervenor and the OCC Staff also recommend recalculation of fuel for years subsequent to 2001 using the same revised methods. At a June 2004 prehearing conference, PSO questioned whether the issues in dispute were under the jurisdiction of the OCC because they relate to FERC-approved allocation agreements. As a result, the ALJ ordered that the parties brief the jurisdictional issue. PSO filed its brief on September 1, 2004. Subject to the OCC's decision as to jurisdiction, a hearing date has been set for January 2005. Management believes that fuel costs have been prudently incurred consistent with OCC rules, and that the allocation of off-system sales margins was made pursuant to the FERC-approved allocation agreements. If the OCC determines that a portion of PSO's unrecovered fuel and purchased power costs should not be recovered, there will be, subject to the FERC jurisdictional question, an adverse effect on PSO's results of operations, cash flows and possibly financial condition.

PSO Rate Review - Affecting PSO
-------------------------------

In February 2003, the OCC filed an application requiring PSO to file all documents necessary for a general rate review. In October 2003 and June 2004, PSO filed financial information and supporting testimony in response to the OCC's requirements. PSO's response indicates that its annual revenues are $41 million less than costs. As a result, PSO is seeking OCC approval to increase its base rates by that amount, which is a 3.9% increase over PSO's existing revenues. Hearings are scheduled to begin in February 2005 to address cost of service, fuel procurement and resource planning issues.

On August 12, 2004, PSO filed a motion to amend the schedule to consider new service quality and reliability requirements which took effect on July 1, 2004. On August 30, 2004, the OCC approved a revised schedule.
On October 4, 2004, PSO filed supplemental information requesting consideration of approximately $55 million of additional annual operations and maintenance expenses and annual capital costs to enhance system reliability. On November 4, 2004, PSO filed a plan with the OCC seeking interim rate relief to fund a portion of the costs to meet the new state service quality and reliability requirements pending the outcome of the current case. In the filing, PSO seeks interim approval to collect incremental distribution tree trimming costs of approximately $29 million from its customers. The OCC Staff and intervenors are scheduled to file testimony regarding their recommendations on revenue requirement, fuel procurement, resource planning and vegetation management in December 2004. Rebuttal testimony is to be filed in January 2005 with hearings beginning in February 2005. A decision is not expected until second quarter 2005. Management is unable to predict the ultimate effect of these proceedings on PSO's revenues, results of operations, cash flows and financial condition.

RTO Formation/Integration - Affecting APCo, CSPCo, I&M, KPCo, and OPCo
----------------------------------------------------------------------

Based on FERC approvals in response to non-affiliated companies' requests to defer RTO formation costs, the AEP East companies deferred costs incurred under FERC orders to originally form a new RTO (the Alliance RTO) or subsequently to join an existing RTO (PJM). In July 2003, the FERC issued an order approving our continued deferral of both Alliance RTO formation costs and PJM integration costs including the deferral of a carrying charge thereon. The AEP East companies have deferred approximately $35 million of RTO formation and integration costs and related carrying charges through September 30, 2004. Amounts per company are as follows.

                   Company                      (in millions)
                   -------                      -------------
                    APCo                             $9.8
                    CSPCo                             4.1
                    I&M                               7.6
                    KPCo                              2.3
                    OPCo                             10.9


As a result of the subsequent delay in the integration of AEP's East transmission system into PJM, the FERC declined to rule, in its July 2003 order, on our request to transfer the deferrals to regulatory assets, and to maintain such deferrals until such time as the costs can be recovered from all users of AEP's East transmission system.

In its July 2003 order, the FERC indicated that it would review the deferred costs at the time they are transferred to a regulatory asset account and scheduled for amortization and recovery in the open access transmission tariff (OATT) to be charged by PJM. Management believes that the FERC will grant permission for prudently incurred deferred RTO formation/integration costs to be amortized and included in the OATT. Whether the amortized costs will be fully recoverable depends upon the state regulatory commissions' treatment of the AEP East companies' portion of the OATT as these companies file rate cases. Presently, retail base rates are frozen or capped and cannot be increased for retail customers of CSPCo and OPCo until 2006 and I&M until 2005.

In August 2004, we filed an application with the FERC dividing the RTO formation/integration costs between PJM-billed integration costs including related carrying charges, and all other RTO formation/integration costs. We intend to file with the FERC to request that deferred PJM-billed integration costs be recovered. The AEP East companies will be responsible for paying the amount allocated by the FERC to the AEP zone since it will be attributable to their internal load. In our August 2004 application, we requested permission to amortize approximately one-half of the deferred costs within the AEP zone over fifteen years beginning on January 1, 2005. We also requested to begin amortizing the deferred PJM-billed integration costs on January 1, 2005, but we did not propose an amortization period in the application.

In the first quarter of 2003, the state of Virginia enacted legislation preventing APCo from joining an RTO prior to July 1, 2004 and thereafter only with the approval of the Virginia SCC, but required APCo join an RTO by January 1, 2005. In January 2004, APCo filed with the Virginia SCC a cost/benefit study covering the time period through 2014 as required by the Virginia SCC. The study results show a net benefit of approximately $98 million for APCo over the 11-year study period from AEP's participation in PJM. In August 2004, the Virginia SCC approved a stipulation that permits APCo to join PJM.

In July 2003, the KPSC denied KPCo's request to join PJM based in part on a lack of evidence that it would benefit Kentucky retail customers. In August 2003, KPCo sought and was granted a rehearing to submit additional evidence. In December 2003, AEP filed with the KPSC a cost/benefit study showing a net benefit of approximately $13 million for KPCo over the five-year study period from AEP's participation in PJM. In May 2004, the KPSC approved a stipulation that permits KPCo to join PJM and the FERC approved the stipulation in June 2004.

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

In November 2003, the FERC issued an order preliminarily finding that AEP must fulfill its CSW merger condition to join an RTO by integrating into PJM (transmission and markets) by October 1, 2004. The order was based on PURPA 205(a), which allows the FERC to exempt electric utilities from state law or regulation in certain circumstances. The FERC set several issues for public hearing before an ALJ. Those issues include whether the laws, rules, or regulations of Virginia and Kentucky are preventing AEP from joining an RTO and whether the exceptions under PURPA 205(a) apply. The FERC ALJ affirmed the FERC's preliminary findings in March 2004. The FERC issued an order related to this matter in June 2004 affirming its preliminary findings. In September 2004, Virginia filed an offer of settlement with the FERC in which they agreed to cease all attempts to obtain judicial relief from the June 2004 order on the condition that the FERC vacate the order. The FERC has not ruled on Virginia's settlement offer.

The AEP East companies integrated into PJM on October 1, 2004. The AEP East state regulatory Commissions have approved our integration with PJM and FERC has ordered us to defer our RTO formation/integration costs. Such costs will be recovered on an amortization basis through an OATT tariff charged to users of the system. The AEP East companies will also be charged by PJM for use of the system. AEP plans to seek recovery for the portion of the deferred RTO costs that are billed to the AEP East companies by PJM in future rate proceedings. The AEP East companies will expense their portion of the costs billed by PJM. Management is unable to predict whether the FERC will grant a long enough amortization period to allow for the opportunity for recovery of the non-PJM billed deferred RTO formation/integration costs in the AEP East state retail jurisdictions, and whether the state regulatory Commissions will ultimately permit recovery of such costs billed to the AEP East companies by PJM. If the FERC ultimately decides not to approve an amortization period that would provide us with the opportunity to include such costs in future retail rate filings or the FERC or the state commissions deny recovery of our share of these costs, future results of operations and cash flows could be adversely affected.

FERC Order on Regional Through and Out Rates - Affecting APCo, CSPCo, I&M,
 KPCo and OPCo
--------------------------------------------------------------------------

In July 2003, the FERC issued an order directing PJM and the Midwest Independent System Operator (ISO) to make compliance filings for their respective OATTs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within the proposed Midwest ISO and expanded PJM regions (Combined Footprint). The elimination of the T&O rates will reduce the transmission service revenues collected by the RTOs and thereby reduce the revenues received by transmission owners under the RTOs' revenue distribution protocols. The order provided that affected transmission owners could file to offset the elimination of these revenues by increasing rates or utilizing a transitional rate mechanism to recover lost revenues that result from the elimination of the T&O rates. The FERC also found that the T&O rates of certain other companies that were then planning to join either PJM or Midwest Independent System Operator
(MISO) ("Former Alliance RTO Participants"), including AEP, may be unjust, unreasonable, and unduly discriminatory or preferential for energy delivered in the Combined Footprint. The FERC also initiated an investigation and hearing in regard to these rates.

In November 2003, the FERC issued an order finding that the T&O rates of the Former Alliance RTO Participants should also be eliminated for transactions within the Combined Footprint. The order directed the RTOs and Former Alliance RTO Participants, including AEP, to file compliance rates to eliminate T&O rates prospectively within the Combined Footprint and simultaneously implement a load-based transitional rate mechanism called the seams elimination cost allocation (SECA), to mitigate the lost T&O revenues for a two-year transition period beginning April 1, 2004. The FERC was expected to implement a new rate design after the two-year period. As required by the FERC, AEP filed compliance tariff changes in January 2004 to eliminate the T&O charges within the Combined Footprint. Various parties raised issues with the SECA rate orders and the FERC implemented settlement procedures before an ALJ.

In April 2004, the FERC approved a settlement that delayed elimination of T&O rates until December 1, 2004 and provided principles and procedures for development of a new rate design for the Combined Footprint, to be effective on December 1, 2004. The settlement also provides that if the process did not result in the implementation of a new rate design on December 1, then the SECA rates will be implemented and will remain in effect until a new rate is implemented by the FERC. If implemented, the SECA rate would not be effective beyond March 31, 2006.

On September 16, 2004 the FERC Chief ALJ, acting as Settlement Judge, reported to the FERC that attempts to settle the issues had failed, and at least two competing long-term rate design proposals for the Combined Footprint were filed on October 1, 2004. AEP and several other utilities in the Combined Footprint have filed a proposal for new rates to become effective December 1, 2004.

The AEP East companies received approximately $157 million of T&O rate revenues for the twelve months ended December 31, 2003. At this time, management is unable to predict whether the rate design approved by the FERC will fully compensate the AEP East companies for their lost T&O revenues and whether any resultant increase in rates applicable to AEP's internal load will be recoverable on a timely basis from state retail customers. Unless new replacement rates compensate AEP for its lost revenues and any increase in AEP East Companies' transmission expenses from these new rates are fully recovered in retail rates on a timely basis, future results of operations, cash flows and financial condition will be adversely affected.

Indiana Fuel Order - Affecting I&M
----------------------------------

On August 27, 2003, the IURC ordered that certain parties must negotiate the appropriate action on I&M's fuel cost recovery beginning March 1, 2004, following the February 2004 expiration of a fixed fuel adjustment charge (fixed pursuant to a prior settlement of the Cook Nuclear Plant outage issues). The fixed fuel adjustment charge capped fuel recoveries. In an agreement in connection with AEP's planned corporate separation, I&M agreed, contingent on AEP implementing the corporate separation, to a fixed fuel adjustment charge beginning March 2004 and continuing through December 2007. Although AEP has not corporately separated, certain parties believe the fixed fuel adjustment charge should continue beyond February 2004. Negotiations with the parties to resolve this issue are ongoing. The IURC ordered that the fixed fuel adjustment charge remain in place, on an interim basis, in March and April 2004.

In April 2004, the IURC issued an order that extended the interim fuel factor for May through September 2004, subject to true-up to actual fuel costs following the resolution of the issue regarding the corporate separation agreement. The IURC also issued an order that reopened the corporate separation docket to investigate issues related to the corporate separation agreement. In July 2004, I&M filed for approval of a fuel factor for the period October 2004 through March 2005. On September 22, 2004, the IURC issued an order extending the interim fuel factor for October 2004 through March 2005, subject to true-up upon resolution of the corporation separation issues. At September 30, 2004, I&M has over-recovered its fuel costs and has recorded a regulatory liability to refund such over-recovery. However, if I&M's position should shift to a net under-recovery, the fixed fuel adjustment factor, capping the fuel revenues, could adversely affect its results of operations and cash flows if recovery is denied by the IURC.

Michigan 2004 Fuel Recovery Plan - Affecting I&M
------------------------------------------------

A 1999 Michigan Public Service Commission (MPSC) order approved a Settlement Agreement regarding the extended outage of the Cook Plant and fixed I&M's Power Supply Cost Recovery (PSCR) factors for the St. Joseph and Three Rivers rate areas through December 2003. As required, I&M filed its 2004 PSCR Plan with the MPSC on September 30, 2003 seeking new fuel and power supply recovery factors to be effective in 2004. A public hearing was held on March 10, 2004. On June 4, 2004, the ALJ recommended that SO2 and NOx net credits be excluded from the fuel recovery mechanism. I&M filed its exceptions in June 2004. A MPSC order is expected during the fourth quarter of 2004. As allowed by Michigan law, the proposed factors were effective on January 1, 2004, subject to review by the MPSC and possible adjustment. When SO2 and NOx are a net cost exclusion from the fuel cost recovery mechanism, it will adversely affect I&M's future results of operations and cash flows. On September 30, 2004, I&M filed its 2005 PSCR Plan.

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

On December 17, 2003, the PUCO adopted a set of rules concerning the method by which it will determine market rates for Default Service following the MDP. The rules provide for a Market Based Standard Service Offer (MBSSO) which would be a variable rate based on a transparent forward market, daily market, and/or hourly market prices. The rules also require a fixed-rate Competitive Bidding Process (CBP) for residential and small nonresidential customers and permits a fixed-rate CBP for large general service customers and other customer classes. Customers who do not switch to a competitive generation provider can choose between the MBSSO and the CBP. Customers who make no choice will be served pursuant to the CBP. The rules also required that electric distribution utilities file an application for MBSSO and CBP by July 1, 2004. CSPCo and OPCo were recently granted a waiver from making the required MBSSO/CBP filing, pending the outcome of a rate stabilization plan they filed with the PUCO in February 2004.

The PUCO invited default service providers to propose an alternative to all customers moving to market prices on January 1, 2006. On February 9, 2004, CSPCo and OPCo filed rate stabilization plans with the PUCO addressing prices following the end of the MDP. If approved by the PUCO, prices would be established pursuant to CSPCo's and OPCo's plans for the period from January 1, 2006 through December 31, 2008. The plans are intended to provide price stability and certainty for customers, facilitate the development of a competitive retail market in Ohio, provide recovery of environmental and other costs during the plan period and improve the environmental performance of AEP's generation resources that serve Ohio customers. The plans include annual, fixed increases in the generation component of all customers' bills (3% annually for CSPCo and 7% annually for OPCo) in 2006, 2007 and 2008 and the opportunity for additional generation-related increases upon PUCO review and approval. For residential customers, however, if the temporary 5% generation rate discount provided by the Ohio Act were eliminated prior to December 31, 2005 as permitted by the Ohio Act, the fixed increases would be adjusted downward to reflect the effect of such elimination. Additionally, the plan includes the opportunity to annually request an additional increase averaging 4% per year for both companies in the event costs run beyond the level currently anticipated. The plans would maintain distribution rates through the end of 2008 for CSPCo and OPCo at the level effective on December 31, 2005. Such rates could be adjusted for specified reasons. Transmission charges could also be adjusted to reflect applicable charges approved by the FERC related to open access transmission, net congestion, and ancillary services. The plans also provide for continued amortization and recovery of stranded transition generation-related regulatory assets and for the deferral as regulatory assets in 2004 and 2005 of RTO costs and carrying charges on governmentally mandated, mainly environmental, capital expenditures. Hearings were held in June 2004 on the Companies' proposed rate stabilization plans. Briefs were submitted in July. The filings are pending before the PUCO.

The PUCO, in a recent order involving a non-affiliated company's rate stabilization plan, noted its reluctance to authorize automatic increases in any portion of rates and required a PUCO determination in the future prior to adjusting a rate component, instead of the automatic increases to the rate component which had been proposed. It also held that deferral during the MDP of certain expenses at issue in the case, for recovery after the MDP, would violate the rate cap under the Ohio Act. The PUCO has been asked in that case to reconsider these holdings and that request currently is pending. OPCo's and CSPCo's rate plans and the record in its cases are distinct from the rate plan and record considered by the PUCO in its recent order. In that regard, the PUCO has indicated in FirstEnergy companies' rate stabilization plans that these plans are specific to a company's requirements and characteristics and the PUCO's order in one case should not be considered precedent for another company's rate stabilization plan.

Management cannot predict whether CSPCo's and OPCo's plans will be approved as submitted nor can we predict the ultimate impact these proceedings will have on revenues, results of operations and cash flows.

As provided in stipulation agreements approved by the PUCO in 2000, we are deferring customer choice implementation costs and related carrying costs that are in excess of $40 million. The agreements provide for the deferral of these costs as a regulatory asset until the next distribution base rate cases. Through September 30, 2004, CSPCo incurred $37 million and deferred $17 million and OPCo incurred $38 million and deferred $18 million for probable future recovery in distribution rates. Recovery of these regulatory assets will be subject to PUCO review in future Ohio filings for new distribution rates. If the rate stabilization plan is approved as filed, it would defer recovery of these amounts until the next distribution rate filing. Management believes that its deferred customer choice implementation costs were prudently incurred and should be recoverable in future distribution rates. If the PUCO determines that any of the deferred costs are unrecoverable, it would have an adverse impact on future results of operations and cash flows.

TEXAS RESTRUCTURING - Affecting SWEPCo, TCC and TNC
---------------------------------------------------

Texas Legislation enacted in 1999 provides the framework and timetable to allow retail electricity competition for all Texas customers. On January 1, 2002, customer choice of electricity supplier began in the ERCOT area of Texas. Customer choice has been delayed in the SPP area of Texas until at least January 1, 2007. TCC and TNC operate in ERCOT while SWEPCo and a small portion of TNC's business is in SPP.

The Texas Legislation, among other things:
 o provides for the recovery of stranded generation plant costs, generation-related regulatory assets and other generation true-up amounts through securitization and non-bypassable wires charges,
 o requires each utility to structurally unbundle into a retail electric provider, a power generation company and a transmission and distribution (T&D) utility,
 o provides for an earnings test for each of the years 1999 through 2001 and,
 o provides for a stranded cost True-up Proceeding after January 10, 2004.

The Texas Legislation also required vertically integrated utilities to legally separate their generation and retail-related assets from their transmission and distribution-related assets. Prior to 2002, TCC and TNC functionally separated their operations. AEP formed new subsidiaries to act as affiliated REPs for TCC and TNC effective January 1, 2002 (the start date of retail competition). In December 2002, AEP sold its two affiliated price-to-beat REPs to an unaffiliated company.


TEXAS TRUE-UP PROCEEDINGS
-------------------------

The True-up Proceedings will determine the amount and recovery of:
 o stranded generation plant costs and generation-related regulatory assets including any unrefunded accumulated excess earnings
    (stranded generation costs),
 o carrying charges on true-up amounts from January 1, 2002 (the commencement date of retail competition), a true-up of actual market prices determined through legislatively-mandated capacity auctions to the power costs used in the PUCT's excess cost over market (ECOM) model for 2002 and 2003 (wholesale capacity auction true-up),
 o  final approved deferred fuel balance,
 o excess of price-to-beat revenues over market prices subject to certain conditions and limitations (retail clawback),
 o  and other true-up items.

The PUCT adopted a rule in 2003 regarding the timing of the True-up Proceedings scheduling TCC's filing in September 2004 or 60 days after the completion of the sale of TCC's generation assets, if later. TNC filed its true-up request in June 2004 and updated the filing in October 2004. Due to regulatory and contractual delays in the sale of its generating assets, TCC has not filed its true-up request.


True-up Net Regulatory Asset (Liability) Recorded at September 30, 2004:
                                                                                       TCC                TNC
                                                                                       ---                ---
                                                                                            (in millions)
Components of Net Stranded Generation Costs:
Stranded Generation Plant Costs                                                      $1,079                $-
Unsecuritized Transition Generation Regulatory Asset                                    249                 -
Unrefunded Excess Earnings                                                              (15)                -
Other                                                                                   (56)                -
                                                                                     -------             -----

Net Stranded Generation Costs                                                         1,257                 -
                                                                                     -------             -----

Components of Other Recoverable True-up Amounts:
Wholesale Capacity Auction True-up                                                      480                 -
Retail Clawback (a)                                                                     (60)              (14)
Deferred Over-recovered Fuel Balance                                                   (210)               (7)
                                                                                     -------             -----

Other Recoverable True-up Amounts                                                       210               (21)
                                                                                     -------             -----

Total Recorded Net True-up Regulatory Asset                                          $1,467              $(21)
                                                                                     =======             =====


(a) Only half of these amounts are actually recorded as regulatory liabilities, as the other half are the responsibility of the unaffiliated company that owns the affiliated price-to-beat REP.

See discussion below of the above amounts.


Net Stranded Generation Costs
-----------------------------

The Texas Restructuring Legislation required utilities with stranded generation plant costs to use market-based methods to value certain generation assets for determining stranded generation plant costs. TCC is the only AEP subsidiary that has stranded generation plant costs under the Texas Legislation. TCC elected to use the sale of assets method to determine the market value of TCC's generation assets for determining stranded generation plant costs. For purposes of the True-up Proceeding, the amount of stranded generation plant costs under this market valuation methodology will be the amount by which the book value of TCC's generation assets exceeds the market value of the generation assets as measured by the net proceeds from the sale of the assets. Based on the prices established by the generation asset sales, discussed below, TCC recorded a net regulatory asset of $1.1 billion for its stranded generation plant costs from the sale of TCC's generation assets as shown in the table above, before accrual of any applicable carrying charges discussed below.

In June 2003, TCC began actively seeking buyers for 4,497 megawatts of their generation capacity in Texas. TCC received bids for all of their generation plants. In January 2004, TCC agreed to sell its 7.81% ownership interest in the Oklaunion Power Station to an unaffiliated third party for approximately $43 million. In March 2004, TCC agreed to sell its 25.2% ownership interest in STP for approximately $333 million and its other coal, gas and hydro plants for approximately $430 million to unaffiliated entities. Each sale is subject to specified price adjustments. TCC sent right of first refusal notices to the co-owners of Oklaunion and STP. TCC filed for FERC approval of the sales of Oklaunion, STP and the fossil and hydro plants. TCC received a notice from co-owners of Oklaunion and STP exercising their right of first refusal; therefore, SEC approval will be required. The original unaffiliated third party purchaser of Oklaunion has petitioned for a court order declaring its contract valid and the co-owners' rights of first refusal void. The sale of STP will also require approval from the Nuclear Regulatory Commission. On July 1, 2004, TCC completed the sale of the other coal, gas and hydro plants for approximately $425 million, net of adjustments. The closings of the sales of STP and Oklaunion plants are expected to occur in the first half of 2005, subject to clarification of the rights of first refusal and the necessary regulatory approvals. In addition, there could be delays in resolving litigation with a third party affecting Oklaunion. In order to sell these assets, TCC defeased all of its remaining outstanding first mortgage bonds in May 2004. In December 2003, TCC recognized as a regulatory asset an estimated impairment from the sale of their generation assets. TCC is considering seeking a good cause exception to the true-up rule to allow TCC to make its true-up filing prior to the closings of the sales of all the generation assets.

In addition to its $1.1 billion of stranded generation plant costs, the Texas legislation permits TCC to recover its remaining unsecuritized net transition generation regulatory assets of $249 million less a regulatory liability for the unrefunded excess earnings of $15 million, discussed below. With other adjustments, TCC's recorded net stranded generation costs total $1.3 billion.

Unrefunded Excess Earnings
--------------------------

The Texas Legislation provides for the calculation of excess earnings for each year from 1999 through 2001. The total excess earnings determined by the PUCT for this three-year period were $3 million for SWEPCo, $47 million for TCC and $19 million for TNC. TCC, TNC and SWEPCo challenged the PUCT's treatment of fuel-related deferred income taxes and appealed the PUCT's final 2000 excess earnings to the Travis County District Court which upheld the PUCT ruling. After appealing the District Court ruling upholding the PUCT decision, the Third Court of Appeals reversed the PUCT order and the District Court's judgment. The District Court remanded to the PUCT an appeal of the same issue from the PUCT's 2001 order upon agreement of the parties after issuance of the Third Court of Appeals decision. On September 14, 2004, the parties to the PUCT remand reached an agreement which changed the method for calculating excess earnings which, in turn, revised the calculation for 2000 and 2001 consistent with the ruling of the court. Revised excess earnings for the three-year period were approximately $3 million for SWEPCo, $42 million for TCC and $15 million for TNC. The PUCT issued a final order approving the agreement in October 2004. Since an expense and regulatory liability had been accrued in prior years in compliance with the PUCT orders, the companies reversed a portion of their regulatory liability for the years 2000 and 2001 consistent with the Appeals Court's decision and credited amortization expense during the third quarter of 2003. Under the Texas legislation since TNC and SWEPCo do not have stranded generation plant cost, excess earnings have been applied to reduce T&D capital expenditures.

In 2001, the PUCT issued an order requiring TCC to return estimated excess earnings by reducing distribution rates by approximately $55 million plus accrued interest over a five-year period beginning January 1, 2002. Since excess earnings amounts were expensed in 1999, 2000 and 2001, the order had no additional effect on reported net income but reduces cash flows over the refund period. The remaining $15 million to be refunded is recorded as a regulatory liability at September 30, 2004 and can be included as a reduction to TCC's stranded generation plant costs. Management believes that TCC has stranded costs and that it was, therefore, inconsistent with the Texas restructuring legislation for the PUCT to order a refund prior to TCC's True-up Proceeding. TCC appealed the PUCT's premature refund of excess earnings to the Travis County District Court. That court affirmed the PUCT's decision and further ordered that the refunds be provided to ultimate customers. TCC has appealed the decision to the Third Court of Appeals.

Carrying Charges on Recoverable Stranded Costs
----------------------------------------------

In December 2001, the PUCT issued a rule concerning stranded cost true-up proceedings stating, among other things, that carrying costs on stranded costs would begin to accrue on the date that the PUCT issued its final order in the True-up Proceeding. TCC and one other Texas electric utility company filed a direct appeal of the rule to the Texas Third Court of Appeals contending that carrying costs should commence on January 1, 2002, the day that retail customer choice began in ERCOT.

The Third Court of Appeals ruled against the utilities, who then appealed to the Texas Supreme Court. On June 18, 2004, the Texas Supreme Court reversed the decision of the Third Court of Appeals determining that a carrying cost should be accrued beginning January 1, 2002 and remanded the proceeding to the PUCT for further consideration. The Supreme Court determined that utilities with stranded costs are not permitted to over-recover stranded costs and the PUCT should address whether any portion of the 2002 and 2003 wholesale capacity auction true-up regulatory asset includes a recovery of stranded costs or carrying costs on stranded costs. A motion for rehearing with the Supreme Court was denied and the ruling is final.

The PUCT in September 2004 considered the Supreme Court's decision in true-up hearings held for another utility, CenterPoint Energy, Inc. (CenterPoint). In that case while the PUCT has indicated preliminary positions regarding the methodology to calculate recoverable carrying costs, uncertainties exist as to the ultimate methodology that will be adopted by the PUCT in its final order. The final order in the CenterPoint case is expected to be issued later in November 2004. If the final order in the CenterPoint case resolves the existing uncertainties, TCC will record a carrying cost back to January 1, 2002 in the fourth quarter of 2004 as an increase to its net true-up regulatory asset. At this time management is unable to determine the amount of such carrying cost pending receipt of the final CenterPoint order.

Wholesale Capacity Auction True-up
----------------------------------

The Texas Legislation required that electric utilities and their affiliated power generation companies (PGC) offer for sale at auction, in 2002, 2003 and thereafter, at least 15% of the PGC's Texas jurisdictional installed generation capacity in order to promote competitiveness in the wholesale market through increased availability of generation. Actual market power prices received in the state-mandated auctions are used to calculate the wholesale capacity auction true-up revenues for the True-up Proceeding. According to PUCT rules, the wholesale capacity auction true-up is only applicable to the years 2002 and 2003. TCC recorded a $480 million regulatory asset and related revenues which represent the quantifiable amount of the wholesale capacity auction true-up for the years 2002 and 2003.

In the true-up proceeding of CenterPoint, while the PUCT has indicated preliminary positions regarding modifications of the calculation of the wholesale capacity auction true-up reflecting CenterPoint's specific facts and circumstances, uncertainties exist as to the ultimate modifications and calculations that will be adopted by the PUCT in its final order and if TCC's facts and circumstances will result in similar results in its true-up proceeding. Specifically, the PUCT is evaluating whether the amount of depreciation in the ECOM model on generation assets for 2002 and 2003 used to calculate the wholesale capacity auction true-up is a recovery of net stranded generation costs and should reduce the recoverable cost. The total TCC depreciation in the ECOM Model for the 2002-2003 period was $238 million. Upon issuance of a final written order in the CenterPoint case, management will evaluate the order and, if appropriate, record a provision for any amount that is no longer probable of recovery as a result of final decisions in the order which are applicable to TCC. The CenterPoint order is expected to be issued later in November 2004.

Retail Clawback
---------------

The Texas Legislation provides for the affiliated price-to-beat (PTB) retail electric providers (REPs) serving residential and small commercial customers to refund to its T&D utility the excess of the PTB revenues over market prices (subject to certain conditions and a limitation of $150 per customer). This is the retail clawback. If, prior to January 1, 2004, 40% of the load for the residential or small commercial classes is served by competitive REPs, the retail clawback is not applicable for that class of customer. During 2003, TCC and TNC filed to notify the PUCT that competitive REPs serve over 40% of the load in the small commercial class. The PUCT approved TCC's and TNC's filings in December 2003. In 2002, AEP had accrued a regulatory liability of approximately $9 million for the small commercial retail clawback on its REP's books. When the PUCT certified that the REP's in TCC and TNC service territories had reached the 40% threshold, the regulatory liability was no longer required for the small commercial class and was reversed in December 2003. Based upon customer information filed by the unaffiliated company which operates as the price-to-beat REP for TCC and TNC, we updated the estimated residential retail clawback regulatory liability in May 2004. At September 30, 2004, TCC's retail clawback regulatory liability was $30 million and TNC's was $7 million.

Fuel Balance Recoveries
-----------------------

In 2002, TNC filed with the PUCT seeking to reconcile fuel costs and to establish its deferred unrecovered fuel balance applicable to retail sales within its ERCOT service area for inclusion in the True-up Proceeding. In January 2004, the PUCT announced a final ruling in TNC's fuel reconciliation case. The PUCT issued a written order in March 2004. Various parties, including TNC, requested rehearing of the PUCT's order. In May 2004, the PUCT reversed certain prior rulings which resulted in an over-recovered balance of $7 million. In October 2004, the PUCT issued a final order which resulted in a reduction in the over-recovery balance to $4 million. TNC filed an update to its true-up filing to reflect the PUCT's final order in October 2004.

In 2002, TCC filed with the PUCT to reconcile fuel costs and to establish its deferred over-recovery fuel balance for inclusion in the True-up Proceeding. In May 2004, the PUCT remanded TCC's fuel proceeding to the ALJ to consider additional evidence on one issue. TCC has provided for a $210 million over-recovery balance at September 30, 2004. Management believes that TCC has provided for all probable to-date disallowances pending the remand and receipt of a final order. However, due to the remand, management is unable to predict the amount of any additional disallowances of TCC's final fuel over-recovery balance which will be included in its True-up Proceeding until the remand is completed and a final order issued.

See TCC Fuel Reconciliation and TNC Fuel Reconciliation in Note 3 "Rate Matters" for further discussion.

Stranded Cost Recovery
----------------------

When the True-up Proceeding is completed, TCC intends to file to recover PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying charges, through a non-bypassable competition transition charge in the regulated T&D rates. TCC intends to seek to securitize the approved net stranded generation costs plus related carrying costs. The annual costs of securitization are recovered through a non-bypassable transition charge collected by the T&D utility over the term of the securitization bonds. The other approved net true-up items will be recovered or refunded through a non-bypassable competition transition wires charge or credit.

TCC's recorded net regulatory asset for amounts subject to approval in the True-up Proceeding is approximately $1.5 billion at September 30, 2004. TCC expects that its True-up Proceeding filing will seek to recover an amount in excess of the total of its recorded net regulatory asset through September 30, 2004. This is primarily due to the fact that TCC has not been able to accrue a carrying cost to date as a result of uncertainties that exist. Management expects to be able to record a carrying cost in the fourth quarter of 2004 based on the final order in the CenterPoint case.

Due to the preliminary nature of the pending CenterPoint proceedings and the consequent uncertainty, differences between CenterPoint's and TCC's facts and circumstances and the lack of direct applicability of the CenterPoint proceeding to TCC's recorded assets, management cannot, at this time, determine whether disallowances that may be applicable to CenterPoint would be applicable to TCC. Management believes that TCC's recorded regulatory assets are in compliance with Texas Legislation and TCC intends to seek vigorously recovery of these amounts. If, however, management determines that it is probable TCC cannot recover a portion of its recorded net true-up regulatory asset of $1.5 billion and management is able to estimate the amount of such non-recovery, TCC will record a provision for such amount which could have a material adverse effect on future results of operations, cash flows and possibly financial condition. To the extent decisions in the TCC True-up Proceeding differ from management expectations based in part on management's evaluation of the final CenterPoint decision, additional material disallowances are possible.

TNC 2004 True-up Filing
-----------------------

In June 2004, TNC filed its True-up Proceeding including the fuel reconciliation balance and the retail clawback calculation. The amount of the deferred over recovered fuel balance recorded at September 30, 2004 was approximately $7 million. The retail clawback regulatory liability included in the filing was adjusted in the second quarter of 2004 to $7 million (TNC's allocated portion of the REPs' retail clawback) reflecting the number of customers served on January 1, 2004. TNC filed an update to the true-up filing to reflect the final order in its fuel reconciliation proceeding in October 2004 which adjusted its over-recovery balance to $4.7 million inclusive of interest.

VIRGINIA RESTRUCTURING - Affecting APCo
---------------------------------------

In April 2004, the Governor of Virginia signed legislation which extends the transition period for electricity restructuring, including capped rates, through December 31, 2010. The legislation provides specified cost recovery opportunities during the capped rate period, including two optional general base rate changes and an opportunity for timely recovery, through a separate rate mechanism, of certain incremental environmental and reliability costs incurred on and after July 1, 2004.

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

As discussed in the Commitments and Contingencies note within the 2003 Annual Report, certain AEP subsidiaries continue to be involved in various legal matters. The 2003 Annual Report should be read in conjunction with this report in order to understand the other material nuclear and operational matters without significant changes since their disclosure in the 2003 Annual Report. The material matters discussed in the 2003 Annual Report without significant changes in status since year-end include, but are not limited to, (1) nuclear matters, (2) construction commitments, (3) potential uninsured losses, and (4) FERC proposed Standard Market Design. See disclosure below for significant matters with changes in status subsequent to the disclosure made in the 2003 Annual Report.

ENVIRONMENTAL
-------------

Federal EPA Complaint and Notice of Violation - Affecting APCo, CSPCo,
 I&M, and OPCo
----------------------------------------------------------------------

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

On June 18, 2004, the Federal EPA issued a Notice of Violation (NOV) in order to "perfect" its complaint in the pending litigation. The NOV expands the number of alleged "modifications" undertaken at the Muskingum River, Cardinal, Conesville and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV are already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaint and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing.

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

On August 26, 2003, the District Court for the Middle District of South Carolina issued a decision on cross-motions for summary judgment prior to a liability trial in a case pending against Duke Energy Corporation, an unaffiliated utility. The District Court denied all the pending motions, but set forth the legal standards that will be applied at the trial in that case. The District Court determined that the Federal EPA bears the burden of proof on the issue of whether a practice is "routine maintenance, repair, or replacement" and on whether or not a "significant net emissions increase" results from a physical change or change in the method of operation at a utility unit. However, the Federal EPA must consider whether a practice is "routine within the relevant source category" in determining if it is "routine." Further, the Federal EPA must calculate emissions by determining first whether a change in the maximum achievable hourly emission rate occurred as a result of the change, and then must calculate any change in annual emissions holding hours of operation constant before and after the change. The Federal EPA requested reconsideration of this decision, or in the alternative, certification of an interlocutory appeal to the Fourth Circuit Court of Appeals, and the District Court denied the Federal EPA's motion. On April 13, 2004, the parties filed a joint motion for entry of final judgment, based on stipulations of relevant facts that obviated the need for a trial, but preserving plaintiffs' right to seek an appeal of the federal prevention of significant deterioration (PSD) claims. On April 14, 2004, the Court entered final judgment for Duke Energy on all of the PSD claims made in the amended complaints, and dismissed all remaining claims with prejudice. The United States subsequently filed a notice of appeal to the Fourth Circuit Court of Appeals. The case was briefed in September 2004.

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

On June 26, 2003, the United States Court of Appeals for the District of Columbia Circuit granted a petition by the Utility Air Regulatory Group
(UARG), of which the AEP subsidiaries are members, to reopen petitions for review of the 1980 and 1992 Clean Air Act rulemakings that are the basis for the Federal EPA claims in the AEP case and other related cases. On August 4, 2003, UARG filed a motion to separate and expedite review of their challenges to the 1980 and 1992 rulemakings from other unrelated claims in the consolidated appeal. The Circuit Court denied that motion on September 30, 2003. The central issue in these petitions concerns the lawfulness of the emissions increase test, as currently interpreted and applied by the Federal EPA in its utility enforcement actions. A decision by the D. C. Circuit Court could significantly impact further proceedings in the AEP case. Briefing continues in this case and oral argument is scheduled for January 2005.

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

On July 21, 2004, the Sierra Club issued a notice of intent to file a citizen suit claim against DPL, Inc., Cinergy Corporation, CSPCo, and The Dayton Power & Light Company for alleged violations of the New Source Review programs at the Stuart Station. CSPCo owns a 26% share of the Stuart Station. On September 21, 2004, the Sierra Club filed a complaint under the citizen suit provisions of the CAA in the United States District Court for the Southern District of Ohio alleging that violations of the PSD and New Source Performance Standards requirements of the CAA and the opacity provisions of the Ohio state implementation plan occurred at the J.M. Stuart Station, and seeking injunctive relief and civil penalties. Management believes the allegations in the complaint are without merit, and intends to defend vigorously this action. Management is unable to predict the timing of any future action by the special interest group or the effect of such actions on future operations or cash flows.

SWEPCo Notice of Enforcement and Notice of Citizen Suit - Affecting SWEPCo
--------------------------------------------------------------------------

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the Clean Air Act for alleged violations of various permit conditions in permits issued to SWEPCo's Welsh, Knox Lee, and Pirkey plants. This notice was prompted by allegations made by a terminated AEP employee. The allegations at the Welsh Plant concern compliance with emission limitations on particulate matter and carbon monoxide, compliance with a referenced design heat input value, and compliance with certain reporting requirements. The allegations at the Knox Lee Plant relate to the receipt of an off-specification fuel oil, and the allegations at Pirkey Plant relate to testing and reporting of volatile organic compound emissions. No action can be commenced until 60 days after the date of notice.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. The summary includes allegations concerning compliance with certain recordkeeping and reporting requirements, compliance with a referenced design heat input value in the Welsh permit, compliance with a fuel sulfur content limit, and compliance with emission limits for sulfur dioxide.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On August 30, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the reporting of volatile organic compound emissions at the Pirkey Plant.

SWEPCo has previously reported to the TCEQ, deviations related to the receipt of off-specification fuel at Knox Lee, the volatile organic compound emissions at Pirkey, and the referenced recordkeeping and reporting requirements and heat input value at Welsh. SWEPCo is preparing additional responses to the Notice of Enforcement and the notice from the special interest groups. Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, financial condition or cash flows.

Carbon Dioxide Public Nuisance Claims  - Affecting AEP System
-------------------------------------------------------------

On July 21, 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other unaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of two special interest groups. The actions allege that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and seek injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. Management believes the actions are without merit and intends to defend vigorously against the claims.

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

In May 2004, an updated decommissioning study was completed for STP. The study estimates TCC's share of the decommissioning costs of STP to be $344 million in nondiscounted 2004 dollars. TCC is currently analyzing the STP study to determine the effect on our asset retirement obligations (ARO) and will make any appropriate adjustments to the ARO liability and related regulatory asset in the fourth quarter 2004. As discussed in Note 7, TCC is in the process of selling its ownership interest in STP to a non-affiliate, and upon completion of the sale it is anticipated that TCC will no longer be obligated for nuclear decommissioning liabilities associated with STP.

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

On September 5, 2003, TEM and OPCo separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. OPCo alleges that TEM has breached the PPA, and is seeking a determination of OPCo's rights under the PPA. TEM alleges that the PPA never became enforceable, or alternatively, that the PPA has already been terminated as the result of OPCo's breaches. If the PPA is deemed terminated or found to be unenforceable by the court, OPCo could be adversely affected to the extent it is unable to find other purchasers of the power with similar contractual terms and to the extent OPCo does not fully recover claimed termination value damages from TEM. However, OPCo has entered an agreement with an affiliate that eliminates OPCo's market exposure related to the PPA. The corporate parent of TEM (Tractebel SA) has provided a limited guaranty.

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

On March 26, 2004, OPCo requested that TEM provide assurances of performance of its future obligations under the PPA, but TEM refused to do so. As indicated above, OPCo also gave notice to TEM and declared April 2, 2004 as the "Commercial Operations Date." Despite OPCo's prior tenders of replacement electric power products to TEM beginning May 1, 2003 and despite OPCo's tender of electric power products from the Facility to TEM beginning April 2, 2004, TEM refused to accept and pay for them under the terms of the PPA. On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under PPA, (ii) would be seeking a declaration from the New York federal court that the PPA has been terminated and (iii) would be pursuing against TEM, and Tractebel SA under the guaranty, damages and the full termination payment value of the PPA.

Merger Litigation - Affecting AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC
-----------------------------------------------------------------------

In 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to prove that the June 15, 2000 merger of AEP with CSW meets the requirements of the PUHCA and sent the case back to the SEC for further review. Specifically, the court told the SEC to revisit the basis for its conclusion that the merger met PUHCA requirements that utilities be "physically interconnected" and confined to a "single area or region." In August 2004, the SEC announced it would conduct hearings on this issue. The hearing is scheduled for January 2005.

In its June 2000 approval of the merger, the SEC agreed with AEP that the companies' systems are integrated because they have transmission access rights to a single high-voltage line through Missouri and also met the PUHCA's single region requirement. In its ruling, the appeals court said that the SEC failed to support and explain its conclusions that the interconnection and single region requirements are satisfied.

Management believes that the merger meets the requirements of the PUHCA and expects the matter to be resolved favorably.

Enron Bankruptcy - Affecting APCo, CSPCo, I&M, KPCo and OPCo
----------------------------------------------------------------------

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

Enron Bankruptcy - Commodity trading settlement disputes - In September 2003, Enron filed a complaint in the Bankruptcy Court against AEPES challenging AEP's offsetting of receivables and payables and related collateral across various Enron entities and seeking payment of approximately $125 million plus interest in connection with gas-related trading transactions. The AEP subsidiaries have asserted their right to offset trading payables owed to various Enron entities against trading receivables due to several AEP subsidiaries. The parties are currently in non-binding court-sponsored mediation.

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

Enron Bankruptcy - Summary - The amount expensed in prior years in connection with the Enron bankruptcy was based on an analysis of contracts where AEP and Enron entities are counterparties, the offsetting of receivables and payables, the application of deposits from Enron entities and management's analysis of the HPL related purchase contingencies and indemnifications. As noted above, Enron has challenged the offsetting of receivables and payables. Although management is unable to predict the outcome of these lawsuits it is possible that their resolution could have an adverse impact on our results of operations, cash flows or financial condition.

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

On September 30, 2003, the CFTC filed a complaint against AEP and AEPES in federal district court in Columbus, Ohio. The CFTC alleges that AEP and AEPES provided false or misleading information about market conditions and prices of natural gas in an attempt to manipulate the price of natural gas in violation of the Commodity Exchange Act. The
CFTC seeks civil penalties, restitution and disgorgement of benefits.
AEP responded to the complaint in September 2004. In 2003, AEP recorded a provision related to these matters. AEP has engaged in settlement discussions with several agencies and is evaluating whether to conclude settlements in order to put these investigations behind us even though management believes it has meritorious legal positions and defenses. If management elects to settle all matters, the payment could exceed the 2003 provision and could have a material impact on our 2004 earnings and cash flows.

FERC Market Power Mitigation - Affecting AEP System
---------------------------------------------------

In April 2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market-based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. These two screening tests include a "pivotal supplier" test which determines if the market load can be fully served by alternative suppliers and a "market share" test which compares the amount of surplus generation at the time of the applicant's minimum load. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order and directing AEP and two unaffiliated utilities to file generation market power analyses within 30 days. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way.

On August 9, 2004, AEP submitted its Market Power Analysis pursuant to the FERC's Orders on Rehearing. The analysis focused on the three major areas in which AEP serves load and owns generation resources -- ECAR, SPP and ERCOT, and the "first tier" control areas for each of those areas.

The pivotal supplier and market share screen analyses that AEP filed demonstrated that AEP does not possess market power in any of the control areas to which it is directly connected (first-tier markets). AEP passed both screening tests in all of its "first tier" markets. In its three "home" control areas, AEP easily passed the pivotal supplier test. AEP, as part of PJM, also passes the market share screen for the PJM destination market. AEP also passed the market share screen for ERCOT. AEP did not pass the market share screen as designed by the FERC for the SPP control area. Consequently, AEP also submitted substantial additional information, including historical purchase and sales data that demonstrates that AEP does not possess market power in any of the "home" destination markets. AEP requested that its existing market-based pricing authorization in all markets be continued based on this analysis. AEP also requested that the FERC rule without instituting a proceeding and without setting a refund date. This case is pending.

6.  GUARANTEES
    ----------

There are no material liabilities recorded for guarantees in accordance with FIN 45. There is no collateral held in relation to any guarantees and there is no recourse to third parties in the event any guarantees are drawn unless specified below.

Letter of Credit
----------------

TCC has entered into a standby letter of credit (LOC) with third parties. This LOC covers credit enhancements for issued bonds. This LOC was issued in TCC's ordinary course of business. At September 30, 2004, the maximum future payments of the LOC are $43 million which matures November 2005. There is no recourse to third parties in the event this letter of credit is drawn.

SWEPCo
------

In connection with reducing the cost of the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCo has agreed, under certain conditions, to assume the capital lease obligations and term loan payments of the mining contractor, Sabine Mining Company (Sabine). In the event Sabine defaults under any of these agreements, SWEPCo's total future maximum payment exposure is approximately $54 million with maturity dates ranging from June 2005 to February 2012.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo has agreed to provide guarantees of mine reclamation in the amount of approximately $85 million. Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by a third party miner. At September 30, 2004, the cost to reclaim the mine in 2035 is estimated to be approximately $36 million. This guarantee ends upon depletion of reserves estimated at 2035 plus 6 years to complete reclamation.

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

Indemnifications and Other Guarantees
-------------------------------------

All of the registrant subsidiaries enter into certain types of contracts, which would require indemnifications. Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements. Generally these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters. With respect to sale agreements, exposure generally does not exceed the sale price. Registrant subsidiaries cannot estimate the maximum potential exposure for any of these indemnifications entered into prior to December 31, 2002 due to the uncertainty of future events. In 2003 and during the first nine months of 2004, registrant subsidiaries entered into sale agreements which included indemnifications with a maximum exposure that was not significant for any individual registrant subsidiary except for TCC which entered into an indemnification of $129 million relating to the sale of its generation assets in July 2004 (see Note 7). There are no material liabilities recorded for any indemnifications.

Registrant subsidiaries are jointly and severally liable for activity conducted by AEPSC on the behalf of AEP East and West companies and for activity conducted by any AEP registrant subsidiary pursuant to the system integration agreement.

Certain registrant subsidiaries lease certain equipment under a master operating lease. Under the lease agreement, the lessor is guaranteed to receive up to 87% of the unamortized balance of the equipment at the end of the lease term. If the fair market value of the leased equipment is below the unamortized balance at the end of the lease term, we have committed to pay the difference between the fair market value and the unamortized balance, with the total guarantee not to exceed 87% of the unamortized balance. At September 30, 2004, the maximum potential loss by subsidiary for these lease agreements assuming the fair market value of the equipment is zero at the end of the lease term is as follows:

                           Maximum Potential Loss
                 Subsidiary                    (in millions)
                 ----------                    -------------

                    APCo                           $ 5
                    CSPCo                            2
                    I&M                              3
                    KPCo                             1
                    OPCo                             4
                    PSO                              4
                    SWEPCo                           4
                    TCC                              6
                    TNC                              3

7.  DISPOSITIONS AND ASSETS HELD FOR SALE
    -------------------------------------

DISPOSITIONS COMPLETED DURING THIRD QUARTER 2004
------------------------------------------------

Texas Plants - TCC Generation Assets
------------------------------------

In December 2002, TCC filed a plan of divestiture with the PUCT proposing to sell all of its power generation assets, including the eight gas-fired generating plants that were either deactivated or designated as "reliability must run" status.

During the fourth quarter of 2003, after receiving indicative bids from interested buyers, TCC recorded a $938 million impairment loss and changed the classification of the plant assets from plant in service to Assets Held for Sale - Texas Generation Plants. In accordance with Texas legislation, the $938 million impairment was offset by the establishment of a regulatory asset, which is expected to be recovered through a wires charge, subject to the final outcome of the True-up Proceeding. As a result of the True-up Proceeding, if TCC is unable to recover all or a portion of its requested costs (see Note 4), any unrecovered costs could have a material adverse effect on TCC's results of operations, cash flows and possibly financial condition.

In March 2004, TCC signed an agreement to sell eight natural gas plants, one coal-fired plant and one hydro plant to a non-related joint venture. The sale was completed in July 2004 for approximately $425 million, net of adjustments. The sale did not have a significant effect on TCC's results of operations during the periods ending September 30, 2004.

DISPOSITIONS ANTICIPATED BEING COMPLETED DURING FIRST HALF 2005
---------------------------------------------------------------

Texas Plants - Oklaunion Power Station
--------------------------------------

In January 2004, TCC signed an agreement to sell its 7.81% share of Oklaunion Power Station for approximately $43 million (subject to closing adjustments) to an unrelated party. In May 2004, TCC received notice from the two unaffiliated co-owners of the Oklaunion Power Station, announcing their decision to exercise their right of first refusal, with terms similar to the original agreement. In June 2004 and September 2004, TCC entered into sales agreements with both of its unaffiliated co-owners for the sale of TCC's 7.81% ownership of the Oklaunion Power Station. One of these agreements is currently being challenged in Dallas County, Texas State District Court by the unrelated party with which TCC entered into the original sales agreement. The unrelated party alleges that one co-owner has exceeded its legal authority and that the second co-owner did not exercise its right of first refusal in a timely manner. The unrelated party has requested that the court declare the co-owners' exercise of their rights of first refusal void. TCC cannot predict when these issues will be resolved. TCC does not expect the sale to have a significant effect on its results of operations. TCC's assets and liabilities related to the Oklaunion Power Station have been classified as Assets Held for Sale - Texas Generation Plants and Liabilities Held for Sale - Texas Generation Plants, respectively, in TCC's Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

Texas Plants - South Texas Project
----------------------------------

In February 2004, TCC signed an agreement to sell its 25.2% share of the South Texas Project (STP) nuclear plant to an unrelated party for approximately $333 million, subject to closing adjustments. In June 2004, TCC received notice from co-owners of their decisions to exercise their rights of first refusal, with terms similar to the original agreement. In September 2004, TCC entered into sales agreements with two of its unaffiliated co-owners for the sale of TCC's 25.2% share of the STP nuclear plant. TCC does not expect the sale to have a significant effect on its results of operations. TCC expects the sale to close in the first six months of 2005. TCC's assets and liabilities related to STP have been classified as Assets Held for Sale - Texas Generation Plants and Liabilities Held for Sale - Texas Generation Plants, respectively, in TCC's Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

The assets and liabilities of the TCC plants held for sale at September 30, 2004 and December 31, 2003 are as follows:

                                 September 30, 2004     December 31, 2003
                                 ------------------     -----------------
                                                (in millions)
Assets:
Other Current Assets                      $24                    $57
Property, Plant and Equipment, Net        398                    797
Regulatory Assets                          53                     49
Decommissioning Trusts                    134                    125
                                         -----                -------
Total Assets Held for Sale               $609                 $1,028
                                         =====                =======

Liabilities:
Regulatory Liabilities                     $1                     $9
Asset Retirement Obligations              231                    219
                                         -----                -------
Total Liabilities Held for Sale          $232                   $228
                                         =====                =======


8.  BENEFIT PLANS
    -------------

APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC participate in AEP sponsored U.S. qualified pension plans and nonqualified pension plans. A substantial majority of employees are covered by either one qualified plan or both a qualified and a nonqualified pension plan. In addition, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC participate in other postretirement benefit plans sponsored by AEP to provide medical and death benefits for retired employees in the U.S.

The following tables provide the components of AEP's net periodic benefit cost (credit) for the plans for the three and nine months ended September 30, 2004 and 2003:


Three Months ended September 30, 2004 and 2003:
                                                                                                        U.S.
                                                                 U.S.                           Other Postretirement
                                                            Pension Plans                           Benefit Plans
                                                        ---------------------                 ------------------------
                                                        2004             2003                 2004                2003
                                                        ----             ----                 ----                ----
                                                                                (in millions)

Service Cost                                             $22              $20                  $10                 $10
Interest Cost                                             57               58                   29                  33
Expected Return on Plan Assets                           (73)             (79)                 (20)                (16)
Amortization of Transition
  (Asset) Obligation                                       -               (2)                   7                   7
Amortization of Net Actuarial Loss                         4                3                    9                  13
                                                         ----             ----                 ----                ----
Net Periodic Benefit Cost (Credit)                       $10               $-                  $35                 $47
                                                         ====             ====                 ====                ====



Nine Months ended September 30, 2004 and 2003:

                                                                                                        U.S.
                                                                 U.S.                           Other Postretirement
                                                            Pension Plans                           Benefit Plans
                                                       -----------------------               -------------------------
                                                        2004             2003                 2004                2003
                                                       ------           ------               ------              -----
                                                                                (in millions)
Service Cost                                             $65              $60                  $30                 $31
Interest Cost                                            171              175                   88                  98
Expected Return on Plan Assets                          (219)            (238)                 (61)                (48)
Amortization of Transition
  (Asset) Obligation                                       1               (6)                  21                  21
Amortization of Prior Service Cost                         -               (1)                   -                   -
Amortization of Net Actuarial Loss                        12                8                   27                  39
                                                        -----            -----                -----               -----
Net Periodic Benefit Cost (Credit)                       $30              $(2)                $105                $141
                                                        =====            =====                =====               =====

The following table provides the net periodic benefit cost (credit) for the plans by the following AEP registrant subsidiaries for the three and nine months ended September 30, 2004 and 2003:


Three Months ended September 30, 2004 and 2003:


                                                                                     U.S.
                                                     U.S.                    Other Postretirement
                                                Pension Plans                   Benefit Plans
                                             ------------------              --------------------

                                             2004          2003               2004          2003
                                             ----          ----               ----          ----
                                                                (in thousands)

      APCo                                   $318      $(1,300)               $6,446       $8,420
      CSPCo                                  (407)      (1,350)                2,762        3,671
      I&M                                   1,115         (203)                4,315        5,750
      KPCo                                    143         (142)                  740        1,011
      OPCo                                    (32)      (1,655)                5,260        7,052
      PSO                                     699          (73)                2,112        2,471
      SWEPCo                                  901          254                 2,100        2,566
      TCC                                     747          (31)                2,536        3,238
      TNC                                     338          152                 1,070        1,469


Nine Months ended September 30, 2004 and 2003:

                                                                                     U.S.
                                                    U.S.                     Other Postretirement
                                               Pension Plans                    Benefit Plans
                                            ------------------               --------------------

                                            2004          2003                 2004        2003
                                            ----          ----                 ----        ----
                                                               (in thousands)

      APCo                                   $953      $(3,900)              $19,338      $25,261
      CSPCo                                (1,220)      (4,050)                8,287       11,013
      I&M                                   3,345         (607)               12,945       17,249
      KPCo                                    430         (424)                2,221        3,032
      OPCo                                    (94)      (4,967)               15,779       21,156
      PSO                                   2,096         (219)                6,336        7,413
      SWEPCo                                2,703          762                 6,300        7,698
      TCC                                   2,241          (93)                7,608        9,713
      TNC                                   1,014          456                 3,210        4,406


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

10.  FINANCING ACTIVITIES
     --------------------

Long-term debt and other securities issued and retired during the first nine months of 2004 were:

                                                                      Principal              Interest
Company                                Type of Debt                     Amount                 Rate            Due Date
-------                                ------------                   ---------              --------          --------
                                                                    (in thousands)              (%)
Issuances:
----------
APCo                        Senior Unsecured Notes                    $125,000                Variable            2007
CSPCo                       Installment Purchase Contracts              48,550                Variable            2038
CSPCo                       Installment Purchase Contracts              43,695                Variable            2038
PSO                         Installment Purchase Contracts              33,700                Variable            2014
PSO                         Senior Unsecured Notes                      50,000                  4.70              2009
SWEPCo                      Installment Purchase Contracts              53,500                Variable            2019
SWEPCo                      Installment Purchase Contracts              41,135                Variable            2011


                                                                      Principal             Interest
Company                                Type of Debt                     Amount                Rate              Due Date
-------                                ------------                   ---------             --------            --------


                                                                    (in thousands)             (%)
Retirements:
------------
APCo                        First Mortgage Bonds                         21,000               7.70                2004
APCo                        First Mortgage Bonds                         45,000               7.125               2024
APCo                        Installment Purchase Contracts               40,000               5.45                2019
CSPCo                       First Mortgage Bonds                         11,000               7.60                2024
CSPCo                       Installment Purchase Contracts               48,550               6.375               2020
CSPCo                       Installment Purchase Contracts               43,695               6.25                2020
I&M                         First Mortgage Bonds                         30,000               7.20                2024
I&M                         First Mortgage Bonds                         25,000               7.50                2024
I&M                         Senior Unsecured Notes                      150,000               6.875               2004
OPCo                        Installment Purchase Contracts               50,000               6.85                2022
OPCo                        Notes Payable                                 3,000               6.27                2009
OPCo                        Notes Payable                                 4,390               6.81                2008
OPCo                        First Mortgage Bonds                         10,000               7.30                2024
OPCo                        Senior Unsecured Notes                      140,000               7.375               2038
OPCo                        Senior Unsecured Notes                      100,000               6.75                2004
OPCo                        Senior Unsecured Notes                       75,000               7.00                2004
PSO                         Notes Payable to Trust                       77,320               8.00                2037
PSO                         Installment Purchase Contracts                1,000               5.90                2007
PSO                         Installment Purchase Contracts               33,700               4.875               2014
SWEPCo                      Installment Purchase Contracts               53,500               7.60                2019
SWEPCo                      Installment Purchase Contracts               12,290               6.90                2004
SWEPCo                      Installment Purchase Contracts               12,170               6.00                2008
SWEPCo                      Installment Purchase Contracts               17,125               8.20                2011
SWEPCo                      First Mortgage Bonds                         80,000               6.875               2025
SWEPCo                      First Mortgage Bonds                         40,000               7.75                2004
SWEPCo                      Notes Payable                                 5,122               4.47                2011
SWEPCo                      Notes Payable                                 2,250               Variable            2008
TCC                         Notes Payable to Trust                      140,889               8.00                2037
TCC                         First Mortgage Bonds                          6,195               6.625               2005
TCC                         Securitization Bonds                         48,551               3.54                2005
TNC                         First Mortgage Bonds                         24,036               6.125               2004


                                                                        Principal            Interest
Company                         Type of Debt                              Amount               Rate             Due Date
-------                         ------------                            ---------            --------           --------
                                                                      (in thousands)            (%)
Defeasance:
-----------

TCC                         First Mortgage Bonds                        $27,400 (a)           7.25                2004
TCC                         First Mortgage Bonds                         65,763 (a)           6.625               2005
TCC                         First Mortgage Bonds                         18,581 (a)           7.125               2008

(a) Trust fund assets for defeasance of First Mortgage Bonds of $100 million are included in Other Cash Deposits and $22 million in Bond Defeasance Funds in TCC's Consolidated Balance Sheets at
      September 30, 2004. Trust fund assets are restricted for exclusive use in funding the interest and principal due on the First
      Mortgage Bonds.


In addition to the transactions reported in the table above, the following table lists intercompany issuances and retirements of debt due to AEP:


                                                                      Principal            Interest
Company                     Type of Debt                                Amount               Rate               Due Date
-------                     ------------                              ---------            --------             --------
                                                                    (in thousands)            (%)
Issuances:
----------

CSPCo                       Notes Payable                              $100,000               4.64                2010
KPCo                        Notes Payable                                20,000               5.25                2015
OPCo                        Notes Payable                               200,000               5.25                2015
OPCo                        Notes Payable                               200,000               3.32                2006
SWEPCo                      Notes Payable                                50,000               4.45                2010

Retirements:
------------

None.


Lines of Credit - AEP System
----------------------------

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of its subsidiaries. The corporate borrowing program includes a utility money pool, which funds the utility subsidiaries and a non-utility money pool, which funds the majority of the non-utility subsidiaries. Utility money pool participants include AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC (domestic utility companies). In addition, the AEP System also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in the non-utility money pool for regulatory or operational reasons. The AEP System Corporate Borrowing Program operates in accordance with the terms and conditions outlined by the SEC. AEP has authority from the SEC through March 31, 2006 for short-term borrowings sufficient to fund the utility money pool and the non-utility money pool as well as its own requirements in an amount not to exceed $7.2 billion. The utility money pool participants' money pool activity and corresponding SEC authorized limits for the first nine months of 2004 are described in the following table:


                                          Maximum Loans   Loans (Borrowings) to/from      SEC Authorized
              Maximum Borrowings from      to Utility      Utility Money Pool as of    Short-Term Borrowing
Company          Utility Money Pool        Money Pool         September 30, 2004              Limit
-------       ------------------------   -------------    ---------------------------  --------------------
                                                    (in thousands)

AEGCo                 $56,525                    $-                $(15,497)                $125,000
APCo                  172,423                32,575                  23,779                  600,000
CSPCo                  29,687               184,962                 158,371                  350,000
I&M                   216,528                16,625                 (98,762)                 500,000
KPCo                   44,749                38,242                  37,779                  200,000
OPCo                   81,862               297,136                 232,212                  600,000
PSO                   145,619                20,076                 (19,259)                 300,000
SWEPCo                 71,252                96,615                  96,615                  350,000
TCC                   109,696               427,414                 172,051                  600,000
TNC                    16,136                85,482                  54,495                  250,000


For the first nine months of 2004, the maximum and minimum interest rates for funds borrowed from the utility money pool were 1.92% and 1.32%, respectively. For the first nine months of 2004, the maximum and minimum interest rates for funds loaned to the utility money pool were 1.93% and 0.89%, respectively.


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

Significant Matters
-------------------

RTO Formation
-------------

The FERC's AEP-CSW merger approval and many of the settlement agreements with the state regulatory commissions to approve the AEP-CSW merger required the transfer of functional control of our subsidiaries' transmission systems to RTOs. In addition, legislation in some of our states requires RTO participation.

Our AEP East companies joined PJM RTO on October 1, 2004. To minimize the credit requirements and operating constraints when joining PJM, the AEP East companies as well as Wheeling Power Company and Kingsport Power Company, have agreed to a netting of all payment obligations incurred by any of the AEP East companies against all balances due the AEP East companies, and to save PJM harmless from actions that any one or more AEP East companies may take with respect to PJM.

AEP West companies are members of ERCOT or SPP. In February 2004, the FERC granted RTO status to the SPP, subject to fulfilling specified requirements. In October 2004, the FERC issued an order granting final RTO status to SPP subject to certain filings. Regulatory activities concerning various RTO issues are ongoing in Arkansas and Louisiana.

FERC Order on Regional Through and Out Rates
--------------------------------------------

In July 2003, the FERC issued an order directing PJM and the Midwest Independent System Operator (ISO) to make compliance filings for their respective OATTs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within the proposed Midwest ISO and PJM expanded regions (Combined Footprint). The elimination of the T&O rates will reduce the transmission service revenues collected by the RTOs and thereby reduce the revenues received by transmission owners under the RTOs' revenue distribution protocols.

AEP and several other utilities in the Combined Footprint have filed a proposal for new rates to become effective December 1, 2004. The AEP East companies received approximately $157 million of T&O rate revenues for the twelve months ended December 31, 2003. At this time, management is unable to predict whether the rate design approved by the FERC will fully compensate the AEP East companies for their lost T&O revenues and whether any resultant increase in rates applicable to AEP's internal load will be recoverable on a timely basis from state retail customers. Unless new replacement rates compensate AEP for its lost revenues and any increase in AEP East Companies' transmission expenses from these new rates are fully recovered in retail rates on a timely basis, future results of operations, cash flows and financial condition will be adversely affected.

Texas Regulatory Activity
-------------------------

Texas Legislation enacted in 1999 provides the framework and timetable to allow retail electricity competition.

The Texas Legislation, among other things:
 o provides for the recovery of generation-related regulatory assets and other stranded generation costs through securitization and non-bypassable wires charges,
 o requires each utility to structurally unbundle into a retail electric provider, a power generation company and a transmission and distribution (T&D) utility,
 o provides for an earnings test for each of the years 1999 through 2001 and,
 o provides for a stranded cost True-up Proceeding after January 10, 2004.

The True-up Proceedings will determine the amount and recovery of:
 o stranded generation plant costs and generation-related regulatory assets including any unrefunded accumulated excess earnings (net stranded generation costs),
 o carrying charges on true-up-amounts from January 1, 2002 (the commencement date of retail competition),
 o a true-up of actual market prices determined through legislatively-mandated capacity auctions to the power costs used in the PUCT's excess cost over market (ECOM) model for 2002 and 2003 (wholesale capacity auction true-up),
 o  final approved deferred fuel balance,
 o excess of price-to-beat revenues over market prices subject to certain conditions and limitations (retail clawback),
 o  and other true-up items.

TCC's recorded net regulatory asset for amounts subject to approval in the True-up Proceeding is approximately $1.5 billion at September 30, 2004 of which $1.3 billion represents net stranded generation costs.

In September 2004, the PUCT held true-up hearings for another utility, CenterPoint Energy, Inc. (CenterPoint). In that case the PUCT is expected to issue an order later in November 2004 addressing numerous items and that decision may provide indications of possible PUCT actions in TCC's true-up proceedings including:
 o the methodology for calculating the recoverable carrying cost related to the True-up Proceedings,
 o whether to and how to modify the calculation of the wholesale capacity auction true-up, and
 o whether the amount of depreciation in the ECOM model on generation assets for 2002 and 2003 used to calculate the wholesale capacity auction true-up is a recovery of net stranded generation costs and should reduce the recoverable cost. The total TCC depreciation in the ECOM model for the 2002-2003 period was $238 million.

When TCC's True-up Proceeding is completed, TCC currently intends to file to recover PUCT-approved net stranded generation costs and other recoverable true-up amounts that are in excess of current securitized amounts, plus appropriate carrying charges, through a non-bypassable competition transition charge in the regulated T&D rates. TCC may seek to securitize the approved net stranded generation costs plus related carrying costs. The annual costs of securitization are recoverable through a non-bypassable transition charge collected by the T&D utility over the term of the securitization bonds.

TCC will seek to recover in the True-up Proceeding an amount in excess of the $1.5 billion recorded net true-up regulatory asset through September 30, 2004. This is primarily due to TCC not having accrued a carrying cost on its net regulatory asset due to litigation and uncertainties associated with the treatment and measurement of such amounts by the PUCT. Management expects that its review of the final order in the CenterPoint case will resolve numerous uncertainties about applicable PUCT positions and that TCC will be able to record a carrying cost in the fourth quarter of 2004.

Due to the preliminary nature of the pending CenterPoint proceedings and the consequent uncertainty, differences between CenterPoint's and TCC's facts and circumstances and the lack of direct applicability of the CenterPoint proceeding to TCC's recorded assets, management cannot, at this time, determine whether disallowances that may be applicable to CenterPoint would be applicable to TCC. Management believes that TCC's recorded regulatory assets are in compliance with Texas Legislation and TCC intends to seek vigorously recovery of these amounts. If, however, management determines that it is probable TCC cannot recover a portion of its recorded net true-up regulatory asset of $1.5 billion, and management is able to estimate the amount of such non-recovery, TCC will record a provision for such amount which could have a material adverse effect on future results of operations, cash flows and possible financial condition. To the extent decisions in the TCC True-up Proceeding differ from management expectations based in part on their evaluation of the final CenterPoint decision, additional material disallowances are possible.

In another matter before to PUCT, TCC has filed for an adjusted $41 million base rate increase in its retail distribution rates. After hearing the case the ALJ has recommended a reduction in existing rates of $33 million to $43 million depending on the final treatment of consolidated tax savings and other remanded issues. TCC defended vigorously the requested increase and challenged the ALJ's recommendation in a brief. Hearings were held on the consolidated tax savings remand issue in September 2004. The PUCT is expected to issue a decision in the fourth quarter of 2004.

See Notes 3 and 4 for further discussion of Texas Regulatory Activity.

Ohio Regulatory Activity
------------------------

The Ohio Electric Restructuring Act of 1999 (Ohio Act) provides for a Market Development Period (MDP) during which retail customers can choose their electric power suppliers or receive Default Service at frozen generation rates from the incumbent utility. After the end of the MDP, January 1, 2006, customers were scheduled to move to market prices for the supply of electricity.

The PUCO invited default service providers to propose an alternative to all customers moving to market prices on January 1, 2006. On February 9, 2004, CSPCo and OPCo filed rate stabilization plans with the PUCO addressing prices following the end of the MDP. If approved by the PUCO, prices would be established pursuant to CSPCo's and OPCo's plans for the period from January 1, 2006 through December 31, 2008. The plans are intended to provide price stability and certainty for customers, facilitate the development of a competitive retail market in Ohio, provide recovery of environmental, RTO costs and other costs during the plan period and improve the environmental performance of AEP's generation resources that serve Ohio customers. The plans include annual, fixed increases in the generation component of all customers' bills (3% annually for CSPCo and 7% annually for OPCo) in 2006, 2007 and 2008 and the opportunity for additional generation-related increases upon PUCO review and approval. CSPCo's and OPCo's Rate Stabilization Plans also provide for the deferral of environmental construction and in-service carrying costs plus PJM RTO administrative fees in 2004 and 2005 for recovery through wires charges in 2006 through 2008. A non-affiliated utility received an order which rejected its request for automatic increases and cost deferrals during the MDP period. The PUCO has indicated in FirstEnergy companies' rate stabilization plans that these plans are specific to a company's requirements and characteristics and the PUCO's order in one case should not be considered a precedent for the plan of another company's rate stabilization plan. Management cannot predict whether CSPCo's and OPCo's plans will be approved as submitted nor can management predict the ultimate impact these proceedings will have on revenues, results of operations and cash flows. See Note 4 for further discussion of Ohio Regulatory Activity.

Unit Power Agreements
---------------------

A unit power agreement between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) such amounts, when added to amounts received by AEGCo from any other sources, will be at least sufficient to enable AEGCo to pay all its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by FERC. The I&M Power Agreement will continue in effect until the expiration of the lease term of Unit 2 of the Rockport Plant unless extended in specified circumstances.

Pursuant to an assignment between I&M and KPCo, and a unit power agreement between KPCo and AEGCo, AEGCo sells KPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KPCo has agreed to pay to AEGCo in consideration for the right to receive such power the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KPCo unit power agreement expires on December 31, 2004. The agreement will be extended through December 7, 2022, subject to both KPSC and FERC approval.

Litigation
----------

AEP subsidiaries continue to be involved in various litigation matters as described in the "Significant Factors - Litigation" section of Registrants' Combined Management's Discussion and Analysis in the 2003 Annual Report. The 2003 Annual Report should be read in conjunction with this report in order to understand other litigation matters that did not have significant changes in status since the issuance of the 2003 Annual Report, but may have a material impact on future results of operations, cash flows and financial condition. Other matters described in the 2003 Annual Report that did not have significant changes during the first nine months of 2004, that should be read in order to gain a full understanding of the current litigation include disclosure related to Potential Uninsured Losses.

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

Enron Bankruptcy - Commodity trading settlement disputes - In September 2003, Enron filed a complaint in the Bankruptcy Court against AEPES challenging AEP's offsetting of receivables and payables and related collateral across various Enron entities and seeking payment of approximately $125 million plus interest in connection with gas related trading transactions. AEP has asserted its right to offset trading payables owed to various Enron entities against trading receivables due to several AEP subsidiaries. The parties are currently in non-binding court-sponsored mediation.

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

Enron Bankruptcy - Summary - The amounts expensed in prior years in connection with the Enron bankruptcy were based on an analysis of contracts where AEP and Enron entities are counterparties, the offsetting of receivables and payables, the application of deposits from Enron entities and management's analysis of the HPL-related purchase contingencies and indemnifications. As noted above, Enron has challenged the offsetting of receivables and payables. Although management is unable to predict the outcome of these lawsuits, it is possible that their resolution could have an adverse impact on results of operations, cash flows or financial condition.

Merger Litigation
-----------------

In 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to adequately explain that the June 15, 2000 merger of AEP with CSW meets the requirements of the PUHCA and sent the case back to the SEC for further review. Specifically, the court told the SEC to revisit the basis for its conclusion that the merger met PUHCA requirements that utilities be "physically interconnected" and confined to a "single area or region." In August 2004, the SEC announced it would conduct hearings on this issue. The hearing is scheduled for January 2005.

In its June 2000 approval of the merger, the SEC agreed with AEP that the companies' systems are integrated because they have transmission access rights to a single high-voltage line through Missouri and also met the PUHCA's single region requirement. In its ruling, the appeals court said that the SEC failed to support and explain its conclusions that the interconnection and single region requirements are satisfied.

Management believes that the merger meets the requirements of the PUHCA and expects the matter to be resolved favorably.

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

On September 30, 2003, the CFTC filed a complaint against AEP and AEPES in federal district court in Columbus, Ohio. The CFTC alleges that AEP and AEPES provided false or misleading information about market conditions and prices of natural gas in an attempt to manipulate the price of natural gas in violation of the Commodity Exchange Act. The CFTC seeks civil penalties, restitution and disgorgement of benefits. AEP responded to the complaint in September 2004. In 2003, AEP recorded a provision related to these matters. AEP has engaged in settlement discussions with several agencies and is evaluating whether to conclude settlements in order to put these investigations behind AEP even though management believes the Company has meritorious legal positions and defenses. If AEP elects to settle all matters, the payments could exceed the 2003 provision and could have a material impact on our 2004 earnings and cash flows.

SWEPCo Notice of Enforcement and Notice of Citizen Suit
-------------------------------------------------------

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the Clean Air Act for alleged violations of various permit conditions in permits issued to SWEPCo's Welsh, Knox Lee, and Pirkey plants. This notice was prompted by allegations made by a terminated AEP employee. The allegations at the Welsh Plant concern compliance with emission limitations on particulate matter and carbon monoxide, compliance with a referenced design heat input value, and compliance with certain reporting requirements. The allegations at the Knox Lee Plant relate to the receipt of an off-specification fuel oil, and the allegations at Pirkey Plant relate to testing and reporting of volatile organic compound emissions. No action can be commenced until 60 days after the date of notice.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. The summary includes allegations concerning compliance with certain recordkeeping and reporting requirements, compliance with a referenced design heat input value in the Welsh permit, compliance with a fuel sulfur content limit, and compliance with emission limits for sulfur dioxide.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On August 30, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the reporting of volatile organic compound emissions at the Pirkey Plant.

SWEPCo has previously reported to the TCEQ, deviations related to the receipt of off-specification fuel at Knox Lee, the volatile organic compound emissions at Pirkey, and the referenced recordkeeping and reporting requirements and heat input value at Welsh. SWEPCo is preparing additional responses to the Notice of Enforcement and the notice from the special interest groups. Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, cash flows or financial condition.

Carbon Dioxide Public Nuisance Claims
-------------------------------------

On July 21, 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other unaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Counsel on behalf of two special interest groups. The actions allege that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and seek injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. Management believes the actions are without merit and intends to defend vigorously against the claims.

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

This discussion updates certain events occurring in 2004. You should also read the "Significant Factors - Environmental Matters" section within Registrants' Combined Management's Discussion and Analysis in the 2003 Annual Report for a description of all material environmental matters affecting us, including, but not limited to, (1) the current air quality regulatory framework, (2) estimated air quality environmental investments, (3) Superfund and state remediation, (4) global climate change, and (5) costs for spent nuclear fuel disposal and decommissioning.

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

The Federal EPA recommends, and AEP supports, a second mercury emission reduction option. The second option would permit mercury emission reductions to be achieved from existing sources through a national cap-and-trade approach. The cap-and-trade approach would include a two-phase mercury reduction program for coal-fired utilities. This approach would coordinate the reduction requirements for mercury with the SO2 and NOx reduction requirements imposed on the same sources under the CAIR. Coordination is significantly more cost-effective because technologies like scrubbers and SCRs, which can be used to comply with the more stringent SO2 and NOx requirements, have also proven effective in reducing mercury emissions on certain coal-fired units that burn bituminous coal. The second option contemplates reducing mercury emissions from 48 tons to 34 tons by 2010 and to 15 tons by 2018. A supplemental proposal including unit-specific allocations and a framework for the emissions budgeting and trading program preferred by the Federal EPA was published in the Federal Register on March 16, 2004. AEP filed comments on both the initial proposal and the supplemental notice in June 2004.

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

While uncertainty remains as to whether future emission reduction requirements will result from new legislation or regulation, it is certain under either outcome that AEP subsidiaries will invest in additional conventional pollution control technology on a major portion of their coal-fired power plants. Finalization of new requirements for further SO2, NOx and/or mercury emission reductions will result in the installation of additional scrubbers, SCR systems and/or the installation of emerging technologies for mercury control. The cost of such facilities could have an adverse effect on future results of operations, cash flows and financial condition unless recovered from customers.

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

On June 18, 2004, the Federal EPA issued a Notice of Violation (NOV) in order to "perfect" its complaint in the pending litigation. The NOV expands the number of alleged "modifications" undertaken at the Amos, Cardinal, Conesville, Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV are already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaints and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing.

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

In September 2004, the Sierra Club filed a complaint under the citizen suit provisions of the CAA in the United States District Court for the Southern District of Ohio alleging that violations of the PSD and New Source Performance Standards requirements of the CAA and the opacity provisions of the Ohio state implementation plan occurred at the J.M. Stuart Station, and seeking injunctive relief and civil penalties.
Stuart Station is jointly owned by CSPCo (26%) and two unaffiliated utilities. Management believes the allegations in the complaint are without merit, and intend to defend vigorously this action. Management is unable to predict the timing of any future action by the special interest group or the effect of such actions on future operations or cash flows.

Clean Water Act Regulation
--------------------------

On July 9, 2004, the Federal EPA published in the Federal Registrar a rule pursuant to the Clean Water Act that will require all large existing, once-through cooled power plants to meet certain performance standards to reduce the mortality of juvenile and adult fish or other larger organisms pinned against a plant's cooling water intake screens. All plants must reduce fish mortality by 80% to 95%. A subset of these plants that are located on sensitive water bodies will be required to meet additional performance standards for reducing the number of smaller organisms passing through the water screens and the cooling system. These plants must reduce the rate of smaller organisms passing through the plant by 60% to 90%. Sensitive water bodies are defined as oceans, estuaries, the Great Lakes, and small rivers with large plants. These rules will result in additional capital and operation and maintenance expenses to ensure compliance. The estimated capital cost of compliance for the AEP System's facilities, based on the Federal EPA's analysis in the rule, is $193 million. Any capital costs associated with compliance activities to meet the new performance standards would likely be incurred during the years 2008 through 2010. Management has not independently confirmed the accuracy of the Federal EPA's estimate. The rule has provisions to limit compliance costs. Management may propose less costly site-specific performance criteria if compliance cost estimates are significantly greater than the Federal EPA's estimates or greater than the environmental benefits. The rule also allows for mitigation (also called restoration measures) if it is less costly and has equivalent or superior environmental benefits than meeting the criteria in whole or in part. Several states, electric utilities (including APCo) and environmental groups appealed certain aspects of the rule. Management cannot predict the outcome of the appeals. The following table shows the investment amount per subsidiary.

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


Other Matters
-------------

As discussed in the 2003 Annual Report, there are several "Other
Matters" affecting AEP subsidiaries. The current status of FERC's market power mitigation efforts is described below.

FERC Market Power Mitigation
----------------------------

In April 2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market-based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. These two screening tests include a "pivotal supplier" test which determines if the market load can be fully served by alternative suppliers and a "market share" test which compares the amount of surplus generation at the time of the applicant's minimum load. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order and directing AEP and two unaffiliated utilities to file generation market power analyses within 30 days. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way.

On August 9, 2004, AEP submitted its Market Power Analysis pursuant to the FERC's Orders on Rehearing. The analysis focused on the three major areas in which AEP serves load and owns generation resources -- ECAR, SPP and ERCOT, and the "first tier" control areas for each of those areas.

The pivotal supplier and market share screen analyses that AEP filed demonstrated that AEP does not possess market power in any of the control areas to which it is directly connected (first-tier markets). AEP passed both screening tests in all of its "first tier" markets. In its three "home" control areas, AEP easily passed the pivotal supplier test. AEP, as part of PJM, also passes the market share screen for the PJM destination market. AEP also passed the market share screen for ERCOT. AEP did not pass the market share screen as designed by the FERC for the SPP control area. Consequently, AEP also submitted substantial additional information, including historical purchase and sales data that demonstrates that AEP does not possess market power in any of the "home" destination markets. AEP requested that its existing market-based pricing authorization in all markets be continued based on this analysis. AEP also requested that the FERC rule without instituting a proceeding and without setting a refund date. This case is pending.

                             CONTROLS AND PROCEDURES
                             -----------------------

During the third quarter of 2004, management, including the principal executive officer and principal financial officer of AEP, AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC (collectively, the Registrants), evaluated the Registrants' disclosure controls and procedures relating to the recording, processing, summarization and reporting of information in the Registrants' periodic reports filed with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Registrants is made known to the Registrants' management, including these officers, by other employees of the Registrants, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. The Registrant's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of September 30, 2004, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives. The Registrants continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as events warrant.

There have been no changes in the Registrants' internal controls over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

         For a discussion of material legal proceedings, see Note 5, Commitments and Contingencies, incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table provides information about purchases by AEP (or its publicly-traded subsidiaries) during the quarter ended September 30, 2004 of equity securities that are registered by AEP (or its publicly-traded subsidiaries) pursuant to Section 12 of the Exchange
         Act:

                                                   ISSUER PURCHASES OF EQUITY SECURITIES
                                                   -------------------------------------
                                                                                                               Maximum Number
                                                                                                              (or Approximate
                                                                                         Total Number        Dollar Value) of
                                                                                    of Shares Purchased as  Shares that May Yet
                                                                                       Part of Publicly         Be Purchased
                                      Total Number of           Average Price          Announced Plans        Under the Plans
                   Period          Shares Purchased (1)        Paid per Share            or Programs            or Programs
                   ------          --------------------        --------------       ----------------------  --------------------

         07/01/04 - 07/31/04               175                       $65                      -                     $-
         08/01/04 - 08/31/04                -                         -                       -                      -
         09/01/04 - 09/30/04                -                         -                       -                      -
                                           ---                       ---                     ---                    ---
         Total                             175                       $65                      -                     $-
                                           ===                       ===                     ===                    ===

          (1)  I&M repurchased an aggregate of 175 shares of its 4.12% cumulative preferred stock, in a privately-negotiated transaction outside of an announced program.


Item 5.  Other Information
         -----------------

         NONE

Item 6.  Exhibits
         --------

         AEP

               *10(a) - Supplemental Retirement Savings Plan [Current Report on Form 8-K, dated September 1, 2004, File No. 1-3525, Exhibit 99.1] 10(b) - Letter Agreement dated June 9, 2004 between AEPSC and Carl English.
               10(c) - Form of Performance Share Award Agreement

         TCC

               10(a) - Purchase and Sale Agreement by and between AEP Texas Central Company and City of San Antonio (acting by and through the City Public Service Board of San Antonio) and Texas Genco, L.P., dated as of September 3, 2004.

         OPCo

               10(a) - Amendment No. 9, dated as of July 1, 2003 to Station Agreement dated as of January 1, 1968, as amended, among OPCo, Buckeye Power, Inc. and Cardinal Operating Company

         AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC

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

               *Denotes exhibits incorporated by reference.

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



Date: November 5, 2004