Form 10-K/A
period 2004-12-31
AMERICAN ELECTRIC POWER CO INC; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; KENTUCKY POWER CO; COLUMBUS SOUTHERN POWER CO /OH/; APPALACHIAN POWER CO; AEP GENERATING CO /OH/; AEP TEXAS NORTH CO; INDIANA MICHIGAN POWER CO
filed 2005-05-06
CIK 4904, 92487, 81027, 73986, 55373, 22198, 6879, 857571, 105860, 50172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K/A

(Amendment No. 1 to Form 10-K)
___________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission File Number	Registrants; States of Incorporation; Address and Telephone Number	I.R.S. Employer Identification Nos.
1-3525	American Electric Power Company, Inc. (A New York Corporation)	13-4922640
0-18135	AEP Generating Company (An Ohio Corporation)	31-1033833
0-346	AEP Texas Central Company (A Texas Corporation)	74-0550600
0-340	AEP Texas North Company (A Texas Corporation)	75-0646790
1-3457	Appalachian Power Company (A Virginia Corporation)	54-0124790
1-2680	Columbus Southern Power Company (An Ohio Corporation)	31-4154203
1-3570	Indiana Michigan Power Company (An Indiana Corporation)	35-0410455
1-6858	Kentucky Power Company (A Kentucky Corporation)	61-0247775
1-6543	Ohio Power Company (An Ohio Corporation)	31-4271000
0-343	Public Service Company of Oklahoma (An Oklahoma Corporation)	73-0410895
1-3146	Southwestern Electric Power Company (A Delaware Corporation)	72-0323455

All Registrants	1 Riverside Plaza, Columbus, Ohio 43215 Telephone (614) 716-1000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒. No. ☐

Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether American Electric Power Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate by check mark whether AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

[AEP Generating Company, AEP Texas North Company, Columbus Southern Power Company, Kentucky Power Company and Public Service Company of Oklahoma meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.]

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
AEP Generating Company	None
AEP Texas Central Company	None
AEP Texas North Company	None
American Electric Power Company, Inc.	Common Stock, $6.50 par value	New York Stock Exchange
	9.25% Equity Units	New York Stock Exchange
Appalachian Power Company	None
Columbus Southern Power Company	None
Indiana Michigan Power Company	6% Senior Notes, Series D, Due 2032	New York Stock Exchange
Kentucky Power Company	None
Ohio Power Company	None
Public Service Company of Oklahoma	6% Senior Notes, Series B, Due 2032	New York Stock Exchange
Southwestern Electric Power Company	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
AEP Generating Company	None
AEP Texas Central Company	4.00% Cumulative Preferred Stock, Non-Voting, $100 par value
4.20% Cumulative Preferred Stock, Non-Voting, $100 par value
AEP Texas North Company	None
American Electric Power Company, Inc.	None
Appalachian Power Company	4.50% Cumulative Preferred Stock, Voting, no par value
Columbus Southern Power Company	None
Indiana Michigan Power Company	4.125% Cumulative Preferred Stock, Non-Voting, $100 par value
Kentucky Power Company	None
Ohio Power Company	4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma	None
Southwestern Electric Power Company	4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
5.00% Cumulative Preferred Stock, Non-Voting, $100 par value

	Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants at December 31, 2004	Number of shares of common stock outstanding of the registrants at December 31, 2004
AEP Generating Company	None	1,000
		($1,000 par value)
AEP Texas Central Company	None	2,211,678
		($25 par value)
AEP Texas North Company	None	5,488,560
		($25 par value)
American Electric Power Company, Inc.	$13,593,768,974	395,858,153
		($6.50 par value)
Appalachian Power Company	None	13,499,500
		(no par value)
Columbus Southern Power Company	None	16,410,426
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Kentucky Power Company	None	1,009,000
		($50 par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

Note On Market Value Of Common Equity Held By Non-Affiliates

American Electric Power Company, Inc. owns, directly or indirectly, all of the common stock of AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see Item 12 of the Form 10-K which this Form 10-K/A amends).

This combined Form 10-K/A is separately filed by AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Except for American Electric Power Company, Inc., each registrant makes no representation as to information relating to the other registrants.

You can access financial and other information at AEP’s website, including AEP’s Principles of Business Conduct (which also serves as a code of ethics applicable to Item 10 of the Form 10-K which this Form 10-K/A amends), certain committee charters and Principles of Corporate Governance. The address is www.AEP.com. AEP makes available, free of charge on its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

TABLE OF CONTENTS
Item Number			Page Number

		Explanatory Note	1

9	A	Controls And Procedures	2

15		Exhibits, Financial Statement Schedules
		Signatures	3
		Certifications	E-1

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 1, 2005 by American Electric Power Company, Inc. (“AEP”), AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each, together with AEP, a “Registrant” and collectively, together with AEP, the “Registrants”). This amendment responds to certain comments of the Staff of the Securities and Exchange Commission in connection with its review of the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This amendment supplements the definition of disclosure controls and procedures and rephrases the language regarding changes in internal controls implemented during the fourth quarter of 2004. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by each Registrant’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of each Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

During 2004, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc. (“AEP”), AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each, together with AEP, a “Registrant” and collectively, together with AEP, the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2004, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

The only change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting, relates to AEP’s and AEP’s East Zone public utility subsidiaries’ integration with PJM on October 1, 2004, which resulted in our implementing and modifying a number of business processes and controls to facilitate participation in, and resultant settlement within, the PJM market.

Additional information required by this item of AEP, as an accelerated filer, is incorporated by reference to Management’s Report on Internal Controls over Financial Reporting, included in AEP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Electric Power Company, Inc.

By:	/s/ SUSAN TOMASKY
(Susan Tomasky, Executive Vice President
and Chief Financial Officer)

Date: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer:

*Michael G. Morris	Chairman of the Board, President,	May 6, 2005
Chief Executive Officer
and Director

(ii) Principal Financial Officer:

/s/ Susan Tomasky	Executive Vice President and	May 6, 2005
(Susan Tomasky)	Chief Financial Officer

(iii) Principal Accounting Officer:

/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and	May 6, 2005
(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*E. R. Brooks
*Donald M. Carlton
*John P. Desbarres
*Robert W. Fri
*William R. Howell
*Lester A. Hudson, Jr.
*Leonard J. Kujawa
*Lionel L. Nowell, III
*Richard L. Sandor
*Donald G. Smith
*Kathryn D. Sullivan

*By:	/s/ Susan Tomasky	May 6, 2005
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

AEP Generating Company

By:	/s/ Susan Tomasky
(Susan Tomasky, Vice President and Chief Financial Officer)

Date: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

(i) Principal Executive Officer:

*Michael G. Morris	Chairman of the Board,	May 6, 2005
Chief Executive Officer and Director

(ii) Principal Financial Officer:

/s/ Susan Tomasky	Vice President,	May 6, 2005
(Susan Tomasky)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

/s/ Joseph M. Buonaiuto	Controller and	May 6, 2005
(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

* THOMAS M. HAGAN
* JOHN B. KEANE
*ROBERT P. POWERS
*STEPHEN P. SMITH

*By:	/s/ Susan Tomasky	May 6, 2005
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

AEP Texas Central Company
AEP Texas North Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

By:	/s/ Susan Tomasky
(Susan Tomasky, Vice President and Chief Financial Officer)

Date: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

(i) Principal Executive Officer:

*Michael G. Morris	Chairman of the Board,	May 6, 2005
Chief Executive Officer and Director

(ii) Principal Financial Officer:

/s/ Susan Tomasky	Vice President,	May 6, 2005
(Susan Tomasky)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

/s/ Joseph M. Buonaiuto	Controller and	May 6, 2005
(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Carl L. English
*thomas M. Hagan
*John B. Keane
*Venita McCellon-Allen
*Robert P. Powers
*Stephen P. Smith

*By:	/s/ Susan Tomasky	May 6, 2005
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

Appalachian Power Company
Columbus Southern Power Company
Kentucky Power Company
Ohio Power Company

By:	/s/ Susan Tomasky
(Susan Tomasky, Vice President and Chief Financial Officer)

Date: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

(i) Principal Executive Officer:

*Michael G. Morris	Chairman of the Board,	May 6, 2005
Chief Executive Officer and Director

(ii) Principal Financial Officer:

/s/ Susan Tomasky	Vice President,	May 6, 2005
(Susan Tomasky)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

/s/ Joseph M. Buonaiuto	Controller and	May 6, 2005
(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Carl L. English
*John B. Keane
*Holly K. Koeppel
*Venita McCellon-Allen
*Robert P. Powers
*Stephen P. Smith

*By:	/s/ Susan Tomasky	May 6, 2005
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
(Susan Tomasky, Vice President and Chief Financial Officer)

Date: May 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

(i) Principal Executive Officer:

*Michael G. Morris	Chairman of the Board,	May 6, 2005
Chief Executive Officer and Director

(ii) Principal Financial Officer:

/s/ Susan Tomasky	Vice President,	May 6, 2005
(Susan Tomasky)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

/s/ Joseph M. Buonaiuto	Controller and	May 6, 2005
(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*K. G. Boyd
*John E. Ehler
*Carl L. English
*Patrick C. Hale
*Holly Keller Koeppel
*David L. Lahrman
*Marc E. Lewis
*Venita McCellon-Allen
*Susanne M. Moorman Rowe
*Robert P. Powers
*John R. Sampson

*By:	/s/ Susan Tomasky	May 6, 2005
(Susan Tomasky, Attorney-in-Fact)

EXHIBIT INDEX

The documents listed below are being filed on behalf of the Registrants.
Exhibit Designation	Nature of Exhibit
REGISTRANT: AEP File No. 1-3525
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: AEGCo File No. 0-18135
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: APCo File No. 1-3457
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: CSPCo File No. 1-2680
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: I&M File No. 1-3570
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: KPCo File No. 1-6858
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: OPCo File No.1-6543
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: PSO File No. 0-343
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: SWEPCo File No. 1-3146
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: TCC File No. 0-346
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: TNC File No. 0-340
31(c)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
E-1