Form 10-Q
period 2005-09-30
AMERICAN ELECTRIC POWER CO INC
filed 2005-11-08
CIK 4904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)
Yes ___	No X

AEP Generating Company, AEP Texas North Company, Columbus Southern Power Company, Kentucky Power Company and Public Service Company of Oklahoma meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Number of Shares of Common Stock Outstanding at October 31, 2005

American Electric Power Company, Inc.	393,684,291

AEP Generating Company	1,000

AEP Texas Central Company	2,211,678

AEP Texas North Company	5,488,560

Appalachian Power Company	13,499,500

Columbus Southern Power Company	16,410,426

Indiana Michigan Power Company	1,400,000

Kentucky Power Company	1,009,000

Ohio Power Company	27,952,473

Public Service Company of Oklahoma	9,013,000

Southwestern Electric Power Company	7,536,640

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

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
Condensed Notes to Condensed Consolidated Financial Statements

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

Southwestern Electric Power Company Consolidated:
Management’s Financial Discussion and Analysis
Quantitative and Qualitative Disclosures About Risk Management Activities
Condensed Consolidated Financial Statements

Condensed Notes to Financial Statements of Registrant Subsidiaries

Combined Management’s Discussion and Analysis of Registrant Subsidiaries

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits:
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

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an electric utility subsidiary of AEP.
AEP or Parent	American Electric Power Company, Inc.
AEP Consolidated	AEP and its majority owned consolidated subsidiaries and consolidated affiliates.
AEP Credit	AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated domestic electric utility companies.
AEP East companies	APCo, CSPCo, I&M, KPCo and OPCo.
AEPES	AEP Energy Services, Inc., a subsidiary of AEP Resources, Inc.
AEP System or the System	American Electric Power System, an integrated electric utility system, owned and operated by AEP’s electric utility subsidiaries.
AEP System Power Pool or AEP Power Pool	Members are APCo, CSPCo, I&M, KPCo and OPCo. The Pool shares the generation, cost of generation and resultant wholesale off-system sales of the member companies.
AEPSC	American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP West companies	PSO, SWEPCo, TCC and TNC.
AFUDC	Allowance for Funds Used During Construction.
ALJ	Administrative Law Judge.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
ARO	Asset Retirement Obligations.
CAA	Clean Air Act.
COLI	Corporate owned, life insurance program.
Cook Plant	The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CSPCo	Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW	Central and South West Corporation, a subsidiary of AEP (Effective January 21, 2003, the legal name of Central and South West Corporation was changed to AEP Utilities, Inc.).
DETM	Duke Energy Trading and Marketing L.L.C., a risk management counterparty.
DOE	United States Department of Energy.
ECAR	East Central Area Reliability Council.
EITF	Financial Accounting Standards Board’s Emerging Issues Task Force.
ERCOT	Electric Reliability Council of Texas.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FIN 46	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”
GAAP	Generally Accepted Accounting Principles.
HPL	Houston Pipeline Company.
IGCC	Integrated Gasification Combined Cycle, technology that turns coal into a cleaner-burning gas.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IPP	Independent Power Producers.
IURC	Indiana Utility Regulatory Commission.
JMG	JMG Funding LP.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWH	Kilowatthour.
LIG	Louisiana Intrastate Gas, a former AEP subsidiary.
ME SWEPCo	Mutual Energy SWEPCo L.P., a Texas retail electric provider.
MISO	Midwest Independent Transmission System Operator.
MLR	Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWH	Megawatthour.
NOx	Nitrogen oxide.
Nonutility Money Pool	AEP System’s Nonutility Money Pool.
NSR	New Source Review.
NYMEX	New York Mercantile Exchange.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OTC	Over the counter.
PJM	Pennsylvania - New Jersey - Maryland regional transmission organization.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	The Public Utility Commission of Texas.
PUHCA	Public Utility Holding Company Act.
PURPA	Public Utility Regulatory Policies Act of 1978.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants; AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC.
REP	Texas Retail Electric Provider.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant	A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport, Indiana owned by AEGCo and I&M.
RTO	Regional Transmission Organization.
S&P	Standard and Poor’s.
SCR	Selective Catalytic Reduction.
SEC	United States Securities and Exchange Commission.
SECA	Seams Elimination Cost Allocation.
SFAS	Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board.
SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
SFAS 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.
SIA	System Integration Agreement.
SNF	Spent Nuclear Fuel.
SO2	Sulfur Dioxide.
SPP	Southwest Power Pool.
STP	South Texas Project Nuclear Generating Plant.
Sweeny	Sweeny Cogeneration Limited Partnership, owner and operator of a four unit, 480 MW gas-fired generation facility, owned 50% by AEP.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC	AEP Texas Central Company, an AEP electric utility subsidiary.
Tenor	Maturity of a contract.
TEM	SUEZ Energy Marketing NA, Inc. (formerly known as Tractebel Energy Marketing, Inc.).
Texas Restructuring Legislation	Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNC	AEP Texas North Company, an AEP electric utility subsidiary.
True-up Proceeding	A filing made under the Texas Restructuring Legislation to finalize the amount of stranded costs and other true- up items and the recovery of such amounts.
TVA	Tennessee Valley Authority.
Utility Money Pool	AEP System’s Utility Money Pool.
VaR	Value at Risk, a method to quantify risk exposure.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric distribution subsidiary.
Zimmer Plant	William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by CSPCo.

FORWARD-LOOKING INFORMATION

This report made by AEP and its Registrant Subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its Registrant Subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Electric load and customer growth.
•	Weather conditions, including storms.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness of fuel suppliers and transporters.
•	Availability of generating capacity and the performance of our generating plants.
•	Our ability to recover regulatory assets and stranded costs in connection with deregulation.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
•	Our ability to build or acquire generating capacity when needed at acceptable prices and terms and to recover those costs through applicable rate cases.
•	New legislation, litigation and government regulation including requirements for reduced emissions of sulfur, nitrogen, mercury, carbon and other substances.
•
Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions (including rate or other recovery for new investments, transmission service and environmental compliance).

•	Resolution of litigation (including pending Clean Air Act enforcement actions and disputes arising from the bankruptcy of Enron Corp.).
•	Our ability to constrain operation and maintenance costs.
•	Our ability to sell assets at acceptable prices and other acceptable terms, including rights to share in earnings derived from the assets subsequent to their sale.
•	The economic climate and growth in our service territory and changes in market demand and demographic patterns.
•	Inflationary trends.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity, natural gas and other energy-related commodities.
•	Changes in the creditworthiness and number of participants in the energy trading market.
•	Changes in the financial markets, particularly those affecting the availability of capital and our ability to refinance existing debt at attractive rates.
•	Actions of rating agencies, including changes in the ratings of debt.
•	Volatility and changes in markets for electricity, natural gas and other energy-related commodities.
•	Changes in utility regulation, including membership in regional transmission structures.
•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•	The performance of our pension and other postretirement benefit plans.
•	Prices for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes and other catastrophic events.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Utility Operations Segment Results
Net income from our Utility Operations was $352 million for the third quarter of 2005, representing a decrease of $7 million when compared with net income from our Utility Operations for the third quarter of 2004. The decrease was primarily due to a $26 million after-tax impairment related to our commitment to a plan to retire two units at CSPCo’s Conesville Plant. Strong retail and wholesale sales due to warmer weather, customer growth and higher wholesale prices, net of increased fuel costs and higher operating expenses, partially offset the Conesville impairment.

Acquisition
In August 2005, we announced an agreement to purchase the Ceredo Generating Station for approximately $100 million. The Ceredo Generating Station is a natural-gas-fired plant with capacity of 505 megawatts located near Ceredo, West Virginia. This purchase is part of our broad strategy to meet the growing capacity needs of our customer base and reduce reliance on the marketplace. We expect this acquisition to close in the latter part of 2005 or first quarter of 2006.

Dividend Increase
On October 26, 2005, our Board of Directors approved a six percent increase in our quarterly dividend to $0.37 per share from $0.35 per share. We also announced criteria that will be used to make future dividend recommendations to the Board.

Regulatory Activity
West Virginia
In August 2005, APCo and WPCo jointly filed with the Public Service Commission of West Virginia for a $183 million revenue increase. The companies proposed the requested increase to be phased-in over four years. The primary reasons for the request include increasing costs for coal, purchased power and environmental improvement construction projects. A final order is expected in June 2006.

Kentucky
In September 2005, KPCo filed with the Kentucky Public Service Commission for a $65 million revenue increase. The primary reason for the request is to recover increasing costs associated with providing safe and reliable electric service to customers. A final order is expected in April 2006.

Texas
In September 2005, we filed rebuttal testimony in our stranded cost recovery proceeding addressing the issues raised by the various intervenors and PUCT staff. The issues raised were similar to those raised in other nonaffiliated utilities’ True-up Proceedings. Texas Restructuring Legislation provides for a PUCT decision within 150 days after filing. Hearings concluded in October 2005 and a final order is expected in the fourth quarter of 2005.

Fuel Costs
Market prices for coal, natural gas and oil increased dramatically during 2004 and have continued to increase in 2005. These increasing fuel costs are the result of increasing worldwide demand, supply interruptions and uncertainty, anticipation and ultimate promulgation of clean air rules and transportation constraints, as well as other market factors. We manage price and performance risk, particularly for coal, through a portfolio of contracts of varying durations and other fuel procurement and management activities. We have fuel recovery mechanisms for about 45% of our fuel costs in our various jurisdictions. Additionally, about 25% of our fuel is used for off-system sales where prices for our power should allow us to recover our cost of fuel. Accordingly, we should recover approximately 70% of fuel cost increases. The remaining 30% of our fuel costs relate primarily to Ohio and West Virginia customers, where we do not currently have fuel cost recovery mechanisms. Such percentages are subject to change over time based on fuel cost impacts, fuel caps and freezes and changes to the recovery mechanisms at jurisdictions in our individual operating companies. In August 2005, APCo filed in West Virginia to reinstate the suspended fuel cost recovery mechanism.  In addition, our Ohio companies will be increasing their generation rates in 2006, as previously approved by the PUCO in our Rate Stabilization Plans.

During the third quarter of 2005 as compared to the same period in 2004, higher coal costs reduced gross margins by approximately $22 million and our year-to-date reduction in gross margins related to fuel costs is approximately $119 million. Several major events have impacted fuel costs in 2005. In January, deliveries of coal were restricted due to flooding and restricted shipping on the Ohio River at the Belleville Lock and Dam. Central Appalachian coal deliveries were also affected early in the year by rail transportation limitations resulting in performance issues among coal suppliers, the railroad, and AEP. Some of the suppliers in this region continue to experience performance related issues. The Union Pacific Railroad claimed, in mid-May, a force majeure event due to severe track damage impacting the delivery of Powder River Basin (PRB) coal, which has reduced, and will continue to reduce, PRB coal deliveries by roughly 15% through at least November 2005. Since PRB supplies tend to be lower priced than our average, our delivered coal costs are unfavorably impacted.

Environmental
In June 2005, we revised our environmental investment program that extends through 2010 to a projected investment level of $4.1 billion, from our previous estimate of $3.7 billion. The increase is attributable to continued refinement of our forecast and the ongoing development of estimates for our remaining scrubber program. There could be additional changes in our investment program estimates as we further evaluate and monitor the impact of the Clean Air Interstate Rule and Clean Air Mercury Rule.

In June 2005, we announced five additional locations where we will invest in equipment to continue to improve the environmental performance of our coal-fired power plants including sites in West Virginia, Ohio, Kentucky and Texas. We plan to complete these projects between 2007 and 2010 and are included in both our previous and revised projected investment level discussed above.

Nuclear Licenses
In August 2005, the Nuclear Regulatory Commission approved the renewal of operating licenses for the two generating units at our Cook Plant. The licenses will now expire in 2034 for Unit 1 and 2037 for Unit 2. Based on this renewal, we adjusted our asset retirement obligation liability and related plant asset. We are evaluating the effect of relicensing on current depreciation rates and decommissioning funding. If any changes are necessary, we will need IURC and MPSC approval.

Energy Policy Act of 2005
In August 2005, the President signed the Energy Policy Act of 2005 into law. The Energy Policy Act of 2005 repeals PUHCA, effective February 8, 2006. We believe adoption of the Energy Policy Act of 2005 will end the litigation challenging our merger with CSW. The Energy Policy Act of 2005 provides for tax credits for the development of certain clean coal and emissions technologies and provides federal tax relief in support of our commitment to build IGCC generating units.

Additional Information
For additional information on our strategic outlook, see “Management’s Financial Discussion and Analysis of Results of Operations,” including “Business Strategy,” in our 2004 Annual Report. Also see the remainder of our “Management’s Financial Discussion and Analysis of Results of Operations” in this Form 10-Q, along with the Condensed Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Segments

As outlined in our 2004 Annual Report, our business strategy and the core of our business are to focus on domestic electric utility operations. Our previous decision that we no longer sought business interests outside of the footprint of our domestic core utility assets led us to embark on a divestiture of such noncore assets. Major asset divestitures included the sale in 2004 of two generating plants in the UK, LIG and Jefferson Island Storage & Hub, and the sale in January 2005 of a 98% interest in the HPL assets. Consequently, our Investments segments generally are of significance only to previous periods.

Our on-going segments and their related business activities are as follows:

Utility Operations

•	Domestic generation of electricity for sale to retail and wholesale customers.
•	Domestic electricity transmission and distribution.

Investments - Other

•	Bulk commodity barging operations, wind farms, IPPs and other energy supply-related businesses.

Four IPPs were sold during 2004.

AEP Consolidated Results

Our consolidated Net Income for the three and nine months periods ended September 30, 2005 and 2004 was as follows (Earnings and Weighted Average Shares Outstanding in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004

	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
Utility Operations	$352	$0.91	$359	$0.91	$952	$2.45	$847	$2.14
Investments - Other	28	0.07	89	0.22	32	0.08	89	0.22
All Other (a)	(5)	(0.01)	(9)	(0.02)	(45)	(0.12)	(43)	(0.11)
Investments - Gas Operations (b)	(10)	(0.03)	(27)	(0.07)	(2)	-	(41)	(0.10)
Income Before Discontinued Operations	365	0.94	412	1.04	937	2.41	852	2.15

Investments - Gas Operations	-	-	(3)	-	-	-	(2)	-
Investments - UK Operations	2	-	120	0.30	(3)	(0.01)	56	0.14
Investments - Other	20	0.05	1	-	29	0.08	6	0.01
Discontinued Operations, Net of Tax	22	0.05	118	0.30	26	0.07	60	0.15

Net Income	$387	$0.99	$530	$1.34	$963	$2.48	$912	$2.30

Weighted Average Basic Shares Outstanding		389		396		389		396

(a) All Other includes the parent company’s interest income and expense, as well as other nonallocated costs. The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment but rather represents a direct equity interest in AEP’s assets and liabilities as a whole.

(b) We sold 98% of our remaining gas operations in January 2005.

Third Quarter of 2005 Compared to Third Quarter of 2004

Income Before Discontinued Operations decreased $47 million to $365 million in the third quarter of 2005 compared to the third quarter of 2004.

For the third quarter of 2005, our Utility Operations earnings decreased $7 million from the third quarter of the previous year primarily due to higher fuel and operating costs and an impairment related to our commitment to a plan to retire two units at our Conesville Plant, partially offset by load and customer growth in all sectors, an increase in off-system sales volumes and margins and Ohio and Texas carrying cost accruals.

Losses before discontinued operations from our Gas Operations for the third quarter of 2005 decreased $17 million from the third quarter of 2004 due to the January 2005 sale of a 98% controlling interest in HPL resulting in decreased operations, maintenance and interest expenses.

Income before discontinued operations from our Investments - Other decreased $61 million from the third quarter of 2004 primarily due to the prior year gain on the sales of our South Coast Power Limited equity investment and three IPPs.

Average basic shares outstanding decreased to 389 million in 2005 from 396 million in 2004 primarily due to the common stock share repurchase program, which began in March 2005 and ended in May 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Income Before Discontinued Operations increased $85 million to $937 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, our Utility Operations earnings increased $105 million from the same nine month period of the previous year driven primarily by favorable weather and load growth, the Centrica earnings sharing payments received in March 2005 and Ohio and Texas carrying cost accruals. These favorable changes are partially offset by higher fuel costs.

The income before discontinued operations from our Investments - Other decreased $57 million in 2005. This decrease is primarily due to the prior year gain on the sales of our South Coast Power Limited equity investment and three IPPs.

Losses before discontinued operations from our Gas Operations decreased $39 million from the same nine month period of the previous year reflecting favorable results for one month of HPL’s operations in 2005 compared with a loss for the nine months of HPL’s operations in the prior year. We sold a 98% controlling interest in HPL in January 2005, resulting in decreased operations, maintenance and depreciation expenses as well as decreased interest charges.

Average basic shares outstanding decreased to 389 million in 2005 from 396 million in 2004 primarily due to the common stock share repurchase program, which began in March 2005 and ended in May 2005.

Our results of operations by operating segment are discussed below.

Utility Operations

Our Utility Operations include primarily regulated revenues with direct and variable offsetting expenses and net reported commodity trading operations. We believe that a discussion of our Utility Operations segment results on a gross margin basis is most appropriate. Gross margins represent utility operating revenues less the related direct costs of fuel and purchased power.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenues	$3,214	$2,950	$8,496	$8,097
Fuel and Purchased Power	1,197	1,032	3,058	2,631
Gross Margin	2,017	1,918	5,438	5,466
Depreciation and Amortization	328	322	963	940
Other Operating Expenses	1,052	922	2,866	2,804
Operating Income	637	674	1,609	1,722
Other Income (Expense), Net	49	9	253	35
Interest Expense and Preferred Stock Dividend Requirements	145	152	445	479
Income Taxes	189	172	465	431
Income Before Discontinued Operations	$352	$359	$952	$847

Summary of Selected Sales Data
For Utility Operations
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Energy Summary	(in millions of KWH)
Retail:
Residential	14,152	12,002	37,332	35,169
Commercial	10,900	10,070	29,205	28,240
Industrial	13,380	13,052	39,633	38,227
Miscellaneous	683	857	1,967	2,406
Total Retail	39,115	35,981	108,137	104,042
Texas Retail and Other	114	280	504	802
Total	39,229	36,261	108,641	104,844

Wholesale	14,198	17,629	38,971	45,124

Texas Wires Delivery	8,093	7,691	20,348	19,431

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations. Cooling degree days and heating degree days in our service territory for the quarter and year-to-date periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weather Summary	(in degree days)
Eastern Region
Actual - Heating	1	1	1,940	2,033
Normal - Heating (a)	7	7	1,995	1,993

Actual - Cooling	835	553	1,122	869
Normal - Cooling (a)	674	679	955	960

Western Region (b)
Actual - Heating	0	0	795	913
Normal - Heating (a)	2	2	1,007	1,013

Actual - Cooling	1,523	1,178	2,225	1,867
Normal - Cooling (a)	1,397	1,398	2,059	2,058

(a) Normal Heating/Cooling represents the 30-year average of degree days.
(b) Western Region statistics represent PSO/SWEPCo customer base only.

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005
Income Before Discontinued Operations
(in millions)

Third Quarter of 2004		$359

Changes in Gross Margin:
Retail Margins	120
Texas Supply	(61)
Transmission Revenues	(20)
Off-system Sales	69
Other Revenues	(9)
Total Change in Gross Margin		99

Changes in Operating Expenses and Other:
Maintenance and Other Operation	(67)
Asset Impairments and Other Related Charges	(39)
Depreciation and Amortization	(6)
Taxes Other Than Income Taxes	(24)
Other Income (Expense), Net	40
Interest Expense	7
Total Change in Operating Expenses and Other		(89)

Income Taxes		(17)

Third Quarter of 2005		$352

Income from Utility Operations decreased $7 million in 2005 compared to 2004.

The major components of our change in gross margin were as follows:

•
Retail Margins in our utility business were $120 million higher than last year. The primary driver of this increase was a 12% increase in volume attributable to load growth in residential and commercial classes as well as favorable weather in 2005. This retail margin increase was partially offset by higher delivered fuel costs of approximately $22 million, which primarily relates to our utilities in the East with inactive fuel clauses.

•	Our Texas Supply business had a $61 million decrease in gross margin as a result of the sale of a majority of our nonnuclear Texas generation assets in the third quarter of 2004 and STP in May 2005.
•	Transmission Revenues decreased $20 million primarily due to the loss of through and out rates as mandated by the FERC partially offset by the addition of SECA rates.
•	Margins from Off-system Sales for 2005 were $69 million higher than 2004 primarily due to an increase in volume, favorable price margins and favorable optimization activity.

Utility Operating Expenses and Other changed between years as follows:

•
Maintenance and Other Operation expenses increased $67 million. Approximately $22 million of the increase is due to timing of maintenance projects experienced in the third quarter of 2005 as compared to the same period in 2004. Additionally, in 2005 we incurred $13 million of maintenance costs related to major storms. Also, $32 million of the increase relates to increased generation expense, including environmental consumables and allowances, due to strong retail and wholesale sales and capacity requirements in 2005.

•
Asset Impairments and Other Related Charges were $39 million in 2005 due to our commitment to a plan in September to retire two units at our Conesville Plant. In September, we formally requested permission from PJM to retire the two units effective December 29, 2005. We received preliminary approval on October 21, 2005.

•	Taxes Other Than Income Taxes increased $24 million primarily due to a $15 million increase in property taxes related to increased property values.
	•	$15 million related to the recognition of carrying costs by TCC on its net stranded generation costs and its capacity auction true-up asset.
	•	$10 million related to the establishment of regulatory assets for carrying costs on environmental capital expenditures and RTO expenses by our Ohio companies related to the Rate Stabilization Plans.
	•	$17 million related to increased interest income and increased AFUDC due to extensive construction activities occurring in 2005.

See “Income Taxes” section below for discussion of fluctuations related to income taxes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2005
Income Before Discontinued Operations
(in millions)

Nine Months Ended September 30, 2004		$847

Changes in Gross Margin:
Retail Margins	59
Texas Supply	(117)
Transmission Revenues	(71)
Off-system Sales	103
Other Revenues	(2)
Total Change in Gross Margin		(28)

Changes in Operating Expenses and Other:
Asset Impairments and Other Related Charges	(39)
Depreciation and Amortization	(23)
Taxes Other Than Income Taxes	(23)
Other Income (Expense), Net	218
Interest Expense	34
Total Change in Operating Expenses and Other		167

Income Taxes		(34)

Nine Months Ended September 30, 2005		$952

Income from Utility Operations increased $105 million to $952 million in 2005. The key driver of the increase was a $218 million increase in Other Income (Expense), Net, partially offset by a $28 million decrease in gross margin, a $39 million increase in asset impairments and a $34 million increase in income taxes.

The major components of our change in gross margin were as follows:

•
Overall Retail Margins in our utility business were $59 million higher than last year. The primary driver of this increase was continued customer growth and usage in our residential and commercial classes. This load growth was partially offset by higher delivered fuel costs of approximately $119 million, of which the majority relates to our East companies with inactive fuel clauses.

•	Our Texas Supply business had a $117 million decrease in gross margin due to the sale of a majority of our nonnuclear Texas generation assets in the third quarter of 2004 and STP in May 2005.
•	Transmission Revenues decreased $71 million primarily due to the loss of through and out rates as mandated by the FERC partially offset by the addition of SECA rates.
•	Margins from Off-system Sales for 2005 were $103 million higher than 2004 primarily due to increased volume and favorable price margins.

Utility Operating Expenses and Other changed between years as follows:

•
Asset Impairments and Other Related Charges increased $39 million due to our commitment to a plan in September to retire two units at our Conesville Plant.  In September, we formally requested permission from PJM to retire the two units effective December 29, 2005.  We received preliminary approval on October 21, 2005.

•	Other Income (Expense), Net increased $218 million primarily due to the following:
•
$112 million resulting from the receipt of revenues related to the earnings sharing agreement with Centrica as stipulated in the purchase and sale agreement from the sale of our REPs in 2002. Agreement was reached with Centrica in March 2005 resolving disputes on how such amounts are to be calculated.

	•	$41 million related to the establishment of regulatory assets for carrying costs on environmental capital expenditures and RTO expenses by our Ohio companies related to the Rate Stabilization Plans.
	•	$32 million related to increased interest income and increased AFUDC due to extensive construction activities occurring in 2005.
	•	$30 million related to the recognition of carrying costs by TCC on its net stranded generation costs and its capacity auction true-up asset.
•	Interest Expense decreased $34 million due to the refinancing of higher coupon debt and the retirement of debt in 2004 and in the first nine months of 2005.

See “Income Taxes” section below for discussion of fluctuations related to income taxes.

Investments - Other

Third Quarter of 2005 Compared to Third Quarter of 2004

Income before discontinued operations from our Investments - Other segment decreased by $61 million in 2005 primarily due to the gain recorded in 2004 related to the third quarter sale of three of our IPP investments and our 50 percent interest in South Coast Power Limited.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Income before discontinued operations from our Investments - Other segment decreased by $57 million in 2005 primarily due to the gain recorded in 2004 related to the third quarter sale of three of our IPP investments and our 50 percent interest in South Coast Power Limited.

Other

Parent

Third Quarter of 2005 Compared to Third Quarter of 2004

Our parent company’s loss for the third quarter of 2005 decreased $4 million in comparison to the third quarter of 2004 due to lower interest expense in 2005 primarily related to the $550 million senior unsecured notes redemption in April 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Our parent company’s loss for the nine months ended September 30, 2005 increased $2 million in comparison to the nine months ended September 30, 2004 due to lower interest income related to the repayment of intercompany debt associated with the sale of HPL, partially offset by lower interest expense due to lower short-term debt borrowings in 2005 and savings from the redemption of $550 million senior unsecured notes in April 2005.

Investments - Gas Operations and UK Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Our $10 million net loss from Gas Operations before discontinued operations compares with a $27 million loss recorded in the third quarter of 2004. The improvement is due to the sale of a 98% controlling interest in HPL in January 2005, offset in part by the settlement of the Bank of Montreal litigation matter (see “Significant Matters”“Litigation” section of Management’s Financial Discussion and Analysis of Results of Operations).

Income included in discontinued operations from our Investments - UK Operations segment was $2 million in 2005 as compared to income of $120 million in 2004 due to the gain on the sale of substantially all operations and assets within our Investments - UK Operations segment recognized in July 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Our $2 million net loss from Gas Operations before discontinued operations compares with a $41 million loss recorded in the nine months ended September 30, 2004. Due to the sale of a 98% controlling interest in HPL in January 2005, current year results include only one month of HPL’s operations compared to nine months of HPL’s operations in the prior year.

Losses included in discontinued operations from our Investments - UK Operations segment were $3 million in 2005 as compared to income of $56 million in 2004 due to the gain related to the sale of substantially all operations and assets within our Investments - UK Operations segment in July 2004. The current period amount represents purchase price true-up adjustments made during the first quarter of 2005 related to the 2004 sale.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 34.9% and 33.0%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, energy production credits, amortization of investment tax credits and state income taxes.

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 33.3% and 34.1%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, energy production credits, amortization of investment tax credits and state income taxes.

FINANCIAL CONDITION

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

Capitalization ($ in millions)

	September 30, 2005		December 31, 2004
Common Shareholders’ Equity	$8,985	43.2%	$8,515	40.6%
Cumulative Preferred Stock	61	0.3	61	0.3
Cumulative Preferred Stock (Subject to Mandatory Redemption)	-	-	66	0.3
Long-term Debt, including amounts due within one year	11,742	56.4	12,287	58.7
Short-term Debt	15	0.1	23	0.1

Total Capitalization	$20,803	100.0%	$20,952	100.0%

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

In April 2005, we redeemed $550 million of parent company senior unsecured notes.

In August 2005, we issued 8.4 million shares of common stock as part of the settlement of forward purchase contracts embedded in equity units issued in June 2002. The senior notes associated with the equity units were remarketed in June 2005 with the proceeds held by a trustee for settlement of the forward purchase contracts on behalf of the original equity unit holders. With the issuance of the shares of common stock, we received $345 million from the trustee on behalf of the holders.

As a consequence of the capital changes during the first nine months of 2005, our ratio of debt to total capital decreased from 59.1% to 56.5% (preferred stock subject to mandatory redemption is included in the debt component of the ratio).

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to preserving an adequate liquidity position through the effective management of external financing commitments, appropriate balances of cash and other temporary investments on hand, our operational cash management and our investing activities.

Credit Facilities

We manage our liquidity, in part, by maintaining adequate external financing commitments. We had an available liquidity position, at September 30, 2005, of approximately $3.4 billion as illustrated in the table below.

	Amount		Maturity
	(in millions)
Commercial Paper Backup:
Revolving Credit Facility	$1,000		May 2007
Revolving Credit Facility	1,500		March 2010
Letter of Credit Facility	200		September 2006
Total	2,700
Cash and Cash Equivalents	849
Total Liquidity Sources	3,549
Less: AEP Commercial Paper Outstanding	-	(a)
Letters of Credit Outstanding	150

Net Available Liquidity at September 30, 2005	$3,399

(a)
Amount does not include JMG commercial paper outstanding in the amount of $15 million. This commercial paper is specifically associated with the Gavin scrubber and does not reduce AEP’s available liquidity. The JMG commercial paper is supported by a separate letter of credit facility not included above.

Debt Covenants and Borrowing Limitations

Our revolving credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating our outstanding debt and other capital is contractually defined. At September 30, 2005, this percentage was 53.5%. Nonperformance of these covenants could result in an event of default under these credit agreements. At September 30, 2005, we complied with all of the covenants contained in these credit agreements. In addition, the acceleration of our payment obligations, or the obligations of certain of our subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million would cause an event of default under these credit agreements and permit the lenders to declare the amounts outstanding thereunder payable.

Our $1 billion revolving credit facility, which matures in May 2007, generally prohibits new borrowings if we experience a material adverse change in our business or operations. We may, however, make new borrowings under this facility if we experience a material adverse change so long as the proceeds of such borrowings are used to repay outstanding commercial paper. Under the $1.5 billion revolving credit facility, which matures in March 2010, we may borrow despite a material adverse change.

Under an SEC order, we and our utility subsidiaries cannot incur additional indebtedness if the issuer’s common equity would constitute less than 30% (25% for TCC) of its capital. In addition, this order restricts us and our utility subsidiaries from issuing long-term debt unless that debt will be rated investment grade by at least one nationally recognized statistical rating organization. At September 30, 2005, we were in compliance with this order. The Energy Policy Act of 2005 repeals PUHCA effective February 8, 2006. With repeal, compliance with this order will no longer be necessary. However, new regulatory requirements of the FERC could replace or modify this order.

Nonutility Money Pool borrowings, Utility Money Pool borrowings and external borrowings may not exceed SEC or state commission authorized limits. At September 30, 2005, we had not exceeded the SEC or state commission authorized limits.

Credit Ratings

Moody’s upgraded our short-term and long-term ratings during September 2005. We are currently on a stable outlook by Moody’s.

Our current ratings by the major agencies are as follows:

	Moody’s	S&P	Fitch

Short-term Debt	P-2	A-2	F-2
Senior Unsecured Debt	Baa2	BBB	BBB

If we or any of our rated subsidiaries receive an upgrade from any of the rating agencies listed above, our borrowing costs could decrease. If we receive a downgrade in our credit ratings by one of the rating agencies listed above, our borrowing costs could increase and access to borrowed funds could be negatively affected.

Cash Flow

Our cash flows are a major factor in managing and maintaining our liquidity strength.

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$320	$778
Cash Flows From (Used For):
Operating Activities	1,587	2,278
Investing Activities	12	(33)
Financing Activities	(1,070)	(2,089)
Net Increase in Cash and Cash Equivalents	529	156
Cash and Cash Equivalents at End of Period	$849	$934
Other Temporary Cash Investments	$73	$529

Cash from operations, combined with a bank-sponsored receivables purchase agreement and short-term borrowings, provide necessary working capital and help us meet other short-term cash needs. We use our corporate borrowing program to meet the short-term borrowing needs of our subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries. In addition, we also fund, as direct borrowers, the short-term debt requirements of our other subsidiaries that are not participants in the Nonutility Money Pool. As of September 30, 2005, we had credit facilities totaling $2.5 billion to support our commercial paper program. At September 30, 2005, we had no outstanding short-term borrowings supported by the revolving credit facilities. JMG had commercial paper outstanding in the amount of $15 million. This commercial paper is specifically associated with the Gavin scrubber and is not supported by our credit facilities. The maximum amount of commercial paper outstanding during the nine months ended September 30, 2005 was $25 million. The weighted-average interest rate for our commercial paper during the first nine months of 2005 was 2.5%.

We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding alternatives are arranged. Sources of long-term funding include issuance of common stock, preferred stock or long-term debt and sale-leaseback or leasing agreements.

In addition to our Cash and Cash Equivalents, we have Other Temporary Cash Investments on hand that we use to manage and maintain our liquidity.

Operating Activities

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net Income	$963	$912
Plus: (Income) From Discontinued Operations	(26)	(60)
Income from Continuing Operations	937	852
Noncash Items Included in Earnings	1,039	1,267
Changes in Assets and Liabilities	(389)	159
Net Cash Flows From Operating Activities	$1,587	$2,278

The key drivers of the decrease in cash from operations for the first nine months of 2005 are the Pension Contributions of $306 million and an increase in our under-recovered fuel of $183 million.

2005 Operating Cash Flow

Net Cash Flows From Operating Activities were approximately $1.6 billion for the first nine months of 2005. We produced Income from Continuing Operations of $937 million during the period. Income from Continuing Operations for the period included noncash expense items primarily for depreciation, amortization, accretion, deferred taxes and deferred investment tax credits. We made contributions of $306 million to our pension trust fund. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in these asset and liability accounts relates to a number of items; the most significant are a $204 million cash increase from Accounts Payable and an increase in the balance of Taxes Accrued of $118 million. Cash increased related to Accounts Payable due to higher fuel and allowance acquisition costs not paid at September 30, 2005. Taxes Accrued increased due to the difference between the recording of the current federal income tax liability, the timing of required estimated payments and the receipt of a prior year federal income tax refund. Our consolidated tax group paid a total of $217 million in federal income taxes, net of refunds, during the first nine months of 2005.

2004 Operating Cash Flow

Net Cash Flows From Operating Activities were approximately $2.3 billion for the first nine months of 2004. We produced Income from Continuing Operations of $852 million during the period. Income from Continuing Operations for the period included noncash items of $1.1 billion for depreciation, amortization, accretion, deferred taxes and deferred investment tax credits. There was a current period favorable impact for a net $89 million balance sheet change for risk management contracts that were marked-to-market. These contracts have an unrealized earnings impact as market prices move, and a cash impact upon settlement or upon disbursement or receipt of premiums. The most significant change in other activity in the asset and liability accounts was an increase in Taxes Accrued of $388 million. During 2004, we did not make any federal income tax payments for our 2004 federal income tax liability since our consolidated tax group was not required to make any 2004 quarterly estimated federal income tax payments.

Investing Activities

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Construction Expenditures	$(1,610)	$(1,047)
Acquisition of Waterford Plant	(218)	-
Change in Other Temporary Cash Investments, Net	99	28
Investment in Discontinued Operations, Net	-	(59)
Purchases of Investments	(3,342)	(425)
Proceeds from the Sale of Investments	3,445	274
Proceeds from Sale of Assets	1,599	1,202
Other	39	(6)
Net Cash Flows From (Used For) Investing Activities	$12	$(33)

Net Cash Flows From Investing Activities were $12 million in 2005 primarily due to proceeds from the sale of HPL and STP in 2005 significantly offset by our Construction Expenditures. Our Construction Expenditures include planned environmental, transmission and distribution investments. Our remaining Construction Expenditures for 2005 are estimated to be approximately $900 million.

We purchase auction rate securities and variable rate demand notes with cash available for short-term investment. During the first nine months of 2005, we purchased $3.3 billion of investments and received $3.4 billion of proceeds from their sale, which included the sale of our investments held at December 31, 2004, as reflected above in the Change in Other Temporary Cash Investments, Net line.

Net Cash Flows Used For Investing Activities were $33 million in 2004 primarily due to Construction Expenditures being offset by proceeds from the sales of the Pushan Power Plant in China and LIG Pipeline Company. The sales were part of our announced plan to divest noncore investments and assets.

We forecast $3.3 billion of construction expenditures for 2006. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.

Financing Activities

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Issuance of Common Stock	$393	$13
Repurchase of Common Stock	(427)	-
Issuance/Retirement of Debt, net	(562)	(1,683)
Retirement of Preferred Stock	(66)	(4)
Dividends Paid on Common Stock	(408)	(415)
Net Cash Flows Used For Financing Activities	$(1,070)	$(2,089)

Net Cash Flows Used For Financing Activities in 2005 were approximately $1.1 billion. During the first nine months of 2005, we repurchased common stock and reduced outstanding long-term debt using the proceeds from the sale of HPL and from the conversion of the equity units to common stock. Our subsidiaries retired $66 million of cumulative preferred stock.

Net Cash Flows Used For Financing Activities were approximately $2.1 billion in 2004. During 2004, we retired debt using proceeds from the sale of assets and cash from operating activities.

In October 2005, CSPCo issued $250 million of 5.85% Senior Notes, Series F, due in October 2035.

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

SIGNIFICANT MATTERS

Texas Regulatory Activity

Texas Restructuring

The principal remaining component of the stranded cost recovery process in Texas is the PUCT’s determination and approval of TCC’s net stranded generation costs and other recoverable true-up items including carrying costs in TCC’s true-up filing under the Texas Restructuring Legislation. The PUCT approved TCC’s request to file its True-up Proceeding after the sales of its interest in STP, with only the ownership interest in Oklaunion remaining to be settled. On May 19, 2005, the sales of TCC’s interest in STP closed. On May 27, 2005, TCC filed its true-up request seeking recovery of $2.4 billion of net stranded costs and other true-up items which it believes the Texas Restructuring Legislation allows. TCC’s request includes unrecorded equity carrying costs through May 27, 2005 and amounts for stranded costs that we have previously written off (principally, a $238 million provision for a probable depreciation adjustment recorded in December 2004 based on a methodology approved by the PUCT in a nonaffiliated utility’s true-up order). The PUCT hearing concluded on October 4, 2005. It is anticipated that the PUCT will issue a final order in the fourth quarter of 2005.

TCC continues to accrue carrying costs on its net true-up regulatory asset at the embedded 8.12% debt component rate and will continue to do so until it recovers its approved net true-up regulatory asset. In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that resulted in a reduction in its carrying costs based on an assumed cost-of-money benefit for accumulated deferred federal income taxes retroactively applied to January 1, 2004. In the first nine months of 2005, TCC began to accrue carrying costs based on this order. Through September 30, 2005, TCC has computed carrying costs of $509 million, of which TCC has recognized $332 million to-date. The equity component of the carrying costs, which totals $177 million through September 30, 2005, will be recognized in income as collected.

In TCC’s True-up Proceeding, parties have recommended that the PUCT reduce TCC’s carrying cost rate to an amount that ranged from 7.5% to the combined rate that was settled upon in TCC’s wires rate proceeding which included a cost of debt of 5.7%. If the PUCT ultimately determines that a lower rate should be used by TCC to calculate carrying costs on its stranded cost balance, a portion of carrying costs previously recorded would have to be reversed and it would have an adverse impact on future results of operations and cash flows. Based upon a range of debt rates from 7.5% to 5.7%, through September 30, 2005, such reversal would range from $28 million to $107 million, of which $6 million to $22 million would apply to amounts accrued in 2005.

When the True-up Proceeding is completed, TCC intends to file to recover the PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying costs, through a nonbypassable competition transition charge in its regulated transmission and distribution (T&D) rates and through an additional transition charge for amounts that can be recovered through the sale of securitization bonds.

We believe that our filed request for recovery of $2.4 billion of net stranded costs and other true-up items, inclusive of carrying costs, is recoverable under the Texas Restructuring Legislation and that our $1.6 billion recorded net true-up regulatory asset, inclusive of carrying costs at September 30, 2005, is probable of recovery at this time. However, other parties have contended that all or material amounts of our net stranded costs and/or wholesale capacity auction true-up amounts should not be recovered. To the extent decisions of the PUCT in TCC’s True-up Proceeding differ from our interpretation and application of the Texas Restructuring Legislation and our evaluation of other true-up orders of nonaffiliated utilities, additional provisions for material disallowances and reductions of the net true-up regulatory asset, including recorded carrying costs, are possible. Such disallowances would have a material adverse effect on future results of operations, cash flows and possibly financial condition.

Ohio Regulatory Activity

Ohio Restructuring

On January 26, 2005, the PUCO approved Rate Stabilization Plans (RSP) for CSPCo and OPCo (the Ohio companies). The plans provided, among other things, for CSPCo and OPCo to raise their generation rates by 3% and 7%, respectively, in 2006, 2007 and 2008 and provided for possible additional annual generation rate increases of up to an average of 4% per year based on the Ohio Companies supporting the need for additional revenues for specified costs. The plans also provided that the Ohio companies could recover in 2006, 2007 and 2008 environmental carrying costs and PJM RTO costs from 2004 and 2005 related to their obligation as the Provider of Last Resort in Ohio’s customer choice program. Pretax earnings increased by $6 million for CSPCo and $35 million for OPCo in the first nine months of 2005 as a result of implementing this provision of the RSP.

In February 2005, various intervenors filed applications for rehearing with the PUCO regarding its approval of the RSP. On March 23, 2005, the PUCO denied all applications for rehearing. In the second quarter of 2005, two intervenors filed separate appeals to the Ohio Supreme Court. One of those appeals has been withdrawn. If the RSP order is determined on appeal to be illegal under the restructuring legislation, it would have an adverse effect on results of operations, cash flows and possibly financial condition. Although we believe that the RSP plan is legal and we intend to defend vigorously the PUCO’s order, we cannot predict the ultimate outcome of the pending litigation.

Integrated Gasification Combined Cycle (IGCC) Power Plant

On March 18, 2005, CSPCo and OPCo filed a joint application with the PUCO seeking authority to recover costs related to building and operating a new approximately 600 MW IGCC power plant using clean-coal technology. The application proposes cost recovery associated with the IGCC plant in three phases. In Phase 1, the Ohio companies would recover approximately $24 million in pre-construction costs during 2006. In Phase 2, the Ohio companies would recover construction-financing costs from 2007 through mid-2010 when the plant is projected to be placed in commercial operation. The proposed recoveries in Phases 1 and 2 will be applied against the 4% limit on additional generation rate increases the Ohio companies could request in 2006, 2007 and 2008, under their RSP. In Phase 3, which begins when the plant enters commercial operation and runs through the operating life of the plant, the Ohio companies would recover, or refund, in distribution rates any difference between the Ohio companies’ market-based standard service offer price for generation and the cost of operating and maintaining the plant, including a return on and return of the projected $1.2 billion cost of the plant along with fuel, consumables and replacement power. As of September 30, 2005, we have deferred $6 million of pre-construction IGCC costs. These costs primarily relate to an agreement with GE Energy and Bechtel Corporation to begin the front-end engineering design process.

Monongahela Power Company

In June 2005, the PUCO ordered CSPCo to explore the purchase of the Ohio service territory of Monongahela Power, which includes approximately 29,000 customers. On August 2, 2005, we agreed to terms of a transaction, which includes the transfer to CSPCo of Monongahela Power’s Ohio customer base and the assets that serve those customers for an estimated sales price of approximately $45 million. The net assets are being acquired at net book value. The sale price will be adjusted based on book values of the acquired assets and certain related liabilities at the closing date. In addition, CSPCo will pay $10 million to compensate Monongahela Power for its termination of certain generation cost recovery litigation in Ohio. CSPCo is proposing that the $10 million payment will be recorded as a regulatory asset and recovered with a carrying cost from large commercial and industrial customers in the Monongahela Power Ohio service territory over approximately 5 years.

Also included in the proposed transaction is a power purchase agreement under which Allegheny Power, Monongahela Power’s parent company, will provide the power requirements of the acquired customers through May 31, 2007. CSPCo is proposing that beginning June 1, 2007, it will acquire power on the market to meet the needs of the acquired customers through December 31, 2008 (the end of the RSP period). CSPCo has proposed a generation surcharge to be applied to all of its customers to recover the difference between the cost of power included in its generation rates and the higher Allegheny and subsequent market-based purchased power cost to meet the power requirements of the customers acquired from Monongahela Power through the end of the RSP period. CSPCo is proposing to institute a true-up mechanism with over/under-recovery deferral accounting for any difference between the surcharge recoveries and the actual cost differential. CSPCo has also requested permission to defer with a carrying cost incremental costs associated with the transaction for future recovery in the next CSPCo distribution rate case. Hearings at the PUCO were held in September 2005. If the transaction is approved by the PUCO, we expect to close the proposed transaction in December 2005.

Oklahoma Regulatory Activity

PSO Rate Review

PSO has been involved in a commission staff-initiated base rate review before the OCC which began in 2003. In March 2005, a settlement was negotiated and approved by the ALJ. The settlement provides for a $7 million annual base revenue reduction, offset by a $6 million reduction in annual depreciation expense and recovery through fuel revenues of certain transmission expenses previously recovered in base rates. In addition, the settlement eliminates a $9 million annual merger savings rate reduction rider at the end of December 2005. The settlement also provides for recovery over 24 months of $9 million of deferred fuel costs associated with a renegotiated coal transportation contract and the continuation of a $12 million vegetation management rider, both of which are earnings neutral. Finally, the settlement stipulates that PSO may not file for a base rate increase before April 1, 2006. The OCC issued an order approving the stipulation on May 2, 2005, and new base rates were implemented in June 2005. We anticipate that this order will favorably impact results of operations and cash flows beginning in 2006.

PSO Fuel and Purchased Power and its Potential Impact on the AEP East Companies

In 2002, PSO experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West companies of purchased power costs for periods prior to January 1, 2002. In July 2003, PSO offered to the OCC to collect those reallocated costs over 18 months. In August 2003, the OCC Staff filed testimony recommending PSO recover $42 million of the reallocation over three years. Subsequently, the OCC expanded the case to include a full prudence review of PSO’s 2001 fuel and purchased power practices and off-system sales margin sharing between AEP East and AEP West companies for the year 2002. On July 25, 2005, the OCC Staff and two intervenors filed testimony in which they quantified an alleged improper allocation of off-system sales margins between AEP East and AEP West companies. Their overall recommendations would result in an increase in off-system sales margins and thus, a reduction in PSO’s recoverable fuel costs through June 2005 of an amount between $38 million and $47 million. PSO does not agree with the intervenors’ and the OCC Staff’s recommendations and will defend vigorously its position. In addition, PSO believes the amounts of such alleged improper allocations are significantly overstated.

As noted in the 2004 Annual Report, an Oklahoma ALJ found that the OCC lacks authority to examine whether PSO deviated from the FERC-approved allocation methodology and held that any such complaints should be addressed at the FERC. On September 29, 2005, the United States District Court, Western District of Texas, issued an order in the TNC fuel proceeding, preempting the PUCT from deciding this same allocation issue in Texas. Based on the position taken by the Federal court in Texas, it would appear that OCC would be preempted from disallowing PSO’s fuel costs in Oklahoma based on an alleged improper off-system sales margin allocation under a FERC jurisdictional allocation agreement. If the OCC or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between the AEP East and AEP West companies.

On June 10, 2005, the OCC decided to have its staff conduct a prudence review of PSO’s fuel and purchased power practices for 2003.

Management is unable to predict the ultimate effect of these proceedings on revenues, results of operations, cash flows and financial condition.

Virginia and West Virginia Regulatory Activity

APCo Virginia Environmental and Reliability Costs

In April 2004, the Virginia Electric Restructuring Act was amended to include a provision that permits recovery, during the extended capped rate period ending December 31, 2010, of incremental environmental compliance and T&D system reliability (E&R) costs prudently incurred after July 1, 2004. On July 1, 2005, APCo filed a request with the Virginia SCC seeking approval for the recovery of $62 million in incremental E&R costs through June 30, 2006. The $62 million request represents i) expected costs of environmental controls on coal-fired generators to meet the first phase of the Clean Air Interstate Rule and Clean Air Mercury Rule finalized earlier this year, ii) recovery of the incremental cost of the Jacksons Ferry-Wyoming 765 kilovolt transmission line construction and iii) other incremental T&D system reliability costs from July 1, 2004 to June 30, 2006.

In the filing, APCo requested that a twelve-month E&R recovery factor be applied to electric service bills on an interim basis beginning August 1, 2005. The recovery factor would have been applied as a 9.18% surcharge to customer bills. APCo had proposed to practice over/under-recovery deferral accounting for the difference between the actual incremental costs incurred and revenue recovered.

Through September 30, 2005, APCo has incurred approximately $13 million of actual incremental E&R costs and has deferred $7 million of such costs for future recovery. APCo did not record $2 million of equity carrying costs that are not recognized until collected.  Additionally, E&R costs of $4 million represented previously capitalized interest that was duplicative of the carrying costs.

On October 14, 2005, the Virginia SCC denied APCo’s request to place in effect, on an interim basis subject to refund, its proposed cost recovery surcharge. Under this order, an E&R surcharge will not become effective until the Virginia SCC issues an order following the February 7, 2006 public hearing in this case. The Virginia SCC also ruled in this order that it does not have the authority under applicable Virginia law to approve the recovery of projected E&R costs before their actual incurrence and adjudication, which effectively eliminated projected costs requested in this filing. However, according to this order, APCo may update its request to reflect additional incurred costs and/or present additional evidence. If the Virginia SCC denies recovery of any portion of the net incremental actual amounts deferred to date, it would adversely affect future results of operations and cash flows.

APCo and WPCo West Virginia Rate Case

On August 26, 2005, APCo and WPCo collectively filed an application with the Public Service Commission of West Virginia seeking an initial increase in their retail rates of approximately $82 million. The initial increase included approval to reactivate and modify the suspended Expanded Net Energy Cost (ENEC) Recovery Mechanism which accounted for $72 million of the initial increase and approval to implement a system reliability tracker which accounted for $10 million. ENEC includes fuel and purchased power costs, as well as other energy-related items including off-system sales margins and transmission items. In addition, APCo and WPCo requested a series of supplemental annual increases related to the recovery of the cost of significant environmental and transmission expenditures. The first proposed supplemental increase of $9 million would go in effect on the same date as the initial rate increase, and the remaining proposed supplemental increases of $44 million, $10 million and $38 million would go in effect on January 1, 2007, 2008 and 2009, respectively. It is expected that the proposed rates will become effective on June 23, 2006 under West Virginia law. APCo has a regulatory liability of $52 million of pre-suspension, previously over-recovered ENEC costs which it is proposing to apply plus a carrying cost in the future to any under-recoveries of ENEC costs through the reactivated ENEC Recovery Mechanism. Management is unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

Kentucky Regulatory Activity

KPCo Rate Filing

On September 26, 2005, KPCo filed a request with the Kentucky Public Service Commission to increase base rates by approximately $65 million to recover increasing costs. A final order is expected in April 2006. We are unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

FERC Order on Regional Through and Out Rates

A load-based transitional transmission rate mechanism, SECA, became effective December 1, 2004 to mitigate the loss of revenues due to the FERC’s elimination of through and out (T&O) transmission rates. SECA transition rates are in effect through March 31, 2006. The FERC has set the SECA rate issue for hearing and indicated that the SECA rates are being recovered subject to refund. We recognized net SECA revenues of $36 million and $93 million in the third quarter and first nine months of 2005, respectively. In addition, we recognized $11 million of net SECA revenues in December 2004. Intervenors in that proceeding are objecting to the SECA rates and our method of determining those rates. Management is unable to determine the probable outcome of the FERC’s SECA rate proceeding.

In a March 31, 2005 FERC filing, we proposed an increase in the revenue requirements and rates for transmission service, and certain ancillary services in the AEP zone of PJM. The customers receiving these services are the AEP East companies, municipal and cooperative wholesale entities and retail customers that exercise retail choice that have load delivery points in the AEP zone of PJM. As proposed, the transmission service rates will increase in two steps, first to reflect an increase in the revenue requirements, and then to reflect the loss of revenues from the discontinuance of SECA transition rates on April 1, 2006. On May 31, 2005, the FERC accepted the filing, set the issues for hearing, and suspended the effective date of the first increase in OATT rates until November 1, 2005, subject to refund with interest if lower rates are eventually approved. The FERC accepted the two-step increase concept, such that the transmission rates will automatically increase on April 1, 2006, if the SECA revenues cease to be collected, and to the extent that replacement rates are not established. In a separate proceeding, at AEP’s urging, the FERC instituted an investigation of PJM’s zonal rate regime, indicating that the present regime may need to be replaced through establishment of regional rates that would compensate AEP, among others, for the regional service provided by high voltage facilities they own that benefit customers throughout PJM. On September 30, 2005, AEP and a nonaffiliated utility (Allegheny Power) jointly filed a regional transmission rate design proposal with the FERC. This filing proposes and supports a new PJM rate regime.

As of September 30, 2005, SECA transition rates have not fully compensated the AEP East companies for their lost T&O revenues. Management is unable to predict whether SECA rates and, effective with the expiration of the SECA transition rates on March 31, 2006, the resultant increase in the AEP East zonal transmission rates applicable to AEP’s internal load and wholesale transmission customers in AEP’s zone will be sufficient to replace the SECA transition rate revenues. In addition, we are unable to predict whether the effect of the loss of transmission revenues will be recoverable on a timely basis in the AEP East state retail jurisdictions and from wholesale customers within the AEP zone. If, (i) the SECA transition rates do not fully compensate AEP for its lost T&O revenues through March 31, 2006, (ii) AEP zonal transmission rates are not sufficiently increased by the FERC after March 31, 2006 to replace the lost T&O/SECA revenues, (iii) the FERC’s review of our current SECA rate results in a rate reduction which is subject to refund, or (iv) any increase in the AEP East companies’ transmission costs from the loss of transmission revenues are not fully recovered in retail and wholesale rates on a timely basis, and (v) if the FERC does not approve a new rate within PJM, future results of operations, cash flows and financial condition would be adversely affected.

Litigation

We continue to be involved in various litigation described in the “Significant Factors - Litigation” section of Management’s Financial Discussion and Analysis of Results of Operations in our 2004 Annual Report. The 2004 Annual Report should be read in conjunction with this report in order to understand other litigation that did not have significant changes in status since the issuance of our 2004 Annual Report, but may have a material impact on our future results of operations, cash flows and financial condition. Other matters described in the 2004 Annual Report that did not have significant changes during the first nine months of 2005, that should be read in order to gain a full understanding of our current litigation include: (1) Coal Transportation Dispute, (2) Shareholders’ Litigation, (3) Potential Uninsured Losses, (4) Enron Bankruptcy, (5) Natural Gas Markets Lawsuits and (6) Cornerstone Lawsuit. Additionally, refer to the Commitments and Contingencies footnote in our Condensed Notes to Condensed Consolidated Financial Statements for further discussion of these matters.

New Source Review Litigation

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

On May 3, 2005, the ALJ issued an Initial Decision concluding that the AEP System is “physically interconnected” but is not confined to a “single area or region.” Therefore, the ALJ concluded that the combined AEP/CSW system does not constitute a single integrated public utility system under PUHCA. Management believes that the merger meets the requirements of PUHCA and filed a petition for review of this Initial Decision, which the SEC has granted.

We believe the repeal of PUHCA will end litigation challenging our merger with CSW. All parties to the proceeding have filed motions with the SEC supporting dismissal of the proceeding upon repeal of the PUHCA in February 2006.

Bank of Montreal Claim

In March 2003, Bank of Montreal (BOM) terminated all natural gas trading deals with us. In April 2003, we filed a lawsuit in federal District Court in Columbus, Ohio against BOM claiming BOM had acted contrary to the appropriate trading contract and industry practice in terminating the contract and calculating termination and liquidation amounts. We claimed that BOM owed us at least $41 million related to previously recorded receivables on which we held approximately $20 million of credit collateral. In September 2005, we reached a settlement, subject to a confidentiality clause, with BOM without material impact on results of operations or financial condition.

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

OPCo agreed to sell up to approximately 800 MW of energy to SUEZ Energy Marketing NA, Inc. (formerly known as Tractebel Energy Marketing, Inc.) (TEM) for a period of 20 years under a Power Purchase and Sale Agreement dated November 15, 2000, (PPA), at a price that is currently in excess of market. Beginning May 1, 2003, OPCo tendered replacement capacity, energy and ancillary services to TEM pursuant to the PPA that TEM rejected as nonconforming. Commercial operation for purposes of the PPA began April 2, 2004.

In September 2003, TEM and AEP separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. We alleged that TEM breached the PPA, and we sought a determination of our rights under the PPA. TEM alleged that the PPA never became enforceable, or alternatively, that the PPA was terminated as the result of AEP’s breaches. The corporate parent of TEM (SUEZ-TRACTEBEL S.A.) has provided a limited guaranty.

On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under the PPA, (ii) would be seeking a declaration from the New York federal court that the PPA was terminated and (iii) would be pursuing against TEM, and SUEZ-TRACTEBEL S.A. under the guaranty, damages and the full termination payment value of the PPA.

A bench trial was conducted in March and April 2005. In August 2005, a federal judge ruled that TEM had breached the contract and awarded damages to us of $123 million plus pre-judgment interest. In August 2005, both parties filed motions with the trial court seeking reconsideration of the judgment. We asked the court to modify the judgment to (i) award a termination payment to us under the terms of the PPA; (ii) grant our attorneys’ fees; and (iii) render judgment against SUEZ-TRACTEBEL, S.A. on the guaranty. TEM sought reduction of the damages awarded by the court for replacement electric power products made available by OPCo under the PPA.

In September 2005, TEM posted a letter of credit for $142 million as security pending appeal of the judgment. Both parties have filed Notices of Appeal with the United States Court of Appeals for the Second Circuit. If the PPA is deemed terminated or found to be unenforceable by the court ultimately deciding the case, we could be adversely affected to the extent we are unable to find other purchasers of the power with similar contractual terms and to the extent we do not fully recover claimed termination value damages from TEM.

Texas Commercial Energy, LLP Lawsuit

In July 2003, Texas Commercial Energy, LLP (TCE), a Texas REP, filed a lawsuit in federal District Court in Corpus Christi, Texas against us and four of our subsidiaries, ERCOT and a number of nonaffiliated energy companies including TXU, CenterPoint, Texas Genco, Reliant, TECO and Tractebel. The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against the AEP companies, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to their fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs.  In June 2004, the Court dismissed all claims against the AEP companies. TCE appealed the trial court’s decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit issued its decision in June 2005 and affirmed the lower Court’s decision. TCE filed a Petition for Writ of Certiorari with the United States Supreme Court on October 14, 2005. In March 2005, Utility Choice, LLC and Cirro Energy Corporation filed in U.S. District Court alleging similar violations as those alleged in the TCE lawsuit against the same defendants and others. Trial is scheduled in the Utility Choice/Cirro Energy case for April 2006. On October 18, 2005, the U.S. District Court heard oral argument on our Motion to Dismiss. We intend to continue to defend vigorously against the allegations in these cases.

SWEPCo Notice of Enforcement and Notice of Citizen Suit

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the CAA for alleged violations of various permit conditions in permits issued to several SWEPCo generating plants. On March 10, 2005, a complaint was filed in Federal District Court for the Eastern District of Texas by the two special interest groups, alleging violations of the CAA at Welsh Plant. SWEPCo filed a response to the complaint in May 2005.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order to undertake certain corrective actions and assessing an administrative penalty of approximately $228 thousand against SWEPCo based on alleged violations of certain representations regarding heat input and fuel characteristics in SWEPCo’s permit application and the violations of certain recordkeeping and reporting requirements. SWEPCo responded to the preliminary report and petition on May 2, 2005. The enforcement order contains a recommendation that would limit the heat input on each Welsh unit to the referenced heat input contained within the permit application within 10 days of the issuance of a final TCEQ order and until a permit amendment is issued. SWEPCo had previously requested a permit alteration to remove the references to a specific heat input value for each Welsh unit.

Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, financial condition or cash flows.

Spent Nuclear Fuel Litigation

As a result of DOE's failure to make sufficient progress toward a permanent repository or otherwise assume responsibility for SNF, we, along with a number of nonaffiliated utilities and states, filed suit in the D.C. Circuit Court requesting, among other things, that the D.C. Circuit Court order DOE to meet its obligations under the law. The D.C. Circuit Court ordered the parties to proceed with contractual remedies but declined to order DOE to begin accepting SNF for disposal. DOE estimates its planned site for the nuclear waste will not be ready until at least 2010. In 1998, we filed a complaint in the U.S. Court of Federal Claims seeking damages in excess of $150 million due to the DOE's partial material breach of its unconditional contractual deadline to begin disposing of SNF generated by the Cook Plant. Similar lawsuits were filed by other utilities. In January 2003, the U.S. Court of Federal Claims ruled in our favor on the issue of liability. The case was tried in March 2004 on the issue of damages owed to us by the DOE. In May 2004, the U.S. Court of Federal Claims ruled against us and denied damages, ruling that pre-breach and post-breach damages are not recoverable in a partial breach case. In July 2004, we appealed this ruling to the U.S. Court of Appeals for the Federal Circuit. In September 2005, the U.S. Court of Appeals ruled that the trial court erred in ruling that pre-breach damages in a partial breach case are per se not recoverable, but denied us our pre-breach damages on the facts alleged. The Court of Appeals also ruled that the trial court did not err in determining that post-breach damages are not recoverable in a partial breach case, but determined that we may recover our post-breach damages in later suits as the costs are incurred.

Ontario Litigation

In June 2005, we were named as one of 21 defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada. We have not been served with the lawsuit. The defendants are alleged to own or operate coal-fired electric generating stations in various states that, through negligence in design, management, maintenance and operation, have emitted NOx, SO2 and particulate matter that have harmed the residents of Ontario. The lawsuit seeks class action designation and damages of approximately $50 billion, with continuing damages of $4 billion annually. The lawsuit also seeks $1 billion in punitive damages. We believe we have meritorious defenses to this action and intend to defend vigorously against it.

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

This discussion updates certain events occurring in 2005. You should also read the “Significant Factors - Environmental Matters” section within Management’s Financial Discussion and Analysis of Results of Operations in our 2004 Annual Report for a description of all environmental matters affecting us, including, but not limited to, (1) the current air quality regulatory framework, (2) estimated air quality environmental investments, (3) the Comprehensive Environmental Response Compensation and Liability Act (Superfund) and state remediation, (4) global climate change, (5) costs for spent nuclear fuel disposal and decommissioning, and (6) Clean Water Act regulation.

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

On March 14, 2005, the Administrator of the Federal EPA signed the final CAIR. The rule includes both a seasonal and annual NOx control program as well as an annual SO2 control program. All of the states in which our generating facilities are located will be subject to the seasonal and annual NOx control programs and the annual SO2 control program, except for Texas, Oklahoma and Arkansas. Texas will be subject to the annual programs only. Arkansas will be subject to the seasonal NOx control program only. Oklahoma is not affected by CAIR. In addition, the compliance deadline for Phase I for the NOx control program has been accelerated to 2009, and will replace any obligations imposed by the NOx State Implementation Plan (SIP) Call in 2009. On August 24, 2005, the Administrator of the Federal EPA published a proposed rule that includes a federal implementation plan (FIP) to reduce transport of fine particulate matter and ozone, modeled on the final CAIR, and proposes to deny the Section 126 petition filed by the State of North Carolina to require reductions of NOx and SO2 from specific facilities in thirteen states, including several AEP facilities. The proposed rule denies North Carolina’s petition for action based on its ozone non-attainment area, since the Federal EPA’s modeling predicts that this area will be in attainment with the 8-hour standard in 2010. The Federal EPA also proposes to deny the petition based on North Carolina’s PM2.5 non-attainment areas, based on the reductions prescribed by the FIP, or to withdraw its Section 126 findings with respect to any state that submits a SIP implementing the CAIR requirements.

On March 15, 2005, the Administrator of the Federal EPA signed a final Clean Air Mercury Rule (CAMR) that will permit mercury emission reductions to be achieved from existing sources through a national cap-and-trade approach. The cap-and-trade approach would include a two-phase mercury reduction program for coal-fired utilities. The final CAMR imposes a national cap on mercury emissions from coal-fired power plants of 38 tons by 2010 and 15 tons by 2018. On October 21, 2005, the Federal EPA announced its decision to reconsider several issues in connection with the CAMR, including the legal basis for its decision to withdraw the December 2000 finding under Section 112 of the CAA and the impacts associated with the implementation of an emissions cap and trading program.

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

The changes in the Federal EPA’s final CAIR, CAMR and CAVR have not caused us to significantly revise our estimates of the capital investments necessary to achieve compliance with these requirements. However, the final rules give states substantial discretion in developing their rules to implement these programs and states will have 18 months after publication of the notice of final rulemaking to submit their revised SIPs. In addition, the CAIR, CAMR and CAVR have been challenged in the United States Court of Appeals for the District of Columbia. As a result, the ultimate requirements may not be known for several years and may depart significantly from the rules described here. If the final rules are remanded by the court, if states elect not to participate in the federal cap-and-trade programs, and/or if states elect to impose additional requirements on individual units that are already subject to the CAIR, CAVR and/or CAMR, our costs could increase significantly. The cost of compliance could have an adverse effect on future results of operations, cash flows and financial condition unless recovered from customers.

New Source Review (NSR) Litigation

The Federal EPA and a number of states have alleged APCo, CSPCo, I&M, OPCo and other nonaffiliated utilities modified certain units at coal-fired generating plants in violation of the new source review requirements of the CAA. The Federal EPA filed its complaints against our subsidiaries in U.S. District Court for the Southern District of Ohio. The court also consolidated a separate lawsuit, initiated by certain special interest groups, with the Federal EPA case. The alleged modifications occurred at our generating units over a 20-year period. A bench trial on the liability issues was held during July 2005. Briefing has concluded.

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

In June 2004, the Federal EPA issued a Notice of Violation (NOV) in order to “perfect” its complaint in the pending litigation. The NOV expands the number of alleged “modifications” undertaken at the Amos, Cardinal, Conesville, Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV were already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaints and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing. Subsequently, the Federal EPA and eight Northeastern states each filed an additional complaint containing the same allegations against the Amos and Conesville plants that the judge disallowed in the pending case. The Northeastern states’ complaint has been assigned to the same judge in the U.S. District Court for the Southern District of Ohio. AEP filed an answer to the Northeastern states’ complaint and to the Federal EPA’s complaint, denying the allegations and stating its defenses.

On June 24, 2005, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part the new source review reform regulations adopted by the Federal EPA in December 2002. The court upheld the Federal EPA’s decision to apply an actual-to-future actual emissions, and includes tests utilizing a five-year look back period to establish actual baseline emissions for utilities and a ten-year period for other sources. This excludes increased emissions unrelated to a physical change from the projected emissions and includes emissions associated with demand growth. The court vacated the Federal EPA’s adoption of a broad pollution control project exclusion that includes projects that result in a significant collateral emissions increase, and the “clean unit” applicability test, and remanded certain recordkeeping requirements to the Federal EPA.

On August 30, 2005, the United States Court of Appeals for the Fourth Circuit denied the petitions for rehearing filed by the United States and other appellants in the Duke Energy case. On October 13, 2005, the Administrator of the Federal EPA signed a proposed rule that would adopt a test for determining when an emissions increase results from a change at an existing electric utility generating unit under the federal NSR programs that would be consistent with the test adopted and applied by the Fourth Circuit in the Duke Energy case. This would be based on maximum hourly emissions before and after the change. The Federal EPA is also seeking comments on two alternative formulations of the emission increase test.  We have filed a Motion in the NSR litigation that asks the Court, among other things, to dismiss the NSR cases on due process grounds based on the statements and admissions the Federal EPA made in promulgating the proposed rule.

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

On July 27, 2004, the Federal EPA Region 5 issued an Administrative Complaint related to the alleged failure of I&M to immediately report under Superfund and EPCRA a November 2002 release of sodium hypochlorite from the Cook Plant. I&M and the Federal EPA signed a Final Consent Agreement and Final Order related to the Administrative Complaint effective June 30, 2005. I&M paid a $15 thousand penalty and will invest in a supplemental environmental project at the Cook Plant.

On December 21, 2004, the Federal EPA notified OPCo of its intent to file a Civil Administrative Complaint, alleging one violation of Superfund reporting obligations and two violations of EPCRA for failure to timely report a June 2004 release of an RQ amount of ammonia from OPCo’s Gavin Plant SCR system. The Federal EPA indicated its intent to seek civil penalties. OPCo and the Federal EPA signed a Final Consent Agreement and Final Order related to the Administrative Complaint effective September 30, 2005. OPCo paid a $16 thousand penalty and will invest in a supplemental environmental project at the Gavin Plant.

Carbon Dioxide Public Nuisance Claims

In July 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other nonaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of three special interest groups. The actions alleged that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and sought injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. In September 2005, the lawsuits were dismissed. A notice of appeal to the Second Circuit Court of Appeals has been filed on behalf of all plaintiffs. A briefing schedule has not been established.

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

We have established policies and procedures that allow us to identify, assess, and manage market risk exposures in our day-to-day operations. Our risk policies have been reviewed with our Board of Directors and approved by our Risk Executive Committee. Our Chief Risk Officer administers our risk policies and procedures. The Risk Executive Committee establishes risk limits, approves risk policies, and assigns responsibilities regarding the oversight and management of risk and monitors risk levels. Members of this committee receive daily, weekly, and monthly reports regarding compliance with policies, limits and procedures. Our committee meets monthly and consists of the Chief Risk Officer, senior executives, and other senior financial and operating managers.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in millions)

	Utility Operations	Investments-Gas Operations	Investments-UK Operations	Total
Total MTM Risk Management Contract Net Assets (Liabilities) at December 31, 2004	$277	$-	$(12)	$265
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(93)	18	12	(63)
Fair Value of New Contracts When Entered During the Period (b)	2	-	-	2
Net Option Premiums Paid/(Received) (c)	(4)	-	-	(4)
Change in Fair Value Due to Valuation Methodology Changes	-	-	-	-
Changes in Fair Value of Risk Management Contracts (d)	59	1	-	60
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	19	-	-	19
Total MTM Risk Management Contract Net Assets (Liabilities) at September 30, 2005	$260	$19	$-	279
Net Cash Flow and Fair Value Hedge Contracts (f)				(64)
Ending Net Risk Management Assets at September 30, 2005				$215

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

(f)	“Net Cash Flow and Fair Value Hedge Contracts” (pretax) are discussed in detail within the following pages.

Detail on MTM Risk Management Contract Net Assets (Liabilities)
As of September 30, 2005
(in millions)

	Utility Operations	Investments-Gas Operations	Total
Current Assets	$919	$390	$1,309
Noncurrent Assets	641	274	915
Total Assets	1,560	664	2,224

Current Liabilities	(845)	(362)	(1,207)
Noncurrent Liabilities	(455)	(283)	(738)
Total Liabilities	(1,300)	(645)	(1,945)

Total Net Assets (Liabilities), excluding Hedges	$260	$19	$279

Reconciliation of MTM Risk Management Contracts to
Total MTM Risk Management Contract Net Assets (Liabilities)
As of September 30, 2005
(in millions)

	MTM Risk Management Contracts (a)	PLUS: Hedges	Total (b)
Current Assets	$1,309	$9	$1,318
Noncurrent Assets	915	3	918
Total MTM Derivative Contract Assets	2,224	12	2,236

Current Liabilities	(1,207)	(73)	(1,280)
Noncurrent Liabilities	(738)	(3)	(741)
Total MTM Derivative Contract Liabilities	(1,945)	(76)	(2,021)

Total MTM Derivative Contract Net Assets	$279	$(64)	$215

(a)	Does not include Cash Flow and Fair Value Hedges.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets (Liabilities)
Fair Value of Contracts as of September 30, 2005
(in millions)

	Remainder 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Utility Operations:
Prices Actively Quoted - Exchange Traded Contracts	$(18)	$68	$(4)	$2	$-	$-	$48
Prices Provided by Other External Sources - OTC Broker Quotes (a)	75	33	97	30	3	-	238
Prices Based on Models and Other Valuation Methods (b)	(10)	(57)	(33)	16	33	25	(26)
Total	$47	$44	$60	$48	$36	$25	$260

Investments - Gas Operations:
Prices Actively Quoted - Exchange Traded Contracts	$9	$(16)	$10	$-	$-	$-	$3
Prices Provided by Other External Sources - OTC Broker Quotes (a)	30	6	(7)	-	-	-	29
Prices Based on Models and Other Valuation Methods (b)	(3)	(2)	-	(2)	(4)	(2)	(13)
Total	$36	$(12)	$3	$(2)	$(4)	$(2)	$19

Total:
Prices Actively Quoted - Exchange Traded Contracts	$(9)	$52	$6	$2	$-	$-	$51
Prices Provided by Other External Sources - OTC Broker Quotes (a)	105	39	90	30	3	-	267
Prices Based on Models and Other Valuation Methods (b)	(13)	(59)	(33)	14	29	23	(39)
Total	$83	$32	$63	$46	$32	$23	$279

(a)	Prices Provided by Other External Sources - OTC Broker Quotes reflects information obtained from over-the-counter brokers (OTC), industry services, or multiple-party on-line platforms.
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

(c)	There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2009. $26 million of this mark-to-market value is in 2010.
(d)	Amounts exclude Cash Flow and Fair Value Hedges.

The determination of the point at which a market is no longer liquid for placing it in the Modeled category in the preceding table varies by market. The following table reports an estimate of the maximum tenors (contract maturities) of the liquid portion of each energy market.

Maximum Tenor of the Liquid Portion of Risk Management Contracts
As of September 30, 2005

Commodity	Transaction Class	Market/Region	Tenor
			(in months)
Natural Gas	Futures	NYMEX/Henry Hub	60
	Physical Forwards	Gulf Coast, Texas	27
	Swaps	Gas East - Northeast, Mid-continent,
		Gulf Coast, Texas	27
	Swaps	Gas West - Rocky Mountains, West Coast	27
	Exchange Option Volatility	NYMEX/Henry Hub	12

Power	Futures	Power East - PJM	39
	Physical Forwards	Power East - MISO Cin Hub	27
	Physical Forwards	Power East - PJM West	39
	Physical Forwards	Power East - AEP Dayton (PJM)	15
	Physical Forwards	Power East - NEPOOL	39
	Physical Forwards	Power East - NYPP	39
	Physical Forwards	Power East - ERCOT	39
	Physical Forwards	Power East - Com Ed	9
	Physical Forwards	Power East - Entergy	15
	Physical Forwards	Power West - Palo Verde, Mead	51
	Physical Forwards	Power West - North Path 15, South Path 15	51
	Physical Forwards	Power West - Mid Columbia	51
	Peak Power Volatility (Options)	Cinergy, PJM	12

Emissions	Credits	SO2, NOx	39

Coal	Physical Forwards	PRB, NYMEX, CSX	27

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

We employ the use of interest rate forward and swap transactions in order to manage interest rate risk related to existing debt and to manage interest rate exposure on anticipated borrowings of fixed-rate debt. We do not hedge all interest rate exposure.

The tables below provide detail on designated, effective cash flow hedges included in our Condensed Consolidated Balance Sheets. The data in the first table indicates the magnitude of cash flow hedges that we have in place. Only contracts designated as cash flow hedges are recorded in AOCI. Therefore, economic hedge contracts which are not designated as effective cash flow hedges are marked-to-market and are included in the previous risk management tables. This table further indicates what portions of designated, effective hedges are expected to be reclassified into net income in the next 12 months. The second table provides the nature of changes from December 31, 2004 to September 30, 2005.

Information on energy commodity risk management activities is presented separately from interest rate risk management activities.

Cash Flow Hedges included in Accumulated Other Comprehensive Income (Loss)
On the Condensed Consolidated Balance Sheet as of September 30, 2005
(in millions)

	Accumulated Other Comprehensive Income (Loss) After Tax (a)	After Tax Portion Expected to be Reclassified to Earnings During the Next 12 Months (b)
Power and Gas	$(42)	$(42)
Interest Rate	(25)	(3)

Total	$(67)	$(45)

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in millions)

	Power and Gas	Interest Rate	Total
Beginning Balance, December 31, 2004	$23	$(23)	$-
Changes in Fair Value (c)	(41)	(5)	(46)
Reclassifications from AOCI to Net Income (d)	(24)	3	(21)
Ending Balance, September 30, 2005	$(42)	$(25)	$(67)

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

(c)
“Changes in Fair Value” - Changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

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

We have risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily. At September 30, 2005, our credit exposure net of collateral to sub investment grade counterparties was approximately 13.22%, expressed in terms of net MTM assets and net receivables. As of September 30, 2005, the following table approximates our counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable (in millions, except number of counterparties):

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
Investment Grade	$1,149	$359	$790	3	$342
Split Rating	25	9	16	1	15
Noninvestment Grade	316	222	94	3	81
No External Ratings:
Internal Investment Grade	113	1	112	1	51
Internal Noninvestment Grade	48	1	47	2	35
Total	$1,651	$592	$1,059	10	$524

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

Generation Plant Hedging Information
Estimated Next Three Years
As of September 30, 2005

	Remainder 2005	2006	2007
Estimated Plant Output Hedged	94%	89%	90%

VaR Associated with Risk Management Contracts

We use a risk measurement model, which calculates VaR to measure our commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, at September 30, 2005, a near term typical change in commodity prices is not expected to have a material effect on our results of operations, cash flows or financial condition.

The following table shows the end, high, average, and low market risk as measured by VaR year-to-date:

VaR Model

Nine Months Ended September 30, 2005				Twelve Months Ended December 31, 2004

(in millions)				(in millions)
End	High	Average	Low	End	High	Average	Low
$4	$5	$2	$1	$3	$19	$5	$1

Our VaR model results are adjusted using standard statistical treatments to calculate the CCRO VaR reporting metrics listed below.

CCRO VaR Metrics
(in millions)

	September 30, 2005	Average for Year-to-Date 2005	High for Year-to-Date 2005	Low for Year-to-Date 2005
95% Confidence Level, Ten-Day Holding Period	$15	$9	$20	$5
99% Confidence Level, One-Day Holding Period	$6	$4	$8	$2

We utilize a VaR model to measure interest rate market risk exposure. The interest rate VaR model is based on a Monte Carlo simulation with a 95% confidence level and a one-year holding period. The volatilities and correlations were based on three years of daily prices. The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $593 million at September 30, 2005 and $601 million at December 31, 2004. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not materially affect our results of operations, cash flows or financial position.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
REVENUES
Utility Operations	$3,132	$2,920	$8,318	$8,009
Gas Operations	73	760	449	2,191
Other	95	101	289	356
TOTAL	3,300	3,781	9,056	10,556
EXPENSES
Fuel for Electric Generation	1,011	782	2,554	2,210
Purchased Electricity for Resale	181	274	494	444
Purchased Gas for Resale	5	725	255	2,011
Maintenance and Other Operation	906	847	2,569	2,689
Asset Impairments and Other Related Charges	39	-	39	-
Depreciation and Amortization	336	333	988	972
Taxes Other Than Income Taxes	205	181	566	555
TOTAL	2,683	3,142	7,465	8,881

OPERATING INCOME	617	639	1,591	1,675

Other Income	139	208	484	329
Other Expense	(24)	(36)	(130)	(110)
Investment Value Losses	(7)	-	(7)	(2)

INTEREST AND OTHER CHARGES
Interest Expense	163	193	524	591
Preferred Stock Dividend Requirements of Subsidiaries	1	2	6	5
TOTAL	164	195	530	596

INCOME BEFORE INCOME TAXES	561	616	1,408	1,296
Income Taxes	196	204	471	444

INCOME BEFORE DISCONTINUED OPERATIONS	365	412	937	852

DISCONTINUED OPERATIONS, Net of Tax	22	118	26	60

NET INCOME	$387	$530	$963	$912

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	389	396	389	396

BASIC EARNINGS PER SHARE
Income Before Discontinued Operations	$0.94	$1.04	$2.41	$2.15
Discontinued Operations	0.05	0.30	0.07	0.15
TOTAL BASIC EARNINGS PER SHARE	$0.99	$1.34	$2.48	$2.30

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	390	397	390	396

DILUTED EARNINGS PER SHARE
Income Before Discontinued Operations	$0.94	$1.04	$2.40	$2.15
Discontinued Operations	0.05	0.30	0.07	0.15
TOTAL DILUTED EARNINGS PER SHARE	$0.99	$1.34	$2.47	$2.30

CASH DIVIDENDS PAID PER SHARE	$0.35	$0.35	$1.05	$1.05
See Condensed Notes to Condensed Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(in millions)
(Unaudited)

	2005	2004
CURRENT ASSETS
Cash and Cash Equivalents	$849	$320
Other Temporary Cash Investments	73	275
Accounts Receivable:
Customers	829	930
Accrued Unbilled Revenues	369	592
Miscellaneous	45	79
Allowance for Uncollectible Accounts	(33)	(77)
Total Accounts Receivable	1,210	1,524
Fuel, Materials and Supplies	649	852
Risk Management Assets	1,318	737
Margin Deposits	357	113
Other	214	200
TOTAL	4,670	4,021

PROPERTY, PLANT AND EQUIPMENT
Electric:
Production	16,487	15,969
Transmission	6,400	6,293
Distribution	10,564	10,280
Other (including gas, coal mining and nuclear fuel)	3,072	3,585
Construction Work in Progress	1,676	1,159
Total	38,199	37,286
Accumulated Depreciation and Amortization	14,684	14,485
TOTAL - NET	23,515	22,801

OTHER NONCURRENT ASSETS
Regulatory Assets	3,852	3,601
Securitized Transition Assets	608	642
Spent Nuclear Fuel and Decommissioning Trusts	1,120	1,053
Investments in Power and Distribution Projects	105	154
Goodwill	76	76
Long-term Risk Management Assets	918	470
Prepaid Pension Obligations	382	386
Other	663	831
TOTAL	7,724	7,213

Assets Held for Sale	47	628

TOTAL ASSETS	$35,956	$34,663

See Condensed Notes to Condensed Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

			2005	2004
CURRENT LIABILITIES			(in millions)
	Accounts Payable		$1,112	$1,051
	Short-term Debt		15	23
	Long-term Debt Due Within One Year (a)		717	1,279
	Cumulative Preferred Stocks of Subsidiaries Subject to Mandatory Redemption		-	66
	Risk Management Liabilities		1,280	608
	Accrued Taxes		729	611
	Accrued Interest		160	180
	Customer Deposits		725	414
	Other		674	775
	TOTAL		5,412	5,007

	NONCURRENT LIABILITIES
	Long-term Debt (a)		11,025	11,008
	Long-term Risk Management Liabilities		741	329
	Deferred Income Taxes		4,674	4,819
	Regulatory Liabilities and Deferred Investment Tax Credits		2,847	2,540
	Asset Retirement Obligations		847	827
	Employee Benefits and Pension Obligations		461	730
	Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2		159	166
	Deferred Credits and Other		742	411
	TOTAL		21,496	20,830

	Liabilities Held for Sale		2	250

	TOTAL LIABILITIES		26,910	26,087

	Cumulative Preferred Stock Not Subject to Mandatory Redemption		61	61

	Commitments and Contingencies (Note 5)

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock Par Value $6.50:
	2005	2004
Shares Authorized	600,000,000	600,000,000
Shares Issued	414,959,884	404,858,145
	(21,499,992 and 8,999,992 shares were held in treasury at September 30, 2005 and December 31, 2004, respectively)		2,697	2,632
	Paid-in Capital		4,121	4,203
	Retained Earnings		2,579	2,024
	Accumulated Other Comprehensive Income (Loss)		(412)	(344)
	TOTAL		8,985	8,515

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$35,956	$34,663

(a) See Accompanying Schedule.

See Condensed Notes to Condensed Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(in millions)
(Unaudited)
	2005	2004
OPERATING ACTIVITIES
Net Income	$963	$912
Less: Income from Discontinued Operations	(26)	(60)
Income from Continuing Operations	937	852
Adjustments for Noncash Items:
Depreciation and Amortization	988	972
Accretion of Asset Retirement Obligations	50	47
Deferred Income Taxes	(33)	88
Deferred Investment Tax Credits	(23)	(21)
Asset Impairments, Investment Value Losses and Other Related Charges	46	2
Carrying Costs	(83)	(2)
Amortization of Deferred Property Taxes	94	92
Mark-to-Market of Risk Management Contracts	-	89
Pension Contributions	(306)	(27)
Over/Under Fuel Recovery	(183)	78
Gain on Sales of Assets	(172)	(156)
Change in Other Noncurrent Assets	(99)	(101)
Change in Other Noncurrent Liabilities	(21)	27
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	5	367
Fuel, Materials and Supplies	54	(18)
Accounts Payable	204	(289)
Taxes Accrued	118	388
Customer Deposits	311	19
Interest Accrued	(25)	(25)
Other Current Assets	(246)	(107)
Other Current Liabilities	(29)	3
Net Cash Flows From Operating Activities	1,587	2,278

INVESTING ACTIVITIES
Acquisition of Waterford Plant	(218)	-
Construction Expenditures	(1,610)	(1,047)
Change in Other Temporary Cash Investments, Net	99	28
Investment in Discontinued Operations, Net	-	(59)
Purchases of Investments	(3,342)	(425)
Proceeds from the Sale of Investments	3,445	274
Proceeds from Sale of Assets	1,599	1,202
Other	39	(6)
Net Cash Flows From (Used For) Investing Activities	12	(33)

FINANCING ACTIVITIES
Issuance of Common Stock	393	13
Repurchase of Common Stock	(427)	-
Issuance of Long-term Debt	2,045	416
Change in Short-term Debt, Net	(8)	(201)
Retirement of Long-term Debt	(2,599)	(1,898)
Retirement of Preferred Stock	(66)	(4)
Dividends Paid on Common Stock	(408)	(415)
Net Cash Flows Used For Financing Activities	(1,070)	(2,089)

Net Increase in Cash and Cash Equivalents	529	156
Cash and Cash Equivalents at Beginning of Period	320	778
Cash and Cash Equivalents at End of Period	$849	$934

Net Decrease in Cash and Cash Equivalents from Discontinued Operations	$-	$(4)
Cash and Cash Equivalents from Discontinued Operations - Beginning of Period	-	13
Cash and Cash Equivalents from Discontinued Operations - End of Period	$-	$9
See Condensed Notes to Condensed Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(in millions)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Total
DECEMBER 31, 2003	404	$2,626	$4,184	$1,490	$(426)	$7,874
Issuance of Common Stock	1	4	9			13
Common Stock Dividends				(415)		(415)
Other			4			4
TOTAL						7,476

COMPREHENSIVE INCOME
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments, Net of Tax of $0					(113)	(113)
Cash Flow Hedges, Net of Tax of $4					(8)	(8)
Minimum Pension Liability, Net of Tax of $10					16	16
NET INCOME				912		912
TOTAL COMPREHENSIVE INCOME						807
SEPTEMBER 30, 2004	405	$2,630	$4,197	$1,987	$(531)	$8,283

DECEMBER 31, 2004	405	$2,632	$4,203	$2,024	$(344)	8,515
Issuance of Common Stock	10	65	328			393
Common Stock Dividends				(408)		(408)
Repurchase of Common Stock			(427)			(427)
Other			17			17
TOTAL						8,090

COMPREHENSIVE INCOME
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments, Net of Tax of $0					(6)	(6)
Cash Flow Hedges, Net of Tax of $36					(67)	(67)
Minimum Pension Liability, Net of Tax of $0					4	4
Securities Available for Sale, Net of Tax $0					1	1
NET INCOME				963		963
TOTAL COMPREHENSIVE INCOME						895
SEPTEMBER 30, 2005	415	$2,697	$4,121	$2,579	$(412)	$8,985

See Condensed Notes to Condensed Consolidated Financial Statements.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED SCHEDULE OF CONSOLIDATED LONG-TERM DEBT
September 30, 2005 and December 31, 2004
(Unaudited)
(in millions)

	2005	2004

First Mortgage Bonds	$242	$417
Defeased TCC First Mortgage Bonds (a)	18	84
Installment Purchase Contracts	1,935	1,773
Notes Payable	919	939
Senior Unsecured Notes	7,342	7,717
Securitization Bonds	648	698
Notes Payable to Trust	113	113
Equity Unit Senior Notes (b)	345	345
Long-term DOE Obligation (c)	234	229
Other Long-term Debt	-	14
Equity Unit Contract Adjustment Payments	-	9
Unamortized Discount, Net	(54)	(51)

TOTAL LONG-TERM DEBT OUTSTANDING	11,742	12,287
Less Portion Due Within One Year	717	1,279

TOTAL LONG-TERM PORTION	$11,025	$11,008

(a)
On May 7, 2004, we deposited cash and treasury securities of $125 million with a trustee to defease all of TCC’s outstanding First Mortgage Bonds. Trust fund assets related to this obligation of $2 and $72 million are included in Other Temporary Cash Investments at September 30, 2005 and December 31, 2004, respectively, and $21 and $22 million are included in Other Noncurrent Assets in the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively. Trust fund assets are restricted for exclusive use in funding the interest and principal due on the First Mortgage Bonds.

(b)
In June 2005, we remarketed $345 million of 5.75% Equity Unit Senior Notes originally issued in June 2002 with new notes bearing a 4.709% interest rate. See “Remarketing of Senior Notes” section of Note 11.

(c)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M (a nuclear licensee) has an obligation with the United States Department of Energy for spent nuclear fuel disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. I&M is the only AEP subsidiary that generated electric power with nuclear fuel prior to that date. Trust fund assets of $265 million and $262 million related to this obligation are included in Spent Nuclear Fuel and Decommissioning Trusts in the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Matters
2.	New Accounting Pronouncements
3.	Rate Matters
4.	Customer Choice and Industry Restructuring
5.	Commitments and Contingencies
6.	Guarantees
7.	Acquisitions, Dispositions, Discontinued Operations, Asset Impairments and Assets Held for Sale
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

Other Income and Other Expense

The following table provides the components of Other Income and Other Expense as presented in our Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Other Income:
Interest and Dividend Income	$18	$7	$43	$18
Equity Earnings	3	5	10	15
Nonutility Revenue	16	27	108	85
Gain on Sale of IPPs	-	105	-	105
Gain on Sale of South Coast	-	48	-	48
Gain on Sale of Pac Hydro (a)	56	-	56	-
Gain on Sale of Texas REPs (a)	-	-	112	-
Carrying Charges	27	1	83	2
Other	19	15	72	56
Total Other Income	$139	$208	$484	$329

Other Expense:
Nonutility Expense	$12	$24	$90	$75
Other	12	12	40	35
Total Other Expense	$24	$36	$130	$110

(a) See “Dispositions” section of Note 7.

Components of Accumulated Other Comprehensive Income (Loss)

The following table provides the components that constitute the balance sheet amount in Accumulated Other Comprehensive Income (Loss):

	September 30,	December 31,
	2005	2004
Components	(in millions)
Foreign Currency Translation Adjustments, Net of tax	$-	$6
Securities Available for Sale, Net of tax	-	(1)
Cash Flow Hedges, Net of tax	(67)	-
Minimum Pension Liability, Net of tax	(345)	(349)
Total	$(412)	$(344)

At September 30, 2005, we expect to reclassify approximately $45 million of net losses from cash flow hedges in Accumulated Other Comprehensive Income (Loss) to Net Income during the next twelve months at the time the hedged transactions affect Net Income. The actual amounts that are reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income can differ as a result of market fluctuations. Fifteen months is the maximum length of time that we are hedging our exposure to variability in future cash flows with contracts designated as cash flow hedges.

Accounting for Asset Retirement Obligations (ARO)

The following is a reconciliation of the beginning and ending aggregate carrying amounts of ARO:

	Nuclear Decommissioning		Ash Ponds	Wind Mills and Mining Operations	Total
	(in millions)
ARO at January 1, 2005, Including STP	$960		$84	$32	$1,076
Accretion Expense	43		5	2	50
Liabilities Incurred	-		-	8	8
Revisions in Cash Flow Estimates	(27	) (c)	-	(1)	(28)
ARO at September 30, 2005, Including STP	976		89	41	1,106
Less ARO Liability for STP (a)	(256)		-	-	(256)
ARO at September 30, 2005	$720		$89	$41	$850 (b)

(a)
The ARO for TCC’s share of STP was included in Liabilities Held for Sale at December 31, 2004 and was subsequently transferred to the buyer with the sale in the second quarter of 2005 (see “Texas Plants-South Texas Project” section of Note 7).

(b)	The current portion of our ARO, totaling $3 million, is included in Other in the Current Liabilities section in our Condensed Consolidated Balance Sheets.
(c)	The Cook Plant’s operating licenses were renewed for Cook Unit 1 until 2034 and for Cook Unit 2 until 2037.

Accretion expense is included in Maintenance and Other Operation expense in our accompanying Condensed Consolidated Statements of Income.

At September 30, 2005 and December 31, 2004, the fair value of assets that are legally restricted for purposes of settling the nuclear decommissioning liabilities totaled $855 million and $791 million, respectively, relating to Cook Plant recorded in Spent Nuclear Fuel and Decommissioning Trusts in our Condensed Consolidated Balance Sheets.

Supplementary Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Related Party Transactions	(in millions)
AEP Consolidated Purchased Power:
Ohio Valley Electric Corporation (44.2% owned)	$49	$45	$140	$115
Sweeny Cogeneration Limited Partnership (50% owned)	38	-	98	-

	Nine Months Ended September 30,
	2005	2004
Cash Flow Information	(in millions)
Cash was paid (received) for:
Interest (net of capitalized amounts)	$492	$576
Income Taxes	277	(112)
Change in construction-related Accounts Payable included in Investing Activities - Construction Expenditures	66	(24)
Noncash Investing and Financing Activities: Acquisitions Under Capital Leases	42	90
(Disposition) of Liabilities Related to Acquisitions/Divestures, Net	(20)	(67)

Earnings per Share

The following tables present our basic and diluted earnings per share (EPS) calculations included in our Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$387		$530

Average number of basic shares outstanding	388.9	$0.99	395.7	$1.34
Average dilutive effect of:
Performance Share Units	1.0	(0.00)	0.7	(0.00)
Stock Options	0.5	(0.00)	0.3	(0.00)
Restricted Stock Units	0.1	(0.00)	-	(0.00)
Average number of diluted shares outstanding	390.5	$0.99	396.7	$1.34

	Nine Months Ended September 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$963		$912

Average number of basic shares outstanding	388.7	$2.48	395.6	$2.30
Average dilutive effect of:
Performance Share Units	0.9	(0.01)	0.5	(0.00)
Stock Options	0.3	(0.00)	0.3	(0.00)
Restricted Stock Units	0.1	(0.00)	-	(0.00)
Average number of diluted shares outstanding	390.0	$2.47	396.4	$2.30

Our stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the 2004 Form 10-K.

Reclassifications

Certain prior period financial statement items have been reclassified to conform to current period presentation. Such reclassifications had no impact on previously reported Net Income.

In connection with preparation of the first quarter of 2005 financial statements, we concluded that it was appropriate to classify our auction rate securities as Other Temporary Cash Investments. Previously, such investments had been classified as Cash and Cash Equivalents in the Condensed Consolidated Balance Sheets. Accordingly, we have revised the classification to exclude from Cash and Cash Equivalents $103 million at December 31, 2004, and to include such amounts as Other Temporary Cash Investments. There were no auction rate securities held at September 30, 2005. At December 31, 2003, auction rate securities approximated $200 million. These revisions had no impact on our previously reported results of operations, operating cash flows or working capital.

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

SFAS 154 “Accounting Changes and Error Corrections” (SFAS 154)

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS 154 is effective for us beginning January 1, 2006 and will be applied when applicable.

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

We will implement FIN 47 during the fourth quarter of 2005. Implementation will require a potential adjustment for the cumulative effect for any nonregulated operations of initially adopting FIN 47 to be recorded as a change in accounting principle, disclosure of pro forma liabilities and asset retirement obligations, and other additional disclosures. We have not completed our evaluation of any potential impact to our results of operations or financial condition.

EITF Issue 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”

This issue developed a model for evaluating which cash flows are to be considered in determining whether cash flows have been or will be eliminated and what types of continuing involvement constitute significant continuing involvement when determining whether to report Discontinued Operations. During the first quarter of 2005, we applied this issue to components we disposed or classified as held for sale, including the HPL disposition (see “Houston Pipe Line Company” section of Note 7).

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued by FASB, we cannot determine the impact on the reporting of our operations that may result from any such future changes. The FASB is currently working on several projects including accounting for uncertain tax positions, business combinations, liabilities and equity, revenue recognition, subsequent events, earnings per share, pension plans, fair value measurements and related tax impacts. We also expect to see more FASB projects as a result of their desire to converge International Accounting Standards with those generally accepted in the United States of America. The ultimate pronouncements resulting from pending and future projects could have an impact on our future results of operations and financial position.

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

APCo Virginia Environmental and Reliability Costs

In April 2004, the Virginia Electric Restructuring Act was amended to include a provision that permits recovery, during the extended capped rate period ending December 31, 2010, of incremental environmental compliance and transmission and distribution (T&D) system reliability (E&R) costs prudently incurred after July 1, 2004. On July 1, 2005, APCo filed a request with the Virginia SCC seeking approval for the recovery of $62 million in incremental E&R costs through June 30, 2006. The $62 million request represents i) expected costs of environmental controls on coal-fired generators to meet the first phase of the Clean Air Interstate Rule and Clean Air Mercury Rule finalized earlier this year, ii) recovery of the incremental cost of the Jacksons Ferry-Wyoming 765 kilovolt transmission line construction and iii) other incremental T&D system reliability costs incurred from July 1, 2004 to June 30, 2006.

In the filing, APCo had requested that a twelve-month E&R recovery factor be applied to electric service bills on an interim basis beginning August 1, 2005. The recovery factor would have been applied as a 9.18% surcharge to customer bills. APCo proposed to practice over/under-recovery deferral accounting for the difference between the actual incremental costs incurred and the revenue recovered.

Through September 30, 2005, APCo has incurred approximately $13 million of actual incremental E&R costs and has deferred $7 million of such costs for future recovery. APCo did not record $2 million of equity carrying costs that are not recognized until collected.  Additionally, E&R costs of $4 million represented capitalized interest that was duplicative of the carrying costs.

On July 14, 2005, the Virginia SCC issued an order that established a procedural schedule for APCo’s proceeding including a public hearing on February 7, 2006. The order provided that no portion of APCo’s application should become effective pending further decision of the Virginia SCC. On October 14, 2005, the Virginia SCC denied APCo’s request to place in effect, on an interim basis subject to refund, its proposed cost recovery surcharge. Under this order, an E&R surcharge will not become effective until the Virginia SCC issues an order following the February 7, 2006 public hearing in this case. The Virginia SCC also ruled in this order that it does not have the authority under applicable Virginia law to approve the recovery of projected E&R costs before their actual incurrence and adjudication, which effectively eliminated projected costs requested in this filing. However, according to this order, APCo may update its request to reflect additional actual costs and/or present additional evidence. If the Virginia SCC denies recovery of any portion of the net incremental amounts deferred to date, it would adversely affect future results of operations and cash flows.

APCo and WPCo West Virginia Rate Case

On August 26, 2005, APCo and WPCo collectively filed an application with the Public Service Commission of West Virginia seeking an initial increase in their retail rates of approximately $82 million. The initial increase included approval to reactivate and modify the suspended Expanded Net Energy Cost (ENEC) Recovery Mechanism which accounted for $72 million of the initial increase and approval to implement a system reliability tracker which accounted for $10 million. ENEC includes fuel and purchased power costs, as well as other energy-related items including off-system sales margins and transmission items. In addition, APCo and WPCo requested a series of supplemental annual increases related to the recovery of the cost of significant environmental and transmission expenditures. The first proposed supplemental increase of $9 million would go in effect on the same date as the initial rate increase, and the remaining proposed supplemental increases of $44 million, $10 million and $38 million would go in effect on January 1, 2007, 2008 and 2009, respectively. It is expected that the proposed rates will become effective on June 23, 2006 under West Virginia law. APCo has a regulatory liability of $52 million of pre-suspension, previously over-recovered ENEC costs which it is proposing to apply plus a carrying cost in the future to any under-recoveries of ENEC costs through the reactivated ENEC Recovery Mechanism. Management is unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

I&M Indiana Settlement Agreement

I&M’s fuel and base rates in Indiana were frozen through a prior agreement. In 2004, the IURC ordered the continuation of the fixed fuel adjustment charge on an interim basis through March 2005, pending the outcome of negotiations. Certain of the parties to the negotiations reached a settlement and signed an agreement on March 10, 2005 and filed the agreement with the IURC on March 14, 2005. The IURC approved the agreement on June 1, 2005.

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

The settlement agreement also covers certain events at the Cook Plant. The settlement provides that if an outage of greater than 60 days occurs at Cook Plant, the recovery of actual monthly fuel costs will be in effect for the outage period beyond 60 days, capped by the average AEP System Pool Primary Energy Rate (Primary Energy Rate), the ratio of the sum of fuel and one half maintenance expenses incurred by the pool members to the total kilowatt-hours of net generation, excluding I&M, as defined by the AEP System Interconnection Agreement and adjusted for losses. If a second outage greater than 60 days occurs, actual monthly fuel costs capped at the Primary Energy Rate would be recovered through June 2007. Over the term of the settlement, if total cumulative actual fuel costs (except during a Cook Plant outage of greater than 60 days) are less than the cap prices, the savings will be credited to customers over the next two fuel adjustment clause filings. Cumulative net fuel costs in excess of the capped prices cannot be recovered. If Cook Plant operates at a capacity factor greater than 87% during the fuel cap period, I&M will receive credit for 30% of the savings produced by that performance.

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

I&M experienced a cumulative under-recovery for the period March 2004 through September 2005 of $10 million. Since I&M expects that its cumulative fuel costs through the end of the fuel cap period will exceed the capped fuel rates, the $10 million was recorded as fuel expense.  If future fuel costs per KWH through June 30, 2007 continue to exceed the caps, or if the base rate cap precludes I&M from seeking timely rate increases to recover increases in its cost of service through June 30, 2007, future results of operations and cash flows would be adversely affected.

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

On March 31, 2005, I&M filed its 2004 PSCR Reconciliation seeking recovery of approximately $2 million of unrecovered PSCR fuel costs and interest through the application of customer bill surcharges.

On April 28, 2005, the MPSC issued an Opinion and Order approving I&M’s proposed 2004 PSCR factors as billed and finding in favor of I&M on all issues, including the proposed treatment of net SO2 and NOx credits.

On September 30, 2005, I&M filed its 2006 PSCR Plan reflecting projected costs for 2006. The factors proposed by I&M will be placed into effect beginning January 2006 on an interim basis, unless approved by the MPSC prior to that time. If approved, the fuel factors to be placed in effect together with accompanying over/under-recovery deferral accounting should allow I&M to recover its fuel costs in Michigan.

KPCo Rate Filing

On September 26, 2005, KPCo filed a request with the Kentucky Public Service Commission to increase base rates by approximately $65 million to recover increasing costs. The major components of the rate increase include a return on common equity of 11.5% or $26 million, the impact of reduced point-to-point transmission revenues of $10 million, recovery of additional AEP Power Pool capacity costs of $9 million, additional reliability spending of $7 million and increased depreciation expense of $5 million. A final order is expected in April 2006. We are unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

PSO Fuel and Purchased Power and its Possible Impact on AEP East companies

In 2002, PSO experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West companies of purchased power costs for periods prior to January 1, 2002. In July 2003, PSO offered to the OCC to collect those reallocated costs over 18 months. In August 2003, the OCC Staff filed testimony recommending PSO recover $42 million of the reallocation of purchased power costs over three years. In September 2003, the OCC expanded the case to include a full prudence review of PSO’s 2001 fuel and purchased power practices. If the OCC denies recovery of any portion of the $42 million under-recovery of reallocated costs, future results of operations and cash flows would be adversely affected.

In the review of PSO’s 2001 fuel and purchased power practices, parties alleged that the allocation of off-system sales margins between AEP East and AEP West companies was inconsistent with the FERC-approved Operating Agreement and SIA and that the AEP West companies should have been allocated greater margins. The parties objected to the inclusion of mark-to-market amounts in developing the allocation base.

The OCC expanded the scope of the proceeding to include the off-system sales margin issue for the year 2002 and an intervenor filed a motion to expand the scope to review this same issue for the years 2003 and 2004. On July 25, 2005, the OCC Staff and two intervenors filed testimony in which they quantified the alleged improperly allocated off-system sales margins between AEP East and AEP West companies. Their overall recommendations would result in an increase in off-system sales margins allocated to PSO and thus, a reduction in its recoverable fuel costs through June 2005 of an amount between $38 million and $47 million. PSO does not agree with the intervenors’ and the OCC Staff’s recommendations and will defend vigorously its position. Accordingly, PSO has not recorded a provision for the off-system sales margins issue. Furthermore, should the OCC Staff prevail on this issue, we also believe the reallocation of off-system sales margins to PSO would be substantially less than their recommended amounts. On August 22, 2005, the Attorney General of Oklahoma filed a motion to suspend the procedural schedule, giving the parties sufficient time to review revised data.

As noted in the 2004 Annual Report, an Oklahoma ALJ found that the OCC lacks authority to examine whether PSO deviated from the FERC-approved allocation methodology and held that any such complaints should be addressed at the FERC. On September 29, 2005, the United States District Court, Western District of Texas, issued an order in the TNC fuel proceeding, preempting the PUCT from deciding this same allocation issue in Texas. The Court agreed with us that the FERC had jurisdiction over the SIA and that the sole remedy is at the FERC. It is unknown how the OCC will handle the jurisdictional issue. If the OCC continues to move forward on this issue, it could result in increased off-system sales margins included in the fuel clause adversely affecting future results of operations and cash flows for AEP and PSO. However, based on the position taken by the Federal court in Texas, it would appear that the OCC would be preempted from disallowing fuel recoveries for alleged improper allocations of system sales margins. If the OCC or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

In April 2005, the OCC heard arguments from intervenors that requested the OCC conduct a prudence review of PSO’s fuel and purchased power practices for 2003. On June 10, 2005, the OCC decided to have its staff conduct that review. Management is unable to predict the ultimate effect of these Oklahoma fuel clause proceedings on revenues, results of operations, cash flows and financial condition.

PSO Lawton Power Supply Agreement

On November 26, 2003, pursuant to an application by Lawton Cogeneration Incorporated seeking approval of a Power Supply Agreement (the Agreement) with PSO and associated avoided cost payments, the OCC issued an order approving the Agreement and setting the avoided costs. The order did not approve recovery by PSO of the resultant purchased power costs.

In December 2003, PSO filed an appeal of the OCC’s order with the Oklahoma Supreme Court. In the appeal, PSO maintained that the OCC exceeded its authority under state and federal laws to require PSO to enter into the Agreement. The Oklahoma Supreme Court issued a decision on June 21, 2005 affirming portions of the OCC’s order and remanding certain provisions. The Court affirmed the OCC’s finding that Lawton established a legally enforceable obligation and ruled that it was within the OCC’s discretion to award a 20-year contract and to base the capacity payment on a peaking unit. The Court directed the OCC to revisit its determination of PSO’s avoided energy cost. The OCC has appointed a settlement judge and negotiations are ongoing. A procedural schedule was issued September 30, 2005, which provides for a January 2006 hearing date. We are unable to predict the final outcome of the remand. However, if the OCC were to ultimately deny recovery of any portion of the cost of the resultant Agreement, it would adversely affect future results of operations and cash flows.

Upon resolution of the litigation, management will review any resultant transaction to determine if it can be accounted for as a purchased power transaction or whether it will be accounted for as a lease or as a generating plant asset on the balance sheet under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.”

PSO Rate Review

PSO has been involved in a commission staff-initiated base rate review before the OCC which began in 2003. In that proceeding, PSO made a filing seeking to increase its base rates by $41 million, while various other parties made recommendations to reduce PSO’s base rates. The annual rate reduction recommendations ranged between $15 million and $36 million. In March 2005, a settlement was negotiated and approved by the ALJ. The settlement provides for a $7 million annual base revenue reduction offset by a $6 million reduction in annual depreciation expense and recovery through fuel revenues of certain transmission expenses previously recovered in base rates. In addition, the settlement eliminates a $9 million annual merger savings rate reduction rider at the end of December 2005. The settlement also provides for recovery, over 24 months, of $9 million of deferred fuel costs associated with a renegotiated coal transportation contract and the continuation of a $12 million vegetation management rider, both of which are earnings neutral. Finally, the settlement stipulates that PSO may not file for a base rate increase before April 1, 2006. The OCC issued an order approving the stipulation on May 2, 2005 and new base rates were implemented in June 2005.

SWEPCo and TNC PUCT Staff Review of Earnings

On October 28, 2005, the staff of the PUCT reported results of its review of SWEPCo’s and TNC’s year-end 2004 earnings. Based upon the staff’s adjustments to the information submitted by SWEPCo, the report indicates that SWEPCo is receiving excess revenues of approximately $15 million. The staff plans to engage SWEPCo in discussions to reconcile the earnings calculation and consider possible ways to address the results. Management is unable to predict the future outcome of this initial report on future revenues, results of operations, cash flows and financial condition. Staff recommended no further action regarding TNC at this time.

SWEPCo Texas Fuel Factor Filing

On November 7, 2005, due mainly to the increased cost of natural gas, SWEPCo filed a petition with the PUCT to increase its annual fixed fuel factor by $49 million and to surcharge $46 million of past under-recoveries over 12 months. Management cannot predict the ultimate outcome of this filing. Actual costs will be subject to review and approval in a future fuel reconciliation.

TCC Rate Case

On August 15, 2005, the PUCT issued an order in an ongoing base rate proceeding, reducing TCC’s annual base rates by $9 million. This reduction in TCC’s annual base rates will be offset by the elimination of a merger-related rate rider credit of $7 million, an increase in other miscellaneous revenues of $4 million and a decrease in depreciation expense of $9 million, resulting in a prospective increase in estimated annual pretax earnings of $11 million. Tariffs were approved and the rate change was implemented effective September 6, 2005. On October 6, 2005 the PUCT voted not to consider motions for rehearing. As a result, the August 15, 2005 order will become final and subject to appeal in mid-November. TCC is considering whether it will appeal this order. Also, in the third quarter of 2005, TCC reclassified $126 million from Accumulated Depreciation and Amortization to Regulatory Liability-Asset Removal Costs based on a depreciation study prepared by TCC and approved by the PUCT.

ERCOT Price-to-Beat (PTB) Fuel Factor Appeal

Several parties including the Office of Public Utility Counsel and cities served by both TCC and TNC appealed the PUCT’s December 2001 orders establishing initial PTB fuel factors for Mutual Energy CPL and Mutual Energy WTU (TCC’s and TNC’s former affiliated REPs, respectively). In June 2003, the District Court ruled that the PUCT lacked sufficient evidence to include unaccounted for energy in the fuel factor for Mutual Energy WTU, that the PUCT improperly shifted the burden of proof from the company to intervening parties and that the record lacked substantial evidence on the effect of loss of load due to retail competition on generation requirements of both Mutual Energy WTU and Mutual Energy CPL. The Court upheld the initial PTB orders on all other issues. In an opinion issued on July 28, 2005, the Texas Court of Appeals reversed the District Court on the loss of load issue, but otherwise affirmed its decision. The amount of unaccounted for energy built into the PTB fuel factors attributable to Mutual Energy WTU prior to AEP’s sale of Mutual Energy WTU was approximately $3 million. Our third quarter 2005 pretax earnings were adversely affected by $3 million because of this decision. TNC has filed a motion for rehearing regarding the unaccounted for energy issue at the Court of Appeals.

Texas Unbundled Cost of Service (UCOS) Appeal

The UCOS proceeding established the unbundled regulated wires rates to be effective when retail electric competition began in Texas. TCC placed new T&D rates into effect as of January 1, 2002 based upon an order issued by the PUCT resulting from TCC’s UCOS proceeding. Certain PUCT rulings in this proceeding, including the initial determination of stranded costs, the requirement to refund TCC’s excess earnings, the regulatory treatment of nuclear insurance and the distribution rates charged municipal customers, were appealed to the Travis County District Court by TCC and other parties to the proceeding. The District Court issued a decision on June 16, 2003, upholding the PUCT’s UCOS order with one exception. The District Court ruled that the excess earnings refund methodology is unlawful because refunding the 1999 through 2001 excess earnings, solely as a credit to nonbypassable T&D rates charged to REPs, and not to the actual consumers of the electricity discriminates against residential and small commercial customers. TCC, TNC and other parties appealed this District Court ruling to the Court of Appeals. In a decision issued on September 23, 2005, the Court of Appeals determined that the refund of excess earnings other than through the true-up process was unlawful under the Texas Restructuring Legislation, thereby reversing the determination of the PUCT and the District Court. This decision, in effect, reversed the District Court’s determination that the refund methodology discriminated against certain customer classes. In all other respects, the decision of the District Court was affirmed. At this time, we are unable to predict if this decision will be appealed to the Texas Supreme Court.

TCC’s position is that, consistent with the Court of Appeals determination, ordering separate early refunds of excess earnings was unlawful because the statute only permits such refunds to be accomplished as a part of the stranded cost determination in the True-up Proceeding. Nonetheless, TCC’s true-up filing was based on a prior PUCT determination that assumed the legality of separate refunds of excess earnings. Therefore, if the Court of Appeals decision were to be implemented by permitting TCC to add a surcharge to its rates to recover previously refunded excess earnings, and stranded cost recovery was also adjusted, TCC’s recovery could be affected in a largely offsetting manner in the two cases. Accordingly, in the third quarter of 2005, based on the probable outcome that the PUCT would implement the surcharge in the future, TCC reduced the amount of its recoverable stranded cost and recorded a separate regulatory asset for $49 million of excess earnings that should be refunded to TCC by the REPs. This resulted in a $9 million reduction to the true-up carrying cost regulatory asset, the effect of which was offset by an increase of $7 million in regulatory assets for the refund of the interest that had been previously refunded to the REPs. TCC cannot predict the ultimate outcome of this litigation; however, TCC believes the Court of Appeals decision significantly contributes to its position that customers are entitled to receive credit for excess earnings and related carrying cost effect on that amount as a reduction to stranded costs and not through an earlier refund in T&D rates.

At December 31, 2004, TCC had approximately $10 million of unrefunded excess earnings. During the first nine months of 2005, TCC refunded $9 million reducing its unrefunded excess earnings to $1 million. On July 15, 2005, the PUCT approved a preliminary order in the TCC True-up Proceeding that ordered TCC to cease refunding excess earnings at the end of July 2005. Under that order, the unrefunded balance of excess earnings of $1 million as of the end of July 2005 would reduce the balance of stranded costs.

Hold Harmless Proceeding

In a July 2002 order conditionally accepting our choice to join PJM, the FERC directed AEP, ComEd, Midwest Independent System Operator (MISO) and PJM to propose a solution that would effectively hold harmless the utilities in Michigan and Wisconsin from any adverse effects associated with loop flows or congestion resulting from us and ComEd joining PJM instead of MISO.

In July 2004, AEP and PJM filed jointly with the FERC a hold-harmless proposal. In September 2004, the FERC accepted and suspended the new proposal that became effective October 1, 2004, subject to refund and to the outcome of a hearing on the appropriate compensation, if any, to the Michigan and Wisconsin utilities. AEP and ComEd presented studies that showed no adverse effects to the Michigan and Wisconsin utilities. On December 27, 2004, AEP and the Wisconsin utilities jointly filed a settlement that resolves all hold-harmless issues for a one-time payment of $250 thousand that was approved by the FERC on March 7, 2005. On April 25, 2005, AEP and International Transmission Company in Michigan filed a settlement that resolves all hold-harmless issues for a one-time payment of $120 thousand that was approved by the FERC on June 24, 2005. On May 19, 2005, AEP and all remaining Michigan companies filed a settlement that resolves all hold-harmless issues for a one-time payment of approximately $2 million, which was approved by the FERC on June 24, 2005.

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

FERC Order on Regional Through and Out Rates

A load-based transitional transmission rate mechanism called SECA became effective December 1, 2004 to mitigate the loss of revenues due to the FERC’s elimination of through and out (T&O) transmission rates. SECA transition rates are in effect through March 31, 2006. Intervenors in the SECA proceeding are objecting to the SECA rates and our method of determining those rates. The FERC has set SECA rate issues for hearing and indicated that the SECA rates are being recovered subject to refund. We recognized net SECA revenues of $36 million and $93 million in the third quarter and first nine months of 2005, respectively. In addition, we recognized $11 million of net SECA revenues in December 2004. Intervenors in the SECA proceeding are objecting to the SECA rates and our method of determining those rates. Management is unable to determine the probable outcome of the FERC’s SECA rate proceeding.

In a March 31, 2005 FERC filing, we proposed an increase in the revenue requirements and rates for transmission service, and certain ancillary services in the AEP zone of PJM. The customers receiving these services are the AEP East companies, municipal and cooperative wholesale entities and retail customers that exercise retail choice that have load delivery points in the AEP zone of PJM. As proposed, the transmission service rates would increase in two steps, first to reflect an increase in the revenue requirements, and then to reflect the loss of revenues from the discontinuance of SECA transition rates on April 1, 2006. On May 31, 2005, the FERC accepted the filing, set the issues for hearing, and suspended the effective date of the first increase in the OATT rate until November 1, 2005, subject to refund with interest if lower rates are eventually approved. The FERC accepted the two-step increase concept, such that the transmission rates will automatically increase on April 1, 2006, if the SECA revenues cease to be collected, and to the extent that replacement rates are not established. In a separate proceeding, at AEP’s urging, the FERC instituted an investigation of PJM’s zonal rate regime, indicating that the present regime may need to be replaced through establishment of regional rates that would compensate AEP, among others, for the regional service provided by high voltage facilities they own that benefit customers throughout PJM. On September 30, 2005, AEP and a nonaffiliated utility (Allegheny Power) jointly filed a regional transmission rate design proposal with the FERC. This filing proposes and supports a new PJM rate regime.

As of September 30, 2005, SECA transition rates have not fully compensated the AEP East companies for their lost T&O revenues. Management is unable to predict whether SECA rates and, effective with the expiration of the SECA transition rates on March 31, 2006, the resultant increase in the AEP East zonal transmission rates applicable to AEP’s internal load and wholesale transmission customers in AEP’s zone will be sufficient to replace the SECA transition rate revenues. In addition, we are unable to predict whether the effect of the loss of transmission revenues will be recoverable on a timely basis in the AEP East state retail jurisdictions and from wholesale customers within the AEP zone. If, (i) the SECA transition rates do not fully compensate AEP for its lost T&O revenues through March 31, 2006, or (ii) AEP zonal transmission rates are not sufficiently increased by the FERC after March 31, 2006 to replace the lost T&O/SECA revenues, or (iii) the FERC’s review of our current SECA rate results in a rate reduction which is subject to refund, or (iv) any increase in the AEP East companies’ transmission costs from the loss of transmission revenues are not fully recovered in retail and wholesale rates on a timely basis, or (v) if the FERC does not approve a new rate within PJM, future results of operations, cash flows and financial condition would be adversely affected.

RTO Formation/Integration Costs

Prior to joining PJM, the AEP East companies, with FERC approval, deferred costs incurred to originally form a new RTO (the Alliance) and subsequently to integrate into an existing RTO (PJM) plus carrying costs. In 2004, AEP requested permission to amortize, beginning January 1, 2005, approximately $18 million of deferred RTO formation/integration costs not billed by PJM over 15 years and $17 million of deferred PJM-billed integration costs without proposing an amortization period for the $17 million of PJM-billed integration costs in the application. The FERC approved our application and in January 2005, the AEP East companies began amortizing their deferred RTO formation/integration costs not billed by PJM over 15 years and the deferred PJM-billed integration costs over 10 years consistent with a March 8, 2005 requested rate recovery period discussed below. The total amortization related to such costs was $1 million and $3 million in the third quarter and first nine months of 2005, respectively. As of September 30, 2005, the AEP East Companies have $34 million of deferred unamortized RTO formation/integration costs.

On March 8, 2005, AEP and two other utilities jointly filed a request with the FERC to recover their deferred PJM-billed integration costs from all load-serving entities in the PJM RTO over a ten-year period starting January 1, 2005. On May 6, 2005, the FERC issued an order denying the request to recover the amortization of the deferred PJM-billed integration costs from all load-serving entities in the PJM RTO, and instead, ordered the companies to make a Compliance Filing to recover the PJM-billed integration costs solely from the zones of the requesting companies. AEP, together with the other companies, made the Compliance Filing on May 27, 2005. On June 6, 2005, AEP filed a request for rehearing. Subsequently, the FERC approved the compliance rate, and PJM began charging the rate to load serving entities in the AEP zone (and the other companies’ zones), including the AEP East companies on behalf of the load they serve in the AEP zone (about 85% of the total load in the AEP zone). On October 17, 2005, the FERC granted our June 6, 2005 rehearing request and set the following two issues for hearing and settlement discussions and, if necessary, for hearing: (1) whether the PJM OATT is unjust and unreasonable without region-wide recovery of PJM-billed integration costs and (2) a determination of a just and reasonable carrying charge rate on the deferred PJM-billed integration costs. Also, the FERC, in its order, dismissed the May 27, 2005 Compliance Filing as moot. At this time, management is unable to predict the outcome of this proceeding.

On March 31, 2005, we also filed a request for a revised transmission service revenue requirement for the AEP zone of PJM (as discussed above in the “FERC Order on Regional Through and Out Rates” section). Included in the costs reflected in that revenue requirement was the estimated 2005 amortization of our deferred RTO formation/integration costs (other than the deferred PJM-billed integration costs). The AEP East companies will be responsible for paying most of the amortized costs assigned by the FERC to the AEP East zone since their internal load is the bulk (about 85%) of the transmission load in the AEP zone. In Ohio, Kentucky and West Virginia, we have made filings to recover the amortization of these costs. I&M is currently subject to a rate freeze.

Until the AEP East Companies can adjust their retail rates to recover the amortization of both RTO deferred costs, results of operations and cash flows will be adversely affected by the amortizations. If the FERC allows AEP to charge the amortization of PJM-billed integration costs throughout the PJM region, it would mitigate any adverse effect from failure to obtain timely recovery in retail rates. If the FERC were to deny the inclusion in the transmission rates of any portion of the amortization of the deferred RTO formation/integration costs it would have an adverse impact on future results of operations and cash flows. If the FERC approves a carrying charge rate that is lower than the carrying charge recognized to date, it could have an adverse effect on future results of operations and cash flows.

Allocation Agreement between AEP East and AEP West companies

The SIA provides, among other things, for the methodology of sharing trading and marketing margins between the AEP East and AEP West companies. The current allocation methodology was established at the time of the AEP-CSW merger and, consistent with the terms of the SIA, on November 1, 2005, we filed a proposed allocation methodology to be used in 2006 and beyond. The proposed allocation methodology is based upon the location of the specific trading and marketing activity, with margins resulting from trading and marketing activities originating in PJM and MISO accruing to the benefit of the AEP East companies and trading and marketing activities originating in SPP and ERCOT accruing to the benefit of the AEP West companies. Previously, the SIA allocation provided for sharing of all such margins among both AEP East and AEP West companies. The allocation ultimately approved by the FERC may differ from the one we proposed. We requested that the new methodology be effective on a prospective basis after the FERC’s order. The impact on future results of operations and cash flows will depend upon the methodology approved by the FERC and the level of future margins by region. Our total trading and marketing margins are unaffected by the allocation methodology. However, because trading and marketing activities are not treated the same for rate-making purposes in each state retail jurisdiction and the timing of inclusion of the margins in rates may differ, our results of operations and cash flow could be affected. Management is unable to predict the ultimate effect of this filing on our future results of operations and cash flows.

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

OHIO RESTRUCTURING

On January 26, 2005, the PUCO approved Rate Stabilization Plans (RSP) for CSPCo and OPCo (the Ohio companies). The plans provided, among other things, for CSPCo and OPCo to raise their generation rates by 3% and 7%, respectively, in 2006, 2007 and 2008 and provided for possible additional annual generation rate increases of up to an average of 4% per year based on supporting the need for additional revenues for specified costs. The plans also provided that the Ohio companies could recover in 2006, 2007 and 2008 environmental carrying costs and PJM-related administrative costs and congestion costs net of firm transmission rights (FTR) revenue from 2004 and 2005 related to their obligation as the Provider of Last Resort (POLR) in Ohio’s customer choice program. Pretax earnings increased by $6 million for CSPCo and $35 million for OPCo in the first nine months of 2005 as a result of implementing this provision of the RSP. Of these amounts, approximately $8 million for CSPCo and $21 million for OPCo relate to 2004 environmental carrying costs and RTO costs. The decline in the third quarter of 2005 reflects the effect of substantial increases in FTR revenues which offset administrative and congestion costs.

In February 2005, various intervenors filed applications for rehearing with the PUCO regarding its approval of the RSP. On March 23, 2005, the PUCO denied all applications for rehearing. In the second quarter of 2005, two intervenors filed separate appeals to the Ohio Supreme Court. One of those appeals has been withdrawn. The remaining appeal challenges the RSP and also argues that there is no POLR obligation in Ohio, and therefore CSPCo and OPCo are not entitled to recover any POLR charges.  If the Ohio Supreme Court reverses the PUCO's authorization of the POLR charge, CSPCo and OPCo's 2005 earnings will be adversely affected.  In a nonaffiliated utility's proceeding, the Ohio Supreme Court concluded that there is a POLR obligation in Ohio, and therefore, CSPCo and OPCo have argued that they can recover the POLR charge.  In addition, if the RSP order is determined on appeal to be illegal under the restructuring legislation, it would have an adverse effect on results of operations, cash flows and possibly financial condition. Although we believe that the RSP plan is legal and we intend to defend vigorously the PUCO’s order, we cannot predict the ultimate outcome of the pending litigation.

On September 28, 2005, the Ohio companies filed with the PUCO to recover through a Transmission Cost Recovery Rider, beginning January 1, 2006, approximately $5 million for CSPCo and $7 million for OPCo of projected 2006 net costs incurred as a result of joining PJM. In addition, the Ohio companies requested to practice over/under-recovery deferral accounting for any differences between the revenues collected starting January 1, 2006 and the actual costs incurred. If the PUCO determines that any of the requested net incremental RTO costs are unrecoverable, it would have an adverse impact on future results of operations and cash flows.

As provided in stipulation agreements approved by the PUCO in 2000, we are deferring customer choice implementation costs and related carrying costs in excess of $40 million. The agreements provide for the deferral of these costs as a regulatory asset until the next distribution base rate cases. Through September 30, 2005, we incurred $86 million of such costs, and accordingly, we deferred $46 million of such costs for probable future recovery in distribution rates. Recovery of these regulatory assets will be subject to PUCO review in future Ohio filings for new distribution rates. Pursuant to the RSP, recovery of these amounts will be deferred until the next distribution rate filing to change rates after December 31, 2008. We believe that the deferred customer choice implementation costs were prudently incurred to implement and effect customer choice in Ohio and should be recoverable in future distribution rates. If the PUCO determines that any of the deferred costs are unrecoverable, it would have an adverse impact on future results of operations and cash flows.

TEXAS RESTRUCTURING

The stranded cost recovery process in Texas continues with the principal remaining component of the process being the PUCT’s determination and approval of TCC’s net stranded generation costs and other recoverable true-up items including carrying costs in TCC’s true-up filing under the Texas Restructuring Legislation. The PUCT approved TCC’s request to file its True-up Proceeding after the sales of its interest in STP, with only the ownership interest in Oklaunion remaining to be settled. On May 19, 2005, the sales of TCC’s interest in STP closed. On May 27, 2005, TCC filed its true-up request seeking recovery of $2.4 billion of net stranded costs and other true-up items which it believes the Texas Restructuring Legislation allows, including unrecorded equity carrying costs, which are not recognizable until collected, and unrecorded carrying costs on amounts previously provided for totaling approximately $440 million. The filing does not include a deduction for a $238 million provision for a probable depreciation adjustment recorded in December 2004 based on a methodology approved by the PUCT in a nonaffiliated utility’s true-up order. Although it was determined that it was probable that the PUCT would make this adjustment in TCC’s proceeding and the adjustment was provided for, we do not believe the adjustment is appropriate and will litigate the issue, if necessary. As a result, the filing was not reduced by the $238 million provision for probable loss. These items account for the majority of the difference between the $2.4 billion filing and the $1.6 billion net regulatory asset detailed below. As discussed below, the PUCT Staff and various intervenors filed testimony recommending that TCC’s $2.4 billion requested recovery amount be reduced, with certain parties asserting that TCC does not have any stranded costs. The PUCT hearing began on September 26, 2005 and concluded on October 4, 2005. It is anticipated that the PUCT will issue a final order in the fourth quarter of 2005.

The Components of TCC’s Recorded Net True-up Regulatory Asset (inclusive of provisions) recorded as of September 30, 2005 and December 31, 2004 are:
	TCC
	September 30, 2005	December 31, 2004
	(in millions)
Stranded Generation Plant Costs	$892	$897
Net Generation-related Regulatory Asset	249	249
Excess Earnings	(49)	(10)
Net Stranded Generation Costs	1,092	1,136
Carrying Costs on Stranded Generation Plant Costs	218	225
Net Stranded Generation Costs Designated for Securitization	1,310	1,361

Wholesale Capacity Auction True-up	483	483
Carrying Costs on Wholesale Capacity Auction True-up	114	77
Retail Clawback	(61)	(61)
Deferred Over-recovered Fuel Balance	(210)	(212)
Net Other Recoverable True-up Amounts	326	287
Total Recorded Net True-up Regulatory Asset	$1,636	$1,648

The Components of TNC’s Net True-up Regulatory Liability as of September 30, 2005 and December 31, 2004 are:

	TNC
	September 30, 2005	December 31, 2004
	(in millions)
Retail Clawback	$(14)	$(14)
Deferred Over-recovered Fuel Balance	(5)	(4)
Total Recorded Net True-up Regulatory Liability	$(19)	$(18)

Deferred Investment Tax Credits Included in Stranded Generation Plant Costs

In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that net stranded generation costs should be reduced by the present value of deferred investment tax credits (ITC) and excess deferred federal income taxes applicable to generating assets. The nonaffiliated utility testified in its True-up Proceeding that acceleration of the sharing of deferred ITC with customers may be a violation of the Internal Revenue Code’s normalization provisions. Management agrees with the nonaffiliated utility that the PUCT’s acceleration of deferred ITC and excess deferred federal income taxes may be a violation of the normalization provisions. As a result, management has not included as a reduction of its net stranded generation costs the present value of TCC’s generation-related deferred ITC of $70 million and the present value of excess deferred federal income taxes of $6 million in its true-up filing. Although deferred ITC and excess deferred federal income taxes are recorded as a liability on TCC’s books, such amounts also are not reflected as a reduction of TCC’s recorded net stranded generation costs regulatory asset in the above table since to do so may be a normalization violation. The Internal Revenue Service (IRS) has issued proposed regulations that would make an exception to the normalization provisions for a utility whose electric generation assets cease to be public utility property. Since the IRS has not issued final regulations, TCC filed a request for a private letter ruling from the IRS on June 28, 2005 to determine whether the PUCT’s action would result in a normalization violation. A normalization violation could result in the repayment of TCC’s accumulated deferred ITC on all property, not just generation property, which approximates $106 million as of September 30, 2005 and a loss of the ability to elect accelerated tax depreciation in the future. Various parties in TCC’s True-up Proceeding have recommended that the present value of the ITCs and the nominal value of excess deferred federal income taxes applicable to generating assets be utilized to reduce TCC’s requested stranded cost amount. Management is unable to predict how the IRS will rule on the private letter ruling request and whether any PUCT order will adversely affect future results of operations and cash flows.

TCC Fuel Reconciliation

On April 14, 2005, the PUCT ruled that specific energy-only purchased power contracts included a capacity component, which is not recoverable in fuel rates. As a result of this decision, in the first quarter of 2005, TCC recorded a provision for over-recovered fuel of $3 million, inclusive of interest. Reflecting all of the decisions in the final order and the resultant provisions for refund, the deferred over-recovery balance was $210 million as of September 30, 2005, including accrued interest. TCC filed a motion for rehearing on several items which was denied by operation of law on July 18, 2005. TCC appealed the PUCT’s decision to state and federal courts in August 2005. As discussed in the “TNC True-up Proceeding” section below, TNC received a decision from the Federal District Court that the PUCT is preempted by federal law from revising the allocation of system sales margins under the FERC-approved SIA by removing mark-to-market amounts from the East/West allocation base. The same issue was presented in TCC’s final fuel reconciliation proceeding for which TCC has also filed an appeal to the Federal District Court. As with TNC, it is expected that the PUCT will also be preempted by the Federal District Court from reallocating the off-system sales margins under the FERC-approved SIA for TCC. Therefore, the PUCT would have to file a complaint with the FERC to address the TCC allocation issue. We are unable to determine whether the PUCT will appeal the Federal District Court decision or file a complaint with the FERC, and if it does either, whether such appeal or complaint would probably be successful. Pending further clarification, TCC has not yet reversed the $46 million provision for fuel cost over-recovery recorded in 2004. If the PUCT or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

TCC Carrying Costs on Net True-up Regulatory Assets

TCC continues to accrue carrying costs on its net true-up regulatory asset at the embedded 8.12% debt component rate and will continue to do so until it recovers its approved net true-up regulatory asset. In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that resulted in a reduction in its carrying costs based on a methodology detailed in the order for calculating a cost-of-money benefit related to accumulated deferred federal income taxes (ADFIT) on net stranded costs and other true-up items which was retroactively applied to January 1, 2004. In the first nine months of 2005, TCC accrued carrying costs of $57 million which were partially offset by a first quarter adjustment of $27 million based on this order. The net increase of $30 million in carrying costs is included in Other Income on the accompanying Condensed Consolidated Statements of Income in the first nine months of 2005 inclusive of $15 million of carrying costs accrued in the third quarter of 2005.

In an April 2005 open meeting regarding another nonaffiliated utility’s True-up Proceeding, the PUCT determined that the filed cost of debt did not establish a Weighted Average Cost of Capital (WACC) rate or an embedded debt rate because that utility’s Unbundled Cost of Service (UCOS) case was based on a settlement that did not specifically address the debt rate. As a result, the other utility was required to use a subsequently approved lower debt rate to compute its carrying costs than its filed UCOS rate.

To date, this nonaffiliated utility’s issue has not been raised in TCC’s True-up Proceeding. Alternatively, parties have recommended in TCC’s True-up Proceeding that the PUCT reduce TCC’s carrying cost rate to an amount that ranged from 7.5% to the combined rate that was settled upon in TCC’s wires rate proceeding which included a cost of debt of 5.7%. Management is unable to determine the probable outcome of this matter when, or if, it is adjudicated in TCC’s True-up Proceeding. If the PUCT ultimately determines that a lower cost of debt should be used by TCC to calculate carrying costs on its stranded cost balance, it would have an adverse impact on future results of operations and cash flows. Based upon a range of debt rates from 5.7% to 7.5%, through the third quarter of 2005, such adverse effect ranges from $28 million to $107 million, of which $6 million to $22 million would apply to amounts accrued in 2005.

Through September 30, 2005, TCC has computed carrying costs of $509 million, of which $302 million was recognized as income in 2004 and applied to years prior to 2005. Approximately $57 million was recognized as income in the first nine months of 2005 before the $27 million offsetting adjustment discussed above. The remaining equity component of the carrying costs of $177 million through September 30, 2005 will be recognized in income as collected.

TCC Excess Earnings

At December 31, 2004, TCC had approximately $10 million of unrefunded excess earnings. In the first nine months of 2005, TCC refunded an additional $9 million reducing its unrefunded excess earnings to $1 million. On July 15, 2005, the PUCT approved a preliminary order in TCC’s True-up Proceeding that instructed TCC to stop refunding the excess earnings and to offset the remaining balance, which was $1 million, against stranded costs. However, on September 23, 2005, the Texas Court of Appeals issued a decision finding the PUCT’s prior order requiring us to refund excess earnings as determined in TCC’s UCOS proceeding was unlawful under the Texas Restructuring Legislation. As such, TCC recorded a regulatory asset for the future recovery of the $49 million refunded to the REPs and a reduction to stranded costs. See the “Texas Unbundled Cost of Service (UCOS) Appeal” section of Note 3 for further details.

TCC True-up Proceeding

As discussed earlier, TCC made its true-up filing requesting $2.4 billion of stranded costs including the effect of the PUCT’s July 15, 2005 order discontinuing the excess earnings refund as discussed in the “Texas Unbundled Cost of Service (UCOS) Appeal” section of Note 3. During September 2005, various parties and the PUCT staff filed testimony recommending reductions to TCC’s requested stranded cost amount including a recommendation that TCC does not have any stranded costs. Hearings began September 26, 2005 and continued until October 4, 2005. An order is expected in the fourth quarter of 2005. When the True-up Proceeding is completed, TCC intends to file to recover the PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying costs, through a nonbypassable competition transition charge (CTC) in the regulated transmission and distribution (T&D) rates and through an additional transition charge for amounts that can be recovered through the sale of securitization bonds.

The nonaffiliated utility’s March 2005 order referred to in the “TCC Carrying Costs on Net True-up Regulatory Assets” section above also provided for the present value of the cost free capital benefits of ADFIT associated with stranded generation costs to be offset against other recoverable true-up amounts when establishing the CTC. TCC estimates its present value ADFIT benefit to be $209 million based on its current net true-up regulatory asset. TCC performed a probability of recovery impairment test on its net true-up regulatory asset taking into account the treatment ordered by the PUCT in the nonaffiliated utility’s order and determined that the projected cash flows from the transition charges were more than sufficient to recover TCC’s recorded net true-up regulatory asset since the equity portion of the carrying costs will not be recorded until collected. As a result, no impairment has been recorded. Barring any future disallowances to TCC’s net recoverable true-up regulatory asset in its True-up Proceeding, TCC expects to amortize its total net true-up regulatory asset commensurate with recovery over periods to be established by the PUCT in proceedings subsequent to TCC’s True-up Proceeding.

We believe that our filed request for recovery of $2.4 billion of net stranded costs and other true-up items, inclusive of carrying costs, is recoverable under the Texas Restructuring Legislation. However, after recording certain provisions for probable disallowances from TCC’s final fuel proceeding and nonaffiliated true-up proceedings and adjusting for unrecordable equity carrying costs and carrying costs on the provisions, TCC has a $1.6 billion recorded net true-up regulatory asset, inclusive of carrying costs, at September 30, 2005 that is probable of recovery at this time. However, other parties have contended that all or material amounts of our net stranded costs and/or wholesale capacity auction true-up amounts should not be recovered. To the extent decisions of the PUCT in TCC’s True-up Proceeding differ from our interpretation and application of the Texas Restructuring Legislation and our evaluation of other true-up orders of nonaffiliated utilities, additional provisions for material disallowances and reductions of the net true-up regulatory asset, including recorded carrying costs, are possible. Such disallowances would have a material adverse effect on future results of operations, cash flows and possibly financial condition.

TNC True-Up Proceeding

In March 2005, the ALJ made certain recommendations regarding the deferred fuel balance resulting in an additional provision for refund of $1 million, which results in an over-recovery amount of $5 million. In May 2005, the PUCT issued a favorable order, adopting the ALJ’s recommendation regarding the application of interest to the post-reconciliation period off-system sales margins, but did not adopt the ALJ’s excess earnings recommendation. The PUCT required that excess earnings be addressed in the CTC filing that was made on August 5, 2005. Based upon the ruling regarding the application of interest on post-reconciliation off-system sales margins, TNC adjusted its deferred over-recovered fuel balance during the second quarter of 2005.

In 2004, TNC appealed to the state and federal courts the PUCT’s order in its final fuel reconciliation covering the period from July 2000 through December 31, 2001 in which the PUCT disallowed approximately $30 million of fuel costs. On September 9, 2005, the Texas District Court in Travis County issued a ruling which upheld in all respects the PUCT’s decisions concerning issues appealed to that court by all parties. TNC has filed notice of appeal of that decision. TNC will continue to pursue vigorously the state appeals, but cannot predict their outcome. TNC believes it has fully provided for the PUCT final fuel order.

On September 29, 2005, the Federal District Court, Western District of Texas, issued an order precluding the PUCT from enforcing their ruling regarding the allocation of off-system sales margins. The impact of the reallocation resulted in an over-recovery amount of $8 million. The PUCT must appeal the Federal Court decision or file a complaint at FERC, if it wishes to challenge this ruling. We are unable to predict whether the PUCT will appeal the Federal District Court decision and/or file a complaint at FERC, nor are we able to predict whether such actions would be successful. Pending further clarification, TNC has not yet reversed its related $8 million provision for fuel over-recovery. If the PUCT or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

5. COMMITMENTS AND CONTINGENCIES

As discussed in the Commitments and Contingencies note within our 2004 Annual Report, we continue to be involved in various legal matters. The 2004 Annual Report should be read in conjunction with this report in order to understand the other material nuclear and operational matters without significant changes since our disclosure in the 2004 Annual Report. The matters discussed in the 2004 Annual Report without significant changes in status since year-end include, but are not limited to, (1) nuclear matters, (2) construction and commitments, (3) potential uninsured losses, (4) shareholder lawsuits, (5) coal transportation dispute, and (6) FERC long-term contracts. See disclosure below for significant matters with changes in status subsequent to the disclosure made in our 2004 Annual Report.

Environmental

Federal EPA Complaint and Notice of Violation

The Federal EPA and a number of states have alleged APCo, CSPCo, I&M, OPCo and other nonaffiliated utilities modified certain units at coal-fired generating plants in violation of the new source review requirements of the CAA. The Federal EPA filed its complaints against our subsidiaries in U.S. District Court for the Southern District of Ohio. The court also consolidated a separate lawsuit, initiated by certain special interest groups, with the Federal EPA case. The alleged modifications occurred at our generating units over a 20-year period. A bench trial on the liability issues was held during July 2005. Briefing has concluded.

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

In June 2004, the Federal EPA issued a Notice of Violation (NOV) in order to “perfect” its complaint in the pending litigation. The NOV expands the number of alleged “modifications” undertaken at the Amos, Cardinal, Conesville, Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV were already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaint and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing. Subsequently, the Federal EPA and eight Northeastern states each filed an additional complaint containing the same allegations against the Amos and Conesville plants that the judge disallowed in the pending case. The Northeastern states’ complaint has been assigned to the same judge in the U.S. District Court for the Southern District of Ohio. AEP filed an answer to the Northeastern states’ complaint and to the Federal EPA’s complaint, denying the allegations and stating its defenses.

In August 2003, the District Court issued a decision following a liability trial in a case pending in the Southern District of Ohio against Ohio Edison Company, a nonaffiliated utility. The District Court held that replacements of major boiler and turbine components that are infrequently performed at a single unit, that are performed with the assistance of outside contractors, that are accounted for as capital expenditures, and that require the unit to be taken out of service for a number of months are not “routine” maintenance, repair and replacement. The District Court also held that a comparison of past actual emissions to projected future emissions must be performed prior to any nonroutine physical change in order to evaluate whether an emissions increase will occur, and that increased hours of operation that are the result of eliminating forced outages due to the repairs must be included in that calculation. Based on these holdings, the District Court ruled that all of the challenged activities in that case were not routine, and that the changes resulted in significant net increases in emissions for certain pollutants. A settlement between Ohio Edison, the Federal EPA and other parties to the litigation will avoid further litigation and result in expenditures at the plant.

Other utility enforcement actions and current regulatory activities are discussed in detail in the Commitments and Contingencies note in the 2004 Annual Report. However, since the issuance of the August 2003 decision against Ohio Edison, several other courts have considered the issues of what constitutes “routine maintenance, repair, and replacement” for utility units, and whether increased hours of operation are the measure of an emissions increase. Each court has reached a conclusion that differs markedly from the decision in the Ohio Edison case. These decisions include the District Court opinion in the Duke Energy case issued later in August 2003, the District Court opinion in Alabama Power case issued on June 3, 2005, and the Fourth Circuit Court of Appeals opinion affirming the dismissal of all claims against Duke Energy issued on June 15, 2005. In addition, on June 10, 2005, the Administrator of the Federal EPA rejected all of the petitions for reconsideration of the October 2003 “equipment replacement provision” rule that defines “routine replacement” under the new source review program to include the same types of activities challenged in the pending enforcement actions. Management therefore believes that the Ohio Edison decision fails to properly evaluate and apply the applicable legal standards. The facts in our case also vary widely from plant to plant.

In June 2003, the United States Court of Appeals for the District of Columbia Circuit granted a petition by the Utility Air Regulatory Group (UARG), of which our subsidiaries are members, to reopen petitions for review of the 1980 and 1992 Clean Air Act rulemakings that are the basis for the Federal EPA claims in our case and other related cases. On June 24, 2005, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part the new source review reform regulations adopted by the Federal EPA in December 2002. The court upheld the Federal EPA’s decision to apply actual-to-future actual emissions and includes tests, utilizing a five-year look back period to establish actual baseline emissions for utilities and a ten-year period for other sources. This excludes increased emissions unrelated to a physical change from the projected emissions, and includes emissions associated with demand growth. The court vacated the Federal EPA’s adoption of a broad pollution control project exclusion that includes projects that result in a significant collateral emissions increase, and the “clean unit” applicability test, and remanded certain recordkeeping requirements to the Federal EPA. The court expressed no opinion on the conclusion reached by the Duke Energy court, and found that such issues could be better addressed in a specific factual context.

On August 30, 2005, the United States Court of Appeals for the Fourth Circuit denied the petitions for rehearing filed by the United States and other appellants in the Duke Energy case. On October 13, 2005, the Administrator of the Federal EPA signed a proposed rule that would adopt a test for determining when an emissions increase results from a change at an existing electric utility generating unit under the federal NSR programs that would be consistent with the test adopted and applied by the Fourth Circuit in the Duke Energy case. This would be based on maximum hourly emissions before and after the change. The Federal EPA is also seeking comments on two alternative formulations of the emission increase test.  We have filed a Motion in the NSR litigation that asks the Court, among other things, to dismiss the NSR cases on due process grounds based on the statements and admissions the Federal EPA made in promulgating the proposed rule.

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

SWEPCo Notice of Enforcement and Notice of Citizen Suit

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the CAA for alleged violations of various permit conditions in permits issued to several SWEPCo generating plants. On March 10, 2005, a complaint was filed in Federal District Court for the Eastern District of Texas by the two special interest groups, alleging violations of the CAA at Welsh Plant. SWEPCo filed a response to the complaint in May 2005.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order to undertake certain corrective actions and assessing an administrative penalty of approximately $228 thousand against SWEPCo based on alleged violations of certain representations regarding heat input and fuel characteristics in SWEPCo’s permit application and the violations of certain recordkeeping and reporting requirements. SWEPCo responded to the preliminary report and petition on May 2, 2005. The enforcement order contains a recommendation that would limit the heat input on each Welsh unit to the referenced heat input contained within the permit application within 10 days of the issuance of a final TCEQ order and until a permit amendment is issued. SWEPCo had previously requested a permit alteration to remove the references to a specific heat input value for each Welsh unit.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order and assessing an administrative penalty of approximately $6 thousand against SWEPCo based on alleged violations of certain permit requirements at Knox Lee. SWEPCo responded to the preliminary report and petition on May 2, 2005.

Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, financial condition or cash flows.

Carbon Dioxide Public Nuisance Claims

In July 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other nonaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of three special interest groups. The actions alleged that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and sought injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. In September 2005, the lawsuits were dismissed. A notice of appeal to the Second Circuit Court of Appeals has been filed on behalf of all plaintiffs. A briefing schedule has not been established.

Operational

Construction

The AEP System has substantial construction activity scheduled to support its operations. Aggregate construction expenditures for 2006 for consolidated operations are estimated at $3.3 billion, including amounts for proposed environmental rules. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.

TEM Litigation (Power Generation Facility)

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

OPCo agreed to sell up to approximately 800 MW of energy to SUEZ Energy Marketing NA, Inc. (formerly known as TEM) for a period of 20 years under a Power Purchase and Sale Agreement dated November 15, 2000, (PPA), at a price that is currently in excess of market. Beginning May 1, 2003, OPCo tendered replacement capacity, energy and ancillary services to TEM pursuant to the PPA that TEM rejected as nonconforming. Commercial operation for purposes of the PPA began April 2, 2004.

In September 2003, TEM and AEP separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. We alleged that TEM breached the PPA, and we sought a determination of our rights under the PPA. TEM alleged that the PPA never became enforceable, or alternatively, that the PPA was terminated as the result of AEP’s breaches. The corporate parent of TEM (SUEZ-TRACTEBEL S.A.) has provided a limited guaranty.

On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under the PPA, (ii) would be seeking a declaration from the New York federal court that the PPA was terminated and (iii) would be pursuing against TEM, and SUEZ-TRACTEBEL S.A. under the guaranty, damages and the full termination payment value of the PPA.

A bench trial was conducted in March and April 2005. In August 2005, a federal judge ruled that TEM had breached the contract and awarded us damages of $123 million plus pre-judgment interest. In August 2005, both parties filed motions with the trial court seeking reconsideration of the judgment. We asked the court to modify the judgment to (i) award a termination payment to us under the terms of the PPA; (ii) grant our attorneys’ fees; and (iii) render judgment against SUEZ-TRACTEBEL, S.A. on the guaranty. TEM sought reduction of the damages awarded by the court for replacement electric power products made available by OPCo under the PPA.

In September 2005, TEM posted a letter of credit for $142 million as security pending appeal of the judgment. Both parties have filed Notices of Appeal with the United States Court of Appeals for the Second Circuit. If the PPA is deemed terminated or found to be unenforceable by the court ultimately deciding the case, we could be adversely affected to the extent we are unable to find other purchasers of the power with similar contractual terms and to the extent we do not fully recover claimed termination value damages from TEM.

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

In May 2005, the ALJ issued an Initial Decision concluding that the AEP System is “physically interconnected” but is not confined to a “single area or region.” Therefore, the ALJ concluded that the combined AEP/CSW system does not constitute a single integrated public utility system under PUHCA. Management believes that the merger meets the requirements of PUHCA and filed a petition for review of this Initial Decision, which the SEC granted.

We believe the repeal of PUHCA will end litigation challenging our merger with CSW. All parties to the proceeding have filed motions with the SEC supporting dismissal of the proceeding upon repeal of the PUHCA in February 2006.

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

After the Enron bankruptcy, HPL was informed by the BOA Syndicate of a purported default by Enron under the terms of the financing arrangement. In July 2002, the BOA Syndicate filed a lawsuit against HPL in Texas state court seeking a declaratory judgment that the BOA Syndicate has a valid and enforceable security interest in gas purportedly in the Bammel storage reservoir. In December 2003, the Texas state court granted partial summary judgment in favor of the BOA Syndicate. HPL appealed this decision. In June 2004, BOA filed an amended petition in a separate lawsuit in Texas state court seeking to obtain possession of up to 55 BCF of storage gas in the Bammel storage facility or its fair value. Following an adverse decision on its motion to obtain possession of this gas, BOA voluntarily dismissed this action. In October 2004, BOA refiled this action. HPL filed a motion to have the case assigned to the judge who heard the case originally and that motion was granted. HPL intends to defend vigorously against BOA’s claims.

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

Natural Gas Markets Lawsuits

In November 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against forty energy companies, including AEP, and two publishing companies alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with intent to affect the market price of natural gas and electricity. AEP has been dismissed from the case. The plaintiff had stated an intention to amend the complaint to add an AEP subsidiary as a defendant. The plaintiff amended the complaint but did not name any other AEP company as a defendant. A number of similar cases were filed in California. We were named as a defendant in only one of those cases, the Benscheidt case. However, the plaintiffs in a number of those cases filed a consolidated complaint, naming us as a defendant. In addition, a number of other cases have been filed in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies. In some of these cases, AEP (or a subsidiary) is among the companies named as defendants. These cases are at various pre-trial stages. Several of these cases had been transferred to the United States District Court for the District of Nevada but were subsequently remanded to California state court. In April 2005, the judge in Nevada dismissed one of the remaining cases in which AEP was a defendant on the basis of the filed rate doctrine. We will continue to defend vigorously each case where an AEP company is a defendant.

Cornerstone Lawsuit

In the third quarter of 2003, Cornerstone Propane Partners filed an action in the United States District Court for the Southern District of New York against forty companies, including AEP and AEPES, seeking class certification and alleging unspecified damages from claimed price manipulation of natural gas futures and options on the NYMEX from January 2000 through December 2002. Thereafter, two similar actions were filed in the same court against a number of companies including AEP and AEPES making essentially the same claims as Cornerstone Propane Partners and also seeking class certification. In December 2003, the Court issued its initial Pretrial Order consolidating all related cases, appointing co-lead counsel and providing for the filing of an amended consolidated complaint. In January 2004, plaintiffs filed an amended consolidated complaint. The defendants filed a motion to dismiss the complaint which the Court denied in September 2004. Discovery is continuing in the case with a closing date of December 23, 2005. In October 2005, the court granted the plaintiffs motion for class certification. The defendants have filed a petition for leave to appeal this decision. Summary judgment motions are due in January 2006. We intend to continue to defend vigorously against these claims.

Texas Commercial Energy, LLP Lawsuit

Texas Commercial Energy, LLP (TCE), a Texas REP, filed a lawsuit in federal District Court in Corpus Christi, Texas, in July 2003, against us and four of our subsidiaries, ERCOT and a number of nonaffiliated energy companies including TXU, CenterPoint, Texas Genco, Reliant, TECO and Tractebel. The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against the AEP companies, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to their fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs. In June 2004, the Court dismissed all claims against the AEP companies. TCE appealed the trial court’s decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit issued its decision in June 2005 and affirmed the lower court’s decision. TCE filed a Petition for Writ of Certiorari with the United States Surpreme Court on October 14, 2005. In March 2005, Utility Choice, LLC and Cirro Energy Corporation filed in U.S. District Court alleging similar violations as those alleged in the TCE lawsuit against the same defendants and others. Trial is scheduled in the Utility Choice/Cirro Energy case for April 2006. On October 18, 2005, the U.S. District Court heard oral arguments on our Motion to Dismiss. We intend to continue to defend vigorously against the allegations in these cases.

Bank of Montreal Claim

In March 2003, Bank of Montreal (BOM) terminated all natural gas trading deals with us. In April 2003, we filed a lawsuit in federal District Court in Columbus, Ohio against BOM claiming BOM had acted contrary to the appropriate trading contract and industry practice in terminating the contract and calculating termination and liquidation amounts. We claimed that BOM owed us at least $41 million related to previously recorded receivables on which we held approximately $20 million of credit collateral. In September 2005, we reached a settlement, subject to a confidentiality clause, with BOM without material impact on results of operations or financial condition.

Ontario Litigation

In June 2005, we were named as one of 21 defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada. We have not been served with the lawsuit. The defendants are alleged to own or operate coal-fired electric generating stations in various states that, through negligence in design, management, maintenance and operation, have emitted NOx, SO2 and particulate matter that have harmed the residents of Ontario. The lawsuit seeks class action designation and damages of approximately $50 billion, with continuing damages of $4 billion annually. The lawsuit also seeks $1 billion in punitive damages. We believe we have meritorious defenses to this action and intend to defend vigorously against it.

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

LETTERS OF CREDIT

We have entered into standby letters of credit (LOC) with third parties. These LOCs generally cover items such as gas and electricity risk management contracts, construction contracts, insurance programs, security deposits, debt service reserves and credit enhancements for issued bonds. We issued all of these LOCs in our ordinary course of business. At September 30, 2005, the maximum future payments for all the LOCs were approximately $327 million with maturities ranging from November 2005 to April 2007. As the parent of the various subsidiaries that have issued these LOCs, we hold all assets of the subsidiaries as collateral. There is no recourse to third parties in the event these LOCs are drawn.

GUARANTEES OF THIRD-PARTY OBLIGATIONS

SWEPCo

In connection with reducing the cost of the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCo has agreed, under certain conditions, to assume the capital lease obligations and term loan payments of the mining contractor, Sabine Mining Company (Sabine). In the event Sabine defaults under any of these agreements, SWEPCo’s total future maximum payment exposure is approximately $54 million with maturity dates ranging from February 2007 to February 2012.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo has agreed to provide guarantees of mine reclamation in the amount of approximately $85 million. Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by a third-party miner. At September 30, 2005, the cost to reclaim the mine in 2035 is estimated to be approximately $39 million. This guarantee ends upon depletion of reserves estimated at 2035 plus 6 years to complete reclamation.

INDEMNIFICATIONS AND OTHER GUARANTEES

Contracts

We entered into several types of contracts which require indemnifications. Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements. Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters. With respect to sale agreements, our exposure generally does not exceed the sale price. We cannot estimate the maximum potential exposure for any of these indemnifications executed prior to December 31, 2002 due to the uncertainty of future events. In 2004 and the first nine months of 2005, we entered into several sale agreements. The status of certain sale agreements is discussed in Note 7. These sale agreements include indemnifications with a maximum exposure related to the collective purchase price, which is approximately $2.2 billion. There are no material liabilities recorded for any indemnifications.

Master Operating Lease

We lease certain equipment under a master operating lease. Under the lease agreement, the lessor is guaranteed to receive up to 87% of the unamortized balance of the equipment at the end of the lease term. If the fair market value of the leased equipment is below the unamortized balance at the end of the lease term, we committed to pay the difference between the fair market value and the unamortized balance, with the total guarantee not to exceed 87% of the unamortized balance. At September 30, 2005, the maximum potential loss for this lease agreement was approximately $47 million ($31 million, net of tax) assuming the fair market value of the equipment is zero at the end of the lease term.

Railcar Lease

In June 2003, we entered into an agreement with an unrelated, unconsolidated leasing company to lease 875 coal-transporting aluminum railcars. The lease has an initial term of five years and may be renewed for up to three additional five-year terms for a maximum of twenty years. We intend to renew the lease for the full twenty years. At the end of each lease term, we may (a) renew for another five-year term, not to exceed a total of twenty years, (b) purchase the railcars for the purchase price amount specified in the lease, projected at the lease inception to be the then fair market value, or (c) return the railcars and arrange a third-party sale (return-and-sale option). The lease is accounted for as an operating lease. This operating lease agreement allows us to avoid a large initial capital expenditure and to spread our railcar costs evenly over the expected twenty-year usage.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under the return-and-sale option discussed above will equal at least a lessee obligation amount specified in the lease, which declines over the term from approximately 86% to 77% of the projected fair market value of the equipment. At September 30, 2005, the maximum potential loss was approximately $31 million ($20 million, net of tax) assuming the fair market value of the equipment is zero at the end of the current lease term. AEP has other railcar lease arrangements that do not utilize this type of structure.

7. ACQUISITIONS, DISPOSITIONS, DISCONTINUED OPERATIONS, ASSET IMPAIRMENTS AND ASSETS HELD FOR SALE

ACQUISITIONS

Ceredo Generating Station (Utility Operations segment)

In August 2005, APCo signed a purchase and sale agreement with Reliant Energy for the purchase of a 505 MW plant located near Ceredo, West Virginia for $100 million. This transaction is expected to be completed no later than the first quarter of 2006.

Waterford Plant (Utility Operations segment)

In May 2005, CSPCo signed a purchase and sale agreement with Public Service Enterprise Group Waterford Energy LLC for the purchase of an 821 MW plant in Waterford, Ohio. This transaction was completed in September 2005 for $218 million and the assumption of liabilities of approximately $2 million.

Monongahela Power Company (Utility Operations segment)

In June 2005, the PUCO ordered CSPCo to explore the purchase of the Ohio service territory of Monongahela Power, which includes approximately 29,000 customers. On August 2, 2005, we agreed to terms of a transaction, which includes the transfer of Monongahela Power’s Ohio customer base and the assets that serve those customers to CSPCo for an estimated sales price of approximately $45 million. The sale price will be adjusted based on book values of the acquired assets and liabilities at the closing date. In addition, CSPCo will pay $10 million to compensate Monongahela Power for its termination of certain generation cost recovery litigation in Ohio. Hearings at the PUCO were held in September 2005 and we anticipate the purchase, subject to regulatory approval, to close late in the fourth quarter of 2005. Also included in the proposed transaction is a power purchase agreement under which Allegheny Power, Monongahela Power’s parent company, will provide the power requirements of the acquired customers through May 31, 2007.

DISPOSITIONS

Houston Pipe Line Company (HPL) (Investments - Gas Operations segment)

In January 2005, we sold a 98% controlling interest in HPL, 30 billion cubic feet (BCF) of working gas and working capital for approximately $1 billion, subject to a working capital and inventory true-up adjustment. We retained a 2% ownership interest in HPL and provide certain transitional administrative services to the buyer. Although the assets have been legally transferred, it is not possible to determine all costs associated with the transfer until the Bank of America (BOA) litigation is resolved. Accordingly, we have deferred the excess of the sales price over the carrying cost of the net assets transferred as a deferred gain of $373 million as of September 30, 2005, which is reflected in Deferred Credits and Other on our accompanying Condensed Consolidated Balance Sheets and is subject to further purchase price true-up adjustments as defined in the contract. We provided an indemnity in an amount up to the purchase price to the purchaser for damages, if any, arising from litigation with BOA and a resulting inability to use the cushion gas (see “Enron Bankruptcy - Right to use of cushion gas agreements” section of Note 5). The HPL operations do not meet the criteria to be shown as discontinued operations due to continuing involvement associated with various contractual obligations. Significant continuing involvement includes cash flows from long-term gas contracts with the buyer through 2008, the cushion gas arrangement and our 2% ownership interest.

We also have a put option expiring in 2006, which allows us to sell our remaining 2% interest to the buyer for approximately $16 million.

Pacific Hydro Limited (Investments - Other segment)

In March 2005, we signed an agreement with Acciona, S.A. for the sale of our equity investment in Pacific Hydro Limited for approximately $88 million. The sale was contingent on Acciona obtaining a controlling interest in Pacific Hydro Limited. The sale was consummated in July 2005 and we recognized a pretax gain of $56 million.

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

In March 2005, AEP and Centrica entered into a series of agreements resulting in the resolution of open issues related to the sale and the disputed ESM payments for 2003 and 2004. Also in March 2005, we received payments related to the ESM payments of $45 million and $70 million for 2003 and 2004, respectively, resulting in a pretax gain of $112 million in the first quarter of 2005, which is reflected in Other Income on our accompanying Condensed Consolidated Statements of Income. The ESM payments are contingent on Centrica’s future operating results and are capped at $70 million and $20 million for 2005 and 2006, respectively. Any shortfall below the potential $70 million for 2005 will be added to the 2006 cap.

Texas Plants - Oklaunion Power Station (Utility Operations segment)

In January 2004, we signed an agreement to sell TCC’s 7.81% share of Oklaunion Power Station for approximately $43 million (subject to closing adjustments) to an unrelated party. By May 2004, we received notice from the two nonaffiliated co-owners of the Oklaunion Power Station, announcing their decision to exercise their right of first refusal with terms similar to the original agreement. In June 2004 and September 2004, we entered into sales agreements with both of our nonaffiliated co-owners for the sale of TCC’s 7.81% ownership of the Oklaunion Power Station. These agreements are currently being challenged in Dallas County, Texas State District Court by the unrelated party with which we entered into the original sales agreement. The unrelated party alleges that one co-owner has exceeded its legal authority and that the second co-owner did not exercise its right of first refusal in a timely manner. The unrelated party has requested that the court declare the co-owners’ exercise of their rights of first refusal void. The court entered a judgment in favor of the unrelated party on October 10, 2005. TCC and the other nonaffiliated co-owners filed an appeal to the Fifth State Court of Appeals in Dallas. Oral argument has been requested but no date has been set. Briefing is scheduled to be completed by November 17, 2005. We cannot predict when these issues will be resolved. We do not expect the sale to have a significant effect on our future results of operations. TCC’s assets and liabilities related to the Oklaunion Power Station have been classified as Assets Held for Sale and Liabilities Held for Sale, respectively, in our Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. The plant does not meet the “component-of-an-entity” criteria because it does not have cash flows that can be clearly distinguished operationally. The plant also does not meet the “component-of-an-entity” criteria for financial reporting purposes because it does not operate individually, but rather as a part of the AEP System which includes all of the generation facilities owned by our Registrant Subsidiaries.

Texas Plants - South Texas Project (Utility Operations segment)

In February 2004, we signed an agreement to sell TCC’s 25.2% share of the STP nuclear plant to an unrelated party for approximately $333 million, subject to closing adjustments. In June 2004, we received notice from co-owners of their decisions to exercise their rights of first refusal with terms similar to the original agreement. In September 2004, we entered into sales agreements with two of our nonaffiliated co-owners for the sale of TCC’s 25.2% share of the STP nuclear plant. The sale was completed for approximately $314 million and the assumption of liabilities of $22 million in May 2005 and did not have a significant effect on our results of operations. The plant did not meet the “component-of-an-entity” criteria because it does not have cash flows that can be clearly distinguished operationally. The plant also did not meet the “component-of-an-entity” criteria for financial reporting purposes because it does not operate individually, but rather as a part of the AEP System which includes all of the generation facilities owned by our Registrant Subsidiaries.

DISCONTINUED OPERATIONS

Certain of our operations were determined to be discontinued operations and have been classified as such for all periods presented. Results of operations of these businesses have been reclassified for the three and nine-month periods ended September 30, 2005 and 2004 as shown in the following tables:

Three months ended September 30, 2005 and 2004:

	SEEBOARD (a)	UK Operations (b)	Total
	(in millions)
2005 Revenue	$-	$-	$-
2005 Pretax Income	13	-	13
2005 Income After tax	20	2	22

	Pushan Power Plant	LIG (c)	UK Operations		Total
	(in millions)
2004 Revenue	$-	$1	$37		$38
2004 Pretax Income (Loss)	-	(13)	255		242
2004 Income (Loss) After tax	1	(3)	120	(d)	118

Nine months ended September 30, 2005 and 2004:

	SEEBOARD (a)	UK Operations (b)	Total
	(in millions)
2005 Revenue	$-	$-	$-
2005 Pretax Income (Loss)	13	(8)	5
2005 Income (Loss) After tax	29	(3)	26

	Pushan Power Plant	LIG (c)	UK Operations		Total
	(in millions)
2004 Revenue	$10	$165	$112		$287
2004 Pretax Income (Loss)	9	(12)	156		153
2004 Income (Loss) After tax	6	(2)	56	(e)	60

(a) Relates to purchase price true-up adjustments and tax adjustments from the sale of SEEBOARD.
(b) Relates to purchase price true-up adjustments and tax adjustments from the sale of UK Operations.
(c) Includes LIG Pipeline Company and subsidiaries and Jefferson Island Storage & Hub LLC.
(d) Earnings per share related to the UK Operations was $0.30.
(e) Earnings per share related to the UK Operations was $0.14.

For the nine months ended September 30, 2004, the net decrease in cash and cash equivalents of discontinued operations was $4 million, primarily from the cash flows from operating activities of the discontinued operations.

ASSET IMPAIRMENTS

Conesville Units 1 and 2 (Utility Operations segment)

In the third quarter of 2005, following an extensive review of the commercial viability of CSPCo’s Conesville Units 1 and 2, management committed to a plan to retire these units before the end of their previously estimated useful lives. As a result, Conesville Units 1 and 2 were considered retired as of the third quarter of 2005.

A pretax charge of approximately $39 million was recognized in the third quarter of 2005 related to our decision to retire the units. The impairment amount is classified as Asset Impairments and Other Related Charges in our Condensed Consolidated Statements of Income.

Compresion Bajio S de R.L. de C.V. (Investments - Other Segment)

In January 2002, we acquired a 50% interest in Compresion Bajio S de R.L. de C.V. (Bajio), a 600 MW power plant in Mexico. A pretax other-than-temporary impairment charge of $13 million was recognized in December 2004 based on an indicative bid, which did not result in a sale.

In September 2005, a pretax other-than-temporary impairment charge of approximately $7 million was recognized based on an indicative offer received in September 2005 which is under review. The impairment amount is classified as Investment Value Losses in our Condensed Consolidated Statements of Income.

ASSETS HELD FOR SALE

The assets and liabilities of the entities that were classified as held for sale at September 30, 2005 and December 31, 2004 are as follows:

	Texas Plants
	September 30, 2005	December 31, 2004
Assets:	(in millions)
Other Current Assets	$1	$24
Property, Plant and Equipment, Net	46	413
Regulatory Assets	-	48
Nuclear Decommissioning Trust Fund	-	143
Total Assets Held for Sale	$47	$628

Liabilities:
Regulatory Liabilities	$2	$1
Asset Retirement Obligations	-	249
Total Liabilities Held for Sale	$2	$250

8. BENEFIT PLANS

Components of Net Periodic Benefit Costs

The following table provides the components of our net periodic benefit cost for the following plans for the three and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005 and 2004:	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Service Cost	$23	$21	$10	$10
Interest Cost	57	57	26	29
Expected (Return) on Plan Assets	(77)	(72)	(23)	(20)
Amortization of Transition (Asset) Obligation	(1)	-	6	7
Amortization of Prior Service Costs	-	(1)	-	-
Amortization of Net Actuarial Loss	13	5	5	8
Net Periodic Benefit Cost	$15	$10	$24	$34

Nine Months Ended September 30, 2005 and 2004:	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Service Cost	$69	$64	$31	$30
Interest Cost	169	169	79	87
Expected (Return) on Plan Assets	(232)	(216)	(68)	(60)
Amortization of Transition (Asset) Obligation	(1)	1	20	21
Amortization of Prior Service Costs	-	(1)	-	-
Amortization of Net Actuarial Loss	40	13	19	26
Net Periodic Benefit Cost	$45	$30	$81	$104

9. BUSINESS SEGMENTS

As outlined in our 2004 Annual Report, our business strategy and the core of our business are to focus on domestic electric utility operations. Our previous decision that we no longer sought business interests outside of the footprint of our domestic core utility assets led us to embark on a divestiture of such noncore assets. Major asset divestitures included the sale in 2004 of two generating plants in the UK, LIG and Jefferson Island Storage & Hub, and the sale in January 2005 of a 98% interest in the HPL assets. Consequently, the significance of our three Investments segments is declining.

Our segments and their related business activities are as follows:

Utility Operations

•	Domestic generation of electricity for sale to retail and wholesale customers.
•	Domestic electricity transmission and distribution.

Investments - Gas Operations

•	Gas pipeline and storage services.
•	Gas marketing and risk management activities.

Operations of LIG, including Jefferson Island Storage, were classified as Discontinued Operations during 2003 and were sold during 2004. We sold our 98% interest in HPL during the first quarter of 2005.

Investments - UK Operations

•	International generation of electricity for sale to wholesale customers.
•	Coal procurement and transportation to our plants.

UK Operations were classified as Discontinued Operations during 2003 and were sold during 2004.

Investments - Other

•	Bulk commodity barging operations, wind farms, IPPs and other energy supply-related businesses.

Four IPPs were sold during 2004.

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

The tables below present segment income statement information for the three and nine months ended September 30, 2005 and 2004 and balance sheet information as of September 30, 2005 and December 31, 2004. These amounts include certain estimates and allocations where necessary. Prior year amounts have been reclassified to conform to the current year’s presentation.

		Investments
Three Months Ended	Utility Operations	Gas Operations	UK Operations	Other	All Other (a)	Reconciling Adjustments	Consolidated
September 30, 2005	(in millions)
Revenues from:
External Customers	$3,132	$73	$-	$95	$-	$-	$3,300
Other Operating Segments	82	(77)	-	2	1	(8)	-
Total Revenues	$3,214	$(4)	$-	$97	$1	$(8)	$3,300

Income (Loss) Before Discontinued Operations	$352	$(10)	$-	$28	$(5)	$-	$365
Discontinued Operations, Net of Tax	-	-	2	20	-	-	22
Net Income (Loss)	$352	$(10)	$2	$48	$(5)	$-	$387

Three Months Ended September 30, 2004
Revenues from:
External Customers	$2,920	$760	$-	$101	$-	$-	$3,781
Other Operating Segments	30	(16)	-	5	1	(20)	-
Total Revenues	$2,950	$744	$-	$106	$1	$(20)	$3,781

Income (Loss) Before Discontinued Operations	$359	$(27)	$-	$89	$(9)	$-	$412
Discontinued Operations, Net of Tax	-	(3)	120	1	-	-	118
Net Income (Loss)	$359	$(30)	$120	$90	$(9)	$-	$530

		Investments
Nine Months Ended	Utility Operations	Gas Operations	UK Operations	Other	All Other (a)	Reconciling Adjustments	Consolidated
September 30, 2005	(in millions)
Revenues from:
External Customers	$8,318	$449	$-	$289	$-	$-	$9,056
Other Operating Segments	178	(167)	-	8	2	(21)	-
Total Revenues	$8,496	$282	$-	$297	$2	$(21)	$9,056

Income (Loss) Before Discontinued Operations	$952	$(2)	$-	$32	$(45)	$-	$937
Discontinued Operations, Net of Tax	-	-	(3)	29	-	-	26
Net Income (Loss)	$952	$(2)	$(3)	$61	$(45)	$-	$963

Nine Months Ended September 30, 2004
Revenues from:
External Customers	$8,009	$2,191	$-	$356	$-	$-	$10,556
Other Operating Segments	88	23	-	32	5	(148)	-
Total Revenues	$8,097	$2,214	$-	$388	$5	$(148)	$10,556

Income (Loss) Before Discontinued Operations	$847	$(41)	$-	$89	$(43)	$-	$852
Discontinued Operations, Net of Tax	-	(2)	56	6	-	-	60
Net Income (Loss)	$847	$(43)	$56	$95	$(43)	$-	$912

		Investments
	Utility Operations	Gas Operations	UK Operations		Other	All Other	Reconciling Adjustments (b)	Consolidated
As of September 30, 2005	(in millions)
Total Property, Plant and Equipment	$37,361	$2	$-		$833	$3	$-	$38,199
Accumulated Depreciation and Amortization	14,575	1	-		107	1	-	14,684
Total Property, Plant and Equipment - Net	$22,786	$1	$-		$726	$2	$-	$23,515

Total Assets	$33,441	$1,554	$609	(c)	$488	$9,311	$(9,447)	$35,956
Assets Held for Sale	47	-	-		-	-	-	47

As of December 31, 2004
Total Property, Plant and Equipment	$36,006	$445	$-		$832	$3	$-	$37,286
Accumulated Depreciation and Amortization	14,355	43	-		86	1	-	14,485
Total Property, Plant and Equipment - Net	$21,651	$402	$-		$746	$2	$-	$22,801

Total Assets	$32,175	$1,789	$221	(d)	$2,071	$8,093	$(9,686)	$34,663
Assets Held for Sale	628	-	-		-	-	-	628

(a)	All Other includes interest, litigation and other miscellaneous parent company expenses.
(b)
Reconciling Adjustments for Total Assets primarily include the elimination of intercompany advances to affiliates and intercompany accounts receivable along with the elimination of AEP’s investments in subsidiary companies.

(c)
Total Assets of $609 million for the Investments-UK Operations segment include $590 million in affiliated accounts receivable related to federal income taxes that are eliminated in consolidation. The majority of the remaining $19 million in assets represents cash equivalents along with value-added tax receivables.

(d)
Total Assets of $221 million for the Investments-UK Operations segment include $124 million in affiliated accounts receivable that are eliminated in consolidation. The majority of the remaining $97 million in assets represents cash equivalents and third party receivables.

10.  INCOME TAXES

On June 30, 2005, the Governor of Ohio signed Ohio House Bill 66 into law enacting sweeping tax changes impacting all companies doing business in Ohio. Most of the significant tax changes will be phased in over a five-year period, while some of the less significant changes became fully effective July 1, 2005. Changes to the Ohio franchise tax, nonutility property taxes, and the new commercial activity tax are subject to phase-in. The Ohio franchise tax will fully phase-out over a five-year period beginning with a 20% reduction in state franchise tax for taxable income accrued during 2005. In 2005, we reversed deferred state income tax liabilities of $81 million that are not expected to reverse during the phase-out. We recorded $4 million as a reduction to Income Taxes and, for the Ohio companies, established a regulatory liability for $57 million pending rate-making treatment in Ohio. For those companies in which state income taxes flow through for rate-making purposes, the adjustments reduced the regulatory assets associated with the deferred state income tax liabilities by $20 million.

The new legislation also imposes a new commercial activity tax at a fully phased-in rate of 0.26% on all Ohio gross receipts. The new tax will be phased-in over a five-year period beginning July 1, 2005 at 23% of the full 0.26% rate. The increase in Taxes Other than Income Taxes for 2005 is expected to be $2 million.

Other tax reforms effective July 1, 2005 include a reduction of the sales and use tax from 6.0% to 5.5%, the phase-out of tangible personal property taxes for our nonutility businesses, the elimination of the 10% rollback in real estate taxes and the increase in the premiums tax on insurance policies; all of which will not have a material impact on future results of operations and cash flows.

11.  FINANCING ACTIVITIES

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2005 are shown in the tables below.

Company	Type of Debt	Principal Amount		Interest Rate	Due Date
		(in millions)
Issuances:
AEP	Senior Unsecured Notes	$345		4.709%	2007
APCo	Senior Unsecured Notes	200		4.95%	2015
APCo	Senior Unsecured Notes	150		4.40%	2010
APCo	Senior Unsecured Notes	250		5.00%	2017
APCo	Senior Unsecured Notes	250		5.80%	2035
OPCo	Installment Purchase Contracts	54		Variable	2029
OPCo	Installment Purchase Contracts	164		Variable	2028
OPCo	Installment Purchase Contracts	50		Variable	2014
OPCo	Installment Purchase Contracts	50		Variable	2016
OPCo	Installment Purchase Contracts	35		Variable	2022
PSO	Senior Unsecured Notes	75		4.70%	2011
SWEPCo	Senior Unsecured Notes	150		4.90%	2015
SWEPCo	Notes Payable	6		Variable	2006
TCC	Installment Purchase Contracts	162		Variable	2030
TCC	Installment Purchase Contracts	120		Variable	2028
Non-Registrant:
AEP Subsidiary	Notes Payable	6		Variable	2009
Total Issuances		$2,067	(a)

The above borrowing arrangements do not contain guarantees, collateral or dividend restrictions.

(a)	Amount indicated on statement of cash flows of $2,045 million is net of issuance costs and unamortized premium or discount.

Company	Type of Debt	Principal Amount		Interest Rate	Due Date
		(in millions)
Retirements and Principal Payments:
AEP	Senior Unsecured Notes	$550		6.125%	2006
AEP	Senior Unsecured Notes	345		5.75%	2007
AEP	Other Debt	9		Variable	2007
AEP and Subsidiaries	Other	18	(b)	Variable	Various
APCo	First Mortgage Bonds	50		8.00%	2005
APCo	First Mortgage Bonds	30		6.89%	2005
APCo	First Mortgage Bonds	45		8.00%	2025
APCo	Senior Unsecured Notes	450		4.80%	2005
OPCo	Installment Purchase Contracts	102		6.375%	2029
OPCo	Installment Purchase Contracts	80		Variable	2028
OPCo	Installment Purchase Contracts	36		Variable	2029
OPCo	Installment Purchase Contracts	50		5.45%	2014
OPCo	Installment Purchase Contracts	50		5.45%	2016
OPCo	Installment Purchase Contracts	35		5.90%	2022
OPCo	Notes Payable	4		6.81%	2008
OPCo	Notes Payable	6		6.27%	2009
PSO	First Mortgage Bonds	50		6.50%	2005
SWEPCo	Senior Unsecured Notes	200		4.50%	2005
SWEPCo	Notes Payable	5		4.47%	2011
SWEPCo	Notes Payable	3		Variable	2008
TCC	Senior Unsecured Notes	150		3.00%	2005
TCC	Senior Unsecured Notes	100		Variable	2005
TCC	First Mortgage Bonds	66		6.625%	2005
TCC	Installment Purchase Contracts	120		6.00%	2028
TCC	Securitization Bonds	29		3.54%	2005
TCC	Securitization Bonds	21		5.01%	2008
Non-Registrant:
AEP Subsidiaries	Notes Payable	12		Variable	Various
Total Retirements		$2,616	(c)

(b)	Amount reflects mark-to-market of risk management contracts related to long-term debt.
(c)	The cash used for retirement of long-term debt indicated on statement of cash flows of $2,599 million does not include $17 million related to the mark-to-market of risk management contracts.

Preferred Stock Redemption

In January 2005, the following outstanding shares of preferred stock were redeemed:

Company	Series	Number of Shares Redeemed	Amount
			(in millions)
I&M	5.900%	132,000	$13
I&M	6.250%	192,500	19
I&M	6.875%	157,500	16
I&M	6.300%	132,450	13
OPCo	5.900%	50,000	5
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

Remarketing of Senior Notes

In June 2005, we remarketed and settled $345 million of our 5.75% senior notes at a new interest rate of 4.709%. The senior notes will mature on August 16, 2007. The senior notes were originally issued in June 2002 in connection with our 9.25% equity units. We did not receive any proceeds from the mandatory remarketing. On August 16, 2005, the forward purchase contracts, which formed part of the equity units, settled and holders were required to purchase approximately 8.4 million AEP common shares.

Issuance of Common Stock

On August 16, 2005, we issued approximately 8.4 million shares of common stock in connection with the settlement of forward purchase contracts that formed a part of our outstanding 9.25% equity units. In exchange for $50 per equity unit, holders of the equity units received 1.2225 shares of AEP common stock for each purchase contract and cash in lieu of fractional shares. Each holder was not required to make any additional cash payment. The equity unit holder’s purchase obligation was satisfied from the proceeds of a portfolio of U.S. Treasury securities held in a collateral account that matured on August 15, 2005. The portfolio of U.S. Treasury securities was acquired in connection with the June 2005 remarketing of the senior notes discussed above.

Subsequent Debt Issuance

In October 2005, CSPCo issued $250 million of 5.85% Senior Notes, Series F, due in October 2035.

12. COMPANY-WIDE STAFFING AND BUDGET REVIEW

As result of a company-wide staffing and budget review approximately 500 positions were identified for elimination. Pretax severance benefits expense of $24 million and $4 million was recorded (primarily in Maintenance and Other Operation) in the second and third quarters of 2005, respectively. The following table shows the total 2005 expense recorded and the remaining accrual (reflected primarily in Current Liabilities - Other) as of September 30, 2005:

Amount (in millions)
Total Expense	28
Less: Total Payments	12
Remaining Accrual at September 30, 2005	$16

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

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$2.4

Change in Gross Margin:
Wholesale Sales		(0.2)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(0.9)
Taxes Other Than Income Taxes	1.0
Total Change in Operating Expenses and Other		0.1

Income Tax Expense		(0.1)

Third Quarter of 2005 Net Income		$2.2

Gross margin decreased $0.2 million primarily due to variances in the estimated tax expense component of billed revenues.

The increase in Other Operation and Maintenance expenses resulted from increased unplanned outages and the related costs compared to prior year.

Taxes Other Than Income Taxes decreased due to a $1 million decline in real and personal property tax expense. The decrease reflects an unfavorable adjustment made in 2004 for actual tax expense related to a prior year.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 1.0% and (2.6)%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is primarily due to amortization of investment tax credits, flow-through of book versus tax temporary differences, state income taxes and federal income tax adjustments. The change in the effective tax rate is primarily due to federal income tax adjustments and changes in various permanent and flow-through temporary differences.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$5.7

Change in Gross Margin:
Wholesale Sales		(2.1)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	3.0
Depreciation and Amortization	(0.4)
Taxes Other Than Income Taxes	0.8
Nonoperating Income and Expenses, Net	0.1
Total Change in Operating Expenses and Other		3.5

Income Tax Expense		(0.3)

Nine Months Ended September 30, 2005 Net Income		$6.8

Gross margin decreased $2.1 million primarily due to a decrease in billed operation and maintenance expense partially offset by the impact of the higher percentage of plant assets in service on return on capital. Plant assets in service increased with the completion of the NOx burner installation in 2004. Gross margin fluctuates consistent with operation and maintenance expense in accordance with the unit power agreements.

The decrease in Other Operation and Maintenance expenses resulted from decreased outages and the related costs compared to prior year. In 2004, Rockport Plant Unit 2 was shut down for planned boiler inspection and repairs from early February through early April.

Depreciation and Amortization increased reflecting increased depreciable generating plant.

The decrease in Taxes Other Than Income Taxes reflects decreased real and personal property taxes of $0.8 million reflecting the 2004 adjustment discussed above.

Income Taxes

The effective tax rates for the nine months ended September 2005 and 2004 were (2.2)% and (8.9)%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is primarily due to amortization of investment tax credits, flow-through of book versus tax temporary differences, state income taxes and federal income tax adjustments. The change in the effective tax rate is primarily due to federal income tax adjustments and changes in various permanent and flow-through temporary differences.

Off-Balance Sheet Arrangement

In prior years, we entered into an off-balance sheet arrangement for the lease of Rockport Plant Unit 2. Our current policy restricts the use of off-balance sheet financing entities or structures to traditional operating lease arrangements. Our off-balance sheet arrangement has not changed significantly since year-end. For complete information on our off-balance sheet arrangement see “Off-balance Sheet Arrangements” in the “Management’s Narrative Financial Discussion and Analysis” section of our 2004 Annual Report.

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

AEP GENERATING COMPANY
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

OPERATING REVENUES	$69,640	$65,303	$201,268	$176,933

OPERATING EXPENSES
Fuel for Electric Generation	37,403	32,857	105,771	79,291
Rent - Rockport Plant Unit 2	17,070	17,070	51,212	51,212
Other Operation	2,759	2,473	8,219	7,628
Maintenance	2,421	1,835	6,411	10,025
Depreciation and Amortization	5,956	5,941	17,901	17,447
Taxes Other Than Income Taxes	1,074	2,070	3,149	3,956
Income Taxes	908	843	2,510	2,240
TOTAL	67,591	63,089	195,173	171,799

OPERATING INCOME	2,049	2,214	6,095	5,134

Nonoperating Income	-	14	84	43
Nonoperating Expenses	44	86	157	235
Nonoperating Income Tax Credit	886	905	2,654	2,709
Interest Charges	652	643	1,848	1,914

NET INCOME	$2,239	$2,404	$6,828	$5,737

CONDENSED STATEMENTS OF RETAINED EARNINGS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

BALANCE AT BEGINNING OF PERIOD	$26,947	$22,251	$24,237	$21,441

Net Income	2,239	2,404	6,828	5,737

Cash Dividends Declared	3,015	1,262	4,894	3,785

BALANCE AT END OF PERIOD	$26,171	$23,393	$26,171	$23,393

The common stock of AEGCo is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP GENERATING COMPANY
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$681,097	$681,254
General	2,202	3,739
Construction Work in Progress	12,538	7,729
Total	695,837	692,722
Accumulated Depreciation and Amortization	378,645	368,484
TOTAL - NET	317,192	324,238

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	119	119

CURRENT ASSETS
Accounts Receivable - Affiliated Companies	25,547	23,078
Fuel	11,190	16,404
Materials and Supplies	6,898	5,962
Prepayments	17	-
TOTAL	43,652	45,444

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
Unamortized Loss on Reacquired Debt	4,318	4,496
Asset Retirement Obligations	1,264	1,117
Deferred Property Taxes	1,567	557
Other Deferred Charges	406	422
TOTAL	7,555	6,592

TOTAL ASSETS	$368,518	$376,393

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP GENERATING COMPANY
CONDENSED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $1,000 par value per share:
Authorized and Outstanding - 1,000 shares	$1,000	$1,000
Paid-in Capital	23,434	23,434
Retained Earnings	26,171	24,237
Total Common Shareholder’s Equity	50,605	48,671
Long-term Debt	-	44,820
TOTAL	50,605	93,491

CURRENT LIABILITIES
Long-term Debt Due Within One Year	44,826	-
Advances from Affiliates	11,314	26,915
Accounts Payable:
General	456	443
Affiliated Companies	16,704	17,905
Taxes Accrued	5,824	8,806
Interest Accrued	456	911
Obligations Under Capital Leases	293	210
Rent Accrued - Rockport Plant Unit 2	23,427	4,963
Other	82	73
TOTAL	103,382	60,226

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	22,296	24,762
Regulatory Liabilities:
Asset Removal Costs	27,693	25,428
Deferred Investment Tax Credits	43,749	46,250
SFAS 109 Regulatory Liability, Net	11,779	12,852
Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2	95,726	99,904
Obligations Under Capital Leases	12,000	12,264
Asset Retirement Obligations	1,288	1,216
TOTAL	214,531	222,676

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$368,518	$376,393

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP GENERATING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$6,828	$5,737
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	17,901	17,447
Deferred Income Taxes	(3,539)	(1,987)
Deferred Investment Tax Credits	(2,501)	(2,502)
Deferred Property Taxes	(1,010)	(842)
Amortization of Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2	(4,178)	(4,178)
Change in Other Noncurrent Assets	(1,767)	2,415
Change in Other Noncurrent Liabilities	2,079	(2,362)
Changes in Components of Working Capital:
Accounts Receivable	(2,469)	2,587
Fuel, Materials and Supplies	4,278	947
Accounts Payable	(1,188)	(2,875)
Taxes Accrued	(2,982)	3,969
Rent Accrued - Rockport Plant Unit 2	18,464	18,464
Other Current Assets	(17)	(11)
Other Current Liabilities	(363)	(372)
Net Cash Flows From Operating Activities	29,536	36,437

INVESTING ACTIVITIES
Construction Expenditures	(9,041)	(11,257)
Net Cash Flows Used For Investing Activities	(9,041)	(11,257)

FINANCING ACTIVITIES
Changes in Advances to/from Affiliates, Net	(15,601)	(21,395)
Dividends Paid	(4,894)	(3,785)
Net Cash Flows Used For Financing Activities	(20,495)	(25,180)

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $2,104,000 and $2,170,000 and for income taxes was $11,025,000 and $87,000 in 2005 and 2004, respectively. Noncash acquisitions under capital leases were $31,000 and $18,000 in 2005 and 2004, respectively.

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

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations
Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$43

Changes in Gross Margin:
Texas Supply	(48)
Texas Wires	9
Off-system Sales	3
Transmission Revenues	(3)
Other Revenues	9
Total Change in Gross Margin		(30)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	11
Depreciation and Amortization	(5)
Taxes Other Than Income Taxes	1
Carrying Costs on Stranded Cost Recovery	15
Nonoperating Income and Expenses, Net	5
Interest Charges	4
Total Change in Operating Expenses and Other		31

Income Tax Expense		(4)

Third Quarter of 2005 Net Income		$40

Net Income decreased $3 million in the third quarter of 2005. The key drivers of the decrease were a decrease in gross margin of $30 million, offset by Carrying Costs on Stranded Cost Recovery of $15 million and a decrease in Other Operation and Maintenance of $11 million.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Texas Supply margins decreased $48 million primarily due to a $163 million decrease in revenue from the expiration of the supply contract with our largest REP customer; lower capacity sales of $7 million due to the sale of certain generation plants; a $2 million decrease of ERCOT Reliability-Must Run (RMR) sales; and decreased margins of $3 million. These decreases were partially offset by lower fuel and purchased power expense of $120 million.

•	Texas Wires revenues increased $9 million primarily due to an increase in sales volumes of 4% resulting partly from a 14% increase in cooling degree days.
•	Margins from Off-system Sales increased $3 million primarily due to favorable optimization activity.
•	Other Revenues increased $9 million primarily due to the reclassification of third party construction project revenues discussed below in Other Items.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses decreased $11 million primarily due to a $14 million decrease in power plant operations and maintenance due to the sale of certain generation plants along with a $5 million decrease in administrative and general expense primarily related to employee costs. These decreases were partially offset by $10 million of increased third party construction-related expense recorded in operations as discussed below in Other Items.

•	Depreciation and Amortization expense increased $5 million primarily due to the recovery and amortization of securitized transition assets.
•	Taxes Other Than Income Taxes decreased $1 million primarily due to lower property-related taxes as a result of the sale of certain generation plants.
•
Carrying Costs on Stranded Cost Recovery of $15 million were recorded in the third quarter of 2005. There were no carrying Costs recorded prior to December 2004. (See the “TCC Carrying Costs on Net True-up Regulatory Assets” section of Note 4)

•	Nonoperating Income and Expenses, Net increased $5 million primarily due to the accrual of interest income as a result of a Texas Appeals Court Order. (See the “TCC Excess Earnings” section of Note 4)
•	Interest Charges decreased $4 million primarily due to lower long-term debt outstanding and lower rates.

Other Items:

As a result of the PUCT order discussed in Note 3, “TCC Rate Case”, we implemented new transmission and distribution rates effective September 6, 2005. The effect of that implementation had only a minor effect on Net Income for the third quarter of 2005. However, as a result of the order we reclassified the margins from third party construction projects from nonoperating to operating. While this reclassification affected various line items on the Statements of Income, it had no effect on Net Income.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 34.3% and 28.0%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, consolidated tax savings from Parent, state income taxes and federal income tax adjustments. The change in the effective tax rate for the comparative period is primarily due to consolidated tax savings from Parent and federal income tax adjustments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$72

Changes in Gross Margin:
Texas Supply	(84)
Texas Wires	21
Off-system Sales	1
Transmission Revenues	(4)
Other Revenues	(2)
Total Change in Gross Margin		(68)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	41
Depreciation and Amortization	(12)
Taxes Other Than Income Taxes	3
Carrying Costs on Stranded Cost Recovery	30
Nonoperating Income and Expenses, Net	(1)
Interest Charges	10
Total Change in Operating Expenses and Other		71

Income Tax Expense		(5)

Nine Months ended September 30, 2005 Net Income		$70

Net Income decreased $2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The key drivers of the decrease were a decrease in gross margin of $68 million, offset by a decrease in Other Operation and Maintenance of $41 million and an increase of $30 million in Carrying Costs on Stranded Cost Recovery.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Texas Supply margins decreased $84 million primarily due to a $395 million decrease in revenue resulting from the expiration of the supply contract with our largest REP customer; lower capacity sales of $24 million due to the sale of certain generation plants; loss of ERCOT RMR revenue of $18 million; and decreased margins of $4 million. These decreases were partially offset by lower fuel and purchased power expense of $284 million and a decrease in the provision for refund of $62 million due to the 2004 final fuel reconciliation true-up.

•	Texas Wires revenue increased $21 million primarily due to an increase in sales volumes of 4% resulting primarily from a 12% increase in degree days.
•	Transmission Revenues decreased $4 million primarily due to lower ERCOT revenue.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses decreased $41 million primarily due to a $23 million decrease in power plant operations, a $14 million decrease in power plant maintenance both due to the sale of certain generation plants, and a $10 million decrease in administrative and general expense primarily related to employee costs. These decreases were partially offset by $10 million of nonutility construction-related expense recorded in operations as discussed below in Other Items and slightly higher distribution-related expenses.

•	Depreciation and Amortization expense increased $12 million primarily related to the recovery and amortization of securitized transition assets.
•
Carrying Costs on Stranded Cost Recovery increased $30 million. Carrying Costs on Stranded Cost Recovery of $57 million were recorded in the first nine months of 2005, offset by an adjustment of $27 million for prior years recorded in the first quarter. The adjustment related to a nonaffiliated utility’s securitization proceeding in which the PUCT issued an order in March 2005 that resulted in a reduction in the nonaffiliated utility’s carrying costs based on a methodology detailed in the order for calculating a cost-of-money benefit related to accumulated deferred federal income taxes on net stranded cost and other true-up items retroactively applied to January 1, 2004.

•	Interest Charges decreased $10 million primarily due to lower long-term debt outstanding and lower rates.

Other Items:

As a result of the PUCT order discussed in Note 3, “TCC Rate Case”, we implemented new transmission and distribution rates effective September 6, 2005. The effect of that implementation had only a minor effect on Net Income for the nine months ended September 30, 2005. However, as a result of the order we reclassified the margins from third party construction projects from nonoperating to operating. While this reclassification affected various line items on the Statements of Income, it had no effect on Net Income.

Income Taxes

The effective tax rates for the nine months ended September 2005 and 2004 were 28.6% and 24.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, consolidated tax savings from Parent, state income taxes and federal income tax adjustments. The increase in the effective tax rate for the comparative period is primarily due to consolidated tax savings from Parent and amortization of investment tax credits, offset in part by state income taxes.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Our current ratings are as follows:

	Moody’s	S&P	Fitch

First Mortgage Bonds	Baa1	BBB	A
Senior Unsecured Debt	Baa2	BBB	A-

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Period	$-	$760
Cash Flows From (Used For):
Operating Activities	(100,333)	192,501
Investing Activities	298,047	259,028
Financing Activities	(197,711)	(450,529)
Net Increase in Cash and Cash Equivalents	3	1,000
Cash and Cash Equivalents at End of Period	$3	$1,760

Operating Activities

Our Net Cash Flows Used For Operating Activities were $100 million for the first nine months of 2005. We produced income of $70 million during the period including noncash expense items of $105 million for Depreciation and Amortization and $(63) million for Deferred Income Taxes. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in these asset and liability accounts relates to a number of items; the most significant are decreases in Taxes Accrued. Taxes Accrued decreased $111 million primarily as a result of taxes remitted to the government related to prior year and current year tax accruals.

Our Net Cash Flows From Operating Activities were $193 million for the first nine months of 2004. We produced income of $72 million during the period including noncash expense items of $93 million for Depreciation and Amortization, $60 million for Over/Under Fuel Recovery and $(121) million for Deferred Income Taxes. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The activity in these asset and liability accounts relates to a number of items; the most significant are increases in Taxes Accrued. Taxes Accrued increased $147 million primarily due to taxes that were accrued during the first nine months of 2004 in excess of the amount remitted to the government.

Investing Activities

Net Cash Flows From Investing Activities were $298 million in 2005 primarily due to $314 million of net proceeds from the sale of STP and a reduction of Other Cash Deposits, Net primarily for the retirement of defeased first mortgage bonds of $66 million. Also, cash flows used for Construction Expenditures of $109 million related to projects for transmission and distribution service reliability. For the remainder of 2005, we expect our Construction Expenditures to be approximately $100 million.

Net Cash Flows From Investing Activities were $259 million in 2004 primarily due to $425 million of net proceeds from the sale of certain generation plants, offset in part by cash deposits of $96 million for future long-term debt retirements and Construction Expenditures of $72 million related to projects for transmission and distribution service reliability.

Financing Activities

Net Cash Flows Used For Financing Activities of $198 million in 2005 were primarily due to the payments of dividends of $150 million and the retirement of long-term debt of $486 million, including $66 million of bonds that were defeased in 2004. This was partially offset by an issuance of new debt of $427 million, including $150 million of affiliated long-term debt.

Net Cash Flows Used For Financing Activities of $451 million in 2004 were primarily due to the retirement of $191 million of long-term debt, increased lending to the Utility Money Pool and payment of dividends.

Financing Activity

Long-term debt issuances and retirements during the first nine months of 2005 were:

Issuances

Type of Debt	Principal Amount	Interest Rate	Due Date
	(in thousands)	(%)
Installment Purchase Contract	$161,700	Variable	2030
Installment Purchase Contract	120,265	Variable	2028
Notes Payable - Affiliated	150,000	4.58	2007

Retirements

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Senior Unsecured Notes Payable	$150,000	3.00	2005
Senior Unsecured Notes Payable	100,000	Variable	2005
Securitization Bonds	29,386	3.54	2005
Securitization Bonds	20,593	5.01	2008
First Mortgage Bonds	65,763	6.625	2005
Installment Purchase Contract	120,265	6.00	2028

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the issuances and retirements disclosed above.

Significant Factors

Texas Restructuring

The principal remaining component of the stranded cost recovery process in Texas is the PUCT’s determination and approval of our net stranded generation costs and other recoverable true-up items including carrying costs in our true-up filing. The PUCT approved our request to file our True-up Proceeding after the sales of our interest in STP, with only the ownership interest in Oklaunion remaining to be settled. On May 19, 2005, the sales of our interest in STP closed. On May 27, 2005, we filed our true-up request seeking recovery of $2.4 billion of net stranded costs and other true-up items which we believe the Texas Restructuring Legislation allows. Our request includes unrecorded equity carrying costs through May 27, 2005, all future carrying costs through September 2005 and amounts for stranded costs that we have previously written off (principally, a $238 million provision for a probable depreciation adjustment recorded in December 2004 based on a methodology approved by the PUCT in a nonaffiliated utility’s true-up order). The PUCT hearing concluded on October 4, 2005. It is anticipated that the PUCT will issue a final order in the fourth quarter of 2005.

We continue to accrue carrying costs on our net true-up regulatory asset at the embedded 8.12% debt component rate and will continue to do so until we recover our approved net true-up regulatory asset. In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that resulted in a reduction in its carrying costs based on an assumed cost-of-money benefit for accumulated deferred federal income taxes retroactively applied to January 1, 2004. In the first nine months of 2005, we began to accrue carrying costs based on this order. Through September 30, 2005, we have computed carrying costs of $509 million, of which we have recognized $332 million to-date. The equity component of the carrying costs, which totals $177 million through September 30, 2005, will be recognized in income as collected.

In our True-up Proceeding, parties have recommended that the PUCT reduce our carrying cost rate to an amount that ranged from 7.5% to the combined rate that was settled upon in our wires rate proceeding which included a cost of debt of 5.7%. If the PUCT ultimately determines that a lower rate should be used to calculate carrying costs on our stranded cost balance, a portion of carrying costs previously recorded would have to be reversed and would have an adverse impact on future results of operations and cash flows. Based upon a range of debt rates from 7.5% to 5.7%, through September 30, 2005, such reversal would range from $28 million to $107 million, of which $6 million to $22 million would apply to amounts accrued in 2005.

When the True-up Proceeding is complete, we intend to file to recover the PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying costs, through a nonbypassable competition transition charge in the regulated transmission and distribution (T&D) rates and through an additional transition charge for amounts that can be recovered through the sale of securitization bonds.

We believe that our filed request for recovery of $2.4 billion of net stranded costs and other true-up items, inclusive of carrying costs, is recoverable under the Texas Restructuring Legislation and that our $1.6 billion recorded net true-up regulatory asset, inclusive of carrying costs at September 30, 2005, is probable of recovery at this time. However, other parties have contended that all or material amounts of our net stranded costs and/or wholesale capacity auction true-up amounts should not be recovered. To the extent decisions of the PUCT in our True-up Proceeding differ from our interpretation and application of the Texas Restructuring Legislation and our evaluation of other true-up orders of nonaffiliated utilities, additional provisions for material disallowances and reductions of the net true-up regulatory asset, including recorded carrying costs, are possible. Such disallowances would have a material adverse effect on future results of operations, cash flows and possibly financial condition.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$9,701
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(3,946)
Fair Value of New Contracts When Entered During the Period (b)	74
Net Option Premiums Paid/(Received) (c)	-
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	5,011
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	-
Total MTM Risk Management Contract Net Assets	10,840
Net Cash Flow Hedge Contracts (f)	(3,507)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$7,333

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	Total (b)
Current Assets	$32,493	$92	$32,585
Noncurrent Assets	19,433	101	19,534
Total MTM Derivative Contract Assets	51,926	193	52,119

Current Liabilities	(28,486)	(3,592)	(32,078)
Noncurrent Liabilities	(12,600)	(108)	(12,708)
Total MTM Derivative Contract Liabilities	(41,086)	(3,700)	(44,786)

Total MTM Derivative Contract Net Assets (Liabilities)	$10,840	$(3,507)	$7,333

(a)	Does not include Cash Flow Hedges.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009	Total (c)
Prices Actively Quoted - Exchange Traded Contracts	$(625)	$3,007	$253	$139	$-	$-	$2,774
Prices Provided by Other External Sources - OTC Broker Quotes (a)	4,678	1,641	3,723	1,389	-	-	11,431
Prices Based on Models and Other Valuation Methods (b)	(623)	(3,523)	(2,528)	392	1,390	1,527	(3,365)
Total	$3,430	$1,125	$1,448	$1,920	$1,390	$1,527	$10,840

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

Power
Beginning Balance December 31, 2004	$657
Changes in Fair Value (a)	(2,871)
Reclassifications from AOCI to Net Income (b)	(150)
Ending Balance September 30, 2005	$(2,364)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $2,358 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$220	$301	$142	$76	$157	$511	$220	$75

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $93 million and $120 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$202,993	$347,013	$569,980	$872,924
Sales to AEP Affiliates	2,528	7,596	12,794	38,622
TOTAL	205,521	354,609	582,774	911,546

OPERATING EXPENSES
Fuel for Electric Generation	1,892	6,967	11,979	50,879
Fuel from Affiliates for Electric Generation	24	1,707	68	101,883
Purchased Electricity for Resale	1,691	114,371	27,057	140,925
Purchased Electricity from AEP Affiliates	-	54	-	6,065
Other Operation	66,661	74,780	199,870	228,287
Maintenance	8,782	12,215	38,254	51,328
Depreciation and Amortization	40,342	34,884	105,062	92,860
Taxes Other Than Income Taxes	22,828	23,814	66,282	69,028
Income Taxes	13,748	18,027	13,897	23,645
TOTAL	155,968	286,819	462,469	764,900

OPERATING INCOME	49,553	67,790	120,305	146,646

Carrying Costs on Stranded Cost Recovery	15,349	-	30,146	-
Nonoperating Income	6,081	6,783	40,637	30,946
Nonoperating Expenses (Credit)	(2,253)	3,628	21,871	11,384
Nonoperating Income Tax Expense (Credit)	7,386	(1,336)	14,141	(476)
Interest Charges	25,374	29,269	85,095	94,609

NET INCOME	40,476	43,012	69,981	72,075

Preferred Stock Dividend Requirements	60	60	181	181

EARNINGS APPLICABLE TO COMMON STOCK	$40,416	$42,952	$69,800	$71,894

The common stock of TCC is owned by a wholly-owned subsidiary of AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$55,292	$132,606	$1,083,023	$(61,872)	$1,209,049

Common Stock Dividends			(148,000)		(148,000)
Preferred Stock Dividends			(181)		(181)
TOTAL					1,060,868

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $2,762				(5,130)	(5,130)
Minimum Pension Liability, Net of Tax of $0				(3,471)	(3,471)
NET INCOME			72,075		72,075
TOTAL COMPREHENSIVE INCOME					63,474

SEPTEMBER 30, 2004	$55,292	$132,606	$1,006,917	$(70,473)	$1,124,342

DECEMBER 31, 2004	$55,292	$132,606	$1,084,904	$(4,159)	$1,268,643

Common Stock Dividends			(150,000)		(150,000)
Preferred Stock Dividends			(181)		(181)
TOTAL					1,118,462

COMPREHENSIVE INCOME
Other Comprehensive Income (Loss), Net of Taxes:
Cash Flow Hedges, Net of Tax of $1,626				(3,021)	(3,021)
Minimum Pension Liability, Net of Tax of $0				3,810	3,810
NET INCOME			69,981		69,981
TOTAL COMPREHENSIVE INCOME					70,770

SEPTEMBER 30, 2005	$55,292	$132,606	$1,004,704	$(3,370)	$1,189,232

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Transmission	$810,540	$788,371
Distribution	1,468,549	1,433,380
General	228,307	220,435
Construction Work in Progress	84,894	50,612
Total	2,592,290	2,492,798
Accumulated Depreciation and Amortization	628,587	725,225
TOTAL - NET	1,963,703	1,767,573

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	2,310	1,577
Bond Defeasance Funds	21,333	22,110
TOTAL	23,643	23,687

CURRENT ASSETS
Cash and Cash Equivalents	3	-
Other Cash Deposits	41,679	135,132
Accounts Receivable:
Customers	202,012	157,431
Affiliated Companies	20,750	67,860
Accrued Unbilled Revenues	30,095	21,589
Allowance for Uncollectible Accounts	(558)	(3,493)
Materials and Supplies	14,161	12,288
Risk Management Assets	32,585	14,048
Margin Deposits	11,565	1,891
Prepayments and Other Current Assets	12,516	9,151
TOTAL	364,808	415,897

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	17,467	15,236
Wholesale Capacity Auction True-Up	596,868	559,973
Unamortized Loss on Reacquired Debt	11,127	11,842
Designated for Securitization	1,309,811	1,361,299
Deferred Debt - Restructuring	10,910	11,596
Other	139,901	102,032
Securitized Transition Assets	608,178	642,384
Long-term Risk Management Assets	19,534	9,508
Prepaid Pension Obligations	110,501	109,628
Deferred Property Taxes	7,600	-
Deferred Charges	32,800	36,986
TOTAL	2,864,697	2,860,484

Assets Held for Sale - Texas Generation Plants	47,210	628,149

TOTAL ASSETS	$5,264,061	$5,695,790

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $25 par value per share:
Authorized - 12,000,000 shares
Outstanding - 2,211,678 shares	$55,292	$55,292
Paid-in Capital	132,606	132,606
Retained Earnings	1,004,704	1,084,904
Accumulated Other Comprehensive Income (Loss)	(3,370)	(4,159)
Total Common Shareholder’s Equity	1,189,232	1,268,643
Cumulative Preferred Stock Not Subject to Mandatory Redemption	5,940	5,940
Total Shareholders’ Equity	1,195,172	1,274,583
Long-term Debt - Nonaffiliated	1,651,178	1,541,552
Long-term Debt - Affiliated	150,000	-
TOTAL	2,996,350	2,816,135
CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	52,265	365,742
Advances from Affiliates	12,021	207
Accounts Payable:
General	67,039	109,688
Affiliated Companies	61,631	64,045
Customer Deposits	18,991	6,147
Taxes Accrued	71,613	184,014
Interest Accrued	16,732	41,227
Risk Management Liabilities	32,078	8,394
Obligations Under Capital Leases	390	412
Other	28,139	20,115
TOTAL	360,899	799,991

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	1,194,728	1,247,111
Long-term Risk Management Liabilities	12,708	4,896
Regulatory Liabilities:
Asset Removal Costs	229,324	102,624
Deferred Investment Tax Credits	105,543	107,743
Over-recovery of Fuel Costs	209,526	211,526
Retail Clawback	61,385	61,384
Other	80,302	76,653
Obligations Under Capital Leases	424	468
Deferred Credits and Other	10,885	17,276
TOTAL	1,904,825	1,829,681

Liabilities Held for Sale - Texas Generation Plants	1,987	249,983

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$5,264,061	$5,695,790

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)
	2005	2004
OPERATING ACTIVITIES
Net Income	$69,981	$72,075
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	105,062	92,860
Accretion Expense	7,549	12,428
Deferred Income Taxes	(63,426)	(121,111)
Deferred Investment Tax Credits	(2,200)	(3,670)
Deferred Property Taxes	(7,600)	(5,959)
Pension and Postemployment Benefit Reserves	(2,631)	1,252
Mark-to-Market of Risk Management Contracts	(1,139)	3,991
Pension Contributions	(170)	(2,668)
Carrying Costs	(30,146)	-
Wholesale Capacity	769	-
Over/Under Fuel Recovery	(2,000)	60,000
(Gain)/Loss on Sale of Assets	(22)	(112)
Change in Other Noncurrent Assets	(14,115)	(1,511)
Change in Other Noncurrent Liabilities	3,269	(36,148)
Changes in Components of Working Capital:
Accounts Receivable, Net	(4,997)	10,504
Fuel, Materials and Supplies	(1,763)	(7,495)
Accounts Payable	(28,003)	(6,139)
Taxes Accrued	(110,975)	147,251
Customer Deposits	12,844	4,772
Interest Accrued	(24,495)	(20,035)
Other Current Assets	(14,715)	(1,800)
Other Current Liabilities	8,590	(5,984)
Net Cash Flows From (Used For) Operating Activities	(100,333)	192,501

INVESTING ACTIVITIES
Construction Expenditures	(109,372)	(71,735)
Proceeds From Sale of Assets	313,966	426,566
Change in Other Cash Deposits, Net	93,453	(74,132)
Change in Bond Defeasance Funds and Other	-	(21,671)
Net Cash Flows From Investing Activities	298,047	259,028

FINANCING ACTIVITIES
Issuance of Long-term Debt- Nonaffiliated	276,663	-
Issuance of Long-term Debt - Affiliated	150,000	-
Retirement of Long-term Debt	(486,007)	(190,996)
Changes in Advances to/from Affiliates, Net	11,814	(111,352)
Dividends Paid on Common Stock	(150,000)	(148,000)
Dividends Paid on Cumulative Preferred Stock	(181)	(181)
Net Cash Flows Used For Financing Activities	(197,711)	(450,529)

Net Increase in Cash and Cash Equivalents	3	1,000
Cash and Cash Equivalents at Beginning of Period	-	760
Cash and Cash Equivalents at End of Period	$3	$1,760

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $95,066,000 and $108,791,000 and for income taxes was $207,079,000 and $(1,058,000) in 2005 and 2004, respectively. Noncash capital lease acquisitions were $277,000 and $258,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $6,959,000 and $(209,000) in 2005 and 2004, respectively.

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

Footnote Reference
Significant Accounting Matters	Note 1
New Accounting Pronouncements	Note 2
Rate Matters	Note 3
Customer Choice and Industry Restructuring	Note 4
Commitments and Contingencies	Note 5
Guarantees	Note 6
Acquisitions, Dispositions, Asset Impairments and Assets Held for Sale	Note 7
Benefit Plans	Note 8
Business Segments	Note 9
Income Taxes	Note 10
Financing Activities	Note 11
Company-wide Staffing and Budget Review	Note 12

AEP TEXAS NORTH COMPANY

AEP TEXAS NORTH COMPANY
MANAGEMENT’S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$17

Changes in Gross Margin:
Texas Supply	(5)
Texas Wires	2
Off-system Sales	2
Transmission Revenues	(1)
Other Revenues	5
Total Change in Gross Margin		3

Changes in Operating Expenses and Other:
Other Operation and Maintenance	5
Depreciation and Amortization	(1)
Total Change in Operating Expenses and Other		4

Income Tax Expense		(2)

Third Quarter of 2005 Net Income		$22

Net income increased $5 million due mainly to increases in gross margin and reduced operating expenses.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Texas Supply margins decreased by $5 million primarily due to lower sales volumes of 55% due to the expiration of the supply contract with our largest REP customer offset by an increase in nonaffiliated margin and capacity sales.

•	Texas Wires revenue increased by $2 million primarily due to an increase in sales volumes of 10% resulting from a 29% increase in cooling degree days.
•	Margins from Off-system Sales increased by $2 million primarily due to favorable optimization activity.
•	Other Revenue increased $5 million primarily due to an increase in ancillary services to ERCOT.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses decreased $5 million. The decrease was primarily due to lower expenses for power plants no longer in service and a favorable settlement related to the Ft. Davis wind farm, which was impaired in 2002. A further reduction includes administrative and general expenses, primarily related to lower employee-related costs.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 32.5% and 33.1%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, federal income tax adjustments and state income taxes. The effective tax rate remained relatively flat for the comparative period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$38

Changes in Gross Margin:
Texas Supply	(5)
Texas Wires	4
Off-system Sales	(1)
Other Revenues	1
Total Change in Gross Margin		(1)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	7
Depreciation and Amortization	(2)
Nonoperating Income and Expenses, Net	(2)
Interest Charges	2
Total Change in Operating Expenses and Other		5

Income Tax Expense		-

Nine Months Ended September 30, 2005 Net Income		$42

Net income increased $4 million due mainly to reduced operating expenses.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Texas Supply margins decreased by $5 million primarily due to a decrease of $29 million due to lower sales volumes of 35% resulting from the expiration of the supply contract with our largest REP customer, offset by a decrease in the provision for refunds of $13 million for the 2004 final fuel reconciliation true-up and increased capacity revenue of $10 million.

•	Texas Wires revenue increased by $4 million primarily due to higher sales volumes of 7% resulting from a 9% increase in degree days.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses decreased $7 million primarily due to decreased operations and maintenance for plants no longer in service. Production expense was further reduced by a favorable settlement related to the Ft. Davis wind farm, which was impaired in 2002, offset in part by increased cost for the disposal of fuel oil inventory. Further decreases were related to reduced customer expense and administrative and general expenses including employee-related costs.

•
Nonoperating Income and Expenses, Net decreased $2 million primarily due to $5 million of income in 2004 relating to optimization contracts which expired in December 2004 offset by increased margins of $2 million from third party construction projects and increased interest income of $1 million.

•	Interest Charges decreased $2 million primarily due to long-term debt maturities in 2004 and interest in 2004 related to the FERC settlement with wholesale customers.

Income Taxes

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 30.7% and 33.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The decrease in the effective tax rate for the comparative period is primarily due to state income taxes and changes in permanent differences.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Our current ratings are as follows:

	Moody’s	S&P	Fitch

First Mortgage Bonds	A3	BBB	A
Senior Unsecured Debt	Baa1	BBB	A-

Financing Activity

There were no long-term debt issuances or retirements during the first nine months of 2005.

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$4,192
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(1,705)
Fair Value of New Contracts When Entered During the Period (b)	32
Net Option Premiums Paid/(Received) (c)	-
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	2,125
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	-
Total MTM Risk Management Contract Net Assets	4,644
Net Cash Flow Hedge Contracts (f)	(1,502)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$3,142

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

Reconciliation of MTM Risk Management Contracts to
Condensed Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	Total (b)
Current Assets	$13,918	$39	$13,957
Noncurrent Assets	8,324	43	8,367
Total MTM Derivative Contract Assets	22,242	82	22,324

Current Liabilities	(12,201)	(1,538)	(13,739)
Noncurrent Liabilities	(5,397)	(46)	(5,443)
Total MTM Derivative Contract Liabilities	(17,598)	(1,584)	(19,182)

Total MTM Derivative Contract Net Assets (Liabilities)	$4,644	$(1,502)	$3,142

(a)	Does not include Cash Flow Hedges.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009	Total (c)
Prices Actively Quoted - Exchange Traded Contracts	$(268)	$1,288	$108	$59	$-	$-	$1,187
Prices Provided by Other External Sources - OTC Broker Quotes (a)	2,004	702	1,595	595	-	-	4,896
Prices Based on Models and Other Valuation Methods (b)	(265)	(1,509)	(1,083)	168	596	654	(1,439)
Total	$1,471	$481	$620	$822	$596	$654	$4,644

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

Power
Beginning Balance December 31, 2004	$285
Changes in Fair Value (a)	(1,232)
Reclassifications from AOCI to Net Income (b)	(64)
Ending Balance September 30, 2005	$(1,011)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $1,010 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$94	$129	$61	$32	$68	$221	$95	$33

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $14 million and $13 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or financial position.

AEP TEXAS NORTH COMPANY
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$111,229	$139,904	$280,502	$318,946
Sales to AEP Affiliates	13,019	12,599	37,189	39,344
TOTAL	124,248	152,503	317,691	358,290

OPERATING EXPENSES
Fuel for Electric Generation	13,289	11,357	37,255	29,518
Fuel from Affiliates for Electric Generation	144	15,497	516	39,263
Purchased Electricity for Resale	34,425	51,517	88,367	92,822
Purchased Electricity from AEP Affiliates	1	309	23	4,385
Other Operation	17,054	23,212	58,019	64,511
Maintenance	5,954	4,544	15,093	15,177
Depreciation and Amortization	10,435	9,448	30,952	28,994
Taxes Other Than Income Taxes	6,047	6,476	17,465	16,873
Income Taxes	10,504	8,248	17,183	16,730
TOTAL	97,853	130,608	264,873	308,273

OPERATING INCOME	26,395	21,895	52,818	50,017

Nonoperating Income	2,878	8,637	44,093	38,025
Nonoperating Expenses	1,826	8,230	39,139	31,128
Nonoperating Income Tax Expense	212	83	1,286	2,186
Interest Charges	4,931	5,366	14,784	17,028

NET INCOME	22,304	16,853	41,702	37,700

Preferred Stock Dividend Requirements	26	26	78	78

EARNINGS APPLICABLE TO COMMON STOCK	$22,278	$16,827	$41,624	$37,622

The common stock of TNC is owned by a wholly-owned subsidiary of AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS NORTH COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$137,214	$2,351	$125,428	$(26,718)	$238,275

Common Stock Dividends			(2,000)		(2,000)
Preferred Stock Dividends			(78)		(78)
TOTAL					236,197

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $980				(1,820)	(1,820)
NET INCOME			37,700		37,700
TOTAL COMPREHENSIVE INCOME					35,880

SEPTEMBER 30, 2004	$137,214	$2,351	$161,050	$(28,538)	$272,077

DECEMBER 31, 2004	$137,214	$2,351	$170,984	$(128)	$310,421

Common Stock Dividends			(20,827)		(20,827)
Preferred Stock Dividends			(78)		(78)
TOTAL					289,516

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $698				(1,296)	(1,296)
NET INCOME			41,702		41,702
TOTAL COMPREHENSIVE INCOME					40,406

SEPTEMBER 30, 2005	$137,214	$2,351	$191,781	$(1,424)	$329,922

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS NORTH COMPANY
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$288,446	$287,212
Transmission	288,538	281,359
Distribution	489,002	474,961
General	110,831	115,174
Construction Work in Progress	34,808	23,621
Total	1,211,625	1,182,327
Accumulated Depreciation and Amortization	417,521	405,933
TOTAL - NET	794,104	776,394

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	1,177	1,407

CURRENT ASSETS
Cash and Cash Equivalents	215	-
Other Cash Deposits	800	2,308
Advances to Affiliates	87,651	51,504
Accounts Receivable:
Customers	59,400	90,109
Affiliated Companies	31,564	21,474
Accrued Unbilled Revenues	5,880	3,789
Allowance for Uncollectible Accounts	(9)	(787)
Unbilled Construction Costs	3,119	22,065
Fuel Inventory	1,918	3,148
Materials and Supplies	8,581	8,273
Risk Management Assets	13,957	6,071
Margin Deposits	4,952	818
Prepayments and Other	5,159	1,053
TOTAL	223,187	209,825

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
Deferred Debt - Restructuring	5,727	6,093
Unamortized Loss on Reacquired Debt	1,122	2,147
Other	3,292	3,783
Long-term Risk Management Assets	8,367	4,110
Prepaid Pension Obligations	44,901	44,911
Deferred Property Taxes	4,072	-
Other Deferred Charges	2,232	2,859
TOTAL	69,713	63,903

TOTAL ASSETS	$1,088,181	$1,051,529

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS NORTH COMPANY
CONDENSED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $25 par value per share:
Authorized - 7,800,000 shares
Outstanding - 5,488,560 shares	$137,214	$137,214
Paid-in Capital	2,351	2,351
Retained Earnings	191,781	170,984
Accumulated Other Comprehensive Income (Loss)	(1,424)	(128)
Total Common Shareholder’s Equity	329,922	310,421
Cumulative Preferred Stock Not Subject to Mandatory Redemption	2,357	2,357
Total Shareholders’ Equity	332,279	312,778
Long-term Debt - Nonaffiliated	276,822	276,748
TOTAL	609,101	589,526
CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	37,609	37,609
Accounts Payable:
General	35,404	22,444
Affiliated Companies	49,563	52,801
Customer Deposits	6,491	1,020
Taxes Accrued	27,172	37,269
Interest Accrued	3,378	5,044
Risk Management Liabilities	13,739	3,628
Obligations Under Capital Leases	196	220
Other	10,767	9,628
TOTAL	184,319	169,663

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	141,451	138,465
Long-term Risk Management Liabilities	5,443	2,116
Regulatory Liabilities:
Asset Removal Costs	81,756	81,143
Deferred Investment Tax Credits	17,745	18,698
Over-recovery of Fuel Costs	4,815	3,920
Retail Clawback	13,924	13,924
Excess Earnings	12,898	13,270
SFAS 109 Regulatory Liability, Net	6,897	8,500
Other	921	1,319
Obligations Under Capital Leases	348	314
Deferred Credits and Other	8,563	10,671
TOTAL	294,761	292,340

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$1,088,181	$1,051,529

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

AEP TEXAS NORTH COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$41,702	$37,700
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	30,952	28,994
Deferred Income Taxes	(313)	(1,980)
Deferred Investment Tax Credits	(953)	(974)
Pension and Postemployment Benefit Reserves	(513)	-
Deferred Property Taxes	(4,072)	(4,023)
Mark-to-Market of Risk Management Contracts	(452)	1,318
Over/Under Fuel Recovery	895	13,500
Change in Other Noncurrent Assets	(672)	(9,800)
Change in Other Noncurrent Liabilities	349	(266)
Changes in Components of Working Capital:
Accounts Receivable, Net	17,750	(7,345)
Fuel, Materials and Supplies	922	4,447
Accounts Payable	8,467	(3,267)
Taxes Accrued	(10,097)	16,879
Customer Deposits	5,471	1,342
Interest Accrued	(1,666)	(1,962)
Other Current Assets	10,706	(6,171)
Other Current Liabilities	1,115	(2,264)
Net Cash Flows From Operating Activities	99,591	66,128

INVESTING ACTIVITIES
Construction Expenditures	(44,865)	(27,742)
Change in Other Cash Deposits, Net	1,508	266
Proceeds from Sale of Assets	1,033	510
Net Cash Flows Used For Investing Activities	(42,324)	(26,966)

FINANCING ACTIVITIES
Retirement of Long-term Debt	-	(24,036)
Changes in Advances to/from Affiliates, Net	(36,147)	(12,902)
Dividends Paid on Common Stock	(20,827)	(2,000)
Dividends Paid on Cumulative Preferred Stock	(78)	(78)
Net Cash Flows Used For Financing Activities	(57,052)	(39,016)

Net Increase in Cash and Cash Equivalents	215	146
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$215	$146
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $15,192,000 and $17,290,000 and for income taxes was $30,486,000 and $6,905,000 in 2005 and 2004, respectively. Noncash capital lease acquisitions in 2005 and 2004 were $193,000 and $153,000, respectively. Construction Expenditures include the change in Construction-related Accounts Payable of $1,255,000 and $(726,000) in 2005 and 2004, respectively.

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

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$38

Changes in Gross Margin:
Retail Margins	10
Off-system Sales	12
Transmission Revenues	(6)
Other Revenues	4
Total Change in Gross Margin		20

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(19)
Depreciation and Amortization	(1)
Nonoperating Income and Expenses, Net	4
Total Change in Operating Expenses and Other		(16)

Income Tax Expense		(5)

Third Quarter of 2005 Net Income		$37

Net Income decreased by $1 million to $37 million in the third quarter of 2005 in comparison to the third quarter of 2004. The key drivers of the decrease were a $16 million net increase in operating expenses and other and a $5 million increase in Income Tax Expense offset by a $20 million increase in gross margin.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail Margins increased by $10 million in comparison to 2004 primarily due to increases in retail sales. Cooling degree days were 35% higher than 2004.
•	Off-system sales margins for 2005 increased by $12 million compared to 2004 primarily due to increased AEP Power Pool physical sales as well as favorable optimization activity.
•
Transmission Revenues decreased $6 million primarily due to the elimination of $11 million of revenues related to through and out rates partially offset by an increase of $5 million in revenues due to replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating expenses and other changed between years as follows:

•
Other Operation and Maintenance expenses increased $19 million primarily due to $6 million of distribution right-of-way activities and maintenance, a $4 million true-up related to the Virginia Environmental and Reliability deferral and a $3 million increase in system dispatch costs related to our operation in PJM.

•
Nonoperating Income and Expenses, Net increased $4 million primarily due to favorable optimization activity coupled with the accrual of carrying costs related to the Virginia Environmental and Reliability deferral.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 35.8% and 29.6%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The increase in the effective tax rate is primarily due to federal income tax adjustments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$126

Changes in Gross Margin:
Retail Margins	(56)
Off-system Sales	44
Transmission Revenues	(19)
Other Revenues	7
Total Change in Gross Margin		(24)

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(17)
Depreciation and Amortization	(3)
Taxes Other Than Income Taxes	(1)
Nonoperating Income and Expenses, Net	7
Total Change in Operating Expenses and Other		(14)

Income Tax Expense		20

Nine Months Ended September 30, 2005 Net Income		$108

Net Income decreased by $18 million to $108 million in the nine months ended September 30, 2005 in comparison to the nine months ended September 30, 2004. The key drivers of the decrease were a $24 million decrease in gross margin and a $14 million net increase in operating expenses and other partially offset by a $20 million decrease in Income Tax Expense.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail Margins decreased by $56 million in comparison to 2004 primarily due to our higher MLR share caused by the increase in our peak demand established in December 2004 resulting in a $45 million increase in capacity settlement payments under the Interconnection Agreement. In addition, there was a $20 million decrease in fuel margins resulting from higher fuel costs.

•	Off-system sales margins for 2005 increased by $44 million compared to 2004 primarily due to increased AEP Power Pool physical sales as well as favorable optimization activity.
•
Transmission Revenues decreased $19 million primarily due to the elimination of $34 million of revenues related to through and out rates partially offset by an increase of $15 million due to replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $17 million primarily due to a $10 million increase in system dispatch costs related to our operation in PJM and an increase in transmission equalization charges due to the increase in our MLR as a result of our new peak demand established in December 2004.

•
Nonoperating Income and Expenses, Net increased $7 million primarily due to the accrual of carrying costs related to the Virginia Environmental and Reliability deferral coupled with favorable optimization activity.

Income Taxes

The effective tax rates for the nine months ended September 2005 and 2004 were 33.5% and 37.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The decrease in the effective tax rate is primarily due to an investment tax credit adjustment in 2004 as a result of the Virginia SCC extending the regulatory transition period and a decrease in 2005 state income taxes as a result of recording the effects of Ohio House Bill 66, which phases-out the Ohio Franchise Tax. Participation in the SIA subjects us to the Ohio Franchise Tax.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

First Mortgage Bonds	Baa1	BBB	A-
Senior Unsecured Debt	Baa2	BBB	BBB+

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Period	$536	$4,561
Cash Flows From (Used For):
Operating Activities	175,640	393,181
Investing Activities	(410,881)	(256,295)
Financing Activities	236,270	(137,949)
Net Increase (Decrease) in Cash and Cash Equivalents	1,029	(1,063)
Cash and Cash Equivalents at End of Period	$1,565	$3,498

Operating Activities

Our Net Cash Flows From Operating Activities were $176 million in 2005. We produced income of $108 million during the period and noncash expense items of $147 million for Depreciation and Amortization partially offset by Pension Contributions of $60 million. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in working capital had no significant items.

Our Net Cash Flows From Operating Activities were $393 million in 2004. We produced income of $126 million during the period and had a noncash expense item of $144 million for Depreciation and Amortization. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in working capital had no significant items.

Investing Activities

Our Net Cash Flows Used For Investing Activities during 2005 and 2004 primarily reflect our Construction Expenditures of $422 million and $300 million, respectively. Construction Expenditures are primarily for projects to improve service reliability for transmission and distribution, as well as environmental upgrades. In 2005 and 2004, capital projects for transmission expenditures are primarily related to the Jacksons Ferry-Wyoming 765 kV transmission line. Environmental upgrades include the installation of SCR equipment on Amos Unit 1 and the flue gas desulfurization project at the Mountaineer Plant. For the remainder of 2005, we expect our Construction Expenditures to be approximately $270 million.

Financing Activities

Our Net Cash Flows From Financing Activities were $236 million in 2005. We issued four Senior Unsecured Notes totaling $850 million with various interest rates. We also issued Notes Payable - Affiliates of $100 million and received a capital contribution from our parent of $150 million. We retired $450 million of Senior Unsecured Notes with an interest rate of 4.80% and retired three First Mortgage Bonds totaling $125 million with various interest rates. In addition, we repaid $279 million of Advances from Affiliates.

Our Net Cash Flows Used For Financing Activities were $138 million in 2004. We retired $45 million and $21 million of First Mortgage Bonds and $40 million of Installment Purchase Contracts with interest rates of 7.13%, 7.70 and 5.45%, respectively. In addition, we repaid $107 million of Advances from Affiliates and paid $50 million in Common Stock Dividends.

Financing Activity

Long-term debt issuances and retirements during the first nine months of 2005 were:

Issuances

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)

Senior Unsecured Notes	$250,000	5.00	2017
Senior Unsecured Notes	250,000	5.80	2035
Senior Unsecured Notes	200,000	4.95	2015
Senior Unsecured Notes	150,000	4.40	2010
Notes Payable - Affiliated	100,000	4.708	2010

Retirements

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)

Senior Unsecured Notes	$450,000	4.80	2005
First Mortgage Bonds	50,000	8.00	2005
First Mortgage Bonds	45,000	8.00	2025
First Mortgage Bonds	30,000	6.89	2005
Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the issuances and retirements discussed above and the coal supply agreement discussed below.

We entered into a 11-year coal supply agreement effective January 1, 2007, with Cline Resources & Development Company (Gatling LLC). The agreement requires a minimum purchase of two million tons of coal per year. The contract contains routine remedy clauses in case of default.

Significant Factors

Ceredo Generating Station

In August 2005, we signed a purchase and sale agreement with Reliant Energy for the purchase of a 505 MW plant located near Ceredo, West Virginia for $100 million. This transaction is expected to be completed no later than the first quarter of 2006.

Virginia Environmental and Reliability Costs

In April 2004, the Virginia Electric Restructuring Act was amended to include a provision that permits recovery, during the extended capped rate period ending December 31, 2010, of incremental environmental compliance and T&D system reliability (E&R) costs prudently incurred after July 1, 2004. On July 1, 2005, we filed a request with the Virginia SCC seeking approval for the recovery of $62 million in incremental E&R costs through June 30, 2006. The $62 million request represents i) expected costs of environmental controls on coal-fired generators to meet the first phase of the Clean Air Interstate Rule and Clean Air Mercury Rule finalized earlier this year, ii) recovery of the incremental cost of the Jacksons Ferry-Wyoming 765 kV transmission line construction and iii) other incremental T&D system reliability costs incurred from July 1, 2004 to June 30, 2006.

In our filing, we requested that a twelve-month E&R recovery factor be applied to electric service bills on an interim basis beginning August 1, 2005. The recovery factor would have been applied as a 9.18% surcharge to customer bills. We proposed to practice over/under-recovery deferral accounting for the difference between the actual incremental costs incurred and revenue recovered.

Through September 30, 2005, we have incurred approximately $13 million of actual incremental E&R costs and have deferred $7 million of such costs for future recovery. APCo did not record $2 million of equity carrying costs that are not recognized until collected.  E&R costs of $4 million represented interest capitalized that was duplicative of the carrying costs.

On October 14, 2005, the Virginia SCC denied our request to place in effect, on an interim basis subject to refund, its proposed cost recovery surcharge. Under this order, an E&R surcharge will not become effective until the Virginia SCC issues an order following the February 7, 2006 public hearing in this case. The Virginia SCC also ruled in this order that it does not have the authority under applicable Virginia law to approve the recovery of projected E&R costs before their actual incurrence and adjudication, which effectively eliminated projected costs requested in this filing. However, according to this order, we may update our request to reflect additional actual costs and/or present additional evidence. If the Virginia SCC denies recovery of any portion of the net incremental amounts deferred to date, it would adversely affect future results of operations and cash flows.

West Virginia Rate Case

On August 26, 2005, we, in a joint filing with WPCo, filed an application with the Public Service Commission of West Virginia seeking an initial increase in our retail rates of approximately $77 million. The initial increase included approval to reactivate and modify the suspended Expanded Net Energy Cost (ENEC) Recovery Mechanism which accounted for $65 million of the initial increase and approval to implement a system reliability tracker which accounted for $9 million. ENEC includes fuel and purchased power costs, as well as other energy-related items including off-system sales margins and transmission items. In addition, we requested a series of supplemental annual increases related to the recovery of the cost of significant environmental and transmission expenditures. The first proposed supplemental increase of $9 million would go in effect on the same date as the initial rate increase, and the remaining supplemental increases of $44 million, $10 million and $38 million would go in effect on January 1, 2007, 2008 and 2009, respectively. It is expected that the proposed rates will become effective on June 23, 2006 under West Virginia law. We have a regulatory liability of $52 million pre-suspension, previously over-recovered ENEC costs which we are proposing to apply plus a carrying cost in the future to any of under-recoveries of ENEC costs through the reactivated ENEC Recovery Mechanism. Management is unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$54,124
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(10,775)
Fair Value of New Contracts When Entered During the Period (b)	682
Net Option Premiums Paid/(Received) (c)	(685)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	18,118
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	5,741
Total MTM Risk Management Contract Net Assets	67,205
Net Cash Flow and Fair Value Hedge Contracts (f)	(14,929)
DETM Assignment (g)	(15,405)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$36,871

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Hedges	DETM Assignment (b)	Total (c)
Current Assets	$194,468	$361	$-	$194,829
Noncurrent Assets	176,644	397	-	177,041
Total MTM Derivative Contract Assets	371,112	758	-	371,870

Current Liabilities	(170,347)	(14,271)	(3,660)	(188,278)
Noncurrent Liabilities	(133,560)	(1,416)	(11,745)	(146,721)
Total MTM Derivative Contract Liabilities	(303,907)	(15,687)	(15,405)	(334,999)

Total MTM Derivative Contract Net Assets (Liabilities)	$67,205	$(14,929)	$(15,405)	$36,871

(a)	Does not include Cash Flow and Fair Value Hedges.
(b)	See “Natural Gas Contracts with DETM” section in Note 17 of the 2004 Annual Report.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Prices Actively Quoted - Exchange Traded Contracts	$(2,461)	$11,840	$996	$545	$-	$-	$10,920
Prices Provided by Other External Sources - OTC Broker Quotes (a)	18,934	13,138	18,121	7,227	1,057	-	58,477
Prices Based on Models and Other Valuation Methods (b)	(1,902)	(10,877)	(6,413)	3,788	7,926	5,286	(2,192)
Total	$14,571	$14,101	$12,704	$11,560	$8,983	$5,286	$67,205

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

(c)	There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2009. $7.5 million of this mark-to-market value is in 2010.
(d)	Amounts exclude Cash Flow and Fair Value Hedges.

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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Foreign Currency	Interest Rate	Total
Beginning Balance December 31, 2004	$2,422	$(176)	$(11,570)	$(9,324)
Changes in Fair Value (a)	(7,947)	-	(4,866)	(12,813)
Reclassifications from AOCI to Net Income (b)	(3,780)	3	1,100	(2,677)
Ending Balance September 30, 2005	$(9,305)	$(173)	$(15,336)	$(24,814)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes above.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is an $11,509 thousand loss.

Credit Risk

Counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$868	$1,183	$558	$297	$577	$1,883	$812	$277

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $145 million and $99 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$497,663	$428,688	$1,441,352	$1,316,778
Sales to AEP Affiliates	69,381	58,726	178,298	163,655
TOTAL	567,044	487,414	1,619,650	1,480,433

OPERATING EXPENSES
Fuel for Electric Generation	155,185	117,841	391,583	327,246
Purchased Electricity for Resale	24,217	19,727	79,182	54,157
Purchased Electricity from AEP Affiliates	108,008	90,257	341,994	268,537
Other Operation	81,156	70,724	229,448	211,524
Maintenance	44,865	36,240	129,321	130,493
Depreciation and Amortization	50,284	48,877	146,734	144,021
Taxes Other Than Income Taxes	23,662	22,995	71,023	69,947
Income Taxes	20,903	18,063	55,901	78,339
TOTAL	508,280	424,724	1,445,186	1,284,264

OPERATING INCOME	58,764	62,690	174,464	196,169

Nonoperating Income	5,554	571	13,744	9,149
Carrying Costs Income	1,255	65	5,320	187
Nonoperating Expenses	3,291	1,497	10,295	7,239
Nonoperating Income Tax Credit	66	1,899	1,344	3,524
Interest Charges	24,976	25,269	76,320	76,169

NET INCOME	37,372	38,459	108,257	125,621

Preferred Stock Dividend Requirements, Including Capital Stock Expense and Other Expense	238	796	1,940	2,417

EARNINGS APPLICABLE TO COMMON STOCK	$37,134	$37,663	$106,317	$123,204

The common stock of APCo is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$260,458	$719,899	$408,718	$(52,088)	$1,336,987

Common Stock Dividends			(50,000)		(50,000)
Preferred Stock Dividends			(600)		(600)
Capital Stock Expense		1,817	(1,817)		-
TOTAL					1,286,387

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $7,746				(14,366)	(14,366)
NET INCOME			125,621		125,621
TOTAL COMPREHENSIVE INCOME					111,255

SEPTEMBER 30, 2004	$260,458	$721,716	$481,922	$(66,454)	$1,397,642

DECEMBER 31, 2004	$260,458	$722,314	$508,618	$(81,672)	$1,409,718

Capital Contribution from Parent		150,000			150,000
Preferred Stock Dividends			(600)		(600)
Capital Stock Expense and Other		2,485	(1,340)		1,145
TOTAL					1,560,263

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $8,340				(15,490)	(15,490)
NET INCOME			108,257		108,257
TOTAL COMPREHENSIVE INCOME					92,767

SEPTEMBER 30, 2005	$260,458	$874,799	$614,935	$(97,162)	$1,653,030

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$2,705,316	$2,502,273
Transmission	1,265,837	1,255,390
Distribution	2,119,502	2,070,377
General	294,533	302,474
Construction Work in Progress	495,661	399,116
Total	6,880,849	6,529,630
Accumulated Depreciation and Amortization	2,499,612	2,443,218
TOTAL - NET	4,381,237	4,086,412

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	20,591	20,378
Other Investments	12,898	18,775
TOTAL	33,489	39,153

CURRENT ASSETS
Cash and Cash Equivalents	1,565	536
Other Cash Deposits	150	1,133
Advances to Affiliates	67,532	-
Accounts Receivable:
Customers	153,437	126,422
Affiliated Companies	131,359	140,950
Accrued Unbilled Revenues	28,824	51,427
Miscellaneous	1,427	1,264
Allowance for Uncollectible Accounts	(3,444)	(5,561)
Risk Management Assets	194,829	81,811
Fuel	55,537	45,756
Materials and Supplies	43,330	45,644
Margin Deposits	46,963	8,329
Prepayments and Other	37,312	12,192
TOTAL	758,821	509,903

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	329,729	343,415
Transition Regulatory Assets	22,284	25,467
Unamortized Loss on Reacquired Debt	18,174	18,157
Other	83,747	36,368
Long-term Risk Management Assets	177,041	81,245
Emission Allowances	49,257	38,931
Deferred Property Taxes	22,489	37,071
Deferred Charges and Other	8,986	23,796
TOTAL	711,707	604,450

TOTAL ASSETS	$5,885,254	$5,239,918

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity
Common Stock - No par value:
Authorized - 30,000,000 shares
Outstanding - 13,499,500 shares	$260,458	$260,458
Paid-in Capital	874,799	722,314
Retained Earnings	614,935	508,618
Accumulated Other Comprehensive Income (Loss)	(97,162)	(81,672)
Total Common Shareholder’s Equity	1,653,030	1,409,718
Cumulative Preferred Stock Not Subject to Mandatory Redemption	17,784	17,784
Total Shareholders’ Equity	1,670,814	1,427,502
Long-term Debt:
Nonaffiliated	1,951,260	1,254,588
Affiliated	100,000	-
Total Long-term Debt	2,051,260	1,254,588
TOTAL	3,722,074	2,682,090

CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	100,011	530,010
Advances from Affiliates	-	211,060
Accounts Payable:
General	197,577	130,710
Affiliated Companies	84,583	76,314
Risk Management Liabilities	188,278	89,136
Taxes Accrued	51,382	90,404
Interest Accrued	36,543	21,076
Customer Deposits	95,124	42,822
Obligations Under Capital Leases	5,760	6,742
Other	52,353	56,645
TOTAL	811,611	1,254,919

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	855,612	852,536
Regulatory Liabilities:
Asset Removal Costs	92,641	95,763
Over-recovery of Fuel Cost	52,041	57,843
Deferred Investment Tax Credits	26,981	30,382
Unrealized Gain on Forward Commitments	46,246	23,270
Employee Benefits and Pension Obligations	75,340	130,530
Long-term Risk Management Liabilities	146,721	57,349
Asset Retirement Obligations	26,059	24,626
Obligations Under Capital Leases	9,952	13,136
Deferred Credits	19,976	17,474
TOTAL	1,351,569	1,302,909

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$5,885,254	$5,239,918

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$108,257	$125,621
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	146,734	144,021
Accretion Expense	1,434	1,298
Deferred Income Taxes	25,103	31,596
Deferred Investment Tax Credits	(3,401)	1,001
Deferred Property Taxes	14,582	14,574
Pension Contributions	(59,812)	(1,047)
Pension and Postemployment Benefit Reserves	4,622	(3,869)
Mark-to-Market of Risk Management Contracts	(21,412)	18,137
Over/Under Fuel Recovery	(21,001)	(3,668)
Carrying Costs Income	(5,320)	(187)
Change in Other Noncurrent Assets	(9,584)	(19,804)
Change in Other Noncurrent Liabilities	(17,825)	8,608
Changes in Components of Working Capital:
Accounts Receivable, Net	2,899	59,734
Fuel, Materials and Supplies	(7,467)	(7,810)
Accounts Payable	58,112	(30,112)
Taxes Accrued	(39,022)	30,357
Customer Deposits	52,302	11,937
Interest Accrued	15,467	16,707
Other Current Assets	(63,754)	4,629
Other Current Liabilities	(5,274)	(8,542)
Net Cash Flows From Operating Activities	175,640	393,181

INVESTING ACTIVITIES
Construction Expenditures	(421,544)	(300,068)
Change in Other Cash Deposits, Net	983	40,613
Proceeds from Sale of Assets	9,680	3,160
Net Cash Flows Used For Investing Activities	(410,881)	(256,295)

FINANCING ACTIVITIES
Issuance of Long-term Debt - Nonaffiliated	840,469	125,430
Issuance of Long-term Debt - Affiliated	100,000	-
Retirement of Long-term Debt	(575,007)	(106,006)
Capital Contribution from Parent	150,000	-
Changes in Advances to/from Affiliates, Net	(278,592)	(106,773)
Dividends Paid on Cumulative Preferred Stock	(600)	(600)
Dividends Paid on Common Stock	-	(50,000)
Net Cash Flows From (Used For) Financing Activities	236,270	(137,949)

Net Increase (Decrease) in Cash and Cash Equivalents	1,029	(1,063)
Cash and Cash Equivalents at Beginning of Period	536	4,561
Cash and Cash Equivalents at End of Period	$1,565	$3,498

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $56,253,000 and $53,622,000 and for income taxes was $61,514,000 and $(831,000) in 2005 and 2004, respectively. Noncash capital lease acquisitions in 2005 and 2004 were $1,087,000 and $2,848,000, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $17,024,000 and $370,000 in 2005 and 2004, respectively.

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

Footnote Reference
Significant Accounting Matters	Note 1
New Accounting Pronouncements	Note 2
Rate Matters	Note 3
Commitments and Contingencies	Note 5
Guarantees	Note 6
Acquisitions, Dispositions, Asset Impairments and Assets Held for Sale	Note 7
Benefit Plans	Note 8
Business Segments	Note 9
Income Taxes	Note 10
Financing Activities	Note 11
Company-wide Staffing and Budget Review	Note 12

COLUMBUS SOUTHERN POWER COMPANY
AND SUBSIDIARIES

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$53

Changes in Gross Margin:
Retail Margins	17
Off-system Sales	15
Transmission Revenues	(4)
Other Revenues	2
Total Change in Gross Margin		30

Changes in Operating Expenses and Other:
Asset Impairments and Related Charges	(39)
Other Operation and Maintenance	(10)
Taxes Other Than Income Taxes	(9)
Nonoperating Income and Expenses, Net	5
Interest Charges	1
Total Change in Operating Expenses and Other		(52)

Income Tax Expense		3

Third Quarter of 2005 Net Income		$34

Net Income decreased $19 million to $34 million in 2005. The key drivers of the decrease were a $39 million increase in Asset Impairments and Related Charges, a $10 million increase in Other Operation and Maintenance and a $9 million increase in Taxes Other Than Income Taxes partially offset by a $30 million increase in gross margin.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail Margins were $17 million higher than the prior period primarily due to an increase of 53% in cooling degree days partially offset by lower fuel margins.
•	Off-system Sales margins increased $15 million primarily due to increased AEP Power Pool physical sales and favorable optimization activity.
•
Transmission Revenues decreased $4 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Asset Impairments and Related Charges increased $39 million due to the commitment to a plan to retire units 1 and 2 at our Conesville Plant.  In  September, we formally requested permission from PJM to retire the two units effective December 29, 2005.  We received preliminary approval on October 21, 2005.

•
Other Operation and Maintenance expenses increased $10 million due to increased consumption of NOx allowances, increased boiler maintenance expenses due to overhaul work from scheduled and forced outages, increased overhead distribution line expenses and increased pension costs.

•
Taxes Other Than Income Taxes increased $9 million due to an increase in property tax accruals as a result of increased property values. The increase is also a result of increased state excise taxes due to higher KWH sales.

•
Nonoperating Income and Expenses, Net increased $5 million due to favorable optimization activities and the establishment of a regulatory asset for carrying costs on environmental capital expenditures as a result of the rate stabilization plan order.

Income Tax

The effective tax rates for the third quarter of 2005 and 2004 were 38.0% and 31.5%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The increase in the effective tax rate is primarily due to state income taxes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$128

Changes in Gross Margin:
Retail Margins	7
Off-system Sales	21
Transmission Revenues	(15)
Other Revenues	1
Total Change in Gross Margin		14

Changes in Operating Expenses and Other:
Asset Impairments and Related Charges	(39)
Other Operation and Maintenance	1
Depreciation and Amortization	8
Taxes Other Than Income Taxes	(10)
Nonoperating Income and Expenses, Net	11
Total Change in Operating Expenses and Other		(29)

Income Tax Expense		3

Nine Months Ended September 30, 2005 Net Income		$116

Net Income decreased $12 million to $116 million in 2005. The decrease is primarily due to a $39 million increase in Asset Impairments and Related Charges partially offset by an increase in gross margin of $14 million and an $11 million increase in Nonoperating Income and Expenses, Net.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail Margins were $7 million higher than the prior period primarily due to favorable weather partially offset by lower fuel margins.
•	Off-system Sales margins increased $21 million primarily due to increased AEP Power Pool physical sales and favorable optimization activity.
•
Transmission Revenues decreased $15 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Asset Impairments and Related Charges increased $39 million due to the commitment to a plan to retire units 1 and 2 at our Conesville Plant.  In September, we formally requested permission from PJM to retire two units effective December 29, 2005.  We received preliminary approval on October 21, 2005.

•
Depreciation and Amortization expense decreased $8 million primarily due to the order in the rate stabilization plan which resulted in a reversal of unused shopping credits of $18 million partially offset by the establishment of a $7 million regulatory liability to benefit low income customers and for economic development.

•
Taxes Other Than Income Taxes increased $10 million due to an increase in property tax accruals as a result of increased property values. The increase is also a result of increased state excise taxes due to higher KWH sales.

•
Nonoperating Income and Expenses, Net increased $11 million due to the establishment of a regulatory asset for carrying costs on environmental capital expenditures as a result of the rate stabilization plan order and increased interest income from the corporate borrowing program.

Income Tax

The effective tax rates for the nine months ended September 2005 and 2004 were 34.7% and 33.6%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

Senior Unsecured Debt	A3	BBB	A-

Financing Activity

There were no long-term debt issuances or retirements during the first nine months of 2005.

In October 2005, we issued $250 million of 5.85% Senior Notes, Series F, due in October 2035.

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end.

Significant Factors

Monongahela Power Company

In June 2005, the PUCO ordered us to explore the purchase of the Ohio service territory of Monongahela Power, which includes approximately 29,000 customers. On August 2, 2005, we agreed to terms of a transaction, which includes the transfer to us of Monongahela Power’s Ohio customer base and the assets that serve those customers for an estimated sales price of approximately $45 million. The net assets are being acquired at net book value. The sale price will be adjusted based on book values of the acquired assets and certain related liabilities at the closing date. In addition, we will pay $10 million to compensate Monongahela Power for its termination of certain generation cost recovery litigation in Ohio. We are proposing that the $10 million payment be recorded as a regulatory asset and recovered from large commercial and industrial customers in the Monongahela Power Ohio service territory over approximately 5 years with a carrying cost.

Also included in the proposed transaction is a power purchase agreement under which Allegheny Power, Monongahela Power’s parent company, will provide the power requirements of the acquired customers through May 31, 2007. We are proposing that beginning June 1, 2007, we will acquire power on the market to meet the needs of the acquired customers through December 31, 2008 (the end of the Rate Stabilization Plans (RSP) period). We have proposed a generation surcharge to be applied to all of our customers to recover the difference between the cost of power included in our generation rates and the higher Allegheny and subsequent market-based purchased power cost to meet the power requirements of the customers acquired from Monongahela Power through the end of the RSP period. We are proposing to institute a true-up mechanism with over/under-recovery deferral accounting for any difference between the surcharge recoveries and the actual cost differential. We have also requested permission to defer with a carrying cost incremental costs associated with the transaction for future recovery in our next distribution rate case. Hearings at the PUCO were held in September 2005.  If the transaction is approved by the PUCO, we expect to close the proposed transaction in December 2005.  Management is unable to predict the ultimate effect of this transaction on revenues, results of operations, cash flows and financial condition.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$30,919
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(7,681)
Fair Value of New Contracts When Entered During the Period (b)	599
Net Option Premiums Paid/(Received) (c)	(395)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	15,294
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	229
Total MTM Risk Management Contract Net Assets	38,965
Net Cash Flow Hedge Contracts (f)	(8,013)
DETM Assignment (g)	(8,932)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$22,020

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	DETM Assignment (b)	Total (c)
Current Assets	$112,753	$209	$-	$112,962
Noncurrent Assets	102,413	230	-	102,643
Total MTM Derivative Contract Assets	215,166	439	-	215,605

Current Liabilities	(98,767)	(8,204)	(2,122)	(109,093)
Noncurrent Liabilities	(77,434)	(248)	(6,810)	(84,492)
Total MTM Derivative Contract Liabilities	(176,201)	(8,452)	(8,932)	(193,585)

Total MTM Derivative Contract Net Assets (Liabilities)	$38,965	$(8,013)	$(8,932)	$22,020

(a)	Does not include Cash Flow Hedges.
(b)	See “Natural Gas Contracts with DETM” section in Note 17 of the 2004 Annual Report.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Prices Actively Quoted - Exchange Traded Contracts	$(1,427)	$6,865	$577	$316	$-	$-	$6,331
Prices Provided by Other External Sources - OTC Broker Quotes (a)	10,978	7,619	10,503	4,190	613	-	33,903
Prices Based on Models and Other Valuation Methods (b)	(1,104)	(6,305)	(3,717)	2,197	4,595	3,065	(1,269)
Total	$8,447	$8,179	$7,363	$6,703	$5,208	$3,065	$38,965

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

Power
Beginning Balance December 31, 2004	$1,393
Changes in Fair Value (a)	(4,871)
Reclassifications from AOCI to Net Income (b)	(1,918)
Ending Balance September 30, 2005	$(5,396)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $5,384 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$503	$686	$323	$172	$332	$1,083	$467	$160

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $45 million and $48 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or financial position.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$425,738	$369,329	$1,105,863	$1,050,794
Sales to AEP Affiliates	25,440	21,796	70,451	61,748
TOTAL	451,178	391,125	1,176,314	1,112,542

OPERATING EXPENSES
Fuel for Electric Generation	62,470	49,732	170,380	142,528
Fuel from Affiliates for Electric Generation	-	-	-	10,603
Purchased Electricity for Resale	9,016	5,389	26,922	14,839
Purchased Electricity from AEP Affiliates	109,274	96,193	284,221	263,614
Other Operation	66,217	60,657	173,287	177,920
Maintenance	21,863	17,417	63,947	60,187
Asset Impairments and Other Related Charges	39,109	-	39,109	-
Depreciation and Amortization	37,454	37,933	102,985	111,196
Taxes Other Than Income Taxes	43,342	34,017	112,417	102,069
Income Taxes	19,432	24,525	57,901	65,187
TOTAL	408,177	325,863	1,031,169	948,143

OPERATING INCOME	43,001	65,262	145,145	164,399

Nonoperating Income	4,865	1,681	10,653	7,298
Carrying Costs Income	1,800	127	8,716	358
Nonoperating Expenses	427	444	2,169	2,037
Nonoperating Income Tax Expense (Credit)	1,506	(383)	3,913	(92)
Interest Charges	13,508	14,439	42,088	41,666

NET INCOME	34,225	52,570	116,344	128,444

Preferred Stock Dividend Requirements including Capital Stock Expense and Other Expense	254	254	2,366	762

EARNINGS APPLICABLE TO COMMON STOCK	$33,971	$52,316	$113,978	$127,682

The common stock of CSPCo is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$41,026	$576,400	$326,782	$(46,327)	$897,881

Common Stock Dividends			(93,750)		(93,750)
Capital Stock Expense		762	(762)		-
TOTAL					804,131

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $1,248				(2,317)	(2,317)
NET INCOME			128,444		128,444
TOTAL COMPREHENSIVE INCOME					126,127

SEPTEMBER 30, 2004	$41,026	$577,162	$360,714	$(48,644)	$930,258

DECEMBER 31, 2004	$41,026	$577,415	$341,025	$(60,816)	$898,650

Common Stock Dividends			(85,500)		(85,500)
Capital Stock Expense and Other		2,366	(2,366)		-
TOTAL					813,150

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $3,655				(6,789)	(6,789)
NET INCOME			116,344		116,344
TOTAL COMPREHENSIVE INCOME					109,555

SEPTEMBER 30, 2005	$41,026	$579,781	$369,503	$(67,605)	$922,705

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$1,849,869	$1,658,552
Transmission	446,356	432,714
Distribution	1,325,806	1,300,252
General	161,915	167,985
Construction Work in Progress	120,624	131,743
Total	3,904,570	3,691,246
Accumulated Depreciation and Amortization	1,479,077	1,471,950
TOTAL - NET	2,425,493	2,219,296

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	21,780	22,322
Other Investments	4,094	5,147
TOTAL	25,874	27,469

CURRENT ASSETS
Cash and Cash Equivalents	1,068	25
Other Cash Deposits	-	33
Advances to Affiliates	-	141,550
Accounts Receivable:
Customers	46,411	41,130
Affiliated Companies	73,450	72,854
Accrued Unbilled Revenues	19,987	19,580
Miscellaneous	2,432	1,145
Allowance for Uncollectible Accounts	(498)	(674)
Fuel	29,054	34,026
Materials and Supplies	25,861	37,137
Risk Management Assets	112,962	46,631
Margin Deposits	27,230	4,848
Prepayments and Other	17,501	11,499
TOTAL	355,458	409,784

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	18,131	16,481
Transition Regulatory Assets	151,851	156,676
Unamortized Loss on Reacquired Debt	12,581	13,155
Other	42,223	25,691
Long-term Risk Management Assets	102,643	46,735
Deferred Property Taxes	17,711	64,754
Deferred Charges and Other	50,807	49,855
TOTAL	395,947	373,347

TOTAL ASSETS	$3,202,772	$3,029,896

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - No par value:
Authorized - 24,000,000 shares
Outstanding - 16,410,426 shares	$41,026	$41,026
Paid-in Capital	579,781	577,415
Retained Earnings	369,503	341,025
Accumulated Other Comprehensive Income (Loss)	(67,605)	(60,816)
Total Common Shareholder’s Equity	922,705	898,650
Preferred Stock - No Shares Outstanding	-	-
Authorized - 2,500,000 shares at $100 par value
Authorized - 7,000,000 shares at $25 par value
Total Shareholder’s Equity	922,705	898,650
Long-term Debt:
Nonaffiliated	851,822	851,626
Affiliated	100,000	100,000
Total Long-term Debt	951,822	951,626
TOTAL	1,874,527	1,850,276

CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	36,000	36,000
Advances from Affiliates	138,541	-
Accounts Payable:
General	57,904	63,606
Affiliated Companies	53,489	45,745
Customer Deposits	55,651	24,890
Taxes Accrued	102,791	195,284
Interest Accrued	8,300	16,320
Risk Management Liabilities	109,093	42,172
Obligations Under Capital Leases	3,057	3,854
Other	22,875	24,338
TOTAL	587,701	452,209

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	437,994	464,545
Regulatory Liabilities:
Asset Removal Costs	108,265	103,104
Deferred Investment Tax Credits	25,953	27,933
Other	24,009	-
Employee Benefits and Pension Obligations	25,321	62,778
Long-term Risk Management Liabilities	84,492	32,731
Obligations Under Capital Leases	6,873	8,660
Asset Retirement Obligations	12,222	11,585
Deferred Credits and Other	15,415	16,075
TOTAL	740,544	727,411

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$3,202,772	$3,029,896

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)
	2005	2004
OPERATING ACTIVITIES
Net Income	$116,344	$128,444
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	102,985	111,196
Deferred Income Taxes	(9,441)	10,210
Deferred Investment Tax Credits	(1,980)	(2,133)
Impairment of Long-Lived Assets	39,109	-
Pension and Postemployment Benefit Reserves	374	(1,894)
Deferred Property Taxes	47,640	46,512
Mark-to-Market of Risk Management Contracts	(12,768)	10,130
Carrying Costs Income	(8,716)	(358)
Pension Contributions	(37,831)	(24)
Gain on Sale of Assets	(1,560)	(2,315)
Change in Other Noncurrent Assets	(20,439)	(33,811)
Change in Other Noncurrent Liabilities	13,710	7,362
Changes in Components of Working Capital:
Accounts Receivable, Net	(7,747)	24,242
Fuel, Materials and Supplies	19,345	(13,545)
Accounts Payable	3,023	(13,269)
Taxes Accrued	(94,788)	2,115
Customer Deposits	30,761	6,684
Interest Accrued	(8,020)	(8,640)
Other Current Assets	(28,384)	2,958
Other Current Liabilities	(3,259)	(2,903)
Net Cash Flows From Operating Activities	138,358	270,961

INVESTING ACTIVITIES
Construction Expenditures	(118,222)	(103,257)
Change in Other Cash Deposits, Net	33	666
Purchase of Waterford Plant	(218,356)	-
Proceeds from Sale of Assets	4,639	3,392
Net Cash Flows Used For Investing Activities	(331,906)	(99,199)

FINANCING ACTIVITIES
Changes in Advances to/from Affiliates, Net	280,091	(164,888)
Dividends Paid on Common Stock	(85,500)	(93,750)
Issuance of Long-term Debt - Nonaffiliated	-	90,057
Issuance of Long-term Debt - Affiliated	-	100,000
Retirement of Long-term Debt	-	(103,245)
Net Cash Flows From (Used For) Financing Activities	194,591	(171,826)

Net Increase (Decrease) in Cash and Cash Equivalents	1,043	(64)
Cash and Cash Equivalents at Beginning of Period	25	3,377
Cash and Cash Equivalents at End of Period	$1,068	$3,313

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $50,095,000 and $46,034,000 and for income taxes was $109,382,000 and $(5,282,000) in 2005 and 2004, respectively. Noncash capital lease acquisitions were $520,000 and $731,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $(981,000) and $(2,266,000) in 2005 and 2004, respectively. In connection with the acquisition of the Waterford Plant in September 2005, we assumed $2,295,000 of liabilities.

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

Footnote Reference
Significant Accounting Matters	Note 1
New Accounting Pronouncements	Note 2
Rate Matters	Note 3
Customer Choice and Industry Restructuring	Note 4
Commitments and Contingencies	Note 5
Guarantees	Note 6
Acquisitions, Dispositions, Asset Impairments and Assets Held for Sale	Note 7
Benefit Plans	Note 8
Business Segments	Note 9
Income Taxes	Note 10
Financing Activities	Note 11
Company-wide Staffing and Budget Review	Note 12

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$52

Changes in Gross Margin:
Retail Margins	32
Transmission Revenues	(6)
Total Change in Gross Margin		26

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(17)
Taxes Other Than Income Taxes	(7)
Nonoperating Income and Expenses, Net	4
Total Change in Operating Expenses and Other		(20)

Income Tax Expense		(5)

Third Quarter of 2005 Net Income		$53

Net Income increased $1 million to $53 million in the third quarter of 2005. The key drivers of the increase were a $26 million increase in gross margin partially offset by a $17 million increase in Other Operation and Maintenance expenses and a $7 million increase in Taxes Other Than Income Taxes.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail Margins increased $32 million primarily due to increases in retail sales to residential and commercial customers and capacity settlement payments received under the Interconnection Agreement related to the increase in an affiliate’s peak load. Increased retail sales primarily reflect warmer summer weather. Cooling degree days were 17% higher than normal and 67% higher than 2004.

•
Transmission Revenues decreased $6 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $17 million primarily due to a $9 million increase related to higher costs of labor and allowances for power generation and a $4 million increase in distribution maintenance expense for overhead power lines.

•	Taxes Other Than Income Taxes increased due to a $5 million increase in real & personal property taxes and a $2 million increase in payroll-related taxes related to higher labor costs.
•	Nonoperating Income and Expenses, Net increased due to $3 million of favorable results from favorable optimization activities.

Income Tax

The effective tax rates for the third quarter of 2005 and 2004 were 38.0% and 34.5%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The increase in the effective tax rate is primarily due to federal income tax adjustments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$122

Changes in Gross Margin:
Retail Margins	48
Transmission Revenues	(17)
Off-system Sales and Other Revenues	2
Total Change in Gross Margin		33

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(20)
Taxes Other Than Income Taxes	(9)
Interest Charges	4
Total Change in Operating Expenses and Other		(25)

Income Tax Expense		(2)

Nine Months Ended September 30, 2005 Net Income		$128

Net Income increased $6 million to $128 million in the first nine months of 2005. The key driver of the increase was a $33 million increase in gross margin partially offset by a $20 million increase in Other Operation and Maintenance expenses.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail Margins increased $48 million primarily due to a $33 million increase in capacity settlement payments received under the Interconnection Agreement related to the increase in an affiliate’s peak load and higher residential revenue of $20 million reflecting warm summer weather partially offset by an increase in unrecovered fuel costs due to fuel caps in our Indiana jurisdiction.

•
Transmission Revenues decreased $17 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate change

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $20 million primarily due to a $9 million increase in distribution maintenance mainly related to January 2005 storm damage, a $5 million increase in system dispatch costs related to our operation in PJM and $4 million of accruals for employee severance costs partially offset by the settlement and cancellation of COLI policies in February 2005.

•	Taxes Other Than Income Taxes increased $9 million primarily due to a $6 million increase in real and personal property taxes and a $3 million increase in payroll-related taxes.
•	Interest Charges decreased $4 million primarily due to lower long-term debt outstanding and lower interest rates.

Income Tax

The effective tax rates for the nine months ended September 2005 and 2004 were 35.7% and 36.1%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative periods.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

Senior Unsecured Debt	Baa2	BBB	BBB

Cash Flow

Cash flows for the first nine months of 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Period	$465	$3,899
Cash Flows From (Used For):
Operating Activities	204,343	414,654
Investing Activities	(176,571)	(129,398)
Financing Activities	(27,506)	(286,774)
Net Increase (Decrease) in Cash and Cash Equivalents	266	(1,518)
Cash and Cash Equivalents at End of Period	$731	$2,381

Operating Activities

Net Cash Flows From Operating Activities were $204 million for the first nine months of 2005. We produced Net Income of $128 million during the period including noncash expense items of $163 million for depreciation, amortization and accretion. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The most significant activities in these asset and liability accounts were contributions of $46 million to our pension trust and $137 million of federal income tax payments.

Net Cash Flows From Operating Activities were $415 million during 2004. We produced Net Income of $122 million during the period and noncash expense items of $158 million for depreciation, amortization and accretion. The other changes in assets and liabilities represent items that had a cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The activity in working capital relates to a number of items; the most significant relates to Taxes Accrued. During 2004, we did not make any federal income tax payments for our 2004 federal income tax liability since the AEP Consolidated tax group was not required to make any 2004 quarterly estimated federal income tax payments.

Investing Activities

Net Cash Flows Used For Investing Activities during 2005 were $177 million due primarily to Construction Expenditures. Construction Expenditures were primarily for nuclear generation, transmission and distribution assets to upgrade or replace equipment and improve reliability. For the remainder of 2005, we expect our construction expenditures to be approximately $130 million.

Net Cash Flows Used For Investing Activities were $129 million during 2004 for Construction Expenditures.

Financing Activities

Net Cash Flows Used For Financing Activities were $28 million during 2005. We used cash of $61 million to retire preferred stock and $52 million to pay common dividends. These activities were supported by additional borrowing from the Utility Money Pool of $86 million. There were no long-term debt issuances or retirements during the first nine months of 2005.

Net Cash Flows Used For Financing Activities were $287 million during 2004. We used cash from operations to retire long-term debt and pay common dividends.

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Off-Balance Sheet Arrangements

Under a limited set of circumstances we enter into off-balance sheet arrangements to accelerate cash collections, reduce operational expenses and spread risk of loss to third parties. Our current policy restricts the use of off-balance sheet financing entities or structures to traditional operating lease arrangements and sales of customer accounts receivable that are entered in the normal course of business. Our off-balance sheet arrangements have not changed significantly since year-end. For complete information on our off-balance sheet arrangements, including the lease of Rockport Plant Unit 2, see “Off-balance Sheet Arrangements” in the “Management’s Financial Discussion and Analysis” section of our 2004 Annual Report.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the $61 million retirement of preferred stock and entering a long-term power contract.

During October 2005, we entered into a 20-year power agreement effective January 1, 2006, with Indiana Municipal Power Agency (IMPA). The 150 megawatt agreement is expected to generate annual revenue of approximately $55 million. The contract contains routine remedy clauses in case of default.

Significant Factors

Nuclear Licenses

In August 2005, the Nuclear Regulatory Commission approved the renewal of operating licenses for the two generating units at our Cook Plant. The licenses now expire in 2034 for Unit 1 and 2037 for Unit 2. Based on this renewal, we adjusted our asset retirement obligation liability and related plant asset. We are evaluating the effect of relicensing on current depreciation rates and decommissioning funding. If any changes are necessary, we will need IURC and MPSC approval.

Spent Nuclear Fuel Litigation

As a result of DOE's failure to make sufficient progress toward a permanent repository or otherwise assume responsibility for SNF, we, along with a number of nonaffiliated utilities and states, filed suit in the D.C. Circuit Court requesting, among other things, that the D.C. Circuit Court order DOE to meet its obligations under the law. The D.C. Circuit Court ordered the parties to proceed with contractual remedies but declined to order DOE to begin accepting SNF for disposal. DOE estimates its planned site for the nuclear waste will not be ready until at least 2010. In 1998, we filed a complaint in the U.S. Court of Federal Claims seeking damages in excess of $150 million due to the DOE's partial material breach of its unconditional contractual deadline to begin disposing of SNF generated by the Cook Plant. Similar lawsuits were filed by other utilities. In January 2003, the U.S. Court of Federal Claims ruled in our favor on the issue of liability. The case was tried in March 2004 on the issue of damages owed to us by the DOE. In May 2004, the U.S. Court of Federal Claims ruled against us and denied damages, ruling that pre-breach and post-breach damages are not recoverable in a partial breach case. In July 2004, we appealed this ruling to the U.S. Court of Appeals for the Federal Circuit. In September 2005, the U.S. Court of Appeals ruled that the trial court erred in ruling that pre-breach damages in a partial breach case are per se not recoverable, but denied us our pre-breach damages on the facts alleged. The Court of Appeals also ruled that the trial court did not err in determining that post-breach damages are not recoverable in a partial breach case, but determined that we may recover our post-breach damages in later suits as the costs are incurred.

Indiana Settlement Agreement

Our fuel and base rates in Indiana were frozen through a prior agreement. In 2004, the IURC ordered the continuation of the fixed fuel adjustment charge on an interim basis through March 2005, pending the outcome of negotiations. Certain of the parties to the negotiations reached a settlement and signed an agreement on March 10, 2005 and filed the agreement with the IURC on March 14, 2005. The IURC approved the agreement on June 1, 2005.

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

The settlement agreement also covers certain events at the Cook Plant. The settlement provides that if an outage of greater than 60 days occurs at Cook Plant, the recovery of actual monthly fuel costs will be in effect for the outage period beyond 60 days, capped by the average AEP System Pool Primary Energy Rate (Primary Energy Rate), the ratio of the sum of fuel and one half maintenance expenses incurred by the pool members to the total kilowatt-hours of net generation, excluding us, as defined by the AEP System Interconnection Agreement and adjusted for losses. If a second outage greater than 60 days occurs, actual monthly fuel costs capped at the Primary Energy Rate would be recovered through June 2007. Over the term of the settlement, if total cumulative actual fuel costs (except during a Cook Plant outage of greater than 60 days) are less than the cap prices, the savings will be credited to customers over the next two fuel adjustment clause filings. Cumulative net fuel costs in excess of the capped prices cannot be recovered. If Cook Plant operates at a capacity factor greater than 87% during the fuel cap period, we will receive credit for 30% of the savings produced by that performance.

The settlement agreement also caps base rates from January 1, 2005 to June 30, 2007 at the rates in effect as of January 1, 2005. During this cap period, we may not implement a general increase in base rates or implement a rider or cost deferral not established in the settlement agreement unless the IURC determines that a significant change in conditions beyond our control occurs or a material impact on us occurs as a result of federal, state or local regulation or statute that mandates reliability standards related to transmission or distribution costs.

We experienced a cumulative under-recovery for the period March 2004 through September 2005 of $10 million. Since we expect that its cumulative fuel costs through the end of the fuel cap period will exceed the capped fuel rates, the $10 million was recorded as fuel expense.  If future fuel costs per KWH through June 30, 2007 continue to exceed the caps, or if the base rate cap precludes us from seeking timely rate increases to recover increases in its cost of service through June 30, 2007, future results of operations and cash flows would be adversely affected.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$34,573
(Gain) Loss from Contracts Realized/Settled During the Period (a)	216
Fair Value of New Contracts When Entered During the Period (b)	-
Net Option Premiums Paid/(Received) (c)	(648)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	1,330
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	4,234
Total MTM Risk Management Contract Net Assets	39,705
Net Cash Flow and Fair Value Hedge Contracts (f)	(6,813)
DETM Assignment (g)	(9,123)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$23,769

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Hedges	DETM Assignment (b)	Total (c)
Current Assets	$115,223	$2,146	$-	$117,369
Noncurrent Assets	105,169	235	-	105,404
Total MTM Derivative Contract Assets	220,392	2,381	-	222,773

Current Liabilities	(101,169)	(8,697)	(2,167)	(112,033)
Noncurrent Liabilities	(79,518)	(497)	(6,956)	(86,971)
Total MTM Derivative Contract Liabilities	(180,687)	(9,194)	(9,123)	(199,004)

Total MTM Derivative Contract Net Assets (Liabilities)	$39,705	$(6,813)	$(9,123)	$23,769

(a)	Does not include Cash Flow and Fair Value Hedges.
(b)	See “Natural Gas Contracts with DETM” section in Note 17 of the 2004 Annual Report.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Prices Actively Quoted - Exchange Traded Contracts	$(1,458)	$7,012	$590	$323	$-	$-	$6,467
Prices Provided by Other External Sources - OTC Broker Quotes (a)	11,152	7,712	11,045	4,280	626	-	34,815
Prices Based on Models and Other Valuation Methods (b)	(1,129)	(6,605)	(3,856)	2,189	4,694	3,130	(1,577)
Total	$8,565	$8,119	$7,779	$6,792	$5,320	$3,130	$39,705

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Interest Rate	Total
Beginning Balance December 31, 2004	$1,558	$(5,634)	$(4,076)
Changes in Fair Value (a)	(4,907)	1,256	(3,651)
Reclassifications from AOCI to Net Income (b)	(2,162)	428	(1,734)
Ending Balance September 30, 2005	$(5,511)	$(3,950)	$(9,461)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $5,950 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$514	$701	$330	$176	$371	$1,211	$522	$178

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $52 million and $53 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$409,282	$372,556	$1,128,374	$1,067,144
Sales to AEP Affiliates	84,207	70,378	244,616	193,048
TOTAL	493,489	442,934	1,372,990	1,260,192

OPERATING EXPENSES
Fuel for Electric Generation	89,334	75,086	245,500	204,709
Purchased Electricity for Resale	11,784	10,063	35,786	22,617
Purchased Electricity from AEP Affiliates	82,763	74,498	228,756	203,291
Other Operation	109,210	100,535	300,212	307,501
Maintenance	42,300	33,737	144,988	118,055
Depreciation and Amortization	42,726	43,170	127,695	128,581
Taxes Other Than Income Taxes	17,007	10,291	49,624	40,979
Income Taxes	31,403	28,072	69,663	67,169
TOTAL	426,527	375,452	1,202,224	1,092,902

OPERATING INCOME	66,962	67,482	170,766	167,290

Nonoperating Income	22,793	20,304	61,999	60,758
Nonoperating Expenses	19,255	20,810	54,506	52,837
Nonoperating Income Tax Expense (Credit)	1,145	(953)	1,558	1,538
Interest Charges	16,343	16,381	48,427	52,087

NET INCOME	53,012	51,548	128,274	121,586

Preferred Stock Dividend Requirements including Capital Stock Expense	86	119	311	356

EARNINGS APPLICABLE TO COMMON STOCK	$52,926	$51,429	$127,963	$121,230

The common stock of I&M is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$56,584	$858,694	$187,875	$(25,106)	$1,078,047

Common Stock Dividends			(79,293)		(79,293)
Preferred Stock Dividends			(255)		(255)
Capital Stock Expense		107	(101)		6
TOTAL					998,505

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $4,720				(8,765)	(8,765)
NET INCOME			121,586		121,586
TOTAL COMPREHENSIVE INCOME					112,821

SEPTEMBER 30, 2004	$56,584	$858,801	$229,812	$(33,871)	$1,111,326

DECEMBER 31, 2004	$56,584	$858,835	$221,330	$(45,251)	$1,091,498

Common Stock Dividends			(52,000)		(52,000)
Preferred Stock Dividends			(255)		(255)
Capital Stock Expense and Other		2,455	(56)		2,399
TOTAL					1,041,642

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $2,900				(5,385)	(5,385)
NET INCOME			128,274		128,274
TOTAL COMPREHENSIVE INCOME					122,889

SEPTEMBER 30, 2005	$56,584	$861,290	$297,293	$(50,636)	$1,164,531

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$3,111,119	$3,122,883
Transmission	1,024,558	1,009,551
Distribution	1,016,092	990,826
General (including nuclear fuel)	259,800	275,622
Construction Work in Progress	264,049	163,515
Total	5,675,618	5,562,397
Accumulated Depreciation and Amortization	2,698,727	2,603,479
TOTAL - NET	2,976,891	2,958,918

OTHER PROPERTY AND INVESTMENTS
Nuclear Decommissioning and Spent Nuclear Fuel Disposal Trust Funds	1,120,190	1,053,439
Nonutility Property, Net	49,035	50,440
Other Investments	13,262	21,848
TOTAL	1,182,487	1,125,727

CURRENT ASSETS
Cash and Cash Equivalents	731	465
Other Cash Deposits	-	46
Advances to Affiliates	-	5,093
Accounts Receivable:
Customers	66,701	62,608
Affiliated Companies	106,996	124,134
Miscellaneous	2,772	4,339
Allowance for Uncollectible Accounts	(16)	(187)
Fuel	20,892	27,218
Materials and Supplies	105,365	103,342
Risk Management Assets	117,369	52,141
Margin Deposits	27,812	5,400
Prepayments and Other	27,607	10,541
TOTAL	476,229	395,140

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	124,979	147,167
Incremental Nuclear Refueling Outage Expenses, Net	33,738	44,244
Unrealized Loss on Forward Commitments	33,285	7,366
Unamortized Loss on Reacquired Debt	22,231	21,039
DOE Decontamination Fund	10,353	14,215
Other	34,042	23,649
Long-term Risk Management Assets	105,404	52,256
Emission Allowances	31,301	27,093
Deferred Property Taxes	12,558	22,372
Deferred Charges and Other Assets	15,912	28,955
TOTAL	423,803	388,356

TOTAL ASSETS	$5,059,410	$4,868,141

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - No Par Value:
Authorized - 2,500,000 Shares
Outstanding - 1,400,000 Shares	$56,584	$56,584
Paid-in Capital	861,290	858,835
Retained Earnings	297,293	221,330
Accumulated Other Comprehensive Income (Loss)	(50,636)	(45,251)
Total Common Shareholder’s Equity	1,164,531	1,091,498
Cumulative Preferred Stock Not Subject to Mandatory Redemption	8,084	8,084
Total Shareholders’ Equity	1,172,615	1,099,582
Long-term Debt	1,317,825	1,312,843
TOTAL	2,490,440	2,412,425

CURRENT LIABILITIES
Cumulative Preferred Stock Due Within One Year	-	61,445
Advances from Affiliates	81,101	-
Accounts Payable:
General	98,153	91,472
Affiliated Companies	58,374	51,066
Customer Deposits	57,599	29,366
Taxes Accrued	37,409	123,159
Interest Accrued	22,823	12,465
Risk Management Liabilities	112,033	47,174
Obligations Under Capital Leases	5,501	6,124
Other	87,654	70,237
TOTAL	560,647	492,508

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	292,912	315,730
Regulatory Liabilities:
Asset Removal Costs	289,405	280,054
Deferred Investment Tax Credits	77,306	82,802
Excess ARO for Nuclear Decommissioning	269,406	245,175
Unrealized Gain on Forward Commitments	65,687	35,534
Other	33,816	33,695
Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2	63,692	66,472
Long-term Risk Management Liabilities	86,971	36,815
Obligations Under Capital Leases	38,152	44,608
Asset Retirement Obligations	720,532	711,769
Employee Benefits and Pension Obligations	31,388	70,027
Deferred Credits and Other	39,056	40,527
TOTAL	2,008,323	1,963,208

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$5,059,410	$4,868,141

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$128,274	$121,586
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	127,695	128,581
Accretion Expense	35,742	29,608
Amortization, Net of Deferrals of Incremental Nuclear Refueling Outage Expenses	10,506	31,195
Deferred Income Taxes	2,269	2,772
Deferred Investment Tax Credits	(5,496)	(5,496)
Deferred Property Taxes	9,814	10,020
Pension Contributions	(46,051)	(2,916)
Mark-to-Market of Risk Management Contracts	(11,275)	10,760
Change in Other Noncurrent Assets	4,873	(21,135)
Change in Other Noncurrent Liabilities	(6,420)	(4,050)
Changes in Components of Working Capital:
Accounts Receivable, Net	14,441	41,624
Fuel, Materials and Supplies	4,303	(9,391)
Accounts Payable	5,511	(13,238)
Taxes Accrued	(85,750)	55,077
Customer Deposits	28,233	9,115
Interest Accrued	10,358	2,742
Rent Accrued - Rockport Plant Unit 2	18,464	18,464
Other Current Assets	(39,478)	5,230
Other Current Liabilities	(1,670)	4,106
Net Cash Flows From Operating Activities	204,343	414,654

INVESTING ACTIVITIES
Construction Expenditures	(190,171)	(130,241)
Change in Other Cash Deposits, Net	46	(31)
Proceeds from Sale of Assets	13,554	874
Net Cash Flows Used For Investing Activities	(176,571)	(129,398)

FINANCING ACTIVITIES
Retirement of Cumulative Preferred Stock	(61,445)	(2,011)
Retirement of Long-term Debt	-	(205,155)
Changes in Advances to/from Affiliates, Net	86,194	(60)
Dividends Paid on Common Stock	(52,000)	(79,293)
Dividends Paid on Cumulative Preferred Stock	(255)	(255)
Net Cash Flows Used For Financing Activities	(27,506)	(286,774)

Net Increase (Decrease) in Cash and Cash Equivalents	266	(1,518)
Cash and Cash Equivalents at Beginning of Period	465	3,899
Cash and Cash Equivalents at End of Period	$731	$2,381

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $34,999,000 and $46,694,000 and for income taxes was $149,058,000 and $(4,725,000) in 2005 and 2004, respectively. Noncash acquisitions under capital leases were $1,465,000 and $10,092,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $8,478,000 and $(10,646,000) in 2005 and 2004, respectively.

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

KENTUCKY POWER COMPANY

KENTUCKY POWER COMPANY
MANAGEMENT’S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$6

Changes in Gross Margin:
Retail Margins	8
Off-system Sales	1
Transmission Revenues	(1)
Total Change in Gross Margin		8

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(4)
Nonoperating Income and Expenses, Net	1
Total Change in Operating Expenses and Other:		(3)

Income Tax Expense		(3)

Third Quarter of 2005 Net Income		$8

Net Income increased by $2 million to $8 million in the third quarter of 2005 in comparison to the third quarter of 2004. The key driver of the increase was an $8 million increase in gross margin partially offset by a $3 million increase in operating expenses and other and a $3 million increase in Income Tax Expense.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail Margins increased by $8 million in comparison to 2004 primarily due to increases in retail sales to residential customers and the recording of a liability for the over-collection of fuel costs in the third quarter of 2004 that lowered retail margins in the prior year. The increase in retail sales to residential customers was primarily due to a 63% increase in cooling degree days in comparison to 2004. The increase in Retail Margins was partially offset by an increase in capacity settlement payments under the Interconnection Agreement.

•	Off-system Sales margins for 2005 increased by $1 million compared to 2004 primarily due to increased AEP Power Pool physical sales.
•
Transmission Revenues decreased $1 million primarily due to the elimination of revenues related to through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $4 million primarily due to distribution line maintenance and system dispatch costs related to our operation in PJM.
•	Nonoperating Income and Expenses, Net increased $1 million due to favorable optimization activities.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 31.1% and 11.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The increase in the effective tax rate is primarily due to federal income tax adjustments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$22

Changes in Gross Margin:
Retail Margins	(3)
Off-system Sales	8
Transmission Revenues	(4)
Other Revenues	(1)
Total Change in Gross Margin		-

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(4)
Nonoperating Income and Expenses, Net	2
Total Change in Operating Expenses and Other		(2)

Nine Months Ended September 30, 2005 Net Income		$20

Net Income decreased by $2 million to $20 million in the nine months ended September 30, 2005 in comparison to the nine months ended September 30, 2004. The key driver of the decrease was a $2 million increase in operating expenses and other.

The major components of our change in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail Margins decreased by $3 million in comparison to 2004 primarily due to an increase in capacity settlement payments under the Interconnection Agreement resulting from our higher MLR share caused by the increase in our peak load established in January 2005.

•	Off-system Sales margins for 2005 increased by $8 million compared to 2004 primarily due to increased AEP Power Pool physical sales.
•
Transmission Revenues decreased $4 million primarily due to the elimination of revenues related to through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $4 million primarily due to increased transmission charges under the Transmission Equalization Agreement resulting from our higher MLR as well as system dispatch costs related to our operation in PJM.

•	Nonoperating Income and Expenses, Net increased $2 million due to favorable optimization activities.

Income Taxes

The effective tax rates for the nine months ended September 2005 and 2004 were 28.5% and 27.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative periods.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

Senior Unsecured Debt	Baa2	BBB	BBB

Financing Activity

Long-term debt issuances and retirements during the first nine months of 2005 were:

Issuances

None

Retirements

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)

Notes Payable-Affiliated	$20,000	6.501	2006

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the $20 million retirement of Notes Payable-Affiliated.

Significant Factors

Rate Filing

On September 26, 2005, we filed a request with the Kentucky Public Service Commission to increase base rates by approximately $65 million to recover increasing costs. A final order is expected in April 2006. We are unable to predict the ultimate effect of this filing on future revenues, results of operations, cash flows and financial condition.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$12,691
(Gain) Loss from Contracts Realized/Settled During the Period (a)	36
Fair Value of New Contracts When Entered During the Period (b)	-
Net Option Premiums Paid/(Received) (c)	(171)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	820
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	2,615
Total MTM Risk Management Contract Net Assets	15,991
Net Cash Flow and Fair Value Hedge Contracts (f)	(4,399)
DETM Assignment (g)	(3,666)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$7,926

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

Reconciliation of MTM Risk Management Contracts to
Condensed Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Hedges	DETM Assignment (b)	Total (c)
Current Assets	$46,287	$86	$-	$46,373
Noncurrent Assets	42,060	95	-	42,155
Total MTM Derivative Contract Assets	88,347	181	-	88,528

Current Liabilities	(40,554)	(3,489)	(871)	(44,914)
Noncurrent Liabilities	(31,802)	(1,091)	(2,795)	(35,688)
Total MTM Derivative Contract Liabilities	(72,356)	(4,580)	(3,666)	(80,602)

Total MTM Derivative Contract Net Assets (Liabilities)	$15,991	$(4,399)	$(3,666)	$7,926

(a)	Does not include Cash Flow and Fair Value Hedges.
(b)	See “Natural Gas Contracts with DETM” section in Note 17 of the 2004 Annual Report.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Prices Actively Quoted - Exchange Traded Contracts	$(586)	$2,818	$237	$130	$-	$-	$2,599
Prices Provided by Other External Sources - OTC Broker Quotes (a)	4,504	3,125	4,323	1,720	251	-	13,923
Prices Based on Models and Other Valuation Methods (b)	(454)	(2,594)	(1,528)	900	1,887	1,258	(531)
Total	$3,464	$3,349	$3,032	$2,750	$2,138	$1,258	$15,991

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

(c)	There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2009. $1.8 million of this mark-to-market value is in 2010.
(d)	Amounts exclude Cash Flow and Fair Value Hedges.

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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Interest Rate	Total
Beginning Balance December 31, 2004	$569	$244	$813
Changes in Fair Value (a)	(1,889)	-	(1,889)
Reclassifications from AOCI to Net Income (b)	(895)	(64)	(959)
Ending Balance September 30, 2005	$(2,215)	$180	$(2,035)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $2,124 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$207	$282	$133	$71	$135	$442	$191	$65

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $13 million and $16 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or financial position.

KENTUCKY POWER COMPANY
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$127,129	$100,950	$352,083	$302,376
Sales to AEP Affiliates	16,160	13,111	41,356	32,096
TOTAL	143,289	114,061	393,439	334,472

OPERATING EXPENSES
Fuel for Electric Generation	41,907	29,380	100,491	75,498
Purchased Electricity for Resale	1,563	359	5,473	1,118
Purchased Electricity from AEP Affiliates	45,300	37,366	131,049	101,730
Other Operation	15,992	13,405	45,969	40,176
Maintenance	7,180	5,925	21,578	23,464
Depreciation and Amortization	11,318	11,004	33,695	32,768
Taxes Other Than Income Taxes	2,457	2,208	7,101	6,931
Income Taxes	3,212	935	7,499	8,489
TOTAL	128,929	100,582	352,855	290,174

OPERATING INCOME	14,360	13,479	40,584	44,298

Nonoperating Income	966	(137)	2,032	1,297
Nonoperating Expenses	89	168	401	1,755
Nonoperating Income Tax Expense (Credit)	283	(144)	492	(238)
Interest Charges	7,227	7,158	21,665	22,239

NET INCOME	$7,727	$6,160	$20,058	$21,839

The common stock of KPCo is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

KENTUCKY POWER COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$50,450	$208,750	$64,151	$(6,213)	$317,138

Common Stock Dividends			(16,000)		(16,000)
TOTAL					301,138

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $542				(1,005)	(1,005)
NET INCOME			21,839		21,839
TOTAL COMPREHENSIVE INCOME					20,834

SEPTEMBER 30, 2004	$50,450	$208,750	$69,990	$(7,218)	$321,972

DECEMBER 31, 2004	$50,450	$208,750	$70,555	$(8,775)	$320,980

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $1,534				(2,848)	(2,848)
NET INCOME			20,058		20,058
TOTAL COMPREHENSIVE INCOME					17,210

SEPTEMBER 30, 2005	$50,450	$208,750	$90,613	$(11,623)	$338,190

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

KENTUCKY POWER COMPANY
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$470,873	$462,641
Transmission	386,461	385,667
Distribution	451,199	438,766
General	59,718	57,929
Construction Work in Progress	23,068	16,544
Total	1,391,319	1,361,547
Accumulated Depreciation and Amortization	421,738	398,455
TOTAL - NET	969,581	963,092

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	5,433	5,438
Other Investments	350	422
TOTAL	5,783	5,860

CURRENT ASSETS
Cash and Cash Equivalents	347	127
Other Cash Deposits	8	5
Advances to Affiliates	9,641	16,127
Accounts Receivable:
Customers	25,239	22,130
Affiliated Companies	23,279	23,046
Accrued Unbilled Revenues	5,933	7,340
Miscellaneous	717	94
Allowance for Uncollectible Accounts	-	(34)
Fuel	12,851	6,551
Materials and Supplies	7,285	9,385
Risk Management Assets	46,373	19,845
Margin Deposits	11,180	1,960
Prepayments and Other	6,793	1,782
TOTAL	149,646	108,358

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	98,737	103,849
Other	26,256	14,558
Long-term Risk Management Assets	42,155	19,067
Emission Allowances	12,077	9,666
Deferred Property Taxes	1,803	7,036
Deferred Charges and Other	7,498	11,761
TOTAL	188,526	165,937

TOTAL ASSETS	$1,313,536	$1,243,247

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

KENTUCKY POWER COMPANY
CONDENSED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $50 par value per share:
Authorized - 2,000,000 shares
Outstanding - 1,009,000 shares	$50,450	$50,450
Paid-in Capital	208,750	208,750
Retained Earnings	90,613	70,555
Accumulated Other Comprehensive Income (Loss)	(11,623)	(8,775)
Total Common Shareholder’s Equity	338,190	320,980
Long-term Debt:
Nonaffiliated	426,657	428,310
Affiliated	20,000	80,000
Total Long-term Debt	446,657	508,310
TOTAL	784,847	829,290

CURRENT LIABILITIES
Long-term Debt Due Within One Year - Affiliated	40,000	-
Accounts Payable:
General	29,759	20,080
Affiliated Companies	26,546	24,899
Risk Management Liabilities	44,914	17,205
Taxes Accrued	8,695	9,248
Interest Accrued	9,507	6,754
Customer Deposits	25,085	12,309
Obligations Under Capital Leases	1,294	1,561
Other	8,849	9,038
TOTAL	194,649	101,094

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	222,727	227,536
Regulatory Liabilities:
Asset Removal Costs	30,247	28,232
Deferred Investment Tax Credits	5,845	6,722
Other Regulatory Liabilities	26,772	15,622
Employee Benefits and Pension Obligations	9,980	17,729
Long-term Risk Management Liabilities	35,688	13,484
Obligations Under Capital Leases	2,123	2,802
Deferred Credits	658	736
TOTAL	334,040	312,863

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$1,313,536	$1,243,247

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

KENTUCKY POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$20,058	$21,839
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	33,695	32,768
Deferred Income Taxes	1,836	6,536
Deferred Investment Tax Credits	(877)	(877)
Deferred Property Taxes	5,233	5,091
Pension Contributions	(9,137)	(338)
Pension and Postemployment Benefit Reserves	1,388	(610)
Mark-to-Market of Risk Management Contracts	(5,204)	3,994
Over/Under Fuel Recovery	(4,453)	1,886
(Gain)/Loss on Sale of Assets	(41)	1,062
Change in Other Noncurrent Assets	(5,196)	(10,558)
Change in Other Noncurrent Liabilities	8,700	7,112
Changes in Components of Working Capital:
Accounts Receivable, Net	(2,592)	9,817
Fuel, Materials and Supplies	(4,200)	3,106
Accounts Payable	12,876	7,788
Taxes Accrued	(553)	4,012
Customer Deposits	12,776	2,828
Interest Accrued	2,753	2,159
Other Current Assets	(14,231)	817
Other Current Liabilities	(456)	(530)
Net Cash Flows From Operating Activities	52,375	97,902

INVESTING ACTIVITIES
Construction Expenditures	(38,837)	(27,797)
Change in Other Cash Deposits, Net	(3)	11
Proceeds from Sale of Assets	199	1,538
Net Cash Flows Used For Investing Activities	(38,641)	(26,248)

FINANCING ACTIVITIES
Issuance of Long-term Debt - Affiliated	-	20,000
Retirement of Long-term Debt-Affiliated	(20,000)	-
Changes in Advances to/from Affiliates, Net	6,486	(75,875)
Dividends Paid on Common Stock	-	(16,000)
Net Cash Flows Used For Financing Activities	(13,514)	(71,875)

Net Increase (Decrease) in Cash and Cash Equivalents	220	(221)
Cash and Cash Equivalents at Beginning of Period	127	863
Cash and Cash Equivalents at End of Period	$347	$642

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $17,250,000 and $19,198,000 and for income taxes was $7,466,000 and $(3,233,000) in 2005 and 2004, respectively. Noncash capital lease acquisitions in 2005 and 2004 were $273,000 and $697,000, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $(1,550,000) and $(1,127,000) in 2005 and 2004, respectively.

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

OHIO POWER COMPANY CONSOLIDATED

OHIO POWER COMPANY CONSOLIDATED
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$51

Changes in Gross Margin:
Retail Margins	12
Off-system Sales	14
Transmission Revenues	(5)
Other Revenues	(2)
Total Change in Gross Margin		19

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(20)
Depreciation and Amortization	(2)
Taxes Other Than Income Taxes	(9)
Nonoperating Income and Expenses, Net	19
Total Change in Operating Expenses and Other		(12)

Income Tax Expense		(2)

Third Quarter of 2005 Net Income		$56

Net Income increased $5 million in the third quarter of 2005. The key drivers of the increase were a $19 million increase in gross margin and a $19 million increase in Nonoperating Income and Expenses, Net partially offset by a $20 million increase in Other Operation and Maintenance expense and a $9 million increase in Taxes Other Than Income Taxes.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail Margins were $12 million higher than the prior period primarily due to:
	-	increased retail sales of $25 million due to increased industrial, residential and commercial sales from higher usage and favorable weather conditions,
	-	partially offset by decreased fuel margins of $15 million, of which $9 million is related to an amendment to the PJM Services and Cost Allocation Agreement and the Buckeye Station Agreement.
•	Margins from Off-system Sales increased $14 million primarily due to increased AEP Power Pool physical sales and favorable optimization activity.
•
Transmission Revenues decreased $5 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $20 million primarily due to $11 million of increased consumption expenses associated with SO2 and NOx allowances, $4 million from increased boiler maintenance expenses due to overhaul work from scheduled and forced outages and $3 million from increased maintenance of overhead lines due to storm repair, increased tree trimming expenses and greater expenses for transmission inspection programs.

•
Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property tax accruals as a result of increased property values. The increase is also a result of increased state excise taxes due to higher KWH sales.

•
Nonoperating Income and Expenses, Net increased $19 million primarily due to the establishment of a regulatory asset for carrying costs on environmental capital expenditures as a result of the rate stabilization plan order and favorable optimization activities.

Income Tax

The effective tax rates for the third quarter of 2005 and 2004 were 31.9% and 32.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$170

Changes in Gross Margin:
Retail Margins	41
Off-system Sales	26
Transmission Revenues	(19)
Total Change in Gross Margin		48

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(6)
Depreciation and Amortization	(13)
Taxes Other Than Income Taxes	(9)
Nonoperating Income and Expenses, Net	48
Interest Charges	11
Total Change in Operating Expenses and Other		31

Income Tax Expense		(22)

Nine Months Ended September 30, 2005 Net Income		$227

Net Income increased $57 million in 2005. The increase is primarily due to a $48 million increase in gross margin, a $48 million increase in Nonoperating Income and Expenses, Net and an $11 million decrease in Interest Charges offset by a $22 million increase in Income Tax Expense and a $13 million increase in Depreciation and Amortization expense.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail Margins were $41 million higher than the prior period primarily due to:
	-	increased retail sales of $39 million due to increased residential, commercial and industrial sales from higher usage and favorable weather conditions,
	-	a favorable variance of $18 million from the receipt of SO2 allowances from Buckeye Power, Inc. under the Cardinal Station Allowance Agreement,
	-	and an increase of $8 million from capacity settlements under the Interconnection Agreement related to an increase in an affiliate’s peak load,
	-	partially offset by decreased fuel margins of $31 million which includes an amendment to the PJM Services and Cost Allocation Agreement and the Buckeye Station Agreement of $9 million.
•	Margins from Off-system Sales increased $26 million primarily due to increased AEP Power Pool physical sales and favorable optimization activity.
•
Transmission Revenues decreased $19 million primarily due to the loss of through and out rates, net of replacement SECA rates. See “FERC Order on Regional Through and Out Rates” for additional discussion of these FERC rate changes.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expenses increased $6 million primarily due to increased consumption expenses associated with SO2 and NOx allowances and increased maintenance of overhead lines due to storm repair, increased tree trimming expenses and greater expenses for transmission inspection programs offset by the settlement and cancellation of the COLI policy in February 2005 and decreased administrative expenses related to the Gavin scrubber.

•
Depreciation and Amortization expense increased $13 million due to the establishment of a $7 million regulatory liability to benefit low income customers and for economic development, as ordered in the rate stabilization plan. The increase is also attributable to a higher depreciation base in electric utility plants.

•
Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property tax accruals as a result of increased property values. The increase is also a result of increased state excise taxes due to higher KWH sales.

•
Nonoperating Income and Expenses, Net increased $48 million primarily due to the establishment of a $37 million regulatory asset for carrying costs on environmental capital expenditures as a result of the rate stabilization plan order and favorable optimization activities slightly offset by decreased pension costs in 2004 as a result of a settlement related to the sale of the coal companies prior to 2003.

•
Interest Charges decreased by $11 million primarily due to capitalized interest related to construction of the Mitchell Plant and Cardinal Plant scrubbers and the Mitchell Plant SCR project that began after June 2004. Interest Charges also decreased due to refinancing debt maturities and optional redemptions with lower cost debt.

Income Tax

The effective tax rates for the nine months ended September 2005 and 2004 were 32.7% and 34.3%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to flow-through of book versus tax temporary differences, permanent differences, amortization of investment tax credits and state income taxes. The effective tax rates remained relatively flat for the comparative period.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

Senior Unsecured Debt	A3	BBB	BBB+

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Period	$9,300	$7,233
Cash Flows From (Used For):
Operating Activities	313,784	448,099
Investing Activities	(451,347)	(151,912)
Financing Activities	129,645	(299,977)
Net Decrease in Cash and Cash Equivalents	(7,918)	(3,790)
Cash and Cash Equivalents at End of Period	$1,382	$3,443

Operating Activities

Our Net Cash Flows From Operating Activities were $314 million for the first nine months of 2005. We produced income of $227 million during the period and a noncash expense item of $228 million for Depreciation and Amortization. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in working capital primarily relates to two items Taxes Accrued and Accounts Payable. Taxes Accrued decreased $115 million due primarily to the payment of the 2004 federal income tax liability during 2005 and personal property tax. Accounts Payable increased $60 million due to higher fuel and allowance acquisition costs not paid at September 30, 2005.

Our Net Cash Flows From Operating Activities were $448 million for the first nine months of 2004. We produced income of $170 million during the period and a noncash expense item of $214 million for Depreciation and Amortization. The other changes in assets and liabilities represent items that had a cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The activity in working capital primarily relates to a $52 million increase in Taxes Accrued primarily due to increased accrued federal income taxes offset by decreased accrued personal property taxes.

Investing Activities

Our Net Cash Flows Used for Investing Activities for the first nine months of 2005 were $451 million primarily due to Construction Expenditures for environmental upgrades, as well as projects to improve service reliability for transmission and distribution. For the remainder of 2005, we expect our Construction Expenditures to be approximately $305 million.

Our Net Cash Flows Used For Investing Activities for the first nine months of 2004 were $152 million. The change is primarily due to Construction Expenditures offset by a cash deposit that we used to redeem $50 million of debt in January 2004.

Financing Activities

Our Net Cash Flows From Financing Activities during the first nine months of 2005 were $130 million primarily due to increased borrowings from the Utility Money Pool.

Our Net Cash Flows Used For Financing Activities during the first nine months of 2004 were $300 million primarily due to decreased repayments of borrowings from the Utility Money Pool and dividend payments on Common Stock.

Financing Activity

In January 2005, we redeemed $5 million of 5.90% Cumulative Preferred Stock Subject to Mandatory Redemption. Additionally, long-term debt issuances and retirements during the nine months ended September 30, 2005 were:

Issuances

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Installment Purchase Contracts	$54,500	Variable	2029
Installment Purchase Contracts	163,500	Variable	2028
Installment Purchase Contracts	50,000	Variable	2016
Installment Purchase Contracts	50,000	Variable	2014
Installment Purchase Contracts	35,000	Variable	2022

Retirements and Principal Payments

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Installment Purchase Contracts	$102,000	6.375	2029
Installment Purchase Contracts	80,000	Variable	2028
Installment Purchase Contracts	36,000	Variable	2029
Installment Purchase Contracts	50,000	5.45	2014
Installment Purchase Contracts	50,000	5.45	2016
Installment Purchase Contracts	35,000	5.90	2022
Notes Payable	4,390	6.81	2008
Notes Payable	6,500	6.27	2009

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$47,777
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(13,828)
Fair Value of New Contracts When Entered During the Period (b)	835
Net Option Premiums Paid/(Received) (c)	(1,372)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	18,093
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	314
Total MTM Risk Management Contract Net Assets	51,819
Net Cash Flow Hedge Contracts (f)	(10,778)
DETM Assignment (g)	(12,267)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$28,774

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	DETM Assignment (b)	Total (c)
Current Assets	$157,786	$5,007	$-	$162,793
Noncurrent Assets	143,373	316	-	143,689
Total MTM Derivative Contract Assets	301,159	5,323	-	306,482

Current Liabilities	(140,353)	(15,761)	(2,914)	(159,028)
Noncurrent Liabilities	(108,987)	(340)	(9,353)	(118,680)
Total MTM Derivative Contract Liabilities	(249,340)	(16,101)	(12,267)	(277,708)

Total MTM Derivative Contract Net Asset (Liabilities)	$51,819	$(10,778)	$(12,267)	$28,774

(a)	Does not include Cash Flow Hedges.
(b)	See “Natural Gas Contracts with DETM” section in Note 17 of the 2004 Annual Report.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009 (c)	Total (d)
Prices Actively Quoted - Exchange Traded Contracts	$(1,960)	$9,429	$793	$434	$-	$-	$8,696
Prices Provided by Other External Sources - OTC Broker Quotes (a)	15,336	8,420	15,527	5,755	841	-	45,879
Prices Based on Models and Other Valuation Methods (b)	(1,544)	(9,259)	(5,306)	2,832	6,312	4,209	(2,756)
Total	$11,832	$8,590	$11,014	$9,021	$7,153	$4,209	$51,819

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

(c)	There is mark-to-market value in excess of 10 percent of our total mark-to-market value in individual periods beyond 2009. $6 million of this mark-to-market value is in 2010.
(d)	Amounts exclude Cash Flow Hedges.

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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Interest Rate	Foreign Currency	Total
Beginning Balance December 31, 2004	$1,599	$-	$(358)	$1,241
Changes in Fair Value (a)	(7,540)	1,047	-	(6,493)
Reclassifications from AOCI to Net Income (b)	(2,319)	-	10	(2,309)
Ending Balance September 30, 2005	$(8,260)	$1,047	$(348)	$(7,561)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes above.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $7,924 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$691	$942	$444	$237	$464	$1,513	$652	$223

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $121 million and $146 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$471,175	$417,176	$1,377,528	$1,260,440
Sales to AEP Affiliates	164,341	147,602	472,787	429,503
TOTAL	635,516	564,778	1,850,315	1,689,943

OPERATING EXPENSES
Fuel for Electric Generation	199,965	164,353	548,919	476,127
Purchased Electricity for Resale	20,247	14,456	61,432	40,794
Purchased Electricity from AEP Affiliates	36,012	26,007	86,723	68,479
Other Operation	110,666	94,643	277,399	281,963
Maintenance	44,990	41,047	142,100	131,831
Depreciation and Amortization	73,799	71,857	227,687	214,027
Taxes Other Than Income Taxes	53,374	44,681	144,202	135,517
Income Taxes	21,684	26,897	92,319	89,099
TOTAL	560,737	483,941	1,580,781	1,437,837

OPERATING INCOME	74,779	80,837	269,534	252,106

Nonoperating Income	59,107	46,180	164,310	115,635
Carrying Costs Income	8,882	182	38,430	539
Nonoperating Expenses	53,251	50,809	146,305	108,109
Nonoperating Income Tax Expense (Credit)	4,693	(2,660)	18,180	(693)
Interest Charges	28,416	28,365	80,417	91,232

NET INCOME	56,408	50,685	227,372	169,632

Preferred Stock Dividend Requirements (Including Other Expense)	183	184	723	550

EARNINGS APPLICABLE TO COMMON STOCK	$56,225	$50,501	$226,649	$169,082

The common stock of OPCo is wholly-owned by AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$321,201	$462,484	$729,147	$(48,807)	$1,464,025

Common Stock Dividends			(144,114)		(144,114)
Preferred Stock Dividends			(550)		(550)
TOTAL					1,319,361

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $1,820				(3,380)	(3,380)
Minimum Pension Liability, Net of Tax of $2,123				(3,942)	(3,942)
NET INCOME			169,632		169,632
TOTAL COMPREHENSIVE INCOME					162,310

SEPTEMBER 30, 2004	$321,201	$462,484	$754,115	$(56,129)	$1,481,671

DECEMBER 31, 2004	$321,201	$462,485	$764,416	$(74,264)	$1,473,838

Common Stock Dividends			(22,499)		(22,499)
Preferred Stock Dividends			(549)		(549)
Other		4,151	(174)		3,977
TOTAL					1,454,767

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $4,739				(8,802)	(8,802)
NET INCOME			227,372		227,372
TOTAL COMPREHENSIVE INCOME					218,570

SEPTEMBER 30, 2005	$321,201	$466,636	$968,566	$(83,066)	$1,673,337

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$4,251,784	$4,127,284
Transmission	999,475	978,492
Distribution	1,245,883	1,202,550
General	236,900	248,749
Construction Work in Progress	491,411	240,957
Total	7,225,453	6,798,032
Accumulated Depreciation and Amortization	2,689,961	2,617,238
TOTAL - NET	4,535,492	4,180,794

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	44,690	44,774
Other	8,836	13,409
TOTAL	53,526	58,183

CURRENT ASSETS
Cash and Cash Equivalents	1,382	9,300
Other Cash Deposits	28	37
Advances to Affiliates	-	125,971
Accounts Receivable:
Customers	118,233	98,951
Affiliated Companies	175,843	144,175
Accrued Unbilled Revenues	15,144	10,641
Miscellaneous	7,490	7,626
Allowance for Uncollectible Accounts	(991)	(93)
Fuel	93,008	70,309
Materials and Supplies	58,710	55,569
Emissions Allowances	34,072	95,303
Risk Management Assets	162,793	79,541
Margin Deposits	37,899	7,056
Prepayments and Other	16,328	10,492
TOTAL	719,939	714,878

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	174,821	169,866
Transition Regulatory Assets	161,050	225,273
Unamortized Loss on Reacquired Debt	13,866	11,046
Other	72,795	22,189
Long-term Risk Management Assets	143,689	66,727
Deferred Property Taxes	22,412	70,214
Deferred Charges and Other Assets	62,341	74,095
TOTAL	650,974	639,410

TOTAL ASSETS	$5,959,931	$5,593,265

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity
Common Stock - No par value:
Authorized - 40,000,000 shares
Outstanding - 27,952,473 shares	$321,201	$321,201
Paid-in Capital	466,636	462,485
Retained Earnings	968,566	764,416
Accumulated Other Comprehensive Income (Loss)	(83,066)	(74,264)
Total Common Shareholder’s Equity	1,673,337	1,473,838
Cumulative Preferred Stock Not Subject to Mandatory Redemption	16,641	16,641
Total Shareholders’ Equity	1,689,978	1,490,479
Long-term Debt:
Nonaffiliated	1,589,860	1,598,706
Affiliated	200,000	400,000
Total Long-term Debt	1,789,860	1,998,706
TOTAL	3,479,838	3,489,185

Minority Interest	12,289	14,083

CURRENT LIABILITIES
Short-term Debt - Nonaffiliated	15,365	23,498
Long-term Debt Due Within One Year - Affiliated	200,000	-
Long-term Debt Due Within One Year - Nonaffiliated	12,354	12,354
Cumulative Preferred Stock Subject to Mandatory Redemption	-	5,000
Advances from Affiliates	55,508	-
Accounts Payable:
General	219,079	143,247
Affiliated Companies	139,432	116,615
Customer Deposits	63,684	22,620
Taxes Accrued	118,028	233,026
Interest Accrued	20,912	39,254
Risk Management Liabilities	159,028	70,311
Obligations Under Capital Leases	8,951	9,081
Other	79,608	74,977
TOTAL	1,091,949	749,983

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	913,308	943,465
Regulatory Liabilities:
Asset Removal Costs	111,376	102,875
Deferred Investment Tax Credits	10,255	12,539
Other	51,215	-
Long-term Risk Management Liabilities	118,680	46,261
Deferred Credits	17,358	24,377
Employee Benefits and Pension Obligations	68,615	126,825
Obligations Under Capital Leases	31,375	31,652
Asset Retirement Obligations	48,328	45,606
Other	5,345	6,414
TOTAL	1,375,855	1,340,014
Commitments and Contingencies (Note 5)
TOTAL CAPITALIZATION AND LIABILITIES	$5,959,931	$5,593,265
See Condensed Notes to Financial Statements of Registrant Subsidiaries.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)
	2005	2004
OPERATING ACTIVITIES
Net Income	$227,372	$169,632
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	227,687	214,027
Accretion Expense	2,722	2,548
Deferred Income Taxes	11,492	2,080
Deferred Investment Tax Credits	(2,284)	(2,283)
Deferred Property Taxes	47,802	46,804
Pension and Postemployment Benefit Reserves	1,810	1,903
Mark-to-Market of Risk Management Contracts	(10,840)	11,632
Pension Contributions	(60,020)	(574)
Carrying Costs Income	(38,430)	(539)
Change in Other Noncurrent Assets	(8,972)	(22,471)
Change in Other Noncurrent Liabilities	(1,296)	(4,719)
Changes in Components of Working Capital:
Accounts Receivable, Net	(54,419)	17,891
Fuel, Materials and Supplies	(25,840)	(6,930)
Accounts Payable	60,224	4,378
Taxes Accrued	(114,998)	51,710
Customer Deposits	41,064	10,600
Interest Accrued	(18,342)	(19,340)
Other Current Assets	24,551	(27,550)
Other Current Liabilities	4,501	(700)
Net Cash Flows From Operating Activities	313,784	448,099

INVESTING ACTIVITIES
Construction Expenditures	(460,282)	(205,799)
Change in Other Cash Deposits, Net	9	50,967
Proceeds from Sale of Assets	8,926	2,920
Net Cash Flows Used For Investing Activities	(451,347)	(151,912)

FINANCING ACTIVITIES
Change in Short-term Debt, Net	(8,133)	(6,379)
Issuance of Long-term Debt - Nonaffiliated	348,237	-
Issuance of Long-term Debt - Affiliated	-	400,000
Retirement of Long-term Debt - Nonaffiliated	(363,890)	(382,390)
Retirement of Cumulative Preferred Stock	(5,000)	(2,250)
Changes in Advances to/from Affiliates, Net	181,479	(164,294)
Dividends Paid on Common Stock	(22,499)	(144,114)
Dividends Paid on Cumulative Preferred Stock	(549)	(550)
Net Cash Flows From (Used For) Financing Activities	129,645	(299,977)

Net Decrease in Cash and Cash Equivalents	(7,918)	(3,790)
Cash and Cash Equivalents at Beginning of Period	9,300	7,233
Cash and Cash Equivalents at End of Period	$1,382	$3,443

SUPPLEMENTAL DISCLOSURE:
Cash paid (received) for interest net of capitalized amounts was $92,073,000 and $107,177,000 and for income taxes was $158,627,000 and $(21,600,000) in 2005 and 2004, respectively. Noncash capital lease acquisitions were $7,591,000 and $13,896,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $38,425,000 and $(1,051,000) in 2005 and 2004, respectively.

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

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$39

Changes in Gross Margin:
Retail and Off-system Sales Margins	19
Transmission Revenues	2
Total Change in Gross Margin		21

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(9)
Depreciation and Amortization	2
Nonoperating Income and Expenses, Net	1
Total Change in Operating Expenses and Other		(6)

Income Tax Expense		(5)

Third Quarter of 2005 Net Income		$49

Net Income increased $10 million to $49 million in the third quarter of 2005. The key drivers of the increase were a $21 million increase in gross margin, partially offset by a $9 million increase in Other Operation and Maintenance expense and a $5 million increase in Income Tax Expense.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail and Off-system Sales Margins increased $19 million primarily due to an increase in base margins for higher sales volumes resulting from a 27% increase in cooling degree days.

Operating Expenses and Other increased between years as follows:

•	Other Operation and Maintenance expense increased $9 million primarily due to $4 million of plant operation and maintenance and $3 million of overhead line maintenance.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 37.3% and 37.6%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$37

Changes in Gross Margin:
Retail and Off-system Sales Margins	19
Transmission Revenues	2
Total Change in Gross Margin		21

Changes in Operating Expenses and Other:
Other Operation and Maintenance	16
Depreciation and Amortization	1
Taxes Other Than Income Taxes	4
Interest Charges	3
Nonoperating Income and Expenses, Net	2
Total Change in Operating Expenses and Other		26

Income Tax Expense		(16)

Nine Months Ended September 30, 2005 Net Income		$68

Net Income increased $31 million to $68 million for the nine months ended September 30, 2005. The key drivers of the increase were a $21 million increase in gross margin, a $16 million decrease in Other Operation and Maintenance expense and a $4 million decrease in Taxes Other Than Income Taxes, partially offset by a $16 million increase in Income Tax Expense.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•	Retail and Off-system Sales Margins increased $19 million primarily due to an increase in base margins for higher volumes resulting from an 8% increase in degree days.

Operating Expenses and Other decreased between years as follows:

•
Other Operation and Maintenance expenses decreased $16 million. Transmission-related expenses decreased $5 million primarily due to adjustments in 2004 for affiliated OATT and ancillary services resulting from revised ERCOT data for the years 2001 through 2003. Distribution expenses decreased $4 million resulting primarily from a 2004 labor settlement. Administrative and general expenses decreased approximately $10 million due to lower outside services and employee-related expenses, offset in part by increased customer-related expense of $5 million. Plant operation expense increased $3 million. Maintenance decreased $4 million primarily due to the higher cost of scheduled power plant maintenance and overhead line maintenance, both in 2004.

•	Taxes Other Than Income Taxes decreased $4 million primarily due to an adjustment for property related-taxes recorded in 2005.
•
Interest Charges decreased $3 million primarily due to the retirement of higher rate First Mortgage Bonds and Trust Preferred Securities in 2004 which were replaced by lower rate Senior Unsecured Notes and affiliated notes.

Income Taxes

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 33.0% and 32.2%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative period.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

First Mortgage Bonds	A3	A-	A
Senior Unsecured Debt	Baa1	BBB	A-

Financing Activity

Long-term issuances and retirements during the first nine months of 2005 were:

Issuances

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Senior Unsecured Notes	$75,000	4.70	2011

Retirements

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
First Mortgage Bonds	$50,000	6.50	2005

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the issuances and retirements discussed above.

Significant Factors

Oklahoma Regulatory Activity

Rate Review

We have been involved in a commission staff-initiated base rate review before the OCC which began in 2003. In March 2005, a settlement was negotiated and approved by the ALJ. The settlement provides for a $7 million annual base revenue reduction offset by a $6 million reduction in annual depreciation expense and recovery through fuel revenues of certain transmission expenses previously recovered in base rates. In addition, the settlement eliminates a $9 million annual merger savings rate reduction rider at the end of December 2005. The settlement also provides for recovery over 24 months of $9 million of deferred fuel costs associated with a renegotiated coal transportation contract and the continuation of a $12 million vegetation management rider, both of which are earnings neutral. Finally, the settlement stipulates that we may not file for a base rate increase before April 1, 2006. The OCC issued an order approving the stipulation on May 2, 2005, and new base rates were implemented in June 2005. We anticipate that this order will favorably impact results of operations and cash flows beginning in 2006.

Fuel and Purchased Power

In 2002, we experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West companies of purchased power costs for periods prior to January 1, 2002. In July 2003, we offered to the OCC to collect those reallocated costs over 18 months. In August 2003, the OCC Staff filed testimony recommending we recover $42 million of the reallocation over three years. Subsequently, the OCC expanded the case to include a full prudence review of our 2001 fuel and purchased power practices and off-system sales margin sharing between AEP East and AEP West companies for the year 2002. On July 25, 2005, the OCC Staff and two intervenors filed testimony in which they quantified the alleged improperly allocated off-system sales margins between AEP East and AEP West companies. Their overall recommendations would result in an increase in off-system sales margins and thus, a reduction in our recoverable fuel costs through June 2005 of an amount between $38 million and $47 million. We do not agree with the intervenors’ and the OCC Staff’s recommendations and will defend vigorously our position. In addition, PSO believes the amount of such alleged improper allocations is significantly overstated.

As noted in the 2004 Annual Report, an Oklahoma ALJ found that the OCC lacks authority to examine whether we deviated from the FERC-approved allocation methodology and held that any such complaints should be addressed at the FERC. On September 29, 2005, the United States District Court, Western District of Texas, issued an order in the TNC fuel proceeding, preempting the PUCT from deciding this same allocation issue in Texas. Based on the position taken by the Federal court in Texas, it would appear that the OCC would be preempted from finding a disallowance in Oklahoma.

On June 10, 2005, the OCC decided to have its staff conduct a prudence review of our fuel and purchased power practices for 2003.

Management is unable to predict the ultimate effect of these proceedings on revenues, results of operations, cash flows and financial condition.

Generation

In September 2005, we began seeking proposals for up to 500 MW of new peaking and up to 600 MW of new base load generation to supplement existing power supply resources to effectively meet customers’ power demand requirements. We are soliciting purchase power agreements or plant acquisitions and they will be evaluated along with our self-build options. The target for commercial operation is June 1, 2008 for the peaking generation and June 1, 2011 for the base load generation.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$14,771
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(98)
Fair Value of New Contracts When Entered During the Period (b)	-
Net Option Premiums Paid/(Received) (c)	(222)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	-
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	3,274
Total MTM Risk Management Contract Net Assets	17,725
Net Cash Flow Hedge Contracts (f)	(5,764)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$11,961

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

Reconciliation of MTM Risk Management Contracts to
Condensed Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	Total (b)
Current Assets	$53,434	$150	$53,584
Noncurrent Assets	32,440	166	32,606
Total MTM Derivative Contract Assets	85,874	316	86,190

Current Liabilities	(47,060)	(5,902)	(52,962)
Noncurrent Liabilities	(21,089)	(178)	(21,267)
Total MTM Derivative Contract Liabilities	(68,149)	(6,080)	(74,229)

Total MTM Derivative Contract Net Assets (Liabilities)	$17,725	$(5,764)	$11,961

(a)	Does not include Cash Flow Hedges.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009	Total (c)
Prices Actively Quoted - Exchange Traded Contracts	$(1,027)	$4,942	$416	$228	$-	$-	$4,559
Prices Provided by Other External Sources - OTC Broker Quotes (a)	7,629	2,634	6,404	2,282	-	-	18,949
Prices Based on Models and Other Valuation Methods (b)	(1,027)	(5,938)	(4,207)	596	2,284	2,509	(5,783)
Total	$5,575	$1,638	$2,613	$3,106	$2,284	$2,509	$17,725

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Interest Rate	Total
Beginning Balance December 31, 2004	$1,000	$(600)	$400
Changes in Fair Value (a)	(4,656)	48	(4,608)
Reclassifications from AOCI to Net Income (b)	(227)	41	(186)
Ending Balance September 30, 2005	$(3,883)	$(511)	$(4,394)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $3,985 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$362	$494	$233	$124	$238	$778	$335	$115

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates, primarily related to long-term debt with fixed interest rates, was $35 million at September 30, 2005 and December 31, 2004. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or financial position.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$416,005	$355,260	$939,066	$788,167
Sales to AEP Affiliates	16,032	1,371	32,314	7,467
TOTAL	432,037	356,631	971,380	795,634

OPERATING EXPENSES
Fuel for Electric Generation	192,955	139,693	456,662	315,773
Fuel from Affiliates for Electric Generation	-	19	-	30
Purchased Energy for Resale	39,186	41,059	84,111	55,810
Purchased Electricity from AEP Affiliates	26,643	24,083	64,877	79,182
Other Operation	39,630	36,882	106,102	117,256
Maintenance	17,809	11,777	43,321	47,774
Depreciation and Amortization	20,842	22,762	65,708	67,097
Taxes Other Than Income Taxes	9,769	9,483	25,507	29,027
Income Taxes	28,793	23,671	33,598	18,767
TOTAL	375,627	309,429	879,886	730,716

OPERATING INCOME	56,410	47,202	91,494	64,918

Nonoperating Income	1,460	640	2,462	1,011
Nonoperating Expenses	412	356	1,348	1,660
Nonoperating Income Tax Expense (Credit)	127	(162)	(294)	(1,021)
Interest Charges	8,677	8,668	25,173	27,922

NET INCOME	48,654	38,980	67,729	37,368

Preferred Stock Dividend Requirements	53	53	159	159

EARNINGS APPLICABLE TO COMMON STOCK	$48,601	$38,927	$67,570	$37,209

The common stock of PSO is owned by a wholly-owned subsidiary of AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$157,230	$230,016	$139,604	$(43,842)	$483,008

Gain on Reacquired Preferred Stock			2		2
Common Stock Dividends			(26,250)		(26,250)
Preferred Stock Dividends			(159)		(159)
TOTAL					456,601

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $1,335				(2,479)	(2,479)
NET INCOME			37,368		37,368
TOTAL COMPREHENSIVE INCOME					34,889

SEPTEMBER 30, 2004	$157,230	$230,016	$150,565	$(46,321)	$491,490

DECEMBER 31, 2004	$157,230	$230,016	$141,935	$75	$529,256

Common Stock Dividends			(27,000)		(27,000)
Preferred Stock Dividends			(159)		(159)
TOTAL					502,097

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $2,581				(4,794)	(4,794)
NET INCOME			67,729		67,729
TOTAL COMPREHENSIVE INCOME					62,935

SEPTEMBER 30, 2005	$157,230	$230,016	$182,505	$(4,719)	$565,032

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$1,069,327	$1,072,022
Transmission	477,425	468,735
Distribution	1,132,326	1,089,187
General	200,740	200,044
Construction Work in Progress	61,112	41,028
Total	2,940,930	2,871,016
Accumulated Depreciation and Amortization	1,163,806	1,117,113
TOTAL - NET	1,777,124	1,753,903

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	4,594	4,401
Other Investments	-	81
TOTAL	4,594	4,482

CURRENT ASSETS
Cash and Cash Equivalents	1,911	91
Other Cash Deposits	6	188
Accounts Receivable:
Customers	21,078	34,002
Affiliated Companies	58,524	46,399
Miscellaneous	7,759	6,984
Allowance for Uncollectible Accounts	(12)	(76)
Fuel	13,306	14,268
Materials and Supplies	40,320	35,485
Risk Management Assets	53,584	21,388
Regulatory Asset for Under-Recovered Fuel Costs	82,174	366
Margin Deposits	19,002	2,881
Prepayments and Other	10,576	1,378
TOTAL	308,228	163,354

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
Unamortized Loss on Reacquired Debt	13,018	14,705
Other	40,703	17,246
Long-term Risk Management Assets	32,606	14,477
Prepaid Pension Obligations	82,356	82,419
Deferred Property Taxes	8,123	-
Deferred Charges and Other Assets	16,267	18,232
TOTAL	193,073	147,079

TOTAL ASSETS	$2,283,019	$2,068,818

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $15 par value per share:
Authorized - 11,000,000 shares
Issued - 10,482,000 shares
Outstanding - 9,013,000 shares	$157,230	$157,230
Paid-in Capital	230,016	230,016
Retained Earnings	182,505	141,935
Accumulated Other Comprehensive Income (Loss)	(4,719)	75
Total Common Shareholder’s Equity	565,032	529,256
Cumulative Preferred Stock Not Subject to Mandatory Redemption	5,262	5,262
Total Shareholders’ Equity	570,294	534,518
Long-term Debt:
Nonaffiliated	521,056	446,092
Affiliated	-	50,000
Total Long-term Debt	521,056	496,092
TOTAL	1,091,350	1,030,610
CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	-	50,000
Long-term Debt Due Within One Year - Affiliated	50,000	-
Advances from Affiliates	22,601	55,002
Accounts Payable:
General	140,811	71,442
Affiliated Companies	58,069	58,632
Customer Deposits	58,161	33,757
Taxes Accrued	19,315	18,835
Interest Accrued	3,498	4,023
Risk Management Liabilities	52,962	13,705
Obligations Under Capital Leases	581	537
Other	24,859	30,477
TOTAL	430,857	336,410

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	415,897	384,090
Long-term Risk Management Liabilities	21,267	7,455
Regulatory Liabilities:
Asset Removal Costs	215,325	220,298
Deferred Investment Tax Credits	27,530	28,620
SFAS 109 Regulatory Liability, Net	20,236	21,963
Unrealized Gain on Forward Commitments	41,820	19,676
Obligations Under Capital Leases	1,021	747
Deferred Credits and Other	17,716	18,949
TOTAL	760,812	701,798

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$2,283,019	$2,068,818

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$67,729	$37,368
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	65,708	67,097
Deferred Property Taxes	(8,123)	(8,648)
Deferred Income Taxes	32,661	10,519
Deferred Investment Tax Credits	(1,090)	(1,343)
Pension and Postemployment Benefit Reserves	(777)	2,142
Mark-to-Market of Risk Management Contracts	(2,954)	4,034
Pension Contributions	(198)	(2,630)
Change in Other Noncurrent Assets	(32,286)	(15,667)
Change in Other Noncurrent Liabilities	28,380	10,035
Changes in Components of Working Capital:
Accounts Receivable, Net	(40)	(6,754)
Fuel, Materials and Supplies	(3,873)	(249)
Fuel Recovery	(81,808)	(1,874)
Accounts Payable	67,802	(4,132)
Customer Deposits	24,404	7,929
Taxes Accrued	480	27,363
Interest Accrued	(525)	(73)
Other Current Assets	(25,319)	3,194
Other Current Liabilities	(5,574)	(12,955)
Net Cash Flows From Operating Activities	124,597	115,356

INVESTING ACTIVITIES
Construction Expenditures	(87,804)	(57,654)
Change in Other Cash Deposits, Net	182	10,520
Proceeds from Sale of Assets	-	458
Net Cash Flows Used For Investing Activities	(87,622)	(46,676)

FINANCING ACTIVITIES
Issuance of Long-term Debt	74,405	83,129
Retirement of Long-term Debt	(50,000)	(112,020)
Reacquired Preferred Stock	-	(3)
Changes in Advances to/from Affiliates, Net	(32,401)	(13,605)
Dividends Paid on Common Stock	(27,000)	(26,250)
Dividends Paid on Cumulative Preferred Stock	(159)	(159)
Net Cash Flows Used For Financing Activities	(35,155)	(68,908)

Net Increase (Decrease) in Cash and Cash Equivalents	1,820	(228)
Cash and Cash Equivalents at Beginning of Period	91	3,738
Cash and Cash Equivalents at End of Period	$1,911	$3,510

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $21,954,000 and $24,518,000 and for income taxes was $14,241,000 and $2,387,000 in 2005 and 2004, respectively. Noncash capital lease acquisitions were $798,000 and $448,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $1,004,000 and $(1,842,000) in 2005 and 2004, respectively.

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

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Reconciliation of Third Quarter of 2004 to Third Quarter of 2005 Net Income
(in millions)

Third Quarter of 2004 Net Income		$47

Changes in Gross Margin:
Retail and Off-system Sales Margins (a)	19
Transmission Revenues	4
Other Revenues	2
Total Change in Gross Margin		25

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(20)
Depreciation and Amortization	1
Taxes Other Than Income Taxes	(2)
Nonoperating Income and Expenses, Net	1
Interest Charges	1
Total Change in Operating Expenses and Other		(19)

Income Tax Expense		(3)

Third Quarter of 2005 Net Income		$50

(a)	Includes firm wholesale sales to municipals and cooperatives.

Net Income increased $3 million to $50 million in the third quarter of 2005. The key drivers of the increase were a $25 million increase in gross margin partially offset by a $20 million increase in Other Operation and Maintenance expense and a $3 million increase in Income Tax Expense.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail and Off-system Sales Margins increased $19 million primarily due to an increase in both retail base margins and wholesale base margins due to higher volumes resulting primarily from a 32% increase in cooling degree days.

•	Transmission Revenues increased $4 million due to increased SPP revenue.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expense increased $20 million primarily due to increased power plant operation and maintenance expense of $8 million resulting from extended planned power plant outages and higher transmission-related expense from SPP. Distribution maintenance expense increased $6 million primarily due to $4 million of storm damage related to Hurricane Rita and higher overhead line expense. Customer-related expenses and administrative and general expenses increased $6 million, offset in part by lower employee-related expenses.

Income Taxes

The effective tax rates for the third quarter of 2005 and 2004 were 34.1% and 32.8%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Reconciliation of Nine Months Ended September 30, 2004 to
Nine Months Ended September 30, 2005 Net Income
(in millions)

Nine Months Ended September 30, 2004 Net Income		$80

Changes in Gross Margin:
Retail and Off-system Sales Margins (a)	11
Transmission Revenues	4
Other Revenues	4
Total Change in Gross Margin		19

Changes in Operating Expenses and Other:
Other Operation and Maintenance	(21)
Depreciation and Amortization	(2)
Interest Charges	4
Total Change in Operating Expenses and Other		(19)

Income Tax Expense		1

Nine Months Ended September 30, 2005 Net Income		$81

(a)	Includes firm wholesale sales to municipals and cooperatives.

Net Income increased $1 million to $81 million for the nine months ended September 30, 2005. The key drivers of the change were a $19 million increase in gross margin offset by a $21 million increase in Other Operation and Maintenance expense.

The major components of our increase in gross margin, defined as revenues net of related fuel and purchased power, were as follows:

•
Retail and Off-system Sales Margins increased $11 million primarily due to an increase in both retail base margins and wholesale base margins due to higher volumes resulting primarily from a 10% increase in degree days. These margins were offset in part by unfavorable optimization activity and increased purchased capacity.

•	Transmission Revenues increased $4 million primarily due to increased SPP revenues.

Operating Expenses and Other changed between years as follows:

•
Other Operation and Maintenance expense increased $21 million primarily due to increased power plant operation and maintenance expense of $13 million resulting from extended planned power plant outages in 2005. This increase was partially offset by a $5 million adjustment in 2004 for affiliated OATT and ancillary services resulting from revised ERCOT data for the years 2001 through 2003. Distribution maintenance and customer expense increased $12 million primarily due to $4 million of storm damage related to Hurricane Rita and higher overhead line expense, offset in part by lower administrative and general and employee-related expenses.

•	Interest Charges decreased $4 million primarily due to decreased long-term debt.

Income Taxes

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 30.5% and 31.4%, respectively. The difference in the effective income tax rate and the federal statutory rate of 35% is due to permanent differences, amortization of investment tax credits, state income taxes and federal income tax adjustments. The effective tax rates remained relatively flat for the comparative period.

Financial Condition

Credit Ratings

The rating agencies currently have us on stable outlook. Current ratings are as follows:

	Moody’s	S&P	Fitch

First Mortgage Bonds	A3	A-	A
Senior Unsecured Debt	Baa1	BBB	A-

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Period	$2,308	$5,676
Cash Flows From (Used For):
Operating Activities	160,994	214,921
Investing Activities	(105,557)	(63,535)
Financing Activities	(53,941)	(153,738)
Net Increase (Decrease) in Cash and Cash Equivalents	1,496	(2,352)
Cash and Cash Equivalents at End of Period	$3,804	$3,324

Operating Activities

Our Net Cash Flows From Operating Activities were $161 million in 2005. We produced income of $81 million during the period and noncash expense items of $99 million for Depreciation and Amortization. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in working capital relates to a number of items; the most significant are Accounts Payable and Customer Deposits. Accounts Payable increased $42 million primarily due to higher energy and fuel-related purchases. Customer Deposits increased $27 million primarily due to increased deposits for power trading customers.

Our Net Cash Flows From Operating Activities were $215 million in 2004. We produced income of $80 million during the period and noncash expense items of $97 million for Depreciation and Amortization. The other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. The current period activity in working capital relates to a number of items; the most significant are Accounts Payable, Fuel, Materials and Supplies, and Taxes Accrued. Accounts Payable decreased $20 million related to lower vendor-related payables and lower energy transactions. Fuel, Materials and Supplies decreased $14 million primarily due to lower purchases of fuel. Taxes Accrued increased $64 million primarily due to the annual tax accruals related to 2004 property taxes and by an increase of income tax-related accruals.

Investing Activities

Net Cash Flows Used For Investing Activities during 2005 and 2004 were $106 million and $64 million, respectively. They were comprised of Construction Expenditures related to projects for improved transmission and distribution service reliability. For the remainder of 2005, we expect our Construction Expenditures to be approximately $100 million.

Financing Activities

Net Cash Flows Used For Financing Activities were $54 million during 2005. During the nine months ended September 30, 2005, we borrowed $40 million from the Utility Money Pool, issued Senior Unsecured Notes for $150 million for the purpose of funding the July 1, 2005 maturity of our $200 million Senior Unsecured Notes and retired $8 million of Notes Payable. Common stock dividends were $40 million.

Net Cash Flows Used For Financing Activities were $154 million during 2004. During the nine months ended September 30, 2004, we decreased our Utility Money Pool borrowing by $29 million, retired $120 million of First Mortgage Bonds, retired $7 million of Notes Payable, replaced $95 million of Installment Purchase Contracts with lower variable interest rate long-term debt of the same principal amount and paid $45 million in common stock dividends.

Financing Activity

Long-term issuances and retirements during the first nine months of 2005 were:

Issuances

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Senior Unsecured Notes	$150,000	4.90	2015
Notes Payable	5,771	Variable	2006

Retirements

	Principal	Interest	Due
Type of Debt	Amount	Rate	Date
	(in thousands)	(%)
Notes Payable	$5,122	4.47	2011
Notes Payable	3,000	Variable	2008
Senior Unsecured Notes	200,000	4.50	2005

Liquidity

We have solid investment grade ratings, which provide us ready access to capital markets in order to issue new debt, refinance short-term debt or refinance long-term debt maturities. In addition, we participate in the Utility Money Pool, which provides access to AEP’s liquidity.

Summary Obligation Information

A summary of our contractual obligations is included in our 2004 Annual Report and has not changed significantly from year-end other than the issuances and retirements discussed above.

Significant Factors

Generation

In September 2005, we began seeking proposals for new generation to supplement existing power supply resources to effectively meet customers’ power demand requirements. The proposals will be evaluated along with our self-build options to meet short-term and long-term capacity needs.

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

MTM Risk Management Contract Net Assets
Nine Months Ended September 30, 2005
(in thousands)

Total MTM Risk Management Contract Net Assets at December 31, 2004	$17,527
(Gain) Loss from Contracts Realized/Settled During the Period (a)	(3,653)
Fair Value of New Contracts When Entered During the Period (b)	47
Net Option Premiums Paid/(Received) (c)	(326)
Change in Fair Value Due to Valuation Methodology Changes	-
Changes in Fair Value of Risk Management Contracts (d)	4,510
Changes in Fair Value of Risk Management Contracts Allocated to Regulated Jurisdictions (e)	2,563
Total MTM Risk Management Contract Net Assets	20,668
Net Cash Flow Hedge Contracts (f)	(6,921)
Total MTM Risk Management Contract Net Assets at September 30, 2005	$13,747

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

Reconciliation of MTM Risk Management Contracts to
Condensed Consolidated Balance Sheets
As of September 30, 2005
(in thousands)

	MTM Risk Management Contracts (a)	Cash Flow Hedges	Total (b)
Current Assets	$62,400	$176	$62,576
Noncurrent Assets	38,031	194	38,225
Total MTM Derivative Contract Assets	100,431	370	100,801

Current Liabilities	(55,023)	(6,975)	(61,998)
Noncurrent Liabilities	(24,740)	(316)	(25,056)
Total MTM Derivative Contract Liabilities	(79,763)	(7,291)	(87,054)

Total MTM Derivative Contract Net Assets (Liabilities)	$20,668	$(6,921)	$13,747

(a)	Does not include Cash Flow Hedges.
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

Maturity and Source of Fair Value of MTM
Risk Management Contract Net Assets
Fair Value of Contracts as of September 30, 2005
(in thousands)

	Remainder of 2005	2006	2007	2008	2009	After 2009	Total (c)
Prices Actively Quoted - Exchange Traded Contracts	$(1,199)	$5,769	$485	$266	$-	$-	$5,321
Prices Provided by Other External Sources - OTC Broker Quotes (a)	8,890	3,056	7,564	2,665	-	-	22,175
Prices Based on Models and Other Valuation Methods (b)	(1,198)	(6,978)	(4,928)	680	2,667	2,929	(6,828)
Total	$6,493	$1,847	$3,121	$3,611	$2,667	$2,929	$20,668

(a)	“Prices Provided by Other External Sources - OTC Broker Quotes” reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
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

Total Accumulated Other Comprehensive Income (Loss) Activity
Nine Months Ended September 30, 2005
(in thousands)

	Power	Interest Rate	Total
Beginning Balance December 31, 2004	$1,188	$(2,008)	$(820)
Changes in Fair Value (a)	(5,452)	(3,378)	(8,830)
Reclassifications from AOCI to Net Income (b)	(270)	135	(135)
Ending Balance September 30, 2005	$(4,534)	$(5,251)	$(9,785)

(a)
“Changes in Fair Value” shows changes in the fair value of derivatives designated as cash flow hedges during the reporting period that are not yet settled at September 30, 2005. Amounts are reported net of related income taxes.

(b)
“Reclassifications from AOCI to Net Income” represents gains or losses from derivatives used as hedging instruments in cash flow hedges that were reclassified into net income during the reporting period. Amounts are reported net of related income taxes above.

The portion of cash flow hedges in AOCI expected to be reclassified to earnings during the next twelve months is a $5,063 thousand loss.

Credit Risk

Our counterparty credit quality and exposure is generally consistent with that of AEP.

VaR Associated with Risk Management Contracts

The following table shows the end, high, average, and low market risk as measured by VaR for the period indicated:

Nine Months Ended				Twelve Months Ended
September 30, 2005				December 31, 2004
(in thousands)				(in thousands)
End	High	Average	Low	End	High	Average	Low
$423	$577	$272	$145	$283	$923	$398	$136

VaR Associated with Debt Outstanding

The risk of potential loss in fair value attributable to our exposure to interest rates primarily related to long-term debt with fixed interest rates was $31 million and $31 million at September 30, 2005 and December 31, 2004, respectively. We would not expect to liquidate our entire debt portfolio in a one-year holding period. Therefore, a near term change in interest rates should not negatively affect our results of operation or consolidated financial position.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
OPERATING REVENUES
Electric Generation, Transmission and Distribution	$459,083	$316,679	$1,015,132	$782,179
Sales to AEP Affiliates	14,614	14,888	38,573	54,597
TOTAL	473,697	331,567	1,053,705	836,776

OPERATING EXPENSES
Fuel for Electric Generation	179,598	109,468	385,875	292,536
Purchased Electricity for Resale	45,194	18,958	91,377	20,884
Purchased Electricity from AEP Affiliates	27,363	6,685	55,230	21,105
Other Operation	59,966	46,825	151,530	141,686
Maintenance	22,353	15,350	65,713	55,009
Depreciation and Amortization	32,930	33,676	98,580	96,940
Taxes Other Than Income Taxes	18,175	16,544	49,725	48,259
Income Taxes	25,896	23,443	36,353	38,013
TOTAL	411,475	270,949	934,383	714,432

OPERATING INCOME	62,222	60,618	119,322	122,344

Nonoperating Income	1,256	704	3,566	2,899
Nonoperating Expenses	473	669	1,564	2,003
Nonoperating Income Tax Credit	107	398	678	1,295
Interest Charges	12,346	12,944	38,027	41,766
Minority Interest	(1,035)	(898)	(2,735)	(2,592)

NET INCOME	49,731	47,209	81,240	80,177

Preferred Stock Dividend Requirements	57	57	172	172

EARNINGS APPLICABLE TO COMMON STOCK	$49,674	$47,152	$81,068	$80,005

The common stock of SWEPCo is owned by a wholly-owned subsidiary of AEP.

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
DECEMBER 31, 2003	$135,660	$245,003	$359,907	$(43,910)	$696,660

Common Stock Dividends			(45,000)		(45,000)
Preferred Stock Dividends			(172)		(172)
TOTAL					651,488

COMPREHENSIVE INCOME
Other Comprehensive Income (Loss), Net of Taxes:
Cash Flow Hedges, Net of Tax of $2,189				(4,064)	(4,064)
Minimum Pension Liability, Net of Tax of $12,420				23,066	23,066
NET INCOME			80,177		80,177
TOTAL COMPREHENSIVE INCOME					99,179

SEPTEMBER 30, 2004	$135,660	$245,003	$394,912	$(24,908)	$750,667

DECEMBER 31, 2004	$135,660	$245,003	$389,135	$(1,180)	$768,618

Common Stock Dividends			(40,000)		(40,000)
Preferred Stock Dividends			(172)		(172)
TOTAL					728,446

COMPREHENSIVE INCOME
Other Comprehensive Loss, Net of Taxes:
Cash Flow Hedges, Net of Tax of $4,827				(8,965)	(8,965)
NET INCOME			81,240		81,240
TOTAL COMPREHENSIVE INCOME					72,275

SEPTEMBER 30, 2005	$135,660	$245,003	$430,203	$(10,145)	$800,721

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)
(in thousands)

	2005	2004
ELECTRIC UTILITY PLANT
Production	$1,664,614	$1,663,161
Transmission	641,282	632,964
Distribution	1,144,445	1,114,480
General	435,727	427,910
Construction Work in Progress	75,491	48,852
Total	3,961,559	3,887,367
Accumulated Depreciation and Amortization	1,762,337	1,709,758
TOTAL - NET	2,199,222	2,177,609

OTHER PROPERTY AND INVESTMENTS
Nonutility Property, Net	4,047	4,049
Other Investments	4,611	4,628
TOTAL	8,658	8,677

CURRENT ASSETS
Cash and Cash Equivalents	3,804	2,308
Other Cash Deposits	1,748	6,292
Advances to Affiliates	-	39,106
Accounts Receivable:
Customers	35,940	39,042
Affiliated Companies	36,050	28,817
Miscellaneous	6,329	5,856
Allowance for Uncollectible Accounts	(383)	(45)
Fuel Inventory	38,883	45,793
Materials and Supplies	36,707	36,051
Risk Management Assets	62,576	25,379
Regulatory Asset for Under-Recovered Fuel Costs	62,738	4,687
Margin Deposits	22,185	3,419
Prepayments and Other	24,577	18,331
TOTAL	331,154	255,036

DEFERRED DEBITS AND OTHER ASSETS
Regulatory Assets:
SFAS 109 Regulatory Asset, Net	22,826	18,000
Unamortized Loss on Reacquired Debt	18,671	20,765
Other	28,528	16,350
Long-term Risk Management Assets	38,225	17,179
Prepaid Pension Obligations	80,255	81,132
Deferred Property Taxes	9,579	-
Deferred Charges and Other	44,919	51,561
TOTAL	243,003	204,987

TOTAL ASSETS	$2,782,037	$2,646,309
See Condensed Notes to Financial Statements of Registrant Subsidiaries.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
CAPITALIZATION	(in thousands)
Common Shareholder’s Equity:
Common Stock - $18 par value per share:
Authorized - 7,600,000 shares
Outstanding - 7,536,640 shares	$135,660	$135,660
Paid-in Capital	245,003	245,003
Retained Earnings	430,203	389,135
Accumulated Other Comprehensive Income (Loss)	(10,145)	(1,180)
Total Common Shareholder’s Equity	800,721	768,618
Cumulative Preferred Stock Not Subject to Mandatory Redemption	4,700	4,700
Total Shareholders’ Equity	805,421	773,318
Long-term Debt:
Nonaffiliated	687,376	545,395
Affiliated	50,000	50,000
Total Long-term Debt	737,376	595,395
TOTAL	1,542,797	1,368,713

Minority Interest	1,607	1,125

CURRENT LIABILITIES
Long-term Debt Due Within One Year - Nonaffiliated	15,663	209,974
Advances from Affiliates	605	-
Accounts Payable:
General	87,889	40,001
Affiliated Companies	27,155	33,285
Customer Deposits	57,121	30,550
Taxes Accrued	50,129	45,474
Interest Accrued	11,851	12,509
Risk Management Liabilities	61,998	18,607
Obligations Under Capital Leases	5,021	3,692
Regulatory Liability for Over-Recovered Fuel Costs	1,769	9,891
Other	36,792	33,417
TOTAL	355,993	437,400

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred Income Taxes	411,467	399,756
Long-term Risk Management Liabilities	25,056	9,128
Reclamation Reserve	-	7,624
Regulatory Liabilities:
Asset Removal Costs	257,573	249,892
Deferred Investment Tax Credits	32,319	35,539
Excess Earnings	3,167	3,167
Other	33,809	21,320
Asset Retirement Obligations	33,743	27,361
Obligations Under Capital Leases	34,250	30,854
Deferred Credits and Other	50,256	54,430
TOTAL	881,640	839,071

Commitments and Contingencies (Note 5)

TOTAL CAPITALIZATION AND LIABILITIES	$2,782,037	$2,646,309

See Condensed Notes to Financial Statements of Registrant Subsidiaries.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(in thousands)

	2005	2004
OPERATING ACTIVITIES
Net Income	$81,240	$80,177
Adjustments to Reconcile Net Income to Net Cash Flows From Operating Activities:
Depreciation and Amortization	98,580	96,940
Deferred Property Taxes	(9,579)	(9,687)
Deferred Income Taxes	11,552	(7,303)
Deferred Investment Tax Credits	(3,220)	(3,244)
Pension and Postemployment Benefit Reserves	(116)	3,103
Mark-to-Market of Risk Management Contracts	(3,141)	4,712
Pension Contributions	(231)	(3,463)
Change in Other Noncurrent Assets	(13,329)	(7,485)
Change in Other Noncurrent Liabilities	11,005	10,425
Changes in Components of Working Capital:
Accounts Receivable, Net	(4,266)	(9,812)
Fuel, Materials and Supplies	6,254	14,525
Over/Under Fuel Recovery	(66,173)	12,304
Accounts Payable	42,158	(20,066)
Taxes Accrued	4,655	63,540
Customer Deposits	26,571	7,873
Interest Accrued	(658)	(4,885)
Other Current Assets	(25,012)	2,940
Other Current Liabilities	4,704	(15,673)
Net Cash Flows From Operating Activities	160,994	214,921

INVESTING ACTIVITIES
Construction Expenditures	(110,209)	(68,216)
Change in Other Cash Deposits, Net	4,544	805
Proceeds from Sale of Assets	108	3,876
Net Cash Flows Used For Investing Activities	(105,557)	(63,535)

FINANCING ACTIVITIES
Issuance of Long-term Debt-Nonaffiliated	154,642	92,441
Issuance of Long-term Debt-Affiliated	-	50,000
Retirement of Long-term Debt	(208,122)	(222,457)
Changes in Advances to/from Affiliates, Net	39,711	(28,550)
Dividends Paid on Common Stock	(40,000)	(45,000)
Dividends Paid on Cumulative Preferred Stock	(172)	(172)
Net Cash Flows Used For Financing Activities	(53,941)	(153,738)

Net Increase (Decrease) in Cash and Cash Equivalents	1,496	(2,352)
Cash and Cash Equivalents at Beginning of Period	2,308	5,676
Cash and Cash Equivalents at End of Period	$3,804	$3,324

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest net of capitalized amounts was $33,748,000 and $40,136,000 and for income taxes was $49,176,000 and $11,326,000 in 2005 and 2004, respectively. Noncash capital lease acquisitions were $4,414,000 and $18,018,000 in 2005 and 2004, respectively. Construction Expenditures include the change in construction-related Accounts Payable of $(400,000) and $(321,000) in 2005 and 2004, respectively.

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

CONDENSED NOTES TO FINANCIAL STATEMENTS OF REGISTRANT SUBSIDIARIES

The condensed notes to financial statements that follow are a combined presentation for AEP’s registrant subsidiaries. The following list indicates the registrants to which the footnotes apply:

1.	Significant Accounting Matters	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
2.	New Accounting Pronouncements	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
3.	Rate Matters	APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
4.	Customer Choice and Industry Restructuring	CSPCo, OPCo, TCC, TNC
5.	Commitments and Contingencies	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
6.	Guarantees	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
7.	Acquisitions, Dispositions, Asset Impairments and Assets Held for Sale	APCo, CSPCo, TCC
8.	Benefit Plans	APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
9.	Business Segments	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
10.	Income Taxes	APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
11.	Financing Activities	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC
12.	Company-wide Staffing and Budget Review	AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC, TNC

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

Components of Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is included on the balance sheet in the capitalization section. The components of Accumulated Other Comprehensive Income (Loss) for Registrant Subsidiaries are shown in the following table:

	September 30,	December 31,
	2005	2004
	(in thousands)
Components
Cash Flow Hedges:
APCo	$(24,814)	$(9,324)
CSPCo	(5,396)	1,393
I&M	(9,461)	(4,076)
KPCo	(2,035)	813
OPCo	(7,561)	1,241
PSO	(4,394)	400
SWEPCo	(9,785)	(820)
TCC	(2,364)	657
TNC	(1,011)	285

Minimum Pension Liability:
APCo	$(72,348)	$(72,348)
CSPCo	(62,209)	(62,209)
I&M	(41,175)	(41,175)
KPCo	(9,588)	(9,588)
OPCo	(75,505)	(75,505)
PSO	(325)	(325)
SWEPCo	(360)	(360)
TCC	(1,006)	(4,816)
TNC	(413)	(413)

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

The following is a reconciliation of beginning and ending aggregate carrying amounts of ARO by Registrant Subsidiary:

	Balance at January 1, 2005	Accretion	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates	Balance at September 30, 2005
	(in millions)
AEGCo (a)	$1.2	$0.1	$-	$-	$-	$1.3
APCo (a)	24.6	1.4	-	-	-	26.0
CSPCo (a)	11.6	0.6	-	-	-	12.2
I&M (b)	711.8	35.7	-	-	(27.0)	720.5
OPCo (a)	45.6	2.7	-	-	-	48.3
SWEPCo (c)	27.4	1.1	8.8	(0.1)	(0.8)	36.4
TCC (d)	248.9	7.5	-	(256.4)	-	-

(a)	Consists of ARO related to ash ponds.
(b)
Consists of ARO related to ash ponds ($1.3 million at September 30, 2005) and nuclear decommissioning costs for the Cook Plant ($719.2 million at September 30, 2005). The Cook Plant’s operating licenses were renewed for Cook Unit 1 until 2034 and for Cook Unit 2 until 2037.

(c)
Consists of ARO related to Sabine Mining Company and Dolet Hills Lignite Company, LLC (Dolet Hills). The current portion of Dolet Hills ARO, totaling $2.6 million, is included in Other in the Current Liabilities section of SWEPCo’s September 30, 2005 Condensed Consolidated Balance Sheet.

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

As of September 30, 2005 and December 31, 2004, the fair value of assets that are legally restricted for purposes of settling I&M’s nuclear decommissioning liabilities totaled $855 million and $791 million, respectively, and were recorded in Nuclear Decommissioning and Spent Nuclear Fuel Disposal Trust Funds on I&M’s Condensed Consolidated Balance Sheets.

Related Party Transactions

The amounts of power purchased from Ohio Valley Electric Corporation, which is 44.2% owned by AEP and CSPCo, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2005	2004	2005	2004
	(in thousands)

APCo	$19,501	$16,647	$54,763	$44,276
CSPCo	5,103	4,468	14,752	11,956
I&M	7,920	9,042	22,704	19,438
OPCo	16,703	14,938	47,757	39,501

CSPCo entered into a ten year Power Purchase Agreement (PPA) with Sweeny, on behalf of the AEP West companies, from January 1, 2005 to December 31, 2014. The PPA is for unit contingent power up to a maximum of 315 MW. The delivery point for the power under the PPA is in TCC’s system. The power is sold in ERCOT. The purchase of Sweeny power and its sale to nonaffiliates are shared among the AEP West companies under the CSW Operating Agreement. Refer to Note 17 of the 2004 Annual Report for a discussion of the CSW Operating Agreement. The purchases from Sweeny were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2005	2004	2005	2004
	(in thousands)

PSO	$11,051	$-	$31,160	$-
SWEPCo	13,189	-	27,570	-
TCC	5,548	-	20,120	-
TNC	8,559	-	19,638	-

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

SFAS 154 “Accounting Changes and Error Corrections” (SFAS 154)

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS 154 is effective for the Registrant Subsidiaries beginning January 1, 2006 and will be applied when applicable.

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

The Registrant Subsidiaries will implement FIN 47 during the fourth quarter of 2005. Implementation will require a potential adjustment for the cumulative effect for any nonregulated operations of initially adopting FIN 47 to be recorded as a change in accounting principle, disclosure of pro forma liabilities and asset retirement obligations, and other additional disclosures. The Registrant Subsidiaries have not completed their evaluation of any potential impact to their results of operations or financial condition.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued by FASB, management cannot determine the impact on the reporting of operations that may result from any such future changes. The FASB is currently working on several projects including accounting for uncertain tax positions, business combinations, liabilities and equity, revenue recognition, subsequent events, pension plans, fair value measurements and related tax impacts. Management also expects to see more FASB projects as a result of the FASB’s desire to converge International Accounting Standards with those generally accepted in the United States of America. The ultimate pronouncements resulting from these and future projects could have an impact on future results of operations and financial position.

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

APCo Virginia Environmental and Reliability Costs - Affecting APCo

In April 2004, the Virginia Electric Restructuring Act was amended to include a provision that permits recovery, during the extended capped rate period ending December 31, 2010, of incremental environmental compliance and transmission and distribution (T&D) system reliability (E&R) costs prudently incurred after July 1, 2004. On July 1, 2005, APCo filed a request with the Virginia SCC seeking approval for the recovery of $62 million in incremental E&R costs through June 30, 2006. The $62 million request represents i) expected costs of environmental controls on coal-fired generators to meet the first phase of the Clean Air Interstate Rule and Clean Air Mercury Rule finalized earlier this year, ii) recovery of the incremental cost of the Jacksons Ferry-Wyoming 765 kilovolt transmission line construction and iii) other incremental T&D system reliability costs incurred from July 1, 2004 to June 30, 2006.

In the filing, APCo requested that a twelve-month E&R recovery factor be applied to electric service bills on an interim basis beginning August 1, 2005. The recovery factor would have been applied as a 9.18% surcharge to customer bills. APCo proposed to practice over/under-recovery deferral accounting for the difference between the actual incremental costs incurred and the revenue recovered.

Through September 30, 2005, APCo has incurred approximately $13 million of actual incremental E&R costs and has deferred $7 million of such costs for future recovery.  APCo did not record $2 million of equity carrying costs that are not recognized until collected.  E&R costs of $4 million represented interest capitalized that was duplicative of the carrying costs.

On July 14, 2005, the Virginia SCC issued an order that established a procedural schedule for APCo’s proceeding including a public hearing on February 7, 2006. The order provided that no portion of APCo’s application should become effective pending further decision of the Virginia SCC. On October 14, 2005, the Virginia SCC denied APCo’s request to place in effect, on an interim basis subject to refund, its proposed cost recovery surcharge. Under this order, an E&R surcharge will not become effective until the Virginia SCC issues an order following the February 7, 2006 public hearing in this case. The Virginia SCC also ruled in this order that it does not have the authority under applicable Virginia law to approve the recovery of projected E&R costs before their actual incurrence and adjudication, which effectively eliminated projected costs requested in this filing. However, according to this order, APCo may update its request to reflect additional actual costs and/or present additional evidence. If the Virginia SCC denies recovery of any portion of the net incremental amounts deferred to date, it would adversely affect APCo’s future results of operations and cash flows.

APCo West Virginia Rate Case - Affecting APCo

On August 26, 2005, APCo in a joint filing with WPCo, filed an application with the Public Service Commission of West Virginia seeking an initial increase in APCo’s retail rates of approximately $77 million. The initial increase included approval to reactivate and modify the Expanded Net Energy Cost (ENEC) Recovery Mechanism which accounted for $65 million of the initial increase and approval to implement a system reliability tracker which accounted for $9 million. ENEC includes fuel and purchased power costs, as well as other energy-related items including off-system sales margins and transmission items. In addition, APCo and WPCo requested a series of supplemental annual increases related to the recovery of the cost of significant environmental and transmission expenditures. The first supplemental increase of $9 million would go in effect on the same date as the initial rate increase, and the remaining supplemental increases of $44 million, $10 million and $38 million would go in effect on January 1, 2007, 2008 and 2009, respectively. It is expected that the proposed rates will become effective on June 23, 2006 under West Virginia law. APCo has a regulatory liability of $52 million of previously over-recovered ENEC costs which it is proposing to apply plus a carrying cost in the future to any under-recoveries of ENEC costs through the reactivated ENEC Recovery Mechanism. Management is unable to predict the ultimate effect of this filing on APCo’s future revenues, results of operations, cash flows and financial condition.

I&M Indiana Settlement Agreement - Affecting I&M

I&M’s fuel and base rates in Indiana were frozen through a prior agreement. In 2004, the IURC ordered the continuation of the fixed fuel adjustment charge on an interim basis through March 2005, pending the outcome of negotiations. Certain of the parties to the negotiations reached a settlement and signed an agreement on March 10, 2005 and filed the agreement with the IURC on March 14, 2005. The IURC approved the agreement on June 1, 2005.

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

The settlement agreement also covers certain events at the Cook Plant. The settlement provides that if an outage of greater than 60 days occurs at Cook Plant, the recovery of actual monthly fuel costs will be in effect for the outage period beyond 60 days, capped by the average AEP System Pool Primary Energy Rate (Primary Energy Rate), the ratio of the sum of fuel and one half maintenance expenses incurred by the pool members to the total kilowatt-hours of net generation, excluding I&M, as defined by the AEP System Interconnection Agreement and adjusted for losses. If a second outage greater than 60 days occurs, actual monthly fuel costs capped at the Primary Energy Rate would be recovered through June 2007. Over the term of the settlement, if total cumulative actual fuel costs (except during a Cook Plant outage of greater than 60 days) are less than the cap prices, the savings will be credited to customers over the next two fuel adjustment clause filings. Cumulative net fuel costs in excess of the capped prices cannot be recovered. If Cook Plant operates at a capacity factor greater than 87% during the fuel cap period, I&M will receive credit for 30% of the savings produced by that performance.

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

I&M experienced a cumulative under-recovery for the period March 2004 through September 2005 of $10 million. Since I&M expects that its cumulative fuel costs through the end of the fuel cap period will exceed the capped fuel rates, the $10 million was recorded as fuel expense.  If future fuel costs per KWH through June 30, 2007 continue to exceed the caps, or if the base rate cap precludes I&M from seeking timely rate increases to recover increases in its cost of service through June 30, 2007, I&M’s future results of operations and cash flows would be adversely affected.

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

On March 31, 2005, I&M filed its 2004 PSCR Reconciliation seeking recovery of approximately $2 million of unrecovered PSCR fuel costs and interest through the application of customer bill surcharges.

On April 28, 2005, the MPSC issued an Opinion and Order approving I&M’s proposed 2004 PSCR factors as billed and finding in favor of I&M on all issues, including the proposed treatment of net SO2 and NOx credits.

On September 30, 2005, I&M filed its 2006 PSCR Plan reflecting projected costs for 2006. The factors proposed by I&M will be placed into effect beginning January 2006 on an interim basis, unless approved by the MPSC prior to that time. If approved, the fuel factors to be placed in effect together with accompanying over/under-recovery deferral accounting should allow I&M to recover its fuel costs in Michigan.

KPCo Rate Filing - Affecting KPCo

On September 26, 2005, KPCo filed a request with the Kentucky Public Service Commission to increase base rates by approximately $65 million to recover increasing costs. The major components of the rate increase include a return on common equity of 11.5% or $26 million, the impact of reduced point-to-point transmission revenues of $10 million, recovery of additional AEP Power Pool capacity costs of $9 million, additional reliability spending of $7 million and increased depreciation expense of $5 million. A final order is expected in April 2006. Management is unable to predict the ultimate effect of this filing on KPCo’s future revenues, results of operations, cash flows and financial condition.

PSO Fuel and Purchased Power - Affecting PSO

In 2002, PSO experienced a $44 million under-recovery of fuel costs resulting from a reallocation among AEP West companies of purchased power costs for periods prior to January 1, 2002. In July 2003, PSO offered to the OCC to collect those reallocated costs over 18 months. In August 2003, the OCC Staff filed testimony recommending PSO recover $42 million of the reallocation of purchased power costs over three years. In September 2003, the OCC expanded the case to include a full prudence review of PSO’s 2001 fuel and purchased power practices. If the OCC denies recovery of any portion of the $42 million under-recovery of reallocated costs, PSO’s future results of operations and cash flows would be adversely affected.

In the review of PSO’s 2001 fuel and purchased power practices, parties alleged that the allocation of off-system sales margins between AEP East and AEP West companies was inconsistent with the FERC-approved Operating Agreement and SIA and that the AEP West companies should have been allocated greater margins. The parties objected to the inclusion of mark-to-market amounts in developing the allocation base.

The OCC expanded the scope of the proceeding to include the off-system sales margin issue for the year 2002 and an intervenor filed a motion to expand the scope to review this same issue for the years 2003 and 2004. On July 25, 2005, the OCC Staff and two intervenors filed testimony in which they quantified the alleged improperly allocated off-system sales margins between AEP East and AEP West companies. Their overall recommendations would result in an increase in off-system sales margins allocated to PSO and thus, a reduction in its recoverable fuel costs through June 2005 of an amount between $38 million and $47 million. PSO does not agree with the intervenors’ and the OCC Staff’s recommendations and will defend vigorously its position. Accordingly, PSO has not recorded a provision for the off-system sales margins issue. Furthermore, should the OCC Staff prevail on this issue, PSO also believes the reallocation of off-system sales margins to PSO would be substantially less than their recommended amounts. On August 22, 2005, the Attorney General of Oklahoma filed a motion to suspend the procedural schedule, giving the parties sufficient time to review revised data.

As noted in the 2004 Annual Report, an Oklahoma ALJ found that the OCC lacks authority to examine whether PSO deviated from the FERC-approved allocation methodology and held that any such complaints should be addressed at the FERC. On September 29, 2005, the United States District Court, Western District of Texas, issued an order in the TNC fuel proceeding, preempting the PUCT from deciding this same allocation issue in Texas. The Court agreed with us that the FERC had jurisdiction over the SIA and that the sole remedy is at the FERC. It is unknown how the OCC will handle the jurisdictional issue. If the OCC continues to move forward on this issue, it could result in increased off-system sales margins included in the fuel clause adversely affecting future results of operations and cash flows for AEP and PSO. However, based on the position taken by the Federal court in Texas, it would appear that the OCC would be preempted from disallowing fuel recoveries for alleged improper allocations of system sales margins. If the OCC or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

In April 2005, the OCC heard arguments from intervenors that requested the OCC conduct a prudence review of PSO’s fuel and purchased power practices for 2003. On June 10, 2005, the OCC decided to have its staff conduct that review. Management is unable to predict the ultimate effect of these Oklahoma fuel clause proceedings on PSO’s revenues, results of operations, cash flows and financial condition.

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

In December 2003, PSO filed an appeal of the OCC’s order with the Oklahoma Supreme Court. In the appeal, PSO maintained that the OCC exceeded its authority under state and federal laws to require PSO to enter into the Agreement. The Oklahoma Supreme Court issued a decision on June 21, 2005 affirming portions of the OCC’s order and remanding certain provisions. The Court affirmed the OCC’s finding that Lawton established a legally enforceable obligation and ruled that it was within the OCC’s discretion to award a 20-year contract and to base the capacity payment on a peaking unit. The Court directed the OCC to revisit its determination of PSO’s avoided energy cost. The OCC has appointed a settlement judge and negotiations are ongoing. A procedural schedule was issued September 30, 2005, which provides for a January 2006 hearing date. Management is unable to predict the final outcome of the remand. However, if the OCC were to ultimately deny recovery of any portion of the cost of the resultant Agreement, it would adversely affect PSO’s future results of operations and cash flows.

Upon resolution of the litigation, management will review any resultant transaction to determine if it can be accounted for as a purchased power transaction or whether it will be accounted for as a lease or as a generating plant asset on the balance sheet under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.”

PSO Rate Review - Affecting PSO

PSO has been involved in a commission staff-initiated base rate review before the OCC which began in 2003. In that proceeding, PSO made a filing seeking to increase its base rates by $41 million, while various other parties made recommendations to reduce PSO’s base rates. The annual rate reduction recommendations ranged between $15 million and $36 million. In March 2005, a settlement was negotiated and approved by the ALJ. The settlement provides for a $7 million annual base revenue reduction offset by a $6 million reduction in annual depreciation expense and recovery through fuel revenues of certain transmission expenses previously recovered in base rates. In addition, the settlement eliminates a $9 million annual merger savings rate reduction rider at the end of December 2005. The settlement also provides for recovery, over 24 months, of $9 million of deferred fuel costs associated with a renegotiated coal transportation contract and the continuation of a $12 million vegetation management rider, both of which are earnings neutral. Finally, the settlement stipulates that PSO may not file for a base rate increase before April 1, 2006. The OCC issued an order approving the stipulation on May 2, 2005 and new base rates were implemented in June 2005.

SWEPCo Texas Fuel Factor Filing - Affecting SWEPCo

On November 7, 2005, due mainly to the increased cost of natural gas, SWEPCo filed a petition with the PUCT to increase its annual fixed fuel factor by $49 million and to surcharge $46 million of past under-recoveries over 12 months. Management cannot predict the ultimate outcome of this filing. Actual costs will be subject to review and approval in a future fuel reconciliation.

SWEPCo and TNC PUCT Staff Review of Earnings - Affecting SWEPCo and TNC

On October 28, 2005, the staff of the PUCT reported results of its review of SWEPCo’s and TNC’s year-end 2004 earnings. Based upon the staff’s adjustments to the information submitted by SWEPCo, the report indicates that SWEPCo is receiving excess revenues of approximately $15 million. The staff plans to engage SWEPCo in discussions to reconcile the earnings calculation and consider possible ways to address the results. Management is unable to predict the future outcome of this initial report on future revenues, results of operations, cash flows and financial condition. Staff recommended no further action regarding TNC at this time.

SWEPCo Louisiana Fuel Audit - Affecting SWEPCo

The Louisiana Public Service Commission (LPSC) performed an audit of SWEPCo’s fuel costs for the years 1999 through 2002. On July 22, 2005, the LPSC approved the uncontested settlement in that proceeding, which required SWEPCO to refund approximately $18 thousand for the four-year period. The LPSC also recommended that the $18 thousand be donated to the United Way to assist needy customers.

TCC Rate Case - Affecting TCC

On August 15, 2005, the PUCT issued an order in an ongoing base rate proceeding, reducing TCC’s annual base rates by $9 million. This reduction in TCC’s annual base rates will be offset by the elimination of a merger-related rate rider credit of $7 million, an increase in other miscellaneous revenues of $4 million and a decrease in depreciation expense of $9 million, resulting in a prospective increase in estimated annual pretax earnings of $11 million. Tariffs were approved and the rate change was implemented effective September 6, 2005. On October 6, 2005 the PUCT voted not to consider motions for rehearing. As a result, the August 15, 2005 order will become final and subject to appeal in mid-November. TCC is considering whether it will appeal this order. Also, in the third quarter 2005, TCC reclassified $126 million from Accumulated Depreciation and Amortization to Regulatory Liability-Asset Removal Costs based on a depreciation study prepared by TCC and approved by the PUCT.

ERCOT Price-to-Beat (PTB) Fuel Factor Appeal - Affecting TCC and TNC

Several parties including the Office of Public Utility Counsel and cities served by both TCC and TNC appealed the PUCT’s December 2001 orders establishing initial PTB fuel factors for Mutual Energy CPL and Mutual Energy WTU (TCC’s and TNC’s former affiliated REPs, respectively). In June 2003, the District Court ruled that the PUCT lacked sufficient evidence to include unaccounted for energy in the fuel factor for Mutual Energy WTU, that the PUCT improperly shifted the burden of proof from the company to intervening parties and that the record lacked substantial evidence on the effect of loss of load due to retail competition on generation requirements of both Mutual Energy WTU and Mutual Energy CPL. The Court upheld the initial PTB orders on all other issues. In an opinion issued on July 28, 2005, the Texas Court of Appeals reversed the District Court on the loss of load issue, but otherwise affirmed its decision. The amount of unaccounted for energy built into the PTB fuel factors attributable to Mutual Energy WTU prior to AEP’s sale of Mutual Energy WTU was approximately $3 million. AEP’s third quarter 2005 pretax earnings were adversely affected by $3 million because of this decision. TNC has filed a motion for rehearing regarding the unaccounted for energy issue at the Court of Appeals.

Texas Unbundled Cost of Service (UCOS) Appeal - Affecting TCC

The UCOS proceeding established the unbundled regulated wires rates to be effective when retail electric competition began in Texas. TCC placed new T&D rates into effect as of January 1, 2002 based upon an order issued by the PUCT resulting from TCC’s UCOS proceeding. Certain PUCT rulings in this proceeding, including the initial determination of stranded costs, the requirement to refund TCC’s excess earnings, the regulatory treatment of nuclear insurance and the distribution rates charged municipal customers, were appealed to the Travis County District Court by TCC and other parties to the proceeding. The District Court issued a decision on June 16, 2003, upholding the PUCT’s UCOS order with one exception. The District Court ruled that the excess earnings refund methodology is unlawful because refunding the 1999 through 2001 excess earnings, solely as a credit to nonbypassable T&D rates charged to REPs, and not to the actual consumers of the electricity discriminates against residential and small commercial customers. TCC, TNC and other parties appealed this District Court ruling to the Court of Appeals. In a decision issued on September 23, 2005, the Court of Appeals determined that the refund of excess earnings other than through the true-up process was unlawful under the Texas Restructuring Legislation, thereby reversing the determination of the PUCT and the District Court. This decision, in effect, reversed the District Court’s determination that the refund methodology discriminated against certain customer classes. In all other respects, the decision of the District Court was affirmed. At this time, management is unable to predict if this decision will be appealed to the Texas Supreme Court.

TCC’s position is that, consistent with the Court of Appeals determination, ordering separate early refunds of excess earnings was unlawful because the statute only permits such refunds to be accomplished as a part of the stranded cost determination in the True-up Proceeding. Nonetheless, TCC’s true-up filing was based on a prior PUCT determination that assumed the legality of separate refunds of excess earnings. Therefore, if the Court of Appeals decision were to be implemented by permitting TCC to add a surcharge to its rates to recover previously refunded excess earnings, and stranded cost recovery was also adjusted, TCC’s recovery could be affected in a largely offsetting manner in the two cases. Accordingly, in the third quarter of 2005, based on the probable outcome that the PUCT would implement the surcharge in the future, TCC reduced the amount of its recoverable stranded cost and recorded a separate regulatory asset for $49 million of excess earnings that should be refunded to TCC by the REPs. This resulted in a $9 million reduction to the true-up carrying cost regulatory asset, the effect of which was offset by an increase of $7 million in regulatory assets for the refund of the interest that had been previously refunded to the REPs. TCC cannot predict the ultimate outcome of this litigation; however, TCC believes the Court of Appeals decision significantly contributes to its position that customers are entitled to receive credit for excess earnings and related carrying cost effect on that amount as a reduction to stranded costs and not through an earlier refund in T&D rates.

At December 31, 2004, TCC had approximately $10 million of unrefunded excess earnings. During the first nine months of 2005, TCC refunded $9 million reducing its unrefunded excess earnings to $1 million. On July 15, 2005, the PUCT approved a preliminary order in the TCC True-up Proceeding that ordered TCC to cease refunding excess earnings at the end of July 2005. Under that order, the unrefunded balance of excess earnings of $1 million as of the end of July 2005 would reduce the balance of stranded costs.

Hold Harmless Proceeding - Affecting APCo, CSPCo, I&M, KPCo and OPCo

In a July 2002 order conditionally accepting AEP’s choice to join PJM, the FERC directed AEP, ComEd, Midwest Independent System Operator (MISO) and PJM to propose a solution that would effectively hold harmless the utilities in Michigan and Wisconsin from any adverse effects associated with loop flows or congestion resulting from AEP and ComEd joining PJM instead of MISO.

In July 2004, AEP and PJM filed jointly with the FERC a hold-harmless proposal. In September 2004, the FERC accepted and suspended the new proposal that became effective October 1, 2004, subject to refund and to the outcome of a hearing on the appropriate compensation, if any, to the Michigan and Wisconsin utilities. AEP and ComEd presented studies that showed no adverse effects to the Michigan and Wisconsin utilities. On December 27, 2004, AEP and the Wisconsin utilities jointly filed a settlement that resolves all hold-harmless issues for a one-time payment of $250 thousand that was approved by the FERC on March 7, 2005. On April 25, 2005, AEP and International Transmission Company in Michigan filed a settlement that resolves all hold-harmless issues for a one-time payment of $120 thousand that was approved by the FERC on June 24, 2005. On May 19, 2005, AEP and all remaining Michigan companies filed a settlement that resolves all hold-harmless issues for a one-time payment of approximately $2 million, which was approved by the FERC on June 24, 2005.

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

Company	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	December 2004
	(in millions)
APCo	$11.3	$30.3	$3.5
CSPCo	6.4	16.1	2.0
I&M	6.6	17.4	2.3
KPCo	2.7	7.2	0.8
OPCo	8.8	22.3	2.8

In a March 31, 2005 FERC filing, AEP proposed an increase in the revenue requirements and rates for transmission service, and certain ancillary services in the AEP zone of PJM. The customers receiving these services are the AEP East companies, municipal and cooperative wholesale entities and retail customers that exercise retail choice that have load delivery points in the AEP zone of PJM. As proposed, the transmission service rates would increase in two steps, first to reflect an increase in the revenue requirements, and then to reflect the loss of revenues from the discontinuance of SECA transition rates on April 1, 2006. On May 31, 2005, the FERC accepted the filing, set the issues for hearing, and suspended the effective date of the first increase in the OATT rate until November 1, 2005, subject to refund with interest if lower rates are eventually approved. The FERC accepted the two-step increase concept, such that the transmission rates will automatically increase on April 1, 2006, if the SECA revenues cease to be collected, and to the extent that replacement rates are not established. In a separate proceeding, at AEP’s urging, the FERC instituted an investigation of PJM’s zonal rate regime, indicating that the present regime may need to be replaced through establishment of regional rates that would compensate AEP, among others, for the regional service provided by high voltage facilities they own that benefit customers throughout PJM. On September 30, 2005, AEP and a nonaffiliated utility (Allegheny Power) jointly filed a regional transmission rate design proposal with the FERC. This investigation provides AEP an opportunity to propose and support a new PJM rate regime.

As of September 30, 2003, SECA transition rates have not fully compensated the AEP East companies for their lost T&O revenues. Management is unable to predict whether, SECA rates and effective with the expiration of the SECA transition rates on March 31, 2006, the resultant increase in the AEP East zonal transmission rates applicable to AEP’s internal load and wholesale transmission customers in AEP’s zone will be sufficient to replace the SECA transition rate revenues. In addition, we are unable to predict whether the effect of the loss of transmission revenues will be recoverable on a timely basis in the AEP East state retail jurisdictions and from wholesale customers within the AEP zone. If, (i) the SECA transition rates do not fully compensate AEP for its lost T&O revenues through March 31, 2006, or (ii) AEP zonal transmission rates are not sufficiently increased by the FERC after March 31, 2006 to replace the lost T&O/SECA revenues, or (iii) the FERC’s review of our current SECA rate results in a rate reduction which is subject to refund, or (iv) any increase in the AEP East companies’ transmission costs from the loss of transmission revenues are not fully recovered in retail and wholesale rates on a timely basis, or (v) if the FERC does not approve a new rate within PJM, future results of operations, cash flows and financial condition would be adversely affected.

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

Company	PJM-Billed Integration Costs	Non-PJM Billed Formation/ Integration Costs
	(in millions)
APCo	$4.8	$5.1
CSPCo	2.0	2.2
I&M	3.8	3.8
KPCo	1.1	1.1
OPCo	5.5	5.7

In January 2005, the AEP East companies began amortizing their deferred RTO formation/integration costs not billed by PJM over 15 years and the deferred PJM-billed integration costs over 10 years (the latter, consistent with a March 8, 2005 requested rate recovery period discussed below). The total amortization related to such costs was $1 million and $3 million in the third quarter and first nine months of 2005, respectively. As of September 30, 2005, the AEP East Companies have $34 million of deferred unamortized RTO formation/integration costs as follows:

Company	PJM-Billed Integration Costs	Non-PJM Billed Formation/ Integration Costs
	(in millions)
APCo	$4.9	$4.8
CSPCo	2.0	2.0
I&M	3.8	3.5
KPCo	1.2	1.1
OPCo	5.6	5.3

On March 8, 2005, AEP and two other utilities jointly filed a request with the FERC to recover their deferred PJM-billed integration costs from all load-serving entities in the PJM RTO over a ten-year period starting January 1, 2005. On May 6, 2005, the FERC issued an order denying the request to recover the amortization of the deferred PJM-billed integration costs from all load-serving entities in the PJM RTO, and instead, ordered the companies to make a Compliance Filing to recover the PJM-billed integration costs solely from the zones of the requesting companies. AEP, together with the other companies, made the Compliance Filing on May 27, 2005. On June 6, 2005, AEP filed a request for rehearing. Subsequently, the FERC approved the compliance rate, and PJM began charging the rate to load serving entities in the AEP zone (and the other companies’ zones), including the AEP East companies on behalf of the load they serve in the AEP zone (about 85% of the total load in the AEP zone). On October 17, 2005, the FERC granted AEP’s June 6, 2005 rehearing request and set the following two issues for hearing and settlement discussions and, if necessary, for hearing: (1) whether the PJM OATT is unjust and unreasonable without region-wide recovery of PJM-billed integration costs and (2) a determination of a just and reasonable carrying charge rate on the deferred PJM-billed integration costs. Also, the FERC, in its order, dismissed the May 27, 2005 Compliance Filing as moot. At this time, management is unable to predict the outcome of this proceeding.

On March 31, 2005, AEP also filed a request for a revised transmission service revenue requirement for the AEP zone of PJM (as discussed above in the “FERC Order on Regional Through and Out Rates” section). Included in the costs reflected in that revenue requirement was the estimated 2005 amortization of deferred RTO formation/integration costs (other than the deferred PJM-billed integration costs). The AEP East companies will be responsible for paying most of the amortized costs assigned by the FERC to the AEP East zone since their internal load is the bulk (about 85%) of the transmission load in the AEP zone. CSPCo, OPCo, APCo and KPCo have made filings to recover the amortization of these costs. I&M is currently subject to a rate freeze.

Until the AEP East Companies can adjust their retail rates to recover the amortization of both RTO deferred costs, results of operations and cash flows will be adversely affected by the amortizations. If the FERC allows AEP to charge the amortization of PJM-billed integration costs throughout the PJM region, it would mitigate any adverse effect from failure to obtain timely recovery in retail rates. If the FERC were to deny the inclusion in the transmission rates of any portion of the amortization of the deferred RTO formation/integration costs it would have an adverse impact on future results of operations and cash flows. If the FERC approves a carrying charge rate that is lower than the carrying charge recognized to date, it could have an adverse effect on the AEP East companies’ future results of operations and cash flows.

Allocation Agreement between AEP East and AEP West companies

The SIA provides, among other things, for the methodology of sharing trading and marketing margins between the AEP East and AEP West companies. The current allocation methodology was established at the time of the AEP-CSW merger and, consistent with the terms of the SIA, AEP filed on November 1, 2005, a proposed allocation methodology to be used in 2006 and beyond. The proposed allocation methodology is based upon the location of the specific trading and marketing activity, with margins resulting from trading and marketing activities originating in PJM and MISO accruing to the benefit of the AEP East companies and trading and marketing activities originating in SPP and ERCOT accruing to the benefit of the AEP West companies. Previously, the SIA allocation provided for the sharing of all such margins among all AEP East and AEP West companies. The allocation ultimately approved by the FERC may differ from the one proposed. AEP requested that the new methodology be effective on a prospective basis after the FERC’s order. Management is unable to predict the ultimate effect of this filing on the AEP East and AEP West companies’ future results of operations and cash flows because the impact will depend upon the ultimate methodology approved by the FERC and the level of future trading and marketing margins.

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

OHIO RESTRUCTURING - Affecting CSPCo and OPCo

On January 26, 2005, the PUCO approved Rate Stabilization Plans (RSP) for CSPCo and OPCo (the Ohio companies). The plans provided, among other things, for CSPCo and OPCo to raise their generation rates by 3% and 7%, respectively, in 2006, 2007 and 2008 and provided for possible additional annual generation rate increases of up to an average of 4% per year based on supporting the need for additional revenues for specified costs. The plans also provided that the Ohio companies could recover in 2006, 2007 and 2008 environmental carrying costs and PJM-related administrative costs and congestion costs net of firm transmission rights (FTR) revenue from 2004 and 2005 related to their obligation as the Provider of Last Resort (POLR) in Ohio’s customer choice program. Pretax earnings increased by $6 million for CSPCo and $35 million for OPCo in the first nine months of 2005 as a result of implementing this provision of the RSP. Of these amounts, approximately $8 million for CSPCo and $21 million for OPCo relate to 2004 environmental carrying costs and RTO costs. The decline in the third quarter of 2005 reflects the effect of substantial increases in FTR revenues which offset administrative and congestion costs.

In February 2005, various intervenors filed applications for rehearing with the PUCO regarding its approval of the RSP. On March 23, 2005, the PUCO denied all applications for rehearing. In the second quarter of 2005, two intervenors filed separate appeals to the Ohio Supreme Court. One of those appeals has been withdrawn.  The remaining appeal challenges the RSP and also argues that there is no POLR obligation in Ohio, and therefore CSPCo and OPCo are not entitled to recover any POLR charges.  If the Ohio Supreme Court reverses the PUCO's authorization of the POLR charge, CSPCo's and OPCo's 2005 earnings will be adversely affected.  In a nonaffiliated utility's proceeding, the Ohio Supreme Court concluded that there is a POLR obligation in Ohio and therefore, CSPCo and OPCo have argued that they can recover the POLR charge.  In addition, if the RSP order is determined on appeal to be illegal under the restructuring legislation, it would have an adverse effect on results of operations, cash flows and possibly financial condition. Although management believes that the RSP plan is legal and intends to defend vigorously the PUCO’s order, management cannot predict the ultimate outcome of the pending litigation.

The PUCO’s order in the RSP requires CSPCo and OPCo to allot a combined total of $14 million of previously provided for unused CSPCo shopping incentives to benefit their low-income customers and economic development programs over the three-year period ending December 31, 2008. In a March 23, 2005 rehearing order, the PUCO clarified that the Ohio companies have a regulatory liability of only $14 million of unused shopping incentives. In the second quarter of 2005, CSPCo ceased applying unused shopping incentives to reduce its recoverable transition regulatory asset. Assuming that the $14 million regulatory liability is allocated equally to CSPCo and OPCo, in the second quarter of 2005, CSPCo increased its recoverable transition regulatory asset by $18 million due to the reversal of the unused shopping incentives, transferred $7 million to a regulatory liability and credited the remaining $11 million to pretax earnings and OPCo recorded a regulatory liability of $7 million which it charged to pretax earnings.

On September 28, 2005, the Ohio companies filed with the PUCO to recover through a transmission cost recovery rider, beginning January 1, 2006, approximately $5 million for CSPCo and $7 million for OPCo of projected 2006 net costs incurred as a result of joining PJM. In addition, the Ohio companies requested to practice over/under-recovery deferral accounting for any differences between the revenues collected starting January 1, 2006 and the actual costs incurred. If the PUCO determines that any of the requested net incremental RTO costs are unrecoverable, it would have an adverse impact on the Ohio companies’ future results of operations and cash flows.

As provided in stipulation agreements approved by the PUCO in 2000, the Ohio companies are deferring customer choice implementation costs and related carrying costs in excess of $40 million. The agreements provide for the deferral of these costs as a regulatory asset until the next distribution base rate cases. Through September 30, 2005, CSPCo and OPCo incurred $42 million and $44 million, respectively, of such costs, and accordingly, deferred $22 million and $24 million, respectively, of such costs for probable future recovery in distribution rates. Recovery of these regulatory assets will be subject to PUCO review in future Ohio filings for new distribution rates. Pursuant to the RSP, recovery of these amounts will be deferred until the next distribution rate filing to change rates after December 31, 2008. Management believes that the deferred customer choice implementation costs were prudently incurred to implement and effect customer choice in Ohio and should be recoverable in future distribution rates. If the PUCO determines that any of the deferred costs are unrecoverable, it would have an adverse impact on the Ohio companies’ future results of operations and cash flows.

TEXAS RESTRUCTURING - Affecting TCC and TNC

The stranded cost recovery process in Texas continues with the principal remaining component of the process being the PUCT’s determination and approval of TCC’s net stranded generation costs and other recoverable true-up items including carrying costs in TCC’s true-up filing under the Texas Restructuring Legislation. The PUCT approved TCC’s request to file its True-up Proceeding after the sales of its interest in STP, with only the ownership interest in Oklaunion remaining to be settled. On May 19, 2005, the sales of TCC’s interest in STP closed. On May 27, 2005, TCC filed its true-up request seeking recovery of $2.4 billion of net stranded costs and other true-up items which it believes the Texas Restructuring Legislation allows, including unrecorded equity carrying costs, which are not recognizable until collected, and unrecorded carrying costs on amounts previously provided for totaling approximately $440 million. The filing does not include a deduction for a $238 million provision for a probable depreciation adjustment recorded in December 2004 based on a methodology approved by the PUCT in a nonaffiliated utility’s true-up order. Although it was determined that it was probable that the PUCT would make this adjustment in TCC’s proceeding and the adjustment was provided for, TCC does not believe the adjustment is appropriate and will litigate the issue, if necessary. As a result, the filing was not reduced by the $238 million provision for probable loss. These items account for the majority of the difference between the $2.4 billion filing and the $1.6 billion net regulatory asset detailed below. As discussed below, the PUCT Staff and various intervenors filed testimony recommending that TCC’s $2.4 billion requested recovery amount be reduced, with certain parties asserting that TCC does not have any stranded costs. The PUCT hearing began on September 26, 2005 and concluded on October 4, 2005. It is anticipated that the PUCT will issue a final order in the fourth quarter of 2005.

The Components of TCC’s Recorded Net True-up Regulatory Asset (inclusive of provisions) recorded as of September 30, 2005 and December 31, 2004 are:
	TCC
	September 30, 2005	December 31, 2004
	(in millions)
Stranded Generation Plant Costs	$892	$897
Net Generation-related Regulatory Asset	249	249
Excess Earnings	(49)	(10)
Net Stranded Generation Costs	1,092	1,136
Carrying Costs on Stranded Generation Plant Costs	218	225
Net Stranded Generation Costs Designated for Securitization	1,310	1,361

Wholesale Capacity Auction True-up	483	483
Carrying Costs on Wholesale Capacity Auction True-up	114	77
Retail Clawback	(61)	(61)
Deferred Over-recovered Fuel Balance	(210)	(212)
Net Other Recoverable True-up Amounts	326	287
Total Recorded Net True-up Regulatory Asset	$1,636	$1,648

The Components of TNC’s Net True-up Regulatory Liability as of September 30, 2005 and December 31, 2004 are:

	TNC
	September 30, 2005	December 31, 2004
	(in millions)
Retail Clawback	$(14)	$(14)
Deferred Over-recovered Fuel Balance	(5)	(4)
Total Recorded Net True-up Regulatory Liability	$(19)	$(18)

Deferred Investment Tax Credits Included in Stranded Generation Plant Costs

In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that net stranded generation costs should be reduced by the present value of deferred investment tax credits (ITC) and excess deferred federal income taxes applicable to generating assets. The nonaffiliated utility testified in its True-up Proceeding that acceleration of the sharing of deferred ITC with customers may be a violation of the Internal Revenue Code’s normalization provisions. Management agrees with the nonaffiliated utility that the PUCT’s acceleration of deferred ITC and excess deferred federal income taxes may be a violation of the normalization provisions. As a result, management has not included as a reduction of its net stranded generation costs the present value of TCC’s generation-related deferred ITC of $70 million and the present value of excess deferred federal income taxes of $6 million in its true-up filing. Although deferred ITC and excess deferred federal income taxes are recorded as a liability on TCC’s books, such amounts also are not reflected as a reduction of TCC’s recorded net stranded generation costs regulatory asset in the above table since to do so may be a normalization violation. The Internal Revenue Service (IRS) has issued proposed regulations that would make an exception to the normalization provisions for a utility whose electric generation assets cease to be public utility property. Since the IRS has not issued final regulations, TCC filed a request for a private letter ruling from the IRS on June 28, 2005 to determine whether the PUCT’s action would result in a normalization violation. A normalization violation could result in the repayment of TCC’s accumulated deferred ITC on all property, not just generation property, which approximates $106 million as of September 30, 2005 and a loss of the ability to elect accelerated tax depreciation in the future. Various parties in TCC’s True-up Proceeding have recommended that the present value of the ITCs and the nominal value of excess deferred federal income taxes applicable to generating assets be utilized to reduce TCC’s requested stranded cost amount. Management is unable to predict how the IRS will rule on the private letter ruling request and whether any PUCT order will adversely affect TCC’s future results of operations and cash flows.

TCC Fuel Reconciliation

On April 14, 2005, the PUCT ruled that specific energy-only purchased power contracts included a capacity component, which is not recoverable in fuel rates. As a result of this decision, in the first quarter of 2005, TCC recorded a provision for over-recovered fuel of $3 million, inclusive of interest. Reflecting all of the decisions in the final order and the resultant provisions for refund, the deferred over-recovery balance was $210 million as of September 30, 2005, including accrued interest. TCC filed a motion for rehearing on several items which was denied by operation of law on July 18, 2005. TCC appealed the PUCT’s decision to state and federal courts in August 2005. As discussed in the “TNC True-up Proceeding” section below, TNC received a decision from the Federal District Court that the PUCT is preempted by federal law from revising the allocation of system sales margins under the FERC-approved SIA by removing mark-to-market amounts from the East/West allocation base. The same issue was presented in TCC’s final fuel reconciliation proceeding for which TCC has also filed an appeal to the Federal District Court. As with TNC, it is expected that the PUCT will also be preempted by the Federal District Court from reallocating the off-system sales margins under the FERC-approved SIA for TCC. Therefore, the PUCT would have to file a complaint with the FERC to address the TCC allocation issue. TCC is unable to determine whether the PUCT will appeal the Federal District Court decision or file a complaint with the FERC, and if it does either, whether such appeal or complaint would probably be successful. Pending further clarification, TCC has not yet reversed the $46 million provision for fuel cost over-recovery recorded in 2004. If the PUCT or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

TCC Carrying Costs on Net True-up Regulatory Assets

TCC continues to accrue carrying costs on its net true-up regulatory asset at the embedded 8.12% debt component rate and will continue to do so until it recovers its approved net true-up regulatory asset. In a nonaffiliated utility’s securitization proceeding, the PUCT issued an order in March 2005 that resulted in a reduction in its carrying costs based on a methodology detailed in the order for calculating a cost-of-money benefit related to accumulated deferred federal income taxes (ADFIT) on net stranded costs and other true-up items which was retroactively applied to January 1, 2004. In the first nine months of 2005, TCC accrued carrying costs of $57 million which were partially offset by a first quarter adjustment of $27 million based on this order. The net increase of $30 million in carrying costs is included in Carrying Costs on Stranded Cost Recovery on TCC’s Condensed Consolidated Statements of Income in the first nine months of 2005 inclusive of $15 million of carrying costs accrued in the third quarter of 2005.

In an April 2005 open meeting regarding another nonaffiliated utility’s True-up Proceeding, the PUCT determined that the filed cost of debt did not establish a Weighted Average Cost of Capital (WACC) rate or an embedded debt rate because that utility’s Unbundled Cost of Service (UCOS) case was based on a settlement that did not specifically address the debt rate. As a result, the other utility was required to use a subsequently approved lower debt rate to compute its carrying costs than its filed UCOS rate.

To date, this nonaffiliated utility’s issue has not been raised in TCC’s True-up Proceeding. Alternatively, parties have recommended in TCC’s True-up Proceeding that the PUCT reduce TCC’s carrying cost rate to an amount that ranged from 7.5% to the combined rate that was settled upon in TCC’s wires rate proceeding which included a cost of debt of 5.7%. Management is unable to determine the probable outcome of this matter when, or if, it is adjudicated in TCC’s True-up Proceeding. If the PUCT ultimately determines that a lower cost of debt should be used by TCC to calculate carrying costs on its stranded cost balance, it would have an adverse impact on TCC’s future results of operations and cash flows. Based upon a range of debt rates from 5.7% to 7.5%, through the third quarter of 2005, such adverse effect ranges from $28 million to $107 million, of which $6 million to $22 million would apply to amounts accrued in 2005.

Through September 30, 2005, TCC has computed carrying costs of $509 million, of which $302 million was recognized as income in 2004 and applied to years prior to 2005. Approximately $57 million was recognized as income in the first nine months of 2005 before the $27 million offsetting adjustment discussed above. The remaining equity component of the carrying costs of $177 million through September 30, 2005 will be recognized in income as collected.

TCC Excess Earnings

At December 31, 2004, TCC had approximately $10 million of unrefunded excess earnings. In the first nine months of 2005, TCC refunded an additional $9 million reducing its unrefunded excess earnings to $1 million. On July 15, 2005, the PUCT approved a preliminary order in TCC’s True-up Proceeding that instructed TCC to stop refunding the excess earnings and to offset the remaining balance, which was $1 million, against stranded costs. However, on September 23, 2005, the Texas Court of Appeals issued a decision finding the PUCT’s prior order requiring TCC to refund excess earnings as determined in its UCOS proceeding was unlawful under the Texas Restructuring Legislation. As such, TCC recorded a regulatory asset for the future recovery of the $49 million refunded to the REPs and a reduction to stranded costs. See the “Texas Unbundled Cost of Service (UCOS) Appeal” section of Note 3 for further details.

TCC True-up Proceeding

As discussed earlier, TCC made its true-up filing requesting $2.4 billion of stranded costs including the effect of the PUCT’s July 15, 2005 order discontinuing the excess earnings refund as discussed in the “Texas Unbundled Cost of Service (UCOS) Appeal” section of Note 3. During September 2005, various parties and the PUCT staff filed testimony recommending reductions to TCC’s requested stranded cost amount including a recommendation that TCC does not have any stranded costs. Hearings began September 26, 2005 and continued until October 4, 2005. An order is expected in the fourth quarter of 2005. When the True-up Proceeding is completed, TCC intends to file to recover the PUCT-approved net stranded generation costs and other true-up amounts, plus appropriate carrying costs, through a nonbypassable competition transition charge (CTC) in the regulated transmission and distribution (T&D) rates and through an additional transition charge for amounts that can be recovered through the sale of securitization bonds.

The nonaffiliated utility’s March 2005 order referred to in the “TCC Carrying Costs on Net True-up Regulatory Assets” section above also provided for the present value of the cost free capital benefits of ADFIT associated with stranded generation costs to be offset against other recoverable true-up amounts when establishing the CTC. TCC estimates its present value ADFIT benefit to be $209 million based on its current net true-up regulatory asset. TCC performed a probability of recovery impairment test on its net true-up regulatory asset taking into account the treatment ordered by the PUCT in the nonaffiliated utility’s order and determined that the projected cash flows from the transition charges were more than sufficient to recover TCC’s recorded net true-up regulatory asset since the equity portion of the carrying costs will not be recorded until collected. As a result, no impairment has been recorded. Barring any future disallowances to TCC’s net recoverable true-up regulatory asset in its True-up Proceeding, TCC expects to amortize its total net true-up regulatory asset commensurate with recovery over periods to be established by the PUCT in proceedings subsequent to TCC’s True-up Proceeding.

TCC believes that its filed request for recovery of $2.4 billion of net stranded costs and other true-up items, inclusive of carrying costs, is recoverable under the Texas Restructuring Legislation. However, after recording certain provisions for probable disallowances from TCC’s final fuel proceeding and nonaffiliated true-up proceedings and adjusting for unrecordable equity carrying costs and carrying costs on the provisions, TCC has a $1.6 billion recorded net true-up regulatory asset, inclusive of carrying costs, at September 30, 2005 that is probable of recovery at this time. However, other parties have contended that all or material amounts of TCC’s net stranded costs and/or wholesale capacity auction true-up amounts should not be recovered. To the extent decisions of the PUCT in TCC’s True-up Proceeding differ from TCC’s interpretation and application of the Texas Restructuring Legislation and evaluation of other true-up orders of nonaffiliated utilities, additional provisions for material disallowances and reductions of the net true-up regulatory asset, including recorded carrying costs, are possible. Such disallowances would have a material adverse effect on TCC’s future results of operations, cash flows and possibly financial condition.

TNC True-Up Proceeding

In March 2005, the ALJ made certain recommendations regarding the deferred fuel balance resulting in an additional provision for refund of $1 million, which results in an over-recovery amount of $5 million. In May 2005, the PUCT issued a favorable order, adopting the ALJ’s recommendation regarding the application of interest to the post-reconciliation period off-system sales margins, but did not adopt the ALJ’s excess earnings recommendation. The PUCT required that excess earnings be addressed in the CTC filing that was made on August 5, 2005. Based upon the ruling regarding the application of interest on post-reconciliation off-system sales margins, TNC adjusted its deferred over-recovered fuel balance during the second quarter of 2005.

In 2004, TNC appealed to the state and federal courts the PUCT’s order in its final fuel reconciliation covering the period from July 2000 through December 31, 2001 in which the PUCT disallowed approximately $30 million of fuel costs. On September 9, 2005, the Texas District Court in Travis County issued a ruling which upheld in all respects the PUCT’s decisions concerning issues appealed to that court by all parties. TNC has filed notice of appeal of that decision. TNC will continue to pursue vigorously the state appeals, but cannot predict their outcome. TNC believes it has fully provided for the PUCT final fuel order.

On September 29, 2005, the Federal District Court, Western District of Texas, issued an order precluding the PUCT from enforcing their ruling regarding the allocation of off-system sales margins. The impact of the reallocation resulted in an over-recovery amount of $8 million. The PUCT must appeal the Federal Court decision or file a complaint at FERC, if it wishes to challenge this ruling. TNC is unable to predict whether the PUCT will appeal the Federal District Court decision and/or file a complaint at FERC, nor is it able to predict whether such actions would be successful. Pending further clarification, TNC has not yet reversed its related $8 million provision for fuel over-recovery. If the PUCT or another party files a complaint at the FERC and is successful, it could result in an adverse effect on results of operations and cash flows for the AEP East companies due to a reallocation of off-system sales margins between AEP East and AEP West companies.

5. COMMITMENTS AND CONTINGENCIES

As discussed in the Commitments and Contingencies note within the 2004 Annual Report, certain Registrant Subsidiaries continue to be involved in various legal matters. The 2004 Annual Report should be read in conjunction with this report in order to understand the other material nuclear and operational matters without significant changes since their disclosure in the 2004 Annual Report. The matters discussed in the 2004 Annual Report without significant changes in status since year-end include, but are not limited to, (1) nuclear matters, (2) construction and commitments, (3) potential uninsured losses and (4) FERC long-term contracts. See disclosure below for significant matters with changes in status subsequent to the disclosure made in the 2004 Annual Report.

ENVIRONMENTAL

Federal EPA Complaint and Notice of Violation - Affecting APCo, CSPCo, I&M, and OPCo

The Federal EPA and a number of states have alleged APCo, CSPCo, I&M, OPCo and other nonaffiliated utilities modified certain units at coal-fired generating plants in violation of the new source review requirements of the CAA. The Federal EPA filed its complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. The court also consolidated a separate lawsuit, initiated by certain special interest groups, with the Federal EPA case. The alleged modifications occurred at the generating units over a 20-year period. A bench trial on the liability issues was held during July 2005. Briefing has concluded.

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

In June 2004, the Federal EPA issued a Notice of Violation (NOV) in order to “perfect” its complaint in the pending litigation. The NOV expands the number of alleged “modifications” undertaken at the Amos, Cardinal, Conesville Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV were already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaint and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing. Subsequently, the Federal EPA and eight Northeastern states each filed an additional complaint containing the same allegations against the Amos and Conesville plants that the judge disallowed in the pending case. The Northeastern states’ complaint has been assigned to the same judge in the U.S. District Court for the Southern District of Ohio. AEP filed an answer to the Northeastern states’ complaint and to the Federal EPA’s complaint denying the allegations and stating its defenses.

In August 2003, the District Court issued a decision following a liability trial in a case pending in the Southern District of Ohio against Ohio Edison Company, a nonaffiliated utility. The District Court held that replacements of major boiler and turbine components that are infrequently performed at a single unit, that are performed with the assistance of outside contractors, that are accounted for as capital expenditures, and that require the unit to be taken out of service for a number of months are not “routine” maintenance, repair, and replacement. The District Court also held that a comparison of past actual emissions to projected future emissions must be performed prior to any nonroutine physical change in order to evaluate whether an emissions increase will occur, and that increased hours of operation that are the result of eliminating forced outages due to the repairs must be included in that calculation. Based on these holdings, the District Court ruled that all of the challenged activities in that case were not routine, and that the changes resulted in significant net increases in emissions for certain pollutants. A settlement between Ohio Edison, the Federal EPA and other parties to the litigation will avoid further litigation and result in expenditures at the plant.

Other utility enforcement actions and current regulatory activities are discussed in detail in the Commitments and Contingencies note in the 2004 Annual Report. However, since the issuance of the August 2003 decision against Ohio Edison, several other courts have considered the issues of what constitutes “routine maintenance, repair, and replacement” for utility units, and whether increased hours of operation are the measure of an emissions increase. Each court has reached a conclusion that differs markedly from the decision in the Ohio Edison case. These decisions include the District Court opinion in the Duke Energy case issued later in August 2003, the District Court opinion in Alabama Power issued on June 3, 2005, and the Fourth Circuit Court of Appeals opinion affirming the dismissal of all claims against Duke Energy issued on June 15, 2005. In addition, on June 10, 2005, the Administrator of the Federal EPA rejected all of the petitions for reconsideration of the October 2003 “equipment replacement provision” rule that defines “routine replacement” under the new source review (NSR) program to include the same types of activities challenged in the pending enforcement actions. Management therefore believes that the Ohio Edison decision fails to properly evaluate and apply the applicable legal standards. The facts in the AEP case also vary widely from plant to plant.

In June 2003, the United States Court of Appeals for the District of Columbia Circuit granted a petition by the Utility Air Regulatory Group (UARG), of which the AEP subsidiaries are members, to reopen petitions for review of the 1980 and 1992 Clean Air Act rulemakings that are the basis for the Federal EPA claims in the AEP case and other related cases. On June 24, 2005, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part the new source review reform regulations adopted by the Federal EPA in December 2002. The court upheld the Federal EPA’s decision to apply an actual-to-future actual emissions, and includes test, utilizing a five-year look back period to establish actual baseline emissions for utilities and a ten-year period for other sources. This excludes increased emissions unrelated to a physical change from the projected emissions and includes emissions associated with demand growth. The court vacated the Federal EPA’s adoption of a broad pollution control project exclusion that includes projects that result in a significant collateral emissions increase, and the “clean unit” applicability test, and remanded certain recordkeeping requirements to the Federal EPA. The court expressed no opinion on the conclusion reached by the Duke Energy court, and found that such issues could be better addressed in a specific factual context.

On August 30, 2005, the United States Court of Appeals for the Fourth Circuit denied the petitions for rehearing filed by the United States and other appellants in the Duke Energy case. On October 13, 2005, the Administrator of the Federal EPA signed a proposed rule that would adopt a test for determining when an emissions increase results from a change at an existing electric utility generating unit under the federal NSR programs that would be consistent with the test adopted and applied by the Fourth Circuit in the Duke Energy case. This would be based on maximum hourly emissions before and after the change. The Federal EPA is also seeking comments on two alternative formulations of the emission increase test.  We have filed a Motion in the NSR litigation that asks the Court, among other things, to dismiss the NSR cases on due process grounds based on the statements and admissions the Federal EPA made in promulgating the proposed rule.

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

SWEPCo Notice of Enforcement and Notice of Citizen Suit - Affecting SWEPCo

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the CAA for alleged violations of various permit conditions in permits issued to several SWEPCo generating plants. On March 10, 2005, a complaint was filed in Federal District Court for the Eastern District of Texas by the two special interest groups, alleging violations of the CAA at Welsh Plant. SWEPCo filed a response to the complaint in May 2005.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order to undertake certain corrective actions and assessing an administrative penalty of $228 thousand against SWEPCo based on alleged violations of certain representations regarding heat input and fuel characteristics in SWEPCo’s permit application and the violations of certain recordkeeping and reporting requirements. SWEPCo responded to the preliminary report and petition on May 2, 2005. The enforcement order contains a recommendation that would limit the heat input on each Welsh unit to the referenced heat input contained within the permit application within 10 days of the issuance of a final TCEQ order and until a permit amendment is issued. SWEPCo had previously requested a permit alteration to remove the references to a specific heat input value for each Welsh unit.

On August 13, 2004, TCEQ issued a Notice of Enforcement to SWEPCo relating to the off-specification fuel oil deliveries at the Knox Lee Plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order and assessing an administrative penalty of $6 thousand against SWEPCo based on alleged violations of certain permit requirements at Knox Lee. SWEPCo responded to the preliminary report and petition on May 2, 2005.

Management is unable to predict the timing of any future action by TCEQ or the special interest groups or the effect of such actions on results of operations, financial condition or cash flows.

Carbon Dioxide Public Nuisance Claims -- Affecting AEP System

In July 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other nonaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of three special interest groups. The actions alleged that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and sought injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. In September 2005, the lawsuits were dismissed. A notice of appeal to the Second Circuit Court of Appeals has been filed on behalf of all plaintiffs. A briefing schedule has not been established.

OPERATIONAL

Construction - Affecting AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC

The AEP System has substantial construction activity scheduled to support its operations. The following table shows the estimated construction expenditures by company for 2006 including amounts for proposed environmental rules:

(in millions)
AEGCo	$16
APCo	794
CSPCo	275
I&M	252
KPCo	88
OPCo	1,057
PSO	222
SWEPCo	260
TCC	235
TNC	76

Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

TEM Litigation (Power Generation Facility) - Affecting OPCo

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

OPCo agreed to sell up to approximately 800 MW of energy to SUEZ Energy Marketing NA, Inc. (formerly known as TEM) for a period of 20 years under a Power Purchase and Sale Agreement dated November 15, 2000 (PPA) at a price that is currently in excess of market. Beginning May 1, 2003, OPCo tendered replacement capacity, energy and ancillary services to TEM pursuant to the PPA that TEM rejected as nonconforming. Commercial operation for purposes of the PPA began April 2, 2004.

In September 2003, TEM and OPCo separately filed declaratory judgment actions in the United States District Court for the Southern District of New York. OPCo alleges that TEM has breached the PPA, and is seeking a determination of OPCo’s rights under the PPA. TEM alleges that the PPA never became enforceable, or alternatively, that the PPA has already been terminated as the result of OPCo’s breaches. The corporate parent of TEM (SUEZ-TRACTEBEL S.A.) has provided a limited guaranty.

On April 5, 2004, OPCo gave notice to TEM that OPCo, (i) was suspending performance of its obligations under PPA, (ii) would be seeking a declaration from the New York federal court that the PPA was terminated and (iii) would be pursuing against TEM, and SUEZ-TRACTEBEL S.A. under the guaranty, damages and the full termination payment value of the PPA.

A bench trial was conducted in March and April 2005. In August 2005, a federal judge ruled that TEM had breached the contract and awarded us damages of $123 million plus pre-judgment interest. In August 2005, both parties filed motions with the trial court seeking reconsideration of the judgment. We asked the court to modify the judgment to (i) award a termination payment to us under the terms of the PPA; (ii) grant our attorneys’ fees; and (iii) render judgment against SUEZ-TRACTEBEL, S.A. on the guaranty. TEM sought reduction of the damages awarded by the court for replacement electric power products made available by OPCo under the PPA.

In September 2005, TEM posted a letter of credit for $142 million as security pending appeal of the judgment. Both parties have filed Notices of Appeal with the United States Court of Appeals for the Second Circuit. If the PPA is deemed terminated or found to be unenforceable by the court ultimately deciding the case, we could be adversely affected to the extent we are unable to find other purchasers of the power with similar contractual terms and to the extent we do not fully recover claimed termination value damages from TEM.

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

In May 2005, the ALJ issued an Initial Decision concluding that the AEP System is “physically interconnected” but is not confined to a “single area or region.” Therefore, the ALJ concluded that the combined AEP/CSW system does not constitute a single integrated public utility system under PUHCA. Management believes that the merger meets the requirements of PUHCA and filed a petition for review of this Initial Decision, which the SEC granted. The SEC is reviewing the Initial Decision. Management believes the repeal of PUHCA will end litigation challenging the merger with CSW. All parties to the proceeding have filed motions with the SEC supporting dismissal of the proceeding upon repeal of the PUHCA in February 2006.

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

Enron Bankruptcy - Summary - The amount expensed in prior years in connection with the Enron bankruptcy was based on an analysis of contracts where AEP and Enron entities are counterparties, the offsetting of receivables and payables, the application of deposits from Enron entities and management’s analysis of the HPL-related purchase contingencies and indemnifications. As noted above, Enron has challenged the offsetting of receivables and payables. Although management is unable to predict the outcome of these lawsuits, it is possible that their resolution could have an adverse impact on results of operations, cash flows and financial condition.

Texas Commercial Energy, LLP Lawsuit - Affecting TCC and TNC

Texas Commercial Energy, LLP (TCE), a Texas REP, filed a lawsuit in federal District Court in Corpus Christi, Texas, in July 2003 against AEP and four of its subsidiaries, including TCC and TNC, ERCOT and a number of nonaffiliated energy companies including TXU, CenterPoint, Texas Genco, Reliant, TECO, and Tractebel.  The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against the AEP companies, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to their fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs.  In June 2004, the Court dismissed all claims against the AEP companies. TCE appealed the trial court’s decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit issued its decision in June 2005 and affirmed the lower court’s decision. TCE filed a Petition for Writ of Certiorari with the United States Supreme Court on October 14, 2005. In March 2005, Utility Choice, LLC and Cirro Energy Corporation filed in U.S. District Court alleging similar violations as those alleged in the TCE lawsuit against the same defendants and others.  Trial is scheduled in the Utility Choice/Cirro Energy case for April 2006. On October 18, 2005, the U.S. District Court heard oral arguments on Management’s Motion to Dismiss. Management intends to continue to vigorously defend against the allegations in these cases.

Ontario Litigation - Affecting CSPCo and OPCo

In June 2005, CSPCo and OPCo were named as one of 21 defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada. They have not been served with the lawsuit. The defendants are alleged to own or operate coal-fired electric generating stations in various states that, through negligence in design, management, maintenance and operations, have emitted NOx, SO2 and particulate matter that have harmed the residents of Ontario. The lawsuit seeks class action designation and damages of approximately $50 billion, with continuing damages of $4 billion annually. The lawsuit also seeks $1 billion in punitive damages. We believe we have meritorious defenses to this action and intend to defend vigorously against it.

Coal Transportation Dispute - Affecting PSO, TCC and TNC

PSO, TCC, TNC and two nonaffiliated entities, as joint owners of a generating station, have disputed transportation costs for coal received between July 2000 and the present time. The joint plant has remitted less than the amount billed. The dispute is pending before the Surface Transportation Board with a decision expected during the first quarter of 2006. Based upon a weighted average probability analysis of possible outcomes, PSO, as operator of the plant, recorded provisions for possible loss in December 2004 and the first nine months of 2005. The provisions were deferred as a regulatory asset under PSO’s fuel mechanism and affected income for TCC and TNC for their respective ownership shares. Management continues to work toward mitigating the disputed amounts to the extent possible.

6. GUARANTEES

There are certain immaterial liabilities recorded for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” There is no collateral held in relation to any guarantees. In the event any guarantee is drawn, there is no recourse to third parties unless specified below.

Letters of Credit

Certain Registrant Subsidiaries have entered into standby letters of credit (LOC) with third parties. These LOCs generally cover items such as insurance programs, security deposits, debt service reserves, and credit enhancements for issued bonds. All of these LOCs were issued in the subsidiaries’ ordinary course of business. At September 30, 2005, the maximum future payments of the LOCs include $44 million, $1 million, $51 million, $4 million and $43 million for CSPCo, I&M, OPCo, SWEPCo and TCC, respectively, with maturities ranging from November 2005 to April 2007. There is no recourse to third parties in the event these letters of credit are drawn.

SWEPCo

In connection with reducing the cost of the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCo has agreed, under certain conditions, to assume the capital lease obligations and term loan payments of the mining contractor, Sabine Mining Company (Sabine). In the event Sabine defaults under any of these agreements, SWEPCo’s total future maximum payment exposure is approximately $54 million with maturity dates ranging from February 2007 to February 2012.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo has agreed to provide guarantees of mine reclamation in the amount of approximately $85 million. Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by a third party miner. At September 30, 2005, the cost to reclaim the mine in 2035 is estimated to be approximately $39 million. This guarantee ends upon depletion of reserves estimated at 2035 plus 6 years to complete reclamation.

SWEPCo consolidates Sabine due to the application of FIN 46. SWEPCo does not have an ownership interest in Sabine.

Indemnifications and Other Guarantees

Contracts

All of the Registrant Subsidiaries enter into certain types of contracts which require indemnifications. Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements. Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters. With respect to sale agreements, exposure generally does not exceed the sale price. Registrant Subsidiaries cannot estimate the maximum potential exposure for any of these indemnifications executed prior to December 31, 2002 due to the uncertainty of future events. In 2004 and the first nine months of 2005, Registrant Subsidiaries entered into sale agreements which included indemnifications with a maximum exposure that was not significant for any individual Registrant Subsidiary except for TCC. TCC sales agreements include indemnifications with a maximum exposure of $443 million related to the sale prices of its generation assets. The status of certain sales agreements is discussed in Note 7. There are no material liabilities recorded for any indemnifications.

Registrant Subsidiaries are jointly and severally liable for activity conducted by AEPSC on the behalf of AEP East and West companies and for activity conducted by any Registrant Subsidiary pursuant to the SIA.

Master Operating Lease

Certain Registrant Subsidiaries lease certain equipment under a master operating lease. Under the lease agreement, the lessor is guaranteed to receive up to 87% of the unamortized balance of the equipment at the end of the lease term. If the fair market value of the leased equipment is below the unamortized balance at the end of the lease term, the subsidiary has committed to pay the difference between the fair market value and the unamortized balance, with the total guarantee not to exceed 87% of the unamortized balance. At September 30, 2005, the maximum potential loss by subsidiary for these lease agreements assuming the fair market value of the equipment is zero at the end of the lease term is as follows:

Maximum Potential Loss
Subsidiary	(in millions)
APCo	$6
CSPCo	3
I&M	4
KPCo	2
OPCo	6
PSO	5
SWEPCo	5
TCC	5
TNC	3

7. ACQUISITIONS, DISPOSITIONS, ASSET IMPAIRMENTS AND ASSETS HELD FOR SALE

ACQUISITIONS

Ceredo Generating Station - Affecting APCo

In August 2005, APCo signed a purchase and sale agreement with Reliant Energy for the purchase of a 505 MW plant located near Ceredo, West Virginia for $100 million. This transaction is expected to be completed no later than the first quarter of 2006.

Waterford Plant - Affecting CSPCo

In May 2005, CSPCo signed a purchase and sale agreement with Public Service Enterprise Group Waterford Energy LLC for the purchase of an 821 MW plant in Waterford, Ohio. This transaction was completed in September 2005 for $218 million and the assumption of liabilities of approximately $2 million.

Monongahela Power Company - Affecting CSPCo

In June 2005, the PUCO ordered CSPCo to explore the purchase of the Ohio service territory of Monongahela Power, which includes approximately 29,000 customers. On August 2, 2005, AEP agreed to terms of a transaction, which includes the transfer of Monongahela Power’s Ohio customer base and the assets that serve those customers to CSPCo for an estimated sales price of approximately $45 million. The sale price will be adjusted based on book values of the acquired assets and liabilities at the closing date. In addition, CSPCo will pay $10 million to compensate Monongahela Power for its termination of certain generation cost recovery litigation in Ohio. Hearings at the PUCO were held in September 2005 and AEP anticipates the purchase, subject to regulatory approval, to close late in the fourth quarter of 2005. Also included in the proposed transaction is a power purchase agreement under which Allegheny Power, Monongahela Power’s parent company, will provide the power requirements of the acquired customers through May 31, 2007.

DISPOSITIONS

Texas Plants - Oklaunion Power Station - Affecting TCC

In January 2004, TCC signed an agreement to sell its 7.81% share of Oklaunion Power Station for approximately $43 million (subject to closing adjustments) to an unrelated party. In May 2004, TCC received notice from the two nonaffiliated co-owners of the Oklaunion Power Station, announcing their decision to exercise their right of first refusal with terms similar to the original agreement. In June 2004 and September 2004, TCC entered into sales agreements with both of its nonaffiliated co-owners for the sale of TCC’s 7.81% ownership of the Oklaunion Power Station. These agreements are currently being challenged in Dallas County, Texas State District Court by the unrelated party with which TCC entered into the original sales agreement. The unrelated party alleges that one co-owner has exceeded its legal authority and that the second co-owner did not exercise its right of first refusal in a timely manner. The unrelated party has requested that the court declare the co-owners’ exercise of their rights of first refusal void. The court entered a judgment in favor of the unrelated party on October 10, 2005. TCC and the other nonaffiliated co-owners filed an appeal to the Fifth State Court of Appeals in Dallas. Oral argument has been requested but no date has been set. Briefing is scheduled to be completed by November 17, 2005. TCC cannot predict when these issues will be resolved. TCC does not expect the sale to have a significant effect on its results of operations. TCC’s assets and liabilities related to the Oklaunion Power Station have been classified as Assets Held for Sale - Texas Generation Plants and Liabilities Held for Sale - Texas Generation Plants, respectively, in TCC’s Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. The plant does not meet the “component-of-an-entity” criteria because it does not have cash flows that can be clearly distinguished operationally. The plant also does not meet the “component-of-an-entity” criteria for financial reporting purposes because it does not operate individually, but rather as a part of the AEP System which includes all of the generation facilities owned by the Registrant Subsidiaries.

Texas Plants - South Texas Project - Affecting TCC

In February 2004, TCC signed an agreement to sell its 25.2% share of STP to an unrelated party for approximately $333 million, subject to closing adjustments. In June 2004, TCC received notice from co-owners of their decisions to exercise their rights of first refusal with terms similar to the original agreement. In September 2004, TCC entered into sales agreements with two of its nonaffiliated co-owners for the sale of TCC’s 25.2% share of STP. The sale was completed for approximately $314 million and the assumption of liabilities of $22 million in May 2005 and did not have significant effect on TCC’s results of operations. The plant did not meet the “component-of-an-entity” criteria because it does not have cash flows that can be clearly distinguished operationally. The plant also did not meet the “component-of-an-entity” criteria for financial reporting purposes because it does not operate individually, but rather as a part of the AEP System which includes all of the generation facilities owned by the Registrant Subsidiaries.

ASSET IMPAIRMENTS

Conesville Units 1 and 2 - Affecting CSPCo

In the third quarter of 2005, following an extensive review of the commercial viability of CSPCo’s Conesville Units 1 and 2, CSPCo committed to a plan to retire these units before the end of their previously estimated useful lives. As a result, Conesville Units 1 and 2 were considered retired as of the third quarter of 2005.

A pretax charge of approximately $39 million was recognized in the third quarter of 2005 related to CSPCo’s decision to retire the units. The impairment amount is classified as Asset Impairments and Other Related Charges in CSPCo’s Condensed Consolidated Statements of Income.

ASSETS HELD FOR SALE

The assets and liabilities of the TCC plants held for sale at September 30, 2005 and December 31, 2004 are as follows:

	Texas Plants
	September 30, 2005	December 31, 2004
Assets:	(in millions)
Other Current Assets	$1	$24
Property, Plant and Equipment, Net	46	413
Regulatory Assets	-	48
Nuclear Decommissioning Trust Fund	-	143
Total Assets Held for Sale - Texas Generation Plants	$47	$628

Liabilities:
Regulatory Liabilities	$2	$1
Asset Retirement Obligations	-	249
Total Liabilities Held for Sale - Texas Generation Plants	$2	$250

8. BENEFIT PLANS

APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC participate in AEP sponsored U.S. qualified pension plans and nonqualified pension plans. A substantial majority of employees are covered by either a qualified plan or both a qualified and a nonqualified pension plan. In addition, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC participate in other postretirement benefit plans sponsored by AEP to provide medical and death benefits for retired employees in the U.S.

The following tables provide the components of AEP’s net periodic benefit cost for the plans for the three and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005 and 2004	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Service Cost	$23	$21	$10	$10
Interest Cost	57	57	26	29
Expected (Return) on Plan Assets	(77)	(72)	(23)	(20)
Amortization of Transition (Asset) Obligation	(1)	-	6	7
Amortization of Prior Service Cost	-	(1)	-	-
Amortization of Net Actuarial Loss	13	5	5	8
Net Periodic Benefit Cost	$15	$10	$24	$34

Nine Months Ended September 30, 2005 and 2004	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Service Cost	$69	$64	$31	$30
Interest Cost	169	169	79	87
Expected (Return) on Plan Assets	(232)	(216)	(68)	(60)
Amortization of Transition (Asset) Obligation	(1)	1	20	21
Amortization of Prior Service Cost	-	(1)	-	-
Amortization of Net Actuarial Loss	40	13	19	26
Net Periodic Benefit Cost	$45	$30	$81	$104

The following table provides the net periodic benefit cost (credit) for the plans by the following Registrant Subsidiaries for the three and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005 and 2004	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in thousands)
APCo	$1,848	$318	$4,756	$6,462
CSPCo	534	(405)	1,928	2,765
I&M	2,365	1,117	3,134	4,313
KPCo	376	142	515	742
OPCo	1,206	(98)	3,353	4,801
PSO	72	696	1,661	2,110
SWEPCo	364	901	1,642	2,101
TCC	(219)	749	1,789	2,535
TNC	41	338	784	1,073

Nine Months Ended September 30, 2005 and 2004	Pension Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(in thousands)
APCo	$5,544	$954	$15,248	$19,386
CSPCo	1,602	(1,219)	6,273	8,295
I&M	7,095	3,345	10,229	12,939
KPCo	1,128	430	1,689	2,226
OPCo	3,618	(308)	10,812	14,403
PSO	216	2,096	5,329	6,330
SWEPCo	1,092	2,703	5,244	6,303
TCC	(657)	2,241	5,732	7,605
TNC	123	1,014	2,507	3,219

9. BUSINESS SEGMENTS

All of AEP’s Registrant Subsidiaries have one reportable segment. The one reportable segment is a vertically integrated electricity generation, transmission and distribution business except AEGCo, which is an electricity generation business. All of the Registrant Subsidiaries’ other activities are insignificant. The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of bundled cost-based rates and regulatory oversight on the business process, cost structures and operating results.

10. INCOME TAXES

On June 30, 2005, the Governor of Ohio signed Ohio House Bill 66 into law enacting sweeping tax changes impacting all companies doing business in Ohio. Most of the significant tax changes will be phased in over a five-year period, while some of the less significant changes became fully effective July 1, 2005. Changes to the Ohio franchise tax, nonutility property taxes, and the new commercial activity tax are subject to phase-in. The Ohio franchise tax will fully phase-out over a five-year period beginning with a 20% reduction in state franchise tax for taxable income accrued during 2005. In 2005, we reversed deferred state income tax liabilities that are not expected to reverse during the phase-out as follows in thousands:

Company	Other Regulatory Liabilities (a)	SFAS 109 Regulatory Asset, Net (b)	State Income Tax Expense (c)	Deferred State Income Tax Liabilities (d)
APCo	$-	$10,945	$2,769	$13,714
CSPCo	15,104	-	-	15,104
I&M	-	5,195	-	5,195
KPCo	-	3,648	-	3,648
OPCo	41,864	-	-	41,864
PSO	-	-	706	706
SWEPCo	-	582	119	701
TCC	-	1,156	365	1,521
TNC	-	120	75	195

(a)	The reversal of deferred state income taxes for the Ohio companies was recorded as a regulatory liability pending rate-making treatment in Ohio.
(b)
Deferred state income tax adjustments related to those companies in which state income taxes flow through for rate-making purposes reduced the regulatory asset associated with the deferred state income tax liabilities.

(c)	These amounts were recorded as a reduction to Income Taxes.
(d)	Total deferred state income tax liabilities that reversed during 2005 related to Ohio law change.

The new legislation also imposes a new commercial activity tax at a fully phased-in rate of 0.26% on all Ohio gross receipts. The new tax will be phased-in over a five-year period beginning July 1, 2005 at 23% of the full 0.26% rate. The increase in Taxes Other than Income Taxes for 2005 is expected to be $1 million and $1 million for CSPCo and OPCo, respectively.

Other tax reforms effective July 1, 2005 include a reduction of the sales and use tax from 6.0% to 5.5%, the phase-out of tangible personal property taxes for our nonutility businesses, the elimination of the 10% rollback in real estate taxes and the increase in the premiums tax on insurance polices; all of which will not have a material impact on future results of operations and cash flows.

11. FINANCING ACTIVITIES

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2005 were:

Company	Type of Debt	Principal Amount	Interest Rate	Due Date
		(in thousands)	(%)
Issuances:
APCo	Senior Unsecured Notes	$200,000	4.95	2015
APCo	Senior Unsecured Notes	150,000	4.40	2010
APCo	Senior Unsecured Notes	250,000	5.00	2017
APCo	Senior Unsecured Notes	250,000	5.80	2035
OPCo	Installment Purchase Contracts	54,500	Variable	2029
OPCo	Installment Purchase Contracts	163,500	Variable	2028
OPCo	Installment Purchase Contracts	50,000	Variable	2014
OPCo	Installment Purchase Contracts	50,000	Variable	2016
OPCo	Installment Purchase Contracts	35,000	Variable	2022
PSO	Senior Unsecured Notes	75,000	4.70	2011
SWEPCo	Senior Unsecured Notes	150,000	4.90	2015
SWEPCo	Notes Payable	5,771	Variable	2006
TCC	Installment Purchase Contracts	161,700	Variable	2030
TCC	Installment Purchase Contracts	120,265	Variable	2028

The above borrowing arrangements do not contain guarantees, collateral or dividend restrictions. In October 2005, CSPCo issued $250 million of 5.85% Senior Notes, Series F, due in October 2035.

Company	Type of Debt	Principal Amount	Interest Rate	Due Date
		(in thousands)	(%)
Retirements and Principal Payments:
APCo	Other Debt	$7	13.718	2026
APCo	First Mortgage Bonds	50,000	8.00	2005
APCo	First Mortgage Bonds	30,000	6.89	2005
APCo	First Mortgage Bonds	45,000	8.00	2025
APCo	Senior Unsecured Notes	450,000	4.80	2005
OPCo	Installment Purchase Contracts	102,000	6.375	2029
OPCo	Installment Purchase Contracts	80,000	Variable	2028
OPCo	Installment Purchase Contracts	36,000	Variable	2029
OPCo	Installment Purchase Contracts	50,000	5.45	2014
OPCo	Installment Purchase Contracts	50,000	5.45	2016
OPCo	Installment Purchase Contracts	35,000	5.90	2022
OPCo	Notes Payable	4,390	6.81	2008
OPCo	Notes Payable	6,500	6.27	2009
PSO	First Mortgage Bonds	50,000	6.50	2005
SWEPCo	Senior Unsecured Notes	200,000	4.50	2005
SWEPCo	Notes Payable	5,122	4.47	2011
SWEPCo	Notes Payable	3,000	Variable	2008
TCC	Senior Unsecured Notes	150,000	3.00	2005
TCC	Senior Unsecured Notes	100,000	Variable	2005
TCC	First Mortgage Bonds	65,763	6.625	2005
TCC	Installment Purchase Contracts	120,265	6.00	2028
TCC	Securitization Bonds	29,386	3.54	2005
TCC	Securitization Bonds	20,593	5.01	2008

In addition to the transactions reported in the tables above, the following table lists intercompany issuances and retirements of debt due to AEP:

Company	Type of Debt	Principal Amount	Interest Rate	Due Date
		(in thousands)	(%)
Issuances:
APCo	Notes Payable	$100,000	4.708	2010
TCC	Notes Payable	150,000	4.58	2007
Retirements:
KPCo	Notes Payable	$20,000	6.501	2006

Other Matters

On January 3, 2005, the following outstanding shares of preferred stock were redeemed:

Company	Series	Number of Shares Redeemed	Amount
			(in millions)
I&M	5.900%	132,000	$13
I&M	6.250%	192,500	19
I&M	6.875%	157,500	16
I&M	6.300%	132,450	13
OPCo	5.900%	50,000	5
			$66

Lines of Credit - AEP System

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of its subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries. In addition, the AEP System also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons. The AEP System Corporate Borrowing Program operates in accordance with the terms and conditions outlined by the SEC. AEP has authority from the SEC through March 31, 2007 for short-term borrowings sufficient to fund the Utility Money Pool and the Nonutility Money Pool as well as its own requirements in an amount not to exceed $7.2 billion. The Utility Money Pool participants’ money pool activity and corresponding SEC authorized limits for the nine months ended September 30, 2005 are described in the following table:

					Loans
					(Borrowings)	SEC
	Maximum	Maximum	Average	Average	to/from Utility	Authorized
	Borrowings	Loans to	Borrowings	Loans to	Money Pool as of	Short-Term
	from Utility	Utility	from Utility	Utility Money	September 30,	Borrowing
Company	Money Pool	Money Pool	Money Pool	Pool	2005	Limit
	(in thousands)
AEGCo	$45,694	$9,305	$15,921	$4,803	$(11,314)	$125,000
APCo	242,718	321,977	145,700	47,285	67,532	600,000
CSPCo	159,959	181,238	152,178	95,714	(138,541)	350,000
I&M	203,248	11,768	92,108	5,797	(81,101)	500,000
KPCo	8,342	35,779	3,019	15,044	9,641	200,000
OPCo	123,508	182,495	50,134	79,120	(55,508)	600,000
PSO	55,009	66,159	22,377	35,074	(22,601)	300,000
SWEPCo	28,421	188,215	9,738	35,617	(605)	350,000
TCC	320,508	120,937	134,094	39,060	(12,021)	600,000
TNC	-	119,569	-	62,415	87,651	250,000

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool for the nine months ended September 30, 2005 were 3.93% and 1.63%, respectively. The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the nine months ended September 30, 2005 are summarized for all Registrant Subsidiaries in the following table:

Company	Average Interest Rate for Funds Borrowed from the Utility Money Pool	Average Interest Rate for Funds Loaned to the Utility Money Pool
	(in percentages)
AEGCo	2.91	3.14
APCo	3.30	2.72
CSPCo	3.92	2.76
I&M	3.25	2.12
KPCo	3.52	2.54
OPCo	3.67	2.40
PSO	2.62	3.52
SWEPCo	3.64	2.60
TCC	3.07	2.43
TNC	-	3.13

12. COMPANY-WIDE STAFFING AND BUDGET REVIEW

The following table shows the severance benefits expense recorded in 2005 (primarily in Maintenance and Other Operation) resulting from a company-wide staffing and budget review, including the allocation of approximately $19.2 million of severance benefits expense associated with AEPSC employees among the Registrant Subsidiaries. AEGCo has no employees but receives allocated expenses.

	Three Months Ended June 30, 2005	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Company	(in millions)
AEGCo	$0.2	$0.1	$0.3
APCo	3.9	0.6	4.5
CSPCo	2.3	0.3	2.6
I&M	4.0	0.7	4.7
KPCo	0.7	0.4	1.1
OPCo	3.4	0.5	3.9
PSO	1.2	0.2	1.4
SWEPCo	1.6	0.2	1.8
TCC	3.8	0.5	4.3
TNC	1.1	0.2	1.3

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

Budgeted Construction Expenditures

Construction expenditures for Registrant Subsidiaries for 2006 are:

Projected Construction Expenditures
Company	(in millions)
AEGCo	$16
APCo	794
CSPCo	275
I&M	252
KPCo	88
OPCo	1,057
PSO	222
SWEPCo	260
TCC	235
TNC	76

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

Company	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	December 2004
	(in millions)
APCo	$11.3	$30.3	$3.5
CSPCo	6.4	16.1	2.0
I&M	6.6	17.4	2.3
KPCo	2.7	7.2	0.8
OPCo	8.8	22.3	2.8

In a March 31, 2005 FERC filing, AEP proposed an increase in the revenue requirements and rates for transmission service, and certain ancillary services in the AEP zone of PJM. The customers receiving these services are the AEP East companies, municipal and cooperative wholesale entities and retail customers that exercise retail choice that have load delivery points in the AEP zone of PJM. As proposed, the transmission service rates would increase in two steps, first to reflect an increase in the revenue requirements, and then to reflect the loss of revenues from the discontinuance of SECA transition rates on April 1, 2006. On May 31, 2005, the FERC accepted the filing, set the issues for hearing, and suspended the effective date of the first increase in the OATT rate until November 1, 2005, subject to refund with interest if lower rates are eventually approved. The FERC accepted the two-step increase concept, such that the transmission rates will automatically increase on April 1, 2006, if the SECA revenues cease to be collected, and to the extent that replacement rates are not established. In a separate proceeding, at AEP’s urging, the FERC instituted an investigation of PJM’s zonal rate regime, indicating that the present regime may need to be replaced through establishment of regional rates that would compensate AEP, among others, for the regional service provided by high voltage facilities they own that benefit customers throughout PJM. On September 30, 2005, AEP and a nonaffiliated utility (Allegheny Power) jointly filed a regional transmission rate design proposal with the FERC. This filing proposes and supports a new PJM rate regime.

As of September 30, 2005, SECA transition rates have not fully compensated the AEP East companies for their lost T&O revenues. Management is unable to predict whether, SECA rates and effective with the expiration of the SECA transition rates on March 31, 2006, the resultant increase in the AEP East zonal transmission rates applicable to AEP’s internal load and wholesale transmission customers in AEP’s zone will be sufficient to replace the SECA transition rate revenues. In addition, we are unable to predict whether the effect of the loss of transmission revenues will be recoverable on a timely basis in the AEP East state retail jurisdictions and from wholesale customers within the AEP zone. If, (i) the SECA transition rates do not fully compensate AEP for its lost T&O revenues through March 31, 2006, or (ii) AEP zonal transmission rates are not sufficiently increased by the FERC after March 31, 2006 to replace the lost T&O/SECA revenues, or (iii) the FERC’s review of our current SECA rate results in a rate reduction which is subject to refund, or (iv) any increase in the AEP East companies’ transmission costs from the loss of transmission revenues are not fully recovered in retail and wholesale rates on a timely basis, or (v) if the FERC does not approve a new rate within PJM or within the PJM, future results of operations, cash flows and financial condition would be adversely affected.

Allocation Agreement between AEP East and AEP West companies

The SIA provides, among other things, for the methodology of sharing trading and marketing margins between the AEP East and AEP West companies. The current allocation methodology was established at the time of the AEP-CSW merger and, consistent with the terms of the SIA, AEP filed on November 1, 2005, a proposed allocation methodology to be used in 2006 and beyond. The proposed allocation methodology is based upon the location of the specific trading and marketing activity, with margins resulting from trading and marketing activities originating in PJM and MISO accruing to the benefit of the AEP East companies and trading and marketing activities originating in SPP and ERCOT accruing to the benefit of the AEP West companies. Previously, the SIA allocation provided for the sharing of all such margins among all AEP East and AEP West companies. The allocation ultimately approved by the FERC may differ from the one proposed. AEP requested that the new methodology be effective on a prospective basis after the FERC’s order. Management is unable to predict the ultimate effect of this filing on the AEP East and AEP West companies’ future results of operations and cash flows because the impact will depend upon the ultimate methodology approved by the FERC and the level of future trading and marketing margins.

AEP Power Pool - Capacity

The cost of the AEP Power Pool’s generating capacity is allocated among its members based on relative peak demands and generating reserves through the payment of capacity charges and the receipt of capacity revenues. The capacity reserve relationship of the AEP Power Pool members will change as generating assets are added, retired or sold. As a result of CSPCo’s acquisition of the Waterford Plant (netted against the planned retirement of Conesville Plant Units 1 and 2) and APCo’s expected purchase of the Ceredo Generating Station, CSPCo and APCo, as net purchasers from the AEP Power Pool, are expected to incur reduced capacity charges. Also, KPCo, as a net purchaser from the AEP Power Pool, is expected to incur increased capacity charges while OPCo and I&M, as net sellers to the AEP Power Pool, are expected to receive reduced capacity revenues.

CSW Operating Agreement

We plan to make a filing with the FERC to remove TCC and TNC from the CSW Operating Agreement and the SIA. Under the Texas Restructuring Legislation, TCC and TNC are completing the final stage of exiting the generation business and have already ceased serving retail load. TCC and TNC will no longer be involved in the coordinated planning and operation of power supply facilities as contemplated by both the CSW Operating Agreement and the SIA. Therefore, TCC and TNC will no longer share trading and marketing margins, which due to restructuring, benefited their results of operations and cash flows. Conversely, PSO and SWEPCo’s share of trading and marketing margins will increase. PSO and SWEPCo share these margins with their ratepayers.

Ohio Regulatory Activity

Ohio Restructuring

On January 26, 2005, the PUCO approved Rate Stabilization Plans (RSP) for CSPCo and OPCo (the Ohio companies). The plans provided, among other things, for CSPCo and OPCo to raise their generation rates by 3% and 7%, respectively, in 2006, 2007 and 2008 and provided for possible additional annual generation rate increases of up to an average of 4% per year based on supporting the need for additional revenues for specified costs. The plans also provided that the Ohio companies could recover in 2006, 2007 and 2008 environmental carrying costs and PJM-related administrative costs and congestion costs net of firm transmission rights (FTR) revenue from 2004 and 2005 related to their obligation as the Provider of Last Resort (POLR) in Ohio’s customer choice program. Pretax earnings increased by $6 million for CSPCo and $35 million for OPCo in the first nine months of 2005 as a result of implementing this provision of the RSP. Of these amounts, approximately $8 million for CSPCo and $21 million for OPCo relate to 2004 environmental carrying costs and RTO costs. The decline in the third quarter of 2005 reflects the effect of substantial increases in FTR revenues which offset administrative and congestion costs.

In February 2005, various intervenors filed applications for rehearing with the PUCO regarding its approval of the RSP.  On March 23, 2005, the PUCO denied all applications for rehearing. In the second quarter of 2005, two intervenors filed separate appeals to the Ohio Supreme Court.  One of those appeals has been withdrawn.  The remaining appeal challenges the RSP and also argues that there is no POLR obligation in Ohio, and therefore CSPCo and OPCo are not entitled to recover any POLR charges.  If the Ohio Supreme Court reverses the PUCO's authorization of the POLR charge, CSPCo's and OPCo's 2005 earnings will be adversely affected.  In a nonaffiliated utility's proceeding, the Ohio Supreme Court concluded that there is a POLR obligation in Ohio, and therefore, CSPCo and OPCo have argued that they can recover the POLR charge.  In addition, if the RSP order is determined on appeal to be illegal under the restructuring legislation, it would have an adverse effect on the Ohio companies’ results of operations, cash flows and possibly financial condition. Although the Ohio companies believe that the RSP plan is legal and intend to defend vigorously the PUCO’s order, they cannot predict the ultimate outcome of the pending litigation.

On September 28, 2005, the Ohio companies filed with the PUCO to recover through a transmission cost recovery rider, beginning January 1, 2006, approximately $5 million for CSPCo and $7 million for OPCo of projected 2006 net costs incurred as a result of joining PJM. In addition, the Ohio companies requested to practice over/under-recovery deferral accounting for any differences between the revenues collected starting January 1, 2006 and the actual costs incurred. If the PUCO determines that any of the requested net incremental RTO costs are unrecoverable, it would have an adverse impact on the Ohio companies’ future results of operations and cash flows.

As provided in stipulation agreements approved by the PUCO in 2000, the Ohio companies are deferring customer choice implementation costs and related carrying costs in excess of $40 million. The agreements provide for the deferral of these costs as a regulatory asset until the next distribution base rate cases. Through September 30, 2005, CSPCo and OPCo incurred $42 million and $44 million, respectively, of such costs, and accordingly, deferred $22 million and $24 million, respectively, of such costs for probable future recovery in distribution rates. Recovery of these regulatory assets will be subject to PUCO review in future Ohio filings for new distribution rates. Pursuant to the RSP, recovery of these amounts will be deferred until the next distribution rate filing to change rates after December 31, 2008. The Ohio companies believe that the deferred customer choice implementation costs were prudently incurred to implement and effect customer choice in Ohio and should be recoverable in future distribution rates. If the PUCO determines that any of the deferred costs are unrecoverable, it would have an adverse impact on the Ohio companies’ future results of operations and cash flows.

Integrated Gasification Combined Cycle (IGCC) Power Plant

On March 18, 2005, CSPCo and OPCo filed a joint application with the PUCO seeking authority to recover costs related to building and operating a new approximately 600 MW IGCC power plant using clean-coal technology. The application proposes cost recovery associated with the IGCC plant in three phases. In Phase 1, the Ohio companies would recover approximately $24 million in pre-construction costs during 2006. In Phase 2, the Ohio companies would recover construction-financing costs from 2007 through mid-2010 when the plant is projected to be placed in commercial operation. The proposed recoveries in Phases 1 and 2 will be applied against the 4% limit on additional generation rate increases the Ohio companies could request in 2006, 2007 and 2008, under their RSP. In Phase 3, which begins when the plant enters commercial operation and runs through the operating life of the plant, the Ohio companies would recover, or refund, in distribution rates any difference between the Ohio companies’ market-based standard service offer price for generation and the cost of operating and maintaining the plant, including a return on and return of the projected $1.2 billion cost of the plant along with fuel, consumables and replacement power. As of September 30, 2005, AEP has deferred $6 million of pre-construction IGCC costs. These costs primarily relate to an agreement with GE Energy and Bechtel Corporation to begin the front-end engineering design process.

Litigation

Registrant Subsidiaries continue to be involved in various litigation matters as described in the “Significant Factors - Litigation” section of the Combined Management’s Discussion and Analysis of Registrant Subsidiaries in the 2004 Annual Report. The 2004 Annual Report should be read in conjunction with this report in order to understand other litigation matters that did not have significant changes in status since the issuance of the 2004 Annual Report, but may have an impact on future results of operations, cash flows and financial condition. Other matters described in the 2004 Annual Report that did not have significant changes during the first nine months of 2005, that should be read in order to gain a full understanding of the current litigation include disclosure related to the Coal Transportation Dispute, Enron Bankruptcy and Potential Uninsured Losses. Additionally, refer to the Commitments and Contingencies footnote in the Condensed Notes to Financial Statements of Registrant Subsidiaries for further discussion of these matters.

New Source Review Litigation

See discussion of New Source Review Litigation under “Environmental Matters.”

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

On May 3, 2005, the ALJ issued an Initial Decision concluding that the AEP System is “physically interconnected” but is not confined to a “single area or region.” Therefore, the ALJ concluded that the combined AEP/CSW system does not constitute a single integrated public utility system under PUHCA. Management believes that the merger meets the requirements of PUHCA and filed a petition for review of this Initial Decision, which the SEC has granted.

Management believes the repeal of PUHCA will end litigation challenging the AEP/CSW merger. All parties to the proceeding have filed motions with the SEC supporting dismissal of the proceeding upon repeal of the PUHCA in February 2006.

Texas Commercial Energy, LLP Lawsuit

Texas Commercial Energy, LLP (TCE), a Texas REP, filed a lawsuit in federal District Court in Corpus Christi, Texas, in July 2003, against AEP and four of its subsidiaries, including TCC and TNC, ERCOT and a number of nonaffiliated energy companies, including TXU, CenterPoint, Texas Genco, Reliant, TECO, and Tractebel.  The action alleges violations of the Sherman Antitrust Act, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, civil conspiracy and negligence. The allegations, not all of which are made against TCC and TNC, range from anticompetitive bidding to withholding power. TCE alleges that these activities resulted in price spikes requiring TCE to post additional collateral and ultimately forced it into bankruptcy when it was unable to raise prices to its customers due to fixed price contracts. The suit alleges over $500 million in damages for all defendants and seeks recovery of damages, exemplary damages and court costs.  In June 2004, the Court dismissed all claims against AEP and its subsidiaries. TCE appealed the trial court’s decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit issued its decision in June 2005 and affirmed the lower court’s decision. TCE filed a Petition for Writ of Certiorari with the United States Supreme Court on October 14, 2005. In March 2005, Utility Choice, LLC and Cirro Energy Corporation filed in U.S. District Court alleging similar violations as those alleged in the TCE lawsuit against the same defendants and others.  Trial is scheduled in the Utility Choice/Cirro Energy case for April 2006. On October 18, 2005, the U.S. District Court heard oral argument on our Motion to Dismiss. We intend to continue to vigorously defend against the allegations in these cases.

Ontario Litigation

In June 2005, CSPCo and OPCo were named as two of 21 defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada. They have not been served with the lawsuit. The defendants are alleged to own or operate coal-fired electric generating stations in various states that, through negligence in design, management, maintenance and operation, have emitted NOx, SO2 and particulate matter that have harmed the residents of Ontario. The lawsuit seeks class action designation and damages of approximately $50 billion, with continuing damages of $4 billion annually. The lawsuit also seeks $1 billion in punitive damages. Management believes they have meritorious defenses to this action and intend to defend vigorously against it.

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

This discussion updates certain events occurring in 2005. You should also read the “Significant Factors - Environmental Matters” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries in the 2004 Annual Report for a description of all environmental matters affecting us, including, but not limited to, (1) the current air quality regulatory framework, (2) estimated air quality environmental investments, (3) the Comprehensive Environmental Response Compensation and Liability Act (Superfund) and state remediation, (4) global climate change, (5) costs for spent nuclear fuel disposal and decommissioning, and (6) Clean Water Act regulation.

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

On March 14, 2005, the Administrator of the Federal EPA signed the final CAIR. The rule includes both a seasonal and annual NOx control program as well as an annual SO2 control program. All of the states in which the Registrant Subsidiaries’ generating facilities are located will be subject to the seasonal and annual NOx control programs and the annual SO2 control program, except for Texas, Oklahoma and Arkansas. Texas will be subject to the annual programs only. Arkansas will be subject to the seasonal NOx control program only. Oklahoma is not affected by CAIR. In addition, the compliance deadline for Phase I for the NOx control program has been accelerated to 2009, and will replace any obligations imposed by the NOx State Implementation Plan (SIP) Call in 2009. On August 24, 2005, the Administrator of the Federal EPA published a proposed rule that includes a federal implementation plan (FIP) to reduce transport of fine particulate matter and ozone, modeled on the final CAIR, and proposes to deny the Section 126 petition filed by the State of North Carolina to require reductions of NOx and SO2 from specific facilities in thirteen states, including several AEP facilities. The proposed rule denies North Carolina’s petition for action based on its ozone non-attainment area, since the Federal EPA’s modeling predicts that this area will be in attainment with the 8-hour standard in 2010. The Federal EPA also proposes to deny the petition based on North Carolina’s PM2.5 non-attainment areas, based on the reductions prescribed by the FIP, or to withdraw its Section 126 findings with respect to any state that submits a SIP implementing the CAIR requirements.

On March 15, 2005, the Administrator of the Federal EPA signed a final Clean Air Mercury Rule (CAMR) that will permit mercury emission reductions to be achieved from existing sources through a national cap-and-trade approach. The cap-and-trade approach would include a two-phase mercury reduction program for coal-fired utilities. The final CAMR imposes a national cap on mercury emissions from coal-fired power plants of 38 tons by 2010 and 15 tons by 2018. On October 21, 2005, the Federal EPA announced its decision to reconsider several issues in connection with the CAMR, including the legal basis for its decision to withdraw the December 2000 finding under Section 112 of the CAA and the impacts associated with the implementation of an emissions cap and trading program.

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

The changes in the Federal EPA’s final CAIR, CAMR and CAVR have not caused us to revise our estimates of the capital investments necessary to achieve compliance with these requirements. However, the final rules give states substantial discretion in developing their rules to implement these programs, and states will have 18 months after publication of the notice of final rulemaking to submit their revised SIPs. In addition, the CAIR, CAMR and CAVR have been challenged in the United States Court of Appeals for the District of Columbia. As a result, the ultimate requirements may not be known for several years and may depart significantly from the rules described herein. If the final rules are remanded by the court, if states elect not to participate in the federal cap-and-trade programs, and/or if states elect to impose additional requirements on individual units that are already subject to the CAIR, CAVR and/or CAMR, our costs could increase significantly. The cost of compliance could have an adverse effect on future results of operations, cash flows and financial condition unless recovered from customers.

New Source Review (NSR) Litigation

The Federal EPA and a number of states have alleged APCo, CSPCo, I&M, OPCo and other nonaffiliated utilities modified certain units at coal-fired generating plants in violation of the new source review requirements of the CAA. The Federal EPA filed its complaints against AEP subsidiaries in U.S. District Court for the Southern District of Ohio. The Court also consolidated a separate lawsuit, initiated by certain special interest groups, with the Federal EPA case. The alleged modifications occurred at the generating units over a 20-year period. A bench trial on the liability issues was held during July 2005. Briefing has concluded.

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

In June 2004, the Federal EPA issued a Notice of Violation (NOV) in order to “perfect” its complaint in the pending litigation. The NOV expands the number of alleged “modifications” undertaken at the Amos, Cardinal, Conesville, Kammer, Muskingum River, Sporn and Tanners Creek plants during scheduled outages on these units from 1979 through the present. Approximately one-third of the allegations in the NOV were already contained in allegations made by the states or the special interest groups in the pending litigation. The Federal EPA filed a motion to amend its complaints and to expand the scope of the pending litigation. The AEP subsidiaries opposed that motion. In September 2004, the judge disallowed the addition of claims to the pending case. The judge also granted motions to dismiss a number of allegations in the original filing. Subsequently, the Federal EPA and eight Northeastern states each filed an additional complaint containing the same allegations against the Amos and Conesville plants that the judge disallowed in the pending case. The Northeastern states’ complaint has been assigned to the same judge in the U.S. District Court for the Southern District of Ohio. AEP filed an answer to the Northeastern states’ complaint to the Federal EPA’s complaint, denying the allegations and stating its defenses.

On June 24, 2005, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part the new source review reform regulations adopted by the Federal EPA in December 2002. The court upheld the Federal EPA’s decision to apply an actual-to-future actual emissions, and includes test, utilizing a five-year look back period to establish actual baseline emissions for utilities and a ten-year period for other sources. This excludes increased emissions unrelated to a physical change from the projected emissions and includes emissions associated with demand growth. The court vacated the Federal EPA’s adoption of a broad pollution control project exclusion that includes projects that result in a significant collateral emissions increase, and the “clean unit” applicability test, and remanded certain recordkeeping requirements to the Federal EPA.

On August 30, 2005, the United States Court of Appeals for the Fourth Circuit denied the petitions for rehearing filed by the United States and other appellants in the Duke Energy case. On October 13, 2005, the Administrator of the Federal EPA signed a proposed rule that would adopt a test for determining when an emissions increase results from a change at an existing electric utility generating unit under the federal NSR programs that would be consistent with the test adopted and applied by the Fourth Circuit in the Duke Energy case. This would be based on maximum hourly emissions before and after the change. The Federal EPA is also seeking comments on two alternative formulations of the emission increase test.  We have filed a Motion in the NSR litigation that asks the Court, among other things, to dismiss the NSR cases on due process grounds based on the statements and admissions the Federal EPA made in promulgating the proposed rule.

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

SWEPCo Notice of Enforcement and Notice of Citizen Suit

On July 13, 2004, two special interest groups issued a notice of intent to commence a citizen suit under the CAA for alleged violations of various permit conditions in permits issued to several SWEPCo generating plants. On March 10, 2005, a complaint was filed in Federal District Court for the Eastern District of Texas by the two special interest groups, alleging violations of the CAA at Welsh Plant. SWEPCo filed a response to the complaint in May 2005.

On July 19, 2004, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement to SWEPCo relating to the Welsh Plant containing a summary of findings resulting from a compliance investigation at the plant. On April 11, 2005, TCEQ issued an Executive Director’s Preliminary Report and Petition recommending the entry of an enforcement order to undertake certain corrective actions and assessing an administrative penalty of approximately $228 thousand against SWEPCo based on alleged violations of certain representations regarding heat input and fuel characteristics in SWEPCo’s permit application and the violations of certain recordkeeping and reporting requirements. SWEPCo responded to the preliminary report and petition on May 2, 2005. The enforcement order contains a recommendation that would limit the heat input on each Welsh unit to the referenced heat input contained within the permit application within 10 days of the issuance of a final TCEQ order and until a permit amendment is issued. SWEPCo had previously requested a permit alteration to remove the references to a specific heat input value for each Welsh unit.

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

On July 27, 2004, the Federal EPA Region 5 issued an Administrative Complaint related to the alleged failure of I&M to immediately report under Superfund and EPCRA a November 2002 release of sodium hypochlorite from the Cook Plant. I&M and the Federal EPA signed a Final Consent Agreement and Final Order related to the Administrative Complaint effective June 30, 2005. I&M paid a $15 thousand penalty and will invest in a supplemental environmental project at the Cook Plant.

On December 21, 2004, the Federal EPA notified OPCo of its intent to file a Civil Administrative Complaint, alleging one violation of Superfund reporting obligations and two violations of EPCRA for failure to timely report a June 2004 release of an RQ amount of ammonia from OPCo’s Gavin Plant SCR system. The Federal EPA indicated its intent to seek civil penalties. OPCo and the Federal EPA signed a Final Consent Agreement and Final Order related to the Administrative Complaint effective September 30, 2005. OPCo paid a $16 thousand penalty and will invest in a supplemental environmental project at the Gavin Plant.

Carbon Dioxide Public Nuisance Claims

In July 2004, attorneys general from eight states and the corporation counsel for the City of New York filed an action in federal district court for the Southern District of New York against AEP, AEPSC and four other nonaffiliated governmental and investor-owned electric utility systems. That same day, a similar complaint was filed in the same court against the same defendants by the Natural Resources Defense Council on behalf of three special interest groups. The actions alleged that carbon dioxide emissions from power generation facilities constitute a public nuisance under federal common law due to impacts associated with global warming, and sought injunctive relief in the form of specific emission reduction commitments from the defendants. In September 2004, the defendants, including AEP and AEPSC, filed a motion to dismiss the lawsuits. In September 2005, the lawsuits were dismissed. A notice of appeal to the Second Circuit Court of Appeals has been filed on behalf of all plaintiffs. A briefing schedule has not been established.

CONTROLS AND PROCEDURES

During the third quarter of 2005, management, including the principal executive officer and principal financial officer of each of AEP, AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC (collectively, the Registrants), evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2005, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material legal proceedings, see Note 5, Commitments and Contingencies, incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

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

AMERICAN ELECTRIC POWER COMPANY, INC.

By: /s/Joseph M. Buonaiuto
Joseph M. Buonaiuto
Controller and Chief Accounting Officer

AEP GENERATING COMPANY
AEP TEXAS CENTRAL COMPANY
AEP TEXAS NORTH COMPANY
APPALACHIAN POWER COMPANY
COLUMBUS SOUTHERN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
KENTUCKY POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/Joseph M. Buonaiuto
Joseph M. Buonaiuto
Controller and Chief Accounting Officer

Date: November 4, 2005

EXHIBIT 31(a)
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael G. Morris, certify that:

1.	I have reviewed this report on Form 10-Q of American Electric Power Company, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2005    By:          /s/ Michael G. Morris
Michael G. Morris
Chief Executive Officer

EXHIBIT 31(b)
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael G. Morris, certify that:

1.	I have reviewed this report on Form 10-Q of:

AEP Generating Company
AEP Texas Central Company
AEP Texas North Company
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Kentucky Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this report;

4.
Each registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
Each registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2005    By:          /s/ Michael G. Morris
Michael G. Morris
Chief Executive Officer

EXHIBIT 31(c)
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Susan Tomasky, certify that:

1.	I have reviewed this report on Form 10-Q of American Electric Power Company, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2005    By:          /s/ Susan Tomasky
Susan Tomasky
Chief Financial Officer

EXHIBIT 31(d)
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Susan Tomasky, certify that:

1.	I have reviewed this report on Form 10-Q of:

AEP Generating Company
AEP Texas Central Company
AEP Texas North Company
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Kentucky Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this report;

4.
Each registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
Each registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2005    By:          /s/ Susan Tomasky
Susan Tomasky
Chief Financial Officer

Exhibit 32(a)

This Certification is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, except as otherwise stated in such filing.

Certification Pursuant to Section 1350 of Chapter 63
of Title 18 of the United States Code

In connection with the Quarterly Report of the Companies (as defined below) on Form 10-Q (the “Reports”) for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, I, Michael G. Morris, the chief executive officer of

American Electric Power Company, Inc.
AEP Generating Company
AEP Texas Central Company
AEP Texas North Company
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Kentucky Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

(the “Companies”), certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, based on my knowledge (i) the Reports fully comply with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Reports fairly presents, in all material respects, the financial condition and results of operations of the Companies.

/s/ Michael G. Morris
Michael G. Morris
Chief Executive Officer

November 4, 2005

A signed original of this written statement required by Section 906 has been provided to American Electric Power Company, Inc. and will be retained by American Electric Power Company, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32(b)

This Certification is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, except as otherwise stated in such filing.

Certification Pursuant to Section 1350 of Chapter 63
of Title 18 of the United States Code

In connection with the Quarterly Report of the Companies (as defined below) on Form 10-Q (the “Reports”) for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, I, Susan Tomasky, the chief financial officer of

American Electric Power Company, Inc.
AEP Generating Company
AEP Texas Central Company
AEP Texas North Company
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Kentucky Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

(the “Companies”), certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, based on my knowledge (i) the Reports fully comply with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Reports fairly presents, in all material respects, the financial condition and results of operations of the Companies.

/s/ Susan Tomasky
Susan Tomasky
Chief Financial Officer

November 4, 2005

A signed original of this written statement required by Section 906 has been provided to American Electric Power Company, Inc. and will be retained by American Electric Power Company, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.