Form 10-K
period 2010-12-31
AMERICAN ELECTRIC POWER CO INC
filed 2011-02-25
CIK 4904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission File Number	Registrants; States of Incorporation; Address and Telephone Number	I.R.S. Employer Identification Nos.
1-3525	American Electric Power Company, Inc. (A New York Corporation)	13-4922640
1-3457	Appalachian Power Company (A Virginia Corporation)	54-0124790
1-2680	Columbus Southern Power Company (An Ohio Corporation)	31-4154203
1-3570	Indiana Michigan Power Company (An Indiana Corporation)	35-0410455
1-6543	Ohio Power Company (An Ohio Corporation)	31-4271000
0-343	Public Service Company of Oklahoma (An Oklahoma Corporation)	73-0410895
1-3146	Southwestern Electric Power Company (A Delaware Corporation) 1 Riverside Plaza, Columbus, Ohio 43215 Telephone (614) 716-1000	72-0323455

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
American Electric Power Company, Inc.	Common Stock, $6.50 par value	New York Stock Exchange
Appalachian Power Company	None
Columbus Southern Power Company	None
Indiana Michigan Power Company	None
Ohio Power Company	None
Public Service Company of Oklahoma	6% Senior Notes, Series B, Due 2032	New York Stock Exchange
Southwestern Electric Power Company	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
American Electric Power Company, Inc.	None
Appalachian Power Company	4.50% Cumulative Preferred Stock, Voting, no par value
Columbus Southern Power Company	None
Indiana Michigan Power Company	None
Ohio Power Company	4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma	None
Southwestern Electric Power Company	4.28% Cumulative Preferred Stock, Voting, $100 par value
4.65% Cumulative Preferred Stock, Voting, $100 par value
5.00% Cumulative Preferred Stock, Voting, $100 par value

Indicate by check mark if the registrants American Electric Power Company, Inc., and Appalachian Power Company is each a well-known seasoned issuer, as defined in Rule 405 on the Securities Act.	Yes ☒	No. ☐

Indicate by check mark if the registrants Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 on the Securities Act.
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark if the registrants are shell companies, as defined in Rule 12b-2 of the Exchange Act.	Yes ☐	No. ☒

Columbus Southern Power Company and Indiana Michigan Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2010, the last trading date of the registrants’ most recently completed second fiscal quarter
		Number of shares of common stock outstanding of the registrants at December 31, 2010
American Electric Power Company, Inc.	$15,530,071,139	480,807,156
		($6.50 par value)
Appalachian Power Company	None	13,499,500
		(no par value)
Columbus Southern Power Company	None	16,410,426
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

Note On Market Value Of Common Equity Held By Non-Affiliates

American Electric Power Company, Inc. owns all of the common stock of Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see Item 12 herein).

Documents Incorporated By Reference

Description	Part of Form 10-K Into Which Document Is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2010:	Part II
American Electric Power Company, Inc.
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2011 Annual Meeting of Shareholders.	Part III

Portions of Information Statements of the following companies for 2011 Annual Meeting of Shareholders:	Part III
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

TABLE OF CONTENTS
Item Number			Page Number
		Glossary of Terms	i
		Forward-Looking Information	iv
PART I
1		Business
		General	1
		Utility Operations	11
		AEP River Operations	23
		Generation and Marketing	23
1	A	Risk Factors	24
1	B	Unresolved Staff Comments	36
2		Properties	36
		Generation Facilities	36
		Transmission and Distribution Facilities	38
		Titles	38
		System Transmission Lines and Facility Siting	38
		Construction Program	39
		Potential Uninsured Losses	39
3		Legal Proceedings	40
4		(Removed and Reserved)	40
		Executive Officers of the Registrant	40
PART II
5		Market For Registrants’ Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	42
6		Selected Financial Data	42
7		Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	42
7	A	Quantitative And Qualitative Disclosures About Market Risk	42
8		Financial Statements And Supplementary Data	42
9		Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	43
9	A	Controls And Procedures	43
9	B	Other Information	43
PART III
10		Directors, Executive Officers and Corporate Governance	44
11		Executive Compensation	45
12		Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters	45
13		Certain Relationships and Related Transactions, And Director Independence	46
14		Principal Accounting Fees And Services	46
PART IV
15		Exhibits and Financial Statement Schedules	48
		Financial Statements	48
		Signatures	49
		Index to Financial Statement Schedules	S-1
		Reports of Independent Registered Public Accounting Firm	S-2
		Exhibit Index	E-1

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
AECC	Arkansas Electric Cooperative Corporation, an unaffiliated corporation
AEGCo	AEP Generating Company, an electric utility subsidiary of AEP
AEP or parent	American Electric Power Company, Inc.
AEP East companies	APCo, CSPCo, I&M, KPCo and OPCo
AEP Power Pool	APCo, CSPCo, I&M, KPCo and OPCo, as parties to the Interconnection Agreement
AEP River Operations	AEP’s inland river transportation subsidiary, AEP River Operations LLC (formerly AEP MEMCO LLC), operating primarily on the Ohio, Illinois, and lower Mississippi rivers
AEPSC	American Electric Power Service Corporation, a service company subsidiary of AEP
AEP System or the System	The American Electric Power System, an integrated electric utility system, owned and operated by AEP’s electric utility subsidiaries
AEP West companies	PSO, SWEPCo, TCC and TNC
AEP Utilities	AEP Utilities, Inc., a subsidiary of AEP, formerly, Central and South West Corporation
AFUDC	Allowance for funds used during construction (the net cost of borrowed funds, and a reasonable rate of return on other funds, used for construction under regulatory accounting)
ALJ	Administrative law judge
APCo	Appalachian Power Company, a public utility subsidiary of AEP
APSC	Arkansas Public Service Commission
Buckeye	Buckeye Power, Inc., an unaffiliated corporation
CAA	Clean Air Act
CAAA	Clean Air Act Amendments of 1990
CCS	Carbon capture and storage technology
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CO2	Carbon dioxide and other greenhouse gases
Cook Plant	The Donald C. Cook Nuclear Plant, owned by I&M, and located near Bridgman, Michigan
CSPCo	Columbus Southern Power Company, a public utility subsidiary of AEP
CSW	Central and South West Corporation, a public utility holding company that merged with AEP in June 2000.
CSW Operating Agreement
Agreement, dated January 1, 1997, as amended, originally by and among PSO, SWEPCo, TCC and TNC, currently by and between PSO and SWEPCo governing generating capacity allocation, energy pricing, and revenues and costs of third party sales.  AEPSC acts as the agent for the parties.

DOE	United States Department of Energy
DP&L	The Dayton Power and Light Company, an unaffiliated utility company
Duke Ohio	Duke Energy Ohio, Inc.
EMF	Electric and Magnetic Fields
EPA	United States Environmental Protection Agency
EPACT	The Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plans, filed with the PUCO, pursuant to the Ohio Amendments
ETEC	East Texas Electric Cooperative
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
I&M	Indiana Michigan Power Company, a public utility subsidiary of AEP
IGCC	Integrated Gasification Combined Cycle

i

Abbreviation or Acronym	Definition
Interconnection Agreement	Agreement, dated July 6, 1951, as amended, by and among APCo, CSPCo, I&M, KPCo and OPCo, defining the sharing of costs and benefits associated with their respective generating plants
IURC	Indiana Utility Regulatory Commission
KgPCo	Kingsport Power Company, a public utility subsidiary of AEP
KPCo	Kentucky Power Company, a public utility subsidiary of AEP
KPSC	Kentucky Public Service Commission
Lawrenceburg Plant	A 1,146 MW gas-fired unit owned by AEGCo and located near Lawrenceburg, Indiana
LLWPA	Low-Level Waste Policy Act of 1980
LPSC	Louisiana Public Service Commission

MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
NOx	Nitrogen oxide
NPC	National Power Cooperatives, Inc., an unaffiliated corporation
NRC	Nuclear Regulatory Commission
NSR Consent Decree
The 2007 settlement with the Federal EPA, the United States Department of Justice, certain states and special interest groups that ended the litigation which had alleged that APCo, CSPCo, I&M and OPCo violated the new source review requirements of the CAA.

OASIS	Open Access Same-time Information System
OATT	Open Access Transmission Tariff, filed with FERC
OCC	Corporation Commission of the State of Oklahoma
Ohio Act	Ohio electric restructuring legislation
Ohio Amendments	Amendments to the Ohio Act adopted in April 2008 which required electric utilities to adjust their rates by filing an ESP with the PUCO
OPCo	Ohio Power Company, a public utility subsidiary of AEP
OSS	Off-system sales
OVEC	Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo together own a 43.47% equity interest
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PM	Particulate Matter
Power Pool	The pooled generation resources of AEP East companies established under the Interconnection Agreement
PSO	Public Service Company of Oklahoma, a public utility subsidiary of AEP
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REP	Texas retail electricity provider
Rockport Plant	A generating plant owned and partly leased by AEGCo and I&M (two 1,300 MW, coal-fired) located near Rockport, Indiana
ROE	Return on Equity
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Service
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SWEPCo	Southwestern Electric Power Company, a public utility subsidiary of AEP
TA	Transmission Agreement dated April 1, 1984 by and among APCo, CSPCo, I&M, KPCo, KgPCo, OPCo and WPCo, which allocates costs and benefits in connection with the operation of transmission assets

Abbreviation or Acronym	Definition
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

FORWARD-LOOKING INFORMATION

This report made by the registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7—Management’s Financial Discussion and Analysis,” but there are others throughout this document, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” and similar expressions, and include statements reflecting future results or guidance and statements of outlook. These matters are subject to risks and uncertainties such as those below and as further described in our Risk Factors that could cause actual results to differ materially from those projected. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

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

•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load, customer growth and the impact of retail competition, particularly in Ohio.
•	Weather conditions, including storms, and our ability to recover significant storm restoration costs through applicable rate mechanisms.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness and performance of fuel suppliers and transporters.
•	Availability of necessary generating capacity and the performance of our generating plants.
•	Our ability to resolve I&M’s Donald C. Cook Nuclear Plant Unit 1 restoration and outage-related issues through warranty, insurance and the regulatory process.
•	Our ability to recover regulatory assets and stranded costs in connection with deregulation.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
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

•	Resolution of litigation.
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity, natural gas and other energy-related commodities.
•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	Volatility and changes in markets for electricity, natural gas, coal, nuclear fuel and other energy-related commodities.
•	Changes in utility regulation, including the implementation of ESPs and related regulation in Ohio and the allocation of costs within regional transmission organizations, including PJM and SPP.
•	Accounting pronouncements periodically issued by accounting standard-setting bodies.

•
The impact of volatility in the capital markets on the value of the investments held by our pension, other postretirement benefit plans, captive insurance entity and nuclear decommissioning trust and the impact on future funding requirements.

•	Prices and demand for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, cyber security threats and other catastrophic events.
•	Our ability to recover through rates or prices any remaining unrecovered investment in generating units that may be retired before the end of their previously projected useful lives.

v

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

At December 31, 2010, the subsidiaries of AEP had a total of 18,712 employees. Because it is a holding company rather than an operating company, AEP has no employees. The public utility subsidiaries of AEP are:

APCo (organized in Virginia in 1926) is engaged in the generation, transmission and distribution of electric power to approximately 957,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2010, APCo and its wholly owned subsidiaries had 2,186 employees.  Among the principal industries served by APCo are paper, rubber, coal mining, textile mill products and stone, clay and glass products. In addition to its AEP System interconnections, APCo is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Carolina and Virginia Electric and Power Company. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.  APCo is a member of PJM.

CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, transmission and distribution of electric power to approximately 749,000 retail customers in Ohio, and in supplying and marketing electric power at wholesale to other electric utilities, municipalities and other market participants. At December 31, 2010, CSPCo had 1,082 employees. CSPCo’s service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are primary metals, chemicals and allied products, health services and electronic machinery. In January 2011, CSPCo and OPCo filed an application with the FERC requesting approval for CSPCo to merge into OPCo, effective in October 2011.  Decisions are pending from the PUCO and the FERC.  In addition to its AEP System interconnections, CSPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, DP&L and Ohio Edison Company.  CSPCo is a member of PJM.

I&M (organized in Indiana in 1925) is engaged in the generation, transmission and distribution of electric power to approximately 582,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  At December 31, 2010, I&M had 2,705 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and chemicals and allied products, rubber products and transportation equipment. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana.  Subject to regulatory approval, I&M has agreed to purchase these assets.  In addition to its AEP System interconnections, I&M is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, Duke Ohio, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, Duke Indiana and Richmond Power & Light Company.  I&M is a member of PJM.

KPCo (organized in Kentucky in 1919) is engaged in the generation, transmission and distribution of electric power to approximately 174,000 retail customers in an area in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  At December 31, 2010, KPCo had 417 employees. Among the principal industries served are petroleum refining, coal mining and chemical production. In addition to its AEP System interconnections, KPCo is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KPCo is also interconnected with TVA.  KPCo is a member of PJM.

KgPCo (organized in Virginia in 1917) provides electric service to approximately 47,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. At December 31, 2010, Kingsport Power Company had 52 employees.

OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, transmission and distribution of electric power to approximately 706,000 retail customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2010, OPCo had 2,100 employees. Among the principal industries served by OPCo are primary metals, chemical manufacturing, petroleum refining, and rubber and plastic products. In January 2011, CSPCo and OPCo filed an application with the FERC requesting approval for CSPCo to merge into OPCo, effective in October 2011.  Decisions are pending from the PUCO and the FERC.  In addition to its AEP System interconnections, OPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.  OPCo is a member of PJM.

PSO (organized in Oklahoma in 1913) is engaged in the generation, transmission and distribution of electric power to approximately 532,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2010, PSO had 1,150 employees. Among the principal industries served by PSO are paper manufacturing and timber products, natural gas and oil extraction, transportation, non-metallic mineral production, oil refining and steel processing, In addition to its AEP System interconnections, PSO is interconnected with Empire District Electric Company, Oklahoma Gas and Electric Company, Southwestern Public Service Company and Westar Energy, Inc.  PSO is a member of SPP.

SWEPCo (organized in Delaware in 1912) is engaged in the generation, transmission and distribution of electric power to approximately 520,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2010, SWEPCo had 1,382 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges and universities.

SWEPCO also owns and operates a lignite coal mining operation.  In addition to its AEP System interconnections, SWEPCo is interconnected with Cleco Corp., Empire District Electric Co., Entergy Corp. and Oklahoma Gas & Electric Co.  SWEPCo is a member of SPP.

TCC (organized in Texas in 1945) is engaged in the transmission and distribution of electric power to approximately 775,000 retail customers through REPs in southern Texas. TCC has sold all of its generation assets.  At December 31, 2010, TCC had 1,006 employees. Among the principal industries served by TCC are chemical and petroleum refining, chemicals and allied products, oil and gas extraction, food processing, metal refining, plastics, and machinery equipment. In addition to its AEP System interconnections, TCC is a member of ERCOT.

TNC (organized in Texas in 1927) is engaged in the transmission and distribution of electric power to approximately 186,000 retail customers through REPs in west and central Texas. TNC’s generating capacity has been transferred to an affiliate at TNC’s cost pursuant to an agreement effective through 2027.  At December 31, 2010, TNC had 319 employees. Among the principal industries served by TNC are petroleum refining, agriculture and the manufacturing or processing of cotton seed products, oil products, precision and consumer metal products, meat products and gypsum products. The territory served by TNC also includes several military installations and correctional facilities. In addition to its AEP System interconnections, TNC is a member of ERCOT.

WPCo (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 retail customers in northern West Virginia. WPCo does not own any generating facilities.  WPCo is a member of PJM. It purchases electric power from OPCo for distribution to its customers. At December 31, 2010, WPCo had 52 employees.

AEGCo (organized in Ohio in 1982) is an electric generating company. AEGCo sells power at wholesale to I&M, CSPCo and KPCo. AEGCo has no employees.

SERVICE COMPANY SUBSIDIARY

AEP also owns a service company subsidiary, AEPSC.  AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP affiliated companies.  The executive officers of AEP and certain of its public utility subsidiaries are employees of AEPSC.  At December 31, 2010, AEPSC had 5,132 employees.

CLASSES OF SERVICE

The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2010 are as follows:

Description	AEP System (a)	APCo	CSPCo	I&M
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$5,125,000	$1,221,563	$883,766	$496,605
Commercial Sales	3,406,000	559,718	751,724	364,908
Industrial Sales	2,840,000	653,762	254,342	400,140
PJM Net Charges	(42,000)	(14,008)	(7,852)	(7,998)
Provision for Rate Refund	(52,000)	4,147	(50,000)	-
Other Retail Sales	207,000	74,331	7,053	6,610
Total Retail	11,484,000	2,499,513	1,839,033	1,260,265
Wholesale
Off-System Sales	1,812,000	439,689	223,799	474,472
Transmission	181,000	(20,518)	(14,399)	(139)
Total Wholesale	1,993,000	419,171	209,400	474,333
Other Electric Revenues	145,000	31,499	14,822	740
Other Operating Revenues	65,000	8,713	2,792	15,368
Sales to Affiliates	-	316,207	82,994	445,021
Total Utility Operating Revenues	13,687,000	3,275,103	2,149,041	2,195,727
OTHER	740,000	-	-	-
TOTAL REVENUES	$14,427,000	$3,275,103	$2,149,041	$2,195,727

(a)	Includes revenues of other subsidiaries not shown. Intercompany transactions have been eliminated for the year ended December 31, 2010.

Description	OPCo	PSO	SWEPCo
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$735,551	$523,997	$496,454
Commercial Sales	464,770	337,856	392,193
Industrial Sales	660,952	222,087	275,229
PJM Net Charges	(9,295)	-	-
Provision for Rate Refund	-	(55)	(6,375)
Other Retail Sales	10,957	72,125	7,800
Total Retail	1,862,935	1,156,010	1,165,301
Wholesale
Off-System Sales	311,246	46,364	240,935
Transmission	(16,288)	30,039	44,336
Total Wholesale	294,958	76,403	285,271
Other Electric Revenues	1,313	14,503	18,942
Other Operating Revenues	17,509	3,218	2,150
Sales to Affiliates	1,046,992	23,528	51,870
Total Utility Operating Revenues	3,223,707	1,273,662	1,523,534
OTHER	-	-	-
TOTAL REVENUES	$3,223,707	$1,273,662	$1,523,534

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt is also used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt. In recent history, short-term funding needs have been provided for by cash on hand, borrowing under AEP's revolving credit agreements and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program. Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity. See Management’s Financial Discussion and Analysis, included in the 2010 Annual Reports, under the heading entitled Financial Condition for additional information concerning short-term funding and our access to bank lines of credit, commercial paper and capital markets.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test and, for AEP and its significant subsidiaries, a $50 million cross-acceleration provision. At December 31, 2010, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See Management’s Financial Discussion and Analysis, included in the 2010 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP’s credit agreements.

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

The success of the SO2 cap-and-trade program encouraged the Federal EPA and the states to use it as a model for other emission reduction programs.  We continue to meet our obligations under the Acid Rain Program through the installation of controls, use of alternate fuels and participation in the emissions allowance markets.  Subsequent programs developed by Federal EPA have imposed more stringent SO2 and NOx emission reduction requirements than the Acid Rain Program on many of our facilities.  We have installed additional controls and taken other actions to achieve compliance with these programs.

National Ambient Air Quality Standards:  The CAA requires the Federal EPA to review the available scientific data for criteria pollutants periodically and establish a concentration level in the ambient air for those substances that is adequate to protect the public health and welfare with an extra safety margin.  Federal EPA also can list additional pollutants and develop concentration levels for them.  These concentration levels are known as national ambient air quality standards (NAAQS).

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (nonattainment areas).  Each state must develop a state implementation plan (SIP) to bring nonattainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.   All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  In 2008, the Federal EPA issued revised NAAQS for both ozone and fine particulate matter (PM 2.5). The PM 2.5 standard was remanded by the D.C. Circuit Court of Appeals, and a new standard is under development.  In 2009 the Obama Administration reconsidered the ozone standard and proposed a more stringent standard, which is expected to be finalized in 2011.  Federal EPA has also adopted a new short-term standard for SO2, a lower standard for NO2,, and a lower standard for lead.  The states will develop new SIPs for these standards, which could result in additional emission reductions being required from our facilities.

In 2005, the Federal EPA issued the Clean Air Interstate Rule (CAIR), which requires additional reductions in SO2 and NOx emissions from power plants and assists states developing new SIPs to meet the NAAQS.  For additional information regarding CAIR, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Clean Air Act Requirements.  In July 2010, the Federal EPA issued a proposed rule to replace CAIR (the Transport Rule) that would impose new and more stringent requirements to control SO2 and NOx emissions from fossil fuel-fired electric generating units in 31 states and the District of Columbia.  For additional information regarding the Transport Rule, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Clean Air Act Requirements.

Hazardous Air Pollutants:  As a result of the 1990 Amendments to the CAA, the Federal EPA investigated hazardous air pollutant (HAP) emissions from the electric utility sector and submitted a report to Congress, identifying mercury emissions from coal-fired power plants as warranting further study.  In 2005, the Federal EPA issued a Clean Air Mercury Rule (CAMR) setting New Source Performance Standards (NSPS) for mercury emissions from new and modified coal-fired power plants and requiring all states to issue new SIPs including mercury requirements for existing coal-fired power plants.  For additional information regarding CAMR, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Clean Air Act Requirements.

Regional Haze:  The CAA establishes visibility goals for certain federally designated areas, including national parks, and requires states to submit SIPs that will demonstrate reasonable progress toward preventing impairment of visibility in these areas (Regional Haze program).  In 2005, the Federal EPA issued its Clean Air Visibility Rule (CAVR), detailing how the CAA’s best available retrofit technology requirements will be applied to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  For additional information regarding CAVR, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Clean Air Act Requirements.

In January 2009, the Federal EPA issued a determination that 37 states (including Indiana, Ohio, Oklahoma, Texas and Virginia) failed to submit SIP’s fulfilling the Regional Haze program requirements by the deadline, and commencing a 2-year period for the development of a Federal Implementation Plan (FIP) in these states.  Oklahoma subsequently submitted a proposed SIP to Federal EPA, but anticipates that Federal EPA will disapprove the plan and propose a FIP in early 2011.  We are unable to predict if or how the remand of CAIR or the development of a FIP to satisfy CAVR in certain states may affect our compliance obligations for the Regional Haze programs.

Greenhouse Gas Emissions:  In the absence of comprehensive climate change legislation, Federal EPA has taken action to regulate CO2 emissions under the existing requirements of the CAA.  Such actions are being legally challenged by numerous parties.  For additional information regarding Federal EPA action taken to regulate CO2 emissions, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Clean Air Act Requirements.

Our fossil fuel-fired generating units are large sources of CO2 emissions.  If substantial CO2 emission reductions are required, there will be significant increases in capital expenditures and operating costs which would hasten the ultimate retirement of older, less-efficient, coal-fired units.  To the extent we install additional controls on our generating plants to limit CO2 emissions and receive regulatory approvals to increase our rates, return on capital investment would have a positive effect on future earnings.  Prudently incurred capital investments made by our subsidiaries in rate-regulated jurisdictions to comply with legal requirements and benefit customers are generally included in rate base for recovery and earn a return on investment.  We would expect these principles to apply to investments made to address new environmental requirements.  However, requests for rate increases reflecting these costs can affect us adversely because our regulators could limit the amount or timing of increased costs that we would recover through higher rates.  To the extent our costs are relatively higher than our competitors’ costs, such as operators of nuclear generation, it could reduce our off-system sales or cause us to lose customers in jurisdictions that permit customers to choose their supplier of generation service.

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

Clean Water Act Requirements

Our operations are also subject to the Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits, and regulates systems that withdraw surface water for use in our power plants.  In 2004, the Federal EPA issued a final rule requiring all large existing power plants with once-through cooling water systems to meet certain standards to reduce mortality of aquatic organisms pinned against the plant’s cooling water intake screen or entrained in the cooling water.  The standards varied based on the water bodies from which the plants draw their cooling water.

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

In April 2009, the U.S. Supreme Court issued a decision that allows the Federal EPA the discretion to rely on cost-benefit analysis in setting national performance standards and in providing for cost-benefit variances from those standards as part of the regulations.  We cannot predict if or how the Federal EPA will apply this decision to any revision of the regulations or what effect it may have on similar requirements adopted by the states.  We expect Federal EPA to issue revised rules in 2011.

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

In June 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  For additional information regarding Federal EPA action taken to regulate the disposal and beneficial re-use of coal combustion residuals and the potential impact on our operations., see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters—Coal Combustion Residual Rule.

Global Warming

Position and strategy:  We continue to support a federal legislative approach to energy policy as the most effective means of reducing emissions of CO2 and other greenhouse gases (generally referred to as CO2) that recognizes that a reliable and affordable electricity supply is vital to economic recovery and growth. We do not believe regulating CO2 emissions under the Clean Air Act is the appropriate solution. During the past decade, we have taken voluntary actions to reduce and offset our CO2 emissions. Unfortunately, two of the voluntary programs that helped businesses such as AEP to set quantitative commitments no longer exist. The U.S. EPA’s Climate Leaders Program and the Chicago Climate Exchange both ended their reduction obligations at the end of 2010. However, through these programs and others, we voluntarily reduced our CO2 emissions by approximately 94 million metric tons during the 2003 to 2009 period. We expect our emissions to continue to decline over time as we diversify our generating sources and operate fewer coal units. The projected decline in coal-fired generation is due to a number of factors including the ongoing cost of operating older units, increasing environmental regulations requiring significant capital investments and changing commodity market fundamentals. Our strategy for this transformation is to protect the reliability of the electric system and reduce our emissions by pursuing multiple options. These include diversifying our fuel portfolio and generating more electricity from natural gas, supporting incentives to invest in more nuclear generation, carbon capture and storage and other advanced coal technologies, increasing energy efficiency and investing in renewable resources, where there is regulatory support. Meanwhile the U.S. EPA began regulating CO2 emissions from large stationary sources such as power plants in 2011 by issuing a series of rules under the NSR prevention of significant deterioration and Title V operating permit programs in the states.

For additional information on legislative and regulatory responses to global warming, including limitations on CO2 emissions, see Management’s Financial Discussion and Analysis under the headings entitled Environmental Matters – Global Warming. Specific steps taken to reduce CO2 emissions include the following:

Carbon Capture and Storage

The 20 MW CCS Validation Project at the Mountaineer Plant in West Virginia successfully captured over 27,000 metric tons of CO2 between 2009 and 2010 and stored over 17,000 metric tons underground.  In January 2011, we began preliminary engineering and design work for a second, commercial-scale coal-derived CO2 capture and storage system at the Mountaineer Plant. We are also updating our estimates for the costs related to the commercial scale project.  We will evaluate the updated estimates before any decision is made to seek the necessary regulatory approvals to build the commercial scale project.  The project will be partially funded through the U.S. Department of Energy’s Clean Coal Power Initiative. AEP was awarded federal grant funding of $334 million, which represents approximately half the expected cost of this project, exclusive of asset retirement obligations.

Renewable Sources of Energy

Some of our states have laws or commission orders that establish requirements or goals for renewable and/or alternative energy (Louisiana, Ohio, Arkansas, Michigan, West Virginia, Texas, Virginia and Oklahoma) and we are taking steps to comply with these rules in a timely fashion. A key sustainability commitment we made is to increase renewable power by an additional 2,000 MW from 2007 levels by 2011, subject to regulatory approval. By the end of 2010, AEP secured through power purchase agreements an additional 1,111 MW of renewable power.

End User Energy Efficiency

Energy efficiency is a high priority for AEP because it can be a cost-effective way to reduce energy demand and potentially delay the need for new power plants. We work collaboratively with regulators, technical experts, environmental groups and others to develop and implement efficiency and demand response programs. From 2008 through 2010, we have achieved approximately 321 MW and 1,072,000 MWh of demand and energy reductions, respectively. We have a company 2012 goal to reduce 1,000 MW of demand and 2,250,000 MWh of energy consumption. We expect to surpass our energy reduction target subject to regulatory approvals, appropriate cost recovery, and continued customer demand for programs. In 2010, we invested over $70 million throughout most of our service territory in energy efficiency initiatives.

gridSMART ®

AEP’s gridSMART ® initiative is designed to demonstrate the potential benefits of the smart grid by integrating advanced grid technologies into existing electric networks.  AEP is deploying smart grid technologies in several jurisdictions with regulatory support.

•
AEP Ohio is deploying a comprehensive suite of smart grid technologies in an innovative demonstration project with 110,000 customers.  The $150 million project is being funded through a $75 million federal grant, PUCO cost recovery support, and vendor in-kind contributions.

•
AEP Texas is deploying a 970,000 meter smart grid network, along with $1 million in energy use display devices for low income customers.  The $308 million project is targeted for completion by the end of 2013.  We are recovering the costs through an 11-year surcharge.

•
I&M has deployed a smart grid network to 10,000 customers.  The $7 million project is initially being funded pursuant to a settlement agreement approved by the IURC.  Ongoing expenses will be considered in future rate cases.

•	With partial cost recovery support from the OCC, PSO is deploying a 15,000 smart meter network.

Current and Projected CO2 Emissions: Our total CO2 emissions in 2009 (including our ownership in the Kyger Creek and Clifty Creek plants) were approximately 136 million metric tons.  We estimate that our 2010 emissions were approximately 140 million metric tons.  Emissions in 2011 and beyond will be affected by continued changes in our generation portfolio, market prices, the pace and scale of the economic recovery in our jurisdictions, available capital, weather, and other factors.  We expect overall increases in CO2 emissions during the next few years to be small, if at all realized, as our sales and generation rebound somewhat from recession lows in 2009. However, over much of the remainder of the decade we expect emissions to decline as modest sales growth is offset by retirements of older, less efficient coal-fired units and increased utilization of natural gas.

Corporate Governance: In response to a shareholder proposal several years ago, our Board of Directors created an ad hoc committee to evaluate our actions to mitigate the economic impact from future policies to reduce CO2 and other emissions. Our Board of Directors continually reviews the risks posed by and our actions in response to environmental issues and in connection with its assessment of our strategic plan. The Board of Directors is frequently informed of any new material environmental issues, including changes to regulations and proposed legislation. The Board’s Committee on Directors and Corporate Governance oversees the company’s annual Corporate Accountability Report, which includes information on environmental issues. Environmental planning and policy leadership are criteria incorporated into our executive compensation plan.

Other environmental issues and matters

•
Litigation with the federal and/or certain state governments and certain special interest groups regarding regulated air emissions and/or whether emissions from coal-fired generating plants cause or contribute to global warming. See Management’s Financial Discussion and Analysis under the heading entitled Litigation - Environmental Litigation and Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2010 Annual Reports, for further information.

•
CERCLA, which imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2010 Annual Reports, under the heading entitled The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation for further information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2008, 2009 and 2010 and the current estimates for 2011, 2012 and 2013 are shown below, in each case excluding AFUDC or capitalized interest. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.  AEP expects to make substantial investments in future years in addition to the amounts set forth below in connection with the modification and addition of facilities at generating plants for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards that have been adopted and have deadlines for compliance after 2011 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more onerous or if CO2 becomes regulated. While we expect to recover our expenditures for pollution control technologies, replacement generation and associated operating costs from customers through regulated rates (in regulated jurisdictions) or market prices, without such recovery those costs could adversely affect future results of operations and cash flows, and possibly financial condition.  The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System.  See Management’s Financial Discussion and Analysis under the heading entitled Environmental Matters and Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies, included in the 2010 Annual Reports, for more information regarding environmental expenditures in general.

Historical and Projected Environmental Investments

	2008	2009	2010	2011	2012	2013
	Actual	Actual	Actual	Estimate	Estimate	Estimate
(in thousands)
Total AEP System*	$886,800	$457,200	$303,800	$223,100	$340,300	$678,500
APCo	361,200	191,900	202,700	112,100	125,700	182,500
CSPCo	162,800	73,800	52,100	20,700	18,800	28,000
I&M	22,400	19,600	8,100	1,500	700	4,400
OPCo	311,800	151,000	45,300	50,300	69,000	193,700
PSO	5,000	1,000	1,200	7,400	6,100	5,100
SWEPCo**	12,000	10,700	(10,500)	10,300	28,000	89,200

*  Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.  Excludes discontinued operations.

**  SWEPCo 2010 actual environmental cost includes reclassifications of project costs for suspended capital projects.

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

AEP Power Pool

APCo, CSPCo, I&M, KPCo, OPCo, and AEPSC are parties to the Interconnection Agreement, which was originally approved by the FERC in 1951 and subsequently amended in 1951, 1962, 1975, 1979 (twice) and 1980.  This agreement defines how the member companies share the costs and benefits associated with their generating plants. This sharing is based upon each company’s “member load ratio.” The member load ratio is calculated monthly by dividing each company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all member companies. The member load ratio multiplied by the aggregate generation capacity of all the member companies determines each member company's capacity obligation.  The difference between each member company's obligation and its own generation capacity determines the capacity surplus or deficit of each member company.  The agreement requires the deficit companies to make monthly capacity equalization payments to the surplus companies based on the surplus companies' average fixed cost of generation.  Member companies that deliver energy to other member companies to meet their internal load requirements are reimbursed at average variable costs.  In addition, all member companies share off-system sales margins based upon each member company's member load ratio.  Consequently, the agreement provides a strong risk sharing and mitigation arrangement among the member companies.  As of December 31, 2010, the member-load-ratios were as follows:

	Peak Demand (MW)	Member-Load Ratio (%)
APCo	7,623	32.8
CSPCo	4,289	18.5
I&M	4,474	19.3
KPCo	1,596	6.9
OPCo	5,235	22.5

APCo, CSPCo, I&M, KPCo and OPCo are parties to the AEP System Interim Allowance Agreement (Allowance Agreement), which has been approved by the FERC and provides, among other things, for the transfer of SO2 emission allowances associated with transactions under the Interconnection Agreement.  The following table shows the net (credits) or charges allocated among the parties under the Interconnection Agreement during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(in thousands)
APCo	$575,300	$668,700	$757,900
CSPCo	233,200	257,600	230,400
I&M	(153,000)	(100,900)	(236,900)
KPCo	65,000	31,600	49,400
OPCo	(720,500)	(857,000)	(800,800)

Notification of Termination of the Power Pool

Much has changed since the Interconnection Agreement was originally executed in 1951. These changes include evolving environmental regulations; the introduction of “open access” to transmission facilities; the implementation of RTOs, including PJM, which is a robust generation power pool that has generating capacity of over 167,000 MWs, movement towards industry deregulation; increased competition in wholesale generation markets; and the effects of these changes on such things as costs, load and the array of supply and demand-side resources available to the AEP-East operating companies today.

Consequently, in December 2010, each Power Pool member gave written notice to the other members, and AEPSC, the Pool’s agent, of its decision to terminate the Interconnection Agreement, effective January 1, 2014 or such other date as approved by FERC, subject to state regulatory input. This decision to terminate is subject to ongoing evaluation by AEP.  Because the Interconnection Agreement is a rate schedule on file at FERC, its termination will not be effective until accepted for filing by FERC.  The Interim Allowance Agreement would also be terminated on the same date.

By giving notice to terminate the Interconnection Agreement and the Interim Allowance Agreement, the Power Pool members are providing a timeline within which all Power Pool members will decide how they will respond to the impacts from modifying or terminating the Interconnection Agreement.  The result of this process might be a modified or different type of Pool. Final resolution could involve bilateral contracts or sales of generating assets from surplus members to deficit members. If the Power Pool members do not reach a consensus, the Power Pool members could revoke their notices of termination and the Interconnection Agreement would remain in place.

CSW Operating Agreement

PSO, SWEPCo and AEPSC are parties to the CSW Operating Agreement, which has been approved by the FERC. The CSW Operating Agreement requires these public utility subsidiaries to maintain adequate annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other public utility subsidiary parties as capacity commitments. Parties are compensated for energy delivered to the recipients based upon the deliverer’s incremental cost plus a portion of the recipient’s savings realized by the purchaser that avoids the use of more costly alternatives.  Revenues and costs arising from third party sales in their region are generally shared based on the amount of energy each west zone public utility subsidiary contributes that is sold to third parties.

The following table shows the net (credits) or charges allocated among the parties under the CSW Operating Agreement during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(in thousands)
PSO	$(57,000)	$(22,762)	$20,222
SWEPCo	59,900	22,762	(20,222)

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

Risk Management and Trading

As agent for AEP’s public utility subsidiaries, AEPSC sells excess power into the market and engages in power, natural gas, coal and emissions allowances risk management and trading activities focused in regions in which AEP traditionally operates and in adjacent regions. These activities primarily involve the purchase and sale of electricity (and to a lesser extent, natural gas, coal and emissions allowances) under physical forward contracts at fixed and variable prices. These contracts include physical transactions, over-the-counter swaps and exchange-traded futures and options. The majority of physical forward contracts are typically settled by netting into offsetting contracts. These transactions are executed with numerous counterparties or on exchanges. Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions. As of December 31, 2010, counterparties have posted approximately $28 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries had posted approximately $172 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily. See Management’s Financial Discussion and Analysis, included in the 2010 Annual Reports, under the heading entitled Quantitative and Qualitative Disclosures About Risk Management Activities for additional information.

Fuel Supply

The following table shows the sources of fuel used by the AEP System:

	2008	2009	2010
Coal and Lignite	86%	88%	82%
Natural Gas	6%	6%	8%
Nuclear	8%	5%	9%
Hydroelectric and other	<1%	1%	<1%

Price increases in one or more fuel sources relative to other fuels may result in increased use of other fuels. Variations in the generation of nuclear power are primarily related to a 2008 forced outage caused by a low pressure turbine blade failure event.  The unit returned to service in December 2009.

        Coal and Lignite: AEP’s public utility subsidiaries procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers and coal trading firms.  Electric demand experienced a slight increase in 2010 which resulted in a slight increase in coal and lignite tons consumed.  In response to continued lower consumption rates at certain locations during 2010, AEP continued to work with coal suppliers to better match deliveries with consumption and minimize the impact on fuel inventory costs, carrying costs and cash.  System wide, inventory levels were reduced by 11 days in 2010.

Management believes that AEP’s public utility subsidiaries will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 8,100 railcars, 672 barges, 17 towboats and a coal handling terminal with 18 million tons of annual capacity to move and store coal for use in our generating facilities.  See AEP River Operations for a discussion of AEP’s for-profit coal and other dry-bulk commodity transportation operations that are not part of AEP’s Utility Operations segment.

During 2010, spot market prices for coal generally increased throughout the year.  Among other things, these increases are due to higher international demand for U.S. coals, and increased mining costs related to regulatory and permitting issues. Most of the coal purchased by AEP is procured through term contracts.  The price we pay under a number of these contracts is often lower than the spot market price for similar coal.  As term contracts expire they are replaced with new agreements, often at higher prices.  The price we paid for coal delivered in 2010 decreased from the prior year, due in part to the expiration of several high spot market contracts that were entered into in 2007 and 2008 for 2009 and the reopening of some contracts to current market prices.

The following table shows the amount of coal and lignite delivered to the AEP System plants during the past three years and the average delivered price of coal purchased by AEP System companies:

	2008	2009	2010
Total coal delivered to AEP System plants (thousands of tons)	77,054	75,909	64,614
Average price per ton of purchased coal	$47.14	$49.54	$44.82

    The coal supplies at AEP System plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions which may interrupt production or deliveries. At December 31, 2010, the System’s coal inventory was approximately 50 days of full load burn.

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

   Natural Gas: Through its public utility subsidiaries, AEP consumed nearly 134 billion cubic feet of natural gas during 2010 for generating power. This represents a significant increase from 2009 due to lower natural gas prices and the addition of the 508 MW combined-cycle unit at SWEPCO’s J. Lamar Stall facility and the overall increased natural gas demand throughout AEP’s system. Many of the natural gas-fired power plants are connected to at least two pipelines, which allows greater access to competitive supplies and improves delivery reliability. A portfolio of long-term, monthly, seasonal firm and daily peaking purchase and transportation agreements (that are entered into on a competitive basis and based on market prices) supplies natural gas requirements for each plant, as appropriate.

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

                        Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate the plant safely. The cost to decommission a nuclear plant is affected by NRC regulations and the spent nuclear fuel disposal program.  In 2009, when the most recent study was done, the estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant ranged from $831 million to $1.5 billion in 2009 non-discounted dollars.  At December 31, 2010, the total decommissioning trust fund balance for the Cook Plant was approximately $1.2 billion.  The balance of funds available to decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  We will seek recovery from customers through our regulated rates if actual decommissioning costs exceed our projections.  See Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies under the heading Nuclear Contingencies, included in the 2010 Annual Reports, for information with respect to nuclear waste and decommissioning.

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

OVEC: AEP and several unaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Until 2001, OVEC supplied from its generating capacity the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE.  The sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,200 MW) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 43.47%.  The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital.  The Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, will expire by its terms in March 2026.  Negotiations are in process among the owners to extend this agreement until 2040.  AEP and the other owners have authorized environmental investments related to their ownership interests.  As of December 2010, OVEC’s Board of Directors has authorized capital expenditures totaling approximately $1.35 billion in connection with the engineering and construction of flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generating plants.  OVEC has completed the financing of approximately $950 million for these projects through debt issuances and would expect to finance the remaining cost by issuing additional debt.

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

AEP Transmission Pool

Transmission Agreement: APCo, CSPCo, I&M, KPCo and OPCo operate their transmission lines as a single interconnected and coordinated system in the AEP East transmission zone and are parties to the Transmission Agreement (TA), defining how they share the costs and benefits associated with their relative ownership of the bulk transmission system (lines operated at 138kV and above and stations containing extra high voltage equipment). The TA has been approved by the FERC. Sharing under the TA is based upon each company’s “member-load-ratio.”  The member-load-ratio is calculated monthly by dividing such company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies.  The respective peak demands and member-load-ratios as of December 31, 2010 are set forth above in the section titled ELECTRIC GENERATION – AEP Power Pool and CSW Operating Agreement.

In October 2010, the FERC approved our request to amend the TA effective November 1, 2010.  KgPCo and WPCo were added as parties to the TA.  In addition, the amendments generally provide for the allocation of PJM transmission costs on the basis of the TA parties’ 12-month coincident peak and reimburse transmission revenues based on individual cost of service instead of the member-load ratio method previously used.

The following table shows the net (credits) or charges allocated among the parties to the TA during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(in thousands)
APCo	$(29,000)	$(12,500)	$(16,000)
CSPCo	55,000	51,300	42,500
I&M	(37,000)	(38,400)	(25,200)
KPCo	(2,000)	(8,800)	(8,000)
OPCo	13,000	8,400	6,700

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

The following table shows the net (credits) or charges allocated pursuant to the TCA, SPP OATT and ERCOT protocols as described above during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(in thousands)
PSO	$8,200	$11,000	$10,500
SWEPCo	(8,200)	(11,000)	(10,500)
TCC	1,500	1,700	2,100
TNC	(1,500)	(1,700)	(2,100)

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

Regional Transmission Organizations

The AEP East Companies are members of PJM, and SWEPCo and PSO are members of the SPP (both FERC-approved RTOs).  RTOs operate, plan and control utility transmission assets in a manner designed to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not. The remaining AEP West companies (TCC and TNC) are members of ERCOT. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2010 Annual Reports under the heading entitled Regional Transmission Rate Proceedings at the FERC for additional information regarding RTOs.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP operates. Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2010 Annual Reports, for more information regarding pending rate matters.

Indiana: I&M provides retail electric service in Indiana at bundled rates approved by the IURC, with rates set on a cost-of-service basis.  Indiana provides for timely fuel and purchased power cost recovery through a fuel cost recovery mechanism.

Ohio: CSPCo and OPCo provide “default” retail electric service to customers at unbundled rates pursuant to the Ohio Act.  CSPCo and OPCo exclusively provide distribution and transmission services to retail customers within their service territories at cost-based rates approved by the PUCO.  Transmission services are provided at OATT rates based on rates established by the FERC.  CSPCo and OPCo’s generation/supply rates are subject to their Electric Security Plans that the PUCO modified and approved in a March 2009 order.   The order established standard service offer rates in effect through 2011.  The order also provides a fuel adjustment clause for the three-year period of the ESP.  The order has been appealed by various parties to the Supreme Court of Ohio.  Although the Supreme Court of Ohio has rejected or dismissed a number of procedural and other challenges to the order, the order remains on appeal with that Court with oral arguments scheduled in February 2011.  In January 2011, CSPCo and OPCo filed an application with the FERC requesting approval for CSPCo to merge into OPCo, effective in October 2011.  Decisions are pending from the PUCO and the FERC.  Approval of the merger will not affect their rates until such time as the PUCO approves new rates.

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

West Virginia: APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC, with rates set on a cost-of-service basis. West Virginia generally allows for timely recovery of fuel costs through an expanded net energy clause which trues-up to actual expenses.

Other Jurisdictions: The public utility subsidiaries of AEP also provide service at cost based regulated bundled rates in Arkansas, Kentucky, Louisiana and Tennessee and regulated unbundled rates in Michigan.  These jurisdictions provide for the timely recovery of fuel costs through fuel adjustment clauses that true-up to actual expenses.

The following table illustrates certain regulatory information with respect to the states in which the public utility subsidiaries of AEP operate:

Jurisdiction	Percentage of AEP System Retail Revenues (1)	Percentage of OSS Profits Shared with Ratepayers	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (2)

Ohio	32%	No sharing included in ESPs	OPCo	(3)
			CSPCo	(3)

Texas	12%	Not Applicable in ERCOT	TCC (4)	9.96%
			TNC (4)	9.96%
		90% in SPP	SWEPCo	10.33%

Virginia	12%	75%	APCo	10.53%

West Virginia	11%	100%	APCo	10.50%
			WPCo	10.50%

Oklahoma	10%	75%	PSO	10.15%

Indiana	9%	50% after certain level (5)	I&M	10.50%

Kentucky	5%	60% below and above certain level (6)	KPCo	10.50%

Louisiana	4%	50% to 100% after certain levels (7)	SWEPCo	10.57%

Arkansas	2%	50% to 100% after certain levels (8)	SWEPCo	10.25%

Michigan	2%	75%	I&M	10.35%

Tennessee	1%	Not Applicable	KgPCo	12.00%

(1)
Represents the percentage of revenues from sales to retail customers from AEP utility companies operating in each state to the total AEP System revenues from sales to retail customers for the year ended December 31, 2010.

(2)	Identifies the predominant authorized return on equity and may not include other, less significant, permitted recovery. Actual return on equity varies from authorized return on equity.
(3)
CSPCo’s and OPCo’s generation revenues are governed by its Electric Security Plans (ESPs) filed and approved by the PUCO.  Starting in January 2009, the ESPs became effective which authorized rate increases during the ESP period, subject to caps that limit the rate increases for CSPCo to 7% in 2009, 6% in 2010 and 6% in 2011 and for OPCo to 8% in 2009, 7% in 2010 and 8% in 2011.  Some rate components and increases are exempt from the cap limitations.  The ESPs also provided for a fuel adjustment clause for the three-year period of the ESP.

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

(6)
Starting in July 2010, there is an annual $15.3 million credit established for off-system sales in base rates.  If the monthly off-system sales profits do not meet the monthly level built into base rates, ratepayers reimburse KPCo 60% of the shortfall.  If the monthly off-system sales profits exceed the monthly level built into base rates, KPCo reimburses ratepayers 60% of the excess.

(7)	Below $874,000, 100% is shared with customers; from $874,001 to $1,314,000, 85% is shared with customers; above $1,314,000, 50% is shared with customers.
(8)	Below $758,600, 100% is shared with customers; from $758,601 to $1,167,078, 85% is shared with customers; above $1,167,078, 50% is shared with customers.

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

The FERC has jurisdiction over the issuances of securities of most of our public utility subsidiaries, the acquisition of securities of utilities, the acquisition or sale of certain utility assets, and mergers with another electric utility or holding company.  In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system.  EPACT gives the FERC limited “backstop” transmission siting authority as well as increased utility merger oversight.

COMPETITION

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and our native load customers in Ohio have the ability to switch to alternative suppliers for their electric generation service.  Competitive power suppliers are targeting retail customers by offering alternative generation service.   A growing number of CSPCo's commercial retail customers have switched to alternative generation providers while additional Ohio customers have provided notice of their intent to switch.  In 2010, CSPCo lost about 3% of its total load due to customer switching.  These evolving market conditions will continue to impact CSPCo’s results of operations.  To date, OPCo’s customer losses have been insignificant.   In February 2010, the PUCO granted a retail supply subsidiary of AEP a certificate to operate as a competitive retail electric service provider in Ohio.

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

AEP RIVER OPERATIONS

Our AEP River Operations Segment transports coal and dry bulk commodities primarily on the Ohio, Illinois, and lower Mississippi rivers.  Almost all of our customers are nonaffiliated third parties who obtain the transport of coal and dry bulk commodities for various uses.  We charge these customers market rates for the purpose of making a profit.  Depending on market conditions and other factors, including barge availability, we permit AEP utility subsidiary affiliates to use certain of our equipment at rates that reflect our cost.  Our affiliated utility customers procure the transport of coal for use as fuel in their respective generating plants.  We charge affiliated customers rates that reflect our costs.  AEP River Operations includes approximately 2,581 barges, 45 towboats and 26 harbor boats that we own or lease. These assets are separate from the barges and towboats dedicated exclusively to transporting coal for use as fuel in our own generating facilities discussed under the prior segment.  See Item 1 – Utility Operations - Electric Generation —Fuel Supply—Coal and Lignite.

Competition within the barging industry for major commodity contracts is intense, with a number of companies offering transportation services in the waterways we serve. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services (including scheduling convenience and flexibility), information timeliness and equipment. The industry continues to experience consolidation.   The resulting companies increasingly offer the widespread geographic reach necessary to support major national customers.  Demand for barging services can be seasonal, particularly with respect to the movement of harvested agricultural commodities (beginning in the late summer and extending through the fall).  Cold winter weather and inefficient older river locks operated by others may also limit our operations when certain of the waterways we serve are closed.

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.  Legislation has been proposed that could make our towboats subject to inspection by the U.S. Coast Guard.

GENERATION AND MARKETING

Our Generation and Marketing Segment consists of non-utility generating assets and a competitive power supply and energy trading and marketing business.  We enter into short and long-term transactions to buy or sell capacity, energy and ancillary services primarily in the ERCOT market, and to a lesser extent Ohio in PJM and MISO.  As of December 31, 2010, the assets utilized in this segment included approximately 310 MW of company-owned domestic wind power facilities, 177 MW of domestic wind power from long-term purchase power agreements and 377 MW of coal-fired capacity which was obtained through an agreement effective through 2027 that transfers TNC’s interest in the Oklaunion power station to AEP Energy Partners, Inc.  In 2006, TNC transferred its coal-fired generation capacity to comply with the separation requirements of the Texas Act.  The power obtained from the Oklaunion power station is marketed and sold in ERCOT.  We are regulated by the PUCT for transactions inside ERCOT and by the FERC for transactions outside of ERCOT.  While peak load in ERCOT typically occurs in the summer, we do not necessarily expect seasonal variation in our operations.  In 2010, we started operations of a retail energy business in the State of Ohio.  The purpose of this operation is to sell competitive power supply to residential, commercial and industrial customers in the deregulated areas of Ohio.

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

We may not fully recover all of the investment in and expenses related to the Turk Plant. (Applies to AEP and SWEPCo)

SWEPCo is in the process of building the John W. Turk Plant (the “Turk Plant”) in southwest Arkansas and holds a 73% ownership interest in the planned 600MW coal-fired generating facility.  Its construction and anticipated operation has resulted in numerous legal challenges, including:

•	the validity of the air permit issued by the Arkansas Pollution Control and Ecology Commission in connection with the operation of the Turk Plant;
•	the validity of the wetlands permit issued by the U.S. Army Corps of Engineers in connection with the construction and operation of the Turk Plant;
•	the validity of the authority granted by the APSC to build three transmission lines and facilities needed to transmit power from the Turk Plant;
•
whether SWEPCo is required to obtain APSC approval to construct the Turk Plant without pursuing authority to seek recovery of the originally approved 88 MW portion of Turk Plant costs in Arkansas retail rates; and

•
a complaint filed in the Federal District Court for the Western District of Arkansas against SWEPCo, the U.S. Army Corps of Engineers, the U.S. Department of Interior and the U.S. Fish and Wildlife Service seeking a temporary restraining order and preliminary injunction to stop construction of the Turk Plant asserting claims of violations of various federal and state laws.

If SWEPCo is unable to complete the Turk Plant construction and place the Turk Plant in service or if SWEPCo cannot recover all of its investment in and expenses related to the Turk Plant, it would materially reduce future net income and cash flows and materially impact financial condition.

Our request for rate recovery in Ohio for distribution service may not be approved in its entirety.  (Applies to AEP, CSPCo and OPCo)

In January 2011, CSPCo and OPCo filed a notice of intent with the PUCO to file for an annual increase in distribution rates of $34 million and $59 million, respectively, either as individual companies, or, if their proposed merger is approved, as a single merged entity.  The increase is based upon an 11.15% return on common equity to be effective January 2012. If the PUCO denies all or part of the requested rate recovery, it could reduce future net income and cash flows.

Our request for rate recovery in Ohio for generation service may not be approved in its entirety.  (Applies to AEP, CSPCo and OPCo)

In January 2011, CSPCo and OPCo filed an application with the PUCO to approve the new ESP that includes a standard service offer pricing for generation effective with the first billing cycle of January 2012 through the last billing cycle of May 2014.  The requested increase in 2012 is $54 million and in 2013 is $106 million.  If the PUCO denies all or part of the requested rate recovery, it could reduce future net income and cash flows.

Ohio may require us to refund revenue that we have collected. (Applies to AEP, CSPCo and OPCo)

Ohio law requires that the PUCO determine on an annual basis if rate adjustments included in prior orders resulted in significantly excessive earnings.  If the rate adjustments result in significantly excessive earnings, the excess amount could be returned to customers.  In September 2010, CSPCo and OPCo filed their 2009 significantly excessive earnings filings with the PUCO.  In January 2011, the PUCO ruled that CSPCo generated approximately $43 million in significantly excessive earnings during 2009. The ruling is subject to rehearing by the PUCO and could be appealed in the courts.  If rehearing or a final appeal, if any, results in findings of additional significantly excessive earnings, then further amounts will be returned to customers. CSPCo and OPCo must file their 2010 significantly excessive earnings filings with the PUCO. If the PUCO determines that CSPCo’s and/or OPCo’s 2010 earnings were significantly excessive, CSPCo and/or OPCo may be required to return a portion of their revenues to customers.

Ohio may require us to refund fuel costs that we have collected. (Applies to OPCo)

The PUCO selected an outside consultant to conduct an audit of recovery under the fuel adjustment clause for the period of January 2009 through December 2009.  The audit report included a recommendation that the PUCO should review whether any proceeds from a 2008 coal contract settlement agreement which totaled $72 million should reduce OPCo’s under-recovery balance.  Of the total proceeds, approximately $58 million was recognized as a reduction to fuel expense prior to 2009 and $14 million reduced fuel expense in 2009 and 2010.  If the PUCO orders any portion of the $58 million or other future adjustments be used to reduce the current year fuel adjustment clause deferral, it would reduce future net income and cash flows and impact financial condition.

Ohio may require us to refund rider revenue that we have collected. (Applies to CSPCo and OPCo)

The PUCO approved recovery of an Economic Development Rider (EDR) by CSPCo and OPCo.  An intervenor in that proceeding has filed a notice of appeal of that award with the Supreme Court of Ohio.  As of December 31, 2010, CSPCo and OPCo have incurred $38 million and $30 million, respectively, in EDR costs including carrying costs.  If CSPCo and OPCo are not ultimately permitted to recover their deferrals it would reduce future net income and cash flows and impact financial condition.

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

Oklahoma may require us to refund fuel costs that we have collected. (Applies to PSO)

In July 2009, the OCC initiated a proceeding to review PSO’s fuel and purchased power adjustment clause for the calendar year 2008 and also initiated a prudence review of the related costs.  In March 2010, the Oklahoma Attorney General and an intervenor recommended the fuel clause adjustment rider be amended to decrease the shareholder’s portion of off-system sales margins from 25% to 10%.  That intervenor also recommended that the OCC conduct a comprehensive review of all affiliate transactions during 2007 and 2008.  In July 2010, additional testimony regarding the 2007 transfer of ERCOT trading contracts to AEP Energy Partners was filed.  Included in this testimony were unquantified refund recommendations relating to re-pricing of contract transactions.  If the OCC were to issue an unfavorable decision, it would reduce future net income and cash flows and impact financial condition.

Our future access to assets used to serve a major customer is in question.  (Applies to I&M)

Since 1975 I&M has leased certain energy delivery assets from the City of Fort Wayne, Indiana under a long-term lease that expired on February 28, 2010.  As a result of a court-sponsored mediation process, I&M agreed to purchase the leased assets from Fort Wayne.  The agreement was signed in October 2010 and is subject to approval by the IURC.  If the IURC does not approve the agreement or the recovery of the costs resulting from the agreement or the lease, it could reduce future net income and cash flows.

We may not recover costs incurred to begin construction on projects that are canceled.   (Applies to each registrant)

Our business plan for the construction of new projects involves a number of risks, including construction delays, nonperformance by equipment and other third party suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, we enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects is canceled for any reason, including our failure to receive necessary regulatory approvals and/or siting or environmental permits, we could incur significant cancellation penalties under the equipment purchase orders and construction contracts. In addition, if we have recorded any construction work or investments as a regulatory asset we may need to impair that asset in the event the project is canceled.

Rate regulation may delay or deny full recovery of capital improvements, additions and other costs.   (Applies to each registrant.)

Our public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of the applicable utility’s expenses incurred in a test year.  Thus, commission-approved rates may or may not match a utility’s expenses at any given time.  There may also be a delay between the timing of when these costs are incurred and when these costs are recovered.  Traditionally, we have financed capital investments and improvements until the new asset was placed in service.  Provided the asset was found to be a prudent investment, the asset was then added to rate base and entitled to a return through rate recovery.  Long lead times in construction, the high costs of plant and equipment and difficult capital markets have heightened the risks involved in our capital investments and improvements. While we are actively pursuing strategies to accelerate rate recognition of investments and cash flow, including pre-approvals, a return on construction work in progress, rider/trackers, formula rates and the inclusion of future test-year projections into rates, there can be no assurance that these will be adopted, that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will be done in a timely manner.

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

Costs associated with the operation (including fuel), maintenance and retirement of nuclear plants continue to be more significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the operation of nuclear facilities.  Costs also may include replacement power, any unamortized investment at the end of the useful life of the Cook Plant (whether scheduled or premature), the carrying costs of that investment and retirement costs.  Our ability to obtain adequate and timely recovery of costs associated with the Cook Plant is not assured.

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

In July 2003, the FERC issued an order directing PJM and MISO to make compliance filings for their respective tariffs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within those RTOs.  To mitigate the impact of lost T&O revenues, the FERC approved temporary replacement seams elimination cost allocation (SECA) transition rates beginning in December 2004 and extending through March 2006.  Because intervenors objected to this decision, the SECA fees we collected ($220 million) are subject to refund.  Some claims for refund have been settled, and we have recorded a provision for estimated settlement refunds for the remaining unsettled $108 million of gross SECA revenues collected.  Any payments in excess of the reserve balance could harm our results of operations and financial position.

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

Our pension plan will require additional significant contributions. (Applies to each registrant.)

The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under our defined benefit pension plan.  The volatility of the capital markets in the past years has led to a decline in the market value of these assets. Also, a decline in interest rates on corporate bonds in 2010 has impacted the benchmark discount rate in a way that results in a higher calculated pension liability. Accordingly, our future required contributions to fund obligations under our defined benefit plan could increase significantly.

AEP has no income or cash flow apart from dividends paid or other obligations due it from its subsidiaries.  (Applies to AEP.)

AEP is a holding company and has no operations of its own.  Its ability to meet its financial obligations associated with its indebtedness and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of its operating subsidiaries, primarily its regulated utilities, and the ability of its subsidiaries to pay dividends to, or repay loans from, AEP.  Its subsidiaries are separate and distinct legal entities that have no obligation (apart from loans from AEP) to provide AEP with funds for its payment obligations, whether by dividends, distributions or other payments. Payments to AEP by its subsidiaries are also contingent upon their earnings and business considerations. In addition, any payment of dividends, distributions or advances by the utility subsidiaries to AEP could be subject to regulatory restrictions.  AEP indebtedness and common stock dividends are structurally subordinated to all subsidiary indebtedness and preferred stock obligations.

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

Risks Relating to State Restructuring

Our customers have recently begun to select alternative electric generation service providers, as allowed by Ohio legislation. (Applies to AEP and CSPCo)

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and our native load customers in Ohio have the ability to switch to alternative suppliers for their electric generation service.  Competitive power suppliers are targeting retail customers by offering alternative generation service.   A growing number of CSPCo's commercial retail customers have switched to alternative generation providers while additional Ohio customers have provided notice of their intent to switch.  In 2010, CSPCo lost about 3% of its total load due to customer switching.  To date, OPCo’s losses have not been significant.  These evolving market conditions will continue to impact CSPCo's results of operations.

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

Our revenues from the distribution of electricity in the ERCOT area of Texas are collected from REPs that supply the electricity we distribute to their customers.  Currently, we do business with approximately one hundred REPs.  In 2010, TCC’s largest customer accounted for 25% of its operating revenue and its second largest customer accounted for 13% of its operating revenue; TNC’s largest customer (a non-utility affiliate) accounted for 29% of its operating revenues and its second largest customer accounted for 16% of its operating revenues.  Adverse economic conditions, structural problems in the Texas market or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs for timely remittance of payments.  Any delay or default in payment could adversely affect the timing and receipt of our cash flows and thereby have an adverse effect on our liquidity.

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

Regulation of CO2 emissions, either through legislation or by the Federal EPA, could materially increase costs to us and our customers or cause some of our electric generating units to be uneconomical to operate or maintain.  (Applies to each registrant)

In June 2009, the U.S. House of Representatives passed the American Clean Energy Security Act (ACES).  ACES is a comprehensive energy and global warming bill that includes a number of provisions that would directly affect our business, including energy efficiency and renewable electricity standards, funding for carbon capture and sequestration demonstration projects, CO2 emission standards, and an economy-wide cap and trade program for large sources of CO2 emissions that would reduce emissions by 17% in 2020 and just over 80% by 2050 from 2005 levels.  Costs of compliance with the proposed legislation could adversely affect our net income and financial position.  This legislation did not become law.

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

Courts adjudicating nuisance and other similar claims against us may order us to limit or reduce our CO2 emissions.  (Applies to each registrant)

In 2004, eight states and the City of New York filed an action in Federal District Court for the Southern District of New York against AEP, Cinergy Corp, Xcel Energy, Southern Company and Tennessee Valley Authority.  The Natural Resources Defense Council, on behalf of three special interest groups, filed a similar complaint against the same defendants.  The actions allege that CO2 emissions from the defendants’ power plants constitute a public nuisance under federal common law due to impacts of global warming, and sought injunctive relief in the form of specific emission reduction commitments from the defendants.  The Second Circuit Court of Appeals reinstated this lawsuit on appeal after the lower court had dismissed it.  The U.S. Supreme Court has agreed to hear the defendants’ request for appeal.

The trial court adjudicating the reinstated nuisance claims may order the defendants, including us, to limit or reduce CO2 emissions.  This or similar remedies could require us to purchase power from third parties to fulfill our commitments to supply power to our customers.  This could have a material impact on our costs.  While management believes such costs should be recoverable from customers as costs of doing business, without such recovery those costs could reduce our future net income and cash flows and harm our financial condition.

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

We may not fully recover the costs of repairing or replacing damaged equipment in Cook Plant Unit 1 and may be required to pay additional accidental outage insurance proceeds to ratepayers.  (Applies to AEP and I&M)

Cook Plant Unit 1 is a 1,084 MW nuclear generating unit located in Bridgman, Michigan.  In September 2008, I&M shut down Cook Plant Unit 1 (Unit 1) due to turbine vibrations, caused by blade failure, which resulted in significant turbine damage and a small fire on the electric generator.  This equipment, located in the turbine building, is separate and isolated from the nuclear reactor.  The turbine rotors that caused the vibration were installed in 2006 and were within the vendor’s warranty period.  The warranty provides for the repair or replacement of the turbine rotors if the damage was caused by a defect in materials or workmanship.  Repair of the property damage and replacement of the turbine rotors and other equipment could cost up to approximately $395 million.  Management believes that I&M should recover a significant portion of these costs through the turbine vendor’s warranty, insurance and the regulatory process.  I&M repaired Unit 1 and it resumed operations in December 2009 at slightly reduced power.  If the ultimate costs of the incident are not covered by warranty, insurance or through the regulatory process or if any future regulatory proceedings are adverse, it could have an adverse impact on net income, cash flows and financial condition.

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

Our financial performance may be adversely affected if we are unable to operate our electric generating facilities successfully.  (Applies to each registrant.)

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

In July 2010, federal legislation was enacted to reform financial markets that significantly alter how over-the-counter (OTC) derivatives are regulated.  The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits.  The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users.  These requirements could cause our OTC transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements.  In addition, as these reforms aim to standardize OTC products it could limit the effectiveness of our hedging programs because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to manage.

ITEM 1B.                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

GENERATION FACILITIES

UTILITY OPERATIONS

At December 31, 2010, the AEP System owned (or leased where indicated) generating plants, all situated in the states in which our electric utilities serve retail customers, with net power capabilities (winter rating) shown in the following table:

Company	Stations		Coal MW	Natural Gas MW	Nuclear MW		Lignite MW	Hydro MW	Oil MW	Total MW
AEGCo	2	(a)	1,310	1,186						2,496
APCo	17	(b)(c)	5,093	516				677		6,286
CSPCo	7	(d)	2,388	1,347					3	3,738
I&M	9	(a)	2,305		2,191	(e)		15		4,511
KPCo	1		1,078							1,078
OPCo	8	(b)(c)	8,482					26		8,508
PSO	8	(f)	1,026	3,554					25	4,605
SWEPCo	11	(g)	1,848	2,668			850			5,366
TNC	6	(f)(h)	377	262					8	647
System Totals	69		23,907	9,533	2,191		850	718	36	37,235
Percentage of System Totals			64.2	25.6	5.9		2.3	1.9	0.1

(a)	Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.

(b)	Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.

(c)	APCo owns Units 1 and 3 and OPCo owns Units 2, 4 and 5 of Philip Sporn Plant, respectively.

(d)	CSPCo owns generating units in common with Duke Ohio and DP&L. Its percentage ownership interest is reflected in this table.

(e)	Cook Unit 1 currently is not operating at the full capacity set forth here. For further information, see Cook Nuclear Plant below.

(f)
PSO and TNC, along with Oklahoma Municipal Power Authority and The Public Utilities Board of the City of Brownsville, Texas, are joint owners of the Oklaunion power station. PSO and TNC’s ownership interest is reflected in this portion of the table.  TNC has transferred its interest to a non-utility affiliate through 2027.

(g)	SWEPCo owns generating units in common with Cleco Corporation and other unaffiliated parties. Only its ownership interest is reflected in this table.

(h)	TNC’s gas-fired and oil-fired generation has been deactivated.

    Cook Nuclear Plant

The following table provides operating information relating to the Cook Plant.

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in Kilowatts	1,084,000	1,107,000
Net Capacity Factors
2010	82.2%(a)	80.8%
2009	2.8%(a)	83.1%
2008	59.2%(a)	96.6%
2007	97.4%	83.8%

(a)
 Unit 1 Net Capacity Factor for 2008 through 2010 was impacted by a 2008 forced outage caused by a low pressure turbine blade failure event. The reduced capacity repaired turbine is projected to be replaced with a full capacity turbine in late 2011.

New Generation

SWEPCo is currently constructing the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which is expected to be in-service in 2012.  SWEPCo owns 73% of the Turk Plant and will operate the completed facility.  AEGCo is currently constructing the Dresden Plant, a new 580 MW combined-cycle natural gas generating unit in Ohio, which is expected to be in-service in 2012.  We resumed work on the Dresden Plant  in the first quarter of 2011.

GENERATION AND MARKETING

In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities. Information concerning these facilities at December 31, 2010 is listed below.

Facility	Fuel	Location	Capacity Total MW

Desert Sky Wind Farm	Wind	Texas	161

Trent Wind Farm	Wind	Texas	150
Total			311

TRANSMISSION AND DISTRIBUTION FACILITIES

The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765kV lines:

	Total Overhead Circuit Miles of Transmission and Distribution Lines		Circuit Miles of 765kV Lines
AEP System (a)	224,703	(b)	2,116
APCo	52,233		734
CSPCo (a)	15,697		—
I&M	22,005		615
KgPCo	1,358		—
KPCo	11,087		258
OPCo	30,754		509
PSO	21,126		—
SWEPCo	21,759		—
TCC	29,686		—
TNC	17,289		—
WPCo	1,708		—

(a)	Includes 766 miles of 345,000-volt jointly owned lines.
(b)	Includes 73 miles of overhead transmission lines not identified with an operating company.

TRANSMISSION INITIATIVES

We continue our pursuit of transmission opportunities throughout the U.S.  In 2009, we announced that our recently formed transmission company, AEP Transmission Company, LLC, will pursue new transmission investments within our retail service territories.  Through joint ventures with various other companies, we have existing and/or planned transmission projects and opportunities outside of our retail service territories.  We plan to invest approximately $273 million in these projects in 2011.  See Management’s Financial Discussion and Analysis included in the 2010 Annual Reports under the heading Transmission Initiatives, for more information.

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate.  AEP forecasts approximately $2.5 billion of construction expenditures for 2011, excluding the debt and equity components of AFUDC and assets acquired under leases.  Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

CONSTRUCTION EXPENDITURES

The following table shows construction expenditures (including environmental expenditures) during 2008, 2009 and 2010 and a current estimate of 2011 construction expenditures.  Actual amounts for 2008, 2009 and 2010 exclude the equity component of AFUDC and assets acquired under leases.  Budgeted amounts for 2011 exclude the debt and equity components of AFUDC and assets acquired under leases.

	2008 Actual	2009 Actual	2010 Actual	2011 Estimate (b)
	(in thousands)
Total AEP System (a)	$3,800,000	$2,792,000	$2,345,000	$2,506,000
APCo	696,767	543,587	534,334	450,100
CSPCo	433,014	302,699	235,901	186,900
I&M	352,335	332,775	333,238	304,900
OPCo	706,315	417,601	276,736	264,100
PSO	285,826	175,122	194,896	169,200
SWEPCo	692,162	596,581	420,485	441,500

(a)	Includes expenditures of other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies. Excludes discontinued operations.
(b)	Excludes Sabine Mining.

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

ITEM 4.                  REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANTS

AEP.  The following persons are, or may be deemed, executive officers of AEP.  Their ages are given as of February 1, 2011.

Name	Age	Office (a)
Michael G. Morris	64	Chairman of the Board and Chief Executive Officer
Nicholas K. Akins	50	President
Carl L. English	64	Vice Chairman
D. Michael Miller	63	Senior Vice President, General Counsel and Secretary
Robert P. Powers	56	President-AEP Utilities
Brian X. Tierney	43	Executive Vice President and Chief Financial Officer
Susan Tomasky	57	President – AEP Transmission

(a)
All of the executive officers have been employed by AEPSC or System companies in various capacities (AEP, as such, has no employees) for the past five years.  Mr. Akins became an executive officer of AEP in June 2006, Mr. English in August, 2004, Mr. Miller in July 2010, Mr. Powers in October 2001, Mr. Tierney in January 2008 and Ms. Tomasky in January 2000.  All of the above officers are appointed annually for a one-year term by the board of directors of AEP.

APCo, OPCo, PSO and SWEPCo.  The names of the executive officers of APCo, OPCo, PSO and SWEPCo, the positions they hold with these companies, their ages as of February 1, 2011, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, OPCo, PSO and SWEPCo are elected annually to serve a one-year term.

Name	Age	Position	Period
Michael G. Morris (a)(b)	64	Chairman of the Board, Chief Executive Officer and Director of AEP	2004-Present
		Chairman of the Board, Chief Executive Officer and Director of APCo, OPCo, PSO and SWEPCo	2004-Present
Nicholas K. Akins (a)	50	President of AEP Executive Vice President of AEP, Vice President	2011-Present
		and Director of APCo, OPCo, PSO and SWEPCo	2006-Present
		President and Chief Operating Officer of SWEPCo	2004-2006
Carl L. English (a)	64	Vice Chairman	2010 - Present
		Chief Operating Officer	2008-2010
		President-AEP Utilities of AEP	2004-2007
		Director and Vice President of APCo, OPCo, PSO and SWEPCo	2004-Present
D. Michael Miller (c)	63	Senior Vice President, General Counsel and Secretary of AEP Deputy General Counsel of AEPSC Director of APCo, OPCo, PSO and SWEPCo	2010-Present 2002-2010 2010-Present
Robert P. Powers (a)	56	President-AEP Utilities of AEP	2008-Present
		Executive Vice President of AEP	2004-2007
		Director and Vice President of APCo and OPCo	2001-Present
		Director and Vice President of PSO and SWEPCo	2008-Present
Brian X. Tierney (a)	43	Executive Vice President	2008-Present
		Chief Financial Officer	2009-Present
		Director and Vice President of APCo and OPCo	2008-Present

		Director and Vice President of PSO and SWEPCo	2009-Present
		Senior Vice President—Commercial Operations of AEPSC	2005-2007
Susan Tomasky (a)	57	President-AEP Transmission	2008-Present
		Executive Vice President of AEP	2004-Present
		Chief Financial Officer of AEP	2001-2006
		Vice President and Director of APCo, OPCo, PSO and SWEPCo	2000-Present

(a)	Messrs. Morris, Akins, English, Powers and Tierney and Ms. Tomasky are directors of CSPCo and I&M.
(b)	Mr. Morris is a director of Alcoa, Inc. and The Hartford Financial Services Group, Inc.
(c)	Mr. Miller is a director of CSPCo.

The persons listed below are the Presidents, and therefore are also executive officers, of APCo, OPCo, PSO and SWEPCo, respectively.

APCo:

Name	Age	Position	Period
Charles R. Patton	51	President and Chief Operating Officer of APCo	2010-Present
		Executive Vice President of AEP	2009-2010
		Senior Vice President-Regulatory and Public Policy of AEP	2008-2009
		President and Chief Operating Officer of TCC and TNC	2004-2008
		Director and Vice President of PSO and SWEPCo	2009-2010

OPCo:
Name	Age	Position	Period
Joseph Hamrock	47	President and Chief Operating Officer of CSPCo and OPCo	2008-Present
		Senior Vice President and Chief Information Officer of AEPSC	2003-2007

PSO:
Name	Age	Position	Period
Stuart Solomon	49	President and Chief Operating Officer of PSO	2004-Present

SWEPCo:
Name	Age	Position	Period
Venita McCellon-Allen	50	President and Chief Operating Officer of SWEPCo	2010-Present
		Executive Vice President of AEP	2008-2010
		Director and Vice President of APCo and OPCo	2009-2010
		Director and Vice President of PSO and SWEPCo	2008-2009
		President and Chief Operating Officer of SWEPCo	2006-2008
		Senior Vice President-Shared Services of AEPSC	2004-2006
		Director of APCo, OPCo and SWEPCo	2004-2006

PART II

ITEM 5.               MARKET FOR REGISTRANTS’ COMMON EQUITY,
RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP. In addition to the discussion below, the remaining information required by this item is incorporated herein by reference to the material under AEP Common Stock and Dividend Information and Note 14 to the consolidated financial statements entitled Financing Activities under the heading Dividend Restrictions in the 2010 Annual Report.

APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The common stock of these companies is held solely by AEP. The information regarding the amounts of cash dividends on common stock paid by these companies to AEP during 2008, 2009 and 2010 are incorporated by reference to the material under Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) and Note 14 to the consolidated financial statements entitled Financing Activities under the heading Dividend Restrictions in the 2010 Annual Reports.

During the quarter ended December 31, 2010, neither AEP (nor its publicly-traded subsidiaries) purchased equity securities that are registered by AEP (or its publicly-traded subsidiaries) pursuant to Section 12 of the Exchange Act.

ITEM 6.                      SELECTED FINANCIAL DATA

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(a).

AEP, APCo, OPCo, PSO and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2010 Annual Reports.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis in the 2010 Annual Reports.

AEP, APCo, OPCo, PSO and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis in the 2010 Annual Reports.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis—Quantitative and Qualitative Disclosures about Market and Credit Risk  in the 2010 Annual Reports.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo.       None.

ITEM 9A.                      CONTROLS AND PROCEDURES

During 2010, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2010. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2010 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective.

Additional information required by this item of the Registrants is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in the 2010 Annual Report of each Registrant.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

CSPCo and I&M. Omitted pursuant to Instruction I(2)(c).

AEP:

Directors, Director Nomination Process and Audit Committee.   Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP's definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2011 Annual Meeting of Shareholders including under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “AEP's Board of Directors and Committees,” “Directors,” "Involvement by Mr. Hoaglin in Certain Legal Proceedings" and “Shareholder Nominees for Directors.”

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

Section 16(a) Beneficial Ownership Reporting Compliance.  The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2011 annual meeting of shareholders.

APCo, OPCo, PSO and SWEPCo:

Directors and Executive Officers.   Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to the definitive information statement for each company (which will be filed with the SEC under the Exchange Act) relating to 2011 Annual Meeting of Shareholders under the captions “Election of Directors” and “Director Nomination Process.”

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

ITEM 11.                      EXECUTIVE COMPENSATION

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(c).

AEP. The information called for by this Item 11 is incorporated herein by reference to AEP's definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2011 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation”. The information set forth under the subcaption “Human Resources Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate such report by reference therein.

APCo, OPCo, PSO and SWEPCO.  Certain of the information called for in this Item 11 is incorporated herein by reference to the definitive information statement for each company (which will be filed with the SEC under the Exchange Act) relating to 2011 Annual Meeting of Shareholders including under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation”. The information set forth under the subcaption “Human Resources Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate such report by reference therein.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

CSPCo and I&M. Omitted pursuant to Instruction I(2)(c).

AEP.  The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to  AEP's definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2011 Annual Meeting of Shareholders under the caption “Share Ownership of Certain Beneficial Owners and Management" and "Share Ownership of Directors and Executive Officers".

APCo, OPCo, PSO and SWEPCO. The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to the definitive information statement for each company (which will be filed with the SEC under the Exchange Act) relating to the 2011 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners and Management" and "Share Ownership of Directors and Executive Officers".

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders(1)	1,557,813	$32.88	18,836,851
Equity compensation plans not approved by security holders	0	0	0
Total	1,557,813	$32.88	18,836,851

(1) Consists of shares to be issued upon exercise of outstanding options granted under the Amended and Restated American Electric Power System Long-Term Incentive Plan.

(2) AEP deducts equity compensation granted in stock units that are paid in cash, rather than AEP common shares, such as AEP's performance units and deferred stock units, from the number of shares available for future grants under the Amended and Restated American Electric Power System Long-Term Incentive Plan.  The number of shares available under this plan would be 1,185,633 higher if equity compensation that is paid in cash were not deducted from this column.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CSPCo and I&M:  Omitted pursuant to Instruction I(2)(c).

AEP:  The information called for by this Item 13 is incorporated herein by reference to AEP's definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2011 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

APCo, OPCo, PSO and SWEPCo:    Certain Relationships and Related Transactions.  There were no related person transactions involving APCo, OPCo, PSO or SWEPCo.  All of those companies' directors are not independent by virtue of being directors, officers or employees of AEP or  APCo, OPCo, PSO or SWEPCo.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP.  The information called for by this Item 14 is incorporated herein by reference to AEP's definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2011 Annual Meeting under the captions “Audit and Non-Audit Fees,” "Audit Committee Report" and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

APCo, OPCo, PSO and SWEPCo.  The information called for by this Item 14 is incorporated herein by reference to the definitive information statement for each company (which will be filed with the SEC under the Exchange Act) relating to the 2011 Annual Meeting under the captions “Independent Registered Public Accounting Firm,” and “AEP's Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

CSPCo and I&M.

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2011 annual meeting of shareholders. The following table presents directly billed fees for professional services rendered by Deloitte & Touche LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2009 and 2010, and fees directly billed for other services rendered by Deloitte & Touche LLP during those periods.  Deloitte & Touche LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the description of principal accounting fees and services for AEP, above.

	CSPCo		I&M
	2010	2009	2010	2009
Audit Fees	$871,146	$1,038,130	$1,393,624	$1,612,867
Audit-Related Fees	6,500	25,994	6,500	37,851
Tax Fees	9,000	25,536	12,000	39,304
TOTAL	$886,646	$1,089,660	$1,412,124	$1,690,022

 PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Page
1. Financial Statements:
The following financial statements have been incorporated herein by reference pursuant to Item 8.
AEP and Subsidiary Companies:
Reports of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; Consolidated Balance Sheets as of December 31, 2010 and 2009; Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; Notes to Consolidated Financial Statements.

APCo, CSPCo and I&M:
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; Consolidated Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; Consolidated Balance Sheets as of December 31, 2010 and 2009; Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

OPCo and SWEPCo:
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; Consolidated Balance Sheets as of December 31, 2010 and 2009; Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

PSO:
Statements of Operations for the years ended December 31, 2010, 2009 and 2008; Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; Balance Sheets as of December 31, 2010 and 2009; Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules:
         Financial Statement Schedules are listed in the Index to Financial Statement Schedules (Certain   schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable). Reports of Independent Registered Public Accounting Firm
S-1
3. Exhibits:
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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 25, 2011
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Brian X. Tierney	Executive Vice President and	February 25, 2011
	(Brian X. Tierney)	Chief Financial Officer

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and	February 25, 2011
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*E. R. Brooks
*Donald M. Carlton
* James F. Cordes
*Ralph D. Crosby, Jr.
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Lester A. Hudson, Jr.
*Lionel L. Nowell, III
*Richard L. Sandor
*Kathryn D. Sullivan
*Sara Martinez Tucker
*John F. Turner

*By:	/s/ Brian X. Tierney		February 25, 2011
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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 25, 2011
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President,	February 25, 2011
	(Brian X. Tierney)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 25, 2011
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*D. Michael Miller
*Robert P. Powers
*Barbara D. Radous
*Susan Tomasky
*Dennis E. Welch

*By:	/s/ Brian X. Tierney		February 25, 2011
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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 25, 2011
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President,	February 25, 2011
	(Brian X. Tierney)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 25, 2011
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Sarah L. Bodner
*Paul Chodak, III
*J. Edward Ehler
*Carl L. English
*Allen R. Glassburn
*scott m. krawec
*Daniel V. Lee
*Marc E. Lewis
*Robert P. Powers
*Susan Tomasky

*By:	/s/ Brian X. Tierney		February 25, 2011
(Brian X. Tierney, Attorney-in-Fact)

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	S-2

The following financial statement schedules are included in this report on the pages indicated:

AMERICAN ELECTRIC POWER COMPANY, INC. (Parent) Schedule I — Condensed Financial Information Schedule I — Condensed Notes to Condensed Financial Information	S-3

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES Schedule II — Valuation and Qualifying Accounts and Reserves	S-10
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Electric Power Company, Inc.:

We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiary companies (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 25, 2011 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting pronouncement in 2010); such consolidated financial statements and our reports are included in the Company’s 2010 Annual Report (filed as Exhibit 13 to the 2010 Annual Report on Form 10-K of American Electric Power Company, Inc.) and are incorporated herein by reference.  Our audits also included the financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the financial statements of Appalachian Power Company and subsidiaries, Columbus Southern Power Company and subsidiaries, Indiana Michigan Power Company and subsidiaries, Ohio Power Company Consolidated, Public Service Company of Oklahoma and Southwestern Electric Power Company Consolidated (collectively, the “Companies”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our reports thereon dated February 25, 2011 (which report on the financial statements of Southwestern Electric Power Company Consolidated expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting pronouncement in 2010); such financial statements and our reports are included in the Companies' 2010 Annual Reports (filed as Exhibit 13 to the 2010 Annual Reports on Form 10-K of Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company) and are incorporated herein by reference.  Our audits also included the financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 25, 2011

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2010, 2009 and 2008
(in millions, except per-share and share amounts)

	2010	2009	2008
REVENUES
Affiliated Revenues	$4	$2	$1

EXPENSES
Other Operation	54	18	15

OPERATING LOSS	(50)	(16)	(14)

Other Income (Expense):
Interest Income	22	45	77
Interest Expense	(52)	(84)	(112)

LOSS BEFORE EQUITY EARNINGS	(80)	(55)	(49)

Equity Earnings of Unconsolidated Subsidiaries	1,291	1,412	1,429

NET INCOME	$1,211	$1,357	$1,380

WEIGHTED AVERAGE NUMBER OF BASIC AEP
COMMON SHARES OUTSTANDING	479,373,306	458,677,534	402,083,847

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE
TO AEP COMMON SHAREHOLDERS	$2.53	$2.96	$3.43

WEIGHTED AVERAGE NUMBER OF DILUTED AEP
COMMON SHARES OUTSTANDING	479,601,442	458,982,292	403,640,708

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE
TO AEP COMMON SHAREHOLDERS	$2.53	$2.96	$3.42

See Condensed Notes to Condensed Financial Information.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2010 and 2009
(in millions)

	2010	2009
CURRENT ASSETS
Cash and Cash Equivalents	$231	$233
Other Temporary Investments	99	33
Advances to Affiliates	556	257
Accounts Receivable:
General	18	27
Affiliated Companies	113	11
Total Accounts Receivable	131	38
Prepayments and Other Current Assets	7	7
TOTAL CURRENT ASSETS	1,024	568

PROPERTY, PLANT AND EQUIPMENT
General	2	2
Total Property, Plant and Equipment	2	2
Accumulated Depreciation and Amortization	2	2
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	-	-

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	14,297	13,861
Affiliated Notes Receivable	295	575
Deferred Charges and Other Noncurrent Assets	70	70
TOTAL OTHER NONCURRENT ASSETS	14,662	14,506

TOTAL ASSETS	$15,686	$15,074

See Condensed Notes to Condensed Financial Information.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2010 and 2009
(dollars in millions)

			2010	2009
CURRENT LIABILITIES
Advances from Affiliates			$295	$289
Accounts Payable:
General			5	-
Affiliated Companies			544	460
Long-term Debt Due Within One Year			-	490
Short Term Debt			650	119
Accrued Interest			2	11
Other Current Liabilities			2	4
TOTAL CURRENT LIABILITIES			1,498	1,373

NONCURRENT LIABILITIES
Long-term Debt			552	544
Deferred Credits and Other Noncurrent Liabilities			14	17
TOTAL NONCURRENT LIABILITIES			566	561

TOTAL LIABILITIES			2,064	1,934

COMMON SHAREHOLDERS' EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2010	2009
Shares Authorized	600,000,000	600,000,000
Shares Issued	501,114,881	498,333,265
(20,307,725 shares and 20,278,858 shares were held in treasury at December 31, 2010
and 2009, respectively)			3,257	3,239
Paid-in Capital			5,904	5,824
Retained Earnings			4,842	4,451
Accumulated Other Comprehensive Income (Loss)			(381)	(374)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			13,622	13,140

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$15,686	$15,074

See Condensed Notes to Condensed Financial Information.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(in millions)

	2010	2009	2008
OPERATING ACTIVITIES
Net Income	$1,211	$1,357	$1,380
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Equity Earnings of Unconsolidated Subsidiaries	(1,291)	(1,412)	(1,429)
Cash Dividend Received from Unconsolidated Subsidiaries	854	530	383
Change in Other Noncurrent Assets	-	5	(3)
Change in Other Noncurrent Liabilities	14	6	44
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(93)	14	(20)
Accounts Payable	89	29	1
Other Current Assets	-	-	2
Other Current Liabilities	(12)	(3)	(4)
Net Cash Flows from Operating Activities	772	526	354

INVESTING ACTIVITIES
Purchases of Investment Securities	(333)	(66)	(869)
Sales of Investment Securities	267	36	935
Change in Advances to Affiliates, Net	(299)	1,441	(1,110)
Capital Contributions to Unconsolidated Subsidiaries	(6)	(1,154)	(481)
Issuance of Notes Receivable to Affiliated Companies	(20)	(25)	-
Repayments of Notes Receivable from Affiliated Companies	300	5	5
Other Investing Activities	-	1	-
Net Cash Flows from (Used for) Investing Activities	(91)	238	(1,520)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	93	1,728	159
Issuance of Long-term Debt	-	-	305
Commercial Paper and Credit Facility Borrowings	466	-	1,969
Change in Short-term Debt, Net	80	119	(659)
Retirement of Long-term Debt	(490)	-	-
Change in Advances from Affiliates, Net	6	(3)	288
Commercial Paper and Credit Facility Repayments	(15)	(1,969)	-
Dividends Paid on Common Stock	(820)	(753)	(660)
Other Financing Activities	(3)	(4)	(1)
Net Cash Flows from (Used for) Financing Activities	(683)	(882)	1,401

Net Increase (Decrease) in Cash and Cash Equivalents	(2)	(118)	235
Cash and Cash Equivalents at Beginning of Period	233	351	116
Cash and Cash Equivalents at End of Period	$231	$233	$351

See Condensed Notes to Condensed Financial Information.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1.	Summary of Significant Accounting Policies
2.	Commitments, Guarantees and Contingencies
3.	Financing Activities
4.	Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEP (Parent) is required as a result of the restricted net assets of consolidated subsidiaries exceeding 25% of consolidated net assets as of December 31, 2010.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs.

Income Taxes

Parent files a consolidated federal income tax return with its subsidiaries.  The AEP System’s current consolidated federal income tax is allocated to the AEP System companies so that their current tax expense reflects a separate return result for each company in the consolidated group.  The tax benefit of Parent is allocated to its subsidiaries with taxable income.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters.  For further discussion of commitments, guarantees and contingencies, see Note 6 in the 2010 Annual Reports.

3.  FINANCING ACTIVITIES

Long-term Debt

	Interest Rate at			Outstanding at
	December 31,	Interest Rate Ranges at December 31,		December 31,
Type of Debt and Maturity	2010	2010	2009	2010	2009
				(in millions)
Senior Unsecured Notes
2010-2015	5.25%	5.25%	5.25%-5.375%	$243	$733

Junior Subordinated Debentures
2063	8.75%	8.75%	8.75%	315	315

Unamortized Discount (net)				(6)	(14)
Total Long-term Debt Outstanding				552	1,034
Less Portion Due Within One Year				-	490
Long-term Portion				$552	$544

Long-term debt outstanding at December 31, 2010 is payable as follows:

						After
	2011	2012	2013	2014	2015	2015	Total
	(in millions)
Principal Amount	$-	$-	$-	$-	$243	$315	$558
Unamortized Discount							(6)
Total Long-term Debt Outstanding
at December 31, 2010							$552

Short-term Debt

Parent's outstanding short-term debt was as follows:

	December 31,
	2010		2009
	Outstanding	Weighted Average	Outstanding	Weighted Average
Type of Debt	Amount	Interest Rate	Amount	Interest Rate
	(in millions)		(in millions)
Commercial Paper	$650	0.52%	$119	0.26%
Total Short-term Debt	$650		$119

4.  RELATED PARTY TRANSACTIONS

Payments on behalf of Subsidiaries

Due to occasional time sensitivity and complexity of payments, Parent makes certain insurance, tax and benefit payments on behalf of subsidiary companies.  Parent is then fully reimbursed by the subsidiary companies.

Short-term Lending to Subsidiaries

Parent uses a commercial paper program to meet the short-term borrowing needs of subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The program also allows some direct borrowers to invest excess cash with Parent.

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s Statements of Income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $1 million, $3 million and $9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s Statements of Income.  Parent earned interest income for amounts advanced to subsidiaries of $2 million, $11 million and $37 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Global Borrowing Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the global notes, but the subsidiaries accrue interest for their share of the global borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s Statements of Income.  Parent earned interest income on loans to subsidiaries of $18 million, $29 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$37,399	$36,699	$(1,036)	$31,507	$41,555
Year Ended December 31, 2009	42,388	31,867	(2,850)	34,006	37,399
Year Ended December 31, 2008	52,046	27,598	365	37,621	42,388

(a)	Recoveries offset by reclasses to other liabilities.
(b)	Uncollectible accounts written off.

APCo		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$5,408	$6,573	$292	$5,606	$6,667
Year Ended December 31, 2009	6,176	4,198	(137)	4,829	5,408
Year Ended December 31, 2008	13,948	3,477	289	11,538	6,176

(a)	Recoveries offset by reclasses to other liabilities.
(b)	Uncollectible accounts written off.

CSPCo		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$3,481	$16	$(404)	$1,509	$1,584
Year Ended December 31, 2009	2,895	1,362	(775)	1	3,481
Year Ended December 31, 2008	2,563	332	-	-	2,895

(a)	Recoveries offset by reclasses to other liabilities.
(b)	Uncollectible accounts written off.

I&M		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Other		End of
Description	of Period	Expenses		Accounts (a)	Deductions (b)	Period
(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$2,265	$(139)	(c)	$(424)	$10	$1,692
Year Ended December 31, 2009	3,310	78		(783)	340	2,265
Year Ended December 31, 2008	2,711	599		-	-	3,310

(a)	Recoveries offset by reclasses to other liabilities.
(b)	Uncollectible accounts written off.
(c)	Recoveries on previous reserve balance.

OPCo		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$2,665	$43	$(524)	$-	$2,184
Year Ended December 31, 2009	3,586	16	(933)	4	2,665
Year Ended December 31, 2008	3,396	191	-	1	3,586

(a)	Recoveries offset by reclasses to other liabilities.
(b)	Uncollectible accounts written off.

PSO		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$304	$709	$-	$42	$971
Year Ended December 31, 2009	20	284	-	-	304
Year Ended December 31, 2008	-	20	-	-	20

(a)	Recoveries on accounts previously written off.
(b)	Uncollectible accounts written off.

SWEPCo		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a)	Deductions (b)	Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2010	$64	$400	$166	$42	$588
Year Ended December 31, 2009	135	-	-	71	64
Year Ended December 31, 2008	143	-	-	8	135

(a)	Recoveries on accounts previously written off.
(b)	Uncollectible accounts written off.

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.  Exhibits (“Ex”) not identified as previously filed are filed herewith.  Exhibits designated with a dagger (†), are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form.  Exhibits designated with an asterisk (*), are filed herewith.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
REGISTRANT:AEP‡File No. 1-3525
3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 28, 2009.	2009 Form 10-K, Ex 3(a)
3(b)	Composite By-Laws of AEP, as amended as of April 28, 2009.	2009 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.	Registration Statement No. 333-86050, Ex 4(a)(b)(c) Registration Statement No. 333-105532, Ex 4(d)(e)(f)
4(b)	Purchase Agreement dated as of March 8, 2005, between AEP and Merrill Lynch International.	Form 10-Q, Ex 4(a), March 31, 2005
4(c)	Junior Subordinated Indenture dated as of March 1, 2008 between AEP and The Bank of New York as Trustee.	Registration Statement 333-156387, Ex 4(c)(d)
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
Form 10-Q, Ex 10(f) September 30, 2008
10(a)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3)
10(b)	Restated and Amended Operating Agreement, among	Form 10-Q, Ex 10(b), March 31, 2006

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b) 1988 Form 10-K, Ex 10(b)(2)
10(d)	Restated and Amended Transmission Coordination Agreement, dated April 15, 2002, among PSO, SWEPCo, TNC and AEPSC.	2009 Form 10-K, Ex 10(d)
10(e)(1)	Amended and Restated Operating Agreement dated as of June 2, 1997, of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(1)
10(e)(2)	PJM West Reliability Assurance Agreement, dated as of March 14, 2001, among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(e)(2)
10(e)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(3)
10(f)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)
10(g)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l)
10(h)	Consent Decree with U.S. District Court dated October 9, 2007.	Form 8-K, Ex 10.1 dated October 9, 2007
†10(i)	AEP Accident Coverage Insurance Plan for Directors.	1985 Form 10-K, Ex 10(g)
†10(j)	AEP Retainer Deferral Plan for Non-Employee Directors, effective January 1, 2005, as amended February 9, 2007.	2007 Form 10-K, Ex 10(j)(i)
†10(k)	AEP Stock Unit Accumulation Plan for Non-Employee Directors, as amended.	2003 Form 10-K, Ex 10(k)(2)
†10(k)(1)	First Amendment to AEP Stock Unit Accumulation Plan for Non-Employee Directors dated as of February 9, 2007.	2006 Form 10-K, Ex 10(j)(2)(A)
†10(l)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(l)(1)(A)
†10(l)(1)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

*†10(l)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).
†10(l)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)
†10(l)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)
†10(m)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
†10(m)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.	2008 Form 10-K, Ex 10(m)(1)(A)
†10(m)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s)
†10(m)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(m)(3)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(m)(4)(A)
†10(m)(4)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(n)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(o)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
†10(o)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(o)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(o)(1)(B)
†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(p)
†10(q)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
†10(r)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(r)
†10(s)	AEP Change In Control Agreement, effective November 1, 2009.	2009 Form 10-K, Ex 10(s)
*†10(t)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 10-Q, Ex 10, March 31, 2010
†10(t)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), September 30, 2004
†10(t)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(t)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2008 Form 10-K, Ex 10(t)(3)(A)
†10(u)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2010.	2010 Form 10-K, Ex 10(u)
†10(v)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(v)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the AEP 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
*21	List of subsidiaries of AEP.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
REGISTRANT:APCo‡File No. 1-3457
3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)
3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.	Registration Statement No. 333-45927, Ex 4(a)(b) Registration Statement No. 333-49071, Ex 4(b) Registration Statement No. 333-84061, Ex 4(b)(c)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

Registration Statement No. 333-100451, Ex 4(b)(c)(d)
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate to The Bank of New York Mellon, dated May 24, 2010 establishing terms of 3.40% Senior Notes due 2015.	Form 8-K, Ex 4(a) dated May 24, 2010
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B) Registration Statement No 2-66301, Ex 5(a)(1)(C) Registration Statement No. 2-67728, Ex 5(a)(1)(D)
1989 Form 10-K, Ex 10(a)(1)(F)
1992 Form 10-K, Ex 10(a)(1)(B)

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b) 1988 Form 10-K, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
†10(g)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(h)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(h)(1)
*†10(h)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).
†10(h)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(h)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(h)(3)(A)
†10(i)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
†10(i)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.	2008 Form 10-K, Ex 10(i)(A)
†10(i)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(i)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(i)(3)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(i)(4)(A)
†10(i)(4)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(j)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(k)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(k)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(k)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(k)(1)(B)
†10(l)	AEP Change In Control Agreement, effective November 1, 2009.	2009 10-K, Ex 10(l)
*†10(m)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 10-Q, Ex 10, March 31, 2010
†10(m)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), November 5, 2004
†10(m)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(m)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2008 Form 10-K, Ex10(m)(3)(A)
†10(n)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2010.	2009 Form 10-K, Ex 10(n)
†10(o)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(n)
†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(o)
†10(q)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
†10(r)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(q)
*12	Statement re: Computation of Ratios.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
*13	Copy of those portions of the APCo 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of APCo.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT:CSPCo‡File No. 1-2680
3(a)	Composite of Amended Articles of Incorporation of CSPCo, dated May 19, 1994.	1994 Form 10-K, Ex 3(c)
3(b)	Amended Code of Regulations of CSPCo.	Form 10-Q, Ex 3(b) June 30, 2008
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603. Ex 4(b)
4(b)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603 Ex 4(b)
4(c)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated May 16, 2008, establishing terms of 6.05% Senior Notes, Series G, due 2018.	Form 8-K, Ex 4(a), dated May 16, 2008
*4(d)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated March 16, 2010 establishing terms of floating rate notes Series A due 2012.	Form 8-K, Ex 4(a) dated March 16, 2010
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
Form 10-Q, Ex 10(f) September 30, 2008

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
Administrative Agent.
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(B)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No.1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(b)(2)	Unit Power Agreement, dated March 15, 2007 between AEGCo and CSPCo.	2007 Form 10-K, Ex 10(b)(2)
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo, and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b), File No. 1-3525 1988 Form 10-K, Ex 10(b)(2) File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the CSPCo 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of CSPCo.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: I&M‡ File No. 1-3570
3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)
3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)

	Nature of Exhibit	Previously Filed as Exhibit to:
4(b)	Company Order and Officer’s Certificate to The Bank of New York, dated January 15, 2009 establishing terms of 7.00% Senior Notes, Series I due 2019.	Form 8-K, Ex 4(a) dated January 15, 2009
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(a)(4)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) APCo 1992 Form 10-K, Ex 10(a)(2)(B), File No. 1-3457
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M, and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(b)(2)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b), File No. 1-3525 1988 Form 10-K, File No. 1-3525, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo,	2004 Form 10-K, Ex 10(d)(3)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
Kingsport Power Company and Wheeling Power Company.
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
10(g)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the I&M 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of I&M.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT:OPCo‡File No.1-6543
3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002
3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as Trustee.
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
Form 10-Q, Ex 10(d) September 30, 2008
4(g)	$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M,	Form 10-Q, Ex 10(e) September 30, 2008

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3), File 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent.	1985 Form 10-K, Ex 10(b), File No. 1-3525 1988 Form 10-K, Ex 10(b)(2), File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Item Ex 10.1 dated October 9, 2007
10(g)(1)	Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	1993 Form 10-K, Ex 10(f) 2003 Form 10-K, Ex 10(e)
10(g)(2)	Amendment No. 9, dated July 1, 2003, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	Form 10-Q, Ex 10(a), September 30, 2004
†10(h)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(i)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(j)(1)
*†10(i)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011. (Non-Qualified).
†10(i)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(i)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(j)(3)(A)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
†10(j)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
†10(j)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.	2008 Form 10-K, Ex 10(k)(1)(A )
†10(j)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(j)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(j)(3)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(k)(4)(A)
†10(j)(4)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004, File No. 1-3525
†10(k)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(l)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(l)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(l)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(m)(1)(B)
†10(m)	AEP Change In Control Agreement, effective November 1, 2009.	2009 Form 10-K, Ex 10(m)
*†10(n)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 10-Q, Ex 10, March 31, 2010
†10(o)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), November 5, 2004, File No. 1-3525
†10(p)(1)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(p)(1)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2008 Form 10-K, Ex 10(q)(1)(A)
†10(q)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2010.	2009 Form 10-K, Ex 10(q)
†10(r)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10, Ex 10(s)
†10(s)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10, Ex 10(t)
†10(t)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
†10(u)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.	2008 Form 10, Ex 10(v)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the OPCo 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of OPCo.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
REGISTRANT: PSO‡ File No. 0-343
3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008
3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)
4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)
4(b)	Eighth Supplemental Indenture, dated as of November 13, 2009 between PSO and The Bank of New York Mellon, as Trustee, establishing terms of the 5.15% Senior Notes, Series H, due 2019.	Form 8-K, Ex 4(a), dated November 13, 2009
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
Form 10-Q, Ex 10(f) September 30, 2008
10(a)	Restated and Amended Operating Agreement, among PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Restated and Amended Transmission Coordination Agreement, dated April 15, 2002, among PSO, SWEPCo, TNC and AEPSC.	2009 Form 10-K Ex 10(b)
†10(c)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(d)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(d)(1)
*†10(d)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).
†10(d)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(d)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(d)(3)(A)
†10(e)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
†10(e)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.	2008 Form 10-K, Ex 10(e)(A)
†10(e)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(e)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(e)(3)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(e)(4)(A)
†10(e)(4)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(f)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(g)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(g)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(g)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(g)(1)(B)
†10(h)	AEP Change In Control Agreement, effective November 1, 2009.	2009 Form 10-K, Ex 10(h)
*†10(i)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 10-Q, Ex 10, March 31, 2010
†10(i)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), November 5, 2004
†10(i)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(i)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2008 Form 10-K, Ex 10(i)(3)(A)
†10(j)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2010.	2009 Form 10-K, Ex 10(j)
†10(k)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(j)
†10(l)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(k)
†10(m)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(p)
†10(n)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(m)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the PSO 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of PSO.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
REGISTRANT: SWEPCo‡ File No. 1-3146
3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)
3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)

4(b)	Eighth Supplemental Indenture dated as of March 1, 2010 between SWEPCo and The Bank of New York Mellon establishing terms of 6.20% Senior Notes, Series H, due 2040.	Form 8-K, Ex 4(a), dated March 8, 2010
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
Form 10-Q, Ex 10(f) September 30, 2008
10(a)	Restated and Amended Operating Agreement, among PSO, TCC, TNC, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Restated and Amended Transmission Coordination Agreement, dated April 15, 2002, among PSO, SWEPCo, TNC and AEPSC.	Form 2009 10-K, Ex 10(b)
†10(c)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(d)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(d)(1)
*†10(d)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).
†10(d)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(d)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(d)(3)(A)
†10(e)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)

	Nature of Exhibit	Previously Filed as Exhibit to:
†10(e)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.	2008 Form 10-K, Ex 10(e)(A)
†10(e)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(e)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(e)(3)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(e)(4)(A)
†10(e)(4)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(f)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(g)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(g)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(g)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(g)(1)(B)
†10(h)	AEP Change In Control Agreement, effective November 1, 2009.	2009 Form 10-K, Ex 10(h)
*†10(i)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 10-Q, Ex 10, March 31, 2010
†10(i)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), November 5, 2004
†10(i)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(i)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2008 Form 10-K, Ex 10(i)(3)(A)
†10(j)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2010.	2009 Form 10-K, Ex 10(j)
†10(k)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(j)
†10(l)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(k)
†10(m)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(p)
†10(n)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(m)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the SWEPCo 2010 Annual Report (for the fiscal year ended December 31, 2010) which are incorporated by reference in this filing.
21	List of subsidiaries of SWEPCo.	2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

‡ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants.  The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.