Form 10-Q
period 2012-09-30
AMERICAN ELECTRIC POWER CO INC; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO
filed 2012-10-26
CIK 4904, 6879, 50172, 73986, 81027, 92487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012
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

Number of shares of common stock outstanding of the registrants at October 25, 2012

American Electric Power Company, Inc.	485,249,096
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2012

Page Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2 and 3 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk:
American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	30
Index of Condensed Notes to Condensed Consolidated Financial Statements	36

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	82
Condensed Consolidated Financial Statements	88
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	94

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	96
Condensed Consolidated Financial Statements	103
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	109

Ohio Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	111
Condensed Consolidated Financial Statements	119
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	125

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	127
Condensed Financial Statements	130
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	136

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	138
Condensed Consolidated Financial Statements	143
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	149

Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	150

Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries	207

Controls and Procedures	214

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	215
Item 1A.	Risk Factors	215
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	217
Item 4.	Mine Safety Disclosures	217
Item 5.	Other Information	218
Item 6.	Exhibits:	218
	Exhibit 10
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b) Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		219

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

i

FTR
Financial Transmission Right, a financial instrument that entitles the holder to receive compensation for certain congestion-related transmission charges that arise when the power grid is congested resulting in differences in locational prices.

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IGCC	Integrated Gasification Combined Cycle, technology that turns coal into a cleaner-burning gas.
Interconnection Agreement	An agreement by and among APCo, I&M, KPCo and OPCo, defining the sharing of costs and benefits associated with their respective generating plants.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatthour.
LPSC	Louisiana Public Service Commission.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatthour.
NEIL	Nuclear Electric Insurance Limited insures domestic and international nuclear utilities for the costs associated with interruptions, damages, decontaminations and related nuclear risks.
NOx	Nitrogen oxide.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
OCC	Corporation Commission of the State of Oklahoma.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OTC	Over the counter.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
POLR	Provider of Last Resort revenues.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants; APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant	A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport, Indiana, owned by AEGCo and I&M.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated variable interest entity for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.

SIA	System Integration Agreement, effective June 15, 2000, provides contractual basis for coordinated planning, operation and maintenance of the power supply sources of the combined AEP.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
Stall Unit	J. Lamar Stall Unit at Arsenal Hill Plant, a 543 MW natural gas unit owned by SWEPCo.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC	AEP Texas Central Company, an AEP electric utility subsidiary.
TNC	AEP Texas North Company, an AEP electric utility subsidiary.
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

•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load, customer growth and the impact of retail competition, particularly in Ohio.
•	Weather conditions, including storms, and our ability to recover significant storm restoration costs through applicable rate mechanisms.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness and performance of fuel suppliers and transporters.
•	Availability of necessary generating capacity and the performance of our generating plants.
•	Our ability to resolve cost-related issues regarding I&M’s Donald C. Cook Nuclear Plant Unit 1 restoration and outage through warranty, insurance and the regulatory process.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
•
Our ability to build or acquire generating capacity and transmission lines and facilities (including our ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms and to recover those costs (including the costs of projects that are cancelled) through applicable rate cases or competitive rates.

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

•	Resolution of litigation.
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity, coal, natural gas and other energy-related commodities.
•	Prices and demand for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation.
•	Our ability to recover through rates or market prices any remaining unrecovered investment in generating units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for electricity, coal, natural gas and other energy-related commodities.

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

•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, cyber security threats and other catastrophic events.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

June 2012 – May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP through May 2015.  The ESP allowed the continuation of the fuel adjustment clause and established a non-bypassable Distribution Investment Rider (DIR) effective September 2012 through May 2015 to recover, with certain caps, post-August 2010 distribution investment.  The DIR is capped at $86 million in 2012, $104 million in 2013, $124 million in 2014 and $52 million for the period January through May 2015, for a total of $366 million.  The ESP also maintained recovery of several previous ESP riders and required OPCo to contribute $2 million per year during the ESP to the Ohio Growth Fund.  In addition, the ESP approved a storm damage recovery mechanism which allowed OPCo to defer the majority of the incremental distribution operation and maintenance costs from 2012 storms.

Finally, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the standard service offer (SSO) load with delivery beginning six months after the receipt of ESP and corporate separation orders and extending through December 2014.  The PUCO also ordered OPCo to conduct an energy-only auction for a total of 60% of the SSO load with delivery beginning June 2014 through May 2015.  In addition, the PUCO ordered OPCo to conduct an energy-only auction for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  Starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load.  In September 2012, OPCo and intervenors filed applications with the PUCO for rehearing.  Rehearing of this order is pending at the PUCO.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers to the extent that the total incurred capacity costs do not exceed $188.88/MW day.  The RPM price is approximately $20/MW day through May 2013.  Several parties, including OPCo, requested rehearing of the July 2012 PUCO order, which was upheld by the PUCO in October 2012.  In the August 2012 PUCO order which adopted and modified the new ESP, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR is intended to provide $508 million over the ESP period and will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the deferred capacity costs.  In August 2012, the Industrial Energy Users-Ohio (IEU) filed a claim before the Supreme Court of Ohio stating, among other things, that OPCo’s collection of its capacity costs is illegal.  OPCo and the PUCO filed motions to dismiss IEU’s claim.  If OPCo is ultimately not permitted to fully collect its deferred capacity costs and ESP rates, including the RSR, it would reduce future net income and cash flows and impact financial condition.  See “Ohio Electric Security Plan Filing” section of Note 2.

Ohio Customer Choice

In our Ohio service territory, various CRES providers are targeting retail customers by offering alternative generation service.  As a result, in comparison to the third quarter of 2011 and the first nine months of 2011, we lost approximately $67 million and $165 million, respectively, of gross margin.  This reduction in gross margin is partially offset by (a) collection of capacity revenues from CRES providers, (b) off-system sales, (c) deferral of unrecovered capacity costs, (d) Retail Stability Rider collections from Ohio retail distribution customers and (e) revenues from AEP Energy, our CRES provider and member of our Generation and Marketing segment.  As of September 30, 2012, based upon an average annual load, approximately 42% of our Ohio load had switched to CRES providers and approximately 6% of our Ohio load had formally initiated the switching process to a CRES provider for a total of 48%.  To enhance our competitive position in Ohio, AEP Energy targets retail customers, both within and outside of our retail service territory.

Proposed Corporate Separation and Termination of the Interconnection Agreement

In March 2012, OPCo filed an application with the PUCO for approval of the corporate separation of its generation assets including the transfer of generation assets to a nonregulated AEP subsidiary at net book value.  In October 2012, the PUCO issued an order which approved the transfer of OPCo’s generation assets at net book value to AEP Generation Resources, Inc. (AEPGenCo), a nonregulated affiliate in the Generation and Marketing segment.  AEPGenCo will also assume the associated generation liabilities.  Management intends to file an application with the FERC in the fourth quarter of 2012 related to corporate separation.  Our results of operations related to generation in Ohio will be largely determined by our ability to sell power and capacity at a profit at rates determined by the prevailing market.  If we are unable to sell power and capacity at a profit, it could reduce future net income and cash flows and impact financial condition.

In December 2010, each of the members of the Interconnection Agreement gave notice to AEPSC and each other of its decision to terminate the Interconnection Agreement effective as of December 31, 2013 or such other date as ordered by the FERC.  Management intends to file an application with the FERC in the fourth quarter of 2012 to terminate the Interconnection Agreement.  It is unknown whether the Interconnection Agreement will be replaced by a new agreement among some or all of the members, whether individual companies will enter into bilateral or multi-party contracts with each other for power sales and purchases or asset transfers, or if each company will choose to operate independently.  If any of the members of the Interconnection Agreement experience decreases in revenues or increases in costs as a result of the termination of the Interconnection Agreement and are unable to recover the change in revenues and costs through rates, prices or additional sales, it could reduce future net income and cash flows.

Based on the interdependent nature of generation activities subject to the Interconnection Agreement, the AEP East companies’ generation assets are evaluated for their accounting recoverability collectively as an asset group.  We are monitoring the potential impact that the proposed corporate separation of OPCo’s generation assets and the proposed termination of the Interconnection Agreement could have on the accounting evaluation of the recoverability of the net book values of OPCo’s generation assets.  The net book value of the OPCo units that we plan to retire included in the table below in the “Environmental Controls Impact on the Generating Fleet” section and our share of W. C. Beckjord Generating Station was $284 million as of September 30, 2012.  These generating assets are being depreciated through May 2015.

Significantly Excessive Earnings Test

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  In May 2011, the Industrial Energy Users-Ohio and the Ohio Energy Group filed appeals with the Supreme Court of Ohio challenging the PUCO’s SEET decision.  In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  Subsequent testimony and legal briefs from intervenors recommended refunds of a portion of 2010 earnings.  OPCo is required to file its 2011 SEET filing with the PUCO in 2012 on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s request to file the 2011 SEET one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo.  See “Ohio Electric Security Plan Filing” section of Note 2.

Indiana Base Rate Case

In September 2011, I&M filed a request with the IURC for a net annual increase in Indiana base rates of $149 million based upon a return on common equity of 11.15%.  The $149 million net annual increase reflects an increase in base rates of $178 million offset by proposed corresponding reductions of $13 million to the off-system sales sharing rider, $9 million to the PJM cost rider and $7 million to the clean coal technology rider rates.  The request included an increase in depreciation rates that would result in an increase of approximately $25 million in annual depreciation expense.  Included in the depreciation rates increase was a decrease in the average remaining life of Tanners Creek Plant to account for the change in the retirement date of Tanners Creek Plant, Units 1-3 from 2020 to 2014.  In May 2012, I&M filed rebuttal testimony which changed the retirement date for Tanners Creek Plant, Units 1-3 to 2015.

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

Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operations and maintenance costs.  In September 2012, an Administrative Law Judge issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  A decision from the PUCT is expected in the second quarter of 2013.  See “2012 Texas Base Rate Case” section of Note 2.

Special Rate Mechanism for Ormet

In October 2012, the PUCO issued an order approving a delayed payment plan for Ormet of its October and November 2012 power billings in equal monthly installment payments over the period January 2014 to May 2015 without interest.  In the event Ormet, a large industrial customer in Ohio, does not pay the deferred billings, the PUCO permitted OPCo to recover the unpaid balance up to $20 million in future rates.  To the extent unpaid deferred billings exceed $20 million, it will reduce future net income and cash flows.

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

Nuclear Regulatory Commission

As a result of the nuclear plant situation in Japan following a March 2011 earthquake, the Nuclear Regulatory Commission (NRC) initiated a review of safety procedures and requirements for nuclear generating facilities.  As a result, the NRC issued orders and guidance that increase procedures and testing requirements, require physical modifications to the plant and will increase future operating costs at the Cook Plant.  We anticipate that future cumulative compliance costs will range from $40 million to $50 million.  Approximately half of this estimate is expected to be capital.  The remainder will be operating expenses that generally is expected to be incurred over the plant’s life.

The NRC is also looking into the fuel used at eleven reactors, including the units at the Cook Plant.  Their concern relates to fuel temperatures if abnormal conditions are experienced.  We continue to monitor this issue and respond to the NRC’s inquiry, as necessary. In addition to the review by the NRC, Congress could consider legislation increasing oversight of nuclear generating facilities.  We are unable to predict the impact of potential future regulation of nuclear facilities.

Cook Plant Life Cycle Management Project

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project (LCM Project), which consists of a group of capital projects for Cook Plant Units 1 and 2.  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  In Indiana, I&M requested recovery of certain project costs, including interest, through a rider effective January 2013.  A hearing at the IURC is scheduled for January 2013.  In Michigan, I&M requested that the MPSC approve a Certificate of Need and authorize I&M to defer, on an interim basis, incremental depreciation and related property tax costs, including interest, along with study, analysis and development costs until the applicable LCM costs are included in I&M’s base rates.  As of September 30, 2012, I&M has incurred $109 million related to the LCM Project, including AFUDC.  Several intervenors filed testimony with various recommendations.  If I&M is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.  See “Cook Plant Life Cycle Management Project” section of Note 2.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  We continue to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2012, the AEP System had a total generating capacity of 37,035 MWs, of which 23,900 MWs are coal-fired.  We continue to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on our coal-fired generating facilities.  Based upon our estimates, investment to meet these proposed requirements ranges from approximately $6 billion to $7 billion between 2012 and 2020.  These amounts include investments to convert 1,055 MWs of coal generation to natural gas capacity.  If natural gas conversion is not completed, the units could be closed sooner than planned.

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

In September 2012, based upon an agreement in principle with the Federal EPA, the State of Oklahoma and other parties, PSO filed an environmental compliance plan with the OCC to retire Units 3 and 4 of the Northeastern Station, a total of 930 MWs, in 2026 and 2016, respectively.  See “Oklahoma Environmental Compliance Plan” and “Regional Haze” sections below.

Natural gas prices and pending environmental rules could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of certain coal-fired units.  We are still evaluating our plans for and the timing of conversion of some of our coal units to natural gas, installing emission control equipment on other units and closure of existing units based on changes in emission requirements and demand for power.  To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable under our accounting evaluations, it could materially reduce future net income and cash flows.

Environmental Compliance Applications

Rockport Plant Environmental Controls

I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit one unit at its Rockport Plant with environmental controls estimated to cost $1.4 billion to comply with new requirements.  AEGCo and I&M jointly own Unit 1 and jointly lease Unit 2 of the Rockport Plant.  I&M is also evaluating options related to the maturity of the lease for Rockport Plant Unit 2 in 2022 and continues to investigate alternative compliance technologies for these units as part of its overall compliance strategy.  As of September 30, 2012, we have incurred $48 million, including AFUDC.  If we are not ultimately permitted to recover our incurred costs, it would reduce future net income and cash flows.

In July 2012, certain intervenors filed testimony which recommended cost caps ranging from $1.1 billion to $1.4 billion if the IURC approved the CPCN.  In addition, the Indiana Office of Utility Consumer Counselor recommended the CPCN be denied until a more detailed project plan and cost estimates are filed with the IURC.  If I&M receives approval of a CPCN, I&M will file for cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.  A hearing is scheduled for December 2012.

Big Sandy Unit 2 FGD System

In May 2012, KPCo withdrew its application to the KPSC seeking approval of a Certificate of Public Convenience and Necessity to retrofit Big Sandy Unit 2 with a dry FGD system.  KPCo is currently re-evaluating its options to meet the short and long-term energy needs of its customers at the most reasonable costs.  As of September 30, 2012, KPCo has incurred $30 million related to the FGD project.  Management intends to pursue recovery of all costs related to the FGD project.  If KPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  Through September 30, 2012, SWEPCo has incurred $10 million related to this project, including AFUDC.  The APSC staff and the Sierra Club filed testimony that recommended the APSC deny the requested declaratory order.  A hearing at the APSC was held in October 2012 and a decision is pending from the APSC.  If SWEPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC which requested approval for (a) full cost recovery through base rates by 2026 of an estimated $256 million of new environmental investment that will be incurred prior to 2016 at Northeastern Station Unit 3, (b) full cost recovery through 2026 of Northeastern Station Units 3 and 4 net book value (combined net book value of the two units is $235 million as of September 30, 2012), (c) full cost recovery through base rates of an estimated $83 million of new investment incurred through 2016 at various gas units and (d) a new 15-year purchase power agreement with Calpine Oneta Power, effective in 2016, with cost recovery through a rider, including an earnings component of $3 million.  Although the environmental compliance plan does not seek to put any new costs into rates at this time, PSO anticipates seeking cost recovery when filing its next base rate case, which is expected to occur no later than 2014.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions.  The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through individual state implementation plans (SIPs) or, if SIPs are not adequate or are not developed on schedule, through federal implementation plans (FIPs).  The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas and Oklahoma.  The Federal EPA finalized a FIP for Oklahoma that contains more stringent control requirements for SO2 emissions from affected units in that state.  The Arkansas SIP was disapproved and the state is developing a revised submittal.  In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the Cross-State Air Pollution Rule (CSAPR) trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the United States Court of Appeals for the District of Columbia Circuit and its fate is uncertain given recent developments in the CSAPR litigation.

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

Cross-State Air Pollution Rule (CSAPR)

In August 2011, the Federal EPA issued CSAPR.  Certain revisions to the rule were finalized in March 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units in 28 states.  Interstate trading of allowances is allowed on a restricted sub-regional basis.  Arkansas and Louisiana are subject only to the seasonal NOx program in the rule.  Texas is subject to the annual programs for SO2 and NOx in addition to the seasonal NOx program.  The annual SO2 allowance budgets in Indiana, Ohio and West Virginia were reduced significantly in the final rule.  A supplemental rule includes Oklahoma in the seasonal NOx program.  The supplemental rule was finalized in December 2011 with an increased NOx emission budget for the 2012 compliance year.  The Federal EPA issued a final Error Corrections Rule and further CSAPR revisions in 2012 to make corrections to state budgets and unit allocations and to remove the restrictions on interstate trading in the first phase of CSAPR.

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the United States Court of Appeals for the District of Columbia Circuit.  Several of the petitioners filed motions to stay the implementation of the rule pending judicial review.  In December 2011, the court granted the motions for stay.  In August 2012, the panel issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the Clean Air Interstate Rule until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The Federal EPA and other respondents have filed petitions for rehearing.  Separate appeals of the supplemental rule, the Error Corrections Rule and the further revisions have been filed, but are being held in abeyance until the court responds to the rehearing petition in the main CSAPR appeal.

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

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and allows operators to exclude periods of startup and shutdown from the emissions averaging periods.  The compliance time frame remains a serious concern.  A one-year administrative extension may be available if the extension is necessary for the installation of controls or to avoid a serious reliability problem.  In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades.  We are concerned about the availability of compliance extensions and the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines.  We are participating in petitions for review filed in the United States Court of Appeals for the District of Columbia Circuit by several organizations of which we are members.  Certain issues related to the standards for new coal-fired units have been severed from the main case.  The Federal EPA granted petitions to reconsider certain issues related to the new source standards.  Action by the court on these severed issues is being held in abeyance pending action on those petitions.  The case is proceeding on the remaining issues and briefing is scheduled to be completed by April 2013.

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

In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs. A petition for rehearing was filed and the court ordered the Federal EPA to respond in October 2012.   The Federal EPA also finalized a rule in June 2012 that retains the current thresholds for permitting stationary sources under the PSD and Title V operating permit programs at 100,000 tons per year for new sources and 75,000 tons per year for modified sources.  The Federal EPA also confirmed that it will re-evaluate these thresholds during its five-year review in 2016.  Our generating units are large sources of CO2 emissions and we will continue to evaluate the permitting obligations in light of these thresholds.

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

Transmission Operations

•
Development, construction and operation of transmission facilities through investments in our wholly-owned transmission subsidiaries and transmission joint ventures.  These investments have PUCT-approved or FERC-approved returns on equity.

AEP River Operations

•	Commercial barging operations that transport coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

Generation and Marketing

•	Nonregulated generation in ERCOT.
•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

The table below presents our consolidated Income Before Extraordinary Item by segment for the three and nine months ended September 30, 2012 and 2011.  We reclassified prior year amounts to conform to the current year’s presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Utility Operations	$471	$633	$1,220	$1,357
Transmission Operations	14	9	31	19
AEP River Operations	(1)	17	11	23
Generation and Marketing	10	8	4	20
All Other (a)	(6)	(10)	(25)	(54)
Income Before Extraordinary Item	$488	$657	$1,241	$1,365

(a)	While not considered a reportable segment, All Other includes:
	•	Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.
•
Forward natural gas contracts that were not sold with our natural gas pipeline and storage operations in 2004 and 2005.  These contracts were financial derivatives which settled and expired in the fourth quarter of 2011.

	•	Revenue sharing related to the Plaquemine Cogeneration Facility which ended in the fourth quarter of 2011.

AEP CONSOLIDATED

Third Quarter of 2012 Compared to Third Quarter of 2011

Income Before Extraordinary Item decreased from $657 million in 2011 to $488 million in 2012 primarily due to:

•	A decrease in carrying costs income due to the recognition in the third quarter 2011 of a regulatory asset related to TCC capacity auction true-up amounts that were originally written off in 2005.
•	The loss of retail customers in Ohio to various CRES providers.
•	A decrease in weather-related usage.
•	A decrease in AEP River Operations' earnings due to the impact of the 2012 drought.

These decreases were partially offset by:

•	The third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.

Average basic shares outstanding increased from 482 million in 2011 to 485 million in 2012.  Actual shares outstanding were 485 million as of September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Income Before Extraordinary Item decreased from $1,365 million in 2011 to $1,241 million in 2012 primarily due to:

•	A decrease in carrying costs income due to the recognition in the third quarter 2011 of a regulatory asset related to TCC capacity auction true-up amounts that were originally written off in 2005.
•	The loss of retail customers in Ohio to various CRES providers.
•	A decrease in weather-related usage.
•	The increase in depreciation expenses as a result of shortened depreciable lives for certain OPCo generating plants.

These decreases were partially offset by:

•	The third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.
•	The first quarter 2012 reversal of an obligation to contribute to Partnership with Ohio and Ohio Growth Fund as a result of the PUCO's February 2012 rejection of OPCo's modified stipulation.
•	A second quarter 2012 partial reversal of a 2011 deferred fuel adjustment based on an April 2012 PUCO order related to the 2009 FAC audit.
•	A first quarter 2011 settlement of litigation with BOA and Enron.

Average basic shares outstanding increased from 482 million in 2011 to 484 million in 2012.  Actual shares outstanding were 485 million as of September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$3,839	$4,074	$10,482	$10,986
Fuel and Purchased Electricity	1,401	1,609	3,766	4,136
Gross Margin	2,438	2,465	6,716	6,850
Other Operation and Maintenance	858	884	2,383	2,586
Asset Impairments and Other Related Charges	13	90	13	90
Depreciation and Amortization	458	435	1,318	1,226
Taxes Other Than Income Taxes	219	210	632	618
Operating Income	890	846	2,370	2,330
Interest and Investment Income	2	17	5	21
Carrying Costs Income	11	291	42	323
Allowance for Equity Funds Used During Construction	19	23	59	65
Interest Expense	(221)	(222)	(662)	(681)
Income Before Income Tax Expense and Equity
Earnings	701	955	1,814	2,058
Income Tax Expense	231	324	596	704
Equity Earnings of Unconsolidated Subsidiaries	1	2	2	3
Income Before Extraordinary Item	$471	$633	$1,220	$1,357

Summary of KWh Energy Sales for Utility Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	17,664	18,238	45,617	48,690
Commercial	14,091	14,274	38,444	38,833
Industrial	14,729	15,206	44,798	44,688
Miscellaneous	824	854	2,325	2,354
Total Retail (a)	47,308	48,572	131,184	134,565

Wholesale	12,876	13,164	30,409	32,532

Total KWhs	60,184	61,736	161,593	167,097

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

Summary of Heating and Cooling Degree Days for Utility Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Eastern Region
Actual - Heating (a)	9	6	1,388	1,995
Normal - Heating (b)	7	7	1,923	1,914

Actual - Cooling (c)	816	838	1,245	1,209
Normal - Cooling (b)	709	700	1,012	999

Western Region
Actual - Heating (a)	-	-	348	702
Normal - Heating (b)	1	1	602	601

Actual - Cooling (d)	1,525	1,669	2,619	2,813
Normal - Cooling (b)	1,367	1,359	2,201	2,179

(a)	Eastern Region and Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)	Western Region cooling degree days are calculated on a 65 degree temperature base for PSO/SWEPCo and a 70 degree temperature base for TCC/TNC.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Income from Utility Operations before Extraordinary Item
(in millions)

Third Quarter of 2011	$633

Changes in Gross Margin:
Retail Margins	(38)
Off-system Sales	(20)
Transmission Revenues	20
Other Revenues	11
Total Change in Gross Margin	(27)

Changes in Expenses and Other:
Other Operation and Maintenance	26
Asset Impairments and Other Related Charges	77
Depreciation and Amortization	(23)
Taxes Other Than Income Taxes	(9)
Interest and Investment Income	(15)
Carrying Costs Income	(280)
Allowance for Equity Funds Used During Construction	(4)
Interest Expense	1
Equity Earnings of Unconsolidated Subsidiaries	(1)
Total Change in Expenses and Other	(228)

Income Tax Expense	93

Third Quarter of 2012	$471

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $38 million primarily due to the following:
•
An $80 million decrease attributable to Ohio customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

	•	A $29 million decrease in weather-related usage primarily due to a 3% and 9% decrease in cooling degree days in our eastern and western service territories, respectively.
•
A $10 million net decrease in regulated revenue due to the elimination of POLR charges, effective June 2011, partially offset by the third quarter 2011 provision for refund of POLR charges.  The refund provision was recorded as a result of the October 2011 PUCO remand order.

These decreases were partially offset by:
	•	Successful rate proceedings in our service territories which include:
		•	A $44 million rate increase for OPCo.
		•	A $24 million rate increase for APCo.
For the rate increases described above, $36 million of these increases relate to riders/trackers which have corresponding increases in other expense items below.
		•	A $13 million decrease in recoverable PJM expenses in Ohio.
•	Margins from Off-system Sales decreased $20 million primarily due to lower market prices, reduced physical sales volumes and lower trading and marketing margins.
•
Transmission Revenues increased $20 million primarily due to net increases in ERCOT and increased transmission revenues from Ohio customers who have switched to alternative CRES providers.  The increase in transmission revenues related to CRES providers offsets a portion of the lost revenues included in Retail Margins above.

•
Other Revenues increased $11 million primarily due to an increase in revenues related to TCC's issuance of securitization bonds in March 2012.  This increase is partially offset by an increase in Depreciation and Amortization expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $26 million primarily due to the following:
	•	A $40 million decrease in plant outage and other plant operating and maintenance expenses.
	•	A $9 million decrease due to the third quarter 2011 write-off of Ohio allocated Front-End Engineering and Design (FEED) study costs related to the Mountaineer Carbon Capture Project.
	•	A $4 million decrease in employee-related expenses.
These decreases were partially offset by:
	•	A $16 million increase in energy efficiency programs and other expenses currently recovered dollar-for-dollar in rate recovery riders/trackers within Gross Margin.
	•	A $12 million increase in storm expenses primarily due to the 2012 summer storms.
•	Asset Impairments and Other Related Charges decreased $77 million primarily due to the third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.
•	Depreciation and Amortization expenses increased $23 million primarily due to the following:
	•	A $20 million increase due to TCC’s issuance of securitization bonds in March 2012. The increase in TCC’s securitization related amortizations are offset within Gross Margin.
	•	A $17 million increase due to shortened depreciable lives for certain OPCo generating plants effective December 2011.
•
A $15 million combined increase in depreciation for APCo and I&M primarily due to increases in depreciation rates effective February 2012 (Virginia) and April 2012 (Michigan), respectively.  The majority of this increase in depreciation is offset within Gross Margin.

•
A $4 million increase in amortization as a result of the Virginia E&R surcharge and the Virginia Environmental Rate Adjustment Clause, both effective February 2012.  This increase in amortization is offset within Gross Margin.

•
A $4 million increase in amortization of the Deferred Asset Recovery Rider assets as approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.  This increase in amortization is offset within Gross Margin.

	•	Overall higher depreciable property balances.
These increases were partially offset by:
•
A $21 million decrease due to OPCo's amortization of debt and equity carrying costs on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity amortization was partially offset by amounts recognized in Carrying Costs Income as discussed below.

	•	A $10 million decrease due to an amortization adjustment approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.
	•	A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
•	Interest and Investment Income decreased $15 million primarily due to interest income recorded in the third quarter of 2011 for favorable adjustments related to the 2001-2006 federal income tax audit.
•	Carrying Costs Income decreased $280 million primarily due to the following:
•
A $261 million decrease in carrying costs income due to the recognition in the third quarter 2011 of a regulatory asset related to TCC capacity auction true-up amounts that were originally written off in 2005.

•
An $11 million decrease primarily due to the recognition of equity carrying costs income on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity carrying costs income was offset by amounts in Depreciation and Amortization discussed above.

•	Income Tax Expense decreased $93 million primarily due to a decrease in pre-tax book income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Income from Utility Operations before Extraordinary Item
(in millions)

Nine Months Ended September 30, 2011	$1,357

Changes in Gross Margin:
Retail Margins	(153)
Off-system Sales	(19)
Transmission Revenues	55
Other Revenues	(17)
Total Change in Gross Margin	(134)

Changes in Expenses and Other:
Other Operation and Maintenance	203
Asset Impairments and Other Related Charges	77
Depreciation and Amortization	(92)
Taxes Other Than Income Taxes	(14)
Interest and Investment Income	(16)
Carrying Costs Income	(281)
Allowance for Equity Funds Used During Construction	(6)
Interest Expense	19
Equity Earnings of Unconsolidated Subsidiaries	(1)
Total Change in Expenses and Other	(111)

Income Tax Expense	108

Nine Months Ended September 30, 2012	$1,220

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $153 million primarily due to the following:
•
A $204 million decrease attributable to Ohio customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

•
A $119 million decrease in weather-related usage in our eastern and western regions primarily due to decreases of 30% and 50%, respectively, in heating degree days and a 7% decrease in cooling degree days in our western region.

•
An $81 million net decrease in regulated revenue due to the elimination of POLR charges, effective June 2011, partially offset by the third quarter 2011 provision for refund of POLR charges.  The refund provision was recorded as a result of the October 2011 PUCO remand order.

These decreases were partially offset by:
	•	Successful rate proceedings in our service territories which include:
		•	A $94 million rate increase for OPCo.
		•	A $56 million rate increase for APCo.
		•	A $16 million rate increase for I&M.
		•	An $11 million rate increase for PSO.
For the rate increases described above, $108 million of these increases relate to riders/trackers which have corresponding increases in other expense items below.
	•	A $35 million increase due to OPCo’s second quarter 2012 partial reversal of a 2011 fuel provision based on an April 2012 PUCO order related to the 2009 FAC audit.
	•	A $30 million decrease in recoverable PJM expenses in Ohio.

	•	A $9 million deferral of APCo's additional wind purchase recovery costs as a result of the June 2012 Virginia SCC fuel factor order.
•
Margins from Off-system Sales decreased $19 million primarily due to lower market prices, reduced physical sales volumes and lower trading and marketing margins, partially offset by higher PJM capacity revenues.

•
Transmission Revenues increased $55 million primarily due to net increases in ERCOT and increased transmission revenues from Ohio customers who have switched to alternative CRES providers.  The increase in transmission revenues related to CRES providers offsets a portion of the lost revenues included in Retail Margins above.

•
Other Revenues decreased $17 million primarily due to a decrease in gains on miscellaneous sales, partially offset by an increase in revenues related to TCC's issuance of securitization bonds in March 2012.  This increase in revenues from securitization bonds is partially offset by an increase in Depreciation and Amortization expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $203 million primarily due to the following:
	•	A $115 million decrease in plant outage and other plant operating and maintenance expenses.
	•	An $87 million decrease in employee-related expenses.
•
A $41 million decrease due to the first quarter 2011 write-off of a portion of the West Virginia share of the Mountaineer Carbon Capture and Storage Product Validation Facility as denied for recovery by the WVPSC.

•
A $30 million net decrease related to the reversal of an obligation to contribute to Partnership with Ohio and Ohio Growth Fund as a result of the PUCO’s February 2012 rejection of the Ohio modified stipulation and the PUCO's August 2012 approval of the June 2012-May 2015 ESP.

	•	A $14 million decrease due to APCo's deferral of transmission costs for the Virginia Transmission Rate Adjustment Clause as allowed by the Virginia SCC.
	•	A $9 million decrease due to the third quarter 2011 write-off of Ohio allocated FEED study costs related to the Mountaineer Carbon Capture Project.
These decreases were partially offset by:
	•	A $33 million increase due to the first quarter 2011 deferral of 2009 storm costs and the 2010 cost reduction initiatives as allowed by the WVPSC in 2011.
	•	A $24 million increase in energy efficiency programs and other expenses currently recovered dollar-for-dollar in rate recovery riders/trackers within Gross Margin.
	•	A $14 million increase due to expenses related to the 2012 sustainable cost reductions.
	•	An $11 million gain from the sale of land in January 2011.
•	Asset Impairments and Other Related Charges decreased $77 million primarily due to the third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.
•	Depreciation and Amortization expenses increased $92 million primarily due to the following:
	•	A $49 million increase due to shortened depreciable lives for certain OPCo generating plants effective December 2011.
	•	A $42 million increase due to TCC’s issuance of securitization bonds in March 2012. The increase in TCC’s securitization related amortizations are offset within Gross Margin.
•
A $35 million combined increase in depreciation for APCo and I&M primarily due to increases in depreciation rates effective February 2012 (Virginia) and April 2012 (Michigan), respectively.  The majority of this increase in depreciation is offset within Gross Margin.

•
A $10 million increase in amortization as a result of the Virginia E&R surcharge and the Virginia Environmental Rate Adjustment Clause, both effective February 2012.  This increase in amortization is offset within Gross Margin.

•
A $9 million increase in amortization of OPCo's Deferred Asset Recovery Rider assets as approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.  This increase in amortization is offset within Gross Margin.

	•	Overall higher depreciable property balances.
These increases were partially offset by:

• A $29 million decrease due to an amortization adjustment approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.
•
A $21 million decrease due to OPCo's amortization of debt and equity carrying costs on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity amortization was offset by amounts recognized in Carrying Costs Income as discussed below.

• A $13 million decrease in OPCo’s depreciation due to the third quarter 2011 plant impairment of Sporn Unit 5.
• A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
•	Taxes Other Than Income Taxes increased $14 million primarily due to increased property taxes as a result of increased capital investments.
•	Interest and Investment Income decreased $16 million primarily due to interest income recorded in the third quarter of 2011 for favorable adjustments related to the 2001-2006 federal income tax audit.
•	Carrying Costs Income decreased $281 million primarily due to the following:
•
A $261 million decrease in carrying costs income due to the recognition in the third quarter 2011 of a regulatory asset related to TCC capacity auction true-up amounts that were originally written off in 2005.

•
An $11 million decrease due to the recognition of equity carrying costs income on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity carrying costs income was offset by amounts in Depreciation and Amortization discussed above.

•
A $5 million reduction in debt carrying charges associated with the 2008 coal contract settlement for the period January 2009 through March 2012 as ordered by the PUCO in April 2012 related to the 2009 FAC audit.

These decreases were offset by:
• An $8 million increase due to the recording of debt carrying costs prior to TCC’s issuance of securitization bonds in March 2012.
•	Interest Expense decreased $19 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense decreased $108 million primarily due to a decrease in pre-tax book income and audit settlements for previous years.

TRANSMISSION OPERATIONS

Third Quarter of 2012 Compared to Third Quarter of 2011

Net Income from our Transmission Operations segment increased from $9 million in 2011 to $14 million in 2012 primarily due to an increase in investments by ETT and our wholly-owned transmission subsidiaries.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Income from our Transmission Operations segment increased from $19 million in 2011 to $31 million in 2012 primarily due to an increase in investments by ETT and our wholly-owned transmission subsidiaries.

AEP RIVER OPERATIONS

Third Quarter of 2012 Compared to Third Quarter of 2011

Net Income from our AEP River Operations segment decreased from income of $17 million in 2011 to a loss of $1 million in 2012 primarily due to reduced volumes and rates as a result of the 2012 drought which impacted both river conditions and grain harvests.  In addition, as a result of Hurricane Isaac, shipping in the Gulf Region ceased for a period of time in late August and early September 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Income from our AEP River Operations segment decreased from $23 million in 2011 to $11 million in 2012 primarily due to reduced volumes and rates as a result of the 2012 drought which impacted both river conditions and grain harvests.  In addition, as a result of Hurricane Isaac, shipping in the Gulf Region ceased for a period of time in late August and early September 2012.

GENERATION AND MARKETING

Third Quarter of 2012 Compared to Third Quarter of 2011

Net Income from our Generation and Marketing segment increased from $8 million in 2011 to $10 million in 2012 primarily due to higher trading margins and higher retail margins in PJM partially offset by lower gross margins at the Oklaunion Plant and the expiration of wind-related production tax credits in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Income from our Generation and Marketing segment decreased from $20 million in 2011 to $4 million in 2012 primarily due to the expiration of wind-related production tax credits in 2011 and lower gross margins at the Oklaunion Plant, partially offset by higher retail margins in PJM and higher trading margins.

ALL OTHER

Third Quarter of 2012 Compared to Third Quarter of 2011

Net Income from All Other increased from a loss of $10 million in 2011 to a loss of $6 million in 2012 primarily due to a reduction in interest expense partially offset by a 2011 gain on sale of assets.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Income from All Other increased from a loss of $54 million in 2011 to a loss of $25 million in 2012 primarily due to a loss incurred in the first quarter of 2011 related to the settlement of litigation with BOA and Enron.

AEP SYSTEM INCOME TAXES

Third Quarter of 2012 Compared to Third Quarter of 2011

Income Tax Expense decreased $93 million primarily due to a decrease in pretax book income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Income Tax Expense decreased $166 million primarily due to a decrease in pretax book income and the 2011 unrealized capital loss valuation allowance related to a deferred tax asset associated with the settlement of litigation with BOA and Enron.

FINANCIAL CONDITION

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2012		December 31, 2011
	(dollars in millions)
Long-term Debt, including amounts due within one year	$17,227	51.0%	$16,516	50.3%
Short-term Debt	1,216	3.6	1,650	5.0
Total Debt	18,443	54.6	18,166	55.3
AEP Common Equity	15,306	45.4	14,664	44.7
Noncontrolling Interests	-	-	1	-

Total Debt and Equity Capitalization	$33,749	100.0%	$32,831	100.0%

Our ratio of debt-to-total capital decreased from 55.3% as of December 31, 2011 to 54.6% as of September 30, 2012.  Long-term debt outstanding increased primarily due to the March 2012 issuance of $800 million of securitization bonds.

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability.  We believe we have adequate liquidity under our existing credit facilities.  As of September 30, 2012, we had $3.25 billion in aggregate credit facility commitments to support our operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  We are committed to maintaining adequate liquidity.  We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-and-leaseback or leasing agreements or common stock.

Credit Facilities

We manage our liquidity by maintaining adequate external financing commitments.  As of September 30, 2012, our available liquidity was approximately $3 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$1,500	June 2015
	Revolving Credit Facility	1,750	July 2016
Total		3,250
Cash and Cash Equivalents		443
Total Liquidity Sources		3,693
Less:	AEP Commercial Paper Outstanding	520
	Letters of Credit Issued	132

Net Available Liquidity		$3,041

We have credit facilities totaling $3.25 billion to support our commercial paper program.  The credit facilities allow us to issue letters of credit in an amount up to $1.35 billion.

We use our commercial paper program to meet the short-term borrowing needs of our subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first nine months of 2012 was $1.2 billion.  The weighted-average interest rate for our commercial paper during 2012 was 0.45%.

Securitized Accounts Receivable

In June 2012, we renewed our receivables securitization agreement.  The agreement provides a commitment of $700 million from bank conduits to purchase receivables.  A commitment of $385 million expires in June 2013 and the remaining commitment of $315 million expires in June 2015.

Securitization of Regulatory Assets

In March 2012, West Virginia passed securitization legislation which allows the WVPSC to establish a regulatory framework to securitize certain deferred Expanded Net Energy Charge (ENEC) balances and other ENEC related assets.  In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to APCo’s December 2011 under-recovered ENEC deferral balance, other ENEC-related assets and related financing costs.  A hearing is scheduled in December 2012.

In August 2012, OPCo filed an application with the PUCO requesting securitization of the Deferred Asset Recovery Rider (DARR) balance.  As of September 30, 2012, OPCo’s DARR balance was $296 million, including $139 million of unrecognized equity carrying costs.  Currently, the DARR is being recovered through 2018 by a non-bypassable rider.

Debt Covenants and Borrowing Limitations

Our revolving credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually defined in our revolving credit agreements.  Debt as defined in the revolving credit agreements excludes junior subordinated debentures, securitization bonds and debt of AEP Credit.  As of September 30, 2012, this contractually-defined percentage was 49.5%.  Nonperformance under these covenants could result in an event of default under these credit agreements.  As of September 30, 2012, we complied with all of the covenants contained in these credit agreements.  In addition, the acceleration of our payment obligations, or the obligations of certain of our major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements and in a majority of our non-exchange traded commodity contracts which would permit the lenders and counterparties to declare the outstanding amounts payable.  However, a default under our non-exchange traded commodity contracts does not cause an event of default under our revolving credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders.  As of September 30, 2012, we had not exceeded those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.47 per share in October 2012.  Future dividends may vary depending upon our profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time.  Our income derives from our common stock equity in the earnings of our utility subsidiaries.  Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of our utility subsidiaries to transfer funds to us in the form of dividends.

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

CASH FLOW

Managing our cash flows is a major factor in maintaining our liquidity strength.

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$221	$294
Net Cash Flows from Operating Activities	2,912	3,338
Net Cash Flows Used for Investing Activities	(2,281)	(1,967)
Net Cash Flows Used for Financing Activities	(409)	(1,119)
Net Increase in Cash and Cash Equivalents	222	252
Cash and Cash Equivalents at End of Period	$443	$546

Cash from operations and short-term borrowings provides working capital and allows us to meet other short-term cash needs.

Operating Activities

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Net Income	$1,241	$1,638
Depreciation and Amortization	1,353	1,258
Other	318	442
Net Cash Flows from Operating Activities	$2,912	$3,338

Net Cash Flows from Operating Activities were $2.9 billion in 2012 consisting primarily of Net Income of $1.2 billion and $1.4 billion of noncash Depreciation and Amortization.  Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.  A significant change in other items includes the unfavorable impact of an increase in fuel inventory due to the mild winter weather.  Cash was used to pay real and personal property taxes and to reduce accounts payable.  Deferred Income Taxes increased primarily due to provisions in the Small Business Jobs Act and the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act and an increase in tax versus book temporary differences from operations.  We also contributed $100 million to our qualified pension trust.

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

Investing Activities

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Construction Expenditures	$(2,108)	$(1,849)
Acquisitions of Nuclear Fuel	(13)	(104)
Acquisitions of Assets/Businesses	(89)	(10)
Acquisition of Cushion Gas from BOA	-	(214)
Proceeds from Sales of Assets	13	116
Other	(84)	94
Net Cash Flows Used for Investing Activities	$(2,281)	$(1,967)

Net Cash Flows Used for Investing Activities were $2.3 billion in 2012 primarily due to Construction Expenditures for new generation, environmental, distribution and transmission investments.  Acquisitions of Assets/Businesses include our March 2012 purchase of BlueStar for $70 million.

Net Cash Flows Used for Investing Activities were $2 billion in 2011 primarily due to Construction Expenditures for new generation, environmental, distribution and transmission investments.  We paid $214 million to BOA for cushion gas as part of a litigation settlement.

Financing Activities

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Issuance of Common Stock, Net	$64	$70
Issuance of Debt, Net	262	(469)
Dividends Paid on Common Stock	(687)	(668)
Other	(48)	(52)
Net Cash Flows Used for Financing Activities	$(409)	$(1,119)

Net Cash Flows Used for Financing Activities in 2012 were $409 million.  Our net debt issuances were $262 million. The net issuances included issuances of $800 million of securitization bonds, $550 million of senior unsecured notes, $197 million of notes payable and other debt and $65 million of pollution control bonds offset by retirements of $513 million of senior unsecured and other debt notes, $220 million of pollution control bonds, $171 million of securitization bonds and a decrease in short-term borrowing of $434 million.  We paid common stock dividends of $687 million.  See Note 10 – Financing Activities for a complete discussion of long-term debt issuances and retirements.

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

In October 2012, I&M retired $29 million of Notes Payable related to DCC Fuel.

In October 2012, AEP Transmission Company, LLC completed a $350 million debt offering.  This debt offering resulted in the October 2012 issuance of $250 million of Senior Notes in three tranches.  The tranches are $104 million at 3.3% due in 2022, $85 million at 4% due in 2032 and $61 million at 4.73% due in 2042.  The remaining $100 million will be issued in two tranches in December 2012 and March 2013.

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

The following table summarizes the reasons for changes in total mark-to-market (MTM) value as compared to December 31, 2011:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2012

		Generation
	Utility	and
	Operations	Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets
as of December 31, 2011	$59	$132	$191
(Gain) Loss from Contracts Realized/Settled During the Period and
Entered in a Prior Period	2	(2)	-
Fair Value of New Contracts at Inception When Entered During the
Period (a)	5	16	21
Acquisition of Supply Contracts (b)	-	(25)	(25)
Changes in Fair Value Due to Market Fluctuations During the
Period (c)	4	2	6
Changes in Fair Value Allocated to Regulated Jurisdictions (d)	4	-	4
Total MTM Risk Management Contract Net Assets
as of September 30, 2012	$74	$123	197

Commodity Cash Flow Hedge Contracts			1
Interest Rate and Foreign Currency Cash Flow Hedge Contracts			(39)
Fair Value Hedge Contracts			2
Collateral Deposits			30
Total MTM Derivative Contract Net Assets as of September 30, 2012			$191

(a)
Reflects fair value on primarily long-term structured contracts which are typically with customers that seek fixed pricing to limit their risk against fluctuating energy prices.  The contract prices are valued against market curves associated with the delivery location and delivery term.  A significant portion of the total volumetric position has been economically hedged.

(b)	Reflects liabilities associated with supply contracts from the BlueStar acquisition in March 2012.
(c)	Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
(d)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

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

We have risk management contracts with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily.  As of September 30, 2012, our credit exposure net of collateral to sub investment grade counterparties was approximately 6%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).  As of September 30, 2012, the following table approximates our counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

	Exposure			Number of	Net Exposure
	Before			Counterparties	of
	Credit	Credit	Net	>10% of	Counterparties
Counterparty Credit Quality	Collateral	Collateral	Exposure	Net Exposure	>10%
	(in millions, except number of counterparties)
Investment Grade	$651	$-	$651	2	$268
Split Rating	-	-	-	-	-
Noninvestment Grade	2	2	-	-	-
No External Ratings:
Internal Investment Grade	109	-	109	2	27
Internal Noninvestment Grade	60	10	50	1	36
Total as of September 30, 2012	$822	$12	$810	5	$331

Total as of December 31, 2011	$960	$19	$941	5	$348

Value at Risk (VaR) Associated with Risk Management Contracts

We use a risk measurement model, which calculates VaR, to measure our commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of September 30, 2012, a near term typical change in commodity prices is not expected to have a material effect on our net income, cash flows or financial condition.

The following table shows the end, high, average and low market risk as measured by VaR for the trading portfolio for the periods indicated:

VaR Model

Nine Months Ended				Twelve Months Ended
September 30, 2012				December 31, 2011
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$-	$1	$-	$-	$-	$2	$-	$-

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

Interest Rate Risk

We utilize an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which our interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense.  The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence.  The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months.  As calculated on debt outstanding as of September 30, 2012 and December 31, 2011, the estimated EaR on our debt portfolio for the following twelve months was $32 million and $29 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Utility Operations	$3,814	$4,044	$10,412	$10,901
Other Revenues	342	289	920	771
TOTAL REVENUES	4,156	4,333	11,332	11,672
EXPENSES
Fuel and Other Consumables Used for Electric Generation	1,180	1,371	3,137	3,407
Purchased Electricity for Resale	327	294	855	856
Other Operation	775	747	2,150	2,130
Maintenance	255	283	769	864
Asset Impairments and Other Related Charges	13	90	13	90
Depreciation and Amortization	470	445	1,353	1,258
Taxes Other Than Income Taxes	224	213	648	628
TOTAL EXPENSES	3,244	3,443	8,925	9,233

OPERATING INCOME	912	890	2,407	2,439

Other Income (Expense):
Interest and Investment Income	2	19	6	24
Carrying Costs Income	11	291	42	323
Allowance for Equity Funds Used During Construction	23	26	70	69
Interest Expense	(233)	(242)	(697)	(723)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	715	984	1,828	2,132

Income Tax Expense	241	334	620	786
Equity Earnings of Unconsolidated Subsidiaries	14	7	33	19

INCOME BEFORE EXTRAORDINARY ITEM	488	657	1,241	1,365

EXTRAORDINARY ITEM, NET OF TAX	-	273	-	273

NET INCOME	488	930	1,241	1,638

Net Income Attributable to Noncontrolling Interests	1	1	3	3

NET INCOME ATTRIBUTABLE TO AEP SHAREHOLDERS	487	929	1,238	1,635

Preferred Stock Dividend Requirements of Subsidiaries	-	1	-	2

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$487	$928	$1,238	$1,633

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	484,979,543	482,498,734	484,437,875	481,862,128

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS
Income Before Extraordinary Item	$1.00	$1.35	$2.55	$2.82
Extraordinary Item, Net of Tax	-	0.57	-	0.57

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON
SHAREHOLDERS	$1.00	$1.92	$2.55	$3.39

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	485,362,858	482,796,945	484,826,123	482,126,964

DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS
Income Before Extraordinary Item	$1.00	$1.35	$2.55	$2.82
Extraordinary Item, Net of Tax	-	0.57	-	0.57

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON
SHAREHOLDERS	$1.00	$1.92	$2.55	$3.39

CASH DIVIDENDS DECLARED PER SHARE	$0.47	$0.46	$1.41	$1.38

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$488	$930	$1,241	$1,638

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $7 and $11 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $4 and $8 for the Nine
Months Ended September 30, 2012 and 2011, Respectively	13	(20)	(8)	(14)
Securities Available for Sale, Net of Tax of $- and $2 for the Three Months
Ended September 30, 2012 and 2011, Respectively, and $1 and $2 for the
Nine Months Ended September 30, 2012 and 2011, Respectively	1	(4)	2	(3)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $4
and $3 for the Three Months Ended September 30, 2012 and 2011,
Respectively, and $12 and $9 for the Nine Months Ended September 30,
2012 and 2011, Respectively	7	6	22	18

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	21	(18)	16	1

TOTAL COMPREHENSIVE INCOME	509	912	1,257	1,639

Total Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP
SHAREHOLDERS	508	911	1,254	1,636

Preferred Stock Dividend Requirements of Subsidiaries	-	1	-	2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP
COMMON SHAREHOLDERS	$508	$910	$1,254	$1,634

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated
					Other
			Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
TOTAL EQUITY – DECEMBER 31, 2010	501	$3,257	$5,904	$4,842	$(381)	$-	$13,622

Issuance of Common Stock	2	14	56				70
Common Stock Dividends				(665)		(3)	(668)
Preferred Stock Dividend Requirements of
Subsidiaries				(2)			(2)
Other Changes in Equity			(8)				(8)
Subtotal – Equity							13,014

Net Income				1,635		3	1,638
Other Comprehensive Income					1		1
TOTAL EQUITY – SEPTEMBER 30, 2011	503	$3,271	$5,952	$5,810	$(380)	$-	$14,653

TOTAL EQUITY – DECEMBER 31, 2011	504	$3,274	$5,970	$5,890	$(470)	$1	$14,665

Issuance of Common Stock	2	12	52				64
Common Stock Dividends				(684)		(3)	(687)
Other Changes in Equity			8			(1)	7
Subtotal – Equity							14,049

Net Income				1,238		3	1,241
Other Comprehensive Income					16		16
TOTAL EQUITY – SEPTEMBER 30, 2012	506	$3,286	$6,030	$6,444	$(454)	$-	$15,306

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in millions)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$443	$221
Other Temporary Investments
(September 30, 2012 and December 31, 2011 Amounts Include $265 and $281, Respectively, Related to Transition Funding and EIS)	278	294
Accounts Receivable:
Customers	684	690
Accrued Unbilled Revenues	210	106
Pledged Accounts Receivable – AEP Credit	909	920
Miscellaneous	92	150
Allowance for Uncollectible Accounts	(40)	(32)
Total Accounts Receivable	1,855	1,834
Fuel	800	657
Materials and Supplies	662	635
Risk Management Assets	175	193
Accrued Tax Benefits	49	51
Regulatory Asset for Under-Recovered Fuel Costs	103	65
Margin Deposits	74	67
Prepayments and Other Current Assets	209	165
TOTAL CURRENT ASSETS	4,648	4,182

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	25,463	24,938
Transmission	9,503	9,048
Distribution	15,359	14,783
Other Property, Plant and Equipment (Including Nuclear Fuel and Coal Mining)	3,943	3,780
Construction Work in Progress	3,191	3,121
Total Property, Plant and Equipment	57,459	55,670
Accumulated Depreciation and Amortization	19,326	18,699
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	38,133	36,971

OTHER NONCURRENT ASSETS
Regulatory Assets	5,306	6,026
Securitized Transition Assets	2,179	1,627
Spent Nuclear Fuel and Decommissioning Trusts	1,700	1,592
Goodwill	90	76
Long-term Risk Management Assets	390	403
Deferred Charges and Other Noncurrent Assets	1,397	1,346
TOTAL OTHER NONCURRENT ASSETS	11,062	11,070

TOTAL ASSETS	$53,843	$52,223

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(dollars in millions)
(Unaudited)

2012	2011
CURRENT LIABILITIES
Accounts Payable	$988	$1,095
Short-term Debt:
Securitized Debt for Receivable - AEP Credit	696	666
Other Short-term Debt	520	984
Total Short-term Debt	1,216	1,650
Long-term Debt Due Within One Year
(September 30, 2012 and December 31, 2011 Amounts Include $375 and $293, Respectively, Related to Transition Funding, DCC Fuel and Sabine)	2,272	1,433
Risk Management Liabilities	150	150
Customer Deposits	295	289
Accrued Taxes	512	717
Accrued Interest	249	279
Regulatory Liability for Over-Recovered Fuel Costs	76	8
Other Current Liabilities	1,037	990
TOTAL CURRENT LIABILITIES	6,795	6,611

NONCURRENT LIABILITIES
Long-term Debt
(September 30, 2012 and December 31, 2011 Amounts Include $2,295 and $1,674, Respectively, Related to Transition Funding, DCC Fuel and Sabine)	14,955	15,083
Long-term Risk Management Liabilities	224	195
Deferred Income Taxes	8,905	8,227
Regulatory Liabilities and Deferred Investment Tax Credits	3,589	3,195
Asset Retirement Obligations	1,535	1,472
Employee Benefits and Pension Obligations	1,611	1,801
Deferred Credits and Other Noncurrent Liabilities	923	974
TOTAL NONCURRENT LIABILITIES	31,742	30,947

TOTAL LIABILITIES	38,537	37,558

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
2012	2011
Shares Authorized	600,000,000	600,000,000
Shares Issued	505,552,303	503,759,460
(20,336,592 Shares were Held in Treasury as of September 30, 2012 and December 31, 2011)	3,286	3,274
Paid-in Capital	6,030	5,970
Retained Earnings	6,444	5,890
Accumulated Other Comprehensive Income (Loss)	(454)	(470)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY	15,306	14,664

Noncontrolling Interests	-	1

TOTAL EQUITY	15,306	14,665

TOTAL LIABILITIES AND EQUITY	$53,843	$52,223

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in millions)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$1,241	$1,638
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,353	1,258
Deferred Income Taxes	592	764
Gain on Settlement with BOA and Enron	-	(51)
Settlement of Litigation with BOA and Enron	-	(211)
Extraordinary Item, Net of Tax	-	(273)
Asset Impairments and Other Related Charges	13	90
Carrying Costs Income	(42)	(323)
Allowance for Equity Funds Used During Construction	(70)	(69)
Mark-to-Market of Risk Management Contracts	70	84
Amortization of Nuclear Fuel	100	108
Pension Contributions to Qualified Plan Trust	(100)	(150)
Property Taxes	181	173
Fuel Over/Under-Recovery, Net	133	(94)
Change in Other Noncurrent Assets	(195)	(32)
Change in Other Noncurrent Liabilities	119	225
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(4)	51
Fuel, Materials and Supplies	(169)	275
Accounts Payable	(135)	(66)
Accrued Taxes, Net	(130)	(42)
Accrued Interest	(32)	(46)
Other Current Assets	(28)	13
Other Current Liabilities	15	16
Net Cash Flows from Operating Activities	2,912	3,338

INVESTING ACTIVITIES
Construction Expenditures	(2,108)	(1,849)
Change in Other Temporary Investments, Net	19	62
Purchases of Investment Securities	(745)	(1,024)
Sales of Investment Securities	699	1,094
Acquisitions of Nuclear Fuel	(13)	(104)
Acquisitions of Assets/Businesses	(89)	(10)
Acquisition of Cushion Gas from BOA	-	(214)
Proceeds from Sales of Assets	13	116
Other Investing Activities	(57)	(38)
Net Cash Flows Used for Investing Activities	(2,281)	(1,967)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	64	70
Issuance of Long-term Debt	1,600	1,118
Commercial Paper and Credit Facility Borrowings	21	462
Change in Short-term Debt, Net	(417)	290
Retirement of Long-term Debt	(904)	(1,520)
Commercial Paper and Credit Facility Repayments	(38)	(819)
Principal Payments for Capital Lease Obligations	(53)	(53)
Dividends Paid on Common Stock	(687)	(668)
Dividends Paid on Cumulative Preferred Stock	-	(2)
Other Financing Activities	5	3
Net Cash Flows Used for Financing Activities	(409)	(1,119)

Net Increase in Cash and Cash Equivalents	222	252
Cash and Cash Equivalents at Beginning of Period	221	294
Cash and Cash Equivalents at End of Period	$443	$546

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$698	$716
Net Cash Paid (Received) for Income Taxes	(44)	(119)
Noncash Acquisitions Under Capital Leases	46	39
Construction Expenditures Included in Current Liabilities as of September 30,	325	304
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	43	-
Noncash Assumption of Liabilities Related to Acquisitions	56	-
Noncash Increase in Long-term Debt Through the Fort Wayne Lease Settlement	-	27

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 36.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Matters
2.	Rate Matters
3.	Commitments, Guarantees and Contingencies
4.	Acquisition and Impairments
5.	Benefit Plans
6.	Business Segments
7.	Derivatives and Hedging
8.	Fair Value Measurements
9.	Income Taxes
10.	Financing Activities
11.	Sustainable Cost Reductions

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of our net income, financial position and cash flows for the interim periods.  Net income for the three and nine months ended September 30, 2012 is not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2011 consolidated financial statements and notes thereto, which are included in our Form 10-K as filed with the SEC on February 28, 2012.

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

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended September 30, 2012 and 2011 were $35 million and $33 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $126 million and $97 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on our condensed balance sheets.

Our subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance.  EIS has multiple protected cells.  Neither AEP nor its subsidiaries have an equity investment in EIS.  The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance.  Our subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims.  Based on our control and the structure of the protected cell and EIS, management concluded that we are the primary beneficiary of the protected cell and are required to consolidate its assets and liabilities.  Our insurance premium payments to the protected cell for the three months ended September 30, 2012 and 2011 were $16 million and $16 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $31 million and $46 million, respectively.  See the tables below for the classification of the protected cell’s assets and liabilities on our condensed balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

I&M has nuclear fuel lease agreements with DCC Fuel LLC, DCC Fuel II LLC, DCC Fuel III LLC, DCC Fuel IV LLC and DCC Fuel V LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended September 30, 2012 and 2011 were $23 million and $6 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $82 million and $49 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on our control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  See the tables below for the classification of DCC Fuel’s assets and liabilities on our condensed balance sheets.

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

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.  Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant.  Therefore, TCC is required to consolidate Transition Funding.  The securitized bonds totaled $2.3 billion and $1.7 billion as of September 30, 2012 and December 31, 2011, respectively, and are included in current and long-term debt on the condensed balance sheets.  Transition Funding has securitized transition assets of $2.2 billion and $1.6 billion as of September 30, 2012 and December 31, 2011, respectively, which are presented separately on the face of the condensed balance sheets.  The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT.  The securitization bonds are payable only from and secured by the securitized transition assets.  The bondholders have no recourse to TCC or any other AEP entity.  TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Transition Funding’s assets and liabilities on our condensed balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
September 30, 2012
(in millions)

					TCC
	SWEPCo	I&M	Protected Cell		Transition
	Sabine	DCC Fuel	of EIS	AEP Credit	Funding
ASSETS
Current Assets	$71	$155	$137	$895	$222
Net Property, Plant and Equipment	175	208	-	-	-
Other Noncurrent Assets	56	113	5	1	2,231	(a)
Total Assets	$302	$476	$142	$896	$2,453

LIABILITIES AND EQUITY
Current Liabilities	$45	$128	$50	$850	$293
Noncurrent Liabilities	257	348	71	1	2,142
Equity	-	-	21	45	18
Total Liabilities and Equity	$302	$476	$142	$896	$2,453

               (a)       Includes an intercompany item eliminated in consolidation of $90 million.

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

DHLC is a mining operator that sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended September 30, 2012 and 2011 were $20 million and $18 million, respectively and for the nine months ended September 30, 2012 and 2011 were $54 million and $47 million, respectively.  We are not required to consolidate DHLC as we are not the primary beneficiary, although we hold a significant variable interest in DHLC.  Our equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on our condensed balance sheets.

Our investment in DHLC was:

	September 30, 2012		December 31, 2011
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in millions)
Capital Contribution from SWEPCo	$8	$8	$8	$8
Retained Earnings	1	1	1	1
SWEPCo's Guarantee of Debt	-	53	-	52

Total Investment in DHLC	$9	$62	$9	$61

We and FirstEnergy Corp. (FirstEnergy) have a joint venture in Potomac-Appalachian Transmission Highline, LLC (PATH).  PATH is a series limited liability company and was created to construct, through its operating companies, a high-voltage transmission line project in the PJM region.  PATH consists of the “West Virginia Series (PATH-WV),” owned equally by subsidiaries of FirstEnergy and AEP, and the “Allegheny Series” which is 100% owned by a subsidiary of FirstEnergy.  Provisions exist within the PATH-WV agreement that make it a VIE.  The “Allegheny Series” is not considered a VIE.  We are not required to consolidate PATH-WV as we are not the primary beneficiary, although we hold a significant variable interest in PATH-WV.  Our equity investment in PATH-WV is included in Deferred Charges and Other Noncurrent Assets on our condensed balance sheets.  We and FirstEnergy share the returns and losses equally in PATH-WV.  Our subsidiaries and FirstEnergy’s subsidiaries provide services to the PATH companies through service agreements.  The entities recover costs through regulated rates.

Based upon an analysis of the potential need for PATH, the PJM board cancelled PATH in August 2012.  In September 2012, we and FirstEnergy submitted an abandonment filing with the FERC seeking authority to recover prudently-incurred costs associated with PATH, including a return, over a sixty-month amortization period.

Our investment in PATH-WV was:

	September 30, 2012		December 31, 2011
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
		(in millions)
Capital Contribution from AEP	$19	$19	$19	$19
Retained Earnings	13	13	10	10

Total Investment in PATH-WV	$32	$32	$29	$29

Earnings Per Share (EPS)

Shown below are income statement amounts attributable to AEP common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts Attributable to AEP Common Shareholders	2012	2011	2012	2011
	(in millions)
Income Before Extraordinary Item	$487	$655	$1,238	$1,360
Extraordinary Item, Net of Tax	-	273	-	273
Net Income	$487	$928	$1,238	$1,633

Basic earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present our basic and diluted EPS calculations included on our condensed statements of income:

	Three Months Ended September 30,
	2012		2011
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$487		$928

Weighted Average Number of Basic Shares Outstanding	485.0	$1.00	482.5	$1.92
Weighted Average Dilutive Effect of:
Stock Options	0.1	-	0.1	-
Restricted Stock Units	0.3	-	0.2	-
Weighted Average Number of Diluted Shares Outstanding	485.4	$1.00	482.8	$1.92

	Nine Months Ended September 30,
	2012		2011
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,238		$1,633

Weighted Average Number of Basic Shares Outstanding	484.4	$2.55	481.9	$3.39
Weighted Average Dilutive Effect of:
Stock Options	0.1	-	-	-
Restricted Stock Units	0.3	-	0.2	-
Weighted Average Number of Diluted Shares Outstanding	484.8	$2.55	482.1	$3.39

Options to purchase 10,000 shares of common stock as of September 30, 2011 were not included in the computation of diluted earnings per share attributable to AEP common shareholders.  Since the options’ exercise prices were greater than the average market price of the common shares, the effect would have been antidilutive.  There were no antidilutive shares outstanding as of September 30, 2012.

Extraordinary Item

In February 2006, the PUCT issued an order that denied recovery of capacity auction true-up amounts.  Based on the 2006 PUCT order, TCC recorded the disallowance as a $421 million ($273 million, net of tax) extraordinary loss in the December 31, 2005 financial statements.  In July 2011, the Supreme Court of Texas reversed the PUCT’s February 2006 disallowance of capacity auction true-up amounts.  Based upon the Supreme Court of Texas opinion, TCC recorded a pretax gain of $421 million ($273 million, net of tax) in Extraordinary Item, Net of Tax on the condensed statements of income in the third quarter of 2011.

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

Regulatory Assets Not Yet Being Recovered

	September 30,	December 31,
	2012	2011
	(in millions)
Noncurrent Regulatory Assets (excluding fuel)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Earning a Return
Storm Related Costs	$23	$24
Economic Development Rider	13	13
Other Regulatory Assets Not Yet Being Recovered	9	-
Regulatory Assets Currently Not Earning a Return
Virginia Environmental Rate Adjustment Clause	23	18
Mountaineer Carbon Capture and Storage Product Validation Facility	14	14
Special Rate Mechanism for Century Aluminum	13	13
Litigation Settlement	11	11
Storm Related Costs	133	10
Virginia Deferred Wind Power Costs	4	38
Other Regulatory Assets Not Yet Being Recovered	29	14
Total Regulatory Assets Not Yet Being Recovered	$272	$155

If these costs are ultimately determined not to be recoverable, it would reduce future net income and cash flows and impact financial condition.

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

In October 2011, the PUCO issued an order in the remand proceeding.  As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011.  In February 2012, the Ohio Consumers’ Counsel and the Industrial Energy Users-Ohio (IEU) filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 – 2011 and various aspects of the approved environmental carrying charge, which if ordered could result in a refund of up to $698 million, excluding carrying costs.

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  In May 2011, the IEU and the Ohio Energy Group (OEG) filed appeals with the Supreme Court of Ohio challenging the PUCO’s SEET decision.  The OEG’s appeal seeks the inclusion of off-system sales (OSS) in the calculation of SEET which, if ordered, could require an additional refund of $22 million based on the PUCO approved SEET calculation.  The IEU’s appeal also sought the inclusion of OSS as well as other items in the determination of SEET, but did not quantify the amount.  Oral arguments were held in March 2012 and management is unable to predict the outcome of the appeals.

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  Subsequent testimony and legal briefs from intervenors recommended a refund of up to $62 million of 2010 earnings, which included OSS in the SEET calculation.  In December 2011, the PUCO staff filed testimony that recommended a $23 million refund of 2010 earnings.  In the fourth quarter of 2011, OPCo provided a reserve based upon management’s estimate of the probable amount for a PUCO ordered SEET refund.  OPCo is required to file its 2011 SEET filing with the PUCO in 2012 on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s request to file the 2011 SEET one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo.

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

As directed by the February 2012 order, OPCo filed revised tariffs with the PUCO to implement the provisions of the 2011 ESP.  Included in the revised tariffs was the Phase-In Recovery Rider (PIRR) to recover deferred fuel costs as authorized under the 2009 – 2011 ESP order.  In March 2012, the PUCO issued an order that directed OPCo to file new revised tariffs removing the PIRR and stated that its recovery would be addressed in a future proceeding.  OPCo implemented the new revised tariffs in March 2012.  In March 2012, OPCo resumed recording a weighted average cost of capital return on the PIRR deferral in accordance with the 2009 - 2011 ESP order.  Also in March 2012, OPCo filed a request for rehearing of the March 2012 order relating to the PIRR, which the PUCO denied but provided that all of the substantive concerns and issues raised would be addressed in a separate PIRR docket.

In August 2012, the PUCO ordered implementation of PIRR rates beginning September 2012.  The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin.  The August 2012 order was upheld on rehearing by the PUCO in October 2012.  As of September 30, 2012, OPCo’s net PIRR deferral was $536 million, excluding unrecognized equity carrying costs.

As a result of the PUCO’s rejection of the modified stipulation, in the first quarter of 2012, OPCo reversed a $35 million obligation to contribute to the Partnership with Ohio and the Ohio Growth Fund and an $8 million regulatory asset for 2011 storm damage, both originally recorded in the fourth quarter of 2011.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that will freeze base generation rates through May 2015, adopt a 12% earnings threshold for the SEET and allow the continuation of the fuel adjustment clause.  Further, the ESP established a non-bypassable Distribution Investment Rider effective September 2012 through May 2015 to recover, with certain caps, post-August 2010 distribution investment.  The ESP also maintained recovery of several previous ESP riders and required OPCo to contribute $2 million per year during the ESP to the Ohio Growth Fund.  In addition, the ESP approved a storm damage recovery mechanism which allowed OPCo to defer the majority of the incremental distribution operation and maintenance costs from 2012 storms.  As of September 30, 2012, OPCo recorded $54 million in Regulatory Assets on the condensed balance sheets related to the 2012 storm damage.  If OPCo is not ultimately permitted to recover these storm costs, it would reduce future net income and cash flows and impact financial condition.

As part of the ESP decision, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the SSO load with delivery beginning six months after the receipt of ESP and corporate separation orders and extending through December 2014.  The PUCO also ordered OPCo to conduct an energy-only auction for a total of 60% of the SSO load with delivery beginning June 2014 through May 2015.  In addition, the PUCO ordered OPCo to conduct an energy-only auction for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  Starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers to the extent that the total incurred capacity costs do not exceed $188.88/MW day.  The RPM price is approximately $20/MW day through May 2013.  The order stated that the PUCO would establish an appropriate recovery mechanism in the June 2012 – May 2015 ESP proceeding.  In July 2012, several parties, including OPCo, requested rehearing of the July 2012 PUCO order on capacity, which was upheld by the PUCO in October 2012.

In the August 2012 PUCO order which adopted and modified the new ESP, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR is intended to provide $508 million over the ESP period and will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the deferred capacity costs.  In August 2012, the IEU filed a claim before the Supreme Court of Ohio stating, among other things, that OPCo’s collection of its capacity costs is illegal.  In September 2012, OPCo and the PUCO filed motions to dismiss IEU’s claim.  If OPCo is ultimately not permitted to fully collect its deferred capacity costs, it would reduce future net income and cash flows and impact financial condition.

In September 2012, OPCo and intervenors filed applications with the PUCO for rehearing of the August 2012 ESP order.  Rehearing of this order is pending at the PUCO.  If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, it would reduce future net income and cash flows and impact financial condition.

Proposed Corporate Separation

In March 2012, OPCo filed an application with the PUCO for approval of the corporate separation of its generation assets including the transfer of generation assets to a nonregulated AEP subsidiary at net book value.  In October 2012, the PUCO issued an order which approved the transfer of OPCo’s generation assets at net book value to AEP Generation Resources, Inc. (AEPGenCo), a nonregulated affiliate in the Generation and Marketing segment.  AEPGenCo will also assume the associated generation liabilities.

An additional filing at the FERC related to corporate separation is expected in the fourth quarter of 2012.  Our results of operations related to generation in Ohio will be largely determined by our ability to sell power and capacity at a profit at rates determined by the prevailing market.  If we are unable to sell power and capacity at a profit, it could reduce future net income and cash flows and impact financial condition.

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

Since the February 2012 PUCO order rejected the ESP modified stipulation, collection of the DIR terminated.  In August 2012, the PUCO approved a new DIR as filed in the ESP proceeding.  The DIR is capped at $86 million in 2012, $104 million in 2013, $124 million in 2014 and $52 million for the period January through May 2015, for a total of $366 million.  See the “June 2012 – May 2015 ESP Including Capacity Charge” section above.

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

In August 2012, an intervenor filed with the Supreme Court of Ohio claiming the settlement credit ordered by the PUCO should have reflected the remaining gain not already flowed through the FAC with carrying charges, which, if ordered, would be $35 million plus carrying charges.  If the Supreme Court of Ohio ultimately determines that additional amounts should benefit ratepayers, it could reduce future net income and cash flows and impact financial condition.

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audits reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes.  As of September 30, 2012, the amount of OPCo’s carrying costs that could potentially be reduced due to the accumulated income tax issue is estimated to be approximately $38 million, including $20 million of unrecognized equity carrying costs.  These amounts include the carrying costs exposure of the 2009 FAC audit, which has been appealed by an intervenor to the Supreme Court of Ohio.  Decisions from the PUCO are pending.  Management is unable to predict the outcome of these proceedings.  If the PUCO orders result in a reduction to the FAC deferral, it would reduce future net income and cash flows and impact financial condition.

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

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant.  Through September 30, 2012, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order.  Intervenors have filed motions with the PUCO requesting all collected pre-construction costs be refunded to Ohio ratepayers with interest.

Management cannot predict the outcome of these proceedings concerning the Ohio IGCC plant or what effect, if any, these proceedings would have on future net income and cash flows.  However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

Turk Plant

SWEPCo is currently constructing the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which is scheduled to be in service in the fourth quarter of 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and will operate the completed facility.  The Turk Plant is currently estimated to cost $1.8 billion, excluding AFUDC, plus an additional $122 million for transmission, excluding AFUDC.  SWEPCo’s share is currently estimated to cost $1.3 billion, excluding AFUDC, plus the additional $122 million for transmission, excluding AFUDC.  As of September 30, 2012, excluding costs attributable to its joint owners and a $62 million provision for a Texas capital costs cap, SWEPCo has capitalized approximately $1.7 billion of expenditures, including AFUDC and capitalized interest of $296 million for generation and related transmission costs of $127 million.  As of September 30, 2012, the joint owners and SWEPCo have contractual construction obligations of approximately $42 million, including related transmission costs of $3 million.  SWEPCo’s share of the contractual construction obligations is $31 million.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the 88 MW SWEPCo Arkansas jurisdictional share of the Turk Plant.  Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN.  SWEPCo announced that it would continue construction of the Turk Plant and would not currently seek authority to serve Arkansas retail customers from the Turk Plant.  In June 2010, in response to the Arkansas Supreme Court’s decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  SWEPCo currently has no contracts for the 88 MW of Turk Plant output but is evaluating options.

The PUCT approved a Certificate of Convenience and Necessity (CCN) for the Turk Plant with the following conditions: (a) a cap on the recovery of jurisdictional capital costs for the Turk Plant based on the previously estimated $1.522 billion projected construction cost, excluding AFUDC and related transmission costs, (b) a cap on recovery of annual CO2 emission costs at $28 per ton through the year 2030 and (c) a requirement to hold Texas ratepayers financially harmless from any adverse impact related to the Turk Plant not being fully subscribed to by other utilities or wholesale customers.  SWEPCo appealed the PUCT’s order contending the two cost cap restrictions are unlawful.  The Texas Industrial Energy Consumers (TIEC) filed an appeal contending that the PUCT’s grant of a conditional CCN for the Turk Plant should be revoked because the Turk Plant is unnecessary to serve retail customers.  The Texas District Court and the Texas Court of Appeals affirmed the PUCT’s order in all respects.  In April 2012, SWEPCo and TIEC filed petitions for review at the Supreme Court of Texas.  The Supreme Court of Texas has requested full briefing from the parties.

If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant, it could materially reduce future net income and cash flows and materially impact financial condition.

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operations and maintenance costs.  The filing also (a) increased depreciation expense due to the decrease in the average remaining life of the Welsh Plant to account for the change in the retirement date of the Welsh Plant, Unit 2 from 2040 to 2016, (b) proposed increased vegetation management expenditures recovered from ratepayers and (c) included a return on and of the Stall Unit as of December 2011 and associated operations and maintenance costs.

In September 2012, an Administrative Law Judge issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  A decision from the PUCT is expected in the second quarter of 2013.  If the PUCT does not approve full cost recovery of SWEPCo’s assets, it could reduce future net income and cash flows and impact financial condition.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  Through September 30, 2012, SWEPCo has incurred $10 million related to this project, including AFUDC.  The APSC staff and the Sierra Club filed testimony that recommended the APSC deny the requested declaratory order.  A hearing at the APSC was held in October 2012 and a decision is pending from the APSC.  If SWEPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

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

Environmental Rate Adjustment Clause (Environmental RAC)

In November 2011, the Virginia SCC issued an order which approved APCo’s environmental RAC recovery of $30 million to be collected over one year beginning in February 2012 but denied recovery of certain environmental costs.  As a result, in the fourth quarter of 2011, APCo recorded a pretax write-off of $31 million on the statement of income related to environmental compliance costs incurred from January 2009 through December 2010.  In December 2011, APCo filed a notice of appeal with the Supreme Court of Virginia regarding this decision.  A decision is expected in the fourth quarter of 2012.  If the Supreme Court of Virginia were to issue a favorable decision, it could increase future net income and cash flows.

Generation Rate Adjustment Clause (Generation RAC)

In January 2012, the Virginia SCC issued a generation RAC order which allowed APCo to recover $26 million annually, effective March 2012, related to recovery of the Dresden Plant.  In March 2012, APCo filed with the Virginia SCC to continue the current generation RAC rate to recover costs of the Dresden Plant through February 2014.  In August 2012, the Virginia SCC staff filed testimony that recommended a $5 million increase in the revenue requirement, including the under-recovered balance of $3 million as of April 2012.  The Virginia SCC staff also recommended an alternative proposal to not change rates and not allow APCo to accrue carrying charges on any under-recovered generation RAC balances.  A decision is expected in the fourth quarter of 2012.  If the Virginia SCC were to disallow any portion of the generation RAC, it could reduce future net income and cash flows and impact financial condition.

APCo’s Filings for an IGCC Plant

Through September 30, 2012, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $9 million applicable to its Virginia jurisdiction.  If the costs are not recoverable, it would reduce future net income and cash flows and impact financial condition.

APCo’s and WPCo’s Expanded Net Energy Charge (ENEC) Filing

In March 2012, West Virginia passed securitization legislation, which allows the WVPSC to establish a regulatory framework to securitize certain deferred ENEC balances and other ENEC related assets.  Also in March 2012, APCo and WPCo filed their ENEC application with the WVPSC for the fourth year of a four-year phase-in plan which requested no change in ENEC rates if the WVPSC issues a financing order allowing securitization of the under-recovered ENEC deferral and other ENEC related assets.  If the financing order is not issued, APCo and WPCo requested that recovery of these costs be allowed in current rates.

In July 2012, the WVPSC issued an interim order that approved a settlement agreement which recommended no change in total ENEC rates but reflected a $24 million increase in the construction surcharge and a $24 million decrease in ENEC rates.  In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to the December 2011 under-recovered ENEC deferral balance, other ENEC-related assets and related financing costs.  Upon completion of the securitization, APCo would offset its current ENEC rates by an amount to recover the securitized balance over the securitization period.  As of September 30, 2012, APCo’s ENEC under-recovery balance of $307 million was recorded in Regulatory Assets on the condensed balance sheet, excluding $5 million of unrecognized equity carrying costs.  A hearing is scheduled for December 2012.

PSO Rate Matters

PSO 2008 Fuel and Purchased Power

In July 2009, the OCC initiated a proceeding to review PSO’s fuel and purchased power adjustment clause for the calendar year 2008 and also initiated a prudence review of the related costs.  In March 2010, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers (OIEC) recommended the fuel clause adjustment rider be amended so that the shareholder’s portion of off-system sales margins decrease from 25% to 10%.  In October 2012, the OCC issued a final order that found PSO’s fuel and purchased power costs were prudently incurred without any disallowance and that PSO’s shareholder’s portion of off-system sales margins would remain at 25%.

I&M Rate Matters

2011 Indiana Base Rate Case

In September 2011, I&M filed a request with the IURC for a net annual increase in Indiana base rates of $149 million based upon a return on common equity of 11.15%.  The $149 million net annual increase reflects an increase in base rates of $178 million offset by proposed corresponding reductions of $13 million to the off-system sales sharing rider, $9 million to the PJM cost rider and $7 million to the clean coal technology rider rates.  The request included an increase in depreciation rates that would result in an increase of approximately $25 million in annual depreciation expense.  Included in the depreciation rates increase was a decrease in the average remaining life of Tanners Creek Plant to account for the change in the retirement date of Tanners Creek Plant, Units 1-3 from 2020 to 2014.  In May 2012, I&M filed rebuttal testimony which changed the retirement date for Tanners Creek Plant, Units 1-3 to 2015.

In May 2012, the Indiana Office of Utility Consumer Counselor filed testimony that recommended an increase in base rates of $28 million, excluding reductions to certain riders, based upon a return on common equity of 9.2%.  I&M filed rebuttal testimony in May 2012 which supported an increase of $170 million in base rates, excluding reductions to certain riders.  Final hearings were held in June 2012.  A decision from the IURC is expected in the fourth quarter of 2012.  If the IURC disallows cost recovery, it could reduce future net income and cash flows and impact financial condition.

Cook Plant Life Cycle Management Project

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project (LCM Project), which consists of a group of capital projects for Cook Plant Units 1 and 2.  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.

In Indiana, I&M requested recovery of certain project costs, including interest, through a rider effective January 2013.  In Michigan, I&M requested that the MPSC approve a Certificate of Need and authorize I&M to defer, on an interim basis, incremental depreciation and related property tax costs, including interest, along with study, analysis and development costs until the applicable LCM costs are included in I&M’s base rates.  As of September 30, 2012, I&M has incurred $109 million related to the LCM Project, including AFUDC.

In August 2012, intervenors filed testimony in Indiana.  The Indiana Michigan Power Company Industrial Group recommended that I&M recover $229 million in a rider with the remaining costs requested in future base rate cases.  The Indiana Office of Utility Consumer Counselor (OUCC) recommended a maximum of $408 million of LCM project costs be recovered in a rider, and a maximum of $299 million for projects the OUCC believes are not related to LCM to be recovered in future base rates.  A hearing at the IURC is scheduled for January 2013.

Also in August 2012, the MPSC staff and other intervenors filed testimony in Michigan.  The recommendations ranged from the Association of Businesses Advocating Tariff Equity’s denial of deferral of costs but recovery of costs considered in future base rate cases to the Attorney General allowing recovery of LCM project costs of $848 million.  If I&M is not ultimately permitted to recover its LCM Project costs, it would reduce future net income and cash flows.

Rockport Plant Environmental Controls

I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit one unit at its Rockport Plant with environmental controls estimated to cost $1.4 billion to comply with new requirements.  AEGCo and I&M jointly own Unit 1 and jointly lease Unit 2 of the Rockport Plant.  I&M is also evaluating options related to the maturity of the lease for Rockport Plant Unit 2 in 2022 and continues to investigate alternative compliance technologies for these units as part of its overall compliance strategy.  As of September 30, 2012, we have incurred $48 million, including AFUDC.  If we are not ultimately permitted to recover our incurred costs, it would reduce future net income and cash flows.

In July 2012, certain intervenors filed testimony which recommended cost caps ranging from $1.1 billion to $1.4 billion if the IURC approved the CPCN.  In addition, the Indiana Office of Utility Consumer Counselor recommended the CPCN be denied until a more detailed project plan and cost estimates are filed with the IURC.  If I&M receives approval of a CPCN, I&M will file for cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.  A hearing is scheduled for December 2012.

KPCo Rate Matters

Big Sandy Unit 2 FGD System

In May 2012, KPCo withdrew its application to the KPSC seeking approval of a Certificate of Public Convenience and Necessity to retrofit Big Sandy Unit 2 with a dry FGD system.  KPCo is currently re-evaluating its options to meet the short and long-term energy needs of its customers at the most reasonable costs.  As of September 30, 2012, KPCo has incurred $30 million related to the FGD project.  Management intends to pursue recovery of all costs related to the FGD project.  If KPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

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

AEP filed briefs jointly with other affected companies asking the FERC to reverse the decision.  In May 2010, the FERC issued an order that generally supported AEP’s position and required a compliance filing.  In August 2010, the affected companies, including the AEP East companies, filed a compliance filing with the FERC.  If the compliance filing is accepted, the AEP East companies would have to pay refunds of approximately $20 million including estimated interest of $5 million.  A decision is pending from the FERC.  Not all parties have agreed to the compliance filing.

The AEP East companies provided reserves for net refunds for SECA settlements.  Based on the analysis of the May 2010 order, the compliance filing and recent settlements, management believes that the reserve is adequate to pay the refunds, including interest, that will be required should the compliance filing be made final.  Management cannot predict the ultimate outcome of this proceeding at the FERC which could impact future net income and cash flows.

Possible Termination of the Interconnection Agreement

In December 2010, each of the members of the Interconnection Agreement gave notice to AEPSC and each other of its decision to terminate the Interconnection Agreement effective as of December 31, 2013 or such other date as ordered by the FERC.  Management intends to file an application with the FERC in the fourth quarter of 2012 to terminate the Interconnection Agreement.  It is unknown whether the Interconnection Agreement will be replaced by a new agreement among some or all of the members, whether individual companies will enter into bilateral or multi-party contracts with each other for power sales and purchases or asset transfers, or if each company will choose to operate independently.  If any of the members of the Interconnection Agreement experience decreases in revenues or increases in costs as a result of the termination of the Interconnection Agreement and are unable to recover the change in revenues and costs through rates, prices or additional sales, it could reduce future net income and cash flows.

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

We have two credit facilities totaling $3.25 billion, under which we may issue up to $1.35 billion as letters of credit.  As of September 30, 2012, the maximum future payments for letters of credit issued under the credit facilities were $132  million with maturities ranging from October 2012 to June 2013.

We have $402 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $407 million.  The letters of credit have maturities ranging from March 2013 to July 2014.

Guarantees of Third-Party Obligations

SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study, we estimate the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  As of September 30, 2012, SWEPCo has collected approximately $58 million through a rider for final mine closure and reclamation costs, of which $10 million is recorded in Other Current Liabilities, $7 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $41 million is recorded in Asset Retirement Obligations on our condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees

Contracts

We enter into several types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, our exposure generally does not exceed the sale price.  The status of certain sale agreements is discussed in the 2011 Annual Report “Dispositions” section of Note 6.  As of September 30, 2012, there were no material liabilities recorded for any indemnifications.

Master Lease Agreements

We lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, we are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2012, the maximum potential loss for these lease agreements was approximately $18 million assuming the fair value of the equipment is zero at the end of the lease term.

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $15 million and $17 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2012.

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

Alaskan Villages’ Claims

In 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in Federal Court in the Northern District of California against AEP, AEPSC and 22 other unrelated defendants including oil and gas companies, a coal company and other electric generating companies.  The complaint alleges that the defendants' emissions of CO2 contribute to global warming and constitute a public and private nuisance and that the defendants are acting together.  The complaint further alleges that some of the defendants, including AEP, conspired to create a false scientific debate about global warming in order to deceive the public and perpetuate the alleged nuisance.  The plaintiffs also allege that the effects of global warming will require the relocation of the village at an alleged cost of $95 million to $400 million.  In October 2009, the judge dismissed plaintiffs’ federal common law claim for nuisance, finding the claim barred by the political question doctrine and by plaintiffs’ lack of standing to bring the claim.  The judge also dismissed plaintiffs’ state law claims without prejudice to refiling in state court.  The plaintiffs appealed the decision.  In September 2012, the Ninth Circuit Court of Appeals affirmed the trial court’s decision, holding that the CAA displaced Kivalina’s claims for damages.  Plaintiffs have filed a petition for rehearing by the full court.   We believe the action is without merit and will continue to defend against the claims.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

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

I&M maintains insurance through NEIL.  As of September 30, 2012, we recorded $64 million in Prepayments and Other Current Assets on our condensed balance sheets representing amounts recoverable from NEIL under the insurance policies.  Through September 30, 2012, I&M received payments from NEIL of $203 million for the cost incurred to date to repair the property damage and $185 million under an accidental outage policy.

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

OPERATIONAL CONTINGENCIES

Natural Gas Markets Lawsuits

In 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in California and in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP (or a subsidiary) was among the companies named as defendants in some of these cases.  We settled, received summary judgment or were dismissed from all of these cases.  The plaintiffs appealed the dismissal of several cases involving AEP companies in Nevada to the Ninth Circuit Court of Appeals.  Oral argument was held in October 2012.  We will continue to defend the cases on appeal.  We believe the provision we have is adequate.  We believe the remaining exposure is immaterial.

4.  ACQUISITION AND IMPAIRMENTS

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

IMPAIRMENTS

2012

Turk Plant (Utility Operations segment)

In 2012, SWEPCo recorded a pretax write-off of $13 million in Asset Impairments and Other Related Charges on the condensed statements of income related to unrecoverable construction costs subject to the Texas capital costs cap portion of the Turk Plant.

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

Sporn Plant Unit 5 (Utility Operations segment)

In the third quarter of 2011, management decided to no longer offer the output of Sporn Unit 5 into the PJM market.  Sporn Unit 5 is not expected to operate in the future, resulting in the removal of Sporn Unit 5 from the Interconnection Agreement.  As a result, in the third quarter of 2011, OPCo recorded a pretax write-off of $48 million in Asset Impairments and Other Related Charges on the condensed statements of income.

5.  BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following tables provide the components of our net periodic benefit cost for the plans for the three and nine months ended September 30, 2012 and 2011:

			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service Cost	$19	$18	$12	$11
Interest Cost	56	59	26	27
Expected Return on Plan Assets	(80)	(79)	(26)	(27)
Amortization of Transition Obligation	-	-	1	1
Amortization of Prior Service Cost (Credit)	-	1	(5)	(1)
Amortization of Net Actuarial Loss	42	31	14	8
Net Periodic Benefit Cost	$37	$30	$22	$19

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service Cost	$57	$54	$35	$32
Interest Cost	167	178	78	81
Expected Return on Plan Assets	(239)	(236)	(76)	(81)
Amortization of Transition Obligation	-	-	1	1
Amortization of Prior Service Cost (Credit)	-	1	(14)	(1)
Amortization of Net Actuarial Loss	117	92	43	23
Net Periodic Benefit Cost	$102	$89	$67	$55

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

Transmission Operations

•
Development, construction and operation of transmission facilities through investments in our wholly-owned transmission subsidiaries and transmission joint ventures.  These investments have PUCT-approved or FERC-approved returns on equity.

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

The tables below present our reportable segment information for the three and nine months ended September 30, 2012 and 2011 and balance sheet information as of September 30, 2012 and December 31, 2011.  These amounts include certain estimates and allocations where necessary.  We reclassified prior year amounts to conform to the current year’s presentation.

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Revenues from:
External Customers	$3,811	$3	$142	$194	$6	$-	$4,156
Other Operating Segments	28	7	5	-	4	(44)	-
Total Revenues	$3,839	$10	$147	$194	$10	$(44)	$4,156

Net Income (Loss)	$471	$14	$(1)	$10	$(6)	$-	$488

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2011
Revenues from:
External Customers	$4,044	$-	$177	$106	$6	$-	$4,333
Other Operating Segments	30	3	6	-	4	(43)	-
Total Revenues	$4,074	$3	$183	$106	$10	$(43)	$4,333

Income (Loss) Before Extraordinary
Item	$633	$9	$17	$8	$(10)	$-	$657
Extraordinary Item, Net of Tax	273	-	-	-	-	-	273
Net Income (Loss)	$906	$9	$17	$8	$(10)	$-	$930

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Revenues from:
External Customers	$10,407	$5	$477	$427	$16	$-	$11,332
Other Operating Segments	75	10	16	-	7	(108)	-
Total Revenues	$10,482	$15	$493	$427	$23	$(108)	$11,332

Net Income (Loss)	$1,220	$31	$11	$4	$(25)	$-	$1,241

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2011
Revenues from:
External Customers	$10,900	$1	$506	$247	$18	$-	$11,672
Other Operating Segments	86	2	15	1	7	(111)	-
Total Revenues	$10,986	$3	$521	$248	$25	$(111)	$11,672

Income (Loss) Before Extraordinary
Item	$1,357	$19	$23	$20	$(54)	$-	$1,365
Extraordinary Item, Net of Tax	273	-	-	-	-	-	273
Net Income (Loss)	$1,630	$19	$23	$20	$(54)	$-	$1,638

			Nonutility Operations
				Generation		Reconciling
	Utility	Transmission	AEP River	and	All Other	Adjustments
	Operations	Operations	Operations	Marketing	(a)	(b)		Consolidated
	(in millions)
September 30, 2012
Total Property, Plant and Equipment	$55,859	$604	$632	$619	$11	$(266)		$57,459
Accumulated Depreciation and
Amortization	18,986	2	156	240	10	(68)		19,326
Total Property, Plant and
Equipment - Net	$36,873	$602	$476	$379	$1	$(198)		$38,133

Total Assets	$51,124	$1,008	$643	$1,022	$16,885	$(16,839)	(c)	$53,843

			Nonutility Operations
				Generation		Reconciling
	Utility	Transmission	AEP River	and	All Other	Adjustments
	Operations	Operations	Operations	Marketing	(a)	(b)		Consolidated
	(in millions)
December 31, 2011
Total Property, Plant and Equipment	$54,396	$323	$608	$590	$11	$(258)		$55,670
Accumulated Depreciation and
Amortization	18,393	-	136	219	10	(59)		18,699
Total Property, Plant and
Equipment - Net	$36,003	$323	$472	$371	$1	$(199)		$36,971

Total Assets	$50,093	$594	$659	$868	$16,751	$(16,742)	(c)	$52,223

(a)	All Other includes:
•	Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.
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

STRATEGIES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS TO ACHIEVE OBJECTIVES

Risk Management Strategies

Our strategy surrounding the use of derivative instruments primarily focuses on managing our risk exposures, future cash flows and creating value utilizing both economic and formal hedging strategies.  Our risk management strategies also include the use of derivative instruments for trading purposes, focusing on seizing market opportunities to create value driven by expected changes in the market prices of the commodities in which we transact.  To accomplish our objectives, we primarily employ risk management contracts including physical forward purchase and sale contracts, financial forward purchase and sale contracts and financial swap instruments.  Not all risk management contracts meet the definition of a derivative under the accounting guidance for “Derivatives and Hedging.”  Derivative risk management contracts elected normal under the normal purchases and normal sales scope exception are not subject to the requirements of this accounting guidance.

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

The following table represents the gross notional volume of our outstanding derivative contracts as of September 30, 2012 and December 31, 2011:

Notional Volume of Derivative Instruments

	Volume
	September 30,	December 31,	Unit of
	2012	2011	Measure
Primary Risk Exposure	(in millions)
Commodity:
Power	617	609	MWhs
Coal	15	21	Tons
Natural Gas	123	100	MMBtus
Heating Oil and Gasoline	5	6	Gallons
Interest Rate	$258	$226	USD

Interest Rate and Foreign Currency	$703	$907	USD

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

According to the accounting guidance for “Derivatives and Hedging,” we reflect the fair values of our derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, we are required to post or receive cash collateral based on third party contractual agreements and risk profiles.  For the September 30, 2012 and December 31, 2011 balance sheets, we netted $18 million and $26 million, respectively, of cash collateral received from third parties against short-term and long-term risk management assets and $48 million and $133 million, respectively, of cash collateral paid to third parties against short-term and long-term risk management liabilities.

The following tables represent the gross fair value impact of our derivative activity on our condensed balance sheets as of September 30, 2012 and December 31, 2011:

Fair Value of Derivative Instruments
September 30, 2012

	Risk Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in millions)
Current Risk Management Assets	$699	$36	$1	$(561)	$175
Long-term Risk Management Assets	606	12	1	(229)	390
Total Assets	1,305	48	2	(790)	565

Current Risk Management Liabilities	656	35	37	(578)	150
Long-term Risk Management Liabilities	460	12	2	(250)	224
Total Liabilities	1,116	47	39	(828)	374

Total MTM Derivative Contract Net Assets
(Liabilities)	$189	$1	$(37)	$38	$191

Fair Value of Derivative Instruments
December 31, 2011

	Risk Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in millions)
Current Risk Management Assets	$852	$24	$-	$(683)	$193
Long-term Risk Management Assets	641	15	-	(253)	403
Total Assets	1,493	39	-	(936)	596

Current Risk Management Liabilities	847	29	20	(746)	150
Long-term Risk Management Liabilities	483	15	22	(325)	195
Total Liabilities	1,330	44	42	(1,071)	345

Total MTM Derivative Contract Net Assets
(Liabilities)	$163	$(5)	$(42)	$135	$251

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

The tables below present our activity of derivative risk management contracts for the three and nine months ended September 30, 2012 and 2011:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2012	2011	2012	2011
	(in millions)
Utility Operations Revenues	$5	$8	$19	$46
Other Revenues	20	6	28	21
Regulatory Assets (a)	2	(3)	(35)	(3)
Regulatory Liabilities (a)	(14)	(2)	12	8
Total Gain (Loss) on Risk
Management Contracts	$13	$9	$24	$72

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

We record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on our condensed statements of income.  During the three and nine months ended September 30, 2012, we recognized gains of $1 million and $3 million, respectively, on our hedging instruments and offsetting losses of $1 million and $3 million, respectively, on our long-term debt.  During the three and nine months ended September 30, 2011, we recognized gains of $1 million and $3 million, respectively, on our hedging instruments and offsetting losses of $3 million and $6 million, respectively, on our long-term debt.  We de-designated a significant portion of our interest rate fair value hedges in the third quarter of 2011.  During the three and nine months ended September 30, 2012 and 2011, hedge ineffectiveness was immaterial.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on our condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on our condensed balance sheets, depending on the specific nature of the risk being hedged.  During the three and nine months ended September 30, 2012 and 2011, we designated power, coal and natural gas derivatives as cash flow hedges.

We reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on our condensed statements of income.  During the three and nine months ended September 30, 2012 and 2011, we designated heating oil and gasoline derivatives as cash flow hedges.

We reclassify gains and losses on interest rate derivative hedges related to our debt financings from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Interest Expense on our condensed statements of income in those periods in which hedged interest payments occur.  During the three and nine months ended September 30, 2012 and 2011, we designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to our foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Depreciation and Amortization expense on our condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships.  During the three and nine months ended September 30, 2012 and 2011, we designated foreign currency derivatives as cash flow hedges.

During the three and nine months ended September 30, 2012 and 2011, hedge ineffectiveness was immaterial or nonexistent for all cash flow hedge strategies disclosed above.

The following tables provide details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2012 and 2011.  All amounts in the following tables are presented net of related income taxes.

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Three Months Ended September 30, 2012
		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Balance in AOCI as of June 30, 2012	$(14)	$(30)	$(44)
Changes in Fair Value Recognized in AOCI	16	(3)	13
Amount of (Gain) or Loss Reclassified from AOCI
to Statement of Income/within Balance Sheet:
Utility Operations Revenues	-	-	-
Other Revenues	(1)	-	(1)
Purchased Electricity for Resale	-	-	-
Interest Expense	-	1	1
Regulatory Assets (a)	-	-	-
Regulatory Liabilities (a)	-	-	-
Balance in AOCI as of September 30, 2012	$1	$(32)	$(31)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Three Months Ended September 30, 2011
		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Balance in AOCI as of June 30, 2011	$12	$5	$17
Changes in Fair Value Recognized in AOCI	2	(21)	(19)
Amount of (Gain) or Loss Reclassified from AOCI
to Statement of Income/within Balance Sheet:
Utility Operations Revenues	1	-	1
Other Revenues	(1)	-	(1)
Purchased Electricity for Resale	(2)	-	(2)
Interest Expense	-	1	1
Regulatory Assets (a)	-	-	-
Regulatory Liabilities (a)	-	-	-
Balance in AOCI as of September 30, 2011	$12	$(15)	$(3)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Nine Months Ended September 30, 2012
		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Balance in AOCI as of December 31, 2011	$(3)	$(20)	$(23)
Changes in Fair Value Recognized in AOCI	(7)	(15)	(22)
Amount of (Gain) or Loss Reclassified from AOCI
to Statement of Income/within Balance Sheet:
Utility Operations Revenues	-	-	-
Other Revenues	(4)	-	(4)
Purchased Electricity for Resale	13	-	13
Interest Expense	-	3	3
Regulatory Assets (a)	2	-	2
Regulatory Liabilities (a)	-	-	-
Balance in AOCI as of September 30, 2012	$1	$(32)	$(31)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Nine Months Ended September 30, 2011
		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Balance in AOCI as of December 31, 2010	$7	$4	$11
Changes in Fair Value Recognized in AOCI	7	(22)	(15)
Amount of (Gain) or Loss Reclassified from AOCI
to Statement of Income/within Balance Sheet:
Utility Operations Revenues	3	-	3
Other Revenues	(3)	-	(3)
Purchased Electricity for Resale	(3)	-	(3)
Interest Expense	-	3	3
Regulatory Assets (a)	1	-	1
Regulatory Liabilities (a)	-	-	-
Balance in AOCI as of September 30, 2011	$12	$(15)	$(3)

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of September 30, 2012 and December 31, 2011 were:

Impact of Cash Flow Hedges on the Condensed Balance Sheet
September 30, 2012

		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Hedging Assets (a)	$33	$-	$33
Hedging Liabilities (a)	32	39	71
AOCI Gain (Loss) Net of Tax	1	(32)	(31)
Portion Expected to be Reclassified to Net
Income During the Next Twelve Months	-	(4)	(4)

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

The actual amounts that we reclassify from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.  As of September 30, 2012, the maximum length of time that we are hedging (with contracts subject to the accounting guidance for “Derivatives and Hedging”) our exposure to variability in future cash flows related to forecasted transactions is 36 months.

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

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to our competitive retail auction loads, we are obligated to post an additional amount of collateral if our credit ratings decline below investment grade. The amount of collateral required fluctuates based on market prices and our total exposure.  On an ongoing basis, our risk management organization assesses the appropriateness of these collateral triggering items in contracts.  AEP and its subsidiaries have not experienced a downgrade below investment grade.  The following table represents: (a) our aggregate fair value of such derivative contracts, (b) the amount of collateral we would have been required to post for all derivative and non-derivative contracts if our credit ratings had declined below investment grade and (c) how much was attributable to RTO and ISO activities as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in millions)
Liabilities for Derivative Contracts with Credit Downgrade Triggers	$7	$32
Amount of Collateral AEP Subsidiaries Would Have Been
Required to Post	44	39
Amount Attributable to RTO and ISO Activities	42	38

In addition, a majority of our non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable.  These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, our risk management organization assesses the appropriateness of these cross-default provisions in our contracts.  The following table represents: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral we have posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering our contractual netting arrangements as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in millions)
Liabilities for Contracts with Cross Default Provisions Prior to Contractual
Netting Arrangements	$519	$515
Amount of Cash Collateral Posted	3	56
Additional Settlement Liability if Cross Default Provision is Triggered	329	291

8.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  Our market risk oversight staff independently monitors our valuation policies and procedures and provides members of the Commercial Operations Risk Committee (CORC) various daily, weekly and monthly reports, regarding compliance with policies and procedures.  The CORC consists of our Chief Operation Officer, Chief Financial Officer, Senior Vice President of Commercial Operations and Chief Risk Officer.

For our commercial activities, exchange traded derivatives, namely futures contracts, are generally fair valued based on unadjusted quoted prices in active markets and are classified as Level 1.  Level 2 inputs primarily consist of OTC broker quotes in moderately active or less active markets, as well as exchange traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1.  We verify our price curves using these broker quotes and classify these fair values within Level 2 when substantially all of the fair value can be corroborated.  We typically obtain multiple broker quotes, which are non-binding in nature, but are based on recent trades in the marketplace.  When multiple broker quotes are obtained, we average the quoted bid and ask prices.  In certain circumstances, we may discard a broker quote if it is a clear outlier.  We use a historical correlation analysis between the broker quoted location and the illiquid locations.  If the points are highly correlated, we include these locations within Level 2 as well.  Certain OTC and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information.  Long-dated and illiquid complex or structured transactions, FTRs and counterparty credit risk can introduce the need for internally developed modeling inputs based upon extrapolations and assumptions of observable market data to estimate fair value.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3.  The main driver of our contracts being classified as Level 3 is the inability to substantiate our energy price curves in the market.  A significant portion of our Level 3 instruments have been economically hedged which greatly limits potential earnings volatility.

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

The book values and fair values of Long-term Debt as of September 30, 2012 and December 31, 2011 are summarized in the following table:

	September 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term Debt	$17,227	$20,457	$16,516	$19,259

Fair Value Measurements of Other Temporary Investments

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds, marketable securities that we intend to hold for less than one year and investments by our protected cell of EIS.

The following is a summary of Other Temporary Investments:

	September 30, 2012
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$197	$-	$-	$197
Fixed Income Securities:
Mutual Funds	64	1	-	65
Equity Securities - Mutual Funds	11	5	-	16
Total Other Temporary Investments	$272	$6	$-	$278

	December 31, 2011
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$216	$-	$-	$216
Fixed Income Securities:
Mutual Funds	64	-	-	64
Equity Securities - Mutual Funds	11	3	-	14
Total Other Temporary Investments	$291	$3	$-	$294

(a)	Primarily represents amounts held for the repayment of debt.

The following table provides the activity for our debt and equity securities within Other Temporary Investments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Proceeds from Investment Sales	$-	$21	$-	$268
Purchases of Investments	-	-	1	153
Gross Realized Gains on Investment Sales	-	4	-	4
Gross Realized Losses on Investment Sales	-	-	-	-

As of September 30, 2012 and December 31, 2011, we had no Other Temporary Investments with an unrealized loss position.  As of September 30, 2012, fixed income securities are primarily debt based mutual funds with short and intermediate maturities.  Mutual funds may be sold and do not contain maturity dates.

The following tables provide details of Other Temporary Investments included in Accumulated Other Comprehensive Income (Loss) on our balance sheet and the reasons for changes for the three and nine months ended September 30, 2012.  All amounts in the following table are presented net of related income taxes.

Total Accumulated Other Comprehensive Income (Loss) Activity for Other Temporary Investments
Three Months Ended September 30, 2012

(in millions)
Balance in AOCI as of June 30, 2012	$3
Changes in Fair Value Recognized in AOCI	1
Amount of (Gain) or Loss Reclassified from AOCI to Statement of Income:
Interest Income	-
Balance in AOCI as of September 30, 2012	$4

Total Accumulated Other Comprehensive Income (Loss) Activity for Other Temporary Investments
Nine Months Ended September 30, 2012

(in millions)
Balance in AOCI as of December 31, 2011	$2
Changes in Fair Value Recognized in AOCI	2
Amount of (Gain) or Loss Reclassified from AOCI to Statement of Income:
Interest Income	-
Balance in AOCI as of September 30, 2012	$4

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

The following is a summary of nuclear trust fund investments as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Estimated	Gross	Other-Than-	Estimated	Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$13	$-	$-	$18	$-	$-
Fixed Income Securities:
United States Government	693	108	(1)	544	61	(1)
Corporate Debt	36	6	(1)	54	5	(2)
State and Local Government	226	1	(1)	330	-	(2)
Subtotal Fixed Income Securities	955	115	(3)	928	66	(5)
Equity Securities - Domestic	732	291	(78)	646	215	(80)
Spent Nuclear Fuel and
Decommissioning Trusts	$1,700	$406	$(81)	$1,592	$281	$(85)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Proceeds from Investment Sales	$182	$361	$699	$826
Purchases of Investments	199	379	744	871
Gross Realized Gains on Investment Sales	2	18	7	30
Gross Realized Losses on Investment Sales	1	12	3	21

The adjusted cost of fixed income securities was $840 million and $862 million as of September 30, 2012 and December 31, 2011, respectively.  The adjusted cost of equity securities was $441 million and $431 million as of September 30, 2012 and December 31, 2011, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2012 was as follows:

Fair Value of
Fixed Income
Securities
(in millions)
Within 1 year	$136
1 year – 5 years	357
5 years – 10 years	265
After 10 years	197
Total	$955

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a) (e)	$20	$1	$-	$422	$443

Other Temporary Investments
Restricted Cash (a) (e)	183	5	-	9	197
Fixed Income Securities:
Mutual Funds	65	-	-	-	65
Equity Securities - Mutual Funds (b)	16	-	-	-	16
Total Other Temporary Investments	264	5	-	9	278

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	47	1,076	166	(778)	511
Cash Flow Hedges:
Commodity Hedges (c)	9	37	2	(15)	33
Fair Value Hedges	-	2	-	-	2
De-designated Risk Management Contracts (d)	-	-	-	19	19
Total Risk Management Assets	56	1,115	168	(774)	565

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	-	5	-	8	13
Fixed Income Securities:
United States Government	-	693	-	-	693
Corporate Debt	-	36	-	-	36
State and Local Government	-	226	-	-	226
Subtotal Fixed Income Securities	-	955	-	-	955
Equity Securities - Domestic (b)	732	-	-	-	732
Total Spent Nuclear Fuel and Decommissioning Trusts	732	960	-	8	1,700

Total Assets	$1,072	$2,081	$168	$(335)	$2,986

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$42	$994	$64	$(797)	$303
Cash Flow Hedges:
Commodity Hedges (c)	-	47	-	(15)	32
Interest Rate/Foreign Currency Hedges	-	39	-	-	39
Total Risk Management Liabilities	$42	$1,080	$64	$(812)	$374

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$6	$-	$-	$215	$221

Other Temporary Investments
Restricted Cash (a)	191	-	-	25	216
Fixed Income Securities:
Mutual Funds	64	-	-	-	64
Equity Securities - Mutual Funds (b)	14	-	-	-	14
Total Other Temporary Investments	269	-	-	25	294

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	47	1,299	147	(945)	548
Cash Flow Hedges:
Commodity Hedges (c)	15	23	-	(18)	20
De-designated Risk Management Contracts (d)	-	-	-	28	28
Total Risk Management Assets	62	1,322	147	(935)	596

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	-	5	-	13	18
Fixed Income Securities:
United States Government	-	544	-	-	544
Corporate Debt	-	54	-	-	54
State and Local Government	-	330	-	-	330
Subtotal Fixed Income Securities	-	928	-	-	928
Equity Securities - Domestic (b)	646	-	-	-	646
Total Spent Nuclear Fuel and Decommissioning Trusts	646	933	-	13	1,592

Total Assets	$983	$2,255	$147	$(682)	$2,703

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$43	$1,209	$78	$(1,052)	$278
Cash Flow Hedges:
Commodity Hedges (c)	-	43	-	(18)	25
Interest Rate/Foreign Currency Hedges	-	42	-	-	42
Total Risk Management Liabilities	$43	$1,294	$78	$(1,070)	$345

(a)	Amounts in ''Other'' column primarily represent cash deposits in bank accounts with financial institutions or with third parties. Level 1 amounts primarily represent investments in money market funds.
(b)	Amounts represent publicly traded equity securities and equity-based mutual funds.
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
(f)
The September 30, 2012 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $12 million in periods 2013-2015 and ($7) million in periods 2016-2018;  Level 2 matures $59 million in periods 2013-2015, $14 million in periods 2016-2017 and $9 million in periods 2018-2030;  Level 3 matures $7 million in 2012, $35 million in periods 2013-2015, $31 million in periods 2016-2017 and $29 million in periods 2018-2030.  Risk management commodity contracts are substantially comprised of power contracts.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives and other investments classified as Level 3 in the fair value hierarchy:

Net Risk Management
Three Months Ended September 30, 2012	Assets (Liabilities)
(in millions)
Balance as of June 30, 2012	$97
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(5)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	7
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	5
Purchases, Issuances and Settlements (c)	4
Transfers into Level 3 (d) (f)	(3)
Transfers out of Level 3 (e) (f)	(1)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	-
Balance as of September 30, 2012	$104

Net Risk Management
Three Months Ended September 30, 2011	Assets (Liabilities)
(in millions)
Balance as of June 30, 2011	$77
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(16)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	(5)
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	-
Purchases, Issuances and Settlements (c)	3
Transfers into Level 3 (d) (f)	5
Transfers out of Level 3 (e) (f)	(1)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	1
Balance as of September 30, 2011	$64

Net Risk Management
Nine Months Ended September 30, 2012	Assets (Liabilities)
(in millions)
Balance as of December 31, 2011	$69
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(16)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	20
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	2
Purchases, Issuances and Settlements (c)	33
Transfers into Level 3 (d) (f)	10
Transfers out of Level 3 (e) (f)	(21)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	7
Balance as of September 30, 2012	$104

Net Risk Management
Nine Months Ended September 30, 2011	Assets (Liabilities)
(in millions)
Balance as of December 31, 2010	$85
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(11)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	-
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	-
Purchases, Issuances and Settlements (c)	5
Transfers into Level 3 (d) (f)	9
Transfers out of Level 3 (e) (f)	(12)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	(12)
Balance as of September 30, 2011	$64

(a)	Included in revenues on our condensed statements of income.
(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.
(c)	Represents the settlement of risk management commodity contracts for the reporting period.
(d)	Represents existing assets or liabilities that were previously categorized as Level 2.
(e)	Represents existing assets or liabilities that were previously categorized as Level 3.
(f)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.
(g)	Relates to the net gains (losses) of those contracts that are not reflected on our condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following table quantifies the significant unobservable inputs used in developing the fair value of our Level 3 positions as of September 30, 2012:

	Fair Value		Valuation	Significant	Input/Range
	Assets	Liabilities	Technique	Unobservable Input	Low	High
	(in millions)
Energy Contracts	$160	$57	Discounted Cash Flow	Forward Market Price (a)	$10.45	$117.64
				Counterparty Credit Risk (b)	457
FTRs	8	7	Discounted Cash Flow	Forward Market Price (a)	(7.71)	9.92
Total	$168	$64

(a)	Represents market prices in dollars per MWh.
(b)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.

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

Uncertain Tax Positions

We filed the 2011 federal income tax return during the third quarter of 2012.  The return includes deductions which are not recognized in the financial statements.  This resulted in a $121 million increase in unrecognized tax benefits.  The increase in unrecognized tax benefits did not have an impact on net income, cash flows or financial condition and there was no change in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

State Tax Legislation

During the third quarter of 2012, it was determined that the state of West Virginia had achieved certain minimum levels of shortfall reserve funds and thus, the West Virginia corporate income tax rate will be reduced from 7.75% to 7.0% in 2013.  The enacted provisions will not have a material impact on net income, cash flows or financial condition.

10.  FINANCING ACTIVITIES

Long-term Debt

Type of Debt	September 30, 2012	December 31, 2011
	(in millions)
Senior Unsecured Notes	$11,883	$11,737
Pollution Control Bonds	1,958	2,112
Notes Payable	469	402
Securitization Bonds	2,316	1,688
Junior Subordinated Debentures	315	315
Spent Nuclear Fuel Obligation (a)	265	265
Other Long-term Debt	51	29
Fair Value of Interest Rate Hedges	6	7
Unamortized Discount, Net	(36)	(39)
Total Long-term Debt Outstanding	17,227	16,516
Long-term Debt Due Within One Year	2,272	1,433
Long-term Debt	$14,955	$15,083

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $308 million as of both September 30, 2012 and December 31, 2011 and are included in Spent Nuclear Fuel and Decommissioning Trusts on our condensed balance sheets.

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2012 are shown in the tables below:

		Principal		Interest
Company	Type of Debt	Amount		Rate	Due Date
Issuances:		(in millions)		(%)
APCo	Senior Unsecured Notes	$275		Variable	2013
APCo	Pollution Control Bonds	65		2.25	2016
I&M	Notes Payable	110		Variable	2016
I&M	Other Long-term Debt	20	(a)	Variable	2015
PSO	Notes Payable	2		3.00	2027
SWEPCo	Senior Unsecured Notes	275		3.55	2022
SWEPCo	Notes Payable	65		4.58	2032

Non-Registrant:
TCC	Securitization Bonds	312		2.845	2024
TCC	Securitization Bonds	308		0.88	2017
TCC	Securitization Bonds	180		1.976	2020
Total Issuances		$1,612	(b)

(a)	Consists of a $110 million three-year credit facility to be used for general corporate purposes.
(b)	Amount indicated on the statement of cash flows of $1.6 billion is net of issuance costs and premium or discount.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and		(in millions)	(%)
Principal Payments:
APCo	Pollution Control Bonds	$30	6.05	2024
APCo	Pollution Control Bonds	20	5.00	2021
APCo	Pollution Control Bonds	65	2.00	2012
APCo	Senior Unsecured Notes	250	5.65	2012
I&M	Notes Payable	14	5.44	2013
I&M	Notes Payable	11	4.00	2014
I&M	Notes Payable	15	Variable	2015
I&M	Notes Payable	18	Variable	2016
I&M	Notes Payable	12	2.12	2016
I&M	Notes Payable	8	Variable	2016
OPCo	Pollution Control Bonds	45	4.85	2012
OPCo	Senior Unsecured Notes	150	Variable	2012
SWEPCo	Notes Payable	20	7.03	2012
SWEPCo	Notes Payable	2	4.58	2032

Non-Registrant:
AEP Subsidiaries	Notes Payable	8	Variable	2017
AEP Subsidiaries	Notes Payable	2	7.59-8.03	2026
AEGCo	Senior Unsecured Notes	3	6.33	2037
TCC	Securitization Bonds	108	4.98	2013
TCC	Securitization Bonds	63	5.96	2013
TCC	Pollution Control Bonds	60	1.125	2012
Total Retirements and
Principal Payments		$904

In October 2012, I&M retired $29 million of Notes Payable related to DCC Fuel.

In October 2012, AEGCo retired $4 million of 6.33% Senior Unsecured Notes due in 2037.

In October 2012, AEP Transmission Company, LLC issued $250 million of Senior Notes in three tranches.  The tranches are $104 million at 3.3% due in 2022, $85 million at 4% due in 2032 and $61 million at 4.73% due in 2042.

As of September 30, 2012, trustees held, on our behalf, $583 million of our reacquired Pollution Control Bonds.

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

The Federal Power Act prohibits the utility subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.”  The term “capital account” is not defined in the Federal Power Act or its regulations.  Management understands “capital account” to mean the book value of the common stock.  This restriction does not limit the ability of the utility subsidiaries to pay dividends out of retained earnings.

Short-term Debt

Our outstanding short-term debt was as follows:

	September 30, 2012		December 31, 2011
	Outstanding	Interest	Outstanding	Interest
Type of Debt	Amount	Rate (a)	Amount	Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$696	0.24%	$666	0.27%
Commercial Paper	520	0.45%	967	0.51%
Line of Credit – Sabine (c)	-	-%	17	1.79%
Total Short-term Debt	$1,216		$1,650

(a)	Weighted average rate.
(b)	Amount of securitized debt for receivables as accounted for under the ''Transfers and Servicing'' accounting guidance.
(c)	This line of credit does not reduce available liquidity under AEP's credit facilities.

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

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in millions)
Effective Interest Rates on Securitization of
Accounts Receivable	0.26%	0.23%	0.26%	0.27%
Net Uncollectible Accounts Receivable
Written Off	$8	$11	$21	$28

	September 30,	December 31,
	2012	2011
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral
Less Uncollectible Accounts	$887	$902
Total Principal Outstanding	696	666
Delinquent Securitized Accounts Receivable	41	38
Bad Debt Reserves Related to Securitization/Sale of Accounts Receivable	22	18
Unbilled Receivables Related to Securitization/Sale of Accounts Receivable	236	370

Customer accounts receivable retained and securitized for our operating companies are managed by AEP Credit.  AEP Credit’s delinquent customer accounts receivable represents accounts greater than 30 days past due.

11.  SUSTAINABLE COST REDUCTIONS

In April 2012, we initiated a process to identify employee repositioning opportunities and efficiencies that will result in sustainable cost savings.  The process will result in involuntary severances and is expected to be completed in early 2013.  The severance program provides two weeks of base pay for every year of service along with other severance benefits.

We recorded charges to expense in 2012 related to the sustainable cost reductions initiative.

Total
(in millions)
Incurred	$14
Settled	(12)
Remaining Balance as of September 30, 2012	$2

These expenses relate primarily to severance benefits.  They are included primarily in Other Operation on the condensed statements of income and Other Current Liabilities on the condensed balance sheets.  Approximately 94% of the expense was within the Utility Operations segment.  At this time, we are unable to estimate the total amount to be incurred in future periods related to this initiative or to quantify the effects on future net income, cash flows and financial condition.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

West Virginia Regulatory Activity

In March 2012, West Virginia passed securitization legislation which allows the WVPSC to establish a regulatory framework to securitize certain deferred Expanded Net Energy Charge (ENEC) balances and other ENEC related assets.  In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to APCo’s December 2011 under-recovered ENEC deferral balance, other ENEC-related assets and related financing costs.  A hearing is scheduled in December 2012.

In a November 2009 proceeding established by the WVPSC to explore options to meet WPCo's future power supply requirements, the WVPSC issued an order approving a joint stipulation among APCo, WPCo, the WVPSC staff and the Consumer Advocate Division.  The order approved the recommendation of the signatories to the stipulation that WPCo merge into APCo and be supplied from APCo's existing power resources.  Merger approvals from the WVPSC, the Virginia SCC and the FERC are required.  In December 2011 and February 2012, APCo and WPCo filed merger applications with the WVPSC and the FERC, respectively.  In February 2012, APCo and WPCo withdrew their merger application with the FERC.  Management intends to refile a merger application with the FERC and also file a merger application with the Virginia SCC in the fourth quarter of 2012.

Litigation and Environmental Issues

In the ordinary course of business, APCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 3 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies in the 2011 Annual Report.  Also, see Note 2 – Rate Matters and Note 3 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 150.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 207 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	2,741	2,854	8,375	9,180
Commercial	1,804	1,861	5,112	5,254
Industrial	2,712	2,738	8,018	8,056
Miscellaneous	202	204	604	617
Total Retail (a)	7,459	7,657	22,109	23,107

Wholesale	2,745	3,072	5,618	7,235

Total KWhs	10,204	10,729	27,727	30,342

(a) Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Actual - Heating (a)	3	3	986	1,389
Normal - Heating (b)	3	3	1,443	1,440

Actual - Cooling (c)	892	955	1,336	1,425
Normal - Cooling (b)	817	807	1,178	1,161

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Net Income
(in millions)

Third Quarter of 2011	$53

Changes in Gross Margin:
Retail Margins	47
Off-system Sales	(3)
Transmission Revenues	3
Other Revenues	1
Total Change in Gross Margin	48

Changes in Expenses and Other:
Other Operation and Maintenance	(9)
Depreciation and Amortization	(18)
Taxes Other Than Income Taxes	(1)
Carrying Costs Income	(4)
Other Income	(4)
Interest Expense	1
Total Change in Expenses and Other	(35)

Income Tax Expense	(3)

Third Quarter of 2012	$63

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $47 million primarily due to the following:
	•	A $24 million increase due to higher rates in Virginia. For this increase, $18 million has a corresponding increase in Depreciation and Amortization expenses below.
•
A $17 million increase due to lower capacity settlement expenses under the Interconnection Agreement, net of recovery in West Virginia and environmental deferrals in Virginia.  This increase was primarily as a result of a mild winter in 2012 and its impact on APCo’s winter peak, APCo’s completion of the Dresden Plant in January 2012 and the removal of Sporn Unit 5 from the Interconnection Agreement in September 2011.

	•	A $4 million decrease in other variable electric generation expenses.
These increases were partially offset by:
	•	A $5 million decrease in residential and commercial margins primarily due to lower non-weather related usage.
	•	A $4 million decrease in weather-related usage primarily due to a 7% decrease in cooling degree days.
•	Margins from Off-system Sales decreased $3 million primarily due to lower market prices and reduced physical sales volumes.
•
Transmission Revenues increased $3 million primarily due to increased Network Integrated Transmission Service (NITS) revenue.  These revenues are offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $9 million primarily due to the following:
	•	A $10 million increase in provisions for uncollectible accounts.
	•	A $3 million increase in transmission expenses due to higher NITS expenses. These expenses are offset in Transmission Revenues above.
These increases were partially offset by:
	•	A $3 million decrease in generation plant maintenance expense in 2012.
•	Depreciation and Amortization expenses increased $18 million primarily due to:
	•	A $10 million increase as a result of increased depreciation rates in Virginia effective February 2012. The majority of this increase in depreciation is offset within Gross Margin.
•
A $4 million increase in amortization as a result of the Virginia E&R surcharge and the Virginia Environmental Rate Adjustment Clause, both effective February 2012.  This increase in amortization is offset within Gross Margin.

•	Carrying Costs Income decreased $4 million primarily due to lower carrying costs on the Virginia Environmental Rate Adjustment Clause and the Expanded Net Energy Charge.
•	Other Income decreased $4 million primarily due to:
	•	A $2 million decrease due to interest income recorded in the third quarter of 2011 for favorable adjustments related to the 2001-2006 federal income tax audit.
	•	A $2 million decrease in the equity component of AFUDC as a result of the completion of the Dresden Plant in January 2012.
•
Income Tax Expense increased $3 million primarily due to an increase in pretax book income and state income tax adjustments related to prior year tax returns partially offset by other book/tax differences which are accounted for on a flow through basis.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Net Income
(in millions)

Nine Months Ended September 30, 2011	$123

Changes in Gross Margin:
Retail Margins	141
Off-system Sales	(9)
Transmission Revenues	8
Other Revenues	(2)
Total Change in Gross Margin	138

Changes in Expenses and Other:
Other Operation and Maintenance	37
Depreciation and Amortization	(47)
Other Income	(6)
Interest Expense	4
Total Change in Expenses and Other	(12)

Income Tax Expense	(48)

Nine Months Ended September 30, 2012	$201

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $141 million primarily due to the following:
•
A $67 million increase due to lower capacity settlement expenses under the Interconnection Agreement, net of recovery in West Virginia and environmental deferrals in Virginia.  This increase was primarily as a result of a mild winter in 2012 and its impact on APCo’s winter peak, APCo’s completion of the Dresden Plant in January 2012 and the removal of Sporn Unit 5 from the Interconnection Agreement in September 2011.

	•	A $56 million increase due to higher rates in Virginia and West Virginia. For this increase, $39 million have a corresponding increase in Depreciation and Amortization expenses below.
	•	A $22 million decrease in other variable electric generation expenses.
	•	A $9 million deferral of additional wind purchase recovery costs as a result of the June 2012 Virginia SCC fuel factor order.
	•	A $7 million decrease in PJM expenses.
These increases were partially offset by:
	•	A $37 million decrease in weather-related usage primarily due to a 29% decrease in heating degree days.
	•	A $14 million decrease in residential margins primarily due to lower non-weather related usage.
•	Margins from Off-system Sales decreased $9 million primarily due to lower market prices, reduced physical sales volumes and lower trading and marketing margins.
•
Transmission Revenues increased $8 million primarily due to increased NITS revenue requirements beginning in July 2011.  These NITS revenues are offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $37 million primarily due to the following:
•
A $41 million decrease due to the first quarter 2011 write-off of a portion of the West Virginia share of the Mountaineer Carbon Capture and Storage Product Validation Facility as denied for recovery by the WVPSC.

	•	A $15 million decrease in generation plant maintenance expenses in 2012.
	•	A $14 million decrease due to the deferral of transmission costs for the Virginia Transmission Rate Adjustment Clause as allowed by the Virginia SCC.
	•	A $9 million decrease in storm restoration expenses and vegetation management.
	•	A $7 million decrease in general administrative expenses.
These decreases were partially offset by:
	•	A $32 million increase due to the first quarter 2011 deferral of 2009 storm costs and the 2010 cost reduction initiatives as allowed by the WVPSC in 2011.
	•	An $11 million increase in transmission expenses due to higher NITS expenses. These expenses are offset in Transmission Revenues above.
	•	An $11 million increase in provisions for uncollectible accounts.
	•	A $3 million increase due to expenses related to the 2012 sustainable cost reductions.
•	Depreciation and Amortization expenses increased $47 million primarily due to:
	•	A $26 million increase as a result of increased depreciation rates in Virginia effective February 2012. The majority of this increase in depreciation is offset within Gross Margin.
•
A $10 million increase in amortization as a result of the Virginia E&R surcharge and the Virginia Environmental Rate Adjustment Clause, both effective February 2012.  This increase in amortization is offset within Gross Margin.

	•	A $4 million increase in depreciation as a result of Dresden Plant being placed in service in January 2012.
•	Other Income decreased $6 million primarily due to:
	•	A $4 million decrease in the equity component of AFUDC as a result of the completion of the Dresden Plant in January 2012.
	•	A $2 million decrease due to interest income recorded in the third quarter of 2011 for favorable adjustments related to the 2001-2006 federal income tax audit.
•	Interest Expense decreased $4 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense increased $48 million primarily due to an increase in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 207 for a discussion of accounting pronouncements.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Electric Generation, Transmission and Distribution	$776,066	$757,366	$2,161,901	$2,175,163
Sales to AEP Affiliates	84,940	98,419	216,284	259,641
Other Revenues	3,192	2,551	7,950	6,797
TOTAL REVENUES	864,198	858,336	2,386,135	2,441,601

EXPENSES
Fuel and Other Consumables Used for Electric Generation	241,448	230,318	609,985	595,597
Purchased Electricity for Resale	45,196	57,370	155,421	195,715
Purchased Electricity from AEP Affiliates	181,134	222,164	463,015	630,014
Other Operation	92,700	80,376	239,704	268,269
Maintenance	47,047	50,172	131,212	139,628
Depreciation and Amortization	86,636	68,749	252,188	205,492
Taxes Other Than Income Taxes	27,315	26,471	79,272	79,542
TOTAL EXPENSES	721,476	735,620	1,930,797	2,114,257

OPERATING INCOME	142,722	122,716	455,338	327,344

Other Income (Expense):
Interest Income	332	2,477	1,034	3,559
Carrying Costs Income	3,950	7,579	17,202	17,560
Allowance for Equity Funds Used During Construction	443	2,451	960	4,546
Interest Expense	(50,071)	(51,196)	(153,323)	(157,323)

INCOME BEFORE INCOME TAX EXPENSE	97,376	84,027	321,211	195,686

Income Tax Expense	34,185	31,223	120,377	72,275

NET INCOME	63,191	52,804	200,834	123,411

Preferred Stock Dividend Requirements Including Capital
Stock Expense	-	199	-	599

EARNINGS ATTRIBUTABLE TO COMMON STOCK	$63,191	$52,605	$200,834	$122,812

The common stock of APCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$63,191	$52,804	$200,834	$123,411

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $925 and $239 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $940 and $413 for the Nine
Months Ended September 30, 2012 and 2011, Respectively	1,719	(444)	1,746	767
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $484
and $418 for the Three Months Ended September 30, 2012 and 2011,
Respectively, and $1,453 and $1,255 for the Nine Months Ended
September 30, 2012 and 2011, Respectively	899	778	2,698	2,332

TOTAL OTHER COMPREHENSIVE INCOME	2,618	334	4,444	3,099

TOTAL COMPREHENSIVE INCOME	$65,809	$53,138	$205,278	$126,510

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY –
DECEMBER 31, 2010	$260,458	$1,475,496	$1,133,748	$(48,023)	$2,821,679

Capital Contribution from Parent		100,000			100,000
Common Stock Dividends			(97,500)		(97,500)
Preferred Stock Dividends			(599)		(599)
Gain on Reacquired Preferred Stock		3			3
Subtotal – Common Shareholder's Equity					2,823,583

Net Income			123,411		123,411
Other Comprehensive Income				3,099	3,099
TOTAL COMMON SHAREHOLDER'S EQUITY –
SEPTEMBER 30, 2011	$260,458	$1,575,499	$1,159,060	$(44,924)	$2,950,093

TOTAL COMMON SHAREHOLDER'S EQUITY –
DECEMBER 31, 2011	$260,458	$1,573,752	$1,160,747	$(58,543)	$2,936,414

Common Stock Dividends			(135,000)		(135,000)
Subtotal – Common Shareholder's Equity					2,801,414

Net Income			200,834		200,834
Other Comprehensive Income				4,444	4,444
TOTAL COMMON SHAREHOLDER'S EQUITY –
SEPTEMBER 30, 2012	$260,458	$1,573,752	$1,226,581	$(54,099)	$3,006,692

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in thousands)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$1,575	$2,317
Advances to Affiliates	22,767	22,008
Accounts Receivable:
Customers	159,974	158,382
Affiliated Companies	70,043	136,194
Accrued Unbilled Revenues	48,717	68,427
Miscellaneous	458	5,505
Allowance for Uncollectible Accounts	(10,884)	(5,289)
Total Accounts Receivable	268,308	363,219
Fuel	187,181	143,931
Materials and Supplies	102,481	101,724
Risk Management Assets	31,227	39,645
Accrued Tax Benefits	18,170	7,715
Regulatory Asset for Under-Recovered Fuel Costs	88,713	41,105
Prepayments and Other Current Assets	19,682	21,745
TOTAL CURRENT ASSETS	740,104	743,409

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,577,549	5,194,967
Transmission	2,007,720	1,943,969
Distribution	2,937,648	2,845,405
Other Property, Plant and Equipment	381,235	357,326
Construction Work in Progress	283,775	565,841
Total Property, Plant and Equipment	11,187,927	10,907,508
Accumulated Depreciation and Amortization	3,162,532	2,994,016
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,025,395	7,913,492

OTHER NONCURRENT ASSETS
Regulatory Assets	1,416,426	1,481,193
Long-term Risk Management Assets	38,371	39,226
Deferred Charges and Other Noncurrent Assets	100,444	122,187
TOTAL OTHER NONCURRENT ASSETS	1,555,241	1,642,606

TOTAL ASSETS	$10,320,740	$10,299,507

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$117,574	$198,248
Accounts Payable:
General	189,323	186,612
Affiliated Companies	100,849	137,376
Long-term Debt Due Within One Year – Nonaffiliated	574,678	594,525
Risk Management Liabilities	18,326	26,606
Customer Deposits	63,459	61,690
Deferred Income Taxes	33,145	14,255
Accrued Taxes	55,075	63,422
Accrued Interest	67,110	57,230
Other Current Liabilities	105,825	105,646
TOTAL CURRENT LIABILITIES	1,325,364	1,445,610

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,127,605	3,131,726
Long-term Risk Management Liabilities	20,805	12,923
Deferred Income Taxes	1,802,416	1,736,180
Regulatory Liabilities and Deferred Investment Tax Credits	601,926	576,792
Employee Benefits and Pension Obligations	283,506	302,182
Deferred Credits and Other Noncurrent Liabilities	152,426	157,680
TOTAL NONCURRENT LIABILITIES	5,988,684	5,917,483

TOTAL LIABILITIES	7,314,048	7,363,093

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260,458	260,458
Paid-in Capital	1,573,752	1,573,752
Retained Earnings	1,226,581	1,160,747
Accumulated Other Comprehensive Income (Loss)	(54,099)	(58,543)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,006,692	2,936,414

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$10,320,740	$10,299,507

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$200,834	$123,411
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	252,188	205,492
Deferred Income Taxes	84,850	184,986
Carrying Costs Income	(17,202)	(17,560)
Deferral of Storm Costs	(57,638)	(16,977)
Allowance for Equity Funds Used During Construction	(960)	(4,546)
Mark-to-Market of Risk Management Contracts	10,284	13,161
Property Taxes	20,056	19,231
Fuel Over/Under-Recovery, Net	61,404	(20,603)
Change in Other Noncurrent Assets	(35,501)	11,121
Change in Other Noncurrent Liabilities	7,155	1,014
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	94,528	124,404
Fuel, Materials and Supplies	(44,007)	132,579
Accounts Payable	(27,443)	(72,682)
Accrued Taxes, Net	(709)	(54,214)
Other Current Assets	1,754	13,023
Other Current Liabilities	12,128	3,984
Net Cash Flows from Operating Activities	561,721	645,824

INVESTING ACTIVITIES
Construction Expenditures	(323,866)	(300,357)
Change in Advances to Affiliates, Net	(759)	(81,825)
Acquisitions of Assets	(171)	(302,217)
Other Investing Activities	8,051	11,885
Net Cash Flows Used for Investing Activities	(316,745)	(672,514)

FINANCING ACTIVITIES
Capital Contribution from Parent	-	100,000
Issuance of Long-term Debt – Nonaffiliated	339,396	640,027
Change in Advances from Affiliates, Net	(80,674)	(128,331)
Retirement of Long-term Debt – Nonaffiliated	(364,868)	(479,666)
Retirement of Cumulative Preferred Stock	-	(8)
Principal Payments for Capital Lease Obligations	(4,873)	(5,546)
Dividends Paid on Common Stock	(135,000)	(97,500)
Dividends Paid on Cumulative Preferred Stock	-	(599)
Other Financing Activities	301	31
Net Cash Flows from (Used for) Financing Activities	(245,718)	28,408

Net Increase (Decrease) in Cash and Cash Equivalents	(742)	1,718
Cash and Cash Equivalents at Beginning of Period	2,317	951
Cash and Cash Equivalents at End of Period	$1,575	$2,669

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$137,992	$145,969
Net Cash Paid (Received) for Income Taxes	10,870	(74,384)
Noncash Acquisitions Under Capital Leases	2,338	697
Government Grants Included in Accounts Receivable as of September 30,	-	137
Construction Expenditures Included in Current Liabilities as of September 30,	59,041	60,265

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to APCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to APCo.  The footnotes begin on page 150.

Footnote Reference

Significant Accounting Matters	Note 1
Rate Matters	Note 2
Commitments, Guarantees and Contingencies	Note 3
Acquisition and Impairments	Note 4
Benefit Plans	Note 5
Business Segments	Note 6
Derivatives and Hedging	Note 7
Fair Value Measurements	Note 8
Income Taxes	Note 9
Financing Activities	Note 10
Sustainable Cost Reductions	Note 11

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Indiana Base Rate Case

In September 2011, I&M filed a request with the IURC for a net annual increase in Indiana base rates of $149 million based upon a return on common equity of 11.15%.  The $149 million net annual increase reflects an increase in base rates of $178 million offset by proposed corresponding reductions of $13 million to the off-system sales sharing rider, $9 million to the PJM cost rider and $7 million to the clean coal technology rider rates.  The request included an increase in depreciation rates that would result in an increase of approximately $25 million in annual depreciation expense.  Included in the depreciation rates increase was a decrease in the average remaining life of Tanners Creek Plant to account for the change in the retirement date of Tanners Creek Plant, Units 1-3 from 2020 to 2014.  In May 2012, I&M filed rebuttal testimony which changed the retirement date for Tanners Creek Plant, Units 1-3 to 2015.

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

Michigan Capacity Rate

In April 2012, the FERC issued an order, effective October 2012, which sets I&M's capacity cost to be charged to alternative electric suppliers (AES) serving switching customers in I&M's Michigan service territory at $394/MW day unless a state compensation mechanism is approved by the MPSC.  In May 2012, the MPSC issued an order to initiate a proceeding to establish a cost of service state compensation mechanism for the capacity rate to be charged to AES.  In September 2012, the MPSC approved I&M’s filed cost of service proposal with a minor adjustment recommended by the MPSC staff.  Under Michigan law, switching is limited to 10% of I&M's Michigan load, which was achieved in June 2012, the second month of customer switching.

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

Nuclear Regulatory Commission

As a result of the nuclear plant situation in Japan following a March 2011 earthquake, the Nuclear Regulatory Commission (NRC) initiated a review of safety procedures and requirements for nuclear generating facilities.  As a result, the NRC issued orders and guidance that increase procedures and testing requirements, require physical modifications to the plant and will increase future operating costs at the Cook Plant.  Management anticipates that future cumulative compliance costs will range from $40 million to $50 million.  Approximately half of this estimate is expected to be capital.  The remainder will be operating expenses that generally is expected to be incurred over the plant’s life.

The NRC is also looking into the fuel used at eleven reactors, including the units at the Cook Plant.  Their concern relates to fuel temperatures if abnormal conditions are experienced.  Management continues to monitor this issue and responds to the NRC’s inquiry, as necessary. In addition to the review by the NRC, Congress could consider legislation increasing oversight of nuclear generating facilities.  Management is unable to predict the impact of potential future regulation of nuclear facilities.

Cook Plant Life Cycle Management Project

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project (LCM Project), which consists of a group of capital projects for Cook Plant Units 1 and 2.  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  In Indiana, I&M requested recovery of certain project costs, including interest, through a rider effective January 2013.  A hearing at the IURC is scheduled for January 2013.  In Michigan, I&M requested that the MPSC approve a Certificate of Need and authorize I&M to defer, on an interim basis, incremental depreciation and related property tax costs, including interest, along with study, analysis and development costs until the applicable LCM costs are included in I&M’s base rates.  As of September 30, 2012, I&M has incurred $109 million related to the LCM Project, including AFUDC.  Several intervenors filed testimony with various recommendations.  If I&M is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.  See “Cook Plant Life Cycle Management Project” section of Note 2.

Litigation and Environmental Issues

In the ordinary course of business, I&M is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 3 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies in the 2011 Annual Report.  Also, see Note 2 – Rate Matters and Note 3 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 150.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 207 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	1,652	1,657	4,438	4,662
Commercial	1,370	1,392	3,826	3,844
Industrial	1,887	1,920	5,684	5,635
Miscellaneous	16	14	54	52
Total Retail (a)	4,925	4,983	14,002	14,193

Wholesale	3,009	3,024	7,039	7,529

Total KWhs	7,934	8,007	21,041	21,722

(a) Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Actual - Heating (a)	19	15	1,803	2,635
Normal - Heating (b)	11	11	2,431	2,425

Actual - Cooling (c)	696	767	1,095	1,071
Normal - Cooling (b)	594	585	851	837

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Net Income
(in millions)

Third Quarter of 2011	$52

Changes in Gross Margin:
Retail Margins	3
FERC Municipals and Cooperatives	(3)
Off-system Sales	(4)
Transmission Revenues	(2)
Other Revenues	(5)
Total Change in Gross Margin	(11)

Changes in Expenses and Other:
Other Operation and Maintenance	(2)
Depreciation and Amortization	(5)
Taxes Other Than Income Taxes	(2)
Other Income	(2)
Interest Expense	(2)
Total Change in Expenses and Other	(13)

Income Tax Expense	11

Third Quarter of 2012	$39

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $3 million primarily due to the following:
•
An $8 million increase due to customer credits issued in 2011 for a settlement relating to the Cook Plant Unit 1 (Unit 1) fire outage.  This increase was offset by an increase in Other Operation and Maintenance expenses as discussed below.

• A $3 million increase in rate recovery primarily due to higher PJM rider revenue. The increase in PJM revenues is offset by a corresponding increase in Other Operation and Maintenance expenses below.
These increases were offset by:
•
An $11 million decrease in capacity settlement revenues under the Interconnection Agreement, net of sharing with customers in Michigan.  This decrease was primarily a result of a mild winter in 2012 and its impact on APCo’s winter peak.

•	Margins from FERC Municipals and Cooperatives decreased $3 million primarily due to an annual rate adjustment to actual costs.
•	Margins from Off-system Sales decreased $4 million primarily due to lower market prices and reduced physical sales volumes.
•	Other Revenues decreased $5 million primarily due to decreased I&M’s River Transportation Division (RTD) revenues from barging activities as a result of the 2012 drought’s impact on river conditions.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $2 million primarily due to the following:
	•	An $8 million increase in steam power expenses related to credits issued in 2011 associated with the Unit 1 fire outage. This increase was offset by an increase in Retail Margins as discussed above.
	•	A $6 million increase associated with the favorable resolution of a contingency in 2011.
	•	A $5 million increase in storm restoration expenses.
These increases were partially offset by:
	•	A $6 million decrease in RTD expenses from barging activities. The decrease in RTD expense was offset by a corresponding decrease in Other Revenues from barging activities as discussed above.
	•	A $5 million decrease in maintenance costs due to the 2011 Cook Plant outage.
	•	A $5 million decrease in distribution and transmission maintenance expenses primarily due to decreased overhead line expenses.
•
Depreciation and Amortization expenses increased $5 million primarily due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant’s estimated life as approved in the Michigan base case settlement effective April 2012.  The majority of the increase in depreciation for Tanners Creek Plant’s life is offset within Gross Margin.

•
Income Tax Expense decreased $11 million primarily due to a decrease in pretax book income and other book/tax differences which are accounted for on a flow through basis partially offset by the regulatory accounting treatment of state income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Net Income
(in millions)

Nine Months Ended September 30, 2011	$129

Changes in Gross Margin:
Retail Margins	(16)
FERC Municipals and Cooperatives	(6)
Off-system Sales	(12)
Total Change in Gross Margin	(34)

Changes in Expenses and Other:
Other Operation and Maintenance	3
Depreciation and Amortization	(9)
Other Income	(2)
Interest Expense	(3)
Total Change in Expenses and Other	(11)

Income Tax Expense	24

Nine Months Ended September 30, 2012	$108

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $16 million primarily due to the following:
•
A $41 million decrease in capacity settlement revenues under the Interconnection Agreement, net of sharing with customers in Michigan.  This decrease was primarily a result of a mild winter in 2012 and its impact on APCo’s winter peak.

• A $10 million decrease in weather-related usage primarily due to a 32% decrease in heating degree days.
These decreases were partially offset by:
•
A $22 million increase in rate recovery primarily due to higher PJM rider revenue, Michigan base rate increases and higher Indiana Demand Side Management (DSM) revenue.  These increases are offset by a corresponding increase in other expense items as discussed below.

•
A $14 million increase due to customer credits issued in 2011 for a settlement relating to the Unit 1 fire outage.  This increase was offset by an increase in Other Operation and Maintenance expenses as discussed below.

•	Margins from FERC Municipals and Cooperatives decreased $6 million primarily due to the following:
• A $13 million decrease due to an annual rate adjustment to actual costs.
This decrease was partially offset by:
• A $7 million increase due to favorable fuel adjustments.
•	Margins from Off-system Sales decreased $12 million primarily due to lower market prices, reduced physical sales volumes and lower trading and marketing margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $3 million primarily due to the following:
	•	A $13 million decrease primarily due to maintenance outages at the Tanners Creek and Rockport plants in 2011.
	•	A $7 million decrease in distribution operation and maintenance expenses primarily due to decreased overhead line expenses.
	•	A $4 million decrease in RTD expenses from barging activities. The decrease in RTD expense was partially offset by a corresponding decrease in Other Revenues from barging activities.
	•	A $3 million decrease in transmission maintenance expenses.
These decreases were partially offset by:
•
A $14 million increase in steam power expenses related to credits issued in 2011 associated with the Unit 1 fire outage.  This increase was offset by a corresponding increase in Retail Margins as discussed above.

	•	A $6 million increase associated with the favorable resolution of a contingency in 2011.
	•	A $4 million increase in storm restoration expenses.
	•	A $3 million increase in customer service costs primarily due to higher DSM expenses. The increase in DSM expenses was offset by a corresponding increase in Retail Margins as discussed above.
•
Depreciation and Amortization expenses increased $9 million primarily due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant’s estimated life as approved in the Michigan base case settlement effective April 2012.  The majority of the increase in depreciation for Tanners Creek Plant’s life is offset within Gross Margin.

•
Income Tax Expense decreased $24 million primarily due to a decrease in pretax book income, other book/tax differences which are accounted for on a flow through basis, the regulatory accounting treatment of state income taxes and federal income tax adjustments recorded in 2011 related to prior year tax returns.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 207 for a discussion of accounting pronouncements.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Electric Generation, Transmission and Distribution	$499,078	$494,860	$1,371,070	$1,371,349
Sales to AEP Affiliates	71,324	83,417	192,967	229,187
Other Revenues - Affiliated	27,034	29,230	86,797	81,694
Other Revenues - Nonaffiliated	768	3,725	4,453	10,972
TOTAL REVENUES	598,204	611,232	1,655,287	1,693,202

EXPENSES
Fuel and Other Consumables Used for Electric Generation	137,960	135,927	347,045	359,311
Purchased Electricity for Resale	23,399	25,671	88,797	86,759
Purchased Electricity from AEP Affiliates	110,891	112,416	281,032	274,967
Other Operation	141,728	133,327	411,218	399,384
Maintenance	44,308	50,341	133,817	148,877
Depreciation and Amortization	37,734	33,214	109,273	100,564
Taxes Other Than Income Taxes	21,698	19,984	62,491	62,643
TOTAL EXPENSES	517,718	510,880	1,433,673	1,432,505

OPERATING INCOME	80,486	100,352	221,614	260,697

Other Income (Expense):
Other Income	2,049	3,944	9,159	11,306
Interest Expense	(26,307)	(24,056)	(76,733)	(73,440)

INCOME BEFORE INCOME TAX EXPENSE	56,228	80,240	154,040	198,563

Income Tax Expense	16,974	28,538	45,755	70,048

NET INCOME	39,254	51,702	108,285	128,515

Preferred Stock Dividend Requirements	-	85	-	255

EARNINGS ATTRIBUTABLE TO COMMON STOCK	$39,254	$51,617	$108,285	$128,260

The common stock of I&M is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$39,254	$51,702	$108,285	$128,515

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $217 and $2,633 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $2,897 and $2,063 for the
Nine Months Ended September 30, 2012 and 2011, Respectively	(404)	(4,891)	(5,381)	(3,832)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $150
and $128 for the Three Months Ended September 30, 2012 and 2011,
Respectively, and $450 and $383 for the Nine Months Ended September 30,
2012 and 2011, Respectively	278	238	835	711

TOTAL OTHER COMPREHENSIVE LOSS	(126)	(4,653)	(4,546)	(3,121)

TOTAL COMPREHENSIVE INCOME	$39,128	$47,049	$103,739	$125,394

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2010	$56,584	$981,294	$677,360	$(20,889)	$1,694,349

Common Stock Dividends			(56,250)		(56,250)
Preferred Stock Dividends			(255)		(255)
Subtotal – Common Shareholder's Equity					1,637,844

Net Income			128,515		128,515
Other Comprehensive Loss				(3,121)	(3,121)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2011	$56,584	$981,294	$749,370	$(24,010)	$1,763,238

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$56,584	$980,896	$751,721	$(28,221)	$1,760,980

Common Stock Dividends			(50,000)		(50,000)
Subtotal – Common Shareholder's Equity					1,710,980

Net Income			108,285		108,285
Other Comprehensive Loss				(4,546)	(4,546)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$56,584	$980,896	$810,006	$(32,767)	$1,814,719

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in thousands)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$767	$1,020
Advances to Affiliates	284,768	95,714
Accounts Receivable:
Customers	63,685	72,461
Affiliated Companies	76,472	90,980
Accrued Unbilled Revenues	20,229	14,780
Miscellaneous	13,488	22,685
Allowance for Uncollectible Accounts	(133)	(1,750)
Total Accounts Receivable	173,741	199,156
Fuel	53,587	52,979
Materials and Supplies	165,284	175,924
Risk Management Assets	28,502	32,152
Accrued Tax Benefits	11,413	38,425
Deferred Cook Plant Fire Costs	64,448	63,809
Prepayments and Other Current Assets	60,657	35,395
TOTAL CURRENT ASSETS	843,167	694,574

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,929,486	3,932,472
Transmission	1,272,008	1,224,786
Distribution	1,527,157	1,481,608
Other Property, Plant and Equipment (Including Nuclear Fuel and Coal Mining)	683,879	709,558
Construction Work in Progress	237,109	236,096
Total Property, Plant and Equipment	7,649,639	7,584,520
Accumulated Depreciation, Depletion and Amortization	3,224,298	3,179,920
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,425,341	4,404,600

OTHER NONCURRENT ASSETS
Regulatory Assets	581,048	602,979
Spent Nuclear Fuel and Decommissioning Trusts	1,699,691	1,591,732
Long-term Risk Management Assets	26,304	29,362
Deferred Charges and Other Noncurrent Assets	95,026	69,309
TOTAL OTHER NONCURRENT ASSETS	2,402,069	2,293,382

TOTAL ASSETS	$7,670,577	$7,392,556

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2012 and December 31, 2011
(dollars in thousands)
(Unaudited)

	2012	2011
CURRENT LIABILITIES
Accounts Payable:
General	$95,611	$113,063
Affiliated Companies	65,865	81,102
Long-term Debt Due Within One Year – Nonaffiliated
(September 30, 2012 and December 31, 2011 Amounts Include $126,570 and
$101,620, Respectively, Related to DCC Fuel)	304,694	279,075
Risk Management Liabilities	33,188	16,980
Customer Deposits	30,570	30,696
Accrued Taxes	43,963	65,233
Accrued Interest	22,372	27,798
Other Current Liabilities	154,827	117,879
TOTAL CURRENT LIABILITIES	751,090	731,826

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,804,936	1,778,600
Long-term Risk Management Liabilities	14,829	18,871
Deferred Income Taxes	983,791	925,712
Regulatory Liabilities and Deferred Investment Tax Credits	974,541	875,202
Asset Retirement Obligations	1,052,773	1,013,122
Deferred Credits and Other Noncurrent Liabilities	273,898	288,243
TOTAL NONCURRENT LIABILITIES	5,104,768	4,899,750

TOTAL LIABILITIES	5,855,858	5,631,576

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56,584	56,584
Paid-in Capital	980,896	980,896
Retained Earnings	810,006	751,721
Accumulated Other Comprehensive Income (Loss)	(32,767)	(28,221)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,814,719	1,760,980

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$7,670,577	$7,392,556

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$108,285	$128,515
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	109,273	100,564
Deferred Income Taxes	46,365	71,121
Amortization of Incremental Nuclear Refueling Outage Expenses, Net	2,598	13,544
Allowance for Equity Funds Used During Construction	(6,931)	(11,790)
Mark-to-Market of Risk Management Contracts	9,882	9,014
Amortization of Nuclear Fuel	100,435	107,801
Fuel Over/Under-Recovery, Net	2,867	(4,676)
Change in Other Noncurrent Assets	14,214	15,975
Change in Other Noncurrent Liabilities	46,263	24,603
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	25,415	78,062
Fuel, Materials and Supplies	7,315	40,476
Accounts Payable	(75,799)	(50,265)
Accrued Taxes, Net	7,398	74,510
Other Current Assets	(3,368)	2,924
Other Current Liabilities	39,541	24,264
Net Cash Flows from Operating Activities	433,753	624,642

INVESTING ACTIVITIES
Construction Expenditures	(212,006)	(224,749)
Change in Advances to Affiliates, Net	(189,054)	(134,004)
Purchases of Investment Securities	(744,131)	(870,769)
Sales of Investment Securities	698,567	825,689
Acquisitions of Nuclear Fuel	(12,545)	(103,970)
Other Investing Activities	29,714	35,583
Net Cash Flows Used for Investing Activities	(429,455)	(472,220)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	128,228	76,414
Change in Advances from Affiliates, Net	-	(42,769)
Retirement of Long-term Debt – Nonaffiliated	(78,062)	(122,469)
Principal Payments for Capital Lease Obligations	(4,929)	(6,353)
Dividends Paid on Common Stock	(50,000)	(56,250)
Dividends Paid on Cumulative Preferred Stock	-	(255)
Other Financing Activities	212	53
Net Cash Flows Used for Financing Activities	(4,551)	(151,629)

Net Increase (Decrease) in Cash and Cash Equivalents	(253)	793
Cash and Cash Equivalents at Beginning of Period	1,020	361
Cash and Cash Equivalents at End of Period	$767	$1,154

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$79,158	$76,390
Net Cash Paid (Received) for Income Taxes	(29,089)	(96,339)
Noncash Acquisitions Under Capital Leases	4,993	2,492
Construction Expenditures Included in Current Liabilities as of September 30,	43,334	28,132
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	42,957	46
Noncash Increase in Long-term Debt Through the Fort Wayne Lease Settlement	-	26,802
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	28,057	-

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to I&M’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to I&M.  The footnotes begin on page 150.

Footnote Reference

Significant Accounting Matters	Note 1
Rate Matters	Note 2
Commitments, Guarantees and Contingencies	Note 3
Benefit Plans	Note 5
Business Segments	Note 6
Derivatives and Hedging	Note 7
Fair Value Measurements	Note 8
Income Taxes	Note 9
Financing Activities	Note 10
Sustainable Cost Reductions	Note 11

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

June 2012 – May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP through May 2015.  The ESP allowed the continuation of the fuel adjustment clause and established a non-bypassable Distribution Investment Rider (DIR) effective September 2012 through May 2015 to recover, with certain caps, post-August 2010 distribution investment.  The DIR is capped at $86 million in 2012, $104 million in 2013, $124 million in 2014 and $52 million for the period January through May 2015, for a total of $366 million.  The ESP also maintained recovery of several previous ESP riders and required OPCo to contribute $2 million per year during the ESP to the Ohio Growth Fund.  In addition, the ESP approved a storm damage recovery mechanism which allowed OPCo to defer the majority of the incremental distribution operation and maintenance costs from 2012 storms.

Finally, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the standard service offer (SSO) load with delivery beginning six months after the receipt of ESP and corporate separation orders and extending through December 2014.  The PUCO also ordered OPCo to conduct an energy-only auction for a total of 60% of the SSO load with delivery beginning June 2014 through May 2015.  In addition, the PUCO ordered OPCo to conduct an energy-only auction for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  Starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load.  In September 2012, OPCo and intervenors filed applications with the PUCO for rehearing.  Rehearing of this order is pending at the PUCO.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers to the extent that the total incurred capacity costs do not exceed $188.88/MW day.  The RPM price is approximately $20/MW day through May 2013.  Several parties, including OPCo, requested rehearing of the July 2012 PUCO order, which was upheld by the PUCO in October 2012.  In the August 2012 PUCO order which adopted and modified the new ESP, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR is intended to provide $508 million over the ESP period and will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the deferred capacity costs.  In August 2012, the Industrial Energy Users-Ohio (IEU) filed a claim before the Supreme Court of Ohio stating, among other things, that OPCo’s recovery of its capacity costs is illegal.  OPCo and the PUCO filed motions to dismiss IEU’s claim.  If OPCo is ultimately not permitted to fully collect its deferred capacity costs and ESP rates, including the RSR, it would reduce future net income and cash flows and impact financial condition.  See “Ohio Electric Security Plan Filing” section of Note 2.

Ohio Customer Choice

In OPCo’s service territory, various CRES providers are targeting retail customers by offering alternative generation service.  As a result, in comparison to the third quarter of 2011 and the first nine months of 2011, OPCo lost approximately $74 million and $186 million, respectively, of gross margin.  This reduction in gross margin is partially offset by (a) collection of capacity revenues from CRES providers, (b) off-system sales, (c) deferral of unrecovered capacity costs and (d) Retail Stability Rider collections from retail distribution customers.  As of September 30, 2012, approximately 42% of OPCo’s load had switched to CRES providers and approximately 6% of OPCo’s load had formally initiated the switching process to a CRES provider for a total of 48%.

Securitization of Regulatory Assets

In August 2012, OPCo filed an application with the PUCO requesting securitization of the Deferred Asset Recovery Rider (DARR) balance.  As of September 30, 2012, OPCo’s DARR balance was $296 million, including $139 million of unrecognized equity carrying costs.  Currently, the DARR is being recovered through 2018 by a non-bypassable rider.

Significantly Excessive Earnings Test

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  In May 2011, the Industrial Energy Users-Ohio and the Ohio Energy Group filed appeals with the Supreme Court of Ohio challenging the PUCO’s SEET decision.  In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  Subsequent testimony and legal briefs from intervenors recommended refunds for a portion of 2010 earnings.  OPCo is required to file its 2011 SEET filing with the PUCO in 2012 on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s request to file the 2011 SEET one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo.  See “Ohio Electric Security Plan Filing” section of Note 2.

Ohio Distribution Base Rate Case

In December 2011, a stipulation was approved by the PUCO which provided for no change in distribution rates and a new rider for a $15 million annual credit to residential ratepayers due principally to the inclusion of the rate base distribution investment in the Distribution Investment Rider (DIR) as approved by the modified stipulation in the ESP proceeding.  Since the February 2012 PUCO order rejected the ESP modified stipulation, collection of the DIR terminated.  In August 2012, the PUCO approved a new DIR as filed in the ESP proceeding.  See the “2011 Ohio Distribution Base Rate Case” section of Note 2.

Special Rate Mechanism for Ormet

In October 2012, the PUCO issued an order approving a delayed payment plan for Ormet of its October and November 2012 power billings in equal monthly installment payments over the period January 2014 to May 2015 without interest.  In the event Ormet, a large industrial customer in Ohio, does not pay the deferred billings, the PUCO permitted OPCo to recover the unpaid balance up to $20 million in future rates.  To the extent unpaid deferred billings exceed $20 million, it will reduce future net income and cash flows.

Litigation and Environmental Issues

In the ordinary course of business, OPCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 3 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies in the 2011 Annual Report.  Also, see Note 2 – Rate Matters and Note 3 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 150.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 207 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	4,198	4,166	11,079	11,758
Commercial	3,907	3,914	10,725	10,815
Industrial	4,463	4,840	13,982	14,195
Miscellaneous	27	28	85	91
Total Retail (a)	12,595	12,948	35,871	36,859

Wholesale	4,173	3,743	9,477	9,424

Total KWhs	16,768	16,691	45,348	46,283

(a) Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Actual - Heating (a)	9	7	1,553	2,241
Normal - Heating (b)	8	8	2,121	2,109

Actual - Cooling (c)	807	783	1,235	1,107
Normal - Cooling (b)	662	653	934	921

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Net Income
(in millions)

Third Quarter of 2011	$128

Changes in Gross Margin:
Retail Margins	(61)
Off-system Sales	(10)
Transmission Revenues	12
Total Change in Gross Margin	(59)

Changes in Expenses and Other:
Other Operation and Maintenance	20
Asset Impairments and Other Related Charges	90
Depreciation and Amortization	20
Taxes Other Than Income Taxes	(2)
Carrying Costs Income	(14)
Other Income	(4)
Interest Expense	3
Total Change in Expenses and Other	113

Income Tax Expense	(30)

Third Quarter of 2012	$152

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $61 million primarily due to the following:
•
An $80 million decrease attributable to customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

•
A $33 million decrease in capacity settlement revenues under the Interconnection Agreement.  This decrease was primarily as a result of a mild winter in 2012 and its impact on APCo’s winter peak, APCo’s completion of the Dresden Plant in January 2012 and the removal of Sporn Unit 5 from the Interconnection Agreement in September 2011.

•
A $10 million net decrease in regulated revenue due to the elimination of POLR charges, effective June 2011, partially offset by the third quarter 2011 provision for refund of POLR charges.  The refund provision was recorded as a result of the October 2011 PUCO remand order.

These decreases were partially offset by:
•
A $44 million increase in revenues associated with the Retail Stability Rider, Deferred Asset Recovery Rider and Distribution Investment Recovery Rider.  The majority of these increases have corresponding increases in other expense items below.

• A $13 million decrease in recoverable PJM expenses.
•
Margins from Off-system Sales decreased $10 million primarily due to lower market prices, reduced physical sales volumes and lower trading and marketing margins, partially offset by higher PJM capacity revenues.

•
Transmission Revenues increased $12 million primarily due to increased transmission revenues from customers who have switched to alternative CRES providers.  The increase in transmission revenues related to CRES providers partially offsets lost revenues included in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $20 million primarily due to the following:
	•	A $9 million decrease in plant maintenance expenses at various plants.
	•	A $9 million decrease due to the third quarter 2011 write-off of allocated Front-End Engineering and Design (FEED) study costs related to the Mountaineer Carbon Capture Project.
	•	A $3 million decrease due to the deferral of capacity-related costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
These decreases were partially offset by:
	•	A $6 million increase related to the third quarter 2012 recording of an obligation to contribute to Ohio Growth Fund as approved by the PUCO in August 2012.
•	Asset Impairments and Other Related Charges decreased $90 million due to the third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.
•	Depreciation and Amortization expenses decreased $20 million primarily due to the following:
•
A $21 million decrease due to the amortization of debt and equity carrying costs on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity amortization was offset by amounts recognized in Carrying Costs Income as discussed below.

	•	A $10 million decrease due to an amortization adjustment approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.
	•	A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
	•	A $3 million decrease in depreciation due to the third quarter 2011 plant impairment of Sporn Unit 5.
These decreases were partially offset by:
	•	A $17 million increase due to shortened depreciable lives for certain generating plants effective December 2011.
•
A $4 million increase in amortization of the Deferred Asset Recovery Rider assets as approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.  This increase in amortization is offset within Gross Margin.

•
Carrying Costs Income decreased $14 million primarily due to the recognition of equity carrying costs income on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity carrying costs income was offset by amounts in Depreciation and Amortization discussed above.

•	Other Income decreased $4 million primarily due to interest income recorded in the third quarter of 2011 for favorable adjustments related to the 2001-2006 federal income tax audit.
•	Interest Expense decreased $3 million as a result of a net increase in capitalized interest.
•	Income Tax Expense increased $30 million primarily due to an increase in pretax book income and state income tax adjustments related to prior year tax returns.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Net Income
(in millions)

Nine Months Ended September 30, 2011	$437

Changes in Gross Margin:
Retail Margins	(247)
Off-system Sales	8
Transmission Revenues	29
Other Revenues	2
Total Change in Gross Margin	(208)

Changes in Expenses and Other:
Other Operation and Maintenance	99
Asset Impairments and Other Related Charges	90
Depreciation and Amortization	11
Taxes Other Than Income Taxes	(5)
Carrying Costs Income	(28)
Other Income	(4)
Interest Expense	9
Total Change in Expenses and Other	172

Income Tax Expense	3

Nine Months Ended September 30, 2012	$404

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $247 million primarily due to the following:
•
A $204 million decrease attributable to customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

•
A $121 million decrease in capacity settlement revenues under the Interconnection Agreement.  This decrease was primarily as a result of a mild winter in 2012 and its impact on APCo’s winter peak, APCo’s completion of the Dresden Plant in January 2012 and the removal of Sporn Unit 5 from the Interconnection Agreement in September 2011.

•
An $81 million net decrease in regulated revenue due to the elimination of POLR charges, effective June 2011, partially offset by the third quarter 2011 provision for refund of POLR charges.  The refund provision was recorded as a result of the October 2011 PUCO remand order.

	•	A $14 million decrease in weather-related usage primarily due to a 31% decrease in heating degree days.
These decreases were partially offset by:
•
A $94 million increase in revenues associated with the Retail Stability Rider, Deferred Asset Recovery Rider and Distribution Investment Recovery Rider.  The majority of these increases have corresponding increases in other expense items below.

	•	A $35 million increase due to the second quarter 2012 partial reversal of a 2011 fuel provision based on an April 2012 PUCO order related to the 2009 FAC audit.
	•	A $30 million decrease in recoverable PJM expenses.
	•	A $14 million increase due to higher sales to Buckeye Power, Inc. to provide backup energy under the Cardinal Station Agreement.
•
Margins from Off-system Sales increased $8 million primarily due to higher PJM capacity revenues, partially offset by lower market prices, reduced physical sales volumes and lower trading and marketing margins.

•
Transmission Revenues increased $29 million primarily due to increased transmission revenues from customers who have switched to alternative CRES providers.  The increase in transmission revenues related to CRES providers offsets lost revenues included in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $99 million primarily due to the following:
	•	A $49 million decrease in plant maintenance expenses at various plants.
•
A $30 million net decrease related to the reversal of an obligation to contribute to Partnership with Ohio and Ohio Growth Fund as a result of the PUCO's February 2012 rejection of the Ohio modified stipulation and the PUCO's August 2012 approval of the June 2012-May 2015 ESP.

	•	A $9 million decrease due to the third quarter 2011 write-off of allocated FEED study costs related to the Mountaineer Carbon Capture Project.
	•	A $7 million decrease in employee-related expenses.
	•	A $3 million decrease as a result of a legal proceeding recorded in second quarter 2011.
	•	A $3 million decrease due to the deferral of capacity-related costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
These decreases were partially offset by:
	•	An $11 million gain from the sale of land in January 2011.
	•	A $7 million increase in advertising expenses.
	•	A $4 million increase due to expenses related to the 2012 sustainable cost reductions.
•	Asset Impairments and Other Related Charges decreased $90 million due to the third quarter 2011 plant impairments of Sporn Unit 5 and the FGD project at Muskingum River Unit 5.
•	Depreciation and Amortization expenses decreased $11 million primarily due to the following:
	•	A $29 million decrease due to an amortization adjustment approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.
•
A $21 million decrease due to the amortization of debt and equity carrying costs on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity amortization was offset by amounts recognized in Carrying Costs Income as discussed below.

	•	A $13 million decrease in depreciation due to the third quarter 2011 plant impairment of Sporn Unit 5.
	•	A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of OPCo's capacity rate proceeding.
These decreases were partially offset by:
	•	A $49 million increase due to shortened depreciable lives for certain generating plants effective December 2011.
•
A $9 million increase in amortization of the Deferred Asset Recovery Rider assets as approved by the PUCO in the 2011 Ohio Distribution Base Rate Case effective January 2012.  This increase in amortization is offset within Gross Margin.

•	Taxes Other Than Income Taxes increased $5 million primarily due to increased capital investments and increased tax rates.
•	Carrying Costs Income decreased $28 million primarily due to the following:
•
An $11 million decrease due to the recognition of equity carrying costs income on deferred fuel as a result of the October 2011 PUCO remand order which allowed the POLR refund to be applied against any deferred fuel balances.  The equity carrying costs income was offset by amounts in Depreciation and Amortization discussed above.

•
A $5 million reduction in debt carrying charges associated with the 2008 coal contract settlement for the period January 2009 through March 2012 as ordered by the PUCO in April 2012 related to the 2009 FAC audit.

	•	A $5 million decrease due to line extension carrying charges recorded in 2011.
•	Interest Expense decreased $9 million as a result of a net increase in capitalized interest and the reversal of interest accruals related to federal tax reserve positions.
•
Income Tax Expense decreased $3 million primarily due to a decrease in pretax book income partially offset by other book/tax differences which are accounted for on a flow through basis and state and federal income tax adjustments related to prior year tax returns.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 207 for a discussion of accounting pronouncements.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Electric Generation, Transmission and Distribution	$1,114,339	$1,241,423	$3,084,657	$3,413,128
Sales to AEP Affiliates	229,879	285,010	584,197	773,169
Other Revenues - Affiliated	10,207	9,066	27,297	20,591
Other Revenues - Nonaffiliated	5,391	4,732	14,638	13,091
TOTAL REVENUES	1,359,816	1,540,231	3,710,789	4,219,979

EXPENSES
Fuel and Other Consumables Used for Electric Generation	426,989	479,938	1,095,276	1,228,067
Purchased Electricity for Resale	46,146	65,834	156,384	203,231
Purchased Electricity from AEP Affiliates	109,453	157,776	279,954	402,121
Other Operation	189,566	202,272	481,994	532,224
Maintenance	73,024	80,587	227,643	276,029
Asset Impairments and Other Related Charges	-	89,824	-	89,824
Depreciation and Amortization	130,026	149,626	401,465	412,736
Taxes Other Than Income Taxes	105,503	103,921	309,341	304,364
TOTAL EXPENSES	1,080,707	1,329,778	2,952,057	3,448,596

OPERATING INCOME	279,109	210,453	758,732	771,383

Other Income (Expense):
Interest Income	425	4,167	1,868	5,062
Carrying Costs Income	7,132	21,586	14,401	42,164
Allowance for Equity Funds Used During Construction	998	1,413	3,036	4,124
Interest Expense	(53,576)	(56,677)	(160,984)	(170,328)

INCOME BEFORE INCOME TAX EXPENSE	234,088	180,942	617,053	652,405

Income Tax Expense	82,578	52,603	213,290	215,902

NET INCOME	151,510	128,339	403,763	436,503

Preferred Stock Dividend Requirements Including
Capital Stock Expense	-	208	-	624

EARNINGS ATTRIBUTABLE TO COMMON STOCK	$151,510	$128,131	$403,763	$435,879

The common stock of OPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$151,510	$128,339	$403,763	$436,503

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $956 and $648 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $111 and $368 for the Nine
Months Ended September 30, 2012 and 2011, Respectively	1,776	(1,204)	205	(683)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $1,745
and $1,577 for the Three Months Ended September 30, 2012 and 2011,
Respectively, and $5,234 and $4,421 for the Nine Months Ended
September 30, 2012 and 2011, Respectively	3,240	2,929	9,721	8,210

TOTAL OTHER COMPREHENSIVE INCOME	5,016	1,725	9,926	7,527

TOTAL COMPREHENSIVE INCOME	$156,526	$130,064	$413,689	$444,030

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2010	$321,201	$1,744,991	$2,768,602	$(180,155)	$4,654,639

Common Stock Dividends			(487,500)		(487,500)
Preferred Stock Dividends			(549)		(549)
Capital Stock Expense		75	(75)		-
Subtotal – Common Shareholder's Equity					4,166,590

Net Income			436,503		436,503
Other Comprehensive Income				7,527	7,527
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2011	$321,201	$1,745,066	$2,716,981	$(172,628)	$4,610,620

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$321,201	$1,744,099	$2,582,600	$(197,722)	$4,450,178

Common Stock Dividends			(225,000)		(225,000)
Subtotal – Common Shareholder's Equity					4,225,178

Net Income			403,763		403,763
Other Comprehensive Income				9,926	9,926
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$321,201	$1,744,099	$2,761,363	$(187,796)	$4,638,867

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in thousands)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$1,930	$2,095
Advances to Affiliates	124,606	219,458
Accounts Receivable:
Customers	103,211	146,432
Affiliated Companies	150,978	162,830
Accrued Unbilled Revenues	51,967	19,012
Miscellaneous	6,391	16,994
Allowance for Uncollectible Accounts	(26)	(3,563)
Total Accounts Receivable	312,521	341,705
Fuel	325,330	262,886
Materials and Supplies	187,899	201,325
Risk Management Assets	44,704	54,293
Accrued Tax Benefits	1,512	11,975
Prepayments and Other Current Assets	33,276	41,560
TOTAL CURRENT ASSETS	1,031,778	1,135,297

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	9,608,241	9,502,614
Transmission	1,986,600	1,948,329
Distribution	3,690,824	3,545,574
Other Property, Plant and Equipment	585,349	546,642
Construction Work in Progress	318,092	354,465
Total Property, Plant and Equipment	16,189,106	15,897,624
Accumulated Depreciation and Amortization	5,894,263	5,742,561
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,294,843	10,155,063

OTHER NONCURRENT ASSETS
Regulatory Assets	1,455,396	1,370,504
Long-term Risk Management Assets	54,327	53,614
Deferred Charges and Other Noncurrent Assets	140,166	309,775
TOTAL OTHER NONCURRENT ASSETS	1,649,889	1,733,893

TOTAL ASSETS	$12,976,510	$13,024,253

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$233,017	$293,730
Affiliated Companies	101,268	183,898
Long-term Debt Due Within One Year – Nonaffiliated	856,000	244,500
Risk Management Liabilities	26,658	36,561
Accrued Taxes	249,301	450,570
Accrued Interest	66,973	66,441
Other Current Liabilities	267,814	238,275
TOTAL CURRENT LIABILITIES	1,801,031	1,513,975

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,804,242	3,609,648
Long-term Debt – Affiliated	200,000	200,000
Long-term Risk Management Liabilities	29,513	17,890
Deferred Income Taxes	2,398,292	2,245,380
Regulatory Liabilities and Deferred Investment Tax Credits	475,437	301,124
Employee Benefits and Pension Obligations	299,560	335,029
Deferred Credits and Other Noncurrent Liabilities	329,568	351,029
TOTAL NONCURRENT LIABILITIES	6,536,612	7,060,100

TOTAL LIABILITIES	8,337,643	8,574,075

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321,201	321,201
Paid-in Capital	1,744,099	1,744,099
Retained Earnings	2,761,363	2,582,600
Accumulated Other Comprehensive Income (Loss)	(187,796)	(197,722)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,638,867	4,450,178

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,976,510	$13,024,253

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$403,763	$436,503
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	401,465	412,736
Deferred Income Taxes	126,009	117,803
Asset Impairments and Other Related Charges	-	89,824
Carrying Costs Income	(14,401)	(42,164)
Allowance for Equity Funds Used During Construction	(3,036)	(4,124)
Mark-to-Market of Risk Management Contracts	12,420	14,548
Property Taxes	164,496	160,466
Fuel Over/Under-Recovery, Net	4,766	(41,989)
Change in Other Noncurrent Assets	(77,310)	(60,179)
Change in Other Noncurrent Liabilities	(11,019)	19,110
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	29,255	126,873
Fuel, Materials and Supplies	(46,712)	129,232
Accounts Payable	(135,419)	(77,427)
Accrued Taxes, Net	(161,613)	(197,378)
Other Current Assets	2,599	12,711
Other Current Liabilities	(3,639)	(28,093)
Net Cash Flows from Operating Activities	691,624	1,068,452

INVESTING ACTIVITIES
Construction Expenditures	(374,417)	(299,854)
Change in Advances to Affiliates, Net	94,852	(225,426)
Acquisitions of Assets	(116)	(1,734)
Proceeds from Sales of Assets	6,226	47,075
Other Investing Activities	8,642	26,013
Net Cash Flows Used for Investing Activities	(264,813)	(453,926)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	-	49,757
Retirement of Long-term Debt – Nonaffiliated	(194,500)	(165,000)
Retirement of Cumulative Preferred Stock	-	(2)
Principal Payments for Capital Lease Obligations	(7,678)	(8,956)
Dividends Paid on Common Stock	(225,000)	(487,500)
Dividends Paid on Cumulative Preferred Stock	-	(549)
Other Financing Activities	202	18
Net Cash Flows Used for Financing Activities	(426,976)	(612,232)

Net Increase (Decrease) in Cash and Cash Equivalents	(165)	2,294
Cash and Cash Equivalents at Beginning of Period	2,095	949
Cash and Cash Equivalents at End of Period	$1,930	$3,243

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$157,944	$165,600
Net Cash Paid for Income Taxes	33,400	103,310
Noncash Acquisitions Under Capital Leases	5,658	2,198
Government Grants Included in Accounts Receivable as of September 30,	585	1,539
Construction Expenditures Included in Current Liabilities as of September 30,	56,357	46,138

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

OHIO POWER COMPANY CONSOLIDATED
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to OPCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to OPCo.  The footnotes begin on page 150.

Footnote Reference

Significant Accounting Matters	Note 1
Rate Matters	Note 2
Commitments, Guarantees and Contingencies	Note 3
Acquisition and Impairments	Note 4
Benefit Plans	Note 5
Business Segments	Note 6
Derivatives and Hedging	Note 7
Fair Value Measurements	Note 8
Income Taxes	Note 9
Financing Activities	Note 10
Sustainable Cost Reductions	Note 11

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Litigation and Environmental Issues

In the ordinary course of business, PSO is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 3 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies in the 2011 Annual Report.  Also, see Note 2 – Rate Matters and Note 3 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 150.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 207 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	2,332	2,423	5,211	5,500
Commercial	1,518	1,476	3,992	3,996
Industrial	1,346	1,378	3,837	3,743
Miscellaneous	383	390	1,025	1,007
Total Retail (a)	5,579	5,667	14,065	14,246

Wholesale	334	314	1,273	866

Total KWhs	5,913	5,981	15,338	15,112

(a) Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Actual - Heating (a)	-	-	676	1,276
Normal - Heating (b)	2	2	1,109	1,102

Actual - Cooling (c)	1,622	1,749	2,557	2,694
Normal - Cooling (b)	1,398	1,391	2,046	2,028

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Net Income
(in millions)

Third Quarter of 2011	$57

Changes in Gross Margin:
Retail Margins (a)	(1)
Off-system Sales	(1)
Other Revenues	(1)
Total Change in Gross Margin	(3)

Changes in Expenses and Other:
Other Operation and Maintenance	5
Taxes Other Than Income Taxes	1
Total Change in Expenses and Other	6

Income Tax Expense	(2)

Third Quarter of 2012	$58

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $1 million primarily due to the following:
	•	A $5 million decrease in weather-related usage primarily due to a 7% decrease in cooling degree days.
This decrease was partially offset by:
	•	A $2 million increase primarily due to revenue increases from rate riders. This increase in retail margins has corresponding increases to riders/trackers recognized in other expense items below.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses decreased $5 million primarily due to the following:
	•	A $5 million decrease in generation plant maintenance expenses.
	•	A $3 million decrease in distribution maintenance expenses primarily due to decreased vegetation management expenses.
	•	A $2 million decrease in demand side management programs.
These decreases were partially offset by:
	•	A $5 million increase in transmission expenses primarily due to increased SPP transmission services.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Net Income
(in millions)

Nine Months Ended September 30, 2011	$104

Changes in Gross Margin:
Retail Margins (a)	8
Off-system Sales	(1)
Transmission Revenues	(2)
Other Revenues	1
Total Change in Gross Margin	6

Changes in Expenses and Other:
Other Operation and Maintenance	(4)
Depreciation and Amortization	1
Interest Expense	2
Total Change in Expenses and Other	(1)

Income Tax Expense	(3)

Nine Months Ended September 30, 2012	$106

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $8 million primarily due to the following:
	•	An $11 million increase primarily due to revenue increases from rate riders. This increase in retail margins has corresponding increases to riders/trackers recognized in other expense items below.
	•	A $9 million increase primarily due to higher commercial and residential non-weather related usage.
These increases were partially offset by:
	•	A $13 million decrease in weather-related usage primarily due to a 47% decrease in heating degree days and a 5% decrease in cooling degree days.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $4 million primarily due to the following:
	•	A $12 million increase in transmission expenses primarily due to increased SPP transmission services.
This increase was partially offset by:
	•	A $7 million decrease in general and administrative expenses.
	•	A $2 million decrease in distribution expenses primarily due to decreased overhead line expense.
•	Income Tax Expense increased $3 million primarily due to an increase in pretax book income and state income taxes.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 207 for a discussion of accounting pronouncements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Electric Generation, Transmission and Distribution	$364,851	$454,802	$968,683	$1,061,417
Sales to AEP Affiliates	6,865	2,115	19,377	10,696
Other Revenues	1,156	669	2,654	2,064
TOTAL REVENUES	372,872	457,586	990,714	1,074,177

EXPENSES
Fuel and Other Consumables Used for Electric Generation	65,195	168,230	281,746	360,774
Purchased Electricity for Resale	75,719	42,455	145,983	129,652
Purchased Electricity from AEP Affiliates	5,870	17,477	16,328	43,199
Other Operation	58,975	58,225	154,834	151,365
Maintenance	25,685	31,892	78,863	77,765
Depreciation and Amortization	24,433	24,802	71,356	72,761
Taxes Other Than Income Taxes	10,799	11,499	32,619	32,589
TOTAL EXPENSES	266,676	354,580	781,729	868,105

OPERATING INCOME	106,196	103,006	208,985	206,072

Other Income (Expense):
Interest Income	171	164	1,203	244
Carrying Costs Income	418	810	1,560	3,333
Allowance for Equity Funds Used During Construction	408	189	1,298	839
Interest Expense	(13,735)	(13,831)	(42,212)	(44,027)

INCOME BEFORE INCOME TAX EXPENSE	93,458	90,338	170,834	166,461

Income Tax Expense	35,355	32,989	64,872	62,163

NET INCOME	58,103	57,349	105,962	104,298

Preferred Stock Dividend Requirements	-	49	-	147

EARNINGS ATTRIBUTABLE TO COMMON STOCK	$58,103	$57,300	$105,962	$104,151

The common stock of PSO is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$58,103	$57,349	$105,962	$104,298

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $28 and $233 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $250 and $640 for the Nine
Months Ended September 30, 2012 and 2011, Respectively	(53)	(432)	(465)	(1,188)

TOTAL COMPREHENSIVE INCOME	$58,050	$56,917	$105,497	$103,110

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2010	$157,230	$364,307	$312,441	$8,494	$842,472

Common Stock Dividends			(52,500)		(52,500)
Preferred Stock Dividends			(147)		(147)
Subtotal – Common Shareholder's Equity					789,825

Net Income			104,298		104,298
Other Comprehensive Loss				(1,188)	(1,188)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2011	$157,230	$364,307	$364,092	$7,306	$892,935

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$157,230	$364,037	$364,389	$7,149	$892,805

Common Stock Dividends			(60,000)		(60,000)
Subtotal – Common Shareholder's Equity					832,805

Net Income			105,962		105,962
Other Comprehensive Loss				(465)	(465)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$157,230	$364,037	$410,351	$6,684	$938,302

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in thousands)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$1,022	$1,413
Advances to Affiliates	107,459	39,876
Accounts Receivable:
Customers	30,220	39,977
Affiliated Companies	27,952	23,079
Miscellaneous	3,688	8,993
Allowance for Uncollectible Accounts	(1,179)	(777)
Total Accounts Receivable	60,681	71,272
Fuel	21,820	20,854
Materials and Supplies	51,701	50,347
Risk Management Assets	545	565
Deferred Income Tax Benefits	9,925	7,013
Accrued Tax Benefits	7,714	6,733
Regulatory Asset for Under-Recovered Fuel Costs	-	4,313
Prepayments and Other Current Assets	8,030	6,440
TOTAL CURRENT ASSETS	268,897	208,826

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,335,087	1,317,948
Transmission	702,696	692,644
Distribution	1,836,835	1,762,110
Other Property, Plant and Equipment	228,234	214,626
Construction Work in Progress	69,842	70,371
Total Property, Plant and Equipment	4,172,694	4,057,699
Accumulated Depreciation and Amortization	1,290,823	1,266,816
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	2,881,871	2,790,883

OTHER NONCURRENT ASSETS
Regulatory Assets	241,984	266,545
Long-term Risk Management Assets	124	314
Deferred Charges and Other Noncurrent Assets	18,824	13,536
TOTAL OTHER NONCURRENT ASSETS	260,932	280,395

TOTAL ASSETS	$3,411,700	$3,280,104

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$83,313	$76,607
Affiliated Companies	22,996	45,029
Long-term Debt Due Within One Year – Nonaffiliated	761	311
Risk Management Liabilities	5,071	1,280
Customer Deposits	46,577	47,493
Accrued Taxes	59,612	21,660
Accrued Interest	15,350	12,637
Regulatory Liability for Over-Recovered Fuel Costs	35,927	-
Other Current Liabilities	39,434	43,586
TOTAL CURRENT LIABILITIES	309,041	248,603

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	949,123	947,053
Long-term Risk Management Liabilities	1,051	1,330
Deferred Income Taxes	754,313	726,463
Regulatory Liabilities and Deferred Investment Tax Credits	343,276	334,812
Employee Benefits and Pension Obligations	74,551	84,548
Deferred Credits and Other Noncurrent Liabilities	42,043	44,490
TOTAL NONCURRENT LIABILITIES	2,164,357	2,138,696

TOTAL LIABILITIES	2,473,398	2,387,299

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157,230	157,230
Paid-in Capital	364,037	364,037
Retained Earnings	410,351	364,389
Accumulated Other Comprehensive Income (Loss)	6,684	7,149
TOTAL COMMON SHAREHOLDER’S EQUITY	938,302	892,805

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$3,411,700	$3,280,104

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$105,962	$104,298
Adjustments to Reconcile Net Income to Net Cash Flows from Operating
Activities:
Depreciation and Amortization	71,356	72,761
Deferred Income Taxes	22,524	45,927
Carrying Costs Income	(1,560)	(3,333)
Allowance for Equity Funds Used During Construction	(1,298)	(839)
Mark-to-Market of Risk Management Contracts	3,868	(2,226)
Fuel Over/Under-Recovery, Net	40,240	4,389
Change in Other Noncurrent Assets	1,196	4,326
Change in Other Noncurrent Liabilities	(1,325)	22,794
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	10,684	53,995
Fuel, Materials and Supplies	(2,320)	468
Accounts Payable	(11,632)	3,506
Accrued Taxes, Net	43,313	63,993
Other Current Assets	(1,864)	(3,839)
Other Current Liabilities	(1,275)	11,593
Net Cash Flows from Operating Activities	277,869	377,813

INVESTING ACTIVITIES
Construction Expenditures	(151,603)	(97,038)
Change in Advances to Affiliates, Net	(67,583)	(105,116)
Other Investing Activities	1,107	782
Net Cash Flows Used for Investing Activities	(218,079)	(201,372)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	2,395	247,481
Change in Advances from Affiliates, Net	-	(91,382)
Retirement of Long-term Debt – Nonaffiliated	(130)	(275,000)
Principal Payments for Capital Lease Obligations	(2,585)	(3,103)
Dividends Paid on Common Stock	(60,000)	(52,500)
Dividends Paid on Cumulative Preferred Stock	-	(147)
Other Financing Activities	139	13
Net Cash Flows Used for Financing Activities	(60,181)	(174,638)

Net Increase (Decrease) in Cash and Cash Equivalents	(391)	1,803
Cash and Cash Equivalents at Beginning of Period	1,413	470
Cash and Cash Equivalents at End of Period	$1,022	$2,273

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$36,681	$23,397
Net Cash Paid (Received) for Income Taxes	17,988	(26,536)
Noncash Acquisitions Under Capital Leases	979	634
Construction Expenditures Included in Current Liabilities as of September 30,	23,872	13,400

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

PUBLIC SERVICE COMPANY OF OKLAHOMA
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to PSO’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to PSO.  The footnotes begin on page 150.

Footnote Reference

Significant Accounting Matters	Note 1
Rate Matters	Note 2
Commitments, Guarantees and Contingencies	Note 3
Benefit Plans	Note 5
Business Segments	Note 6
Derivatives and Hedging	Note 7
Fair Value Measurements	Note 8
Income Taxes	Note 9
Financing Activities	Note 10
Sustainable Cost Reductions	Note 11

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

Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operations and maintenance costs.  In September 2012, an Administrative Law Judge issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  A decision from the PUCT is expected in the second quarter of 2013.  See “2012 Texas Base Rate Case” section of Note 2.

Litigation and Environmental Issues

In the ordinary course of business, SWEPCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 3 – Rate Matters and Note 5 – Commitments, Guarantees and Contingencies in the 2011 Annual Report.  Also, see Note 2 – Rate Matters and Note 3 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 150.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 207 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions of KWhs)
Retail:
Residential	2,120	2,372	5,072	5,621
Commercial	1,764	1,831	4,718	4,861
Industrial	1,448	1,372	4,279	4,049
Miscellaneous	20	19	60	61
Total Retail (a)	5,352	5,594	14,129	14,592

Wholesale	2,108	2,410	5,987	6,074

Total KWhs	7,460	8,004	20,116	20,666

(a) Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in degree days)
Actual - Heating (a)	-	-	427	866
Normal - Heating (b)	1	1	774	774

Actual - Cooling (c)	1,457	1,732	2,481	2,717
Normal - Cooling (b)	1,396	1,381	2,136	2,112

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2012 Compared to Third Quarter of 2011

Reconciliation of Third Quarter of 2011 to Third Quarter of 2012
Net Income
(in millions)

Third Quarter of 2011	$88

Changes in Gross Margin:
Retail Margins (a)	(9)
Other Revenues	(1)
Total Change in Gross Margin	(10)

Changes in Expenses and Other:
Other Operation and Maintenance	6
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(4)
Interest Income	(1)
Allowance for Equity Funds Used During Construction	3
Interest Expense	(1)
Total Change in Expenses and Other	2

Income Tax Expense	9

Third Quarter of 2012	$89

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $9 million primarily due to the following:
	•	A $15 million decrease in weather-related usage primarily due to a 16% decrease in cooling degree days.
	•	An $8 million decrease primarily due to wholesale fuel recovery adjustments.
These decreases were partially offset by:
	•	A $7 million increase in municipal and cooperative revenues due to higher rates and formula rate adjustments.
	•	A $7 million increase in retail revenues due to higher rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $6 million primarily due to the following:
• A $2 million decrease in generation plant maintenance expenses.
• A $2 million decrease related to 2011 litigation expenses.
•	Taxes Other Than Income Taxes increased $4 million primarily due to favorable property tax adjustments made in the third quarter of 2011.
•	Allowance for Equity Funds Used During Construction increased $3 million primarily due to construction at the Turk Plant.
•
Income Tax Expense decreased $9 million primarily due to a decrease in pretax book income, the regulatory accounting treatment of state income taxes and other book/tax differences which are accounted for on a flow-through basis.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Reconciliation of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
Net Income
(in millions)

Nine Months Ended September 30, 2011	$169

Changes in Gross Margin:
Retail Margins (a)	(14)
Off-system Sales	1
Transmission Revenues	2
Other Revenues	(1)
Total Change in Gross Margin	(12)

Changes in Expenses and Other:
Other Operation and Maintenance	19
Asset Impairment and Other Related Charges	(13)
Depreciation and Amortization	(4)
Taxes Other Than Income Taxes	(4)
Allowance for Equity Funds Used During Construction	8
Interest Expense	(1)
Total Change in Expenses and Other	5

Income Tax Expense	19

Nine Months Ended September 30, 2012	$181

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $14 million primarily due to the following:
	•	A $22 million decrease in weather-related usage primarily due to a 51% decrease in heating degree days and a 9% decrease in cooling degree days.
	•	A $13 million decrease primarily due to fuel expense adjustments.
These decreases were partially offset by:
	•	A $16 million increase in municipal and cooperative revenues due to higher rates and formula rate adjustments.
	•	A $5 million increase in retail revenues due to higher rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $19 million primarily due to the following:
• An $11 million decrease in generation maintenance expenses primarily due to higher 2011 planned and unplanned plant outages.
• A $5 million decrease related to 2011 litigation expenses.
• A $3 million decrease in distribution maintenance expenses primarily due to decreased vegetation management and storm-related expenses.
•	Asset Impairment and Other Related Charges includes the 2012 write-off of $13 million related to the expected Texas jurisdictional portion of the Turk Plant in excess of the Texas capital cost cap.
•	Depreciation and Amortization expenses increased $4 million primarily due to a greater depreciable base.
•	Taxes Other Than Income Taxes increased $4 million primarily due to favorable property tax adjustments made in the third quarter of 2011.

•	Allowance for Equity Funds Used During Construction increased $8 million primarily due to construction at the Turk Plant.
•
Income Tax Expense decreased $19 million primarily due to a decrease in pretax book income, the regulatory accounting treatment of state income taxes and other book tax differences which are accounted for on a flow-through basis.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 207 for a discussion of accounting pronouncements.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
REVENUES
Electric Generation, Transmission and Distribution	$473,391	$512,767	$1,196,753	$1,248,031
Sales to AEP Affiliates	11,098	21,618	26,945	47,868
Other Revenues	680	597	1,403	1,572
TOTAL REVENUES	485,169	534,982	1,225,101	1,297,471

EXPENSES
Fuel and Other Consumables Used for Electric Generation	180,991	213,004	447,233	486,729
Purchased Electricity for Resale	35,109	47,241	97,150	125,521
Purchased Electricity from AEP Affiliates	6,121	1,880	16,965	9,107
Other Operation	60,217	63,655	165,877	168,445
Maintenance	27,816	30,895	78,835	95,076
Asset Impairment and Other Related Charges	-	-	13,000	-
Depreciation and Amortization	35,144	33,919	103,820	99,927
Taxes Other Than Income Taxes	19,763	15,982	53,869	49,678
TOTAL EXPENSES	365,161	406,576	976,749	1,034,483

OPERATING INCOME	120,008	128,406	248,352	262,988

Other Income (Expense):
Interest Income	39	1,070	1,171	1,181
Allowance for Equity Funds Used During Construction	15,216	12,692	43,401	34,861
Interest Expense	(21,498)	(20,964)	(65,210)	(64,224)

INCOME BEFORE INCOME TAX EXPENSE AND
EQUITY EARNINGS	113,765	121,204	227,714	234,806

Income Tax Expense	25,229	34,217	49,206	68,184
Equity Earnings of Unconsolidated Subsidiary	682	808	2,007	2,071

NET INCOME	89,218	87,795	180,515	168,693

Net Income Attributable to Noncontrolling Interest	955	1,023	3,099	3,141

NET INCOME ATTRIBUTABLE TO SWEPCo
SHAREHOLDERS	88,263	86,772	177,416	165,552

Preferred Stock Dividend Requirements	-	58	-	172

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON
SHAREHOLDER	$88,263	$86,714	$177,416	$165,380

The common stock of SWEPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net Income	$89,218	$87,795	$180,515	$168,693

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $376 and $5,332 for the Three Months Ended
September 30, 2012 and 2011, Respectively, and $367 and $5,195 for the
Nine Months Ended September 30, 2012 and 2011, Respectively	697	(9,903)	(682)	(9,648)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $90
and $475 for the Three Months Ended September 30, 2012 and 2011,
Respectively, and $269 and $206 for the Nine Months Ended September 30,
2012 and 2011, Respectively	167	(882)	499	383

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	864	(10,785)	(183)	(9,265)

TOTAL COMPREHENSIVE INCOME	90,082	77,010	180,332	159,428

Total Comprehensive Income Attributable to Noncontrolling Interest	955	1,023	3,099	3,141

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo
SHAREHOLDERS	$89,127	$75,987	$177,233	$156,287

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	SWEPCo Common Shareholder
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

TOTAL EQUITY – DECEMBER 31, 2010	$135,660	$674,979	$868,840	$(12,491)	$361	$1,667,349

Common Stock Dividends – Nonaffiliated					(3,183)	(3,183)
Preferred Stock Dividends			(172)			(172)
Subtotal – Equity						1,663,994

Net Income			165,552		3,141	168,693
Other Comprehensive Loss				(9,265)		(9,265)
TOTAL EQUITY – SEPTEMBER 30, 2011	$135,660	$674,979	$1,034,220	$(21,756)	$319	$1,823,422

TOTAL EQUITY – DECEMBER 31, 2011	$135,660	$674,606	$1,029,915	$(26,815)	$391	$1,813,757

Common Stock Dividends – Nonaffiliated					(3,176)	(3,176)
Subtotal – Equity						1,810,581

Net Income			177,416		3,099	180,515
Other Comprehensive Loss				(183)		(183)
TOTAL EQUITY – SEPTEMBER 30, 2012	$135,660	$674,606	$1,207,331	$(26,998)	$314	$1,990,913

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2012 and December 31, 2011
(in thousands)
(Unaudited)

	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents
(September 30, 2012 Amount Includes $14,926 Related to Sabine)	$16,626	$801
Advances to Affiliates	128,227	-
Accounts Receivable:
Customers	37,366	35,054
Affiliated Companies	18,607	23,730
Miscellaneous	37,973	19,370
Allowance for Uncollectible Accounts	(1,685)	(989)
Total Accounts Receivable	92,261	77,165
Fuel
(September 30, 2012 and December 31, 2011 Amounts Include $24,229 and
$32,651, Respectively, Related to Sabine)	112,278	102,015
Materials and Supplies	72,973	55,325
Risk Management Assets	705	445
Deferred Income Tax Benefits	6,664	8,195
Accrued Tax Benefits	38,376	1,541
Regulatory Asset for Under-Recovered Fuel Costs	8,382	10,843
Prepayments and Other Current Assets	23,657	16,827
TOTAL CURRENT ASSETS	500,149	273,157

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,337,734	2,326,102
Transmission	1,102,142	988,534
Distribution	1,744,173	1,675,764
Other Property, Plant and Equipment
(September 30, 2012 and December 31, 2011 Amounts Include $256,492 and
$232,948, Respectively, Related to Sabine)	675,694	637,019
Construction Work in Progress	1,583,826	1,443,569
Total Property, Plant and Equipment	7,443,569	7,070,988
Accumulated Depreciation and Amortization
(September 30, 2012 and December 31, 2011 Amounts Include $112,275 and
$103,586, Respectively, Related to Sabine)	2,282,762	2,211,912
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,160,807	4,859,076

OTHER NONCURRENT ASSETS
Regulatory Assets	430,013	394,276
Long-term Risk Management Assets	178	282
Deferred Charges and Other Noncurrent Assets	89,080	74,992
TOTAL OTHER NONCURRENT ASSETS	519,271	469,550

TOTAL ASSETS	$6,180,227	$5,601,783

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$-	$132,473
Accounts Payable:
General	149,583	181,268
Affiliated Companies	40,076	59,201
Short-term Debt – Nonaffiliated	-	17,016
Long-term Debt Due Within One Year – Nonaffiliated	3,250	20,000
Risk Management Liabilities	4,148	24,359
Customer Deposits	53,187	52,095
Accrued Taxes	53,188	44,404
Accrued Interest	19,182	39,629
Obligations Under Capital Leases	17,426	15,058
Regulatory Liability for Over-Recovered Fuel Costs	13,000	5,032
Other Current Liabilities	65,615	64,413
TOTAL CURRENT LIABILITIES	418,655	654,948

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,042,889	1,708,637
Long-term Risk Management Liabilities	134	221
Deferred Income Taxes	926,183	665,668
Regulatory Liabilities and Deferred Investment Tax Credits	469,652	428,571
Asset Retirement Obligations	80,359	65,673
Employee Benefits and Pension Obligations	81,257	87,159
Obligations Under Capital Leases	116,750	112,802
Deferred Credits and Other Noncurrent Liabilities	53,435	64,347
TOTAL NONCURRENT LIABILITIES	3,770,659	3,133,078

TOTAL LIABILITIES	4,189,314	3,788,026

Rate Matters (Note 2)
Commitments and Contingencies (Note 3)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135,660	135,660
Paid-in Capital	674,606	674,606
Retained Earnings	1,207,331	1,029,915
Accumulated Other Comprehensive Income (Loss)	(26,998)	(26,815)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,990,599	1,813,366

Noncontrolling Interest	314	391

TOTAL EQUITY	1,990,913	1,813,757

TOTAL LIABILITIES AND EQUITY	$6,180,227	$5,601,783

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(in thousands)
(Unaudited)

	2012	2011
OPERATING ACTIVITIES
Net Income	$180,515	$168,693
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
Depreciation and Amortization	103,820	99,927
Deferred Income Taxes	215,283	36,979
Asset Impairment and Other Related Charges	13,000	-
Allowance for Equity Funds Used During Construction	(43,401)	(34,861)
Mark-to-Market of Risk Management Contracts	(1,179)	(3,148)
Fuel Over/Under-Recovery, Net	10,429	(30,259)
Change in Other Noncurrent Assets	2,355	19,606
Change in Other Noncurrent Liabilities	25,945	32,685
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(15,071)	9,718
Fuel, Materials and Supplies	(27,911)	(10,508)
Accounts Payable	(13,474)	2,906
Accrued Taxes, Net	(24,649)	68,674
Accrued Interest	(20,473)	(22,240)
Other Current Assets	(7,940)	(3,356)
Other Current Liabilities	(12,570)	(2,545)
Net Cash Flows from Operating Activities	384,679	332,271

INVESTING ACTIVITIES
Construction Expenditures	(395,829)	(395,193)
Change in Advances to Affiliates, Net	(128,227)	86,222
Other Investing Activities	1,240	(3,479)
Net Cash Flows Used for Investing Activities	(522,816)	(312,450)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	336,429	-
Credit Facility Borrowings	21,462	32,532
Change in Advances from Affiliates, Net	(132,473)	41,537
Retirement of Long-term Debt – Nonaffiliated	(21,625)	(41,135)
Retirement of Cumulative Preferred Stock	-	(2)
Credit Facility Repayments	(38,478)	(38,749)
Principal Payments for Capital Lease Obligations	(12,036)	(10,029)
Dividends Paid on Common Stock – Nonaffiliated	(3,176)	(3,183)
Dividends Paid on Cumulative Preferred Stock	-	(172)
Other Financing Activities	3,859	3,650
Net Cash Flows from (Used for) Financing Activities	153,962	(15,551)

Net Increase in Cash and Cash Equivalents	15,825	4,270
Cash and Cash Equivalents at Beginning of Period	801	1,514
Cash and Cash Equivalents at End of Period	$16,626	$5,784

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$74,656	$78,239
Net Cash Paid (Received) for Income Taxes	(112,290)	(8,586)
Noncash Acquisitions Under Capital Leases	18,560	10,296
Construction Expenditures Included in Current Liabilities at September 30,	72,318	99,600

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 150.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to SWEPCo’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to SWEPCo.  The footnotes begin on page 150.

Footnote Reference

Significant Accounting Matters	Note 1
Rate Matters	Note 2
Commitments, Guarantees and Contingencies	Note 3
Acquisition and Impairments	Note 4
Benefit Plans	Note 5
Business Segments	Note 6
Derivatives and Hedging	Note 7
Fair Value Measurements	Note 8
Income Taxes	Note 9
Financing Activities	Note 10
Sustainable Cost Reductions	Note 11

INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to condensed financial statements that follow are a combined presentation for the Registrant Subsidiaries.  The following list indicates the registrants to which the footnotes apply:

1.	Significant Accounting Matters	APCo, I&M, OPCo, PSO, SWEPCo
2.	Rate Matters	APCo, I&M, OPCo, PSO, SWEPCo
3.	Commitments, Guarantees and Contingencies	APCo, I&M, OPCo, PSO, SWEPCo
4.	Acquisition and Impairments	APCo, OPCo, SWEPCo
5.	Benefit Plans	APCo, I&M, OPCo, PSO, SWEPCo
6.	Business Segments	APCo, I&M, OPCo, PSO, SWEPCo
7.	Derivatives and Hedging	APCo, I&M, OPCo, PSO, SWEPCo
8.	Fair Value Measurements	APCo, I&M, OPCo, PSO, SWEPCo
9.	Income Taxes	APCo, I&M, OPCo, PSO, SWEPCo
10.	Financing Activities	APCo, I&M, OPCo, PSO, SWEPCo
11.	Sustainable Cost Reductions	APCo, I&M, OPCo, PSO, SWEPCo

1.  SIGNIFICANT ACCOUNTING MATTERS

General

The unaudited condensed financial statements and footnotes were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant Subsidiary.  Net income for the three and nine months ended September 30, 2012 is not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2011 financial statements and notes thereto, which are included in the Registrant Subsidiaries’ Annual Reports on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012.

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

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended September 30, 2012 and 2011 were $35 million and $33 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $126 million and $97 million, respectively.  See the table below for the classification of Sabine’s assets and liabilities on SWEPCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Sabine that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
VARIABLE INTEREST ENTITIES
September 30, 2012 and December 31, 2011
(in thousands)
	Sabine
ASSETS	2012	2011
Current Assets	$71,026	$48,044
Net Property, Plant and Equipment	174,743	153,715
Other Noncurrent Assets	56,687	42,574
Total Assets	$302,456	$244,333

LIABILITIES AND EQUITY
Current Liabilities	$45,033	$67,779
Noncurrent Liabilities	257,109	176,163
Equity	314	391
Total Liabilities and Equity	$302,456	$244,333

I&M has nuclear fuel lease agreements with DCC Fuel LLC, DCC Fuel II LLC, DCC Fuel III LLC, DCC Fuel IV LLC and DCC Fuel V LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended September 30, 2012 and 2011 were $23 million and $6 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $82 million and $49 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  See the table below for the classification of DCC Fuel’s assets and liabilities on I&M’s condensed balance sheets.

The balances below represent the assets and liabilities of DCC Fuel that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
September 30, 2012 and December 31, 2011
(in thousands)
	DCC Fuel
ASSETS	2012	2011
Current Assets	$154,774	$118,144
Net Property, Plant and Equipment	208,185	188,375
Other Noncurrent Assets	113,519	117,772
Total Assets	$476,478	$424,291

LIABILITIES AND EQUITY
Current Liabilities	$128,466	$102,946
Noncurrent Liabilities	348,012	321,345
Equity	-	-
Total Liabilities and Equity	$476,478	$424,291

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended September 30, 2012 and 2011 were $20 million and $18 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $54 million and $47 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s condensed balance sheets.

SWEPCo’s investment in DHLC was:

	September 30, 2012		December 31, 2011
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in thousands)
Capital Contribution from SWEPCo	$7,643	$7,643	$7,643	$7,643
Retained Earnings	1,126	1,126	1,120	1,120
SWEPCo's Guarantee of Debt	-	53,278	-	52,310

Total Investment in DHLC	$8,769	$62,047	$8,763	$61,073

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2012	2011	2012	2011
	(in thousands)
APCo	$47,820	$52,105	$130,260	$144,398
I&M	31,134	32,127	88,618	94,961
OPCo	72,751	73,664	193,686	210,533
PSO	21,728	21,924	60,625	62,471
SWEPCo	33,154	35,101	93,120	96,494

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	September 30, 2012		December 31, 2011
	As Reported on the	Maximum	As Reported on the	Maximum
Company	Balance Sheet	Exposure	Balance Sheet	Exposure
	(in thousands)
APCo	$18,989	$18,989	$20,812	$20,812
I&M	12,654	12,654	13,741	13,741
OPCo	27,379	27,379	29,823	29,823
PSO	9,105	9,105	9,280	9,280
SWEPCo	14,054	14,054	14,699	14,699

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

Total billings from AEGCo were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2012	2011	2012	2011
	(in thousands)
I&M	$65,051	$64,948	$177,790	$167,620
OPCo	46,184	47,712	149,424	139,729

The carrying amount and classification of variable interest in AEGCo’s accounts payable are as follows:

	September 30, 2012		December 31, 2011
	As Reported on	Maximum	As Reported on	Maximum
Company	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in thousands)
I&M	$22,450	$22,450	$25,731	$25,731
OPCo	12,006	12,006	22,139	22,139

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

Regulatory Assets Not Yet Being Recovered

	APCo
	September 30,	December 31,
	2012	2011
Noncurrent Regulatory Assets (excluding fuel)	(in thousands)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Earning a Return
Expanded Net Energy Charge	$8,775	$-
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	62,400	-
Virginia Environmental Rate Adjustment Clause	23,204	17,950
Mountaineer Carbon Capture and Storage
Product Validation Facility	14,155	14,155
Special Rate Mechanism for Century Aluminum	13,002	12,811
Dresden Operating Costs	8,758	-
Virginia Deferred Wind Power Costs	4,355	38,192
Transmission Agreement Phase-In	2,803	1,925
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	1,291	1,335
Other Regulatory Assets Not Yet Being Recovered	1,308	1,010
Total Regulatory Assets Not Yet Being Recovered	$140,051	$87,378

	I&M
	September 30,	December 31,
	2012	2011
Noncurrent Regulatory Assets (excluding fuel)	(in thousands)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Not Earning a Return
Litigation Settlement	$11,027	$10,803
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	1,384	1,680
Other Regulatory Asset Not Yet Being Recovered	899	-
Total Regulatory Assets Not Yet Being Recovered	$13,310	$12,483

	OPCo
	September 30,	December 31,
	2012	2011
Noncurrent Regulatory Assets (excluding fuel)	(in thousands)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Earning a Return
Economic Development Rider	$13,053	$12,572
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	53,600	8,375
Total Regulatory Assets Not Yet Being Recovered	$66,653	$20,947

	PSO
	September 30,	December 31,
	2012	2011
Noncurrent Regulatory Assets (excluding fuel)	(in thousands)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Not Earning a Return
Environmental Compliance Costs	$351	$-
Total Regulatory Assets Not Yet Being Recovered	$351	$-

	SWEPCo
	September 30,	December 31,
	2012	2011
Noncurrent Regulatory Assets (excluding fuel)	(in thousands)
Regulatory assets not yet being recovered pending future proceedings to determine the recovery method and timing:
Regulatory Assets Currently Not Earning a Return
Rate Case Expenses	$3,673	$-
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	2,301	2,380
Other Regulatory Assets Not Yet Being Recovered	2,099	1,699
Total Regulatory Assets Not Yet Being Recovered	$8,073	$4,079

If these costs are ultimately determined not to be recoverable, it would reduce future net income and cash flows and impact financial condition.

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

In October 2011, the PUCO issued an order in the remand proceeding.  As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011.  In February 2012, the Ohio Consumers’ Counsel and the Industrial Energy Users-Ohio (IEU) filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 – 2011 and various aspects of the approved environmental carrying charge, which if ordered could result in a refund of up to $698 million, excluding carrying costs.

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  In May 2011, the IEU and the Ohio Energy Group (OEG) filed appeals with the Supreme Court of Ohio challenging the PUCO’s SEET decision.  The OEG’s appeal seeks the inclusion of off-system sales (OSS) in the calculation of SEET which, if ordered, could require an additional refund of $22 million based on the PUCO approved SEET calculation.  The IEU’s appeal also sought the inclusion of OSS as well as other items in the determination of SEET, but did not quantify the amount.  Oral arguments were held in March 2012 and management is unable to predict the outcome of the appeals.

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  Subsequent testimony and legal briefs from intervenors recommended a refund of up to $62 million of 2010 earnings, which included OSS in the SEET calculation.  In December 2011, the PUCO staff filed testimony that recommended a $23 million refund of 2010 earnings.  In the fourth quarter of 2011, OPCo provided a reserve based upon management’s estimate of the probable amount for a PUCO ordered SEET refund.  OPCo is required to file its 2011 SEET filing with the PUCO in 2012 on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s request to file the 2011 SEET one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo.

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

As directed by the February 2012 order, OPCo filed revised tariffs with the PUCO to implement the provisions of the 2011 ESP.  Included in the revised tariffs was the Phase-In Recovery Rider (PIRR) to recover deferred fuel costs as authorized under the 2009 – 2011 ESP order.  In March 2012, the PUCO issued an order that directed OPCo to file new revised tariffs removing the PIRR and stated that its recovery would be addressed in a future proceeding.  OPCo implemented the new revised tariffs in March 2012.  In March 2012, OPCo resumed recording a weighted average cost of capital return on the PIRR deferral in accordance with the 2009 - 2011 ESP order.  Also in March 2012, OPCo filed a request for rehearing of the March 2012 order relating to the PIRR, which the PUCO denied but provided that all of the substantive concerns and issues raised would be addressed in a separate PIRR docket.

In August 2012, the PUCO ordered implementation of PIRR rates beginning September 2012.  The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin.  The August 2012 order was upheld on rehearing by the PUCO in October 2012.  As of September 30, 2012, OPCo’s net PIRR deferral was $536 million, excluding unrecognized equity carrying costs.

As a result of the PUCO’s rejection of the modified stipulation, in the first quarter of 2012, OPCo reversed a $35 million obligation to contribute to the Partnership with Ohio and the Ohio Growth Fund and an $8 million regulatory asset for 2011 storm damage, both originally recorded in the fourth quarter of 2011.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that will freeze base generation rates through May 2015, adopt a 12% earnings threshold for the SEET and allow the continuation of the fuel adjustment clause.  Further, the ESP established a non-bypassable Distribution Investment Rider effective September 2012 through May 2015 to recover, with certain caps, post-August 2010 distribution investment.  The ESP also maintained recovery of several previous ESP riders and required OPCo to contribute $2 million per year during the ESP to the Ohio Growth Fund.  In addition, the ESP approved a storm damage recovery mechanism which allowed OPCo to defer the majority of the incremental distribution operation and maintenance costs from 2012 storms.  As of September 30, 2012, OPCo recorded $54 million in Regulatory Assets on the condensed balance sheets related to the 2012 storm damage.  If OPCo is not ultimately permitted to recover these storm costs, it would reduce future net income and cash flows and impact financial condition.

As part of the ESP decision, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the SSO load with delivery beginning six months after the receipt of ESP and corporate separation orders and extending through December 2014.  The PUCO also ordered OPCo to conduct an energy-only auction for a total of 60% of the SSO load with delivery beginning June 2014 through May 2015.  In addition, the PUCO ordered OPCo to conduct an energy-only auction for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  Starting in June 2015, OPCo will conduct energy and capacity auctions for its entire SSO load.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers to the extent that the total incurred capacity costs do not exceed $188.88/MW day.  The RPM price is approximately $20/MW day through May 2013.  The order stated that the PUCO would establish an appropriate recovery mechanism in the June 2012 – May 2015 ESP proceeding.  In July 2012, several parties, including OPCo, requested rehearing of the July 2012 PUCO order on capacity, which was upheld by the PUCO in October 2012.

In the August 2012 PUCO order which adopted and modified the new ESP, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR is intended to provide $508 million over the ESP period and will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the deferred capacity costs.  In August 2012, the IEU filed a claim before the Supreme Court of Ohio stating, among other things, that OPCo’s collection of its capacity costs is illegal.  In September 2012, OPCo and the PUCO filed motions to dismiss IEU’s claim.  If OPCo is ultimately not permitted to fully collect its deferred capacity costs, it would reduce future net income and cash flows and impact financial condition.

In September 2012, OPCo and intervenors filed applications with the PUCO for rehearing of the August 2012 ESP order.  Rehearing of this order is pending at the PUCO.  If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, it would reduce future net income and cash flows and impact financial condition.

Proposed Corporate Separation

In March 2012, OPCo filed an application with the PUCO for approval of the corporate separation of its generation assets including the transfer of generation assets to a nonregulated AEP subsidiary at net book value.  In October 2012, the PUCO issued an order which approved the transfer of OPCo’s generation assets at net book value to AEP Generation Resources, Inc. (AEPGenCo), a nonregulated affiliate in the Generation and Marketing segment.  AEPGenCo will also assume the associated generation liabilities.

An additional filing at the FERC related to corporate separation is expected in the fourth quarter of 2012.  Prior to corporate separation, OPCo’s results of operations related to generation could be affected by the ability to sell power and capacity at a profit at rates determined by the prevailing market.  If power and capacity are not sold at a profit, it could reduce OPCo’s future net income and cash flows and impact financial condition.

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

Since the February 2012 PUCO order rejected the ESP modified stipulation, collection of the DIR terminated.  In August 2012, the PUCO approved a new DIR as filed in the ESP proceeding.  The DIR is capped at $86 million in 2012, $104 million in 2013, $124 million in 2014 and $52 million for the period January through May 2015, for a total of $366 million.  See the “June 2012 – May 2015 ESP Including Capacity Charge” section above.

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

In August 2012, an intervenor filed with the Supreme Court of Ohio claiming the settlement credit ordered by the PUCO should have reflected the remaining gain not already flowed through the FAC with carrying charges, which, if ordered, would be $35 million plus carrying charges.  If the Supreme Court of Ohio ultimately determines that additional amounts should benefit ratepayers, it could reduce future net income and cash flows and impact financial condition.

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audits reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes.  As of September 30, 2012, the amount of OPCo’s carrying costs that could potentially be reduced due to the accumulated income tax issue is estimated to be approximately $38 million, including $20 million of unrecognized equity carrying costs.  These amounts include the carrying costs exposure of the 2009 FAC audit, which has been appealed by an intervenor to the Supreme Court of Ohio.  Decisions from the PUCO are pending.  Management is unable to predict the outcome of these proceedings.  If the PUCO orders result in a reduction to the FAC deferral, it would reduce future net income and cash flows and impact financial condition.

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

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant.  Through September 30, 2012, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order.  Intervenors have filed motions with the PUCO requesting all collected pre-construction costs be refunded to Ohio ratepayers with interest.

Management cannot predict the outcome of these proceedings concerning the Ohio IGCC plant or what effect, if any, these proceedings would have on future net income and cash flows.  However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

Turk Plant

SWEPCo is currently constructing the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which is scheduled to be in service in the fourth quarter of 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and will operate the completed facility.  The Turk Plant is currently estimated to cost $1.8 billion, excluding AFUDC, plus an additional $122 million for transmission, excluding AFUDC.  SWEPCo’s share is currently estimated to cost $1.3 billion, excluding AFUDC, plus the additional $122 million for transmission, excluding AFUDC.  As of September 30, 2012, excluding costs attributable to its joint owners and a $62 million provision for a Texas capital costs cap, SWEPCo has capitalized approximately $1.7 billion of expenditures, including AFUDC and capitalized interest of $296 million for generation and related transmission costs of $127 million.  As of September 30, 2012, the joint owners and SWEPCo have contractual construction obligations of approximately $42 million, including related transmission costs of $3 million.  SWEPCo’s share of the contractual construction obligations is $31 million.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the 88 MW SWEPCo Arkansas jurisdictional share of the Turk Plant.  Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN.  SWEPCo announced that it would continue construction of the Turk Plant and would not currently seek authority to serve Arkansas retail customers from the Turk Plant.  In June 2010, in response to the Arkansas Supreme Court’s decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  SWEPCo currently has no contracts for the 88 MW of Turk Plant output but is evaluating options.

The PUCT approved a Certificate of Convenience and Necessity (CCN) for the Turk Plant with the following conditions: (a) a cap on the recovery of jurisdictional capital costs for the Turk Plant based on the previously estimated $1.522 billion projected construction cost, excluding AFUDC and related transmission costs, (b) a cap on recovery of annual CO2 emission costs at $28 per ton through the year 2030 and (c) a requirement to hold Texas ratepayers financially harmless from any adverse impact related to the Turk Plant not being fully subscribed to by other utilities or wholesale customers.  SWEPCo appealed the PUCT’s order contending the two cost cap restrictions are unlawful.  The Texas Industrial Energy Consumers (TIEC) filed an appeal contending that the PUCT’s grant of a conditional CCN for the Turk Plant should be revoked because the Turk Plant is unnecessary to serve retail customers.  The Texas District Court and the Texas Court of Appeals affirmed the PUCT’s order in all respects.  In April 2012, SWEPCo and TIEC filed petitions for review at the Supreme Court of Texas.  The Supreme Court of Texas has requested full briefing from the parties.

If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant, it could materially reduce future net income and cash flows and materially impact financial condition.

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operations and maintenance costs.  The filing also (a) increased depreciation expense due to the decrease in the average remaining life of the Welsh Plant to account for the change in the retirement date of the Welsh Plant, Unit 2 from 2040 to 2016, (b) proposed increased vegetation management expenditures recovered from ratepayers and (c) included a return on and of the Stall Unit as of December 2011 and associated operations and maintenance costs.

In September 2012, an Administrative Law Judge issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  A decision from the PUCT is expected in the second quarter of 2013.  If the PUCT does not approve full cost recovery of SWEPCo’s assets, it could reduce future net income and cash flows and impact financial condition.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  Through September 30, 2012, SWEPCo has incurred $10 million related to this project, including AFUDC.  The APSC staff and the Sierra Club filed testimony that recommended the APSC deny the requested declaratory order.  A hearing at the APSC was held in October 2012 and a decision is pending from the APSC.  If SWEPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

Louisiana 2010 Formula Rate Filing

In April 2010, SWEPCo filed its formula rate plan (FRP) which decreased annual Louisiana retail rates by $3 million effective August 2010, subject to refund.  In October 2010 and September 2011, consultants for the LPSC filed testimony objecting to certain components of SWEPCo’s FRP calculations.  A settlement agreement was reached by the parties and orally approved by the LPSC in September 2012.  The reserve recorded in the second quarter of 2012 was increased by an immaterial amount to cover the $3 million refund approved by the LPSC in the settlement agreement.  The refund began in October 2012 and will occur over a twelve-month period.

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

Environmental Rate Adjustment Clause (Environmental RAC)

In November 2011, the Virginia SCC issued an order which approved APCo’s environmental RAC recovery of $30 million to be collected over one year beginning in February 2012 but denied recovery of certain environmental costs.  As a result, in the fourth quarter of 2011, APCo recorded a pretax write-off of $31 million on the statement of income related to environmental compliance costs incurred from January 2009 through December 2010.  In December 2011, APCo filed a notice of appeal with the Supreme Court of Virginia regarding this decision.  A decision is expected in the fourth quarter of 2012.  If the Supreme Court of Virginia were to issue a favorable decision, it could increase future net income and cash flows.

Generation Rate Adjustment Clause (Generation RAC)

In January 2012, the Virginia SCC issued a generation RAC order which allowed APCo to recover $26 million annually, effective March 2012, related to recovery of the Dresden Plant.  In March 2012, APCo filed with the Virginia SCC to continue the current generation RAC rate to recover costs of the Dresden Plant through February 2014.  In August 2012, the Virginia SCC staff filed testimony that recommended a $5 million increase in the revenue requirement, including the under-recovered balance of $3 million as of April 2012.  The Virginia SCC staff also recommended an alternative proposal to not change rates and not allow APCo to accrue carrying charges on any under-recovered generation RAC balances.  A decision is expected in the fourth quarter of 2012.  If the Virginia SCC were to disallow any portion of the generation RAC, it could reduce future net income and cash flows and impact financial condition.

APCo’s Filings for an IGCC Plant

Through September 30, 2012, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $9 million applicable to its Virginia jurisdiction.  If the costs are not recoverable, it would reduce future net income and cash flows and impact financial condition.

APCo’s and WPCo’s Expanded Net Energy Charge (ENEC) Filing

In March 2012, West Virginia passed securitization legislation, which allows the WVPSC to establish a regulatory framework to securitize certain deferred ENEC balances and other ENEC related assets.  Also in March 2012, APCo and WPCo filed their ENEC application with the WVPSC for the fourth year of a four-year phase-in plan which requested no change in ENEC rates if the WVPSC issues a financing order allowing securitization of the under-recovered ENEC deferral and other ENEC related assets.  If the financing order is not issued, APCo and WPCo requested that recovery of these costs be allowed in current rates.

In July 2012, the WVPSC issued an interim order that approved a settlement agreement which recommended no change in total ENEC rates but reflected a $24 million increase in the construction surcharge and a $24 million decrease in ENEC rates.  In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to the December 2011 under-recovered ENEC deferral balance, other ENEC-related assets and related financing costs.  Upon completion of the securitization, APCo would offset its current ENEC rates by an amount to recover the securitized balance over the securitization period.  As of September 30, 2012, APCo’s ENEC under-recovery balance of $307 million was recorded in Regulatory Assets on the condensed balance sheet, excluding $5 million of unrecognized equity carrying costs.  A hearing is scheduled for December 2012.

WPCo Merger with APCo

In a November 2009 proceeding established by the WVPSC to explore options to meet WPCo's future power supply requirements, the WVPSC issued an order approving a joint stipulation among APCo, WPCo, the WVPSC staff and the Consumer Advocate Division.  The order approved the recommendation of the signatories to the stipulation that WPCo merge into APCo and be supplied from APCo's existing power resources.  Merger approvals from the WVPSC, the Virginia SCC and the FERC are required.  In December 2011 and February 2012, APCo and WPCo filed merger applications with the WVPSC and the FERC, respectively.  In February 2012, APCo and WPCo withdrew their merger application with the FERC.  Management intends to refile a merger application with the FERC and also file a merger application with the Virginia SCC in the fourth quarter of 2012.

PSO Rate Matters

PSO 2008 Fuel and Purchased Power

In July 2009, the OCC initiated a proceeding to review PSO’s fuel and purchased power adjustment clause for the calendar year 2008 and also initiated a prudence review of the related costs.  In March 2010, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers (OIEC) recommended the fuel clause adjustment rider be amended so that the shareholder’s portion of off-system sales margins decrease from 25% to 10%.  In October 2012, the OCC issued a final order that found PSO’s fuel and purchased power costs were prudently incurred without any disallowance and that PSO’s shareholder’s portion of off-system sales margins would remain at 25%.

I&M Rate Matters

2011 Indiana Base Rate Case

In September 2011, I&M filed a request with the IURC for a net annual increase in Indiana base rates of $149 million based upon a return on common equity of 11.15%.  The $149 million net annual increase reflects an increase in base rates of $178 million offset by proposed corresponding reductions of $13 million to the off-system sales sharing rider, $9 million to the PJM cost rider and $7 million to the clean coal technology rider rates.  The request included an increase in depreciation rates that would result in an increase of approximately $25 million in annual depreciation expense.  Included in the depreciation rates increase was a decrease in the average remaining life of Tanners Creek Plant to account for the change in the retirement date of Tanners Creek Plant, Units 1-3 from 2020 to 2014.  In May 2012, I&M filed rebuttal testimony which changed the retirement date for Tanners Creek Plant, Units 1-3 to 2015.

In May 2012, the Indiana Office of Utility Consumer Counselor filed testimony that recommended an increase in base rates of $28 million, excluding reductions to certain riders, based upon a return on common equity of 9.2%.  I&M filed rebuttal testimony in May 2012 which supported an increase of $170 million in base rates, excluding reductions to certain riders.  Final hearings were held in June 2012.  A decision from the IURC is expected in the fourth quarter of 2012.  If the IURC disallows cost recovery, it could reduce future net income and cash flows and impact financial condition.

Cook Plant Life Cycle Management Project

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project (LCM Project), which consists of a group of capital projects for Cook Plant Units 1 and 2.  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.

In Indiana, I&M requested recovery of certain project costs, including interest, through a rider effective January 2013.  In Michigan, I&M requested that the MPSC approve a Certificate of Need and authorize I&M to defer, on an interim basis, incremental depreciation and related property tax costs, including interest, along with study, analysis and development costs until the applicable LCM costs are included in I&M’s base rates.  As of September 30, 2012, I&M has incurred $109 million related to the LCM Project, including AFUDC.

In August 2012, intervenors filed testimony in Indiana.  The Indiana Michigan Power Company Industrial Group recommended that I&M recover $229 million in a rider with the remaining costs requested in future base rate cases.  The Indiana Office of Utility Consumer Counselor (OUCC) recommended a maximum of $408 million of LCM project costs be recovered in a rider, and a maximum of $299 million for projects the OUCC believes are not related to LCM to be recovered in future base rates.  A hearing at the IURC is scheduled for January 2013.

Also in August 2012, the MPSC staff and other intervenors filed testimony in Michigan.  The recommendations ranged from the Association of Businesses Advocating Tariff Equity’s denial of deferral of costs but recovery of costs considered in future base rate cases to the Attorney General allowing recovery of LCM project costs of $848 million.  If I&M is not ultimately permitted to recover its LCM Project costs, it would reduce future net income and cash flows.

Rockport Plant

I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit one unit at its Rockport Plant with environmental controls estimated to cost $1.4 billion to comply with new requirements.  AEGCo and I&M jointly own Unit 1 and jointly lease Unit 2 of the Rockport Plant.  I&M is also evaluating options related to the maturity of the lease for Rockport Plant Unit 2 in 2022 and continues to investigate alternative compliance technologies for these units as part of its overall compliance strategy.  As of September 30, 2012, I&M has incurred $24 million, including AFUDC.  If I&M is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

In July 2012, certain intervenors filed testimony which recommended cost caps ranging from $1.1 billion to $1.4 billion if the IURC approved the CPCN.  In addition, the Indiana Office of Utility Consumer Counselor recommended the CPCN be denied until a more detailed project plan and cost estimates are filed with the IURC.  If I&M receives approval of a CPCN, I&M will file for cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.  A hearing is scheduled for December 2012.

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

In August 2010, the affected companies, including the AEP East companies, filed a compliance filing with the FERC.  If the compliance filing is accepted, the AEP East companies would have to pay refunds of approximately $20 million including estimated interest of $5 million.  A decision is pending from the FERC.  APCo’s, I&M’s and OPCo’s portions of potential refund payments are as follows:

Potential
Refund
Company	Payments
(in millions)
APCo	$6.4
I&M	3.7
OPCo	8.3

Not all parties have agreed to the compliance filing.  In August 2012, the FERC issued an order approving a settlement agreement resulting in the AEP East companies’ October 2012 collection of $8 million of previously deemed uncollectible SECA revenue.  There was no change in the reserve for net refunds due to the remaining uncertainty around negotiations with certain parties who have not agreed to the compliance filing.  The balance in the reserve for future settlements as of September 30, 2012 was $31 million.  APCo’s, I&M’s and OPCo’s reserve balances as of September 30, 2012 were:

Company	September 30, 2012
(in millions)
APCo	$10.0
I&M	5.9
OPCo	13.1

Based on the analysis of the May 2010 order, the compliance filing and recent settlements, management believes that the reserve is adequate to pay the refunds, including interest, that will be required should the compliance filing be made final.  Management cannot predict the ultimate outcome of this proceeding at the FERC which could impact future net income and cash flows.

Possible Termination of the Interconnection Agreement – Affecting APCo, I&M and OPCo

In December 2010, each of the members of the Interconnection Agreement gave notice to AEPSC and each other of its decision to terminate the Interconnection Agreement effective as of December 31, 2013 or such other date as ordered by the FERC.  Management intends to file an application with the FERC in the fourth quarter of 2012 to terminate the Interconnection Agreement.  It is unknown whether the Interconnection Agreement will be replaced by a new agreement among some or all of the members, whether individual companies will enter into bilateral or multi-party contracts with each other for power sales and purchases or asset transfers, or if each company will choose to operate independently.  If any of the members of the Interconnection Agreement experience decreases in revenues or increases in costs as a result of the termination of the Interconnection Agreement and are unable to recover the change in revenues and costs through rates, prices or additional sales, it could reduce future net income and cash flows.

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

AEP has two credit facilities totaling $3.25 billion, under which up to $1.35 billion may be issued as letters of credit.  As of September 30, 2012, the maximum future payments for letters of credit issued under the credit facilities were as follows:

Company	Amount	Maturity
	(in thousands)
I&M	$150	March 2013
OPCo	2,102	June 2013
SWEPCo	4,448	March 2013

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

Guarantees of Third-Party Obligations – Affecting SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  As of September 30, 2012, SWEPCo has collected approximately $58 million through a rider for final mine closure and reclamation costs, of which $10 million is recorded in Other Current Liabilities, $7 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $41 million is recorded in Asset Retirement Obligations on SWEPCo’s condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees – Affecting APCo, I&M, OPCo, PSO and SWEPCo

Contracts

The Registrant Subsidiaries enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2012, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of the AEP East companies related to power purchase and sale activity pursuant to the SIA.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to purchase power and sale activity pursuant to the SIA.

Master Lease Agreements

The Registrant Subsidiaries lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrant Subsidiaries are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2012, the maximum potential loss by Registrant Subsidiary for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Maximum
Company	Potential Loss
(in thousands)
APCo	$3,132
I&M	2,426
OPCo	3,556
PSO	1,167
SWEPCo	2,559

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $15 million and $17 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2012.

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

Alaskan Villages’ Claims – Affecting APCo, I&M, OPCo, PSO and SWEPCo

In 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in Federal Court in the Northern District of California against AEP, AEPSC and 22 other unrelated defendants including oil and gas companies, a coal company and other electric generating companies.  The complaint alleges that the defendants' emissions of CO2 contribute to global warming and constitute a public and private nuisance and that the defendants are acting together.  The complaint further alleges that some of the defendants, including AEP, conspired to create a false scientific debate about global warming in order to deceive the public and perpetuate the alleged nuisance.  The plaintiffs also allege that the effects of global warming will require the relocation of the village at an alleged cost of $95 million to $400 million.  In October 2009, the judge dismissed plaintiffs’ federal common law claim for nuisance, finding the claim barred by the political question doctrine and by plaintiffs’ lack of standing to bring the claim.  The judge also dismissed plaintiffs’ state law claims without prejudice to refiling in state court.  The plaintiffs appealed the decision.  In September 2012, the Ninth Circuit Court of Appeals affirmed the trial court’s decision, holding that the CAA displaced Kivalina’s claims for damages.  Plaintiffs have filed a petition for rehearing by the full court.  Management believes the action is without merit and will continue to defend against the claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

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

I&M maintains insurance through NEIL.  As of September 30, 2012, I&M recorded $64 million on its condensed balance sheet representing amounts recoverable from NEIL under the insurance policies.  Through September 30, 2012, I&M received payments from NEIL of $203 million for the cost incurred to date to repair the property damage and $185 million under an accidental outage policy.

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

4.  ACQUISITION AND IMPAIRMENTS

ACQUISITION

2011

Dresden Plant – Affecting APCo

In August 2011, APCo purchased the partially completed Dresden Plant from AEGCo, at cost, for $302 million.  The Dresden Plant was completed and placed in service in January 2012.  The Dresden Plant is located near Dresden, Ohio and is a natural gas, combined cycle power plant with a generating capacity of 580 MW.

IMPAIRMENTS

2012

Turk Plant (Utility Operations segment) – Affecting SWEPCo

In 2012, SWEPCo recorded a pretax write-off of $13 million in Asset Impairments and Other Related Charges on the condensed statements of income related to unrecoverable construction costs subject to the Texas capital costs cap portion of the Turk Plant.

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

Sporn Plant Unit 5 – Affecting OPCo

In the third quarter of 2011, management decided to no longer offer the output of Sporn Unit 5 into the PJM market.  Sporn Unit 5 is not expected to operate in the future, resulting in the removal of Sporn Unit 5 from the Interconnection Agreement.  As a result, in the third quarter of 2011, OPCo recorded a pretax write-off of $48 million in Asset Impairments and Other Related Charges on the condensed statements of income.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost by Registrant Subsidiary for the plans for the three and nine months ended September 30, 2012 and 2011:

APCo			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$1,892	$1,799	$1,346	$1,245
Interest Cost	7,553	8,073	4,616	4,867
Expected Return on Plan Assets	(10,486)	(10,458)	(4,188)	(4,496)
Amortization of Transition Obligation	-	-	201	286
Amortization of Prior Service Cost (Credit)	118	230	(716)	(42)
Amortization of Net Actuarial Loss	5,085	4,142	2,631	1,465
Net Periodic Benefit Cost	$4,162	$3,786	$3,890	$3,325

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$5,674	$5,399	$4,040	$3,737
Interest Cost	22,659	24,219	13,847	14,601
Expected Return on Plan Assets	(31,458)	(31,374)	(12,564)	(13,488)
Amortization of Transition Obligation	-	-	601	859
Amortization of Prior Service Cost (Credit)	356	688	(2,147)	(128)
Amortization of Net Actuarial Loss	15,254	12,427	7,894	4,379
Net Periodic Benefit Cost	$12,485	$11,359	$11,671	$9,960

I&M			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$2,477	$2,362	$1,655	$1,531
Interest Cost	6,562	6,931	3,196	3,402
Expected Return on Plan Assets	(9,392)	(9,213)	(3,212)	(3,471)
Amortization of Transition Obligation	-	-	33	47
Amortization of Prior Service Cost (Credit)	101	186	(595)	(59)
Amortization of Net Actuarial Loss	4,392	3,536	1,762	891
Net Periodic Benefit Cost	$4,140	$3,802	$2,839	$2,341

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$7,431	$7,085	$4,965	$4,590
Interest Cost	19,684	20,794	9,589	10,207
Expected Return on Plan Assets	(28,175)	(27,641)	(9,635)	(10,414)
Amortization of Transition Obligation	-	-	99	141
Amortization of Prior Service Cost (Credit)	305	558	(1,787)	(177)
Amortization of Net Actuarial Loss	13,177	10,608	5,287	2,674
Net Periodic Benefit Cost	$12,422	$11,404	$8,518	$7,021

OPCo			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$2,751	$2,557	$2,187	$1,957
Interest Cost	11,298	12,087	6,047	6,375
Expected Return on Plan Assets	(17,100)	(16,364)	(5,639)	(6,129)
Amortization of Transition Obligation	-	-	26	37
Amortization of Prior Service Cost (Credit)	186	368	(969)	(53)
Amortization of Net Actuarial Loss	7,610	6,207	3,418	2,265
Net Periodic Benefit Cost	$4,745	$4,855	$5,070	$4,452

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$8,253	$7,672	$6,561	$5,870
Interest Cost	33,895	36,263	18,142	19,123
Expected Return on Plan Assets	(51,301)	(49,097)	(16,917)	(18,385)
Amortization of Transition Obligation	-	-	78	112
Amortization of Prior Service Cost (Credit)	557	1,104	(2,905)	(160)
Amortization of Net Actuarial Loss	22,830	18,621	10,252	5,914
Net Periodic Benefit Cost	$14,234	$14,563	$15,211	$12,474

PSO			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$1,487	$1,440	$709	$655
Interest Cost	3,076	3,321	1,449	1,512
Expected Return on Plan Assets	(4,503)	(4,366)	(1,480)	(1,566)
Amortization of Prior Service Credit	(237)	(238)	(270)	(19)
Amortization of Net Actuarial Loss	2,051	1,690	797	389
Net Periodic Benefit Cost	$1,874	$1,847	$1,205	$971

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$4,463	$4,320	$2,127	$1,966
Interest Cost	9,226	9,964	4,348	4,535
Expected Return on Plan Assets	(13,511)	(13,098)	(4,441)	(4,698)
Amortization of Prior Service Credit	(711)	(713)	(809)	(57)
Amortization of Net Actuarial Loss	6,154	5,068	2,391	1,165
Net Periodic Benefit Cost	$5,621	$5,541	$3,616	$2,911

SWEPCo			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$1,775	$1,644	$831	$757
Interest Cost	3,134	3,333	1,669	1,742
Expected Return on Plan Assets	(4,717)	(4,596)	(1,699)	(1,800)
Amortization of Prior Service Cost (Credit)	(198)	(199)	(234)	64
Amortization of Net Actuarial Loss	2,083	1,690	915	447
Net Periodic Benefit Cost	$2,077	$1,872	$1,482	$1,210

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service Cost	$5,324	$4,930	$2,493	$2,271
Interest Cost	9,403	9,999	5,005	5,227
Expected Return on Plan Assets	(14,150)	(13,786)	(5,096)	(5,400)
Amortization of Prior Service Cost (Credit)	(595)	(597)	(700)	193
Amortization of Net Actuarial Loss	6,248	5,070	2,744	1,339
Net Periodic Benefit Cost	$6,230	$5,616	$4,446	$3,630

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

STRATEGIES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS TO ACHIEVE OBJECTIVES

Risk Management Strategies

The strategy surrounding the use of derivative instruments primarily focuses on managing risk exposures, future cash flows and creating value utilizing both economic and formal hedging strategies.  The risk management strategies also include the use of derivative instruments for trading purposes, focusing on seizing market opportunities to create value driven by expected changes in the market prices of the commodities in which AEPSC transacts on behalf of the Registrant Subsidiaries.  To accomplish these objectives, AEPSC, on behalf of the Registrant Subsidiaries, primarily employs risk management contracts including physical forward purchase and sale contracts, financial forward purchase and sale contracts and financial swap instruments.  Not all risk management contracts meet the definition of a derivative under the accounting guidance for “Derivatives and Hedging.”  Derivative risk management contracts elected normal under the normal purchases and normal sales scope exception are not subject to the requirements of this accounting guidance.

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

The following tables represent the gross notional volume of the Registrant Subsidiaries’ outstanding derivative contracts as of September 30, 2012 and December 31, 2011:

Notional Volume of Derivative Instruments
September 30, 2012

Primary Risk	Unit of
Exposure	Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWHs	142,425	98,176	200,993	14	16
Coal	Tons	2,498	2,944	5,052	2,416	2,241
Natural Gas	MMBtus	11,127	7,647	15,703	13	15
Heating Oil and
Gasoline	Gallons	858	440	1,041	494	471
Interest Rate	USD	$29,011	$19,936	$40,940	$-	$-

Interest Rate and
Foreign Currency	USD	$-	$200,000	$-	$-	$-

Notional Volume of Derivative Instruments
December 31, 2011

Primary Risk	Unit of
Exposure	Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWHs	169,459	109,326	229,468	39	49
Coal	Tons	3,714	1,920	8,337	3,574	2,974
Natural Gas	MMBtus	7,923	5,081	10,728	115	145
Heating Oil and
Gasoline	Gallons	1,057	525	1,254	618	569
Interest Rate	USD	$31,029	$19,890	$42,093	$175	$203

Interest Rate and
Foreign Currency	USD	$-	$200,000	$-	$-	$200,069

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrant Subsidiaries reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrant Subsidiaries are required to post or receive cash collateral based on third party contractual agreements and risk profiles.  For the September 30, 2012 and December 31, 2011 balance sheets, the Registrant Subsidiaries netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	September 30, 2012		December 31, 2011
	Cash Collateral	Cash Collateral	Cash Collateral	Cash Collateral
	Received	Paid	Received	Paid
	Netted Against	Netted Against	Netted Against	Netted Against
	Risk Management	Risk Management	Risk Management	Risk Management
Company	Assets	Liabilities	Assets	Liabilities
	(in thousands)
APCo	$2,375	$10,408	$4,291	$28,964
I&M	1,632	7,151	2,752	18,547
OPCo	3,352	14,687	5,810	39,183
PSO	5	9	53	130
SWEPCo	6	9	66	124

The following tables represent the gross fair value of the Registrant Subsidiaries’ derivative activity on the condensed balance sheets as of September 30, 2012 and December 31, 2011:

Fair Value of Derivative Instruments
September 30, 2012

APCo
	Risk
	Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in thousands)
Current Risk Management Assets	$165,813	$1,307	$-	$(135,893)	$31,227
Long-term Risk Management Assets	82,738	291	-	(44,658)	38,371
Total Assets	248,551	1,598	-	(180,551)	69,598

Current Risk Management Liabilities	157,836	1,757	-	(141,267)	18,326
Long-term Risk Management Liabilities	68,293	419	-	(47,907)	20,805
Total Liabilities	226,129	2,176	-	(189,174)	39,131

Total MTM Derivative Contract Net
Assets (Liabilities)	$22,422	$(578)	$-	$8,623	$30,467

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

Fair Value of Derivative Instruments
September 30, 2012

I&M
	Risk
	Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in thousands)
Current Risk Management Assets	$118,202	$882	$-	$(90,582)	$28,502
Long-term Risk Management Assets	56,711	199	-	(30,606)	26,304
Total Assets	174,913	1,081	-	(121,188)	54,806

Current Risk Management Liabilities	105,794	1,204	20,465	(94,275)	33,188
Long-term Risk Management Liabilities	47,380	287	-	(32,838)	14,829
Total Liabilities	153,174	1,491	20,465	(127,113)	48,017

Total MTM Derivative Contract Net
Assets (Liabilities)	$21,739	$(410)	$(20,465)	$5,925	$6,789

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

Fair Value of Derivative Instruments
September 30, 2012

OPCo
	Risk
	Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in thousands)
Current Risk Management Assets	$242,904	$1,827	$-	$(200,027)	$44,704
Long-term Risk Management Assets	117,272	410	-	(63,355)	54,327
Total Assets	360,176	2,237	-	(263,382)	99,031

Current Risk Management Liabilities	231,792	2,477	-	(207,611)	26,658
Long-term Risk Management Liabilities	96,861	591	-	(67,939)	29,513
Total Liabilities	328,653	3,068	-	(275,550)	56,171

Total MTM Derivative Contract Net
Assets (Liabilities)	$31,523	$(831)	$-	$12,168	$42,860

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

Fair Value of Derivative Instruments
September 30, 2012

PSO
	Risk
	Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in thousands)
Current Risk Management Assets	$4,868	$54	$-	$(4,377)	$545
Long-term Risk Management Assets	300	4	-	(180)	124
Total Assets	5,168	58	-	(4,557)	669

Current Risk Management Liabilities	9,435	13	-	(4,377)	5,071
Long-term Risk Management Liabilities	1,230	5	-	(184)	1,051
Total Liabilities	10,665	18	-	(4,561)	6,122

Total MTM Derivative Contract Net
Assets (Liabilities)	$(5,497)	$40	$-	$4	$(5,453)

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

Fair Value of Derivative Instruments
September 30, 2012

SWEPCo
	Risk
	Management
	Contracts	Hedging Contracts
			Interest Rate
			and Foreign
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Other (b)	Total
	(in thousands)
Current Risk Management Assets	$7,888	$51	$-	$(7,234)	$705
Long-term Risk Management Assets	467	4	-	(293)	178
Total Assets	8,355	55	-	(7,527)	883

Current Risk Management Liabilities	11,369	12	-	(7,233)	4,148
Long-term Risk Management Liabilities	425	6	-	(297)	134
Total Liabilities	11,794	18	-	(7,530)	4,282

Total MTM Derivative Contract Net
Assets (Liabilities)	$(3,439)	$37	$-	$3	$(3,399)

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

The tables below present the Registrant Subsidiaries’ activity of derivative risk management contracts for the three and nine months ended September 30, 2012 and 2011:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2012

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$378	$3,814	$87	$71	$174
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	(138)	(1,213)	3,000	598	115
Regulatory Liabilities (a)	(1,672)	(5,267)	(6,788)	2	11
Total Gain (Loss) on Risk Management
Contracts	$(1,432)	$(2,666)	$(3,701)	$671	$300

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2011

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$960	$3,094	$4,652	$(530)	$(186)
Sales to AEP Affiliates	103	58	126	2	2
Fuel and Other Consumables Used for
Electric Generation	-	-	(2)	-	-
Regulatory Assets (a)	139	71	(2,846)	(264)	(219)
Regulatory Liabilities (a)	(1,058)	(2,566)	26	1,930	174
Total Gain (Loss) on Risk Management
Contracts	$144	$657	$1,956	$1,138	$(229)

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2012

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$(548)	$9,206	$11,118	$231	$426
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	(6,133)	(7,228)	(9,026)	(5,360)	(6,977)
Regulatory Liabilities (a)	8,166	1,851	390	3	6
Total Gain (Loss) on Risk Management
Contracts	$1,485	$3,829	$2,482	$(5,126)	$(6,545)

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2011

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$3,659	$12,211	$26,806	$128	$340
Sales to AEP Affiliates	136	81	171	2	2
Fuel and Other Consumables Used for
Electric Generation	-	-	(2)	-	-
Regulatory Assets (a)	373	186	(7,028)	285	2,975
Regulatory Liabilities (a)	9,827	(4,230)	(105)	2,509	58
Total Gain (Loss) on Risk Management
Contracts	$13,995	$8,248	$19,842	$2,924	$3,375

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

The Registrant Subsidiaries record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the condensed statements of income.  During the three and nine months ended September 30, 2012 and 2011, the Registrant Subsidiaries did not designate any fair value hedging strategies.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on the condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets, depending on the specific nature of the risk being hedged.  During the three and nine months ended September 30, 2012 and 2011, APCo, I&M and OPCo designated power, coal and natural gas derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on the condensed statements of income.  During the three and nine months ended September 30, 2012 and 2011, the Registrant Subsidiaries designated heating oil and gasoline derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Interest Expense on the condensed statements of income in those periods in which hedged interest payments occur.  During the three and nine months ended September 30, 2012, I&M and SWEPCo designated interest rate derivatives as cash flow hedges.  During the three and nine months ended September 30, 2011, I&M and SWEPCo designated interest rate derivatives as cash flow hedges.  During the nine months ended September 30, 2011, APCo and PSO designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Depreciation and Amortization expense on the condensed statements of income over the depreciable lives of the fixed assets that were designated as the hedged items in qualifying foreign currency hedging relationships.  During the three and nine months ended September 30, 2012 and 2011, SWEPCo designated foreign currency derivatives as cash flow hedges.

During the three and nine months ended September 30, 2012 and 2011, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

The following tables provide details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2012 and 2011.  All amounts in the following tables are presented net of related income taxes.

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Three Months Ended September 30, 2012

Commodity Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2012	$(1,820)	$(1,246)	$(2,639)	$(102)	$(97)
Changes in Fair Value Recognized in AOCI	1,302	887	1,915	126	123
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	(4)	(10)	(23)	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	35	88	221	-	-
Other Operation Expense	(4)	(1)	(6)	-	1
Maintenance Expense	12	4	7	5	4
Property, Plant and Equipment	3	1	1	5	3
Regulatory Assets (a)	114	20	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2012	$(362)	$(257)	$(524)	$34	$34

Interest Rate and
Foreign Currency Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2012	$1,562	$(19,015)	$8,774	$6,839	$(16,806)
Changes in Fair Value Recognized in AOCI	-	(1,542)	1	1	(1)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Other Operation Expense	-	-	-	-	-
Depreciation and Amortization
Expense	-	-	1	-	-
Interest Expense	261	149	(341)	(190)	567
Balance in AOCI as of September 30, 2012	$1,823	$(20,408)	$8,435	$6,650	$(16,240)

Total Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2012	$(258)	$(20,261)	$6,135	$6,737	$(16,903)
Changes in Fair Value Recognized in AOCI	1,302	(655)	1,916	127	122
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	(4)	(10)	(23)	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	35	88	221	-	-
Other Operation Expense	(4)	(1)	(6)	-	1
Maintenance Expense	12	4	7	5	4
Depreciation and Amortization
Expense	-	-	1	-	-
Interest Expense	261	149	(341)	(190)	567
Property, Plant and Equipment	3	1	1	5	3
Regulatory Assets (a)	114	20	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2012	$1,461	$(20,665)	$7,911	$6,684	$(16,206)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Three Months Ended September 30, 2011

Commodity Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2011	$669	$378	$837	$140	$132
Changes in Fair Value Recognized in AOCI	(646)	(332)	(765)	(162)	(148)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	84	167	461	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	(70)	(148)	(402)	-	-
Other Operation Expense	(32)	(22)	(50)	(28)	(28)
Maintenance Expense	(51)	(21)	(46)	(20)	(21)
Property, Plant and Equipment	(51)	(28)	(63)	(32)	(27)
Regulatory Assets (a)	53	5	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2011	$(44)	$(1)	$(28)	$(102)	$(92)

Interest Rate and
Foreign Currency Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2011	$486	$(8,004)	$10,133	$7,598	$(3,057)
Changes in Fair Value Recognized in AOCI	-	(4,764)	-	-	(10,896)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Other Operation Expense	-	-	-	-	-
Depreciation and Amortization
Expense	-	-	1	-	-
Interest Expense	269	252	(340)	(190)	207
Balance in AOCI as of September 30, 2011	$755	$(12,516)	$9,794	$7,408	$(13,746)

Total Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of June 30, 2011	$1,155	$(7,626)	$10,970	$7,738	$(2,925)
Changes in Fair Value Recognized in AOCI	(646)	(5,096)	(765)	(162)	(11,044)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	84	167	461	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	(70)	(148)	(402)	-	-
Other Operation Expense	(32)	(22)	(50)	(28)	(28)
Maintenance Expense	(51)	(21)	(46)	(20)	(21)
Depreciation and Amortization
Expense	-	-	1	-	-
Interest Expense	269	252	(340)	(190)	207
Property, Plant and Equipment	(51)	(28)	(63)	(32)	(27)
Regulatory Assets (a)	53	5	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2011	$711	$(12,517)	$9,766	$7,306	$(13,838)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Nine Months Ended September 30, 2012

Commodity Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2011	$(1,309)	$(819)	$(1,748)	$(69)	$(62)
Changes in Fair Value Recognized in AOCI	(946)	(741)	(1,487)	110	106
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	(7)	(19)	(47)	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	411	1,074	2,806	-	-
Other Operation Expense	(20)	(11)	(30)	(11)	(8)
Maintenance Expense	3	-	(3)	3	1
Property, Plant and Equipment	(9)	(6)	(15)	1	(3)
Regulatory Assets (a)	1,515	265	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2012	$(362)	$(257)	$(524)	$34	$34

Interest Rate and
Foreign Currency Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2011	$1,024	$(14,465)	$9,454	$7,218	$(15,462)
Changes in Fair Value Recognized in AOCI	-	(6,390)	1	1	(2,778)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Other Operation Expense	-	-	-	-	-
Depreciation and Amortization
Expense	-	-	3	-	-
Interest Expense	799	447	(1,023)	(569)	2,000
Balance in AOCI as of September 30, 2012	$1,823	$(20,408)	$8,435	$6,650	$(16,240)

Total Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2011	$(285)	$(15,284)	$7,706	$7,149	$(15,524)
Changes in Fair Value Recognized in AOCI	(946)	(7,131)	(1,486)	111	(2,672)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	(7)	(19)	(47)	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	411	1,074	2,806	-	-
Other Operation Expense	(20)	(11)	(30)	(11)	(8)
Maintenance Expense	3	-	(3)	3	1
Depreciation and Amortization
Expense	-	-	3	-	-
Interest Expense	799	447	(1,023)	(569)	2,000
Property, Plant and Equipment	(9)	(6)	(15)	1	(3)
Regulatory Assets (a)	1,515	265	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2012	$1,461	$(20,665)	$7,911	$6,684	$(16,206)

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Nine Months Ended September 30, 2011

Commodity Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2010	$(273)	$(178)	$(364)	$88	$82
Changes in Fair Value Recognized in AOCI	(523)	(279)	(622)	18	20
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	255	553	1,495	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	(24)	(46)	(127)	-	-
Other Operation Expense	(76)	(59)	(133)	(75)	(74)
Maintenance Expense	(141)	(53)	(116)	(49)	(53)
Property, Plant and Equipment	(131)	(67)	(161)	(84)	(67)
Regulatory Assets (a)	869	128	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2011	$(44)	$(1)	$(28)	$(102)	$(92)

Interest Rate and
Foreign Currency Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2010	$217	$(8,507)	$10,813	$8,406	$(4,272)
Changes in Fair Value Recognized in AOCI	(373)	(4,764)	-	(476)	(10,095)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Other Operation Expense	-	-	-	-	-
Depreciation and Amortization
Expense	-	-	3	-	-
Interest Expense	911	755	(1,022)	(522)	621
Balance in AOCI as of September 30, 2011	$755	$(12,516)	$9,794	$7,408	$(13,746)

Total Contracts	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance in AOCI as of December 31, 2010	$(56)	$(8,685)	$10,449	$8,494	$(4,190)
Changes in Fair Value Recognized in AOCI	(896)	(5,043)	(622)	(458)	(10,075)
Amount of (Gain) or Loss Reclassified
from AOCI to Statement of Income/within
Balance Sheet:
Electric Generation, Transmission, and
Distribution Revenues	255	553	1,495	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Purchased Electricity for Resale	(24)	(46)	(127)	-	-
Other Operation Expense	(76)	(59)	(133)	(75)	(74)
Maintenance Expense	(141)	(53)	(116)	(49)	(53)
Depreciation and Amortization
Expense	-	-	3	-	-
Interest Expense	911	755	(1,022)	(522)	621
Property, Plant and Equipment	(131)	(67)	(161)	(84)	(67)
Regulatory Assets (a)	869	128	-	-	-
Regulatory Liabilities (a)	-	-	-	-	-
Balance in AOCI as of September 30, 2011	$711	$(12,517)	$9,766	$7,306	$(13,838)

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of September 30, 2012 and December 31, 2011 were:
Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
September 30, 2012

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
		Interest Rate		Interest Rate		Interest Rate
		and Foreign		and Foreign		and Foreign
Company	Commodity	Currency	Commodity	Currency	Commodity	Currency
	(in thousands)
APCo	$925	$-	$1,503	$-	$(362)	$1,823
I&M	622	-	1,032	20,465	(257)	(20,408)
OPCo	1,289	-	2,120	-	(524)	8,435
PSO	46	-	6	-	34	6,650
SWEPCo	43	-	6	-	34	(16,240)

	Expected to be Reclassified to
	Net Income During the Next
	Twelve Months
			Maximum Term for
		Interest Rate	Exposure to
		and Foreign	Variability of Future
Company	Commodity	Currency	Cash Flows
	(in thousands)		(in months)
APCo	$(278)	$(1,013)	20
I&M	(202)	(1,316)	20
OPCo	(405)	1,359	20
PSO	36	759	15
SWEPCo	34	(2,369)	15

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
December 31, 2011

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
		Interest Rate		Interest Rate		Interest Rate
		and Foreign		and Foreign		and Foreign
Company	Commodity	Currency	Commodity	Currency	Commodity	Currency
	(in thousands)
APCo	$431	$-	$2,418	$-	$(1,309)	$1,024
I&M	277	-	1,523	10,637	(819)	(14,465)
OPCo	584	-	3,239	-	(1,748)	9,454
PSO	-	-	107	-	(69)	7,218
SWEPCo	-	3	97	19,143	(62)	(15,462)

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

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, the Registrant Subsidiaries are obligated to post an additional amount of collateral if certain credit ratings decline below investment grade.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  The Registrant Subsidiaries have not experienced a downgrade below investment grade.  The following tables represent: (a) the Registrant Subsidiaries’ aggregate fair values of such derivative contracts, (b) the amount of collateral the Registrant Subsidiaries would have been required to post for all derivative and non-derivative contracts if credit ratings of the Registrant Subsidiaries had declined below investment grade and (c) how much was attributable to RTO and ISO activities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Liabilities for	Amount of Collateral the	Amount
	Derivative Contracts	Registrant Subsidiaries	Attributable to
	with Credit	Would Have Been	RTO and ISO
Company	Downgrade Triggers	Required to Post	Activities
	(in thousands)
APCo	$2,155	$4,301	$4,301
I&M	1,481	2,956	2,956
OPCo	3,042	6,070	6,070
PSO	-	1,288	885
SWEPCo	-	1,517	1,042

	December 31, 2011
	Liabilities for	Amount of Collateral the	Amount
	Derivative Contracts	Registrant Subsidiaries	Attributable to
	with Credit	Would Have Been	RTO and ISO
Company	Downgrade Triggers	Required to Post	Activities
	(in thousands)
APCo	$10,007	$6,211	$6,211
I&M	6,418	3,983	3,983
OPCo	13,550	8,410	8,410
PSO	-	856	414
SWEPCo	-	1,128	522

As of September 30, 2012 and December 31, 2011, the Registrant Subsidiaries were not required to post any collateral.

In addition, a majority of the Registrant Subsidiaries’ non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable.  These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts.  The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral posted by the Registrant Subsidiaries and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering the Registrant Subsidiaries’ contractual netting arrangements as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in thousands)
APCo	$64,466	$76	$33,019
I&M	64,767	52	43,156
OPCo	90,977	107	46,597
PSO	26	-	16
SWEPCo	30	-	19

	December 31, 2011
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in thousands)
APCo	$76,868	$8,107	$27,603
I&M	59,936	5,200	28,339
OPCo	104,091	10,978	37,380
PSO	142	-	61
SWEPCo	19,322	-	19,220

8.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  The AEP System’s market risk oversight staff independently monitors its valuation policies and procedures and provides members of the Commercial Operations Risk Committee (CORC) various daily, weekly and monthly reports, regarding compliance with policies and procedures.  The CORC consists of AEPSC’s Chief Operation Officer, Chief Financial Officer, Senior Vice President of Commercial Operations and Chief Risk Officer.

For commercial activities, exchange traded derivatives, namely futures contracts, are generally fair valued based on unadjusted quoted prices in active markets and are classified as Level 1.  Level 2 inputs primarily consist of OTC broker quotes in moderately active or less active markets, as well as exchange traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1.  Management verifies price curves using these broker quotes and classifies these fair values within Level 2 when substantially all of the fair value can be corroborated.  Management typically obtains multiple broker quotes, which are non-binding in nature, but are based on recent trades in the marketplace.  When multiple broker quotes are obtained, the quoted bid and ask prices are averaged.  In certain circumstances, a broker quote may be discarded if it is a clear outlier.  Management uses a historical correlation analysis between the broker quoted location and the illiquid locations.  If the points are highly correlated, these locations are included within Level 2 as well.  Certain OTC and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information.  Long-dated and illiquid complex or structured transactions, FTRs and counterparty credit risk can introduce the need for internally developed modeling inputs based upon extrapolations and assumptions of observable market data to estimate fair value.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3.  The main driver of the contracts being classified as Level 3 is the inability to substantiate energy price curves in the market.  A significant portion of the Level 3 instruments have been economically hedged which greatly limits potential earnings volatility.

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

The book values and fair values of Long-term Debt for the Registrant Subsidiaries as of September 30, 2012 and December 31, 2011 are summarized in the following table:

	September 30, 2012		December 31, 2011
Company	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
APCo	$3,702,283	$4,597,740	$3,726,251	$4,431,912
I&M	2,109,630	2,431,912	2,057,675	2,339,344
OPCo	3,860,242	4,589,998	4,054,148	4,665,739
PSO	949,884	1,187,155	947,364	1,123,306
SWEPCo	2,046,139	2,424,311	1,728,637	2,019,094

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

The following is a summary of nuclear trust fund investments as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Estimated	Gross	Other-Than-	Estimated	Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in thousands)
Cash and Cash Equivalents	$12,945	$-	$-	$18,229	$-	$-
Fixed Income Securities:
United States Government	693,127	107,721	(612)	543,506	60,946	(547)
Corporate Debt	35,798	5,531	(1,435)	53,979	4,932	(1,536)
State and Local Government	226,142	1,301	(660)	329,986	(430)	(2,236)
Subtotal Fixed Income Securities	955,067	114,553	(2,707)	927,471	65,448	(4,319)
Equity Securities - Domestic	731,679	291,224	(77,662)	646,032	214,748	(79,536)
Spent Nuclear Fuel and
Decommissioning Trusts	$1,699,691	$405,777	$(80,369)	$1,591,732	$280,196	$(83,855)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds from Investment Sales	$181,988	$361,001	$698,567	$825,689
Purchases of Investments	199,150	378,607	744,131	870,769
Gross Realized Gains on Investment Sales	2,046	17,256	6,978	29,661
Gross Realized Losses on Investment Sales	924	11,313	3,143	20,603

The adjusted cost of fixed income securities was $840 million and $862 million as of September 30, 2012 and December 31, 2011, respectively.  The adjusted cost of equity securities was $441 million and $431 million as of September 30, 2012 and December 31, 2011, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2012 was as follows:

Fair Value of
Fixed Income
Securities
(in thousands)
Within 1 year	$136,610
1 year – 5 years	356,630
5 years – 10 years	265,125
After 10 years	196,702
Total	$955,067

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012
APCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$4,301	$219,033	$23,357	$(178,608)	$68,083
Cash Flow Hedges:
Commodity Hedges (a)	-	1,306	289	(670)	925
De-designated Risk Management Contracts (b)	-	-	-	590	590
Total Risk Management Assets	$4,301	$220,339	$23,646	$(178,688)	$69,598

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$1,931	$209,732	$12,606	$(186,641)	$37,628
Cash Flow Hedges:
Commodity Hedges (a)	-	2,173	-	(670)	1,503
Total Risk Management Liabilities	$1,931	$211,905	$12,606	$(187,311)	$39,131

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011
APCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$4,680	$302,128	$25,423	$(255,324)	$76,907
Cash Flow Hedges:
Commodity Hedges (a)	-	1,095	-	(664)	431
De-designated Risk Management Contracts (b)	-	-	-	1,533	1,533
Total Risk Management Assets	$4,680	$303,223	$25,423	$(254,455)	$78,871

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$2,535	$291,194	$23,379	$(279,997)	$37,111
Cash Flow Hedges:
Commodity Hedges (a)	-	3,009	73	(664)	2,418
Total Risk Management Liabilities	$2,535	$294,203	$23,452	$(280,661)	$39,529

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012
I&M
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$2,955	$154,581	$16,051	$(119,809)	$53,778
Cash Flow Hedges:
Commodity Hedges (a)	-	880	198	(456)	622
De-designated Risk Management Contracts (b)	-	-	-	406	406
Total Risk Management Assets	2,955	155,461	16,249	(119,859)	54,806

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	-	4,995	-	7,950	12,945
Fixed Income Securities:
United States Government	-	693,127	-	-	693,127
Corporate Debt	-	35,798	-	-	35,798
State and Local Government	-	226,142	-	-	226,142
Subtotal Fixed Income Securities	-	955,067	-	-	955,067
Equity Securities - Domestic (e)	731,679	-	-	-	731,679
Total Spent Nuclear Fuel and Decommissioning Trusts	731,679	960,062	-	7,950	1,699,691

Total Assets	$734,634	$1,115,523	$16,249	$(111,909)	$1,754,497

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$1,327	$141,858	$8,663	$(125,328)	$26,520
Cash Flow Hedges:
Commodity Hedges (a)	-	1,488	-	(456)	1,032
Interest Rate/Foreign Currency Hedges	-	20,465	-	-	20,465
Total Risk Management Liabilities	$1,327	$163,811	$8,663	$(125,784)	$48,017

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	December 31, 2011
I&M
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$3,001	$203,175	$16,305	$(162,227)	$60,254
Cash Flow Hedges:
Commodity Hedges (a)	-	702	-	(425)	277
De-designated Risk Management Contracts (b)	-	-	-	983	983
Total Risk Management Assets	3,001	203,877	16,305	(161,669)	61,514

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	-	5,431	-	12,798	18,229
Fixed Income Securities:
United States Government	-	543,506	-	-	543,506
Corporate Debt	-	53,979	-	-	53,979
State and Local Government	-	329,986	-	-	329,986
Subtotal Fixed Income Securities	-	927,471	-	-	927,471
Equity Securities - Domestic (e)	646,032	-	-	-	646,032
Total Spent Nuclear Fuel and Decommissioning Trusts	646,032	932,902	-	12,798	1,591,732

Total Assets	$649,033	$1,136,779	$16,305	$(148,871)	$1,653,246

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$1,626	$185,092	$14,995	$(178,022)	$23,691
Cash Flow Hedges:
Commodity Hedges (a)	-	1,901	47	(425)	1,523
Interest Rate/Foreign Currency Hedges	-	10,637	-	-	10,637
Total Risk Management Liabilities	$1,626	$197,630	$15,042	$(178,447)	$35,851

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012
OPCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Other Cash Deposits (c)	$-	$26	$-	$39	$65

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	6,069	318,501	32,962	(260,623)	96,909
Cash Flow Hedges:
Commodity Hedges (a)	-	1,824	407	(942)	1,289
De-designated Risk Management Contracts (b)	-	-	-	833	833
Total Risk Management Assets	6,069	320,325	33,369	(260,732)	99,031

Total Assets	$6,069	$320,351	$33,369	$(260,693)	$99,096

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$2,726	$305,493	$17,790	$(271,958)	$54,051
Cash Flow Hedges:
Commodity Hedges (a)	-	3,062	-	(942)	2,120
Total Risk Management Liabilities	$2,726	$308,555	$17,790	$(272,900)	$56,171

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011
OPCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Other Cash Deposits (c)	$26	$-	$-	$22	$48

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	6,339	421,249	34,425	(356,766)	105,247
Cash Flow Hedges:
Commodity Hedges (a)	-	1,483	-	(899)	584
De-designated Risk Management Contracts (b)	-	-	-	2,076	2,076
Total Risk Management Assets	6,339	422,732	34,425	(355,589)	107,907

Total Assets	$6,365	$422,732	$34,425	$(355,567)	$107,955

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$3,433	$406,259	$31,659	$(390,139)	$51,212
Cash Flow Hedges:
Commodity Hedges (a)	-	4,038	100	(899)	3,239
Total Risk Management Liabilities	$3,433	$410,297	$31,759	$(391,038)	$54,451

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012
PSO
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$8	$5,126	$-	$(4,511)	$623
Cash Flow Hedges:
Commodity Hedges (a)	-	58	-	(12)	46
Total Risk Management Assets	$8	$5,184	$-	$(4,523)	$669

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$6	$10,625	$-	$(4,515)	$6,116
Cash Flow Hedges:
Commodity Hedges (a)	-	18	-	(12)	6
Total Risk Management Liabilities	$6	$10,643	$-	$(4,527)	$6,122
Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011
PSO
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$97	$7,797	$-	$(7,015)	$879

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$53	$9,542	$-	$(7,092)	$2,503
Cash Flow Hedges:
Commodity Hedges	-	107	-	-	107
Total Risk Management Liabilities	$53	$9,649	$-	$(7,092)	$2,610

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012
SWEPCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (c)	$14,108	$-	$-	$2,518	$16,626

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	9	8,303	-	(7,472)	840
Cash Flow Hedges:
Commodity Hedges (a)	-	55	-	(12)	43
Total Risk Management Assets	9	8,358	-	(7,484)	883

Total Assets	$14,117	$8,358	$-	$(4,966)	$17,509

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$7	$11,744	$-	$(7,475)	$4,276
Cash Flow Hedges:
Commodity Hedges (a)	-	18	-	(12)	6
Total Risk Management Liabilities	$7	$11,762	$-	$(7,487)	$4,282

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011
SWEPCo
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (f)	$122	$7,023	$-	$(6,421)	$724
Cash Flow Hedges:
Interest Rate/Foreign Currency Hedges	-	3	-	-	3
Total Risk Management Assets	$122	$7,026	$-	$(6,421)	$727

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (f)	$66	$11,753	$-	$(6,479)	$5,340
Cash Flow Hedges:
Commodity Hedges	-	97	-	-	97
Interest Rate/Foreign Currency Hedges	-	19,143	-	-	19,143
Total Risk Management Liabilities	$66	$30,993	$-	$(6,479)	$24,580

(a)	Amounts in “Other” column primarily represent counterparty netting of risk management and hedging contracts and associated cash collateral under the accounting guidance for “Derivatives and Hedging.”
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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2012	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of June 30, 2012	$12,864	$9,049	$18,969	$-	$-
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(3,540)	(2,440)	(5,024)	-	-
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	(1,030)	-	-
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	403	277	571	-	-
Purchases, Issuances and Settlements (c)	929	635	1,299	-	-
Transfers into Level 3 (d) (f)	654	460	964	-	-
Transfers out of Level 3 (e) (f)	(287)	(202)	(423)	-	-
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	17	(193)	253	-	-
Balance as of September 30, 2012	$11,040	$7,586	$15,579	$-	$-

Three Months Ended September 30, 2011	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of June 30, 2011	$5,321	$3,150	$6,759	$-	$-
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(4,553)	(2,904)	(6,138)	-	-
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	(939)	-	-
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	(7)	(7)	(13)	-	-
Purchases, Issuances and Settlements (c)	358	297	599	-	-
Transfers into Level 3 (d) (f)	-	-	-	-	-
Transfers out of Level 3 (e) (f)	(259)	(154)	(330)	-	-
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	(91)	112	1,103	-	-
Balance as of September 30, 2011	$769	$494	$1,041	$-	$-

Nine Months Ended September 30, 2012	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2011	$1,971	$1,263	$2,666	$-	$-
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(5,108)	(3,488)	(7,316)	-	-
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	4,973	-	-
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	312	211	435	-	-
Purchases, Issuances and Settlements (c)	10,605	7,325	15,375	-	-
Transfers into Level 3 (d) (f)	4,142	2,749	5,789	-	-
Transfers out of Level 3 (e) (f)	(4,910)	(3,193)	(6,733)	-	-
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	4,028	2,719	390	-	-
Balance as of September 30, 2012	$11,040	$7,586	$15,579	$-	$-

Nine Months Ended September 30, 2011	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2010	$5,131	$3,108	$6,583	$1	$2
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(2,373)	(1,401)	(3,007)	-	-
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	1,947	-	-
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	(45)	(29)	(61)	-	-
Purchases, Issuances and Settlements (c)	2,835	1,656	3,567	-	-
Transfers into Level 3 (d) (f)	1,299	764	1,638	-	-
Transfers out of Level 3 (e) (f)	(3,057)	(1,834)	(3,908)	-	-
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	(3,021)	(1,770)	(5,718)	(1)	(2)
Balance as of September 30, 2011	$769	$494	$1,041	$-	$-

(a)	Included in revenues on the condensed statements of income.
(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.
(c)	Represents the settlement of risk management commodity contracts for the reporting period.
(d)	Represents existing assets or liabilities that were previously categorized as Level 2.
(e)	Represents existing assets or liabilities that were previously categorized as Level 3.
(f)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.
(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory assets/liabilities.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2012:

APCo	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$21,300	$10,451	Discounted Cash Flow	Forward Market Price	$10.45	$63.25
FTRs	2,346	2,155	Discounted Cash Flow	Forward Market Price	(3.81)	9.92
Total	$23,646	$12,606

I&M	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$14,637	$7,182	Discounted Cash Flow	Forward Market Price	$10.45	$63.25
FTRs	1,612	1,481	Discounted Cash Flow	Forward Market Price	(3.81)	9.92
Total	$16,249	$8,663

OPCo	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$30,058	$14,748	Discounted Cash Flow	Forward Market Price	$10.45	$63.25
FTRs	3,311	3,042	Discounted Cash Flow	Forward Market Price	(3.81)	9.92
Total	$33,369	$17,790

(a)	Represents market prices in dollars per MWh.

9.  INCOME TAXES

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

The Registrant Subsidiaries file income tax returns in various state and local jurisdictions.  These taxing authorities routinely examine their tax returns and the Registrant Subsidiaries are currently under examination in several state and local jurisdictions.  Management believes that previously filed tax returns have positions that may be challenged by these tax authorities.  However, management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such challenges and that the ultimate resolution of these audits will not materially impact net income.  With few exceptions, the Registrant Subsidiaries are no longer subject to state or local income tax examinations by tax authorities for years before 2000.  In March 2012, AEP settled all outstanding franchise tax issues with the State of Ohio for the years 2000 through 2009.  The settlements did not have a material impact on the Registrant Subsidiaries' net income, cash flows or financial condition.

Uncertain Tax Positions

The reconciliation of the beginning and ending amount of unrecognized tax benefits for OPCo as a result of the franchise tax settlement with the State of Ohio is as follows:

OPCo
(in thousands)
Balance as of December 31, 2011	$43,565
Increase - Tax Positions Taken During a Prior Period	-
Decrease - Tax Positions Taken During a Prior Period	(23,813)
Increase - Tax Positions Taken During the Current Year	-
Decrease - Tax Positions Taken During the Current Year	-
Decrease - Settlements with Taxing Authorities	(4,742)
Decrease - Lapse of the Applicable Statute of Limitations	-
Balance as of September 30, 2012	$15,010

State Tax Legislation

During the third quarter of 2012, it was determined that the state of West Virginia had achieved certain minimum levels of shortfall reserve funds and thus, the West Virginia corporate income tax rate will be reduced from 7.75% to 7.0% in 2013.  The enacted provisions will not have a material impact on the Registrant Subsidiaries’ net income, cash flows or financial condition.

10.  FINANCING ACTIVITIES

Long-term Debt

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2012 are shown in the tables below:

		Principal		Interest
Company	Type of Debt	Amount		Rate	Due Date
Issuances:		(in thousands)		(%)
APCo	Senior Unsecured Notes	$275,000		Variable	2013
APCo	Pollution Control Bonds	65,350		2.25	2016
I&M	Notes Payable	109,500		Variable	2016
I&M	Other Long-term Debt	20,000	(a)	Variable	2015
PSO	Notes Payable	2,395		3.00	2027
SWEPCo	Senior Unsecured Notes	275,000		3.55	2022
SWEPCo	Notes Payable	65,000		4.58	2032

(a) Consists of a $110 million three-year credit facility to be used for general corporate purposes.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and		(in thousands)	(%)
Principal Payments:
APCo	Pollution Control Bonds	$30,000	6.05	2024
APCo	Pollution Control Bonds	19,500	5.00	2021
APCo	Pollution Control Bonds	65,350	2.00	2012
APCo	Senior Unsecured Notes	250,000	5.65	2012
APCo	Land Note	18	13.718	2026
I&M	Notes Payable	13,860	5.44	2013
I&M	Notes Payable	10,590	4.00	2014
I&M	Notes Payable	15,353	Variable	2015
I&M	Notes Payable	17,924	Variable	2016
I&M	Notes Payable	12,414	2.12	2016
I&M	Notes Payable	7,552	Variable	2016
I&M	Other Long-term Debt	371	6.00	2025
OPCo	Pollution Control Bonds	44,500	4.85	2012
OPCo	Senior Unsecured Notes	150,000	Variable	2012
PSO	Notes Payable	130	3.00	2027
SWEPCo	Notes Payable	20,000	7.03	2012
SWEPCo	Notes Payable	1,625	4.58	2032

In October 2012, I&M retired $29 million of Notes Payable related to DCC Fuel.

As of September 30, 2012, trustees held, on behalf of OPCo, $463 million of its reacquired Pollution Control Bonds.

Dividend Restrictions

The Registrant Subsidiaries pay dividends to Parent provided funds are legally available.  Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the Registrant Subsidiaries to transfer funds to Parent in the form of dividends.

Federal Power Act

The Federal Power Act prohibits each of the Registrant Subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.”  The term “capital account” is not defined in the Federal Power Act or its regulations.  As applicable, management understands “capital account” to mean the book value of the common stock.

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

Utility Money Pool – AEP System

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of the subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions approved in a regulatory order.  The amount of outstanding loans (borrowings) to/from the Utility Money Pool as of September 30, 2012 and December 31, 2011 is included in Advances to/from Affiliates on each of the Registrant Subsidiaries’ condensed balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the nine months ended September 30, 2012 are described in the following table:

					Net
					Loans
	Maximum	Maximum	Average	Average	(Borrowings)	Authorized
	Borrowings	Loans	Borrowings	Loans	to/from Utility	Short-term
	from Utility	to Utility	from Utility	to Utility	Money Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2012	Limit
	(in thousands)
APCo	$350,153	$23,195	$168,094	$22,692	$(94,807)	$600,000
I&M	-	362,733	-	208,072	284,768	500,000
OPCo	126,975	290,356	47,820	92,517	124,606	600,000
PSO	-	177,778	-	93,219	107,459	300,000
SWEPCo	227,087	128,227	147,338	62,312	128,227	350,000

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Nine Months Ended September 30,
	2012	2011
Maximum Interest Rate	0.56%	0.56%
Minimum Interest Rate	0.44%	0.06%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the nine months ended September 30, 2012 and 2011 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from Utility Money Pool for		to Utility Money Pool for
	Nine Months Ended September 30,		Nine Months Ended September 30,
Company	2012	2011	2012	2011

APCo	0.48%	0.38%	0.48%	0.31%
I&M	-%	0.39%	0.47%	0.31%
OPCo	0.47%	0.45%	0.50%	0.31%
PSO	-%	0.41%	0.47%	0.26%
SWEPCo	0.53%	0.34%	0.47%	0.33%

Short-term Debt

The Registrant Subsidiaries’ outstanding short-term debt was as follows:

		September 30, 2012		December 31, 2011
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(in thousands)		(in thousands)
SWEPCo	Line of Credit – Sabine	$-	-%	$17,016	1.79%

(a)  Weighted average rate.

Credit Facilities

For a discussion of credit facilities, see “Letters of Credit” section of Note 3.

Sale of Receivables – AEP Credit

Under a sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables.  APCo does not have regulatory authority to sell its West Virginia accounts receivable.  The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ condensed statements of income.  The Registrant Subsidiaries manage and service their customer accounts receivable sold.

In June 2012, AEP Credit renewed its receivables securitization agreement.  The agreement provides commitments of $700 million from bank conduits to finance receivables from AEP Credit.  A commitment of $385 million expires in June 2013 and the remaining commitment of $315 million expires in June 2015.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
Company	2012	2011
	(in thousands)
APCo	$131,937	$121,605
I&M	116,702	121,597
OPCo	322,440	346,695
PSO	127,008	123,172
SWEPCo	160,802	140,440

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2012	2011	2012	2011
	(in thousands)
APCo	$1,703	$2,500	$5,389	$7,314
I&M	1,674	1,623	4,738	4,758
OPCo	5,362	5,585	15,900	14,025
PSO	1,990	2,081	5,547	4,798
SWEPCo	1,786	1,850	4,720	4,254

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2012	2011	2012	2011
	(in thousands)
APCo	$351,570	$307,364	$993,975	$958,288
I&M	358,936	350,108	1,018,933	1,016,680
OPCo	790,115	956,909	2,284,749	2,699,782
PSO	342,819	436,339	919,343	1,021,967
SWEPCo	444,461	475,219	1,145,182	1,165,245

11.  SUSTAINABLE COST REDUCTIONS

In April 2012, management initiated a process to identify employee repositioning opportunities and efficiencies that will result in sustainable cost savings.  The process will result in involuntary severances and is expected to be completed in early 2013.  The severance program provides two weeks of base pay for every year of service along with other severance benefits.

The Registrant Subsidiaries recorded charges to expense in 2012 related to the sustainable cost reductions initiative.

	Expense	Incurred for		Remaining
	Allocation from	Registrant		Balance at
	AEPSC	Subsidiaries	Settled	September 30, 2012
	(in thousands)
APCo	$2,076	$715	$(2,780)	$11
I&M	1,231	277	(1,480)	28
OPCo	3,099	756	(3,827)	28
PSO	1,121	3	(1,124)	-
SWEPCo	1,367	898	(2,241)	24

These expenses relate primarily to severance benefits.  They are included primarily in Other Operation on the condensed statements of income and Other Current Liabilities on the condensed balance sheets.  At this time, management is unable to estimate the total amount to be incurred in future periods related to this initiative or to quantify the effects on future net income, cash flows and financial condition.

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

EXECUTIVE OVERVIEW

Proposed Corporate Separation and Termination of the Interconnection Agreement

In March 2012, OPCo filed an application with the PUCO for approval of the corporate separation of its generation assets including the transfer of generation assets to a nonregulated AEP subsidiary at net book value.  In October 2012, the PUCO issued an order which approved the transfer of OPCo’s generation assets at net book value to AEP Generation Resources, Inc. (AEPGenCo), a nonregulated affiliate in the Generation and Marketing segment.  AEPGenCo will also assume the associated generation liabilities.  Management intends to file an application with the FERC in the fourth quarter of 2012 related to corporate separation.  Prior to corporate separation, OPCo’s results of operations related to generation could be affected by the ability to sell power and capacity at a profit at rates determined by the prevailing market.  If power and capacity are not sold at a profit, it could reduce OPCo’s future net income and cash flows and impact financial condition

In December 2010, each of the members of the Interconnection Agreement gave notice to AEPSC and each other of its decision to terminate the Interconnection Agreement effective as of December 31, 2013 or such other date as ordered by the FERC.  Management intends to file an application with the FERC in the fourth quarter of 2012 to terminate the Interconnection Agreement.  It is unknown whether the Interconnection Agreement will be replaced by a new agreement among some or all of the members, whether individual companies will enter into bilateral or multi-party contracts with each other for power sales and purchases or asset transfers, or if each company will choose to operate independently.  If any of the members of the Interconnection Agreement experience decreases in revenues or increases in costs as a result of the termination of the Interconnection Agreement and are unable to recover the change in revenues and costs through rates, prices or additional sales, it could reduce future net income and cash flows.

Based on the interdependent nature of generation activities subject to the Interconnection Agreement, the AEP East companies’ generation assets are evaluated for their accounting recoverability collectively as an asset group.  Management is monitoring the potential impact that the proposed corporate separation of OPCo’s generation assets and the proposed termination of the Interconnection Agreement could have on the accounting evaluation of the recoverability of the net book values of OPCo’s generation assets. The net book value of the OPCo units that management plans to retire included in the table below in the “Environmental Controls Impact on the Generating Fleet” section and OPCo’s share of the W. C. Beckjord Generating Station was $284 million as of September 30, 2012.  These generating assets are being depreciated through May 2015.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2012, the AEP System had a total generating capacity of 37,035 MWs, of which 23,900 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the coal-fired generating facilities.  For the Registrant Subsidiaries, management’s current ranges of estimates of environmental investments to comply with these proposed requirements are listed below:

	2012 to 2020
	Estimated Environmental Investment
Company	Low	High
	(in millions)
APCo	$415	$515
I&M	1,490	1,710
OPCo	1,260	1,510
PSO	430	530
SWEPCo	1,250	1,450

For APCo and OPCo, the projected environmental investments above include the conversion of 470 MWs and 585 MWs, respectively, of coal generation to natural gas-fired generation.  If natural gas conversion is not completed, the units could be closed sooner than planned.

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

In September 2012, based upon an agreement in principle with the Federal EPA, the State of Oklahoma and other parties, PSO filed an environmental compliance plan with the OCC to retire Units 3 and 4 of the Northeastern Station, a total of 930 MWs, in 2026 and 2016, respectively.  See “Oklahoma Environmental Compliance Plan” and “Regional Haze” sections below.

Natural gas prices and pending environmental rules could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of certain coal-fired units.   Management is still evaluating plans for and the timing of conversion of some of the coal units to natural gas, installing emission control equipment on other units and closure of existing units based on changes in emission requirements and demand for power.  To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable under the accounting evaluations, it could materially reduce future net income and cash flows.

Environmental Compliance Applications

Rockport Plant Environmental Controls

I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit one unit at its Rockport Plant with environmental controls estimated to cost $1.4 billion to comply with new requirements.  AEGCo and I&M jointly own Unit 1 and jointly lease Unit 2 of the Rockport Plant.  I&M is also evaluating options related to the maturity of the lease for Rockport Plant Unit 2 in 2022 and continues to investigate alternative compliance technologies for these units as part of its overall compliance strategy.  As of September 30, 2012, I&M has incurred $24 million, including AFUDC.  If I&M is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

In July 2012, certain intervenors filed testimony which recommended cost caps ranging from $1.1 billion to $1.4 billion if the IURC approved the CPCN.  In addition, the Indiana Office of Utility Consumer Counselor recommended the CPCN be denied until a more detailed project plan and cost estimates are filed with the IURC.  If I&M receives approval of a CPCN, I&M will file for cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.  A hearing is scheduled for December 2012.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  Through September 30, 2012, SWEPCo has incurred $10 million related to this project, including AFUDC.  The APSC staff and the Sierra Club filed testimony that recommended the APSC deny the requested declaratory order.  A hearing at the APSC was held in October 2012 and a decision is pending from the APSC.  If SWEPCo is not ultimately permitted to recover its incurred costs, it would reduce future net income and cash flows.

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC which requested approval for (a) full cost recovery through base rates by 2026 of an estimated $256 million of new environmental investment that will be incurred prior to 2016 at Northeastern Station Unit 3, (b) full cost recovery through 2026 of Northeastern Station Units 3 and 4 net book value (combined net book value of the two units is $235 million as of September 30, 2012), (c) full cost recovery through base rates of an estimated $83 million of new investment incurred through 2016 at various gas units and (d) a new 15-year purchase power agreement with Calpine Oneta Power, effective in 2016, with cost recovery through a rider, including an earnings component of $3 million.  Although the environmental compliance plan does not seek to put any new costs into rates at this time, PSO anticipates seeking cost recovery when filing its next base rate case, which is expected to occur no later than 2014.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions.  The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through individual state implementation plans (SIPs) or, if SIPs are not adequate or are not developed on schedule, through federal implementation plans (FIPs).  The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas and Oklahoma.  The Federal EPA finalized a FIP for Oklahoma that contains more stringent control requirements for SO2 emissions from affected units in that state.  The Arkansas SIP was disapproved and the state is developing a revised submittal.  In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the Cross-State Air Pollution Rule (CSAPR) trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the United States Court of Appeals for the District of Columbia Circuit and its fate is uncertain given recent developments in the CSAPR litigation.

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

Cross-State Air Pollution Rule (CSAPR)

In August 2011, the Federal EPA issued CSAPR.  Certain revisions to the rule were finalized in March 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units in 28 states.  Interstate trading of allowances is allowed on a restricted sub-regional basis.  Arkansas and Louisiana are subject only to the seasonal NOx program in the rule.  Texas is subject to the annual programs for SO2 and NOx in addition to the seasonal NOx program.  The annual SO2 allowance budgets in Indiana, Ohio and West Virginia were reduced significantly in the final rule.  A supplemental rule includes Oklahoma in the seasonal NOx program.  The supplemental rule was finalized in December 2011 with an increased NOx emission budget for the 2012 compliance year.  The Federal EPA issued a final Error Corrections Rule and further CSAPR revisions in 2012 to make corrections to state budgets and unit allocations and to remove the restrictions on interstate trading in the first phase of CSAPR.

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the United States Court of Appeals for the District of Columbia Circuit.  Several of the petitioners filed motions to stay the implementation of the rule pending judicial review.  In December 2011, the court granted the motions for stay.  In August 2012, the panel issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the Clean Air Interstate Rule until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The Federal EPA and other respondents have filed petitions for rehearing.  Separate appeals of the supplemental rule, the Error Corrections Rule and the further revisions have been filed, but are being held in abeyance until the court responds to the rehearing petition in the main CSAPR appeal.

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

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and allows operators to exclude periods of startup and shutdown from the emissions averaging periods.  The compliance time frame remains a serious concern.  A one-year administrative extension may be available if the extension is necessary for the installation of controls or to avoid a serious reliability problem.  In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades.  Management is concerned about the availability of compliance extensions and the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines.  The AEP System is participating in petitions for review filed in the United States Court of Appeals for the District of Columbia Circuit by several organizations in which the Registrant Subsidiaries are members.  Certain issues related to the standards for new coal-fired units have been severed from the main case.  The Federal EPA granted petitions to reconsider certain issues related to the new source standards.  Action by the court on these severed issues is being held in abeyance pending action on those petitions.  The case is proceeding on the remaining issues and briefing is scheduled to be completed by April 2013.

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

In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs.  A petition for rehearing was filed and the court ordered the Federal EPA to respond in October 2012.   The Federal EPA also finalized a rule in June 2012 that retains the current thresholds for permitting stationary sources under the PSD and Title V operating permit programs at 100,000 tons per year for new sources and 75,000 tons per year for modified sources.  The Federal EPA also confirmed that it will re-evaluate these thresholds during its five-year review in 2016.  The AEP System’s generating units are large sources of CO2 emissions and management will continue to evaluate the permitting obligations in light of these thresholds.

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

Item 4.  Controls and Procedures

During the third quarter of 2012, management, including the principal executive officer and principal financial officer of each of AEP, APCo, I&M, OPCo, PSO and SWEPCo (collectively, the Registrants), evaluated the Registrants’ disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2012, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 3 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of risk factors.  The information presented below amends certain of those risk factors that have been updated and should be read in conjunction with the risk factors and information disclosed in the 2011 Annual Report on Form 10-K.

GENERAL RISKS OF OUR REGULATED OPERATIONS

We may not fully recover all of the investment in and expenses related to the Turk Plant – Affecting AEP and SWEPCo

SWEPCo is currently constructing the Turk Plant in Arkansas and holds a 73% ownership interest in the planned 600 MW coal-fired generating facility.  The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the 88 MW SWEPCo Arkansas jurisdictional share of the Turk Plant.  Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN.  SWEPCo announced that it would continue construction of the Turk Plant and would not currently seek authority to serve Arkansas retail customers from the Turk Plant.  In June 2010, the APSC reversed and set aside the previously granted CECPN.  SWEPCo currently has no contracts for the 88 MW of Turk Plant output but is evaluating its options.  If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant, it could materially reduce future net income and cash flows and materially impact financial condition.

Approval of ESP order in Ohio may be overturned on rehearing. – Affecting AEP and OPCo

In August 2012, the PUCO issued an order which adopted and modified a new ESP through May 2015.  In September 2012, OPCo and intervenors filed applications with the PUCO for rehearing.  Rehearing of this order is pending at the PUCO.  If the PUCO reverses all or part of the ESP order, it could reduce future net income and cash flows and impact financial condition.

We may not fully collect deferred capacity costs. – Affecting AEP and OPCo

The PUCO adopted and modified the new ESP and established a non-bypassable Retail Stability Rider (RSR).  A portion of the RSR provides for the collection of deferred capacity costs.  The deferred capacity costs may exceed the amount we will collect under the RSR.  In addition, the Industrial Energy Users-Ohio filed a claim before the Supreme Court of Ohio stating, among other things, that OPCo’s recovery of its capacity costs is illegal.  If OPCo is ultimately not permitted to fully collect its deferred capacity costs, it would reduce future net income and cash flows and impact financial condition.

We may not recover deferred fuel costs. – Affecting AEP and OPCo

In August 2012, the PUCO ordered recovery of deferred fuel costs beginning September 2012 through the Phase-In Recovery Rider.  The August 2012 order was upheld by the PUCO in October 2012.  OPCo and intervenors may file appeals at the Supreme Court of Ohio.  No filings at the Supreme Court of Ohio have been made at this time.  If appeals are filed and the Supreme Court of Ohio does not permit full recovery of OPCo’s deferred fuel costs, it would reduce future net income and cash flows and impact financial condition.

Rate recovery approved in Ohio may have to be returned and/or may not provide full recovery of costs. – Affecting AEP and OPCo

The PUCO issued an order in March 2009 that modified and approved the ESP which established rates through 2011.  The ESP order generally authorized rate increases during the ESP period, subject to caps that limit the rate increases, and also provided a fuel adjustment clause for the three-year period of the ESP.  The recovery under the fuel adjustment clause included deferrals associated with the Ormet interim arrangement and is subject to the PUCO’s ultimate decision regarding the Ormet interim arrangement deferrals plus related carrying charges.  In January 2011, the PUCO issued an order on the 2009 SEET filing, which is currently under appeal at the Supreme Court of Ohio.  In July 2011, OPCo filed its 2010 SEET filing with the PUCO.  OPCo is required to file its 2011 SEET filing with the PUCO in 2012 on a separate CSPCo and OPCo company basis.  In addition, intervenors are challenging various issues at the Supreme Court of Ohio, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 – 2011 and various aspects of the approved environmental carrying charge.  If the PUCO and/or the Supreme Court of Ohio reverses all or part of the rate recovery or if deferred fuel costs are not recovered for other reasons, it could reduce future net income and cash flows and impact financial condition.

Ohio may require us to refund additional fuel costs. – Affecting AEP and OPCo

In January 2012, the PUCO ordered that proceeds from a 2008 coal contract settlement agreement be applied against OPCo’s under-recovered fuel balance.  Further, the January 2012 PUCO order stated that a consultant be hired to review the coal reserve valuation and recommend whether any additional value should benefit ratepayers.  Management is unable to predict the outcome of the consultant’s recommendation.  In addition, an intervenor filed a claim for refund with the Supreme Court of Ohio.  If the PUCO and/or the Supreme Court of Ohio ultimately determines that additional amounts should benefit ratepayers, it could reduce future net income and cash flows and impact financial condition.

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

RISKS RELATING TO STATE RESTRUCTURING

We are unable to fully predict the effects of corporate separation in Ohio and becoming subject to market forces. – Affecting AEP and OPCo

In October 2012, the PUCO approved OPCo’s corporate separation plan for its generation assets.  Additional filings at the FERC and other state commissions related to corporate separation are expected to be filed in the fourth quarter of 2012.  If all regulatory approvals are received, our results of operations related to generation in Ohio will be largely determined by our ability to sell power and capacity at a profit at rates determined by the prevailing market.  If we are unable to sell power and capacity at a profit, it could reduce future net income and cash flows and impact financial condition.  We can give no assurance that the FERC or other state commissions will not impose material adverse terms as a condition to approving our corporate separation.  Additionally, certain of our generation units may no longer be cost effective and may be retired prior to the end of their anticipated useful life.  This could result in material impairments.

We are unable to predict the consequences of terminating the Interconnection Agreement. – Affecting AEP, APCo, I&M and OPCo

The corporate separation plans of OPCo’s generation assets will require us to either terminate or substantially alter the Interconnection Agreement.  The Interconnection Agreement permits AEP East companies to share costs and benefits associated with their generating plants on a cost basis.  It is unknown whether the Interconnection Agreement will be replaced by a new agreement among some or all of the members, whether individual companies will enter into bilateral or multi-party contracts with each other for power sales and purchases or asset transfers or if each company will choose to operate independently.  If the Interconnection Agreement is terminated without any subsequent agreements between some or all of the parties, surplus members will no longer automatically sell to deficit members, and they may not be able to otherwise sell that surplus in amounts or at rates equal to what they obtained under the Interconnection Agreement.  Conversely, deficit members will no longer automatically purchase from surplus members, and they may not be able to otherwise purchase in amounts or at rates equal to what they obtained under the Interconnection Agreement.  The possible loss of these sales by the surplus members and the potential increase in costs for the deficit members could reduce future net income and cash flows.  We intend to file an application with the FERC to terminate the Interconnection Agreement in the fourth quarter of 2012.  We can give no assurance that the FERC will not impose material adverse terms as a condition to approving these arrangements.

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Financial derivatives reforms could increase the liquidity needs and costs of our commercial trading operations. – Affecting each Registrant

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  The federal legislation was enacted to reform financial markets and significantly alter how over-the-counter (OTC) derivatives are regulated.  The law increased regulatory oversight of OTC energy derivatives, including: (a) imposing pervasive regulation by the Commodity Futures Trading Commission (CFTC) on dealers and traders who hold significant positions in swaps, (b) requiring standardized OTC derivatives to be traded on registered exchanges as directed by CFTC, (c) imposing new and potentially higher capital and margin requirements on swap dealers and traders who hold significant positions in swaps and (d) increasing the monitoring and compliance obligations of parties who engage in swaps with governmental entities.  The CFTC has issued regulations exempting end users of energy commodities from being required to clear OTC derivatives if they are hedging commercial risk and satisfying certain other requirements, which could reduce the effect of the law's clearing requirements on our hedging activity.  The CFTC has also issued rules that further define the OTC derivative products and entities subject to additional regulatory oversight, which recently became effective.  These requirements could subject us to additional regulatory oversight related to our OTC derivative transactions, cause our OTC derivative transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements.  In addition, as these reforms aim to standardize OTC products it could limit the effectiveness of our hedging programs because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to manage.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 contains the notices of violation and proposed assessments received by DHLC, CCPC and Conner Run under the Mine Act for the quarter ended September 30, 2012.

Item 5.  Other Information

NONE

Item 6.  Exhibits

10 – AEP Long-Term Incentive Plan Amended and Restated as of September 25, 2012

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

Date:  October 26, 2012