Form 10-Q
period 2013-09-30
AMERICAN ELECTRIC POWER CO INC; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; INDIANA MICHIGAN POWER CO; APPALACHIAN POWER CO
filed 2013-10-25
CIK 4904, 92487, 81027, 73986, 50172, 6879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013
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

Number of shares of common stock outstanding of the registrants as of October 24, 2013

American Electric Power Company, Inc.	487,290,382
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2013

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2 and 3 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	33
Index of Condensed Notes to Condensed Consolidated Financial Statements	39

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	89
Condensed Consolidated Financial Statements	96
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	102

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	104
Condensed Consolidated Financial Statements	111
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	117

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	119
Condensed Consolidated Financial Statements	128
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	134

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	136
Condensed Financial Statements	140
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	146

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	148
Condensed Consolidated Financial Statements	154
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	160

Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	161

Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries	230

Controls and Procedures	237

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	238
Item 1A.	Risk Factors	238
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	240
Item 4.	Mine Safety Disclosures	240
Item 5.	Other Information	240
Item 6.	Exhibits:	240
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		241

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

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP or Parent	American Electric Power Company, Inc., an electric utility holding company.
AEP Consolidated	AEP and its majority owned consolidated subsidiaries and consolidated affiliates.
AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KPCo and OPCo.
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
Ohio Phase-in-Recovery Funding
Ohio Phase-in-Recovery Funding LLC, a wholly-owned subsidiary of OPCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to phase-in recovery property.

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

Rockport Plant
A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

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

Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.

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

•	Resolution of litigation.
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity and other energy-related commodities.
•	Prices and demand for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation.
•	Our ability to recover through rates or market prices any remaining unrecovered investment in generating units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for capacity and electricity, coal and other energy-related commodities, particularly changes in the price of natural gas.

•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including PJM and SPP.
•
The transition to market and the legal separation of generation in Ohio, including the implementation of ESPs and the successful approval, where applicable, and transfer of such Ohio generation assets and liabilities to regulated and nonregulated entities at book value.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Corporate Separation, Plant Transfers and Termination of Interconnection Agreement

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets at net book value (NBV) to AEPGenCo.  AEPGenCo will also assume the associated generation liabilities.  In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful.  A decision from the Supreme Court of Ohio is pending.  In October 2013, OPCo filed an application with the PUCO to amend the corporate separation plan by permitting OPCo to retain certain rights to purchase power from OVEC.

Also in October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations.  The filings requested approval to transfer at NBV approximately 9,200 MW of OPCo-owned generation assets to AEPGenCo.  The AEP East Companies also requested FERC approval to transfer at NBV OPCo’s current two-thirds ownership in Amos Plant, Unit 3 to APCo and transfer at NBV OPCo’s Mitchell Plant to APCo and KPCo in equal one-half interests.  In December 2012, APCo and KPCo filed requests with their respective commissions for the approval of these plant transfers.

In April 2013, the FERC issued orders approving the merger of APCo and WPCo and approving the transfer of OPCo’s generation assets to AEPGenCo and the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo, to be effective using our requested date of December 31, 2013.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  OPCo has contested the petition for rehearing, which remains pending before the FERC.  In July 2013, the Virginia SCC approved the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but, for rate purposes, reduced the proposed transfer price by $83 million pretax.  Additionally, the Virginia SCC denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  APCo plans to pursue cost recovery of the transferred interest in the Amos Plant in Virginia in the 2014 biennial filing.  Management is currently evaluating the implications of this order while awaiting a final decision from the WVPSC.  Hearings in the plant transfer case were held at the WVPSC in July 2013.  In September 2013, a WVPSC staff brief advocated for the approval of the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo, also at a reduced amount for rate purposes, and the denial of the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  Any disallowance related to recovery of Amos Plant, Unit 3, as a result of Virginia SCC or WVPSC orders, would be recorded upon the transfer, expected in the fourth quarter of 2013.  In October 2013, the KPSC issued an order approving a modified settlement agreement that included a limitation that the net book value of the Mitchell Plant transfer not exceed the amount to be determined by the pending WVPSC order.  Additionally, the order rejected our request to defer FGD project costs for Big Sandy Plant, Unit 2.  As a result of this order, in the third quarter of 2013, KPCo recorded a pretax impairment of $33 million in Asset Impairments and Other Related Charges on the statement of income.  See the “Plant Transfers” sections of APCo and WPCo Rate Matters and KPCo Rate Matters in Note 3 and the “2013 Kentucky Base Rate Case” section below.

The AEP East Companies also requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ power supply resources.  Under the PCA, APCo, I&M and KPCo would be individually responsible for planning their respective capacity obligations and there would be no capacity equalization charges/credits on deficit/surplus companies.  In March 2013, a revised PCA was filed at the FERC that included certain clarifying wording changes agreed upon by intervenors.  A decision is pending at the FERC.  See the “Corporate Separation and Termination of Interconnection Agreement” section of Note 3.

Additionally, FERC approval was sought for a power supply agreement between AEPGenCo and OPCo.  This agreement provides for AEPGenCo to supply capacity for OPCo’s switched and non-switched retail load for the period January 1, 2014 through May 31, 2015 and to supply the energy needs of OPCo’s non-switched retail load that is not acquired through an auction from January 1, 2014 through December 31, 2014.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo and WPCo Rate Matters and the “Plant Transfer” section of KPCo Rate Matters for a discussion of those orders.

If corporate separation is approved as filed, for any AEPGenCo generation not serving OPCo’s retail load, AEPGenCo’s results of operations will be largely determined by prevailing market conditions effective January 1, 2014.  If incurred costs are not ultimately recovered, it could reduce future net income and cash flows and impact financial condition.

Ohio Electric Security Plan Filing

2009 – 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a Phase-In Recovery Rider (PIRR) to recover OPCo’s deferred fuel costs in rates beginning September 2012.  As of September 30, 2013, OPCo’s net deferred fuel balance was $467 million, excluding unrecognized equity carrying costs.  Decisions from the Supreme Court of Ohio are pending related to various appeals which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance.

June 2012 – May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015, which was generally upheld in PUCO rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The RPM price is approximately $33/MW day through May 2014.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.  As of September 30, 2013, OPCo’s incurred deferred capacity costs balance was $228 million, including debt carrying costs.

As part of the August 2012 ESP order, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs.  In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR.

In June 2013, intervenors in the competitive bid process (CBP) docket filed recommendations that include prospective rate reductions for capacity and non-energy FAC issues.  OPCo maintains that the August 2012 ESP order fixed OPCo’s non-energy generation rates through December 31, 2014 and ordered the application of a $188.88/MW day price for capacity for non-shopping customers effective January 1, 2015.  However, intervenors maintained that OPCo’s non-energy generation rates should be reduced prior to January 1, 2015 to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned (10% prior to June 2014 and 60% for the period June 1, 2014 through December 31, 2014).  Depending upon actual customer switching levels and the timing of the auctions, OPCo estimates that these capacity issues could reduce OPCo’s projected future revenues by up to approximately $155 million for the period January 2014 through May 2015, if adopted by the PUCO. An additional proposal to prospectively offset deferred capacity costs based upon the results of the energy-only auctions was not quantified and OPCo maintains that proposal should not be adopted in light of prior PUCO orders.  Hearings related to the CBP were held at the PUCO in June and July 2013.  A decision from the PUCO is pending.

If OPCo is ultimately not permitted to fully collect its ESP rates including the RSR, and its deferred capacity costs, it could reduce future net income and cash flows and impact financial condition.  See “Ohio Electric Security Plan Filing” section of Note 3.

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

Customer Demand

In comparison to 2012, our weather-normalized retail sales were down 1.5% and 1.9% for the three and nine months ended September 30, 2013, respectively.  Our industrial sales declined 3.9% and 5.1%, respectively, partially due to lower production levels at Ormet, a large aluminum company.  Ormet has a contract to purchase power from OPCo through 2018.  In October 2013, Ormet announced that it is unable to emerge from bankruptcy and that it has shut down its operations effective immediately.  The loss of Ormet's load will not have a material impact on future gross margin.  Power previously sold to Ormet will be available to be sold into wholesale markets.

PJM Capacity Market

If corporate separation and asset transfers are approved as filed, AEPGenCo will be subject to the PJM capacity auction prices after May 2015 for the majority of the current OPCo-owned generation assets.  Under the previously approved June 2012 – May 2015 ESP, OPCo is allowed to receive revenues through May 2015 for the generation assets from base generation rates and allowed to defer incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The PJM base capacity price for the planning year June 2015 through May 2016 was previously announced as $136.00/MW day.  In May 2013, PJM announced the base capacity auction price for the June 2016 through May 2017 planning period would be $59.37/MW day.

Significantly Excessive Earnings Test

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  In October 2013, the PUCO issued an order on the 2010 SEET filing.  As a result, the PUCO ordered a $7 million refund of pretax earnings to customers.  OPCo is required to file its 2011 SEET filing with the PUCO on a separate CSPCo and OPCo company basis.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo or in 2012 for OPCo.  Additionally, management does not currently believe that there will be significantly excessive earnings in 2013 for OPCo.  Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.  See the “Ohio Electric Security Plan Filing” section of Note 3.

Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.  As of September 30, 2013, SWEPCo’s share of incurred construction expenditures for the Turk Plant was approximately $1.8 billion, including AFUDC and capitalized interest of $328 million and related transmission costs of $118 million.  As of September 30, 2013, a provision of $173 million has been recorded for costs incurred in excess of a Texas cost cap, resulting in total capitalized expenditures of $1.6 billion.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant.  In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  The Arkansas portion of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market.  If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.  See the “Turk Plant” section of Note 3.

2012 Texas Base Rate Case

In 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operation and maintenance costs.  In September 2012, an Administrative Law Judge (ALJ) issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  In May 2013, the ALJ issued a proposal for decision recommending a rate increase but found SWEPCo imprudent for failing to cancel the Turk Plant in 2010.

The PUCT rejected the ALJ’s imprudence recommendation, but during a September 2013 open meeting, the PUCT stated that it would limit the recovery of the investment in the Turk Plant by imposing a Texas jurisdictional cost cap established in the recently concluded Certificate of Convenience and Necessity (CCN) case appeal (the Texas capital cost cap).  The PUCT also provided new details on how the cost cap would be applied.  In October 2013, the PUCT issued an order with the determination that the Turk Plant Texas capital cost cap also limited SWEPCo’s recovery of AFUDC in addition to its recovery of cash construction costs.  As a result of the determination that AFUDC was to be included in the cap, in the third quarter of 2013, SWEPCo recorded an additional pretax impairment of $111 million in Asset Impairments and Other Related Charges on the statement of income.  The order approved an annual rate increase of approximately $39 million based upon a return on common equity of 9.65%.  As a result of this approval, SWEPCo retroactively applied these rates back to the end of January 2013.  The approval also provided for the following:  (a) no disallowances to the existing book investment in the Stall Plant, and (b) the exclusion, until SWEPCo files and obtains approval of a Transmission Cost Recovery Rider, of the Turk Plant transmission line investment that was not in service at the end of the test year.  Additionally, the PUCT determined that it would defer consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2.  Requests for rehearing may be filed within 30 days of receipt of the PUCT order.  SWEPCo intends to file a motion for rehearing with the PUCT in late October 2013.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.  See the “2012 Texas Base Rate Case” section of Note 3.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant.  In February 2013, a settlement was approved by the LPSC that increased Louisiana total rates by approximately $2 million annually, effective March 2013.  The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund.  The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013.  In May 2013, SWEPCo filed testimony in the prudence review of the Turk Plant.  If the LPSC orders refunds based upon the pending staff review of the cost of service or the prudence review of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.  See the “2012 Louisiana Formula Rate Filing” section of Note 3.

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2%.  In a March 2013 order, the IURC approved an adjustment which increased the authorized annual increase in base rates to $92 million.  In March 2013, the Indiana Office of Utility Consumer Counselor (OUCC) filed an appeal of the order with the Indiana Court of Appeals.  In September 2013, the OUCC filed a brief on appeal that included objections to certain aspects of the rate case.  If the order is overturned by the Indiana Court of Appeals, it could reduce future net income and cash flows.  See the “2011 Indiana Base Rate Case” section of Note 3.

2013 Kentucky Base Rate Case

In June 2013, KPCo filed a request with the KPSC for an annual increase in base rates of $114 million based upon a return on common equity of 10.65% to be effective January 2014.  The proposed revenue increase includes cost recovery of the pending transfer of the one-half interest in the Mitchell Plant (780 MW).  In October 2013, the KPSC issued an order which modified and approved a settlement agreement relating to the proposed transfer of the one-half interest in the Mitchell Plant, in which KPCo agreed to withdraw this base rate case request.  KPCo intends to withdraw this base rate request following the resolution of any potential requests for rehearing or appeals of the KPSC order.  Assuming KPCo withdraws the base rate case, current base rates will remain in effect until at least May 2015.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its extended licensed life (2034 for Unit 1 and 2037 for Unit 2).  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of September 30, 2013, I&M has incurred $285 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items which the IURC stated I&M could seek recovery in a base rate case.  I&M was granted recovery through an LCM rider which will be determined by a proceeding in the fourth quarter of 2013 and semi-annual proceedings thereafter.  The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in its rates.  In October 2013, I&M filed an application with the IURC for LCM rider rates to be effective January 2014.

In January 2013, the MPSC approved a Certificate of Need (CON) for the LCM Project and authorized deferral accounting for costs incurred related to certain projects effective January 2013 until these costs are included in rates.  In February 2013, intervenors filed appeals with the Michigan Court of Appeals objecting to the issuance of the CON.

If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition.  See “Cook Plant Life Cycle Management Project (LCM Project)” section of Note 3.

Repositioning Efforts

In April 2012, we initiated a process to identify strategic repositioning opportunities and efficiencies that will result in sustainable cost savings.  This process has included evaluations of our employee and retiree benefit programs as well as evaluations of the functional effectiveness and staffing levels of our finance and accounting, information technology, generation and supply chain and procurement organizations.  While we have completed certain aspects of this program, our ongoing review of repositioning opportunities continues to yield cost savings for many of our subsidiaries, allowing us to direct many of these savings into growth areas of our business.

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

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in Federal Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  In October 2013, we filed a motion to dismiss the case.  We will continue to defend against the claims.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

ENVIRONMENTAL ISSUES

We are implementing a substantial capital investment program and incurring additional operational costs to comply with environmental control requirements.  We will need to make additional investments and operational changes in response to existing and anticipated requirements such as CAA requirements to reduce emissions of SO2, NOx, PM and hazardous air pollutants (HAPs) from fossil fuel-fired power plants, proposals governing the beneficial use and disposal of coal combustion products and proposed clean water rules.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  We continue to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2013, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired.  We continue to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on our coal-fired generating facilities.  Based upon our estimates and our current plan for corporate separation effective January 1, 2014, investments to meet these proposed requirements range from approximately $3.5 billion to $4 billion from 2013 through 2020 including amounts related to nonregulated plants.  These amounts include investments to convert some of our coal generation units to natural gas.  If natural gas conversion is not completed, the units could be retired sooner than planned.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  The cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans or federal implementation plans that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on our units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.  In addition, we are continuing to evaluate the economic feasibility of environmental investments on nonregulated plants.

Subject to the factors listed above and based upon our continuing evaluation, we intend to retire the following plants or units of plants before or during 2016:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
APCo	Clinch River Plant, Unit 3	235
APCo	Glen Lyn Plant	335
APCo	Kanawha River Plant	400
APCo/OPCo	Philip Sporn Plant, Units 1-4	600
I&M	Tanners Creek Plant, Units 1-4	995
KPCo	Big Sandy Plant, Unit 2	800
OPCo	Kammer Plant	630
OPCo	Muskingum River Plant, Units 1-5	1,440
OPCo	Picway Plant	100
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528
Total		6,533

As of September 30, 2013, the net book value of all of OPCo’s units above was zero and the net book value, before cost of removal, including related material and supplies inventory and CWIP balances of the other plants in the table above was $1 billion.

In the second quarter of 2013, we re-evaluated potential courses of action with respect to the planned operation of Muskingum River Plant, Unit 5 and concluded that completion of a refueling project which would extend the unit’s useful life is remote.  As a result, in the second quarter of 2013, we completed an impairment analysis and recorded a $154 million pretax ($99 million, net of tax) impairment charge for OPCo’s net book value of Muskingum River Plant, Unit 5.  We expect to retire the plant no later than 2015.  See “Muskingum River Plant, Unit 5” section of Note 5.

In addition, we are in the process of obtaining permits and other necessary regulatory approvals for either the conversion of some of our coal units to natural gas or installing emission control equipment on certain units.  The following table lists the plants or units that are either awaiting regulatory approval or are still being evaluated by management based on changes in emission requirements and demand for power:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
APCo	Clinch River Plant, Units 1-2	470
I&M/AEGCo/KPCo	Rockport Plant, Units 1-2	2,620
KPCo	Big Sandy Plant, Unit 1	278
PSO	Northeastern Station, Unit 3	460
SWEPCo	Welsh Plant, Units 1 & 3	1,056
Total		4,884

As of September 30, 2013, the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the plants in the table above was $1.4 billion.

Volatility in natural gas prices, pending environmental rules and other market factors could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of coal-fired units.  For regulated plants that we may close early, we are seeking regulatory recovery of remaining net book values.  To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows.

Modification of the NSR Litigation Consent Decree

In 2007, the U.S. District Court for the Southern District of Ohio approved a consent decree between the AEP subsidiaries in the eastern area of the AEP System and the Department of Justice, the Federal EPA, eight northeastern states and other interested parties to settle claims that the AEP subsidiaries violated the NSR provisions of the CAA when it undertook various equipment repair and replacement projects over a period of nearly 20 years.  The consent decree’s terms include installation of environmental control equipment on certain generating units, a declining cap on SO2 and NOx emissions from the AEP System and various mitigation projects.

The original consent decree required certain types of control equipment to be installed at Muskingum River Plant, Unit 5, Big Sandy Plant, Unit 2 and the two units of the Rockport Plant in 2015, 2017 and 2019, respectively.  In January 2013, an agreement to modify the consent decree was reached and filed with the court.  The terms of the agreement include more options for the affected units (including alternative control technologies, re-fueling and/or retirement), more stringent SO2 emission caps for the AEP System and additional mitigation measures.  The Federal EPA sought public comments on the modification prior to its entry by the court in May 2013.  For the units of the Rockport Plant, the modified decree requires installation of dry sorbent injection technology for SO2 control on both units in 2015 and imposes a declining plant-wide cap on SO2 emissions beginning in 2016.

Rockport Plant Clean Coal Technology Project (CCT Project)

In April 2013, I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit both units of the Rockport Plant with a Dry Sorbent Injection system.  The estimated cost in the application was $285 million, excluding AFUDC to be shared equally between I&M and AEGCo.  In July 2013, a settlement agreement was filed with the IURC.  The settlement agreement includes the approval of the CPCN with an updated estimated CCT Project cost of $258 million, excluding AFUDC, and the recovery of the Indiana jurisdictional share of I&M’s ownership share.  A hearing was held at the IURC in August 2013 and a decision is expected by November 2013.  As of September 30, 2013, we have incurred costs of $93 million related to the CCT Project, including AFUDC.  If we are not ultimately permitted to recover our incurred costs, it could reduce future net income and cash flows.  See the “Rockport Plant Clean Coal Technology Project (CCT Project)” section of Note 3.

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC reflecting the retirement of Northeastern Station (NES), Unit 4 in 2016 and additional environmental controls on NES, Unit 3 to continue operations through 2026.  As of September 30, 2013, the net book values of NES, Units 3 and 4 were $182 million and $101 million, respectively, before cost of removal, including materials and supplies inventory and CWIP.  In August 2013, the OCC dismissed PSO’s environmental compliance plan case without prejudice but will permit PSO to seek recovery in a future proceeding.  PSO will address the environmental compliance plan issues in future regulatory proceedings when it seeks cost recovery of the plan.  If PSO is ultimately not permitted to fully recover its net book value of NES, Units 3 and 4 and other environmental compliance costs, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of September 30, 2013, SWEPCo has incurred $17 million in costs related to these projects.  Management intends to seek recovery of these projects from SWEPCo’s state commissions.

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

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.  Several of the petitioners filed motions to stay the implementation of the rule pending judicial review.  In December 2011, the court granted the motions for stay.  In August 2012, the panel issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the Clean Air Interstate Rule until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The Federal EPA and other respondents filed petitions for rehearing but in January 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied all petitions for rehearing.  The petition for further review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013.  Separate appeals of the supplemental rule, the Error Corrections Rule and the further revisions have been filed, but are being held in abeyance.

The time frames and stringency of the required emission reductions, coupled with the lack of robust interstate trading and the elimination of historic allowance banks, pose significant concerns for the AEP System and our electric utility customers.  We cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In February 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants.  The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of nonmercury metal) and hydrogen chloride (as a surrogate for acid gases) for units burning coal on a site-wide 30-day rolling average basis.  In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years.  We are participating through various organizations in the petitions for administrative reconsideration and judicial review that have been filed.  In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards.   Revisions to the new source standards consistent with the proposed rule, except the start-up and shut down provisions, were issued by the Federal EPA in March 2013.  The Federal EPA has reopened the public comment period to consider additional changes to the start-up and shut down provisions.

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

Regional Haze

In 2011, the Federal EPA proposed to approve in part and disapprove in part the regional haze SIP submitted by the State of Oklahoma through the Department of Environmental Quality.  The Federal EPA proposed to approve all of the NOx control measures in the SIP and disapprove the SO2 control measures for six electric generating units, including two units owned by PSO.  The Federal EPA proposed a FIP that would require these units to install technology capable of reducing SO2 emissions to 0.06 pounds per million British thermal units within three years of the effective date of the FIP.  The Federal EPA finalized the FIP in December 2011 that mirrored the proposed rule but established a five-year compliance schedule.  PSO filed a petition for review of the FIP in the Tenth Circuit Court of Appeals and engaged in settlement discussions with the Federal EPA, the State of Oklahoma and other parties.  In November 2012, we notified the court that the parties had reached agreement on a settlement that would provide for submission of a revised Regional Haze SIP requiring the retirement of one coal-fired unit of PSO’s Northeastern Station no later than 2016, installation of emission controls on the second coal-fired Northeastern unit in 2016 and retirement of the second unit no later than 2026.  The Tenth Circuit Court of Appeals is holding the appeal in abeyance pending implementation of the settlement.  A revised regional haze SIP has been adopted by the State of Oklahoma.  The Federal EPA proposed approval of the revised SIP.

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

In June 2013, President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units in September 2013.  The new proposal was issued in September 2013 and requires new large natural gas units to meet 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet 1,100 pounds of CO2 per MWh.  New coal-fired units are required to meet the 1,100 pounds of CO2 per MWh with the option to meet the tighter limits if they choose to average emissions over multiple years.  The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from existing, modified and reconstructed electric generating units before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016.  The President directed the Federal EPA, in developing this proposal, to directly engage states, leaders in the power sector, labor leaders and other stakeholders, to tailor the regulations to reduce costs, to develop market-based instruments and allow regulatory flexibilities and “assure that the standards are developed and implemented in a manner consistent with the continued provision of reliable and affordable electric power.”  We cannot currently predict the impact these programs may have on future resource plans or our existing generating fleet, but the costs may be substantial.

In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs.  A petition for rehearing was filed which the court denied in December 2012.  The U.S. Supreme Court granted several petitions for review and will determine whether the Federal EPA made a reasonable determination that adoption of the motor vehicle standards trigger PSD and Title V permitting obligations for stationary sources.  A decision is expected by June 2014.

The Federal EPA also finalized a rule in June 2012 that retains the current CO2 emission thresholds for permitting stationary sources under the PSD and Title V operating permit programs at 100,000 tons per year for new sources and 75,000 tons per year for modified sources.  The Federal EPA also confirmed that it will re-evaluate these thresholds during its five-year review in 2016.  Our generating units are large sources of CO2 emissions and we will continue to evaluate the permitting obligations in light of these thresholds.

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule contains two alternative proposals.  One proposal would impose federal hazardous waste disposal and management standards on these materials and another would allow states to retain primary authority to regulate the beneficial re-use and disposal of these materials under state solid waste management standards, including minimum federal standards for disposal and management.  Both proposals would impose stringent requirements for the construction of new coal ash landfills and would require existing unlined surface impoundments to upgrade to the new standards or stop receiving coal ash and initiate closure within five years of the issuance of a final rule.  In 2011, the Federal EPA issued a notice of data availability requesting comments on a number of technical reports and other data received during the comment period for the original proposal and requesting comments on potential modeling analyses to update its risk assessment.  The Federal EPA has also announced its intention to complete a risk assessment of various beneficial uses of coal ash.  Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule.  The Federal EPA opposed the petition and is seeking additional time to coordinate the issuance of a final rule with the issuance of new effluent limitations under the Clean Water Act for utility facilities.  In October 2013, the U.S. District Court for the District of Columbia issued an order stating that it intended to partially rule in favor of the Federal EPA for dismissal of two counts and rule in favor of the environmental organizations on one count.  However, the court also stated that a Memorandum Opinion and Final Order would be forthcoming and until issued we are unable to predict the impact of the court’s ruling.

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

Clean Water Act Regulations

In 2011, the Federal EPA issued a proposed rule setting forth standards for existing power plants that will reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress.  The proposed standards affect all plants withdrawing more than two million gallons of cooling water per day and establish specific intake design and intake velocity standards meant to allow fish to avoid or escape impingement.  Compliance with this standard is required within eight years of the effective date of the final rule.  The proposed standard for entrainment for existing facilities requires a site-specific evaluation of the available measures for reducing entrainment.  The proposed entrainment standard for new units at existing facilities requires either intake flows commensurate with closed cycle cooling or achieving entrainment reductions equivalent to 90% or greater of the reductions that could be achieved with closed cycle cooling.  Plants withdrawing more than 125 million gallons of cooling water per day must submit a detailed technology study to be reviewed by the state permitting authority.  We are evaluating the proposal and engaged in the collection of additional information regarding the feasibility of implementing this proposal at our facilities.  In June 2012, the Federal EPA issued additional Notices of Data Availability and requested public comments.  We submitted comments in July 2012.  Issuance of a final rule is not expected until November 2013.  We are preparing to begin activities to implement the rule following its issuance and an analysis of the final requirements.

In addition, the Federal EPA issued an information collection request and is developing revised effluent limitation guidelines for electricity generating facilities.  A proposed rule was signed in April 2013 with a final rule expected in 2014.  The Federal EPA proposed eight options of increasing stringency and cost for fly ash and bottom ash transport water, scrubber wastewater, leachate from coal combustion byproduct landfills and impoundments and other wastewaters associated with coal-fired generating units, with four labeled preferred options.  Certain of the Federal EPA's preferred options have already been implemented or are part of our long-term plans.  We will review the proposal in detail to evaluate whether our plants are currently meeting the proposed limitations, what technologies have been incorporated into our long-range plans and what additional costs might be incurred if the Federal EPA's most stringent options were adopted.  We submitted detailed comments to the Federal EPA in September 2013 and participated in comments filed by various organizations of which we are members.

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

Certain groups have filed lawsuits alleging that emissions of CO2 are a “public nuisance” and seeking injunctive relief and/or damages from small groups of coal-fired electricity generators, petroleum refiners and marketers, coal companies and others.  We are no longer a party to any such cases.  See Note 4.

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

AEP River Operations

•	Commercial barging operations that transport coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

Generation and Marketing

•	Nonregulated generation in ERCOT.
•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

The table below presents Net Income by segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Utility Operations	$409	$471	$980	$1,220
Transmission Operations	22	14	53	31
AEP River Operations	(1)	(1)	(12)	11
Generation and Marketing	4	10	15	4
All Other (a)	-	(6)	101	(25)
Net Income	$434	$488	$1,137	$1,241

(a)	While not considered a reportable segment, All Other includes Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

AEP CONSOLIDATED

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Income decreased from $488 million in 2012 to $434 million in 2013 primarily due to:

•	Impairments during the third quarter of 2013 for the following:
• A decision by the PUCT determining that AFUDC on the Turk Plant was included in the Texas capital cost cap.
• A decision from the KPSC disallowing scrubber costs on KPCo's Big Sandy Plant.
•	A decrease in weather-related usage.
•	The loss of retail customers in Ohio to various CRES providers.

These decreases were partially offset by:

•	Successful rate proceedings in various jurisdictions.
•	The deferral of Ohio capacity costs as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
•	A decrease in Ohio depreciation expense due to the impairments of certain Ohio generation plants.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income decreased from $1,241 million in 2012 to $1,137 million in 2013 primarily due to:

•	Impairments during 2013 for the following:
• Muskingum River Plant, Unit 5.
• A decision by the PUCT determining that AFUDC on the Turk Plant was included in the Texas capital cost cap.
• A decision from the KPSC disallowing scrubber costs on KPCo's Big Sandy Plant.
•	The loss of retail customers in Ohio to various CRES providers.
•
A decrease in margins from off-system sales primarily due to lower CRES capacity revenues as a result of Reliability Pricing Model pricing effective August 2012, lower PJM capacity revenues and reduced trading and marketing margins.

•	An increase in plant outages during 2013.
•
A decrease in AEP River Operations' 2013 earnings due to unfavorable operating conditions caused by extremely low water levels in the first quarter of 2013 followed by flood conditions later in the spring as well as significant reductions in grain and export coal demand.

•	A decrease due to OPCo's second quarter 2012 partial reversal of a 2011 fuel provision based on an April 2012 PUCO order related to the 2009 FAC audit.
•	An increase in other variable electric generation expenses during 2013.

These decreases were partially offset by:

•	Successful rate proceedings in various jurisdictions.
•	The deferral of Ohio capacity costs as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
•	A favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.
•	A decrease in Ohio depreciation expense due to the impairments of certain Ohio generation plants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$3,819	$3,839	$10,614	$10,482
Fuel and Purchased Electricity	1,368	1,401	3,775	3,766
Gross Margin	2,451	2,438	6,839	6,716
Other Operation and Maintenance	802	858	2,487	2,383
Asset Impairments and Other Related Charges	144	13	298	13
Depreciation and Amortization	433	458	1,268	1,318
Taxes Other Than Income Taxes	222	219	644	632
Operating Income	850	890	2,142	2,370
Interest and Investment Income	1	2	10	5
Carrying Costs Income	8	11	20	42
Allowance for Equity Funds Used During Construction	11	19	31	59
Interest Expense	(217)	(221)	(664)	(662)
Income Before Income Tax Expense and Equity
Earnings	653	701	1,539	1,814
Income Tax Expense	246	231	561	596
Equity Earnings of Unconsolidated Subsidiaries	2	1	2	2
Net Income	$409	$471	$980	$1,220

Summary of KWh Energy Sales for Utility Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	16,414	17,664	45,299	45,617
Commercial	13,861	14,091	37,964	38,444
Industrial	14,158	14,729	42,521	44,798
Miscellaneous	797	824	2,252	2,325
Total Retail (a)	45,230	47,308	128,036	131,184

Wholesale	13,960	12,876	34,164	30,409

Total KWhs	59,190	60,184	162,200	161,593

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

Summary of Heating and Cooling Degree Days for Utility Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Eastern Region
Actual - Heating (a)	1	9	1,986	1,388
Normal - Heating (b)	7	7	1,887	1,923

Actual - Cooling (c)	655	816	1,007	1,245
Normal - Cooling (b)	705	709	1,015	1,012

Western Region
Actual - Heating (a)	-	-	606	348
Normal - Heating (b)	1	1	588	602

Actual - Cooling (d)	1,387	1,525	2,254	2,619
Normal - Cooling (b)	1,369	1,367	2,217	2,201

(a)	Eastern Region and Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)	Western Region cooling degree days are calculated on a 65 degree temperature base for PSO/SWEPCo and a 70 degree temperature base for TCC/TNC.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income from Utility Operations
(in millions)

Third Quarter of 2012	$471

Changes in Gross Margin:
Retail Margins	20
Off-system Sales	(22)
Transmission Revenues	29
Other Revenues	(14)
Total Change in Gross Margin	13

Changes in Expenses and Other:
Other Operation and Maintenance	56
Asset Impairments and Other Related Charges	(131)
Depreciation and Amortization	25
Taxes Other Than Income Taxes	(3)
Interest and Investment Income	(1)
Carrying Costs Income	(3)
Allowance for Equity Funds Used During Construction	(8)
Interest Expense	4
Equity Earnings of Unconsolidated Subsidiaries	1
Total Change in Expenses and Other	(60)

Income Tax Expense	(15)

Third Quarter of 2013	$409

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $20 million primarily due to the following:
	•	Successful rate proceedings in our service territories which include:
		•	A $63 million rate increase for SWEPCo.
		•	A $62 million rate increase for OPCo.
		•	A $29 million rate increase for I&M.
For the rate increases described above, $42 million of these increases relate to riders/trackers which have corresponding increases in expense items below.
		•	A $16 million increase due to the deferral of consumables and purchased power as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
These increases were partially offset by:
•
A $70 million decrease attributable to Ohio customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

	•	A $60 million decrease in weather-related usage primarily due to 20% and 9% decreases in cooling degree days in our eastern and western regions, respectively.
•
Margins from Off-system Sales decreased $22 million primarily due to lower CRES capacity revenues as a result of Reliability Pricing Model pricing effective August 2012, lower physical sales margins, reduced trading and marketing margins and true-up of prior period PJM expenses.  The decrease in CRES capacity revenues is partially offset in expense items below.

•
Transmission Revenues increased $29 million primarily due to increased transmission revenues from Ohio customers who have switched to alternative CRES providers and rate increases for customers in the SPP and PJM region.  The increase in transmission revenues related to CRES providers offsets a portion of the lost revenues included in Retail Margins above.

•	Other Revenues decreased $14 million primarily due to the following:

•	An $8 million decrease in revenues related to TCC's issuance of securitization bonds in March 2012, which is partially offset by a decrease in Depreciation and Amortization expense.
•
A $7 million decrease in revenues due to resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Revenues is offset by a decrease in Other Operation and Maintenance expense detailed below.

These decreases were partially offset by:
•	A $9 million increase in revenues primarily associated with transformer projects for third parties.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $56 million primarily due to the following:
	•	A $49 million decrease in administrative and general expenses.
	•	A $19 million decrease in energy efficiency programs and other expenses currently recovered dollar-for-dollar in rate recovery riders/trackers within Gross Margin.
	•	A $15 million decrease in storm-related expenses.
•
A $13 million decrease due to resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Operation and Maintenance expense is partially offset by a decrease in Other Revenues detailed above.

These decreases were partially offset by:
	•	A $21 million increase in transmission services due to increased RTO expense within PJM and SPP. This increase was offset by a corresponding increase in Retail Margins.
•
A $19 million increase in remitted Universal Service Fund (USF) surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers.  This increase was offset by a corresponding increase in Retail Margins.

•	Asset Impairments and Other Related Charges increased by $131 million primarily due to the following:
•
A $111 million increase due to the third quarter 2013 write-off of AFUDC on the Turk Plant that was included in the Texas capital cost cap.  This write-off was in accordance with the PUCT's September 2013 open meeting and October 2013 order.

	•	A $33 million increase due to KPCo's third quarter 2013 write-off of scrubber costs on the Big Sandy Plant and other generation costs in accordance with the KPSC's October 2013 order.
•	Depreciation and Amortization expenses decreased $25 million primarily due to the following:
	•	A $34 million decrease as a result of depreciation ceasing on certain Ohio generating plants that were impaired in November 2012 and June 2013.
	•	A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of the capacity deferral mechanism.
These decreases were partially offset by:
•
An $8 million increase due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant's estimated life approved by the IURC effective March 2013.  The majority of the increase in depreciation for Tanners Creek Plant's life is offset within Gross Margin.

	•	A $7 million increase due to the Turk Plant being placed in service in December 2012.
	•	Overall higher depreciable property balances.
•	Allowance for Equity Funds Used During Construction decreased $8 million primarily due to completed construction of the Turk Plant in December 2012.
•	Income Tax Expense increased $15 million primarily due to other book/tax differences which are accounted for on a flow-through basis, partially offset by a decrease in pretax book income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income from Utility Operations
(in millions)

Nine Months Ended September 30, 2012	$1,220

Changes in Gross Margin:
Retail Margins	147
Off-system Sales	(98)
Transmission Revenues	64
Other Revenues	10
Total Change in Gross Margin	123

Changes in Expenses and Other:
Other Operation and Maintenance	(104)
Asset Impairments and Other Related Charges	(285)
Depreciation and Amortization	50
Taxes Other Than Income Taxes	(12)
Interest and Investment Income	5
Carrying Costs Income	(22)
Allowance for Equity Funds Used During Construction	(28)
Interest Expense	(2)
Total Change in Expenses and Other	(398)

Income Tax Expense	35

Nine Months Ended September 30, 2013	$980

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $147 million primarily due to the following:
	•	Successful rate proceedings in our service territories which include:
		•	A $208 million rate increase for OPCo.
		•	A $109 million rate increase for SWEPCo.
		•	An $80 million rate increase for I&M.
		•	A $14 million rate increase for APCo.
For the rate increases described above, $142 million of these increases relate to riders/trackers which have corresponding increases in expense items below.
	•	A $64 million increase due to the deferral of consumables and purchased power as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
These increases were partially offset by:
•
A $223 million decrease attributable to Ohio customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

	•	A $35 million decrease due to OPCo's second quarter 2012 partial reversal of a 2011 fuel provision based on an April 2012 PUCO order related to the 2009 FAC audit.
	•	A $26 million increase in other variable electric generation expenses.
•
A $10 million net decrease in weather-related usage primarily due to decreases of 19% and 14% in cooling degree days in our eastern and western regions, respectively, partially offset by increases in heating degree days of 43% and 74% in our eastern and western regions, respectively.

•
Margins from Off-system Sales decreased $98 million primarily due to lower CRES capacity revenues as a result of Reliability Pricing Model pricing effective August 2012, lower PJM capacity revenues, reduced trading and marketing margins and true-up of prior period PJM expenses.  The decrease in CRES capacity revenues is partially offset in expense items below.

•
Transmission Revenues increased $64 million primarily due to increased transmission revenues from Ohio customers who have switched to alternative CRES providers and rate increases for customers in the SPP region.  The increase in transmission revenues related to CRES providers offsets a portion of the lost revenues included in Retail Margins above.

•	Other Revenues increased $10 million primarily due to the following:
• A $15 million increase in revenues primarily associated with transformer projects for third parties.
This increase was partially offset by:
•
A $7 million decrease in revenues due to resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Revenues is offset by a decrease in Other Operation and Maintenance expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $104 million primarily due to the following:
•
A $64 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers.  This increase was offset by a corresponding increase in Retail Margins.

	•	A $49 million increase in plant outages during 2013.
	•	A $30 million write-off in the first quarter of 2013 of previously deferred 2012 Virginia storm costs resulting from the 2013 enactment of a Virginia law.
•
A $30 million net increase related to the reversal of an obligation to contribute to Partnership with Ohio and Ohio Growth Fund as a result of the PUCO's February 2012 rejection of the Ohio modified stipulation and the PUCO's August 2012 approval of the June 2012-May 2015 ESP.

These increases were partially offset by:
	•	A $28 million decrease due to the deferral of capacity-related costs as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
	•	A $25 million decrease due to an agreement reached to settle an insurance claim in the first quarter of 2013.
•	Asset Impairments and Other Related Charges increased $285 million primarily due to the following:
	•	A $154 million increase due to the second quarter 2013 impairment of Muskingum River Plant, Unit 5.
•
A $111 million increase due to the third quarter 2013 write-off of AFUDC on the Turk Plant that was included in the Texas capital cost cap.  This write-off was in accordance with the PUCT's September 2013 open meeting and October 2013 order.

	•	A $33 million increase due to KPCo's third quarter 2013 write-off of scrubber costs on the Big Sandy Plant and other generation costs in accordance with the KPSC's October 2013 order.
•	Depreciation and Amortization expenses decreased $50 million primarily due to the following:
	•	A $92 million decrease as a result of depreciation ceasing on certain Ohio generating plants that were impaired in November 2012 and June 2013.
	•	A $44 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of OPCo's capacity deferral mechanism.
These decreases were partially offset by:
	•	A $29 million increase due to the Turk Plant being placed in service in December 2012.
•
A $23 million increase due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant's estimated life approved by the MPSC effective April 2012 and by the IURC effective March 2013.  The majority of the increase in depreciation for Tanners Creek Plant's life is offset within Gross Margin.

	•	Overall higher depreciable property balances.
•	Taxes Other Than Income Taxes increased $12 million primarily due to increased property taxes as a result of increased capital investments.
•	Carrying Costs Income decreased $22 million primarily due to the following:
•
An $11 million decrease due to an increased recovery of Virginia environmental costs in new base rates as approved by the Virginia SCC in January 2012 and decreased carrying charges related to the Dresden Plant.

	•	An $8 million decrease in carrying costs income due to the first quarter 2012 recording of debt carrying costs prior to TCC's issuance of securitization bonds in March 2012.
•	Allowance for Equity Funds Used During Construction decreased $28 million primarily due to completed construction of the Turk Plant in December 2012.
•
Income Tax Expense decreased $35 million primarily due to a decrease in pretax book income partially offset by audit settlements for previous years recorded in 2012 and other book/tax differences which are accounted for on a flow-through basis.

TRANSMISSION OPERATIONS

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Income from our Transmission Operations segment increased from $14 million in 2012 to $22 million in 2013 primarily due to an increase in investments by our wholly-owned transmission subsidiaries and ETT.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income from our Transmission Operations segment increased from $31 million in 2012 to $53 million in 2013 primarily due to an increase in investments by our wholly-owned transmission subsidiaries and ETT.

AEP RIVER OPERATIONS

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Income from our AEP River Operations segment was unchanged in comparison to 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income from our AEP River Operations segment decreased from income of $11 million in 2012 to a loss of $12 million in 2013 due to  unfavorable operating conditions caused by extremely low water levels in the first quarter of 2013 followed by flood conditions later in the spring.  In addition, we have experienced significant reductions in grain and export coal demand.

GENERATION AND MARKETING

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Income from our Generation and Marketing segment decreased from $10 million in 2012 to $4 million in 2013 primarily due to decreased retail margins and reduced inception gains from marketing activities, partially offset by favorable gross margins at the Oklaunion Plant.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income from our Generation and Marketing segment increased from $4 million in 2012 to $15 million in 2013 primarily due to higher trading and marketing margins and increased retail activity resulting from our March 2012 acquisition of BlueStar.

ALL OTHER

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Income from All Other increased from a loss of $6 million in 2012 to $0 in 2013 primarily due to a reduction in interest expense due to lower interest rates.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income from All Other increased from a loss of $25 million in 2012 to income of $101 million in 2013 primarily due to a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

AEP SYSTEM INCOME TAXES

Third Quarter of 2013 Compared to Third Quarter of 2012

Income Tax Expense increased $16 million primarily due to other book/tax differences which are accounted for on a flow through basis and the regulatory accounting treatment of state income taxes, partially offset by a decrease in pretax book income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Income Tax Expense decreased $100 million primarily due to a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013, a decrease in pretax book income, partially offset by audit settlements for previous years recorded in 2012 and other book/tax differences which are accounted for on a flow through basis.

FINANCIAL CONDITION

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2013		December 31, 2012
	(dollars in millions)
Long-term Debt, including amounts due within one year	$17,568	50.9%	$17,757	52.3%
Short-term Debt	1,218	3.5	981	2.9
Total Debt	18,786	54.4	18,738	55.2
AEP Common Equity	15,762	45.6	15,237	44.8
Noncontrolling Interests	1	-	-	-

Total Debt and Equity Capitalization	$34,549	100.0%	$33,975	100.0%

Our ratio of debt-to-total capital declined from 55.2% as of December 31, 2012 to 54.4% as of September 30, 2013 primarily due to an increase in our common equity from earnings.

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability.  We believe we have adequate liquidity under our existing credit facilities.  As of September 30, 2013, we had $4.5 billion in aggregate credit facility commitments to support our operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  We are committed to maintaining adequate liquidity.  We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-and-leaseback or leasing agreements or common stock.

Credit Facilities

We manage our liquidity by maintaining adequate external financing commitments.  As of September 30, 2013, our available liquidity was approximately $3.3 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
	Commercial Paper Backup:
	Revolving Credit Facility	$1,750	June 2016
	Revolving Credit Facility	1,750	July 2017
	Term Credit Facility	1,000	May 2015
	Total	4,500
	Cash and Cash Equivalents	147
	Total Liquidity Sources	4,647
Less:	AEP Commercial Paper Outstanding	518
	Letters of Credit Issued	185
	Draw on Term Credit Facility	600

	Net Available Liquidity	$3,344

We have credit facilities totaling $3.5 billion to support our commercial paper program.  The credit facilities allow us to issue letters of credit in an amount up to $1.2 billion.

We use our commercial paper program to meet the short-term borrowing needs of our subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first nine months of 2013 was $904 million.  The weighted-average interest rate for our commercial paper during 2013 was 0.32%.

In February 2013, we entered into a $1 billion term credit facility due in May 2015 to fund certain OPCo maturities on an interim basis and to facilitate the corporate separation of generation assets from transmission and distribution.  In July 2013, we terminated the $1 billion term credit facility.  In July 2013, AEPGenCo, APCo, KPCo and OPCo entered into a $1 billion term credit facility due in May 2015 to fund certain OPCo maturities on an interim basis and to facilitate the corporate separation of generation assets from transmission and distribution.

Securitized Accounts Receivable

In June 2013, we amended our receivables securitization agreement.  The agreement provides a commitment of $700 million from bank conduits to purchase receivables.  We amended a commitment of $385 million to expire in June 2014.  The remaining commitment of $315 million expires in June 2015.

West Virginia Securitization of Regulatory Assets

In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to APCo’s December 2011 under-recovered Expanded Net Energy Charge (ENEC) deferral balance, other ENEC-related assets and related financing costs.  In March 2013, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC, which recommended the WVPSC authorize APCo to securitize $376 million plus upfront financing costs.  In September 2013, the WVPSC approved the settlement agreement.  The securitization bonds are expected to be issued in the fourth quarter of 2013.

Ohio Securitization of Regulatory Assets

In March 2013, the PUCO approved OPCo’s request to securitize the Deferred Asset Recovery Rider (DARR) balance.  The DARR was originally scheduled to be recovered through 2018 by a non-bypassable rider.  In August 2013, OPCo issued $267 million of Securitization Bonds to securitize the DARR balance.  As a result of the securitization, recovery through the DARR has ceased and has been replaced by the Deferred Asset Phase-in Rider which will recover the securitized transition assets over a period not to exceed eight years.

Debt Covenants and Borrowing Limitations

Our revolving credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually defined in our revolving credit agreements.  Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit.  As of September 30, 2013, this contractually-defined percentage was 50.9%.  Nonperformance under these covenants could result in an event of default under these credit agreements.  As of September 30, 2013, we complied with all of the covenants contained in these credit agreements.  In addition, the acceleration of our payment obligations, or the obligations of certain of our major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements and in a majority of our non-exchange traded commodity contracts which would permit the lenders and counterparties to declare the outstanding amounts payable.  However, a default under our non-exchange traded commodity contracts does not cause an event of default under our revolving credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

The term credit facility may be drawn upon until February 2014.  Repayments prior to maturity are permitted.  However, any amount that is repaid may not be re-borrowed and is a permanent reduction of the facility.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders.  As of September 30, 2013, we had not exceeded those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.50 per share in October 2013.  Future dividends may vary depending upon our profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time.  Our income derives from our common stock equity in the earnings of our utility subsidiaries.  Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of our utility subsidiaries to transfer funds to us in the form of dividends.

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

CASH FLOW

Managing our cash flows is a major factor in maintaining our liquidity strength.

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$279	$221
Net Cash Flows from Operating Activities	3,040	2,912
Net Cash Flows Used for Investing Activities	(2,520)	(2,281)
Net Cash Flows Used for Financing Activities	(652)	(409)
Net Increase (Decrease) in Cash and Cash Equivalents	(132)	222
Cash and Cash Equivalents at End of Period	$147	$443

Cash from operations and short-term borrowings provides working capital and allows us to meet other short-term cash needs.

Operating Activities

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Net Income	$1,137	$1,241
Depreciation and Amortization	1,310	1,353
Other	593	318
Net Cash Flows from Operating Activities	$3,040	$2,912

Net Cash Flows from Operating Activities were $3 billion in 2013 consisting primarily of Net Income of $1.1 billion and $1.3 billion of noncash Depreciation and Amortization. Included in Other were $298 million of Asset Impairments related to Muskingum River Plant, Unit 5, Turk and Big Sandy Plants, partially offset by $157 million of Ohio capacity deferrals as a result of the PUCO's July 2012 approval of a capacity deferral mechanism.  Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.  Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2012 and an increase in tax/book temporary differences from operations.   Net cash flows for Accrued Taxes were a result of recording the estimated federal tax loss associated with tax/book temporary differences and the recognition of the tax benefit related to the U.K. Windfall Tax.

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

Investing Activities

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Construction Expenditures	$(2,481)	$(2,108)
Acquisitions of Nuclear Fuel	(110)	(13)
Acquisitions of Assets/Businesses	(6)	(89)
Insurance Proceeds Related to Cook Plant Fire	72	-
Proceeds from Sales of Assets	14	13
Other	(9)	(84)
Net Cash Flows Used for Investing Activities	$(2,520)	$(2,281)

Net Cash Flows Used for Investing Activities were $2.5 billion in 2013 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Net Cash Flows Used for Investing Activities were $2.3 billion in 2012 primarily due to Construction Expenditures for new generation, environmental, distribution and transmission investments.  Acquisitions of Assets/Businesses include our March 2012 purchase of BlueStar for $70 million.

Financing Activities

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Issuance of Common Stock, Net	$61	$64
Issuance of Debt, Net	43	262
Dividends Paid on Common Stock	(709)	(687)
Other	(47)	(48)
Net Cash Flows Used for Financing Activities	$(652)	$(409)

Net Cash Flows Used for Financing Activities were $652 million in 2013.  Our net debt issuances were $43 million. The net issuances included issuances of $475 million of senior unsecured notes, $800 million draws on a $1 billion term credit facility, $305 million of pollution control bonds, $267 million of securitization bonds, $251 million of notes payable and other debt and an increase in short-term borrowing of $237 million offset by retirements of $1.8 billion of senior unsecured and other debt notes, $211 million of securitization bonds and $281 million of pollution control bonds.  We paid common stock dividends of $709 million.  See Note 11 – Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows Used for Financing Activities were $409 million in 2012.  Our net debt issuances were $262 million. The net issuances included issuances of $800 million of securitization bonds, $550 million of senior unsecured notes, $197 million of notes payable and other debt and $65 million of pollution control bonds offset by retirements of $513 million of senior unsecured and other debt notes, $220 million of pollution control bonds, $171 million of securitization bonds and a decrease in short-term borrowing of $434 million.  We paid common stock dividends of $687 million.

In October 2013, I&M retired $37 million of Notes Payable related to DCC Fuel.

BUDGETED CONSTRUCTION EXPENDITURES

We forecast approximately $3.6 billion of construction expenditures excluding equity AFUDC and capitalized interest for 2013.  The total budgeted construction expenditures for 2013 remain unchanged but the table below shows updates to the allocation of expenditures as of September 30, 2013.  For 2014 and 2015, we forecast construction expenditures of $3.8 billion each year.  The projected increases are generally the result of required environmental investment to comply with Federal EPA rules and additional transmission spending.  Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather, legal reviews and the ability to access capital.  We expect to fund these construction expenditures through cash flows from operations and financing activities.  Generally, the subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged.  The 2013 updated estimated construction expenditures include generation, transmission and distribution related investments, as well as expenditures for compliance with environmental regulations as follows:

2013
Budgeted
Construction
Expenditures
(in millions)
Environmental	$437
Generation	585
Transmission	1,455
Distribution	999
Other	121
Total	$3,597

OFF-BALANCE SHEET ARRANGEMENTS

Our current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that we enter in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	September 30,	December 31,
	2013	2012
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$1,404	$1,478
Railcars Maximum Potential Loss from Lease Agreement	19	25

For complete information on each of these off-balance sheet arrangements, see the “Off-balance Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report.

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

We employ risk management contracts including physical forward purchase-and-sale contracts and financial forward purchase-and-sale contracts.  We engage in risk management of power, coal and natural gas and, to a lesser degree, heating oil and gasoline, emission allowance and other commodity contracts to manage the risk associated with our energy business.  As a result, we are subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply, and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors.  Our market risk oversight staff independently monitors our risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various daily, weekly and/or monthly reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of our Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.  The Competitive Risk Committee consists of our Chief Operating Officer, Chief Financial Officer, Executive Vice President of Energy Supply, Senior Vice President of Commercial Operations and Chief Risk Officer.  When commercial activities exceed predetermined limits, we modify the positions to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total mark-to-market (MTM) value as compared to December 31, 2012:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2013

		Generation
	Utility	and
	Operations	Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets
as of December 31, 2012	$68	$128	$196
(Gain) Loss from Contracts Realized/Settled During the Period and
Entered in a Prior Period	(23)	(16)	(39)
Fair Value of New Contracts at Inception When Entered During the
Period (a)	-	12	12
Changes in Fair Value Due to Market Fluctuations During the
Period (b)	1	15	16
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	6	-	6
Total MTM Risk Management Contract Net Assets
as of September 30, 2013	$52	$139	191

Commodity Cash Flow Hedge Contracts			(2)
Interest Rate and Foreign Currency Cash Flow Hedge Contracts			(2)
Fair Value Hedge Contracts			(7)
Collateral Deposits			21
Total MTM Derivative Contract Net Assets as of September 30, 2013			$201

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

We have risk management contracts with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily.  As of September 30, 2013, our credit exposure net of collateral to sub investment grade counterparties was approximately 8.3%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).  As of September 30, 2013, the following table approximates our counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

	Exposure			Number of	Net Exposure
	Before			Counterparties	of
	Credit	Credit	Net	>10% of	Counterparties
Counterparty Credit Quality	Collateral	Collateral	Exposure	Net Exposure	>10%
	(in millions, except number of counterparties)
Investment Grade	$634	$-	$634	2	$297
Split Rating	1	1	-	-	-
Noninvestment Grade	-	-	-	1	-
No External Ratings:
Internal Investment Grade	75	-	75	3	35
Internal Noninvestment Grade	74	10	64	2	40
Total as of September 30, 2013	$784	$11	$773	8	$372

Total as of December 31, 2012	$807	$13	$794	7	$338

Value at Risk (VaR) Associated with Risk Management Contracts

We use a risk measurement model, which calculates VaR, to measure our commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of September 30, 2013, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

The following table shows the end, high, average and low market risk as measured by VaR for the trading portfolio for the periods indicated:

VaR Model

Nine Months Ended				Twelve Months Ended
September 30, 2013				December 31, 2012
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$-	$1	$-	$-	$-	$1	$-	$-

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

Interest Rate Risk

We utilize an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which our interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense.  The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence.  The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months.  As calculated on debt outstanding as of September 30, 2013 and December 31, 2012, the estimated EaR on our debt portfolio for the following twelve months was $35 million and $42 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Utility Operations	$3,797	$3,814	$10,539	$10,412
Other Revenues	379	342	1,045	920
TOTAL REVENUES	4,176	4,156	11,584	11,332
EXPENSES
Fuel and Other Consumables Used for Electric Generation	1,168	1,180	3,107	3,137
Purchased Electricity for Resale	373	327	1,103	855
Other Operation	677	775	2,079	2,150
Maintenance	261	255	839	769
Asset Impairments and Other Related Charges	144	13	298	13
Depreciation and Amortization	447	470	1,310	1,353
Taxes Other Than Income Taxes	231	224	671	648
TOTAL EXPENSES	3,301	3,244	9,407	8,925

OPERATING INCOME	875	912	2,177	2,407

Other Income (Expense):
Interest and Investment Income	3	2	55	6
Carrying Costs Income	8	11	20	42
Allowance for Equity Funds Used During Construction	19	23	51	70
Interest Expense	(225)	(233)	(685)	(697)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	680	715	1,618	1,828

Income Tax Expense	257	241	520	620
Equity Earnings of Unconsolidated Subsidiaries	11	14	39	33

NET INCOME	434	488	1,137	1,241

Net Income Attributable to Noncontrolling Interests	1	1	3	3

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$433	$487	$1,134	$1,238

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	486,932,747	484,979,543	486,353,876	484,437,875

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON
SHAREHOLDERS	$0.89	$1.00	$2.33	$2.55

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	487,258,905	485,362,858	486,792,914	484,826,123

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON
SHAREHOLDERS	$0.89	$1.00	$2.33	$2.55

CASH DIVIDENDS DECLARED PER SHARE	$0.49	$0.47	$1.45	$1.41

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$434	$488	$1,137	$1,241

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1 and $7 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $7 and $4 for the Nine
Months Ended September 30, 2013 and 2012, Respectively	(1)	13	13	(8)
Securities Available for Sale, Net of Tax of $- and $- for the Three Months
Ended September 30, 2013 and 2012, Respectively, and $1 and $1 for the
Nine Months Ended September 30, 2013 and 2012, Respectively	1	1	2	2
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $4
and $4 for the Three Months Ended September 30, 2013 and 2012,
Respectively, and $9 and $12 for the Nine Months Ended September 30,
2013 and 2012, Respectively	7	7	16	22

TOTAL OTHER COMPREHENSIVE INCOME	7	21	31	16

TOTAL COMPREHENSIVE INCOME	441	509	1,168	1,257

Total Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP
COMMON SHAREHOLDERS	$440	$508	$1,165	$1,254

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated
					Other
			Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
TOTAL EQUITY – DECEMBER 31, 2011	504	$3,274	$5,970	$5,890	$(470)	$1	$14,665

Issuance of Common Stock	2	12	52				64
Common Stock Dividends				(684)		(3)	(687)
Other Changes in Equity			8			(1)	7
Net Income				1,238		3	1,241
Other Comprehensive Income					16		16
TOTAL EQUITY – SEPTEMBER 30, 2012	506	$3,286	$6,030	$6,444	$(454)	$-	$15,306

TOTAL EQUITY – DECEMBER 31, 2012	506	$3,289	$6,049	$6,236	$(337)	$-	$15,237

Issuance of Common Stock	2	10	51				61
Common Stock Dividends				(706)		(3)	(709)
Other Changes in Equity			5			1	6
Net Income				1,134		3	1,137
Other Comprehensive Income					31		31
TOTAL EQUITY – SEPTEMBER 30, 2013	508	$3,299	$6,105	$6,664	$(306)	$1	$15,763

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in millions)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$147	$279
Other Temporary Investments
(September 30, 2013 and December 31, 2012 Amounts Include $275 and $311, Respectively, Related to Transition Funding, Phase-in-Recovery Funding and EIS)	288	324
Accounts Receivable:
Customers	657	685
Accrued Unbilled Revenues	164	195
Pledged Accounts Receivable – AEP Credit	982	856
Miscellaneous	107	171
Allowance for Uncollectible Accounts	(54)	(36)
Total Accounts Receivable	1,856	1,871
Fuel	748	844
Materials and Supplies	692	675
Risk Management Assets	171	191
Regulatory Asset for Under-Recovered Fuel Costs	81	88
Margin Deposits	72	76
Prepayments and Other Current Assets	262	241
TOTAL CURRENT ASSETS	4,317	4,589

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	26,172	26,279
Transmission	10,256	9,846
Distribution	16,067	15,565
Other Property, Plant and Equipment (Including Nuclear Fuel and Coal Mining)	4,060	3,945
Construction Work in Progress	2,489	1,819
Total Property, Plant and Equipment	59,044	57,454
Accumulated Depreciation and Amortization	19,174	18,691
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	39,870	38,763

OTHER NONCURRENT ASSETS
Regulatory Assets	5,038	5,106
Securitized Transition Assets	2,080	2,117
Spent Nuclear Fuel and Decommissioning Trusts	1,839	1,706
Goodwill	91	91
Long-term Risk Management Assets	314	368
Deferred Charges and Other Noncurrent Assets	1,414	1,627
TOTAL OTHER NONCURRENT ASSETS	10,776	11,015

TOTAL ASSETS	$54,963	$54,367

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(dollars in millions)
(Unaudited)

September 30,	December 31,
2013	2012
CURRENT LIABILITIES
Accounts Payable	$1,044	$1,169
Short-term Debt:
Securitized Debt for Receivables - AEP Credit	700	657
Other Short-term Debt	518	324
Total Short-term Debt	1,218	981
Long-term Debt Due Within One Year
(September 30, 2013 and December 31, 2012 Amounts Include $433 and $367, Respectively, Related to Transition Funding, DCC Fuel, Phase-in-Recovery Funding and Sabine)	1,366	2,171
Risk Management Liabilities	102	155
Customer Deposits	298	316
Accrued Taxes	590	747
Accrued Interest	219	269
Regulatory Liability for Over-Recovered Fuel Costs	14	47
Other Current Liabilities	841	968
TOTAL CURRENT LIABILITIES	5,692	6,823

NONCURRENT LIABILITIES
Long-term Debt
(September 30, 2013 and December 31, 2012 Amounts Include $2,222 and $2,227, Respectively, Related to Transition Funding, DCC Fuel, Phase-in-Recovery Funding and Sabine)	16,202	15,586
Long-term Risk Management Liabilities	182	214
Deferred Income Taxes	9,871	9,252
Regulatory Liabilities and Deferred Investment Tax Credits	3,640	3,544
Asset Retirement Obligations	1,736	1,696
Employee Benefits and Pension Obligations	986	1,075
Deferred Credits and Other Noncurrent Liabilities	891	940
TOTAL NONCURRENT LIABILITIES	33,508	32,307

TOTAL LIABILITIES	39,200	39,130

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
2013	2012
Shares Authorized	600,000,000	600,000,000
Shares Issued	507,594,430	506,004,962
(20,336,592 Shares were Held in Treasury as of September 30, 2013 and December 31, 2012)	3,299	3,289
Paid-in Capital	6,105	6,049
Retained Earnings	6,664	6,236
Accumulated Other Comprehensive Income (Loss)	(306)	(337)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY	15,762	15,237

Noncontrolling Interests	1	-

TOTAL EQUITY	15,763	15,237

TOTAL LIABILITIES AND EQUITY	$54,963	$54,367

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$1,137	$1,241
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,310	1,353
Deferred Income Taxes	582	592
Asset Impairments and Other Related Charges	298	13
Carrying Costs Income	(20)	(42)
Allowance for Equity Funds Used During Construction	(51)	(70)
Mark-to-Market of Risk Management Contracts	29	70
Amortization of Nuclear Fuel	101	100
Pension Contributions to Qualified Plan Trust	-	(100)
Property Taxes	191	181
Fuel Over/Under-Recovery, Net	38	133
Deferral of Ohio Capacity Costs, Net	(157)	(22)
Change in Other Noncurrent Assets	(35)	(173)
Change in Other Noncurrent Liabilities	16	119
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	4	(4)
Fuel, Materials and Supplies	72	(169)
Accounts Payable	(28)	(135)
Accrued Taxes, Net	(278)	(130)
Other Current Assets	(5)	(28)
Other Current Liabilities	(164)	(17)
Net Cash Flows from Operating Activities	3,040	2,912

INVESTING ACTIVITIES
Construction Expenditures	(2,481)	(2,108)
Change in Other Temporary Investments, Net	53	19
Purchases of Investment Securities	(693)	(745)
Sales of Investment Securities	635	699
Acquisitions of Nuclear Fuel	(110)	(13)
Acquisitions of Assets/Businesses	(6)	(89)
Insurance Proceeds Related to Cook Plant Fire	72	-
Proceeds from Sales of Assets	14	13
Other Investing Activities	(4)	(57)
Net Cash Flows Used for Investing Activities	(2,520)	(2,281)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	61	64
Issuance of Long-term Debt	2,087	1,600
Commercial Paper and Credit Facility Borrowings	17	21
Change in Short-term Debt, Net	240	(417)
Retirement of Long-term Debt	(2,281)	(904)
Commercial Paper and Credit Facility Repayments	(20)	(38)
Principal Payments for Capital Lease Obligations	(53)	(53)
Dividends Paid on Common Stock	(709)	(687)
Other Financing Activities	6	5
Net Cash Flows Used for Financing Activities	(652)	(409)

Net Increase (Decrease) in Cash and Cash Equivalents	(132)	222
Cash and Cash Equivalents at Beginning of Period	279	221
Cash and Cash Equivalents at End of Period	$147	$443

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$702	$698
Net Cash Paid (Received) for Income Taxes	(64)	(44)
Noncash Acquisitions Under Capital Leases	53	46
Construction Expenditures Included in Current Liabilities as of September 30,	363	325
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	-	43
Noncash Assumption of Liabilities Related to Acquisitions	-	56

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 39.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of our net income, financial position and cash flows for the interim periods.  Net income for the three and nine months ended September 30, 2013 is not necessarily indicative of results that may be expected for the year ending December 31, 2013.  The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2012 consolidated financial statements and notes thereto, which are included in our Form 10-K as filed with the SEC on February 26, 2013.

Earnings Per Share (EPS)

Basic earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present our basic and diluted EPS calculations included on our condensed statements of income:

	Three Months Ended September 30,
	2013		2012
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$433		$487

Weighted Average Number of Basic Shares Outstanding	486.9	$0.89	485.0	$1.00
Weighted Average Dilutive Effect of:
Stock Options	-	-	0.1	-
Restricted Stock Units	0.4	-	0.3	-
Weighted Average Number of Diluted Shares Outstanding	487.3	$0.89	485.4	$1.00

	Nine Months Ended September 30,
	2013		2012
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,134		$1,238

Weighted Average Number of Basic Shares Outstanding	486.4	$2.33	484.4	$2.55
Weighted Average Dilutive Effect of:
Stock Options	-	-	0.1	-
Restricted Stock Units	0.4	-	0.3	-
Weighted Average Number of Diluted Shares Outstanding	486.8	$2.33	484.8	$2.55

There were no antidilutive shares outstanding as of September 30, 2013 and 2012.

2.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three and nine months ended September 30, 2013.  All amounts in the following tables are presented net of related income taxes.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Securities	Pension
	Commodity	Foreign Currency	Available for Sale	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2013	$1	$(25)	$5	$(294)	$(313)
Change in Fair Value Recognized in AOCI	1	-	1	-	2
Amounts Reclassified from AOCI	(3)	1	-	7	5
Net Current Period Other
Comprehensive Income	(2)	1	1	7	7
Balance in AOCI as of September 30, 2013	$(1)	$(24)	$6	$(287)	$(306)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Securities	Pension
	Commodity	Foreign Currency	Available for Sale	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2012	$(8)	$(30)	$4	$(303)	$(337)
Change in Fair Value Recognized in AOCI	11	2	2	-	15
Amounts Reclassified from AOCI	(4)	4	-	16	16
Net Current Period Other
Comprehensive Income	7	6	2	16	31
Balance in AOCI as of September 30, 2013	$(1)	$(24)	$6	$(287)	$(306)

Reclassifications Out of Accumulated Other Comprehensive Income

The following tables provide details of reclassifications from AOCI for the three and nine months ended September 30, 2013.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 6 for additional details.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in millions)
Commodity:
Utility Operations Revenues	$(1)
Other Revenues	(3)
Purchased Electricity for Resale	(1)
Property, Plant and Equipment	-
Regulatory Assets/(Liabilities), Net (a)	-
Subtotal - Commodity	(5)

Interest Rate and Foreign Currency:
Interest Expense	2
Subtotal - Interest Rate and Foreign Currency	2

Reclassifications from AOCI, before Income Tax (Expense) Credit	(3)
Income Tax (Expense) Credit	(1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(2)

Gains and Losses on Securities Available for Sale
Interest Income	-
Interest Expense	-
Reclassifications from AOCI, before Income Tax (Expense) Credit	-
Income Tax (Expense) Credit	-
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	-

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(7)
Actuarial (Gains)/Losses	18
Reclassifications from AOCI, before Income Tax (Expense) Credit	11
Income Tax (Expense) Credit	4
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	7

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$5

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in millions)
Commodity:
Utility Operations Revenues	$(1)
Other Revenues	(8)
Purchased Electricity for Resale	3
Property, Plant and Equipment	-
Regulatory Assets/(Liabilities), Net (a)	-
Subtotal - Commodity	(6)

Interest Rate and Foreign Currency:
Interest Expense	6
Subtotal - Interest Rate and Foreign Currency	6

Reclassifications from AOCI, before Income Tax (Expense) Credit	-
Income Tax (Expense) Credit	-
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	-

Gains and Losses on Securities Available for Sale
Interest Income	-
Interest Expense	-
Reclassifications from AOCI, before Income Tax (Expense) Credit	-
Income Tax (Expense) Credit	-
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	-

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(16)
Actuarial (Gains)/Losses	41
Reclassifications from AOCI, before Income Tax (Expense) Credit	25
Income Tax (Expense) Credit	9
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	16

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$16

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

The following tables provide details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2012.  All amounts in the following tables are presented net of related income taxes.

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

Total Accumulated Other Comprehensive Income (Loss) Activity for Cash Flow Hedges
For the Nine Months Ended September 30, 2012
		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Balance in AOCI as of December 31, 2011	$(3)	$(20)	$(23)
Changes in Fair Value Recognized in AOCI	(7)	(15)	(22)
Amount of (Gain) or Loss Reclassified from AOCI
to Statement of Income/within Balance Sheet:
Utility Operations Revenues	-	-	-
Other Revenues	(4)	-	(4)
Purchased Electricity for Resale	13	-	13
Interest Expense	-	3	3
Regulatory Assets (a)	2	-	2
Balance in AOCI as of September 30, 2012	$1	$(32)	$(31)

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

The following tables provide details of changes in unrealized gains and losses related to Securities Available for Sale and the reasons for changes for the three and nine months ended September 30, 2012.  All amounts in the following tables are presented net of related income taxes.

Total Accumulated Other Comprehensive Income (Loss) Activity for Securities Available for Sale
For the Three Months Ended September 30, 2012

(in millions)
Balance in AOCI as of June 30, 2012	$3
Changes in Fair Value Recognized in AOCI	1
Amount of (Gain) or Loss Reclassified from AOCI to Statement of Income:
Interest Income	-
Balance in AOCI as of September 30, 2012	$4

Total Accumulated Other Comprehensive Income (Loss) Activity for Securities Available for Sale
For the Nine Months Ended September 30, 2012

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

Regulatory Assets Not Yet Being Recovered
	September 30,	December 31,
	2013	2012
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Earning a Return
Storm Related Costs	$22	$23
Economic Development Rider	14	13
Other Regulatory Assets Not Yet Being Recovered	3	1
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	153	172
Ormet Special Rate Recovery Mechanism	32	5
Virginia Environmental Rate Adjustment Clause	28	29
Expanded Net Energy Charge - Coal Inventory	21	-
Under-Recovered Capacity Costs	16	-
Mountaineer Carbon Capture and Storage Product Validation Facility	14	14
Litigation Settlement	-	11
Other Regulatory Assets Not Yet Being Recovered	38	36
Total Regulatory Assets Not Yet Being Recovered	$341	$304

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In October 2011, the PUCO issued an order in the remand proceeding.  As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011.  In February 2012, the Ohio Consumers’ Counsel and the IEU filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 – 2011 and various aspects of the approved environmental carrying charge, which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance.  As of September 30, 2013, OPCo’s net deferred fuel balance was $467 million, excluding unrecognized equity carrying costs.  A decision from the Supreme Court of Ohio is pending.

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  The 2009 SEET order gave consideration for a future commitment to invest $20 million to support the development of a large solar farm.  In January 2013, the PUCO found there was not a need for the large solar farm.  The PUCO noted that OPCo remains obligated to spend $20 million on this solar project or another project by the end of 2013.  In September 2013, a proposed second phase of OPCo’s gridSMART program was filed with the PUCO which included a recommended technology solution project to satisfy this PUCO directive.

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  In October 2013, the PUCO issued an order on the 2010 SEET filing.  As a result, the PUCO ordered a $7 million refund of pretax earnings to customers.  OPCo is required to file its 2011 SEET filing with the PUCO on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s requests to file the SEET for 2011 and 2012 one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo or in 2012 for OPCo.  Additionally, management does not currently believe that there will be significantly excessive earnings in 2013 for OPCo.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a Phase-In Recovery Rider (PIRR) to recover deferred fuel costs in rates beginning September 2012.  The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin.  In November 2012, OPCo filed an appeal at the Supreme Court of Ohio related to the PUCO decision in the PIRR proceeding claiming a long-term debt rate modified the previously adjudicated 2009 – 2011 ESP order, which granted a weighted average cost of capital rate.  The IEU and the Ohio Consumers’ Counsel also filed appeals, regarding the PUCO decision in the PIRR proceeding, at the Supreme Court of Ohio in November 2012 arguing principally that the PUCO should have reduced the deferred fuel balance to reflect the prior “improper” collection of POLR revenues which could reduce OPCo’s net deferred fuel balance up to the total balance.  These intervenor appeals also argued that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of September 30, 2013, could reduce carrying costs by $33 million including $17 million of unrecognized equity carrying costs.  A decision from the Supreme Court of Ohio is pending.

Management is unable to predict the outcome of the unresolved litigation discussed above.  Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015, which was generally upheld in rehearing orders in January and March 2013.

As part of the ESP decision, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the SSO load with delivery beginning six months after the receipt of final orders in both the ESP and corporate separation cases and extending through May 2015.  The initiation of the auction is pending the issuance of an order by the PUCO in a separate docket.  The PUCO also ordered OPCo to conduct energy-only auctions for an additional 50% of the SSO load with delivery beginning June 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The RPM price is approximately $33/MW day through May 2014.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.  As of September 30, 2013, OPCo’s incurred deferred capacity costs balance of $228 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet.

As part of the August 2012 ESP order, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs.

In January and March 2013, the PUCO issued its Orders on Rehearing for the ESP which generally upheld its August 2012 order including the implementation of the RSR.  The PUCO clarified that a final reconciliation of revenues and expenses would be permitted for any over- or under-recovery on several riders including fuel.  In addition, the PUCO addressed certain issues around the energy auctions while other SSO issues related to the energy auctions were deferred to a separate docket related to the competitive bid process (CBP).  In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR.

In June 2013, intervenors in the CBP docket filed recommendations that include prospective rate reductions for capacity and non-energy FAC issues.  OPCo maintains that the August 2012 ESP order fixed OPCo’s non-energy generation rates through December 31, 2014 and ordered the application of a $188.88/MW day price for capacity for non-shopping customers effective January 1, 2015.  However, intervenors maintained that OPCo’s non-energy generation rates should be reduced prior to January 1, 2015 to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned (10% prior to June 2014 and 60% for the period June 1, 2014 through December 31, 2014).  An additional proposal to prospectively offset deferred capacity costs based upon the results of the energy-only auctions was not quantified and OPCo maintains that proposal should not be adopted in light of prior PUCO orders.  Hearings related to the CBP were held at the PUCO in June and July 2013.  A decision from the PUCO is pending.

If OPCo is ultimately not permitted to fully collect its ESP rates including the RSR, and its deferred capacity costs, it could reduce future net income and cash flows and impact financial condition.

Corporate Separation

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets at net book value to AEPGenCo.  AEPGenCo will also assume the associated generation liabilities.  In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful.  A decision from the Supreme Court of Ohio is pending.  In October 2013, OPCo filed an application with the PUCO to amend the corporate separation plan by permitting OPCo to retain certain rights to purchase power from OVEC.

Also in October 2012, filings at the FERC were submitted related to corporate separation.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo.  Results of operations related to generation in Ohio will be largely determined by prevailing market conditions effective January 1, 2014.  See the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.

Storm Damage Recovery Rider (SDRR)

In December 2012, OPCo submitted an application with the PUCO to establish initial SDRR rates.  The SDRR seeks recovery of 2012 incremental storm distribution expenses over twelve months starting with the effective date of the SDRR as approved by the PUCO.  OPCo also requested approval of a weighted average cost of capital carrying charge if recovery of these costs did not begin prior to April 2013.  In May 2013, intervenors filed comments with various recommendations including reductions in the amount of storm costs recoverable up to the amount deferred, an extended recovery period, and an additional review of the storm costs including the allocation of costs to capital.  Hearings at the PUCO are scheduled for December 2013.  As of September 30, 2013, OPCo recorded $61 million in Regulatory Assets on the balance sheet related to 2012 storm damage.  If OPCo is not ultimately permitted to recover these storm costs, it could reduce future net income and cash flows and impact financial condition.

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

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audit reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes with the use of a weighted average cost of capital (WACC).  The PUCO subsequently ruled that the fuel clause for these years was approved with a WACC carrying cost and that the carrying costs on the balance should not be net of accumulated income taxes.  Hearings at the PUCO are scheduled for November 2013.  If the PUCO orders result in a reduction to the FAC deferral, it could reduce future net income and cash flows and impact financial condition.  See the 2009-2011 ESP section of the “Ohio Electric Security Plan Filing” related to the PUCO order in the PIRR proceeding.

Ormet

Ormet, a large aluminum company, has a contract through 2018 to purchase power from OPCo.  In February 2013, Ormet filed Chapter 11 bankruptcy proceedings in the state of Delaware.  In October 2013, following applications to the PUCO to amend Ormet’s power contract with OPCo, Ormet announced that they are unable to emerge from bankruptcy and are shutting down operations effective immediately.  Based upon previous PUCO rulings to provide rate assistance to Ormet, the PUCO is expected to permit OPCo to recover unpaid Ormet amounts through the Economic Development Rider, except where recovery from ratepayers is limited to $20 million related to previously deferred payments from Ormet’s October and November 2012 power bills.  OPCo expects that any additional unpaid generation usage by Ormet will be recoverable as a regulatory asset through the Economic Development

Rider.  As of September 30, 2013, OPCo has recorded a regulatory asset of $32 million of Ormet amounts collectible through the Economic Development Rider as a result of these special rate recovery mechanisms and amounts unpaid by Ormet.

In the 2009 – 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future.  Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs.  The PUCO did not take any action on this request.  The intervenors raised the issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts referenced above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant.  As of September 30, 2013, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order.  Intervenors have filed motions with the PUCO requesting OPCo refund all collected pre-construction costs to Ohio ratepayers with interest.

Management cannot predict the outcome of these proceedings concerning the Ohio IGCC plant or what effect, if any, these proceedings could have on future net income and cash flows.  However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.  As of September 30, 2013, SWEPCo’s share of incurred construction expenditures for the Turk Plant was approximately $1.8 billion, including AFUDC and capitalized interest of $328 million and related transmission costs of $118 million.  As of September 30, 2013, a provision of $173 million has been recorded for costs incurred in excess of a Texas cost cap, resulting in total capitalized expenditures of $1.6 billion.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%).  Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN.  In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  The Arkansas portion of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market.

The PUCT approved a Certificate of Convenience and Necessity (CCN) for the Turk Plant with the following conditions: (a) a cap on the recovery of jurisdictional capital costs for the Turk Plant based on the previously estimated $1.522 billion projected cash construction cost, excluding related transmission costs, (b) a cap on recovery of annual CO2 emission costs at $28 per ton through the year 2030 and (c) a requirement to hold Texas ratepayers financially harmless from any adverse impact related to the Turk Plant not being fully subscribed to by other utilities or wholesale customers.  See the “2012 Texas Base Rate Case” disclosure below for a discussion of a PUCT order on the Texas capital cost cap.  SWEPCo appealed the PUCT’s order contending the two cost cap restrictions are unlawful.  The Texas Industrial Energy Consumers (TIEC) filed an appeal contending that the PUCT’s grant of a conditional CCN for the Turk Plant should be revoked because the Turk Plant is unnecessary to serve retail customers.  The Texas District Court and the Texas Court of Appeals affirmed the PUCT’s order in all respects.  In March 2013, SWEPCo and the TIEC’s petitions for review at the Supreme Court of Texas were denied and in August 2013, SWEPCo and the TIEC’s motions for rehearing at the Supreme Court of Texas were denied.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

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

In September 2012, an Administrative Law Judge (ALJ) issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  In May 2013, the ALJ issued a proposal for decision recommending a rate increase but found SWEPCo imprudent for failing to cancel the Turk Plant in 2010.

The PUCT rejected the ALJ’s imprudence recommendation, but during a September 2013 open meeting, the PUCT stated that it would limit the recovery of the investment in the Turk Plant by imposing a Texas jurisdictional cost cap established in the recently concluded Certificate of Convenience and Necessity (CCN) case appeal discussed above (the Texas capital cost cap).  The PUCT also provided new details on how the cost cap would be applied.  In October 2013, the PUCT issued an order with the determination that the Turk Plant Texas capital cost cap also limited SWEPCo’s recovery of AFUDC in addition to its recovery of cash construction costs.  As a result of the determination that AFUDC was to be included in the cap, in the third quarter of 2013, SWEPCo recorded an additional pretax impairment of $111 million in Asset Impairments and Other Related Charges on the statement of income.  The order approved an annual rate increase of approximately $39 million based upon a return on common equity of 9.65%.  As a result of this approval, SWEPCo retroactively applied these rates back to the end of January 2013.  The approval also provided for the following:  (a) no disallowances to the existing book investment in the Stall Plant, and (b) the exclusion, until SWEPCo files and obtains approval of a Transmission Cost Recovery Rider, of the Turk Plant transmission line investment that was not in service at the end of the test year.  Additionally, the PUCT determined that it would defer consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2.  As of September 30, 2013, the net book value of Welsh Plant, Unit 2 was $94 million, before cost of removal, including materials and supplies inventory and CWIP.  Requests for rehearing may be filed within 30 days of receipt of the PUCT order.  SWEPCo intends to file a motion for rehearing with the PUCT in late October 2013.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant.  In February 2013, a settlement was filed and approved by the LPSC.  The settlement increased Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based on a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund based on the staff review of the cost of service and the prudence review of the Turk Plant.  The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013.  In May 2013, SWEPCo filed testimony in the prudence review of the Turk Plant.  If the LPSC orders refunds based upon the pending staff review of the cost of service or the prudence review of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  In July 2013, the APSC approved the request to install environmental controls at the Flint Creek Plant.

APCo and WPCo Rate Matters

Plant Transfers

In October 2012, the AEP East Companies submitted several filings with the FERC regarding the transfer of certain generation plants within the AEP System.  See the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.  In December 2012, APCo and WPCo filed requests with the Virginia SCC and the WVPSC for approval to transfer at net book value to APCo a two-thirds interest in Amos Plant, Unit 3 and a one-half interest in the Mitchell Plant, comprising 1,647 MW of generating capacity presently owned by OPCo.  In June 2013, intervenors filed testimony with the WVPSC and made recommendations relating to APCo’s proposed asset transfers including the transfer of only one plant and the issuance of a Request for Proposals for any additional capacity and energy requirements.  Also in June 2013, the WVPSC staff filed testimony recommending the approval of the proposed asset transfers, with rate recognition to occur in a future base rate case, but limiting the liabilities to be transferred to the types and amounts reflected in the net book value of the assets.  In July 2013, the Virginia SCC approved the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but, for rate purposes, reduced the proposed transfer price by $83 million pretax.  The Virginia jurisdictional share of the disallowance is approximately $39 million.  The Virginia SCC also denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  APCo plans to pursue cost recovery of the transferred interest in the Amos Plant in Virginia in the 2014 biennial filing.  Management is currently evaluating the implications of this order while awaiting a final decision from the WVPSC.  Hearings were held at the WVPSC in July 2013.  In September 2013, a WVPSC staff brief advocated for the approval of the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo at the reduced value, for rate purposes, as approved by the Virginia SCC which could result in an additional $44 million disallowance related to the West Virginia and FERC jurisdictional shares of Amos Plant, Unit 3 and the denial of the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  This matter is currently pending before the WVPSC.  Any disallowance related to recovery of Amos Plant, Unit 3, as a result of Virginia SCC or WVPSC orders, would be recorded upon the transfer, expected in the fourth quarter of 2013.  If APCo and WPCo are not ultimately permitted to recover their incurred costs, it could reduce future net income and cash flows and impact financial condition.

APCo IGCC Plant

As of September 30, 2013, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $10 million applicable to its Virginia jurisdiction.  If the costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2013 Virginia Environmental Rate Adjustment Clause (Environmental RAC) Filing

In March 2013, APCo filed with the Virginia SCC for approval of an environmental RAC to recover $39 million related to 2012 and 2011 environmental compliance costs effective February 2014 over a one-year period.  In March 2013, the environmental RAC surcharge expired related to the collection of 2009 and 2010 environmental compliance costs.  In August 2013, a settlement agreement was submitted to the Virginia SCC which recommended approval of an environmental RAC to recover $38 million of the 2012 and 2011 environmental compliance costs.  In September 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than November 2013.  APCo has deferred $28 million as of September 30, 2013 for the Virginia portion of unrecovered environmental RAC costs incurred in 2012 and 2011, excluding $10 million of unrecognized equity carrying costs.  If the Virginia SCC were to disallow any portion of the environmental RAC, it could reduce future net income and cash flows.

2013 Virginia Generation Rate Adjustment Clause (Generation RAC) Filing

In March 2013, APCo filed with the Virginia SCC for an increase in its generation RAC revenues of $12 million for a total of $38 million annually to collect costs related to the Dresden Plant.  In August 2013, a settlement agreement was submitted to the Virginia SCC which recommended approval of an increase in the generation RAC to $37 million annually if the proposed merger of WPCo into APCo occurs by January 1, 2014 or an increase to $39 million if the proposed merger does not occur by January 1, 2014.  Per the settlement agreement, the generation RAC increase is to be effective no later than March 2014 for a period of one year at which time the component to collect an under-recovery of approximately $9 million will cease and the remaining component to recover on-going Dresden Plant costs will continue.  In October 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than December 2013.  APCo has deferred $6 million as of September 30, 2013 for the Virginia portion of unrecovered costs of the Dresden Plant, excluding $4 million of unrecognized equity carrying costs.  If the Virginia SCC were to disallow any portion of the generation RAC, it could reduce future net income and cash flows.

2013 West Virginia Expanded Net Energy Charge (ENEC) Filing

In March 2012, West Virginia passed securitization legislation which allows the WVPSC to establish a regulatory framework for electric utilities to securitize certain deferred ENEC balances and other ENEC-related assets.  In August 2012, APCo and WPCo filed a request with the WVPSC for a financing order to securitize a total of $422 million related to the December 2011 under-recovered ENEC deferral balance including other ENEC-related assets of $13 million and related future financing costs of $7 million.  Upon completion of the securitization, APCo would offset its current ENEC rates by an amount to recover the securitized balance over the securitization period.  In March 2013, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC which recommended the WVPSC authorize APCo to securitize $376 million plus upfront financing costs.  In September 2013, the WVPSC approved the settlement agreement.  The securitization bonds are expected to be issued in the fourth quarter of 2013.

In April 2013, APCo and WPCo filed to keep total rates unchanged with a portion of the ENEC to be specifically identified for the amount to be securitized in accordance with the proposed securitization settlement agreement.  The remaining ENEC rate is proposed to include (a) the proposed transfer of certain generation facilities from OPCo and the APCo/WPCo merger, (b) construction surcharges and (c) ongoing ENEC costs.  In August 2013, the WVPSC approved a settlement that includes (a) a $56 million reduction in ENEC revenues, offset by a $6 million annual increase in construction surcharges, effective September 2013 and subject to true-up, (b) an agreement to file a base case no later than June 2014 and (c) the deferral of $21 million from the ENEC recovery balance with the ability to include that amount in the ENEC recovery balance upon reaching certain coal inventory levels at the Amos Plant.

As of September 30, 2013, APCo’s ENEC under-recovery balance of $281 million, net of 2012 and 2013 over-recovery, was recorded in Regulatory Assets on the balance sheet, excluding $2 million of unrecognized equity carrying costs and $14 million of other ENEC-related assets.

Virginia Storm Costs

In March 2013, due to the 2013 enactment of a Virginia law, APCo wrote off $30 million of previously deferred 2012 Virginia storm costs.  The change in law affected the test years to be included in APCo's next biennial Virginia base rate filing in March 2014 and the determination of how these costs are treated in the Virginia jurisdictional biennial earnings test for 2012 and 2013.  The estimated 2013 earnings component will be reviewed quarterly to determine if any storm costs can be deferred.  As of September 30, 2013, there were no deferrals of Virginia storm costs incurred in 2012 or 2013.  If this quarterly test allows APCo to defer previously expensed storm costs for future recovery, it could increase future net income and cash flows.

PSO Rate Matters

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC reflecting the retirement of Northeastern Station (NES), Unit 4 in 2016 and additional environmental controls on NES, Unit 3 to continue operations through 2026.  As of September 30, 2013, the net book values of NES, Units 3 and 4 were $182 million and $101 million, respectively, before cost of removal, including materials and supplies inventory and CWIP.  In August 2013, the OCC dismissed PSO’s environmental compliance plan case without prejudice but will permit PSO to seek recovery in a future proceeding.  PSO will address the environmental compliance plan issues in future regulatory proceedings when it seeks cost recovery of the plan.  If PSO is ultimately not permitted to fully recover its net book value of NES, Units 3 and 4 and other environmental compliance costs, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2%.  In a March 2013 order, the IURC approved an adjustment which increased the authorized annual increase in base rates from $85 million to $92 million.  In March 2013, the Indiana Office of Utility Consumer Counselor (OUCC) filed a request for reconsideration with the IURC, which was denied.  Also in March 2013, the OUCC filed an appeal of the order with the Indiana Court of Appeals.  In September 2013, the OUCC filed a brief on appeal that included objections to the inclusion of a prepaid pension asset in rate base, the use of an end-of-test-year amount for materials and supplies instead of a thirteen-month average and the application of an “outdated” capital structure.  If the order is overturned by the Indiana Court of Appeals, it could reduce future net income and cash flows.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its extended licensed life (2034 for Unit 1 and 2037 for Unit 2).  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of September 30, 2013, I&M has incurred $285 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items that might accommodate a future potential power uprate which the IURC stated I&M could seek recovery in a base rate case.  I&M was granted recovery through an LCM rider which will be determined by a proceeding in the fourth quarter of 2013 and semi-annual proceedings thereafter.  The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in its rates.   In October 2013, I&M filed an application with the IURC for LCM rider rates to be effective January 2014.

In January 2013, the MPSC approved a Certificate of Need (CON) for the LCM Project and authorized deferral accounting for costs incurred related to certain projects effective January 2013 until these costs are included in rates.  In February 2013, intervenors filed appeals with the Michigan Court of Appeals objecting to the issuance of the CON as well as the amount of the CON related to the LCM Project.

If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition.

Rockport Plant Clean Coal Technology Project (CCT Project)

In April 2013, I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit both units of the Rockport Plant with a Dry Sorbent Injection system.  The estimated cost in the application was $285 million, excluding AFUDC to be shared equally between I&M and AEGCo.  The application requested deferral treatment of any unrecovered carrying costs incurred during construction and incremental post in-service depreciation expense and operation and maintenance expenses until such costs are recognized and recovered in a rider.  I&M also requested cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.

In July 2013, a settlement agreement was filed with the IURC.  The settlement agreement includes the approval of the CPCN with an updated estimated CCT Project cost of $258 million, excluding AFUDC, and the recovery of the Indiana jurisdictional share of I&M’s ownership share.  The settlement agreement specifies that 80% of the recoverable I&M direct ownership share of CCT Project costs will be recovered through a Federal Mandate Rider with the remaining 20% deferred until rates are established in a subsequent rate case.  If the IURC approves the settlement agreement, I&M’s Indiana allocated share of the CCT Project costs received in the form of purchased power from AEGCo will be recovered in subsequent I&M rate cases.  A hearing was held at the IURC in August 2013 and a decision is expected by November 2013.  As of September 30, 2013, we have incurred costs of $93 million related to the CCT Project, including AFUDC.  If we are not ultimately permitted to recover our incurred costs, it could reduce future net income and cash flows.

Tanners Creek Plant, Units 1 - 4

In 2011, I&M announced that it would retire Tanners Creek Plant, Units 1-3 by June 2015 to comply with proposed environmental regulations.  In September 2013, I&M announced that Tanners Creek Plant, Unit 4 would also be retired in mid-2015 rather than being converted from coal to natural gas.   I&M is currently recovering the net book value of Tanners Creek Plant, Units 1-4 in base rates, and plans to seek recovery of all of the plant’s retirement related costs in its next Indiana and Michigan base rate cases.  As of September 30, 2013, the combined net book value of Tanners Creek Plant, Units 1-4 was $342 million, before cost of removal, including materials and supplies inventory and CWIP.  If I&M is ultimately not permitted to fully recover its net book value of Tanners Creek Plant, Units 1-4, it could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters

Plant Transfer

In October 2012, the AEP East Companies submitted several filings with the FERC.  See the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.  In December 2012, KPCo filed a request with the KPSC for approval to transfer at net book value to KPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity presently owned by OPCo.  KPCo also requested costs related to the Big Sandy Plant, Unit 2 FGD project be established as a regulatory asset.  As of September 30, 2013, the net book value of Big Sandy, Unit 2 was $251 million, before cost of removal, including materials and supplies inventory and CWIP.  KPCo is currently seeking recovery of these costs with the KPSC.  In March 2013, KPCo issued a Request for Proposal (RFP) to purchase up to 250 MW of long-term capacity and energy to replace a portion of the capacity from the retirement of Big Sandy Plant, Unit 1.  In June 2013, KPCo filed the results of its RFP with the KPSC.

In July 2013, KPCo, Kentucky Industrial Utility Customers, Inc. (KIUC) and the Sierra Club filed a settlement agreement with the KPSC.  The settlement included the transfer of a one-half interest in the Mitchell Plant to KPCo at net book value on December 31, 2013 with the implementation of an Asset Transfer Rider to collect $44 million annually effective January 2014, subject to true-up.  The settlement also allows KPCo to retain any off-system sales margins above the $15.3 million annual level in base rates.  Additionally, the settlement included the authorization to record FGD project costs as a regulatory asset, the conversion of Big Sandy Plant, Unit 1 to natural gas and addressed potential greenhouse gas initiatives on the Mitchell Plant.  In October 2013, the KPSC issued an order approving a modified settlement agreement that included a limitation that the net book value of the Mitchell Plant transfer not exceed the amount to be determined by a WVPSC order, which is currently pending.  Additionally, the order rejected KPCo’s request to defer FGD project costs for Big Sandy, Unit 2.  Also in October 2013, KPCo filed with the KPSC accepting and agreeing to be bound by the modifications to the settlement agreement.  As a result of this order, in the third quarter of 2013, KPCo recorded a pretax impairment of $33 million in Asset Impairments and Other Related Charges on the statement of income.

2013 Kentucky Base Rate Case

In June 2013, KPCo filed a request with the KPSC for an annual increase in base rates of $114 million based upon a return on common equity of 10.65% to be effective January 2014.  The proposed revenue increase includes cost recovery of the pending transfer of the one-half interest in the Mitchell Plant (780 MW).  In October 2013, the KPSC issued an order which modified and approved a settlement agreement relating to the proposed transfer of the one-half interest in the Mitchell Plant, in which KPCo agreed to withdraw this base rate case request.  KPCo intends to withdraw this base rate request following the resolution of any potential requests for rehearing or appeals of the KPSC order.  Assuming KPCo withdraws the base rate case, current base rates will remain in effect until at least May 2015.

FERC Rate Matters

Corporate Separation and Termination of Interconnection Agreement

In October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations.  The filings requested approval to transfer at net book value (NBV) approximately 9,200 MW of OPCo-owned generation assets to a new wholly-owned company, AEPGenCo.  The AEP East Companies also requested FERC approval to transfer at NBV  OPCo’s current two-thirds ownership (867 MW) in Amos Plant, Unit 3 to APCo and transfer at NBV OPCo’s Mitchell Plant to APCo and KPCo in equal one-half interests (780 MW each).  These transfers are proposed to be effective December 31, 2013.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo, the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo and the merger of APCo and WPCo.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  OPCo has contested the petition for rehearing, which remains pending before the FERC.  Similar asset transfer filings have been made at the KPSC, the Virginia SCC and the WVPSC.  See the “Plant Transfers” section of APCo and WPCo Rate Matters and the “Plant Transfer” section of KPCo Rate Matters.

Additionally, the AEP East Companies requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ respective power supply resources.  Under the PCA, APCo, I&M and KPCo would be individually responsible for planning their respective capacity obligations and there would be no capacity equalization charges/credits on deficit/surplus companies.  Further, the PCA allows, but does not obligate, APCo, I&M and KPCo to participate collectively under a common fixed resource requirement capacity plan in PJM and to participate in specified collective off-system sales and purchase activities.  Intervenors have opposed several of these filings.  The AEP East Companies responded to intervenor comments and filed a revised PCA at the FERC in March 2013.  The revised PCA included certain clarifying wording changes that have been agreed upon by intervenors.  A decision is pending at the FERC.

Additionally, FERC approval was sought for a power supply agreement between AEPGenCo and OPCo.  This agreement provides for AEPGenCo to supply capacity for OPCo’s switched and non-switched retail load for the period January 1, 2014 through May 31, 2015 and to supply the energy needs of OPCo’s non-switched retail load that is not acquired through an auction from January 1, 2014 through December 31, 2014.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo and WPCo Rate Matters and the “Plant Transfer” section of KPCo Rate Matters for a discussion of those orders.

If corporate separation is approved as filed, for any AEPGenCo generation not serving OPCo’s retail load, AEPGenCo’s results of operations will be largely determined by prevailing market conditions effective January 1, 2014.  If incurred costs are not ultimately recovered, it could reduce future net income and cash flows and impact financial condition.

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

We have two revolving credit facilities totaling $3.5 billion, under which we may issue up to $1.2 billion as letters of credit.  As of September 30, 2013, the maximum future payments for letters of credit issued under the revolving credit facilities were $185 million with maturities ranging from October 2013 to November 2014.

We have $402 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $407 million.  The letters of credit have maturities ranging from March 2014 to March 2015.

Guarantees of Third-Party Obligations

SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, we estimate the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of September 30, 2013, SWEPCo has collected approximately $63 million through a rider for final mine closure and reclamation costs, of which $13 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $50 million is recorded in Asset Retirement Obligations on our condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees

Contracts

We enter into several types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, our exposure generally does not exceed the sale price.  The status of certain sale agreements is discussed in the 2012 Annual Report “Dispositions” section of Note 6.  As of September 30, 2013, there were no material liabilities recorded for any indemnifications.

Master Lease Agreements

We lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, we are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2013, the maximum potential loss for these lease agreements was approximately $20 million assuming the fair value of the equipment is zero at the end of the lease term.

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignment is accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $14 million and $15 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2013.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from approximately 83% under the current five year lease term to 77% at the end of the 20-year term of the projected fair value of the equipment.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are approximately $9 million and $10 million for I&M and SWEPCo, respectively, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, we believe that the fair value would produce a sufficient sales price to avoid any loss.

ENVIRONMENTAL CONTINGENCIES

Carbon Dioxide Public Nuisance Claims

In October 2009, the Fifth Circuit Court of Appeals reversed a decision by the Federal District Court for the District of Mississippi dismissing state common law nuisance claims in a putative class action by Mississippi residents asserting that CO2 emissions exacerbated the effects of Hurricane Katrina.  The Fifth Circuit held that there was no exclusive commitment of the common law issues raised in plaintiffs’ complaint to a coordinate branch of government and that no initial policy determination was required to adjudicate these claims.  The court granted petitions for rehearing.  An additional recusal left the Fifth Circuit without a quorum to reconsider the decision and the appeal was dismissed, leaving the district court’s decision in place. Plaintiffs filed a petition with the U.S. Supreme Court asking the court to remand the case to the Fifth Circuit and reinstate the panel decision.  The petition was denied in January 2011.  Plaintiffs refiled their complaint in federal district court.  The court ordered all defendants to respond to the refiled complaints in October 2011.  In March 2012, the court granted the defendants’ motion for dismissal on several grounds, including the doctrine of collateral estoppel and the applicable statute of limitations.  In May 2013, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s dismissal of the complaint.  The plaintiffs did not appeal to the U.S. Supreme Court.

Alaskan Villages’ Claims

In 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in Federal Court in the Northern District of California against AEP, AEPSC and 22 other unrelated defendants including oil and gas companies, a coal company and other electric generating companies.  The complaint alleges that the defendants' emissions of CO2 contribute to global warming and constitute a public and private nuisance and that the defendants are acting together.  The complaint further alleges that some of the defendants, including AEP, conspired to create a false scientific debate about global warming in order to deceive the public and perpetuate the alleged nuisance.  The plaintiffs also allege that the effects of global warming will require the relocation of the village at an alleged cost of $95 million to $400 million.  In October 2009, the judge dismissed plaintiffs’ federal common law claim for nuisance, finding the claim barred by the political question doctrine and by plaintiffs’ lack of standing to bring the claim.  The judge also dismissed plaintiffs’ state law claims without prejudice to refiling in state court.  In September 2012, the Ninth Circuit Court of Appeals affirmed the trial court’s decision, holding that the CAA displaced Kivalina’s claims for damages.  Plaintiffs filed seeking further review in the U.S. Supreme Court.  In May 2013, the U.S. Supreme Court denied the plaintiffs’ request for review.

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

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in Federal Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  In October 2013, we filed a motion to dismiss the case.  We will continue to defend against the claims.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Natural Gas Markets Lawsuits

In 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in California and in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP (or a subsidiary) is among the companies named as defendants in some of these cases.  We settled, received summary judgment or were dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court's dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court's orders in these cases.  The appellate court reversed the district court's holding that the state antitrust claims were preempted by the Natural Gas Act and the order dismissing AEP from two of the cases on personal jurisdiction grounds and affirmed the decision denying leave to the plaintiffs to amend their complaints in two of the cases.  AEP filed a motion with the appellate court for rehearing on the issue of whether the district court had personal jurisdiction of AEP in the two referenced cases.  No decision has been rendered on that motion.  Defendants in these cases, including AEP, filed a petition seeking further review with the U.S. Supreme Court on the preemption issue, which is pending.  We will continue to defend the cases.  We believe the provision we have is adequate.

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

IMPAIRMENTS

2013

Turk Plant (Utility Operations segment)

In the third quarter of 2013, SWEPCo recorded a pretax write-off of $111 million in Asset Impairments and Other Related Charges on the statement of income related to AFUDC on the Turk Plant that was included in the Texas capital cost cap.  See the “2012 Texas Base Rate Case” section of Note 3.

Big Sandy Plant, Unit 2 FGD Project (Utility Operations segment)

In the third quarter of 2013, KPCo recorded a pretax write-off of $33 million in Asset Impairments and Other Related Charges on the statement of income primarily related to the Big Sandy Plant, Unit 2 FGD project.  See the “Plant Transfer” section of Note 3.

Muskingum River Plant, Unit 5 (Utility Operations segment)

In May 2013, the U.S. District Court for the Southern District of Ohio approved a modification to the consent decree, which was initially entered into in 2007, requiring certain types of pollution control equipment to be installed at certain AEP plants, including OPCo’s 600 MW Muskingum River Plant, Unit 5 (MR5) coal-fired generation plant.  Under the modification to the consent decree, OPCo has the option to cease burning coal and retire MR5 in 2015 or to cease burning coal in 2015 and complete a natural gas refueling project no later than June 2017.  In the second quarter of 2013, based on the approval of the modified consent decree and changes in other market factors, we re-evaluated potential courses of action with respect to the planned operation of MR5 and concluded that completion of a refueling project, which would have extended the useful life of MR5, is remote.  As a result, management completed an impairment analysis and concluded that MR5 was impaired.  Under a market-based value approach, using level 3 unobservable inputs, management determined that the fair value of this generating unit was zero based on the lack of installed environmental control equipment and the nature and condition of this generating unit.  In the second quarter of 2013, OPCo recorded a pretax impairment of $154 million in Asset Impairments and Other Related Charges on the statement of income which includes a $6 million pretax impairment of related material and supplies inventory.  Management expects to retire the plant in 2015.

2012

Turk Plant (Utility Operations segment)

In 2012, SWEPCo recorded a pretax write-off of $13 million in Asset Impairments and Other Related Charges on the statement of income related to unrecoverable construction costs subject to the Texas capital costs cap portion of the Turk Plant.

6.  BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following tables provide the components of our net periodic benefit cost (credit) for the plans for the three and nine months ended September 30, 2013 and 2012:

			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service Cost	$17	$19	$5	$12
Interest Cost	51	56	18	26
Expected Return on Plan Assets	(69)	(80)	(27)	(26)
Amortization of Transition Obligation	-	-	-	1
Amortization of Prior Service Cost (Credit)	1	-	(17)	(5)
Amortization of Net Actuarial Loss	45	42	16	14
Net Periodic Benefit Cost (Credit)	$45	$37	$(5)	$22

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Service Cost	$52	$57	$17	$35
Interest Cost	152	167	53	78
Expected Return on Plan Assets	(208)	(239)	(80)	(76)
Amortization of Transition Obligation	-	-	-	1
Amortization of Prior Service Cost (Credit)	2	-	(52)	(14)
Amortization of Net Actuarial Loss	137	117	48	43
Net Periodic Benefit Cost (Credit)	$135	$102	$(14)	$67

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

The tables below present our reportable segment information for the three and nine months ended September 30, 2013 and 2012 and balance sheet information as of September 30, 2013 and December 31, 2012.  These amounts include certain estimates and allocations where necessary.

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Revenues from:
External Customers	$3,788	$8	$125	$251	$4	$-	$4,176
Other Operating Segments	31	18	5	-	3	(57)	-
Total Revenues	$3,819	$26	$130	$251	$7	$(57)	$4,176

Net Income (Loss)	$409	$22	$(1)	$4	$-	$-	$434

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Revenues from:
External Customers	$3,811	$3	$142	$194	$6	$-	$4,156
Other Operating Segments	28	7	5	-	4	(44)	-
Total Revenues	$3,839	$10	$147	$194	$10	$(44)	$4,156

Net Income (Loss)	$471	$14	$(1)	$10	$(6)	$-	$488

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2013
Revenues from:
External Customers	$10,520	$18	$365	$671	$10	$-	$11,584
Other Operating Segments	94	35	15	-	6	(150)	-
Total Revenues	$10,614	$53	$380	$671	$16	$(150)	$11,584

Net Income (Loss)	$980	$53	$(12)	$15	$101	$-	$1,137

			Nonutility Operations
				Generation
	Utility	Transmission	AEP River	and	All Other	Reconciling
	Operations	Operations	Operations	Marketing	(a)	Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Revenues from:
External Customers	$10,407	$5	$477	$427	$16	$-	$11,332
Other Operating Segments	75	10	16	-	7	(108)	-
Total Revenues	$10,482	$15	$493	$427	$23	$(108)	$11,332

Net Income (Loss)	$1,220	$31	$11	$4	$(25)	$-	$1,241

			Nonutility Operations
				Generation		Reconciling
	Utility	Transmission	AEP River	and	All Other	Adjustments
	Operations	Operations	Operations	Marketing	(a)	(b)		Consolidated
	(in millions)
September 30, 2013
Total Property, Plant and Equipment	$56,745	$1,296	$637	$627	$8	$(269)		$59,044
Accumulated Depreciation and
Amortization	18,791	7	182	268	8	(82)		19,174
Total Property, Plant and
Equipment - Net	$37,954	$1,289	$455	$359	$-	$(187)		$39,870

Total Assets	$51,598	$1,809	$650	$1,009	$17,874	$(17,977)	(c)	$54,963

			Nonutility Operations
				Generation		Reconciling
	Utility	Transmission	AEP River	and	All Other	Adjustments
	Operations	Operations	Operations	Marketing	(a)	(b)		Consolidated
	(in millions)
December 31, 2012
Total Property, Plant and Equipment	$55,707	$748	$636	$621	$8	$(266)		$57,454
Accumulated Depreciation and
Amortization	18,344	4	161	246	7	(71)		18,691
Total Property, Plant and
Equipment - Net	$37,363	$744	$475	$375	$1	$(195)		$38,763

Total Assets	$51,477	$1,216	$670	$1,005	$17,191	$(17,192)	(c)	$54,367

(a)	All Other includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.
(b)	Includes eliminations due to an intercompany capital lease.
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

The following table represents the gross notional volume of our outstanding derivative contracts as of September 30, 2013 and December 31, 2012:

Notional Volume of Derivative Instruments

	Volume
	September 30,	December 31,	Unit of
	2013	2012	Measure
Primary Risk Exposure	(in millions)
Commodity:
Power	464	498	MWhs
Coal	6	10	Tons
Natural Gas	141	147	MMBtus
Heating Oil and Gasoline	5	6	Gallons
Interest Rate	$201	$235	USD

Interest Rate and Foreign Currency	$820	$1,199	USD

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

According to the accounting guidance for “Derivatives and Hedging,” we reflect the fair values of our derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, we are required to post or receive cash collateral based on third party contractual agreements and risk profiles.  For the September 30, 2013 and December 31, 2012 condensed balance sheets, we netted $5 million and $7 million, respectively, of cash collateral received from third parties against short-term and long-term risk management assets and $26 million and $50 million, respectively, of cash collateral paid to third parties against short-term and long-term risk management liabilities.

The following tables represent the gross fair value impact of our derivative activity on our condensed balance sheets as of September 30, 2013 and December 31, 2012:

Fair Value of Derivative Instruments
September 30, 2013

				Gross Amounts	Gross	Net Amounts of
	Risk Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$441	$19	$4	$464	$(293)	$171
Long-term Risk Management Assets	433	6	1	440	(126)	314
Total Assets	874	25	5	904	(419)	485

Current Risk Management Liabilities	389	23	1	413	(311)	102
Long-term Risk Management Liabilities	301	4	13	318	(136)	182
Total Liabilities	690	27	14	731	(447)	284

Total MTM Derivative Contract Net
Assets (Liabilities)	$184	$(2)	$(9)	$173	$28	$201

Fair Value of Derivative Instruments
December 31, 2012

				Gross Amounts	Gross	Net Amounts of
	Risk Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$589	$32	$3	$624	$(433)	$191
Long-term Risk Management Assets	528	5	1	534	(166)	368
Total Assets	1,117	37	4	1,158	(599)	559

Current Risk Management Liabilities	546	43	35	624	(469)	155
Long-term Risk Management Liabilities	383	6	6	395	(181)	214
Total Liabilities	929	49	41	1,019	(650)	369

Total MTM Derivative Contract Net
Assets (Liabilities)	$188	$(12)	$(37)	$139	$51	$190
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

The table below presents our activity of derivative risk management contracts for the three and nine months ended September 30, 2013 and 2012:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2013	2012	2013	2012
	(in millions)
Utility Operations Revenues	$4	$5	$17	$19
Other Revenues	9	20	39	28
Regulatory Assets (a)	-	2	(3)	(35)
Regulatory Liabilities (a)	(5)	(14)	(10)	12
Total Gain (Loss) on Risk
Management Contracts	$8	$13	$43	$24

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

We record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on our condensed statements of income.  During the three and nine months ended September 30, 2013, we recognized gains of $4 million and losses of $8 million, respectively, on our hedging instruments and offsetting losses of $4 million and gains of $8 million, respectively, on our long-term debt.  During the three and nine months ended September 30, 2012, we recognized gains of $1 million and $3 million, respectively, on our hedging instruments and offsetting losses of $1 million and $3 million, respectively, on our long-term debt.  During the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness was immaterial.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on our condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on our condensed balance sheets, depending on the specific nature of the risk being hedged.  During the three and nine months ended September 30, 2013 and 2012, we designated power, coal and natural gas derivatives as cash flow hedges.

We reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on our condensed statements of income.  During the three and nine months ended September 30, 2013 and 2012, we designated heating oil and gasoline derivatives as cash flow hedges.

We reclassify gains and losses on interest rate derivative hedges related to our debt financings from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Interest Expense on our condensed statements of income in those periods in which hedged interest payments occur.  During the three and nine months ended September 30, 2013 and 2012, we designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to our foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Depreciation and Amortization expense on our condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships.  During the three and nine months ended September 30, 2013, we did not designate any foreign currency derivatives as cash flow hedges.  During the three and nine months ended September 30, 2012, we designated foreign currency derivatives as cash flow hedges.

During the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness was immaterial or nonexistent for all cash flow hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2013 and 2012, see Note 2.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of September 30, 2013 and December 31, 2012 were:

Impact of Cash Flow Hedges on the Condensed Balance Sheet
September 30, 2013

		Interest Rate
		and Foreign
	Commodity	Currency	Total
	(in millions)
Hedging Assets (a)	$9	$-	$9
Hedging Liabilities (a)	11	2	13
AOCI Gain (Loss) Net of Tax	(1)	(24)	(25)
Portion Expected to be Reclassified to Net
Income During the Next Twelve Months	(2)	(4)	(6)

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

The actual amounts that we reclassify from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.  As of September 30, 2013, the maximum length of time that we are hedging (with contracts subject to the accounting guidance for “Derivatives and Hedging”) our exposure to variability in future cash flows related to forecasted transactions was 27 months.

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

When we use standardized master agreements, these agreements may include collateral requirements.  These master agreements facilitate the netting of cash flows associated with a single counterparty.  Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk.  The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds our established threshold.  The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with our credit policy.  In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to our competitive retail auction loads, we are obligated to post an additional amount of collateral if our credit ratings decline below investment grade. The amount of collateral required fluctuates based on market prices and our total exposure.  On an ongoing basis, our risk management organization assesses the appropriateness of these collateral triggering items in contracts.  AEP and its subsidiaries have not experienced a downgrade below investment grade.  The following table represents: (a) our fair value of such derivative contracts, (b) the amount of collateral we would have been required to post for all derivative and non-derivative contracts if our credit ratings had declined below investment grade and (c) how much was attributable to RTO and ISO activities as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in millions)
Liabilities for Derivative Contracts with Credit Downgrade Triggers	$3	$7
Amount of Collateral AEP Subsidiaries Would Have Been
Required to Post	39	32
Amount Attributable to RTO and ISO Activities	38	31

In addition, a majority of our non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable.  These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, our risk management organization assesses the appropriateness of these cross-default provisions in our contracts.  The following table represents: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral we have posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering our contractual netting arrangements as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in millions)
Liabilities for Contracts with Cross Default Provisions Prior to Contractual
Netting Arrangements	$341	$469
Amount of Cash Collateral Posted	1	8
Additional Settlement Liability if Cross Default Provision is Triggered	258	328

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

The book values and fair values of Long-term Debt as of September 30, 2013 and December 31, 2012 are summarized in the following table:

	September 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term Debt	$17,568	$19,316	$17,757	$20,907

Fair Value Measurements of Other Temporary Investments

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and Securities Available for Sale, including marketable securities that we intend to hold for less than one year and investments by our protected cell of EIS.

The following is a summary of Other Temporary Investments:

	September 30, 2013
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$188	$-	$-	$188
Fixed Income Securities:
Mutual Funds	79	-	-	79
Equity Securities - Mutual Funds	13	8	-	21
Total Other Temporary Investments	$280	$8	$-	$288

	December 31, 2012
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$241	$-	$-	$241
Fixed Income Securities:
Mutual Funds	65	2	-	67
Equity Securities - Mutual Funds	10	6	-	16
Total Other Temporary Investments	$316	$8	$-	$324

(a)	Primarily represents amounts held for the repayment of debt.

The following table provides the activity for our fixed income and equity securities within Other Temporary Investments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Proceeds from Investment Sales	$-	$-	$-	$-
Purchases of Investments	6	-	17	1
Gross Realized Gains on Investment Sales	-	-	-	-
Gross Realized Losses on Investment Sales	-	-	-	-

As of September 30, 2013 and December 31, 2012, we had no Other Temporary Investments with an unrealized loss position.  As of September 30, 2013, fixed income securities were primarily debt based mutual funds with short and intermediate maturities.  Mutual funds may be sold and do not contain maturity dates.

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, see Note 2.

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

The following is a summary of nuclear trust fund investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Estimated	Gross	Other-Than-	Estimated	Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$15	$-	$-	$17	$-	$-
Fixed Income Securities:
United States Government	621	34	(3)	648	58	(1)
Corporate Debt	38	2	(2)	35	5	(1)
State and Local Government	244	1	-	270	1	(1)
Subtotal Fixed Income Securities	903	37	(5)	953	64	(3)
Equity Securities - Domestic	921	415	(81)	736	285	(77)
Spent Nuclear Fuel and
Decommissioning Trusts	$1,839	$452	$(86)	$1,706	$349	$(80)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Proceeds from Investment Sales	$250	$182	$635	$699
Purchases of Investments	264	199	676	744
Gross Realized Gains on Investment Sales	4	2	16	7
Gross Realized Losses on Investment Sales	2	1	12	3

The adjusted cost of fixed income securities was $866 million and $889 million as of September 30, 2013 and December 31, 2012, respectively.  The adjusted cost of equity securities was $506 million and $451 million as of September 30, 2013 and December 31, 2012, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2013 was as follows:

Fair Value of
Fixed Income
Securities
(in millions)
Within 1 year	$74
1 year – 5 years	378
5 years – 10 years	210
After 10 years	241
Total	$903

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$14	$1	$-	$132	$147

Other Temporary Investments
Restricted Cash (a)	173	7	-	8	188
Fixed Income Securities:
Mutual Funds	79	-	-	-	79
Equity Securities - Mutual Funds (b)	21	-	-	-	21
Total Other Temporary Investments	273	7	-	8	288

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	34	680	147	(399)	462
Cash Flow Hedges:
Commodity Hedges (c)	2	22	-	(15)	9
Fair Value Hedges	-	2	-	3	5
De-designated Risk Management Contracts (e)	-	-	-	9	9
Total Risk Management Assets	36	704	147	(402)	485

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (f)	6	-	-	9	15
Fixed Income Securities:
United States Government	-	621	-	-	621
Corporate Debt	-	38	-	-	38
State and Local Government	-	244	-	-	244
Subtotal Fixed Income Securities	-	903	-	-	903
Equity Securities - Domestic (b)	921	-	-	-	921
Total Spent Nuclear Fuel and Decommissioning Trusts	927	903	-	9	1,839

Total Assets	$1,250	$1,615	$147	$(253)	$2,759

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$40	$613	$24	$(418)	$259
Cash Flow Hedges:
Commodity Hedges (c)	-	23	3	(15)	11
Interest Rate/Foreign Currency Hedges	-	2	-	-	2
Fair Value Hedges	-	9	-	3	12
Total Risk Management Liabilities	$40	$647	$27	$(430)	$284

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$6	$1	$-	$272	$279

Other Temporary Investments
Restricted Cash (a)	227	5	-	9	241
Fixed Income Securities:
Mutual Funds	67	-	-	-	67
Equity Securities - Mutual Funds (b)	16	-	-	-	16
Total Other Temporary Investments	310	5	-	9	324

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	47	938	131	(599)	517
Cash Flow Hedges:
Commodity Hedges (c)	8	28	-	(12)	24
Fair Value Hedges	-	2	-	2	4
De-designated Risk Management Contracts (e)	-	-	-	14	14
Total Risk Management Assets	55	968	131	(595)	559

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (f)	7	-	-	10	17
Fixed Income Securities:
United States Government	-	648	-	-	648
Corporate Debt	-	35	-	-	35
State and Local Government	-	270	-	-	270
Subtotal Fixed Income Securities	-	953	-	-	953
Equity Securities - Domestic (b)	736	-	-	-	736
Total Spent Nuclear Fuel and Decommissioning Trusts	743	953	-	10	1,706

Total Assets	$1,114	$1,927	$131	$(304)	$2,868

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$45	$838	$45	$(636)	$292
Cash Flow Hedges:
Commodity Hedges (c)	-	48	-	(12)	36
Interest Rate/Foreign Currency Hedges	-	37	-	-	37
Fair Value Hedges	-	2	-	2	4
Total Risk Management Liabilities	$45	$925	$45	$(646)	$369

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

(d)
The September 30, 2013 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $1 million in 2013, ($3) million in periods 2014-2016 and ($4) million in periods 2017-2018;  Level 2 matures $4 million in 2013, $48 million in periods 2014-2016, $8 million in periods 2017-2018 and $7 million in periods 2019-2030;  Level 3 matures $6 million in 2013, $60 million in periods 2014-2016, $32 million in periods 2017-2018 and $25 million in periods 2019-2030.  Risk management commodity contracts are substantially comprised of power contracts.

(e)
Represents contracts that were originally MTM but were subsequently elected as normal under the accounting guidance for ''Derivatives and Hedging.''  At the time of the normal election, the MTM value was frozen and no longer fair valued.  This MTM value will be amortized into revenues over the remaining life of the contracts.

(f)	Amounts in ''Other'' column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.
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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives and other investments classified as Level 3 in the fair value hierarchy:

Net Risk Management
Three Months Ended September 30, 2013	Assets (Liabilities)
(in millions)
Balance as of June 30, 2013	$122
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(2)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	13
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(3)
Purchases, Issuances and Settlements (c)	(8)
Transfers into Level 3 (d) (e)	-
Transfers out of Level 3 (e) (f)	(2)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	-
Balance as of September 30, 2013	$120

Net Risk Management
Three Months Ended September 30, 2012	Assets (Liabilities)
(in millions)
Balance as of June 30, 2012	$97
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(5)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	7
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	5
Purchases, Issuances and Settlements (c)	4
Transfers into Level 3 (d) (e)	(3)
Transfers out of Level 3 (e) (f)	(1)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	-
Balance as of September 30, 2012	$104

Net Risk Management
Nine Months Ended September 30, 2013	Assets (Liabilities)
(in millions)
Balance as of December 31, 2012	$86
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(9)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	32
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(3)
Purchases, Issuances and Settlements (c)	(7)
Transfers into Level 3 (d) (e)	18
Transfers out of Level 3 (e) (f)	(1)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	4
Balance as of September 30, 2013	$120

Net Risk Management
Nine Months Ended September 30, 2012	Assets (Liabilities)
(in millions)
Balance as of December 31, 2011	$69
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(16)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets)
Relating to Assets Still Held at the Reporting Date (a)	20
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	2
Purchases, Issuances and Settlements (c)	33
Transfers into Level 3 (d) (e)	10
Transfers out of Level 3 (e) (f)	(21)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	7
Balance as of September 30, 2012	$104

(a)	Included in revenues on the condensed statements of income.
(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.
(c)	Represents the settlement of risk management commodity contracts for the reporting period.
(d)	Represents existing assets or liabilities that were previously categorized as Level 2.
(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.
(f)	Represents existing assets or liabilities that were previously categorized as Level 3.
(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following table quantifies the significant unobservable inputs used in developing the fair value of our Level 3 positions as of September 30, 2013:

	Fair Value		Valuation	Significant	Input/Range
	Assets	Liabilities	Technique	Unobservable Input	Low	High
	(in millions)
Energy Contracts	$139	$23	Discounted Cash Flow	Forward Market Price (a)	$10.86	$126.65
				Counterparty Credit Risk (b)	374
FTRs	8	4	Discounted Cash Flow	Forward Market Price (a)	(11.44)	13.11
Total	$147	$27

(a)	Represents market prices in dollars per MWh.
(b)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.

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

Federal and State Income Tax Audit Status

The IRS examination of years 2009 and 2010 started in October 2011 and was completed in the second quarter of 2013.  The completion of the federal audit did not result in a material impact on net income, cash flows or financial condition.  Although the outcome of tax audits is uncertain, in our opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, we accrue interest on these uncertain tax positions.  We are not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

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

Uncertain Tax Positions

In May 2013, the U.S. Supreme Court decided that the U.K. Windfall Tax imposed upon U.K. electric companies privatized between 1984 and 1996 is a creditable tax for U.S. federal income tax purposes.  We filed protective claims asserting the creditability of the tax, dependent upon the outcome of the case.  As a result of the favorable U.S. Supreme Court decision, we recognized a tax benefit of $80 million, plus $43 million of pretax interest income in the second quarter of 2013.  The tax benefit and interest income resulted in an increase in net income of $108 million, but did not result in the receipt of cash during the second quarter of 2013.

The tax benefit associated with the U.K. Windfall Tax was reported as a $64 million unrecognized tax benefit as of December 31, 2012 and was included in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  Therefore, the related amounts reported as of December 31, 2012 have been reduced as of September 30, 2013, due to the recognition of the U.K. Windfall Tax benefit during the second quarter of 2013.

Federal Tax Regulations

In the third quarter of 2013, the U.S. Treasury Department issued final regulations regarding the deduction and capitalization of expenditures related to tangible property, effective for the tax years beginning in 2014.  The U.S. Treasury Department had previously issued guidance in the form of proposed and temporary regulations which was generally effective for tax years beginning in 2012, which was moved to tax years beginning in 2014 in November, 2012.  In addition, the IRS has issued Revenue Procedures under the Industry Issue Resolutions program that provides specific guidance for the implementation of the regulations for the electric utility industry.  The impact of these final regulations is not material to net income, cash flows or financial condition.

State Tax Legislation

In the third quarter of 2013, it was determined that the state of West Virginia had achieved certain minimum levels of shortfall reserve funds and thus, the West Virginia corporate income tax rate will be reduced from 7% to 6.5% in 2014.  The enacted provisions will not materially impact net income, cash flows or financial condition.

11.  FINANCING ACTIVITIES

Long-term Debt

The following table details long-term debt outstanding as of September 30, 2013 and December 31, 2012:

Type of Debt	September 30, 2013	December 31, 2012
	(in millions)
Senior Unsecured Notes	$11,705	$12,712
Pollution Control Bonds	1,982	1,958
Notes Payable	425	427
Securitization Bonds	2,338	2,281
Spent Nuclear Fuel Obligation (a)	265	265
Other Long-term Debt	886	140
Fair Value of Interest Rate Hedges	(7)	3
Unamortized Discount, Net	(26)	(29)
Total Long-term Debt Outstanding	17,568	17,757
Long-term Debt Due Within One Year	1,366	2,171
Long-term Debt	$16,202	$15,586

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $309 million and $308 million as of September 30, 2013 and December 31, 2012, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on our condensed balance sheets.

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2013 are shown in the tables below:

		Principal		Interest
Company	Type of Debt	Amount		Rate	Due Date
Issuances:	(in millions)			(%)
AEP	Other Long-term Debt	$200	(a)	Variable	2015
APCo	Pollution Control Bonds	30		3.25	2018
APCo	Pollution Control Bonds	40		3.25	2018
I&M	Notes Payable	101		Variable	2017
I&M	Senior Unsecured Notes	250		3.20	2023
OPCo	Other Long-term Debt	600	(b)	Variable	2015
OPCo	Pollution Control Bonds	50		Variable	2014
OPCo	Pollution Control Bonds	65		Variable	2014
OPCo	Securitization Bonds	165		0.96	2018
OPCo	Securitization Bonds	102		2.05	2020

Non-Registrant:
AEPTCo	Senior Unsecured Notes	25		4.83	2043
TCC	Other Long-term Debt	75	(c)	Variable	2016
TCC	Pollution Control Bonds	120		4.00	2030
TNC	Other Long-term Debt	75	(d)	Variable	2016
TNC	Senior Unsecured Notes	125		3.09	2023
TNC	Senior Unsecured Notes	75		4.48	2043
Total Issuances		$2,098	(e)

		Principal		Interest
Company	Type of Debt	Amount Paid		Rate	Due Date
Retirements and		(in millions)		(%)
Principal Payments:
AEP	Other Long-term Debt	$200	(a)	Variable	2015
APCo	Pollution Control Bonds	30		4.85	2013
APCo	Pollution Control Bonds	40		4.85	2013
APCo	Senior Unsecured Notes	275		Variable	2013
I&M	Notes Payable	6		5.44	2013
I&M	Notes Payable	10		4.00	2014
I&M	Notes Payable	12		Variable	2015
I&M	Notes Payable	15		Variable	2016
I&M	Notes Payable	10		2.12	2016
I&M	Notes Payable	31		Variable	2016
I&M	Notes Payable	8		Variable	2017
I&M	Other Long-term Debt	4		Variable	2015
I&M	Other Long-term Debt	1		6.00	2025
I&M	Pollution Control Bonds	40		5.25	2025
OPCo	Pollution Control Bonds	56		5.10	2013
OPCo	Pollution Control Bonds	50		5.15	2026
OPCo	Pollution Control Bonds	65		4.90	2037
OPCo	Senior Unsecured Notes	250		5.50	2013
OPCo	Senior Unsecured Notes	250		5.50	2013
OPCo	Senior Unsecured Notes	250		5.75	2013
OPCo	Senior Unsecured Notes	225		6.38	2033
SWEPCo	Notes Payable	3		4.58	2032

Non-Registrant:
AEP Subsidiaries	Notes Payable	5		Variable	2017
AEP Subsidiaries	Notes Payable	2		7.59 - 8.03	2026
AEGCo	Senior Unsecured Notes	7		6.33	2037
TCC	Securitization Bonds	76		4.98	2013
TCC	Securitization Bonds	67		5.96	2013
TCC	Securitization Bonds	42		5.09	2015
TCC	Securitization Bonds	26		0.88	2017
TNC	Senior Unsecured Notes	225		5.50	2013
Total Retirements and
Principal Payments		$2,281

(a)	Draw on a $1 billion term credit facility that was terminated in July 2013.
(b)	Draw on a $1 billion term credit facility due in May 2015.
(c)	Draw on a $100 million three-year revolving credit facility to be used for general corporate purposes.
(d)	Draw on a $75 million three-year revolving credit facility to be used for general corporate purposes.
(e)	Amount indicated on the statement of cash flows is net of issuance costs and premium or discount and will not tie to the total issuances.

In February 2013, we entered into a $1 billion term credit facility due in May 2015.  In July 2013, we terminated the $1 billion term credit facility.  Also in July 2013, AEPGenCo, APCo, KPCo and OPCo entered into a $1 billion term credit facility due in May 2015 to provide liquidity during the corporate separation process.  Upon entering into the new term credit facility, we repaid the $200 million Long-term Debt and OPCo subsequently borrowed $600 million under the new credit facility.  Under the credit facility, OPCo may assign borrowings to AEPGenCo upon the transfer of OPCo’s generation assets to AEPGenCo.  Subject to regulatory approval, AEPGenCo may further assign a portion of the borrowings to APCo and KPCo, not to exceed $500 million and $250 million, respectively, upon AEPGenCo’s subsequent transfer of certain of those generation assets to APCo and KPCo.

In October 2013, I&M retired $37 million of Notes Payable related to DCC Fuel.

As of September 30, 2013, trustees held on our behalf, $500 million of our reacquired Pollution Control Bonds.

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

Short-term Debt

Our outstanding short-term debt was as follows:

	September 30, 2013		December 31, 2012
	Outstanding	Interest	Outstanding	Interest
Type of Debt	Amount	Rate (a)	Amount	Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$700	0.23%	$657	0.26%
Commercial Paper	518	0.31%	321	0.42%
Line of Credit – Sabine (c)	-	-%	3	1.82%
Total Short-term Debt	$1,218		$981

(a)	Weighted average rate.
(b)	Amount of securitized debt for receivables as accounted for under the ''Transfers and Servicing'' accounting guidance.
(c)	This line of credit does not reduce available liquidity under AEP's credit facilities.

Credit Facilities

For an additional discussion of credit facilities, see “Letters of Credit” section of Note 4.

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

In June 2013, we amended our receivables securitization agreement.  The agreement provides a commitment of $700 million from bank conduits to purchase receivables.  We amended a commitment of $385 million to now expire in June 2014.  The remaining commitment of $315 million expires in June 2015.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in millions)
Effective Interest Rates on Securitization of
Accounts Receivable	0.23%	0.26%	0.23%	0.26%
Net Uncollectible Accounts Receivable
Written Off	$12	$8	$26	$21

	September 30,	December 31,
	2013	2012
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral
Less Uncollectible Accounts	$965	$835
Total Principal Outstanding	700	657
Delinquent Securitized Accounts Receivable	60	37
Bad Debt Reserves Related to Securitization/Sale of Accounts Receivable	17	21
Unbilled Receivables Related to Securitization/Sale of Accounts Receivable	266	316

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

We are the primary beneficiary of Sabine, DCC Fuel, AEP Credit, Transition Funding, Ohio Phase-in-Recovery Funding and a protected cell of EIS.  In addition, we have not provided material financial or other support to Sabine, DCC Fuel, AEP Credit, Transition Funding, Ohio Phase-in-Recovery Funding and our protected cell of EIS that was not previously contractually required.  We hold a significant variable interest in DHLC and Potomac-Appalachian Transmission Highline, LLC West Virginia Series (West Virginia Series).

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended September 30, 2013 and 2012 were $41 million and $35 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $125 million and $126 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on the condensed balance sheets.

I&M has nuclear fuel lease agreements with DCC Fuel LLC, DCC Fuel II LLC, DCC Fuel III LLC, DCC Fuel IV LLC, DCC Fuel V LLC and DCC Fuel VI LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended September 30, 2013 and 2012 were $32 million and $23 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $96 million and $82 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on our control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  In October 2013, the lease agreements ended for DCC Fuel LLC and DCC Fuel III LLC.  See the tables below for the classification of DCC Fuel’s assets and liabilities on the condensed balance sheets.

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

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.  Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant.  Therefore, TCC is required to consolidate Transition Funding.  The securitized bonds totaled $2.1 billion and $2.3 billion as of September 30, 2013 and December 31, 2012, respectively, and are included in current and long-term debt on the condensed balance sheets.  Transition Funding has securitized transition assets of $1.9 billion and $2.1 billion as of September 30, 2013 and December 31, 2012, respectively, which are presented separately on the face of the condensed balance sheets.  The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT.  The securitization bonds are payable only from and secured by the securitized transition assets.  The bondholders have no recourse to TCC or any other AEP entity.  TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Transition Funding’s assets and liabilities on the condensed balance sheets.

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $267 million as of September 30, 2013, and are included in current and long-term debt on the condensed balance sheet.  Ohio Phase-in-Recovery Funding has securitized assets of $137 million as of September 30, 2013, which is presented separately on the face of the condensed balance sheet.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs.  See the table below for the classification of Ohio Phase-in-Recovery Funding's assets and liabilities on the condensed balance sheet.

Our subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance.  EIS has multiple protected cells.  Neither AEP nor its subsidiaries have an equity investment in EIS.  The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance.  Our subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims.  Based on our control and the structure of the protected cell and EIS, management concluded that we are the primary beneficiary of the protected cell and are required to consolidate its assets and liabilities.  Our insurance premium expense to the protected cell for the three months ended September 30, 2013 and 2012 were $15 million and $16 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $30 million and $31 million, respectively.  See the tables below for the classification of the protected cell’s assets and liabilities on the condensed balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

The balances below represent the assets and liabilities of the VIEs that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
September 30, 2013
(in millions)

						OPCo
						Ohio
				TCC		Phase-in-		Protected
	SWEPCo	I&M		Transition		Recovery		Cell
	Sabine	DCC Fuel	AEP Credit	Funding		Funding		of EIS
ASSETS
Current Assets	$65	$155	$972	$197		$12		$146
Net Property, Plant and Equipment	160	181	-	-		-		-
Other Noncurrent Assets	56	79	1	1,989	(a)	261	(b)	4
Total Assets	$281	$415	$973	$2,186		$273		$150

LIABILITIES AND EQUITY
Current Liabilities	$32	$139	$856	$298		$36		$46
Noncurrent Liabilities	249	276	1	1,870		236		70
Equity	-	-	116	18		1		34
Total Liabilities and Equity	$281	$415	$973	$2,186		$273		$150

(a)  Includes an intercompany item eliminated in consolidation of $84 million.
(b)  Includes an intercompany item eliminated in consolidation of $121 million.

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

DHLC is a mining operator that sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended September 30, 2013 and 2012 were $21 million and $20 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $53 million and $54 million, respectively.  We are not required to consolidate DHLC as we are not the primary beneficiary, although we hold a significant variable interest in DHLC.  Our equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on the condensed balance sheets.

Our investment in DHLC was:

	September 30, 2013		December 31, 2012
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in millions)
Capital Contribution from SWEPCo	$8	$8	$8	$8
Retained Earnings	1	1	1	1
SWEPCo's Guarantee of Debt	-	45	-	49

Total Investment in DHLC	$9	$54	$9	$58

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

Our investment in PATH-WV was:

	September 30, 2013		December 31, 2012
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
		(in millions)
Capital Contribution from AEP	$19	$19	$19	$19
Retained Earnings	14	14	12	12

Total Investment in PATH-WV	$33	$33	$31	$31

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

We recorded a charge of $47 million to Other Operation expense in 2012 primarily related to severance benefits as a result of the sustainable cost reductions initiative.  In addition, the sustainable cost reduction activity for the nine months ended September 30, 2013 is described in the following table:

Sustainable Cost
Reduction Activity
(in millions)
Balance as of December 31, 2012	$25
Incurred	16
Settled	(30)
Adjustments	(9)
Balance as of September 30, 2013	$2

These expenses, net of adjustments, relate primarily to severance benefits and are included primarily in Other Operation expense on the condensed statements of income.  Approximately 95% of the expense was within the Utility Operations segment.  The remaining liability is included in Other Current Liabilities on the condensed balance sheets.  We do not expect additional costs to be incurred related to this initiative.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Plant Transfers and Termination of Interconnection Agreement

Based upon the PUCO’s approval of OPCo’s corporate separation plan in October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations, transfer these assets to AEPGenCo and subsequently transfer, at net book value (NBV), OPCo’s current two-thirds ownership in Amos Plant, Unit 3 to APCo and transfer at NBV OPCo’s Mitchell Plant to APCo and KPCo in equal one-half interests.  In December 2012, APCo filed requests with the Virginia SCC and WVPSC for the approval of these plant transfers.

In April 2013, the FERC issued orders approving the merger of APCo and WPCo and approving the transfer of the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo, to be effective using the requested date of December 31, 2013.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  This issue remains pending before the FERC.  In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful.  A decision from the Supreme Court of Ohio is pending.  In July 2013, the Virginia SCC approved the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but, for rate purposes, reduced the proposed transfer price by $83 million pretax.  Additionally, the Virginia SCC denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  APCo plans to pursue cost recovery of the transferred interest in the Amos Plant in Virginia in the 2014 biennial filing.  Management is currently evaluating the implications of this order while awaiting a final decision from WVPSC.  Hearings in the plant transfer case were held at the WVPSC in July 2013.  In September 2013, a WVPSC staff brief advocated for the approval of the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo, also at a reduced amount for rate purposes, and the denial of the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  Any disallowance related to recovery of Amos Plant, Unit 3, as a result of Virginia SCC or WVPSC orders, would be recorded upon the transfer, expected in the fourth quarter of 2013.  See the “Plant Transfers” section of APCo Rate Matters in Note 3.

Additionally, the AEP East Companies requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ respective power supply resources.  Under the PCA, APCo would be individually responsible for planning its capacity obligations and there would be no capacity equalization charges/credits on deficit/surplus companies.  In March 2013, a revised PCA was filed at the FERC that included certain clarifying wording changes agreed upon by intervenors.  A decision is pending at the FERC.  See the “Corporate Separation and Termination of Interconnection Agreement” section of Note 3.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo Rate Matters in Note 3 for a discussion of the Virginia SCC order.

If APCo experiences decreases in revenues or is not ultimately permitted to recover its incurred costs, it could reduce future net income and cash flows and impact financial condition.

2013 Virginia Environmental Rate Adjustment Clause (Environmental RAC) Filing

In March 2013, APCo filed with the Virginia SCC for approval of an environmental RAC to recover $39 million related to 2012 and 2011 environmental compliance costs effective February 2014 over a one-year period.  In August 2013, a settlement agreement was submitted to the Virginia SCC.  In September 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than November 2013.  APCo has deferred $28 million as of September 30, 2013 for the Virginia portion of unrecovered environmental RAC costs incurred in 2012 and 2011, excluding $10 million of unrecognized equity carrying costs.

If the Virginia SCC were to disallow any portion of the environmental RAC, it could reduce future net income and cash flows.  See “2013 Virginia Environmental Rate Adjustment Clause (Environmental RAC) Filing” section of Note 3.

2013 Virginia Generation Rate Adjustment Clause (Generation RAC) Filing

In March 2013, APCo filed with the Virginia SCC for an increase in its generation RAC revenues of $12 million for a total of $38 million annually to collect costs related to the Dresden Plant.  In August 2013, a settlement agreement was submitted to the Virginia SCC.  Per the settlement agreement, the generation RAC increase is to be effective no later than March 2014 for a period of one year at which time the component to collect an under-recovery will cease and the remaining component to recover on-going Dresden Plant costs will continue.  In October 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than December 2013.  APCo has deferred $6 million as of September 30, 2013 for the Virginia portion of unrecovered costs of the Dresden Plant, excluding $4 million of unrecognized equity carrying costs.  If the Virginia SCC were to disallow any portion of the generation RAC, it could reduce future net income and cash flows.  See “2013 Virginia Generation Rate Adjustment Clause (Generation RAC) Filing” section of Note 3.

Securitization of Regulatory Assets

In August 2012, APCo and WPCo filed with the WVPSC a request for a financing order to securitize $422 million related to APCo’s December 2011 under-recovered Expanded Net Energy Charge (ENEC) deferral balance, other ENEC-related assets and related financing costs.  In March 2013, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC, which recommended the WVPSC authorize APCo to securitize $376 million plus upfront financing costs.  In September 2013, the WVPSC approved the settlement agreement.  The securitization bonds are expected to be issued in the fourth quarter of 2013.  See the “2013 West Virginia Expanded Net Energy Charge (ENEC) Filing” section of Note 3.

WPCo Merger with APCo

In December 2011, APCo and WPCo filed an application with the WVPSC requesting authority to merge WPCo into APCo.  In December 2012, APCo and WPCo filed merger applications with the Virginia SCC and the FERC and in April 2013, the FERC approved the merger.  Also in December 2012, APCo and WPCo filed requests with the Virginia SCC and the WVPSC for approval of the transfers at NBV to APCo of OPCo’s two-thirds interest in Amos Plant, Unit 3 and OPCo’s one-half interest in the Mitchell Plant.  In June 2013, the WVPSC issued an order consolidating the merger case with APCo’s plant asset transfer case.  Also in June 2013, WVPSC staff filed testimony that included a recommendation that the WVPSC approve the proposed merger.  Hearings were held at the WVPSC in July 2013.  These matters are pending before the WVPSC.  In July 2013, the Virginia SCC approved the merger of WPCo into APCo and the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  Although the Virginia SCC authorized the merger of WPCo into APCo, denial of the Mitchell Plant ownership transfer means there will be insufficient generation to serve the merged company.  Management intends to review the feasibility of the merger once the WVPSC issues an order in the consolidated cases.  See the “Plant Transfers” and “WPCo Merger with APCo” sections of APCo Rate Matters in Note 3.

Litigation and Environmental Issues

In the ordinary course of business, APCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 2 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies in the 2012 Annual Report.  Also, see Note 3 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 161.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 230 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	2,613	2,741	8,870	8,375
Commercial	1,788	1,804	5,147	5,112
Industrial	2,522	2,712	7,765	8,018
Miscellaneous	203	202	618	604
Total Retail (a)	7,126	7,459	22,400	22,109

Wholesale	3,132	2,745	7,201	5,618

Total KWhs	10,258	10,204	29,601	27,727

(a)	Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Actual - Heating (a)	-	3	1,497	986
Normal - Heating (b)	3	3	1,408	1,443

Actual - Cooling (c)	727	892	1,115	1,336
Normal - Cooling (b)	815	817	1,182	1,178

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income
(in millions)

Third Quarter of 2012	$63

Changes in Gross Margin:
Retail Margins	(19)
Off-system Sales	(1)
Transmission Revenues	6
Other Revenues	(8)
Total Change in Gross Margin	(22)

Changes in Expenses and Other:
Other Operation and Maintenance	25
Depreciation and Amortization	2
Carrying Costs Income	(1)
Interest Expense	3
Total Change in Expenses and Other	29

Income Tax Expense	(7)

Third Quarter of 2013	$63

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $19 million primarily due to the following:
	•	An $11 million decrease in weather-related usage primarily due to an 18% decrease in cooling degree days.
	•	An $8 million net decrease in rates primarily due to the expiration of the Virginia Environmental Rate Adjustment Clause in March 2013.
	•	A $5 million decrease in industrial usage.
These decreases were partially offset by:
	•	A $5 million decrease in other variable electric generation expenses.
•
Transmission Revenues increased $6 million primarily due to increased Network Integration Transmission Service (NITS) revenue requirements.  These NITS revenues are offset in Other Operation and Maintenance expenses below.

•
Other Revenues decreased $8 million primarily due to resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Revenues is offset by a decrease in Other Operation and Maintenance expense detailed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $25 million primarily due to the following:
	•	An $18 million decrease in uncollectible accounts expense as a result of:
•
A $13 million resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Operation and Maintenance expense is partially offset by a decrease in Other Revenues detailed above.

• A $5 million provision for customer bankruptcy recorded in the third quarter of 2012.
	•	A $4 million decrease associated with the deferral of transmission costs in accordance with Virginia Transmission Rate Adjustment Clause as allowed by the Virginia SCC.
	•	A $4 million decrease in employee benefit expenses.
	•	A $4 million decrease in transmission maintenance due to the June 2012 wind storms.
These decreases were partially offset by:
	•	A $7 million increase in transmission expenses due to higher NITS expenses. These expenses are offset in Transmission Revenues.
	•	A $6 million increase in maintenance of overhead lines.
•	Interest Expense decreased $3 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense increased $7 million primarily due to an increase in pretax book income and other book/tax differences which are accounted for on a flow-through basis.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income
(in millions)

Nine Months Ended September 30, 2012	$201

Changes in Gross Margin:
Retail Margins	15
Off-system Sales	(3)
Transmission Revenues	11
Other Revenues	(7)
Total Change in Gross Margin	16

Changes in Expenses and Other:
Other Operation and Maintenance	(60)
Depreciation and Amortization	(4)
Taxes Other Than Income Taxes	(4)
Carrying Costs Income	(11)
Other Income	3
Interest Expense	10
Total Change in Expenses and Other	(66)

Income Tax Expense	12

Nine Months Ended September 30, 2013	$163
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $15 million primarily due to the following:
	•	A $26 million increase in weather-related usage primarily due to a 52% increase in heating degree days.
	•	A $14 million increase due to higher rates in Virginia and West Virginia. For this increase, $7 million have a corresponding increase in Depreciation and Amortization expenses below.
These increases were partially offset by:
	•	A $9 million deferral of additional wind purchase costs in the second quarter of 2012 as a result of the June 2012 Virginia SCC fuel factor order.
	•	An $8 million increase in other variable electric generation expenses.
•	Transmission Revenues increased $11 million primarily due to increased NITS revenue requirements. These NITS revenues are offset in Other Operation and Maintenance expenses below.
•
Other Revenues decreased $7 million primarily due to resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Revenues is offset by a decrease in Other Operation and Maintenance expense detailed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $60 million primarily due to the following:
	•	A $34 million increase in distribution maintenance expense primarily due to storms in January and June 2013.
	•	A $30 million write-off in the first quarter of 2013 of previously deferred 2012 Virginia storm costs resulting from the 2013 enactment of a Virginia law.
	•	A $15 million increase in transmission expenses due to higher NITS expenses. These expenses are partially offset in Transmission Revenues.
	•	A $7 million increase in generation plant maintenance expenses due to Mountaineer Plant routine outages in 2013.
These increases were partially offset by:
	•	A $12 million decrease in uncollectible accounts expense as a result of:
•
An $8 million resolution of contingencies related to pole attachments in the third quarter of 2013.  This decrease in Other Operation and Maintenance expense is offset by a decrease in Other Revenues detailed above.

• A $5 million provision for customer bankruptcy recorded in the third quarter of 2012.
	•	A $10 million decrease in employee benefit expenses.
•	Depreciation and Amortization expenses increased $4 million primarily due to the following:
	•	An $8 million increase due to an increase in depreciable base.
	•	A $3 million increase as a result of increased depreciation rates in Virginia effective February 2012. The majority of this increase in depreciation is offset within Gross Margin.
	•	A $2 million increase due to the deferral of expenses in 2012 associated with the West Virginia portion of the Dresden Plant in accordance with a WPVSC order in APCo’s Expanded Net Energy Cost case.
These increases were partially offset by:
•
A $10 million decrease in amortization as a result of the cessation of the Virginia Environmental and Reliability surcharge and the Virginia Environmental Rate Adjustment Clause in January 2013 and March 2013, respectively.

•	Taxes Other Than Income Taxes increased $4 million primarily due to an increase in real and personal property tax amortization.
•
Carrying Costs Income decreased $11 million primarily due to an increased recovery of Virginia environmental costs in new base rates as approved by the Virginia SCC in late January 2012 and decreased carrying charges related to the Dresden Plant.

•	Interest Expense decreased $10 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense decreased $12 million primarily due to a decrease in pretax book income partially offset by the recording of state income tax adjustments.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 230 for a discussion of accounting pronouncements.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Electric Generation, Transmission and Distribution	$756,606	$776,066	$2,299,587	$2,161,901
Sales to AEP Affiliates	90,558	84,940	241,311	216,284
Other Revenues	2,569	3,192	6,833	7,950
TOTAL REVENUES	849,733	864,198	2,547,731	2,386,135

EXPENSES
Fuel and Other Consumables Used for Electric Generation	207,442	241,448	575,902	609,985
Purchased Electricity for Resale	47,391	45,196	172,334	155,421
Purchased Electricity from AEP Affiliates	220,736	181,134	625,534	463,015
Other Operation	64,508	92,700	223,180	239,704
Maintenance	49,924	47,047	207,870	131,212
Depreciation and Amortization	84,513	86,636	255,656	252,188
Taxes Other Than Income Taxes	27,527	27,315	82,931	79,272
TOTAL EXPENSES	702,041	721,476	2,143,407	1,930,797

OPERATING INCOME	147,692	142,722	404,324	455,338

Other Income (Expense):
Interest Income	334	332	2,134	1,034
Carrying Costs Income	2,793	3,950	6,029	17,202
Allowance for Equity Funds Used During Construction	826	443	2,809	960
Interest Expense	(47,375)	(50,071)	(143,707)	(153,323)

INCOME BEFORE INCOME TAX EXPENSE	104,270	97,376	271,589	321,211

Income Tax Expense	41,645	34,185	108,554	120,377

NET INCOME	$62,625	$63,191	$163,035	$200,834

The common stock of APCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$62,625	$63,191	$163,035	$200,834

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $12 and $925 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $737 and $940 for the Nine
Months Ended September 30, 2013 and 2012, Respectively	22	1,719	1,369	1,746
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $193
and $484 for the Three Months Ended September 30, 2013 and 2012,
Respectively, and $579 and $1,453 for the Nine Months Ended
September 30, 2013 and 2012, Respectively	359	899	1,075	2,698

TOTAL OTHER COMPREHENSIVE INCOME	381	2,618	2,444	4,444

TOTAL COMPREHENSIVE INCOME	$63,006	$65,809	$165,479	$205,278

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$260,458	$1,573,752	$1,160,747	$(58,543)	$2,936,414

Common Stock Dividends			(135,000)		(135,000)
Net Income			200,834		200,834
Other Comprehensive Income				4,444	4,444
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$260,458	$1,573,752	$1,226,581	$(54,099)	$3,006,692

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2012	$260,458	$1,573,752	$1,248,250	$(29,898)	$3,052,562

Common Stock Dividends			(130,000)		(130,000)
Net Income			163,035		163,035
Other Comprehensive Income				2,444	2,444
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2013	$260,458	$1,573,752	$1,281,285	$(27,454)	$3,088,041

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$4,130	$3,576
Advances to Affiliates	23,424	23,024
Accounts Receivable:
Customers	130,168	158,380
Affiliated Companies	83,218	96,213
Accrued Unbilled Revenues	46,592	70,825
Miscellaneous	1,744	1,344
Allowance for Uncollectible Accounts	(2,361)	(6,087)
Total Accounts Receivable	259,361	320,675
Fuel	177,586	185,813
Materials and Supplies	108,341	105,208
Risk Management Assets	24,550	30,960
Accrued Tax Benefits	42,735	50,032
Regulatory Asset for Under-Recovered Fuel Costs	48,880	74,906
Prepayments and Other Current Assets	15,986	18,690
TOTAL CURRENT ASSETS	704,993	812,884

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,688,679	5,632,665
Transmission	2,066,088	2,042,144
Distribution	3,075,781	2,991,898
Other Property, Plant and Equipment	386,192	373,327
Construction Work in Progress	250,040	266,247
Total Property, Plant and Equipment	11,466,780	11,306,281
Accumulated Depreciation and Amortization	3,307,175	3,196,639
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,159,605	8,109,642

OTHER NONCURRENT ASSETS
Regulatory Assets	1,339,713	1,435,704
Long-term Risk Management Assets	20,839	34,360
Deferred Charges and Other Noncurrent Assets	96,016	115,078
TOTAL OTHER NONCURRENT ASSETS	1,456,568	1,585,142

TOTAL ASSETS	$10,321,166	$10,507,668

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$276,776	$173,965
Accounts Payable:
General	141,492	195,203
Affiliated Companies	98,211	137,088
Long-term Debt Due Within One Year – Nonaffiliated	229,682	574,679
Risk Management Liabilities	11,641	16,698
Customer Deposits	66,377	67,339
Deferred Income Taxes	21,263	11,715
Accrued Taxes	66,994	74,967
Accrued Interest	58,381	51,442
Other Current Liabilities	88,687	110,657
TOTAL CURRENT LIABILITIES	1,059,504	1,413,753

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,198,235	3,127,763
Long-term Risk Management Liabilities	12,081	18,476
Deferred Income Taxes	1,992,385	1,928,683
Regulatory Liabilities and Deferred Investment Tax Credits	627,360	607,680
Employee Benefits and Pension Obligations	194,237	204,207
Deferred Credits and Other Noncurrent Liabilities	149,323	154,544
TOTAL NONCURRENT LIABILITIES	6,173,621	6,041,353

TOTAL LIABILITIES	7,233,125	7,455,106

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260,458	260,458
Paid-in Capital	1,573,752	1,573,752
Retained Earnings	1,281,285	1,248,250
Accumulated Other Comprehensive Income (Loss)	(27,454)	(29,898)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,088,041	3,052,562

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$10,321,166	$10,507,668

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$163,035	$200,834
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	255,656	252,188
Deferred Income Taxes	89,501	84,850
Carrying Costs Income	(6,029)	(17,202)
Deferral of Storm Costs	34,364	(57,638)
Allowance for Equity Funds Used During Construction	(2,809)	(960)
Mark-to-Market of Risk Management Contracts	9,409	10,284
Property Taxes	21,940	20,056
Fuel Over/Under-Recovery, Net	46,009	61,404
Change in Other Noncurrent Assets	(19,784)	(35,501)
Change in Other Noncurrent Liabilities	10,199	7,155
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	62,363	94,528
Fuel, Materials and Supplies	5,094	(44,007)
Accounts Payable	(76,665)	(27,443)
Accrued Taxes, Net	(726)	(709)
Other Current Assets	1,970	1,754
Other Current Liabilities	(14,820)	12,128
Net Cash Flows from Operating Activities	578,707	561,721

INVESTING ACTIVITIES
Construction Expenditures	(272,433)	(323,866)
Change in Advances to Affiliates, Net	(400)	(759)
Other Investing Activities	103	7,880
Net Cash Flows Used for Investing Activities	(272,730)	(316,745)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	69,346	339,396
Change in Advances from Affiliates, Net	102,811	(80,674)
Retirement of Long-term Debt – Nonaffiliated	(345,021)	(364,868)
Principal Payments for Capital Lease Obligations	(4,049)	(4,873)
Dividends Paid on Common Stock	(130,000)	(135,000)
Other Financing Activities	1,490	301
Net Cash Flows Used for Financing Activities	(305,423)	(245,718)

Net Increase (Decrease) in Cash and Cash Equivalents	554	(742)
Cash and Cash Equivalents at Beginning of Period	3,576	2,317
Cash and Cash Equivalents at End of Period	$4,130	$1,575

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$131,600	$137,992
Net Cash Paid (Received) for Income Taxes	(3,746)	10,870
Noncash Acquisitions Under Capital Leases	3,440	2,338
Construction Expenditures Included in Current Liabilities as of September 30,	43,802	59,041

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

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
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Termination of Interconnection Agreement

Based upon the PUCO’s approval of OPCo’s corporate separation plan in October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations and transfer at net book value certain plants to APCo and KPCo.  Additionally, the AEP East Companies requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ respective power supply resources.  Under the PCA, I&M would be individually responsible for planning its capacity obligations and there would be no capacity equalization charges/credits on deficit/surplus companies.  In March 2013, a revised PCA was filed at the FERC that included certain clarifying wording changes agreed upon by intervenors.  A decision is pending at the FERC.  See the “Corporate Separation and Termination of Interconnection Agreement” section of Note 3.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo Rate Matters in Note 3 for a discussion of the Virginia SCC order.

If I&M experiences decreases in revenues or increases in expenses as a result of changes to its relationship with affiliates and is unable to recover the change in revenues and costs through rates, prices or additional sales, it could reduce future net income and cash flows.

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2%.  In a March 2013 order, the IURC approved an adjustment which increased the authorized annual increase in base rates to $92 million.  In March 2013, the Indiana Office of Utility Consumer Counselor (OUCC) filed an appeal of the order with the Indiana Court of Appeals.  In September 2013, the OUCC filed a brief on appeal that included objections to certain aspects of the rate case.  If the order is overturned by the Indiana Court of Appeals, it could reduce future net income and cash flows.  See the “2011 Indiana Base Rate Case” section of Note 3.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its extended licensed life (2034 for Unit 1 and 2037 for Unit 2).  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of September 30, 2013, I&M has incurred $285 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items which the IURC stated could be sought for recovery in a base rate case.  I&M was granted recovery through an LCM rider which will be determined by a proceeding in the fourth quarter of 2013 and semi-annual proceedings thereafter.  The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in its rates.  In October 2013, I&M filed an application with the IURC for LCM rider rates to be effective January 2014.

In January 2013, the MPSC approved a Certificate of Need (CON) for the LCM Project and authorized deferral accounting for costs incurred related to certain projects effective January 2013 until these costs are included in rates.  In February 2013, intervenors filed appeals with the Michigan Court of Appeals objecting to the issuance of the CON.  If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition.  See “Cook Plant Life Cycle Management Project (LCM Project)” section of Note 3.

Rockport Plant Clean Coal Technology Project (CCT Project)

In April 2013, I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit both units of the Rockport Plant with a Dry Sorbent Injection system.  The estimated cost in the application was $285 million, excluding AFUDC to be shared equally between I&M and AEGCo.  In July 2013, a settlement agreement was filed with the IURC.  The settlement agreement includes the approval of the CPCN with an updated estimated CCT Project cost of $258 million, excluding AFUDC, and the recovery of the Indiana jurisdictional share of I&M’s ownership share of $129 million.  A hearing was held at the IURC in August 2013 and a decision is expected by November 2013.  As of September 30, 2013, I&M has incurred costs of $48 million related to the CCT Project, including AFUDC.  If I&M is not ultimately permitted to recover its incurred costs, it could reduce future net income and cash flows.  See the “Rockport Plant Clean Coal Technology Project (CCT Project)” section of Note 3.

Litigation and Environmental Issues

In the ordinary course of business, I&M is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 2 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies in the 2012 Annual Report.  Also, see Note 3 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 161.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in Federal Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  In October 2013, management filed a motion to dismiss the case. Management will continue to defend against the claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 230 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	1,487	1,652	4,365	4,438
Commercial	1,335	1,370	3,720	3,826
Industrial	1,914	1,887	5,611	5,684
Miscellaneous	16	16	51	54
Total Retail (a)	4,752	4,925	13,747	14,002

Wholesale	3,198	3,009	8,029	7,039

Total KWhs	7,950	7,934	21,776	21,041

(a)	Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Actual - Heating (a)	2	19	2,552	1,803
Normal - Heating (b)	11	11	2,396	2,431

Actual - Cooling (c)	523	696	801	1,095
Normal - Cooling (b)	584	594	846	851

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income
(in millions)

Third Quarter of 2012	$39

Changes in Gross Margin:
Retail Margins	14
FERC Municipals and Cooperatives	8
Off-system Sales	(4)
Transmission Revenues	5
Total Change in Gross Margin	23

Changes in Expenses and Other:
Other Operation and Maintenance	5
Depreciation and Amortization	(8)
Taxes Other Than Income Taxes	1
Other Income	6
Interest Expense	3
Total Change in Expenses and Other	7

Income Tax Expense	(11)

Third Quarter of 2013	$58

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $14 million primarily due to the following:
•
A $26 million increase due to rate increases in Indiana effective March 2013, higher PJM revenue and higher Indiana Demand Side Management (DSM) revenue.  The PJM and DSM increases were partially offset in expense items below.

The increase was partially offset by:
• A $9 million decrease in weather-related usage primarily due to a decrease in cooling degree days.
•	Margins from FERC Municipal and Cooperatives increased $8 million primarily due to higher formula rates in 2013.
•	Margins from Off-system Sales decreased $4 million primarily due to lower physical sales margins, reduced trading and marketing margins and true-up of prior period PJM expenses.
•	Transmission Revenues increased $5 million primarily due to higher PJM rates effective July 2013.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $5 million primarily due to the following:
• A $7 million decrease in administrative and general operation expenses primarily related to employee benefit expenses.
• A $5 million decrease in distribution expenses primarily due to higher storm restoration expenses in 2012.
These decreases were partially offset by:
• A $4 million increase in transmission expenses primarily due to increased PJM expenses.
• A $2 million increase in customer service expenses primarily due to higher DSM expenses. The increase in DSM expenses was offset by a corresponding increase in Retail Margins discussed above.
•
Depreciation and Amortization expenses increased $8 million primarily due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant’s estimated life approved by the IURC effective March 2013.  The majority of the increase in depreciation for Tanners Creek Plant’s life is offset within Gross Margin.

•	Other Income increased $6 million primarily due to an increase in the equity component of AFUDC.
•	Income Tax Expense increased $11 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income
(in millions)

Nine Months Ended September 30, 2012	$108

Changes in Gross Margin:
Retail Margins	51
FERC Municipals and Cooperatives	28
Off-system Sales	(8)
Transmission Revenues	1
Other Revenues	2
Total Change in Gross Margin	74

Changes in Expenses and Other:
Other Operation and Maintenance	(9)
Depreciation and Amortization	(23)
Taxes Other Than Income Taxes	(3)
Other Income	14
Interest Expense	4
Total Change in Expenses and Other	(17)

Income Tax Expense	(23)

Nine Months Ended September 30, 2013	$142

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•
Retail Margins increased $51 million primarily due to a rate increase in Indiana effective March 2013, higher PJM revenue and higher Indiana Demand Side Management (DSM) revenue.  The PJM and DSM increases were partially offset in expense items below.

•	Margins from FERC Municipal and Cooperatives increased $28 million primarily due to the annual true-up adjustment of formula rates to actual costs and higher formula rates for 2013.
•	Margins from Off-system Sales decreased $8 million primarily due to lower PJM capacity revenues, reduced trading and marketing margins and true-up of prior period PJM expenses.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $9 million primarily due to the following:
• A $12 million increase in transmission expenses primarily due to increased PJM expenses.
• A $7 million increase in steam maintenance expenses primarily due to Rockport Plant and Tanners Creek Plant outages in the first quarter of 2013.
• A $5 million increase in customer service expenses primarily due to higher DSM expenses. The increase in DSM expenses was offset by a corresponding increase in Retail Margins discussed above.
These increases were partially offset by:
• An $11 million decrease in administrative and general operation expenses primarily related to employee benefit expenses.
•
Depreciation and Amortization expenses increased $23 million primarily due to higher depreciable base and higher depreciation rates reflecting a change in Tanners Creek Plant’s estimated life approved by the MPSC effective April 2012 and by the IURC effective March 2013.  The majority of the increase in depreciation for Tanners Creek Plant’s life is offset within Gross Margin.

•	Other Income increased $14 million primarily due to an increase in the equity component of AFUDC.
•	Interest Expense decreased $4 million primarily due to an increase in the debt component of AFUDC related to projects at the Cook Plant.
•	Income Tax Expense increased $23 million primarily due to an increase in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 230 for a discussion of accounting pronouncements.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Electric Generation, Transmission and Distribution	$537,453	$499,078	$1,518,357	$1,371,070
Sales to AEP Affiliates	73,576	71,324	159,888	192,967
Other Revenues – Affiliated	27,322	27,034	89,962	86,797
Other Revenues – Nonaffiliated	514	768	3,552	4,453
TOTAL REVENUES	638,865	598,204	1,771,759	1,655,287

EXPENSES
Fuel and Other Consumables Used for Electric Generation	140,193	137,960	330,088	347,045
Purchased Electricity for Resale	32,976	23,399	111,602	88,797
Purchased Electricity from AEP Affiliates	116,511	110,891	317,434	281,032
Other Operation	136,702	141,728	414,418	411,218
Maintenance	43,448	44,308	139,200	133,817
Depreciation and Amortization	45,393	37,734	131,991	109,273
Taxes Other Than Income Taxes	21,278	21,698	65,899	62,491
TOTAL EXPENSES	536,501	517,718	1,510,632	1,433,673

OPERATING INCOME	102,364	80,486	261,127	221,614

Other Income (Expense):
Interest Income	2,360	453	7,077	2,228
Allowance for Equity Funds Used During Construction	5,041	1,596	15,568	6,931
Interest Expense	(23,932)	(26,307)	(72,579)	(76,733)

INCOME BEFORE INCOME TAX EXPENSE	85,833	56,228	211,193	154,040

Income Tax Expense	27,953	16,974	69,102	45,755

NET INCOME	$57,880	$39,254	$142,091	$108,285

The common stock of I&M is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$57,880	$39,254	$142,091	$108,285

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $132 and $217 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $1,986 and $2,897 for the
Nine Months Ended September 30, 2013 and 2012, Respectively	244	(404)	3,688	(5,381)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $94
and $150 for the Three Months Ended September 30, 2013 and 2012,
Respectively, and $283 and $450 for the Nine Months Ended September 30, 2013
and 2012, Respectively	174	278	525	835

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	418	(126)	4,213	(4,546)

TOTAL COMPREHENSIVE INCOME	$58,298	$39,128	$146,304	$103,739

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$56,584	$980,896	$751,721	$(28,221)	$1,760,980

Common Stock Dividends			(50,000)		(50,000)
Net Income			108,285		108,285
Other Comprehensive Loss				(4,546)	(4,546)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$56,584	$980,896	$810,006	$(32,767)	$1,814,719

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2012	$56,584	$980,896	$795,178	$(28,883)	$1,803,775

Common Stock Dividends			(47,500)		(47,500)
Net Income			142,091		142,091
Other Comprehensive Income				4,213	4,213
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2013	$56,584	$980,896	$889,769	$(24,670)	$1,902,579

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$1,798	$1,562
Advances to Affiliates	322,476	116,977
Accounts Receivable:
Customers	52,482	61,776
Affiliated Companies	67,744	79,886
Accrued Unbilled Revenues	16,469	11,218
Miscellaneous	5,291	12,260
Allowance for Uncollectible Accounts	(186)	(229)
Total Accounts Receivable	141,800	164,911
Fuel	71,372	53,406
Materials and Supplies	187,040	195,147
Risk Management Assets	16,150	26,974
Deferred Cook Plant Fire Costs	-	80,000
Prepayments and Other Current Assets	39,328	83,270
TOTAL CURRENT ASSETS	779,964	722,247

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,177,462	4,062,733
Transmission	1,311,364	1,278,236
Distribution	1,594,559	1,553,358
Other Property, Plant and Equipment (Including Nuclear Fuel and Coal Mining)	729,516	725,313
Construction Work in Progress	388,835	341,063
Total Property, Plant and Equipment	8,201,736	7,960,703
Accumulated Depreciation, Depletion and Amortization	3,301,177	3,232,135
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,900,559	4,728,568

OTHER NONCURRENT ASSETS
Regulatory Assets	567,402	540,019
Spent Nuclear Fuel and Decommissioning Trusts	1,839,118	1,705,772
Long-term Risk Management Assets	13,733	23,569
Deferred Charges and Other Noncurrent Assets	87,016	111,364
TOTAL OTHER NONCURRENT ASSETS	2,507,269	2,380,724

TOTAL ASSETS	$8,187,792	$7,831,539

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2013 and December 31, 2012
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT LIABILITIES
Accounts Payable:
General	$120,821	$208,701
Affiliated Companies	64,779	104,631
Long-term Debt Due Within One Year – Nonaffiliated
(September 30, 2013 and December 31, 2012 Amounts Include $137,636 and
$119,890, Respectively, Related to DCC Fuel)	224,859	203,953
Risk Management Liabilities	9,268	31,517
Customer Deposits	30,702	31,142
Accrued Taxes	45,223	67,675
Accrued Interest	18,855	26,859
Other Current Liabilities	131,823	122,053
TOTAL CURRENT LIABILITIES	646,330	796,531

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,046,754	1,853,713
Long-term Risk Management Liabilities	8,307	13,898
Deferred Income Taxes	1,120,947	1,019,160
Regulatory Liabilities and Deferred Investment Tax Credits	1,042,494	948,292
Asset Retirement Obligations	1,234,540	1,192,313
Deferred Credits and Other Noncurrent Liabilities	185,841	203,857
TOTAL NONCURRENT LIABILITIES	5,638,883	5,231,233

TOTAL LIABILITIES	6,285,213	6,027,764

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56,584	56,584
Paid-in Capital	980,896	980,896
Retained Earnings	889,769	795,178
Accumulated Other Comprehensive Income (Loss)	(24,670)	(28,883)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,902,579	1,803,775

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$8,187,792	$7,831,539

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$142,091	$108,285
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	131,991	109,273
Deferred Income Taxes	84,067	46,365
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(15,450)	2,598
Allowance for Equity Funds Used During Construction	(15,568)	(6,931)
Mark-to-Market of Risk Management Contracts	12,995	9,882
Amortization of Nuclear Fuel	101,316	100,435
Fuel Over/Under-Recovery, Net	6,459	2,867
Change in Other Noncurrent Assets	(718)	14,214
Change in Other Noncurrent Liabilities	25,249	46,263
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	23,111	25,415
Fuel, Materials and Supplies	(9,859)	7,315
Accounts Payable	(35,517)	(75,799)
Accrued Taxes, Net	(8,987)	7,398
Other Current Assets	18,948	(3,368)
Other Current Liabilities	(4,130)	39,541
Net Cash Flows from Operating Activities	455,998	433,753

INVESTING ACTIVITIES
Construction Expenditures	(360,668)	(212,006)
Change in Advances to Affiliates, Net	(205,499)	(189,054)
Purchases of Investment Securities	(675,727)	(744,131)
Sales of Investment Securities	635,256	698,567
Acquisitions of Nuclear Fuel	(109,598)	(12,545)
Insurance Proceeds Related to Cook Plant Fire	72,000	-
Other Investing Activities	27,888	29,714
Net Cash Flows Used for Investing Activities	(616,348)	(429,455)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	348,892	128,228
Retirement of Long-term Debt – Nonaffiliated	(137,544)	(78,062)
Principal Payments for Capital Lease Obligations	(4,112)	(4,929)
Dividends Paid on Common Stock	(47,500)	(50,000)
Other Financing Activities	850	212
Net Cash Flows from (Used for) Financing Activities	160,586	(4,551)

Net Increase (Decrease) in Cash and Cash Equivalents	236	(253)
Cash and Cash Equivalents at Beginning of Period	1,562	1,020
Cash and Cash Equivalents at End of Period	$1,798	$767

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$76,468	$79,158
Net Cash Paid (Received) for Income Taxes	(35,307)	(29,089)
Noncash Acquisitions Under Capital Leases	2,858	4,993
Construction Expenditures Included in Current Liabilities as of September 30,	54,082	43,334
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	279	42,957
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	19	28,057

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF
REGISTRANT SUBSIDIARIES

The condensed notes to I&M’s condensed financial statements are combined with the condensed notes to condensed financial statements for other registrant subsidiaries.  Listed below are the notes that apply to I&M.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
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

Ormet

Ormet has a contract to purchase power from OPCo through 2018.  In October 2013, Ormet announced that it is unable to emerge from bankruptcy and that it has shut down its operations effective immediately.  The loss of Ormet's load will not have a material impact on future gross margin.  Power previously sold to Ormet will be available to be sold into wholesale markets.

Regulatory Activity

Ohio Electric Security Plan Filing

2009 – 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a Phase-In Recovery Rider (PIRR) to recover OPCo’s deferred fuel costs in rates beginning September 2012.  As of September 30, 2013, OPCo’s net deferred fuel balance was $467 million, excluding unrecognized equity carrying costs.  Decisions from the Supreme Court of Ohio are pending related to various appeals which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance.

June 2012 – May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015, which was generally upheld in rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The RPM price is approximately $33/MW day through May 2014.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.  As of September 30, 2013, OPCo’s incurred deferred capacity costs balance was $228 million, including debt carrying costs.

As part of the August 2012 ESP order, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the deferred capacity costs.  In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR.

In June 2013, intervenors in the competitive bid process (CBP) docket filed recommendations that include prospective rate reductions for capacity and non-energy FAC issues.  OPCo maintains that the August 2012 ESP order fixed OPCo’s non-energy generation rates through December 31, 2014 and ordered the application of a $188.88/MW day price for capacity for non-shopping customers effective January 1, 2015.  However, intervenors maintained that OPCo’s non-energy generation rates should be reduced prior to January 1, 2015 to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned (10% prior to June 2014 and 60% for the period June 1, 2014 through December 31, 2014).  Depending upon actual customer switching levels and the timing of the auctions, OPCo estimates that these capacity issues could reduce OPCo’s projected future revenues by up to approximately $155 million for the period January 2014 through May 2015, if adopted by the PUCO.  An additional proposal to prospectively offset deferred capacity costs based upon the results of the energy-only auctions was not quantified and OPCo maintains that proposal should not be adopted in light of prior PUCO orders.  Hearings related to the CBP were held at the PUCO in June and July 2013.  A decision from the PUCO is pending.

If OPCo is ultimately not permitted to fully collect its ESP rates including the RSR, and its deferred capacity costs, it could reduce future net income and cash flows and impact financial condition.  See “Ohio Electric Security Plan Filing” section of Note 3.

Corporate Separation, Plant Transfers and Termination of Interconnection Agreement

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets at net book value (NBV) to AEPGenCo.  AEPGenCo will also assume the associated generation liabilities.  In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful.  A decision from the Supreme Court of Ohio is pending.  In October 2013, OPCo filed an application with the PUCO to amend the corporate separation plan by permitting OPCo to retain certain rights to purchase power from OVEC.

Also in October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations.  The filings requested approval to transfer at NBV approximately 9,200 MW of OPCo-owned generation assets to AEPGenCo.  The AEP East Companies also requested FERC approval to transfer at NBV OPCo’s current two-thirds ownership in Amos Plant, Unit 3 to APCo and transfer at NBV OPCo’s Mitchell Plant to APCo and KPCo in equal one-half interests.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo and the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo, to be effective using the requested date of December 31, 2013.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  OPCo has contested the petition for rehearing, which remains pending before the FERC.  In July 2013, the Virginia SCC approved the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo, but denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  In September 2013, a WVPSC staff brief advocated for the approval of the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo, and the denial of the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  In October 2013, the KPSC approved a modified settlement agreement that included the transfer of the one-half interest in the Mitchell Plant to KPCo at net book value.  See the “Plant Transfers” sections of APCo Rate Matters in Note 3.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo Rate Matters in Note 3 for a discussion of the Virginia SCC order.

Additionally, the AEP East Companies requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ respective power supply resources.  In March 2013, a revised PCA was filed at the FERC that included certain clarifying wording changes agreed upon by intervenors.  A decision is pending from the FERC.  See the “Corporate Separation and Termination of Interconnection Agreement” section of Note 3.

Significantly Excessive Earnings Test

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  In October 2013, the PUCO issued an order on the 2010 SEET filing.  As a result, the PUCO ordered a $7 million refund of pretax earnings to customers.  OPCo is required to file its 2011 SEET filing with the PUCO on a separate CSPCo and OPCo company basis.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo or in 2012 for OPCo.  Additionally, management does not currently believe that there will be significantly excessive earnings in 2013 for OPCo.  Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.  See “Ohio Electric Security Plan Filing” section of Note 3.

Securitization of Regulatory Assets

In March 2013, the PUCO approved OPCo’s request to securitize the Deferred Asset Recovery Rider (DARR) balance.  The DARR was originally scheduled to be recovered through 2018 by a non-bypassable rider.  In August 2013, OPCo issued $267 million of Securitization Bonds to securitize the DARR balance.  As a result of the securitization, recovery through the DARR has ceased and has been replaced by the Deferred Asset Phase-in Rider which will recover the securitized transition assets over a period not to exceed eight years.

Muskingum River Plant, Unit 5 Impairment

Muskingum River Plant, Unit 5 (MR5) had options under a consent decree to cease burning coal and retire in 2015 or cease burning coal in 2015 and complete a natural gas refueling project no later than June 2017.  In the second quarter of 2013, management re-evaluated potential courses of action with respect to the planned operation of MR5 and concluded that completion of a refueling project which would have extended the useful life of MR5 is remote.  As a result, in the second quarter of 2013, OPCo completed an impairment analysis and recorded a $154 million ($99 million, net of tax) pretax impairment charge for OPCo’s net book value of MR5.  Management expects to retire the plant in 2015.  See “Muskingum River Plant, Unit 5” section of Note 5.

Litigation and Environmental Issues

In the ordinary course of business, OPCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 2 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies in the 2012 Annual Report.  Also, see Note 3 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 161.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 230 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	3,742	4,198	11,006	11,079
Commercial	3,820	3,907	10,712	10,725
Industrial	4,012	4,463	12,297	13,982
Miscellaneous	29	27	91	85
Total Retail (a)	11,603	12,595	34,106	35,871

Wholesale	4,222	4,173	9,683	9,477

Total KWhs	15,825	16,768	43,789	45,348

(a)	Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Actual - Heating (a)	1	9	2,165	1,553
Normal - Heating (b)	8	8	2,083	2,121

Actual - Cooling (c)	646	807	991	1,235
Normal - Cooling (b)	660	662	940	934

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income
(in millions)

Third Quarter of 2012	$152

Changes in Gross Margin:
Retail Margins	(22)
Off-system Sales	(18)
Transmission Revenues	12
Other Revenues	(5)
Total Change in Gross Margin	(33)

Changes in Expenses and Other:
Other Operation and Maintenance	31
Depreciation and Amortization	35
Carrying Costs Income	(4)
Interest Expense	9
Total Change in Expenses and Other	71

Income Tax Expense	(11)

Third Quarter of 2013	$179

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $22 million primarily due to the following:
•
A $70 million decrease attributable to customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

	•	A $23 million decrease in weather-related usage primarily due to a 20% decrease in cooling degree days.
	•	A $9 million decrease due to a reduction in weather-normalized residential usage.
These decreases were partially offset by:
•
A $62 million increase in revenues associated with the Universal Service Fund (USF) surcharge, Retail Stability Rider, Deferred Asset Phase-In Rider and Distribution Investment Recovery Rider.  Of these increases, $33 million relate to riders/trackers which have corresponding increases in other expense items below.

	•	A $16 million increase due to the deferral of consumables and purchased power as a result of the PUCO’s July 2012 approval of the capacity deferral mechanism.
•
Margins from Off-system Sales decreased $18 million primarily due to lower CRES capacity revenues as a result of Reliability Pricing Model pricing effective August 2012, lower physical sales margins, reduced trading and marketing margins and true-up of prior period PJM expenses. The decrease in CRES capacity revenues is partially offset in other expense items below.

•
Transmission Revenues increased $12 million primarily due to increased transmission revenues from customers who have switched to alternative CRES providers and rate increases for customers in the PJM region.  The increase in transmission revenues related to CRES providers offsets lost revenues included in Retail Margins above.

•	Other Revenues decreased $5 million due to:
•
A $10 million decrease in revenues related to the Cook Coal Terminal which was transferred to AEGCo in August 2013. This decrease in Other Revenues has a corresponding decrease in Other Operation and Maintenance expense below.

This decrease was partially offset by:
	•	A $5 million increase associated with billings to affiliated companies.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $31 million primarily due to the following:
	•	A $12 million decrease in employee-related expenses.
•
A $10 million decrease in expenses related to the Cook Coal Terminal which was transferred to AEGCo in August 2013. This decrease in Other Operation and Maintenance has a corresponding decrease in Other Revenues above.

	•	An $8 million decrease due to the deferral of capacity-related costs as a result of the PUCO's July 2012 approval of the capacity deferral mechanism.
	•	A $6 million decrease related to the third quarter 2012 recording of an obligation to contribute to Ohio Growth Fund as approved by the PUCO in August 2012.
	•	A $6 million decrease in recoverable PJM expenses.
•
A $4 million decrease due to updated gridSMART rider allocation ratios between capital carrying charges and operations expense beginning in January 2013. This decrease was partially offset by a corresponding increase in Depreciation and Amortization.

These decreases were partially offset by:
•
A $19 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers.  This increase was offset by a corresponding increase in Retail Margins above.

•	Depreciation and Amortization expenses decreased $35 million primarily due to the following:
	•	A $34 million decrease as a result of depreciation ceasing on certain generating plants that were impaired in November 2012 and June 2013.
	•	A $9 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO's July 2012 approval of the capacity deferral mechanism.
•	Carrying Costs Income decreased $4 million due to 2012 Ohio FAC carrying charges. No carrying charges were recorded in 2013 due to the implementation of the Phase-in Recovery Rider in September 2012.
•	Interest Expense decreased $9 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense increased $11 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income
(in millions)

Nine Months Ended September 30, 2012	$404

Changes in Gross Margin:
Retail Margins	(25)
Off-system Sales	(92)
Transmission Revenues	28
Other Revenues	(5)
Total Change in Gross Margin	(94)

Changes in Expenses and Other:
Other Operation and Maintenance	9
Asset Impairments and Other Related Charges	(154)
Depreciation and Amortization	112
Carrying Costs Income	(4)
Interest Expense	18
Total Change in Expenses and Other	(19)

Income Tax Expense	39

Nine Months Ended September 30, 2013	$330

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $25 million primarily due to the following:
•
A $223 million decrease attributable to customers switching to alternative CRES providers.  This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

	•	A $35 million decrease due to the second quarter 2012 partial reversal of a 2011 fuel provision based on an April 2012 PUCO order related to the 2009 FAC audit.
	•	A $17 million decrease due to lower sales to Buckeye Power, Inc. to provide backup energy under the Cardinal Station Agreement.
	•	A $14 million decrease due to a reduction in industrial usage.
	•	A $9 million decrease in weather-related usage primarily due to a 20% decrease in cooling degree days.
These decreases were partially offset by:
•
A $208 million increase in revenues associated with the USF surcharge, Retail Stability Rider, Deferred Asset Recovery Rider and Distribution Investment Recovery Rider.  Of these increases, $113 million relate to riders/trackers which have corresponding increases in other expense items below.

	•	A $64 million increase due to the deferral of consumables and purchased power as a result of the PUCO’s July 2012 approval of the capacity deferral mechanism.
•
Margins from Off-system Sales decreased $92 million primarily due to lower CRES capacity revenues as a result of Reliability Pricing Model pricing effective August 2012, lower PJM capacity revenues, reduced trading and marketing margins and true-up of prior period PJM expenses. The decrease in CRES capacity revenues is partially offset in other expense items below.

•
Transmission Revenues increased $28 million primarily due to increased transmission revenues from customers who have switched to alternative CRES providers.  The increase in transmission revenues related to CRES providers partially offsets lost revenues included in Retail Margins above.

•	Other Revenues decreased $5 million due to:
•
A $10 million decrease in revenues related to the Cook Coal Terminal which was transferred to AEGCo in August 2013. This decrease in Other Revenues has a corresponding decrease in Other Operation and Maintenance expense below.

This decrease was partially offset by:
• A $5 million increase associated with billings to affiliated companies.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $9 million primarily due to the following:
	•	A $28 million decrease due to the deferral of capacity-related costs as a result of the PUCO's July 2012 approval of the capacity deferral mechanism.
	•	A $16 million decrease in recoverable PJM expenses.
•
An $11 million decrease due to updated gridSMART rider allocation ratios between capital carrying charges and operations expense beginning in January 2013. This decrease was partially offset by a corresponding increase in Depreciation and Amortization.

•
A $10 million decrease in expenses related to the Cook Coal Terminal which was transferred to AEGCo in August 2013. This decrease in Other Operation and Maintenance has a corresponding decrease in Other Revenues above.

	•	An $8 million decrease primarily due to the 2012 reversal of storm damage deferrals as a result of the PUCO’s February 2012 rejection of the Ohio modified stipulation.
	•	An $8 million decrease in advertising expenses.
	•	A $7 million decrease in plant maintenance expenses at various plants.
	•	A $5 million decrease in employee-related expenses.
	•	A $3 million decrease in customer records and collection expenses.
These decreases were partially offset by:
•
A $64 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers.  This increase was offset by a corresponding increase in Retail Margins above.

•
A $30 million net increase related to the reversal of an obligation to contribute to Partnership with Ohio and Ohio Growth Fund as a result of the PUCO’s February 2012 rejection of the Ohio modified stipulation and the PUCO’s August 2012 approval of the June 2012-May 2015 ESP.

•	Asset Impairments and Other Related Charges increased $154 million due to the second quarter 2013 impairment of Muskingum River Plant, Unit 5.
•	Depreciation and Amortization expenses decreased $112 million primarily due to the following:
	•	A $92 million decrease as a result of depreciation ceasing on certain generating plants that were impaired in November 2012 and June 2013.
	•	A $44 million decrease due to the deferral of capacity-related depreciation costs as a result of the PUCO’s July 2012 approval of the capacity deferral mechanism.
These decreases were partially offset by:
	•	A $9 million increase due to an increase in depreciable base.
•	Carrying Costs Income decreased $4 million due to the following:
	•	A $15 million decrease due to 2012 Ohio FAC carrying charges. No carrying charges were recorded in 2013 due to the implementation of the Phase-in Recovery Rider in September 2012.
This decrease was offset by:
	•	A $5 million increase in carrying charges on the deferred capacity-related costs as a result of the PUCO’s July 2012 approval of the capacity deferral mechanism.
•
A $5 million increase due to the 2012 debt carrying charges associated with the 2008 coal contract settlement for the period January 2009 through March 2012 as ordered by the PUCO in April 2012 related to the 2009 FAC audit.

•	Interest Expense decreased $18 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.
•	Income Tax Expense decreased $39 million primarily due to a decrease in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 230 for a discussion of accounting pronouncements.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Electric Generation, Transmission and Distribution	$959,816	$1,114,339	$2,710,990	$3,084,657
Sales to AEP Affiliates	313,818	229,879	873,850	584,197
Other Revenues – Affiliated	2,715	10,207	18,138	27,297
Other Revenues – Nonaffiliated	2,827	5,391	12,982	14,638
TOTAL REVENUES	1,279,176	1,359,816	3,615,960	3,710,789

EXPENSES
Fuel and Other Consumables Used for Electric Generation	396,437	426,989	1,158,389	1,095,276
Purchased Electricity for Resale	34,568	46,146	114,911	156,384
Purchased Electricity from AEP Affiliates	103,869	109,453	257,540	279,954
Other Operation	159,965	189,566	481,417	481,994
Maintenance	71,670	73,024	218,962	227,643
Asset Impairments and Other Related Charges	-	-	154,304	-
Depreciation and Amortization	94,802	130,026	289,472	401,465
Taxes Other Than Income Taxes	105,070	105,503	310,285	309,341
TOTAL EXPENSES	966,381	1,080,707	2,985,280	2,952,057

OPERATING INCOME	312,795	279,109	630,680	758,732

Other Income (Expense):
Interest Income	476	425	3,165	1,868
Carrying Costs Income	2,813	7,132	9,833	14,401
Allowance for Equity Funds Used During Construction	1,028	998	2,853	3,036
Interest Expense	(45,070)	(53,576)	(142,487)	(160,984)

INCOME BEFORE INCOME TAX EXPENSE	272,042	234,088	504,044	617,053

Income Tax Expense	93,141	82,578	174,313	213,290

NET INCOME	$178,901	$151,510	$329,731	$403,763

The common stock of OPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$178,901	$151,510	$329,731	$403,763

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $363 and $956 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $83 and $111 for the Nine
Months Ended September 30, 2013 and 2012, Respectively	(675)	1,776	(154)	205
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $1,607
and $1,745 for the Three Months Ended September 30, 2013 and 2012,
Respectively, and $5,128 and $5,234 for the Nine Months Ended
September 30, 2013 and 2012, Respectively	2,985	3,240	9,524	9,721

TOTAL OTHER COMPREHENSIVE INCOME	2,310	5,016	9,370	9,926

TOTAL COMPREHENSIVE INCOME	$181,211	$156,526	$339,101	$413,689

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$321,201	$1,744,099	$2,582,600	$(197,722)	$4,450,178

Common Stock Dividends			(225,000)		(225,000)
Net Income			403,763		403,763
Other Comprehensive Income				9,926	9,926
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$321,201	$1,744,099	$2,761,363	$(187,796)	$4,638,867

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2012	$321,201	$1,744,099	$2,626,134	$(165,725)	$4,525,709

Distribution of Cook Coal Terminal to Parent			(22,303)	19,652	(2,651)
Common Stock Dividends			(275,000)		(275,000)
Net Income			329,731		329,731
Other Comprehensive Income				9,370	9,370
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2013	$321,201	$1,744,099	$2,658,562	$(136,703)	$4,587,159

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$4,341	$3,640
Advances to Affiliates	10,126	116,422
Accounts Receivable:
Customers	83,382	135,954
Affiliated Companies	147,471	176,590
Accrued Unbilled Revenues	38,753	57,887
Miscellaneous	6,683	9,327
Allowance for Uncollectible Accounts	(26,966)	(129)
Total Accounts Receivable	249,323	379,629
Fuel	251,888	328,840
Materials and Supplies	173,397	186,269
Risk Management Assets	34,178	44,313
Accrued Tax Benefits	947	17,785
Prepayments and Other Current Assets	50,199	26,807
TOTAL CURRENT ASSETS	774,399	1,103,705

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	8,392,967	8,673,296
Transmission	2,034,958	2,013,737
Distribution	3,815,303	3,722,745
Other Property, Plant and Equipment	566,007	571,154
Construction Work in Progress	440,199	354,497
Total Property, Plant and Equipment	15,249,434	15,335,429
Accumulated Depreciation and Amortization	5,220,979	5,242,805
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,028,455	10,092,624

OTHER NONCURRENT ASSETS
Regulatory Assets	1,455,176	1,420,966
Securitized Transition Assets	136,566	-
Long-term Risk Management Assets	28,594	48,288
Deferred Charges and Other Noncurrent Assets	133,024	320,026
TOTAL OTHER NONCURRENT ASSETS	1,753,360	1,789,280

TOTAL ASSETS	$12,556,214	$12,985,609

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$1,063	$-
Accounts Payable:
General	249,663	276,220
Affiliated Companies	99,322	153,222
Long-term Debt Due Within One Year – Nonaffiliated	553,516	856,000
Risk Management Liabilities	16,431	24,155
Accrued Taxes	261,496	467,309
Accrued Interest	54,603	63,560
Other Current Liabilities	201,018	263,638
TOTAL CURRENT LIABILITIES	1,437,112	2,104,104

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,945,058	2,804,440
Long-term Debt – Affiliated	200,000	200,000
Long-term Risk Management Liabilities	16,577	25,965
Deferred Income Taxes	2,489,349	2,345,850
Regulatory Liabilities and Deferred Investment Tax Credits	444,216	451,071
Deferred Credits and Other Noncurrent Liabilities	436,743	528,470
TOTAL NONCURRENT LIABILITIES	6,531,943	6,355,796

TOTAL LIABILITIES	7,969,055	8,459,900

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321,201	321,201
Paid-in Capital	1,744,099	1,744,099
Retained Earnings	2,658,562	2,626,134
Accumulated Other Comprehensive Income (Loss)	(136,703)	(165,725)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,587,159	4,525,709

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,556,214	$12,985,609

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$329,731	$403,763
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	289,472	401,465
Deferred Income Taxes	111,850	126,009
Asset Impairments and Other Related Charges	154,304	-
Carrying Costs Income	(9,833)	(14,401)
Allowance for Equity Funds Used During Construction	(2,853)	(3,036)
Mark-to-Market of Risk Management Contracts	14,037	12,420
Property Taxes	166,607	164,496
Fuel Over/Under-Recovery, Net	21,271	4,766
Deferral of Ohio Capacity Costs, Net	(156,952)	(21,541)
Change in Other Noncurrent Assets	(29,012)	(55,769)
Change in Other Noncurrent Liabilities	(11,664)	(11,019)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	123,893	29,255
Fuel, Materials and Supplies	79,028	(46,712)
Accounts Payable	(67,487)	(135,419)
Accrued Taxes, Net	(187,677)	(161,613)
Other Current Assets	3,246	2,599
Other Current Liabilities	(39,251)	(3,639)
Net Cash Flows from Operating Activities	788,710	691,624

INVESTING ACTIVITIES
Construction Expenditures	(445,189)	(374,417)
Change in Advances to Affiliates, Net	101,616	94,852
Proceeds from Sales of Assets	13,059	6,226
Other Investing Activities	(8,586)	8,526
Net Cash Flows Used for Investing Activities	(339,100)	(264,813)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	977,002	-
Issuance of Long-term Debt – Affiliated	200,000	-
Change in Advances from Affiliates, Net	1,063	-
Retirement of Long-term Debt – Nonaffiliated	(1,146,000)	(194,500)
Retirement of Long-term Debt – Affiliated	(200,000)	-
Principal Payments for Capital Lease Obligations	(7,920)	(7,678)
Dividends Paid on Common Stock	(275,000)	(225,000)
Other Financing Activities	1,946	202
Net Cash Flows Used for Financing Activities	(448,909)	(426,976)

Net Increase (Decrease) in Cash and Cash Equivalents	701	(165)
Cash and Cash Equivalents at Beginning of Period	3,640	2,095
Cash and Cash Equivalents at End of Period	$4,341	$1,930

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$145,817	$157,944
Net Cash Paid for Income Taxes	38,446	33,400
Noncash Acquisitions Under Capital Leases	5,756	5,658
Government Grants Included in Accounts Receivable as of September 30,	377	585
Construction Expenditures Included in Current Liabilities as of September 30,	68,481	56,357
Noncash Distribution of Cook Coal Terminal to Parent	(22,303)	-

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

OHIO POWER COMPANY AND SUBSIDIARIES
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

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC reflecting the retirement of Northeastern Station (NES), Unit 4 in 2016 and additional environmental controls on NES, Unit 3 to continue operations through 2026.  As of September 30, 2013, the net book values of NES, Units 3 and 4 were $182 million and $101 million, respectively, before cost of removal, including materials and supplies inventory and CWIP.  In August 2013, the OCC dismissed PSO’s environmental compliance plan case without prejudice but will permit PSO to seek recovery in a future proceeding.  PSO will address the environmental compliance plan issues in future regulatory proceedings when it seeks cost recovery of the plan.  If PSO is ultimately not permitted to fully recover its net book value of NES, Units 3 and 4 and other environmental compliance costs, it could reduce future net income and cash flows and impact financial condition.

Litigation and Environmental Issues

In the ordinary course of business, PSO is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 2 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies in the 2012 Annual Report.  Also, see Note 3 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 161.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 230 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	2,100	2,332	4,906	5,211
Commercial	1,475	1,518	3,829	3,992
Industrial	1,344	1,346	3,829	3,837
Miscellaneous	353	383	951	1,025
Total Retail (a)	5,272	5,579	13,515	14,065

Wholesale	330	334	852	1,273

Total KWhs	5,602	5,913	14,367	15,338

(a)	Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Actual - Heating (a)	-	-	1,208	676
Normal - Heating (b)	2	2	1,084	1,109

Actual - Cooling (c)	1,357	1,622	2,006	2,557
Normal - Cooling (b)	1,395	1,398	2,059	2,046

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income
(in millions)

Third Quarter of 2012	$58

Changes in Gross Margin:
Retail Margins (a)	(14)
Transmission Revenues	2
Other Revenues	3
Total Change in Gross Margin	(9)

Changes in Expenses and Other:
Other Operation and Maintenance	(1)
Total Change in Expenses and Other	(1)

Income Tax Expense	3

Third Quarter of 2013	$51

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $14 million primarily due to the following:
	•	A $10 million decrease in weather-related usage primarily due to a 16% decrease in cooling degree days.
	•	A $3 million decrease primarily due to revenue decreases from rate riders. This decrease in retail margins has corresponding decreases to riders/trackers recognized in other expense items below.
•	Other Revenues increased $3 million primarily due to the sale of fuel inventory.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $1 million primarily due to the following:
	•	A $4 million increase in transmission expenses primarily due to increased SPP transmission services.
	•	A $3 million increase in generation plant maintenance expenses.
These increases were partially offset by:
	•	A $3 million decrease in administrative and general expenses.
	•	A $2 million decrease in distribution expenses primarily due to decreased storm-related expenses.
•	Income Tax Expense decreased $3 million primarily due to a decrease in pretax book income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income
(in millions)

Nine Months Ended September 30, 2012	$106

Changes in Gross Margin:
Retail Margins (a)	(20)
Transmission Revenues	5
Other Revenues	3
Total Change in Gross Margin	(12)

Changes in Expenses and Other:
Other Operation and Maintenance	(7)
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(1)
Interest Expense	2
Total Change in Expenses and Other	(7)

Income Tax Expense	6

Nine Months Ended September 30, 2013	$93

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $20 million primarily due to the following:
• A $14 million net decrease in weather-related usage primarily due to a 22% decrease in cooling degree days, partially offset by an increase in heating degree days.
• A $7 million decrease primarily due to lower weather-normalized retail sales.
These decreases were partially offset by:
• A $3 million increase primarily due to revenue increases from rate riders. This increase in retail margins has corresponding increases to riders/trackers recognized in other expense items below.
•	Transmission Revenues increased $5 million primarily due to rate increases for customers in the SPP region.
•	Other Revenues increased $3 million primarily due to the sale of fuel inventory.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $7 million primarily due to the following:
• A $13 million increase in transmission expenses primarily due to increased SPP transmission services.
This increase was partially offset by:
• A $4 million decrease in administrative and general expenses.
•	Income Tax Expense decreased $6 million primarily due to a decrease in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 230 for a discussion of accounting pronouncements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Electric Generation, Transmission and Distribution	$408,803	$364,851	$986,008	$968,683
Sales to AEP Affiliates	1,659	6,865	9,186	19,377
Other Revenues	621	1,156	2,865	2,654
TOTAL REVENUES	411,083	372,872	998,059	990,714

EXPENSES
Fuel and Other Consumables Used for Electric Generation	124,763	65,195	254,314	281,746
Purchased Electricity for Resale	55,915	75,719	179,405	145,983
Purchased Electricity from AEP Affiliates	13,129	5,870	30,168	16,328
Other Operation	60,566	58,975	162,032	154,834
Maintenance	25,071	25,685	78,396	78,863
Depreciation and Amortization	24,191	24,433	72,449	71,356
Taxes Other Than Income Taxes	11,616	10,799	33,440	32,619
TOTAL EXPENSES	315,251	266,676	810,204	781,729

OPERATING INCOME	95,832	106,196	187,855	208,985

Other Income (Expense):
Interest Income	25	171	1,146	1,203
Carrying Costs Income	21	418	338	1,560
Allowance for Equity Funds Used During Construction	852	408	2,676	1,298
Interest Expense	(13,417)	(13,735)	(40,016)	(42,212)

INCOME BEFORE INCOME TAX EXPENSE	83,313	93,458	151,999	170,834

Income Tax Expense	32,217	35,355	58,778	64,872

NET INCOME	$51,096	$58,103	$93,221	$105,962

The common stock of PSO is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$51,096	$58,103	$93,221	$105,962

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $92 and $28 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $319 and $250 for the Nine
Months Ended September 30, 2013 and 2012, Respectively	(172)	(53)	(593)	(465)

TOTAL COMPREHENSIVE INCOME	$50,924	$58,050	$92,628	$105,497

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2011	$157,230	$364,037	$364,389	$7,149	$892,805

Common Stock Dividends			(60,000)		(60,000)
Net Income			105,962		105,962
Other Comprehensive Loss				(465)	(465)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2012	$157,230	$364,037	$410,351	$6,684	$938,302

TOTAL COMMON SHAREHOLDER'S
EQUITY – DECEMBER 31, 2012	$157,230	$364,037	$388,530	$6,481	$916,278

Common Stock Dividends			(41,250)		(41,250)
Net Income			93,221		93,221
Other Comprehensive Loss				(593)	(593)
TOTAL COMMON SHAREHOLDER'S
EQUITY – SEPTEMBER 30, 2013	$157,230	$364,037	$440,501	$5,888	$967,656

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$2,000	$1,367
Advances to Affiliates	19,442	10,558
Accounts Receivable:
Customers	30,787	31,047
Affiliated Companies	20,448	24,751
Miscellaneous	4,409	6,216
Allowance for Uncollectible Accounts	(956)	(872)
Total Accounts Receivable	54,688	61,142
Fuel	18,202	22,085
Materials and Supplies	52,190	52,183
Risk Management Assets	852	509
Deferred Income Tax Benefits	5,713	7,183
Accrued Tax Benefits	10,628	11,812
Prepayments and Other Current Assets	6,908	7,633
TOTAL CURRENT ASSETS	170,623	174,472

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,381,290	1,346,530
Transmission	724,125	706,917
Distribution	1,937,654	1,859,557
Other Property, Plant and Equipment	219,015	210,549
Construction Work in Progress	118,879	95,170
Total Property, Plant and Equipment	4,380,963	4,218,723
Accumulated Depreciation and Amortization	1,321,843	1,278,941
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,059,120	2,939,782

OTHER NONCURRENT ASSETS
Regulatory Assets	185,856	202,328
Long-term Risk Management Assets	149	31
Deferred Charges and Other Noncurrent Assets	17,217	8,560
TOTAL OTHER NONCURRENT ASSETS	203,222	210,919

TOTAL ASSETS	$3,432,965	$3,325,173

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$106,997	$87,050
Affiliated Companies	32,646	36,189
Long-term Debt Due Within One Year – Nonaffiliated	34,111	764
Risk Management Liabilities	1,388	5,848
Customer Deposits	45,653	46,533
Accrued Taxes	55,923	28,024
Accrued Interest	15,383	12,654
Regulatory Liability for Over-Recovered Fuel Costs	144	7,945
Other Current Liabilities	47,311	50,684
TOTAL CURRENT LIABILITIES	339,556	275,691

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	915,715	949,107
Long-term Risk Management Liabilities	-	31
Deferred Income Taxes	814,719	740,676
Regulatory Liabilities and Deferred Investment Tax Credits	324,329	344,817
Employee Benefits and Pension Obligations	33,884	34,906
Deferred Credits and Other Noncurrent Liabilities	37,106	63,667
TOTAL NONCURRENT LIABILITIES	2,125,753	2,133,204

TOTAL LIABILITIES	2,465,309	2,408,895

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157,230	157,230
Paid-in Capital	364,037	364,037
Retained Earnings	440,501	388,530
Accumulated Other Comprehensive Income (Loss)	5,888	6,481
TOTAL COMMON SHAREHOLDER’S EQUITY	967,656	916,278

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$3,432,965	$3,325,173

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$93,221	$105,962
Adjustments to Reconcile Net Income to Net Cash Flows from Operating
Activities:
Depreciation and Amortization	72,449	71,356
Deferred Income Taxes	39,665	22,524
Carrying Costs Income	(338)	(1,560)
Allowance for Equity Funds Used During Construction	(2,676)	(1,298)
Mark-to-Market of Risk Management Contracts	(4,984)	3,868
Property Taxes	(10,177)	(9,673)
Fuel Over/Under-Recovery, Net	(9,201)	40,240
Change in Other Noncurrent Assets	(3,175)	10,869
Change in Other Noncurrent Liabilities	(13,094)	(1,325)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	6,454	10,684
Fuel, Materials and Supplies	3,876	(2,320)
Accounts Payable	8,783	(11,632)
Accrued Taxes, Net	37,739	43,313
Other Current Assets	216	(1,864)
Other Current Liabilities	(3,780)	(1,275)
Net Cash Flows from Operating Activities	214,978	277,869

INVESTING ACTIVITIES
Construction Expenditures	(172,602)	(151,603)
Change in Advances to Affiliates, Net	(8,884)	(67,583)
Other Investing Activities	10,657	1,107
Net Cash Flows Used for Investing Activities	(170,829)	(218,079)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	-	2,395
Retirement of Long-term Debt – Nonaffiliated	(301)	(130)
Principal Payments for Capital Lease Obligations	(2,558)	(2,585)
Dividends Paid on Common Stock	(41,250)	(60,000)
Other Financing Activities	593	139
Net Cash Flows Used for Financing Activities	(43,516)	(60,181)

Net Increase (Decrease) in Cash and Cash Equivalents	633	(391)
Cash and Cash Equivalents at Beginning of Period	1,367	1,413
Cash and Cash Equivalents at End of Period	$2,000	$1,022

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$36,054	$36,681
Net Cash Paid for Income Taxes	2,026	17,988
Noncash Acquisitions Under Capital Leases	4,068	979
Construction Expenditures Included in Current Liabilities as of September 30,	33,820	23,872

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

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

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.  As of September 30, 2013, SWEPCo’s share of incurred construction expenditures for the Turk Plant was approximately $1.8 billion, including AFUDC and capitalized interest of $328 million and related transmission costs of $118 million.  As of September 30, 2013, a provision of $173 million has been recorded for costs incurred in excess of a Texas cost cap, resulting in total capitalized expenditures of $1.6 billion.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant.  In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  The Arkansas portion of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market.  If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.  See “Turk Plant” section of Note 3.

2012 Texas Base Rate Case

In 2012, SWEPCo filed a request with the PUCT to increase annual base rates by $83 million based upon an 11.25% return on common equity to be effective January 2013.  The requested base rate increase included a return on and of the Texas jurisdictional share of the Turk Plant generation investment as of December 2011, total Turk Plant related estimated transmission investment costs and associated operation and maintenance costs.  In September 2012, an Administrative Law Judge (ALJ) issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  In May 2013, the ALJ issued a proposal for decision recommending a rate increase but found SWEPCo imprudent for failing to cancel the Turk Plant in 2010.

The PUCT rejected the ALJ’s imprudence recommendation, but during a September 2013 open meeting, the PUCT stated that it would limit the recovery of the investment in the Turk Plant by imposing a Texas jurisdictional cost cap established in the recently concluded Certificate of Convenience and Necessity (CCN) case appeal (the Texas capital cost cap).  The PUCT also provided new details on how the cost cap would be applied.  In October 2013, the PUCT issued an order with the determination that the Turk Plant Texas capital cost cap also limited SWEPCo’s recovery of AFUDC in addition to its recovery of cash construction costs.  As a result of the determination that AFUDC was to be included in the cap, in the third quarter of 2013, SWEPCo recorded an additional pretax impairment of $111 million in Asset Impairments and Other Related Charges on the statement of income.  The order approved an annual rate increase of approximately $39 million based upon a return on common equity of 9.65%.  As a result of this approval, SWEPCo retroactively applied these rates back to the end of January 2013.  The approval also provided for the following:  (a) no disallowances to the existing book investment in the Stall Plant, and (b) the exclusion, until SWEPCo files and obtains approval of a Transmission Cost Recovery Rider, of the Turk Plant transmission line investment that was not in service at the end of the test year.  Additionally, the PUCT determined that it would defer consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2.  Requests for rehearing may be filed within 30 days of receipt of the PUCT order.  SWEPCo intends to file a motion for rehearing with the PUCT in late October 2013.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.  See “2012 Texas Base Rate Case” section of Note 3.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant.  In February 2013, a settlement was approved by the LPSC that increased Louisiana total rates by approximately $2 million annually, effective March 2013.  The March 2013 base rates are based on a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund.  The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013.  In May 2013, SWEPCo filed testimony in the prudence review of the Turk Plant.  If the LPSC orders refunds based upon the pending staff review of the cost of service or prudence review of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.  See “2012 Louisiana Formula Rate Filing” section of Note 3.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of September 30, 2013, SWEPCo has incurred $17 million in costs related to these projects.  Management intends to seek recovery of these projects from SWEPCo’s state commissions.

Litigation and Environmental Issues

In the ordinary course of business, SWEPCo is involved in employment, commercial, environmental and regulatory litigation.  Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty.  Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated.  For details on regulatory proceedings and pending litigation, see Note 2 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies in the 2012 Annual Report.  Also, see Note 3 – Rate Matters and Note 4 – Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 161.  Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 230 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions of KWhs)
Retail:
Residential	2,081	2,120	5,021	5,072
Commercial	1,745	1,764	4,580	4,718
Industrial	1,443	1,448	4,167	4,279
Miscellaneous	19	20	60	60
Total Retail (a)	5,288	5,352	13,828	14,129

Wholesale	2,479	2,108	7,053	5,987

Total KWhs	7,767	7,460	20,881	20,116

(a)	Represents energy delivered to distribution customers.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact of weather on net income.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in degree days)
Actual - Heating (a)	-	-	800	427
Normal - Heating (b)	1	1	754	774

Actual - Cooling (c)	1,418	1,457	2,137	2,481
Normal - Cooling (b)	1,397	1,396	2,155	2,136

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.
(b)	Normal Heating/Cooling represents the thirty-year average of degree days.
(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2013 Compared to Third Quarter of 2012

Reconciliation of Third Quarter of 2012 to Third Quarter of 2013
Net Income
(in millions)

Third Quarter of 2012	$89

Changes in Gross Margin:
Retail Margins (a)	46
Off-system Sales	2
Transmission Revenues	2
Total Change in Gross Margin	50

Changes in Expenses and Other:
Other Operation and Maintenance	1
Asset Impairments and Other Related Charges	(111)
Depreciation and Amortization	(7)
Taxes Other Than Income Taxes	(1)
Other Income	(12)
Interest Expense	(11)
Total Change in Expenses and Other	(141)

Income Tax Expense	10

Third Quarter of 2013	$8

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $46 million primarily due to the following:
	•	A $63 million increase primarily due to the Louisiana and Texas rate orders related to the Turk Plant.
This increase was partially offset by:
	•	A $10 million decrease in municipal and cooperative revenues due to formula rate adjustments. adjustments.
	•	A $5 million decrease primarily due to lower weather-normalized retail sales.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $1 million primarily due to the following:
• A $5 million decrease in distribution expenses primarily due to 2012 storm-related expenses.
• A $5 million decrease in administrative and general expenses.
These decreases were partially offset by:
• A $7 million increase in transmission expenses primarily due to increased SPP transmission services.
• A $3 million increase in generation plant expenses primarily due to Turk Plant operations in addition to higher planned and unplanned plant outages.
•
Asset Impairments and Other Related Charges increased $111 million due to the third quarter 2013 write-off of AFUDC on the Turk Plant that was included in the Texas capital cost cap.  This write-off was in accordance with the PUCT’s September 2013 open meeting and October 2013 order.

•	Depreciation and Amortization expenses increased $7 million primarily due to the Turk Plant being placed in service in December 2012.
•	Other Income decreased $12 million primarily due to a decrease in the equity component of AFUDC as a result of completed construction of the Turk Plant in December 2012.
•	Interest Expense increased $11 million primarily due to a decrease in the debt component of AFUDC due to completed construction of the Turk Plant in December 2012.
•
Income Tax Expense decreased $10 million primarily due to a decrease in pretax book income, partially offset by other book/tax differences which are accounted for on a flow-through basis and the regulatory accounting treatment of state income taxes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Reconciliation of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013
Net Income
(in millions)

Nine Months Ended September 30, 2012	$181

Changes in Gross Margin:
Retail Margins (a)	71
Off-system Sales	4
Transmission Revenues	10
Other Revenues	1
Total Change in Gross Margin	86

Changes in Expenses and Other:
Other Operation and Maintenance	(22)
Asset Impairments and Other Related Charges	(98)
Depreciation and Amortization	(29)
Taxes Other Than Income Taxes	(6)
Other Income	(39)
Interest Expense	(35)
Total Change in Expenses and Other	(229)

Income Tax Expense	12

Nine Months Ended September 30, 2013	$50

(a) Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $71 million primarily due to the following:
	•	A $109 million increase primarily due to the Louisiana and Texas rate orders related to the Turk Plant.
This increase was partially offset by:
	•	A $21 million decrease in municipal and cooperative revenues due to formula rate adjustments.
	•	A $6 million decrease due to fuel cost adjustments.
	•	A $6 million decrease primarily due to lower weather-normalized retail sales.
	•	A $5 million net decrease in weather-related usage primarily due to a 14% decrease in cooling degree days, partially offset by an increase in heating degree days.
•	Margins from Off-system Sales increased $4 million primarily due to higher physical sales margins.
•	Transmission Revenues increased $10 million primarily due to rate increases for customers in the SPP region.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $22 million primarily due to the following:
• A $15 million increase in transmission expenses primarily due to increased SPP transmission services.
• An $11 million increase in generation plant expenses primarily due to Turk Plant operations in addition to higher planned and unplanned plant outages.
These increases were partially offset by:
• A $2 million decrease in administrative and general expenses.
•	Asset Impairments and Other Related Charges increased $98 million due to the following:
• A $111 million increase due to the third quarter 2013 write-off of AFUDC on the Turk Plant that was included in the Texas capital cost cap. This write-off was in accordance with the PUCT’s September 2013 open meeting and October 2013 order.
This increase was partially offset by:
• A $13 million decrease due to the second quarter 2012 write-off of the additional expected Texas jurisdictional portion of the Turk Plant in excess of the Texas capital cost cap.
•	Depreciation and Amortization expenses increased $29 million primarily due to the Turk Plant being placed in service in December 2012.
•	Taxes Other Than Income Taxes increased $6 million primarily due to higher property taxes related to the Turk Plant being placed in service in December 2012.
•	Other Income decreased $39 million primarily due to a decrease in the equity component of AFUDC as a result of completed construction of the Turk Plant in December 2012.
•	Interest Expense increased $35 million primarily due to a decrease in the debt component of AFUDC due to completed construction of the Turk Plant in December 2012.
•
Income Tax Expense decreased $12 million primarily due to a decrease in pretax book income, partially offset by other book/tax differences which are accounted for on a flow-through basis and the regulatory accounting treatment of state income taxes.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 230 for a discussion of accounting pronouncements.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Electric Generation, Transmission and Distribution	$534,196	$473,391	$1,324,325	$1,196,753
Sales to AEP Affiliates	18,296	11,098	41,935	26,945
Other Revenues	441	680	1,163	1,403
TOTAL REVENUES	552,933	485,169	1,367,423	1,225,101

EXPENSES
Fuel and Other Consumables Used for Electric Generation	202,024	180,991	490,447	447,233
Purchased Electricity for Resale	37,505	35,109	120,273	97,150
Purchased Electricity from AEP Affiliates	815	6,121	6,757	16,965
Other Operation	62,108	60,217	182,351	165,877
Maintenance	24,654	27,816	84,725	78,835
Asset Impairments and Other Related Charges	110,850	-	110,850	13,000
Depreciation and Amortization	41,846	35,144	132,460	103,820
Taxes Other Than Income Taxes	20,772	19,763	59,530	53,869
TOTAL EXPENSES	500,574	365,161	1,187,393	976,749

OPERATING INCOME	52,359	120,008	180,030	248,352

Other Income (Expense):
Other Income	2,457	15,255	5,048	44,572
Interest Expense	(32,614)	(21,498)	(100,151)	(65,210)

INCOME BEFORE INCOME TAX EXPENSE AND
EQUITY EARNINGS	22,202	113,765	84,927	227,714

Income Tax Expense	14,935	25,229	37,057	49,206
Equity Earnings of Unconsolidated Subsidiary	653	682	1,825	2,007

NET INCOME	7,920	89,218	49,695	180,515

Net Income Attributable to Noncontrolling Interest	1,058	955	3,204	3,099

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON
SHAREHOLDER	$6,862	$88,263	$46,491	$177,416

The common stock of SWEPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$7,920	$89,218	$49,695	$180,515

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $317 and $376 for the Three Months Ended
September 30, 2013 and 2012, Respectively, and $902 and $367 for the
Nine Months Ended September 30, 2013 and 2012, Respectively	589	697	1,675	(682)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $35
and $90 for the Three Months Ended September 30, 2013 and 2012,
Respectively, and $103 and $269 for the Nine Months Ended September 30,
2013 and 2012, Respectively	(64)	167	(191)	499

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	525	864	1,484	(183)

TOTAL COMPREHENSIVE INCOME	8,445	90,082	51,179	180,332

Total Comprehensive Income Attributable to Noncontrolling Interest	1,058	955	3,204	3,099

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo
COMMON SHAREHOLDER	$7,387	$89,127	$47,975	$177,233

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	SWEPCo Common Shareholder
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

TOTAL EQUITY – DECEMBER 31, 2011	$135,660	$674,606	$1,029,915	$(26,815)	$391	$1,813,757

Common Stock Dividends – Nonaffiliated					(3,176)	(3,176)
Net Income			177,416		3,099	180,515
Other Comprehensive Loss				(183)		(183)
TOTAL EQUITY – SEPTEMBER 30, 2012	$135,660	$674,606	$1,207,331	$(26,998)	$314	$1,990,913

TOTAL EQUITY – DECEMBER 31, 2012	$135,660	$674,606	$1,228,806	$(17,860)	$261	$2,021,473

Common Stock Dividends			(93,750)			(93,750)
Common Stock Dividends – Nonaffiliated					(3,142)	(3,142)
Net Income			46,491		3,204	49,695
Other Comprehensive Income				1,484		1,484
TOTAL EQUITY – SEPTEMBER 30, 2013	$135,660	$674,606	$1,181,547	$(16,376)	$323	$1,975,760

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2013 and December 31, 2012
(in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$17,651	$2,036
(September 30, 2013 Amount Includes $14,207 Related to Sabine)
Advances to Affiliates	18,634	153,829
Accounts Receivable:
Customers	59,408	39,349
Affiliated Companies	26,597	26,288
Miscellaneous	22,350	35,514
Allowance for Uncollectible Accounts	(2,034)	(2,041)
Total Accounts Receivable	106,321	99,110
Fuel
(September 30, 2013 and December 31, 2012 Amounts Include $32,992 and
$42,084, Respectively, Related to Sabine)	121,443	134,234
Materials and Supplies	73,365	69,212
Risk Management Assets	402	695
Deferred Income Tax Benefits	99,362	101,403
Accrued Tax Benefits	7,015	9,616
Regulatory Asset for Under-Recovered Fuel Costs	21,430	8,527
Prepayments and Other Current Assets	18,673	16,489
TOTAL CURRENT ASSETS	484,296	595,151

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,813,995	3,888,230
Transmission	1,141,848	1,115,795
Distribution	1,807,252	1,758,988
Other Property, Plant and Equipment
(September 30, 2013 and December 31, 2012 Amounts Include $288,494 and
$287,032, Respectively, Related to Sabine)	699,918	688,254
Construction Work in Progress	223,860	99,783
Total Property, Plant and Equipment	7,686,873	7,551,050
Accumulated Depreciation and Amortization
(September 30, 2013 and December 31, 2012 Amounts Include $130,141 and
$116,597, Respectively, Related to Sabine)	2,378,225	2,284,258
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,308,648	5,266,792

OTHER NONCURRENT ASSETS
Regulatory Assets	375,581	403,278
Long-term Risk Management Assets	21	-
Deferred Charges and Other Noncurrent Assets	81,848	76,432
TOTAL OTHER NONCURRENT ASSETS	457,450	479,710

TOTAL ASSETS	$6,250,394	$6,341,653

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$132,265	$126,768
Affiliated Companies	39,657	62,835
Short-term Debt – Nonaffiliated	-	2,603
Long-term Debt Due Within One Year – Nonaffiliated	3,250	3,250
Risk Management Liabilities	296	1,128
Customer Deposits	55,832	69,393
Accrued Taxes	64,436	31,532
Accrued Interest	19,234	43,950
Obligations Under Capital Leases	17,905	17,599
Regulatory Liability for Over-Recovered Fuel Costs	5,562	16,761
Other Current Liabilities	63,921	64,997
TOTAL CURRENT LIABILITIES	402,358	440,816

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,039,994	2,042,978
Deferred Income Taxes	1,095,691	1,075,551
Regulatory Liabilities and Deferred Investment Tax Credits	471,953	476,471
Asset Retirement Obligations	87,565	78,017
Employee Benefits and Pension Obligations	31,129	38,240
Obligations Under Capital Leases	104,175	114,161
Deferred Credits and Other Noncurrent Liabilities	41,769	53,946
TOTAL NONCURRENT LIABILITIES	3,872,276	3,879,364

TOTAL LIABILITIES	4,274,634	4,320,180

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135,660	135,660
Paid-in Capital	674,606	674,606
Retained Earnings	1,181,547	1,228,806
Accumulated Other Comprehensive Income (Loss)	(16,376)	(17,860)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,975,437	2,021,212

Noncontrolling Interest	323	261

TOTAL EQUITY	1,975,760	2,021,473

TOTAL LIABILITIES AND EQUITY	$6,250,394	$6,341,653

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net Income	$49,695	$180,515
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
Depreciation and Amortization	132,460	103,820
Deferred Income Taxes	27,736	215,283
Asset Impairments and Other Related Charges	110,850	13,000
Allowance for Equity Funds Used During Construction	(4,872)	(43,401)
Mark-to-Market of Risk Management Contracts	(591)	(1,179)
Property Taxes	(11,804)	(10,167)
Fuel Over/Under-Recovery, Net	(24,110)	10,429
Change in Other Noncurrent Assets	21,935	12,522
Change in Other Noncurrent Liabilities	(10,203)	25,945
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(7,384)	(15,071)
Fuel, Materials and Supplies	8,638	(27,911)
Accounts Payable	(7,626)	(13,474)
Accrued Taxes, Net	36,127	(24,649)
Accrued Interest	(24,752)	(20,473)
Other Current Assets	(1,483)	(7,940)
Other Current Liabilities	(13,770)	(12,570)
Net Cash Flows from Operating Activities	280,846	384,679

INVESTING ACTIVITIES
Construction Expenditures	(284,650)	(395,829)
Change in Advances to Affiliates, Net	135,195	(128,227)
Other Investing Activities	(383)	1,240
Net Cash Flows Used for Investing Activities	(149,838)	(522,816)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	-	336,429
Credit Facility Borrowings	17,091	21,462
Change in Advances from Affiliates, Net	-	(132,473)
Retirement of Long-term Debt – Nonaffiliated	(3,250)	(21,625)
Credit Facility Repayments	(19,694)	(38,478)
Principal Payments for Capital Lease Obligations	(13,394)	(12,036)
Dividends Paid on Common Stock	(93,750)	-
Dividends Paid on Common Stock – Nonaffiliated	(3,142)	(3,176)
Other Financing Activities	746	3,859
Net Cash Flows from (Used for) Financing Activities	(115,393)	153,962

Net Increase in Cash and Cash Equivalents	15,615	15,825
Cash and Cash Equivalents at Beginning of Period	2,036	801
Cash and Cash Equivalents at End of Period	$17,651	$16,626

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$115,627	$74,656
Net Cash Paid (Received) for Income Taxes	265	(112,290)
Noncash Acquisitions Under Capital Leases	3,848	18,560
Construction Expenditures Included in Current Liabilities as of September 30,	44,815	72,318

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 161.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant Subsidiary.  Net income for the three and nine months ended September 30, 2013 is not necessarily indicative of results that may be expected for the year ending December 31, 2013.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2012 financial statements and notes thereto, which are included in the Registrant Subsidiaries’ Annual Reports on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013.

Transfer of Cook Coal Terminal to AEGCo

On August 1, 2013, OPCo transferred ownership of Cook Coal Terminal to AEGCo.  Located in Metropolis, IL, Cook Coal Terminal performs coal transloading services for APCo and I&M and railcar maintenance services for APCo, I&M, PSO and SWEPCo.  The transfer of Cook Coal Terminal resulted in a decrease in OPCo’s total assets and total liabilities of $43.3 million and $40.6 million, respectively.

2.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three and nine months ended September 30, 2013.  All amounts in the following tables are presented net of related income taxes.

APCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of June 30, 2013	$197	$2,583	$(30,615)	$(27,835)
Change in Fair Value Recognized in AOCI	(47)	-	-	(47)
Amounts Reclassified from AOCI	(184)	253	359	428
Net Current Period Other
Comprehensive Income	(231)	253	359	381
Balance in AOCI as of September 30, 2013	$(34)	$2,836	$(30,256)	$(27,454)

APCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(644)	$2,077	$(31,331)	$(29,898)
Change in Fair Value Recognized in AOCI	684	-	-	684
Amounts Reclassified from AOCI	(74)	759	1,075	1,760
Net Current Period Other
Comprehensive Income	610	759	1,075	2,444
Balance in AOCI as of September 30, 2013	$(34)	$2,836	$(30,256)	$(27,454)

I&M
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of June 30, 2013	$147	$(16,796)	$(8,439)	$(25,088)
Change in Fair Value Recognized in AOCI	(49)	-	-	(49)
Amounts Reclassified from AOCI	(117)	410	174	467
Net Current Period Other
Comprehensive Income	(166)	410	174	418
Balance in AOCI as of September 30, 2013	$(19)	$(16,386)	$(8,265)	$(24,670)

I&M
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(446)	$(19,647)	$(8,790)	$(28,883)
Change in Fair Value Recognized in AOCI	443	2,248	-	2,691
Amounts Reclassified from AOCI	(16)	1,013	525	1,522
Net Current Period Other
Comprehensive Income	427	3,261	525	4,213
Balance in AOCI as of September 30, 2013	$(19)	$(16,386)	$(8,265)	$(24,670)

OPCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of June 30, 2013	$289	$7,415	$(166,369)	$(158,665)
Distribution of Cook Coal Terminal to Parent	-	-	19,652	19,652
Change in Fair Value Recognized in AOCI	(86)	-	-	(86)
Amounts Reclassified from AOCI	(250)	(339)	2,985	2,396
Net Current Period Other
Comprehensive Income	(336)	(339)	2,985	2,310
Balance in AOCI as of September 30, 2013	$(47)	$7,076	$(143,732)	$(136,703)

OPCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(912)	$8,095	$(172,908)	$(165,725)
Distribution of Cook Coal Terminal to Parent	-	-	19,652	19,652
Change in Fair Value Recognized in AOCI	907	-	-	907
Amounts Reclassified from AOCI	(42)	(1,019)	9,524	8,463
Net Current Period Other
Comprehensive Income	865	(1,019)	9,524	9,370
Balance in AOCI as of September 30, 2013	$(47)	$7,076	$(143,732)	$(136,703)

PSO
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and
	Commodity	Foreign Currency	Total
	(in thousands)
Balance in AOCI as of June 30, 2013	$(21)	$6,081	$6,060
Change in Fair Value Recognized in AOCI	32	-	32
Amounts Reclassified from AOCI	(14)	(190)	(204)
Net Current Period Other
Comprehensive Income	18	(190)	(172)
Balance in AOCI as of September 30, 2013	$(3)	$5,891	$5,888

PSO
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and
	Commodity	Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$21	$6,460	$6,481
Change in Fair Value Recognized in AOCI	7	1	8
Amounts Reclassified from AOCI	(31)	(570)	(601)
Net Current Period Other
Comprehensive Income	(24)	(569)	(593)
Balance in AOCI as of September 30, 2013	$(3)	$5,891	$5,888

SWEPCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of June 30, 2013	$(26)	$(14,437)	$(2,438)	$(16,901)
Change in Fair Value Recognized in AOCI	40	-	-	40
Amounts Reclassified from AOCI	(17)	566	(64)	485
Net Current Period Other
Comprehensive Income	23	566	(64)	525
Balance in AOCI as of September 30, 2013	$(3)	$(13,871)	$(2,502)	$(16,376)

SWEPCo
Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013

	Cash Flow Hedges
		Interest Rate and	Pension
	Commodity	Foreign Currency	and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$22	$(15,571)	$(2,311)	$(17,860)
Change in Fair Value Recognized in AOCI	13	-	-	13
Amounts Reclassified from AOCI	(38)	1,700	(191)	1,471
Net Current Period Other
Comprehensive Income	(25)	1,700	(191)	1,484
Balance in AOCI as of September 30, 2013	$(3)	$(13,871)	$(2,502)	$(16,376)

Reclassifications Out of Accumulated Other Comprehensive Income

The following tables provide details of reclassifications from AOCI for the three and nine months ended September 30, 2013.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 6 for additional details.

APCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(75)
Purchased Electricity for Resale	21
Other Operation Expense	(14)
Maintenance Expense	(11)
Property, Plant and Equipment	(15)
Regulatory Assets/(Liabilities), Net (a)	(190)
Subtotal - Commodity	(284)

Interest Rate and Foreign Currency:
Interest Expense	390
Subtotal - Interest Rate and Foreign Currency	390

Reclassifications from AOCI, before Income Tax (Expense) Credit	106
Income Tax (Expense) Credit	37
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	69

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(1,282)
Actuarial (Gains)/Losses	1,834
Reclassifications from AOCI, before Income Tax (Expense) Credit	552
Income Tax (Expense) Credit	193
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	359

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$428

APCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(53)
Purchased Electricity for Resale	47
Other Operation Expense	(38)
Maintenance Expense	(29)
Property, Plant and Equipment	(34)
Regulatory Assets/(Liabilities), Net (a)	(9)
Subtotal - Commodity	(116)

Interest Rate and Foreign Currency:
Interest Expense	1,169
Subtotal - Interest Rate and Foreign Currency	1,169

Reclassifications from AOCI, before Income Tax (Expense) Credit	1,053
Income Tax (Expense) Credit	368
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	685

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(3,847)
Actuarial (Gains)/Losses	5,501
Reclassifications from AOCI, before Income Tax (Expense) Credit	1,654
Income Tax (Expense) Credit	579
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1,075

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$1,760

I&M
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(173)
Purchased Electricity for Resale	47
Other Operation Expense	(8)
Maintenance Expense	(5)
Property, Plant and Equipment	(10)
Regulatory Assets/(Liabilities), Net (a)	(31)
Subtotal - Commodity	(180)

Interest Rate and Foreign Currency:
Interest Expense	631
Subtotal - Interest Rate and Foreign Currency	631

Reclassifications from AOCI, before Income Tax (Expense) Credit	451
Income Tax (Expense) Credit	158
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	293

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(199)
Actuarial (Gains)/Losses	467
Reclassifications from AOCI, before Income Tax (Expense) Credit	268
Income Tax (Expense) Credit	94
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	174

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$467

I&M
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(89)
Purchased Electricity for Resale	115
Other Operation Expense	(23)
Maintenance Expense	(14)
Property, Plant and Equipment	(20)
Regulatory Assets/(Liabilities), Net (a)	7
Subtotal - Commodity	(24)

Interest Rate and Foreign Currency:
Interest Expense	1,558
Subtotal - Interest Rate and Foreign Currency	1,558

Reclassifications from AOCI, before Income Tax (Expense) Credit	1,534
Income Tax (Expense) Credit	537
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	997

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(596)
Actuarial (Gains)/Losses	1,404
Reclassifications from AOCI, before Income Tax (Expense) Credit	808
Income Tax (Expense) Credit	283
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	525

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$1,522

OPCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(461)
Purchased Electricity for Resale	129
Other Operation Expense	(20)
Maintenance Expense	(11)
Property, Plant and Equipment	(21)
Subtotal - Commodity	(384)

Interest Rate and Foreign Currency:
Depreciation and Amortization Expense	2
Interest Expense	(524)
Subtotal - Interest Rate and Foreign Currency	(522)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(906)
Income Tax (Expense) Credit	(317)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(589)

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(1,451)
Actuarial (Gains)/Losses	6,044
Reclassifications from AOCI, before Income Tax (Expense) Credit	4,593
Income Tax (Expense) Credit	1,608
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	2,985

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$2,396

OPCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$(246)
Purchased Electricity for Resale	309
Other Operation Expense	(57)
Maintenance Expense	(26)
Property, Plant and Equipment	(44)
Subtotal - Commodity	(64)

Interest Rate and Foreign Currency:
Depreciation and Amortization Expense	5
Interest Expense	(1,573)
Subtotal - Interest Rate and Foreign Currency	(1,568)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(1,632)
Income Tax (Expense) Credit	(571)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1,061)

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(4,388)
Actuarial (Gains)/Losses	19,040
Reclassifications from AOCI, before Income Tax (Expense) Credit	14,652
Income Tax (Expense) Credit	5,128
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	9,524

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$8,463

PSO
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(10)
Maintenance Expense	(5)
Property, Plant and Equipment	(7)
Subtotal - Commodity	(22)

Interest Rate and Foreign Currency:
Interest Expense	(292)
Subtotal - Interest Rate and Foreign Currency	(292)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(314)
Income Tax (Expense) Credit	(110)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(204)

PSO
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(25)
Maintenance Expense	(9)
Property, Plant and Equipment	(14)
Subtotal - Commodity	(48)

Interest Rate and Foreign Currency:
Interest Expense	(876)
Subtotal - Interest Rate and Foreign Currency	(876)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(924)
Income Tax (Expense) Credit	(323)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(601)

SWEPCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(12)
Maintenance Expense	(7)
Property, Plant and Equipment	(8)
Subtotal - Commodity	(27)

Interest Rate and Foreign Currency:
Interest Expense	872
Subtotal - Interest Rate and Foreign Currency	872

Reclassifications from AOCI, before Income Tax (Expense) Credit	845
Income Tax (Expense) Credit	296
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	549

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(446)
Actuarial (Gains)/Losses	348
Reclassifications from AOCI, before Income Tax (Expense) Credit	(98)
Income Tax (Expense) Credit	(34)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(64)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$485

SWEPCo
Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013

Amount of
(Gain) Loss
Reclassified
from AOCI
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(28)
Maintenance Expense	(14)
Property, Plant and Equipment	(16)
Subtotal - Commodity	(58)

Interest Rate and Foreign Currency:
Interest Expense	2,616
Subtotal - Interest Rate and Foreign Currency	2,616

Reclassifications from AOCI, before Income Tax (Expense) Credit	2,558
Income Tax (Expense) Credit	896
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1,662

Amortization of Pension and OPEB
Prior Service Cost (Credit)	(1,338)
Actuarial (Gains)/Losses	1,044
Reclassifications from AOCI, before Income Tax (Expense) Credit	(294)
Income Tax (Expense) Credit	(103)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(191)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$1,471

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

The following tables provide details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2012.  All amounts in the following tables are presented net of related income taxes.

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

Regulatory Assets Not Yet Being Recovered

	APCo
	September 30,	December 31,
	2013	2012
Noncurrent Regulatory Assets	(in thousands)
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Not Earning a Return
Storm Related Costs	$65,206	$94,458
Virginia Environmental Rate Adjustment Clause	28,417	29,320
Expanded Net Energy Charge - Coal Inventory	20,528	-
Mountaineer Carbon Capture and Storage
Product Validation Facility	14,155	14,155
Dresden Plant Operating Costs	8,358	8,758
Transmission Agreement Phase-In	3,313	2,992
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	1,287	1,287
Deferred Wind Power Costs	-	5,143
Other Regulatory Assets Not Yet Being Recovered	4,246	1,447
Total Regulatory Assets Not Yet Being Recovered	$145,510	$157,560

	I&M
	September 30,	December 31,
	2013	2012
Noncurrent Regulatory Assets	(in thousands)
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Not Earning a Return
Under-Recovered Capacity Costs	$16,445	$-
Indiana Deferred Cook Plant Life Cycle Management Project Costs	3,198	-
Litigation Settlement	-	11,098
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	-	1,380
Other Regulatory Asset Not Yet Being Recovered	3,316	786
Total Regulatory Assets Not Yet Being Recovered	$22,959	$13,264

	OPCo
	September 30,	December 31,
	2013	2012
Noncurrent Regulatory Assets	(in thousands)
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Earning a Return
Economic Development Rider	$13,693	$13,213
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	62,677	61,828
Ormet Special Rate Recovery Mechanism	32,344	5,453
Other Regulatory Assets Not Yet Being Recovered	2,669	30
Total Regulatory Assets Not Yet Being Recovered	$111,383	$80,524

	PSO
	September 30,	December 31,
	2013	2012
Noncurrent Regulatory Assets	(in thousands)
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Not Earning a Return
Storm Related Costs	$6,968	$-
Other Regulatory Assets Not Yet Being Recovered	822	423
Total Regulatory Assets Not Yet Being Recovered	$7,790	$423

	SWEPCo
	September 30,	December 31,
	2013	2012
Noncurrent Regulatory Assets	(in thousands)
Regulatory assets not yet being recovered pending future proceedings:

Regulatory Assets Currently Not Earning a Return
Rate Case Expenses	$7,539	$4,517
Mountaineer Carbon Capture and Storage
Commercial Scale Facility	1,143	2,295
Other Regulatory Assets Not Yet Being Recovered	2,585	2,188
Total Regulatory Assets Not Yet Being Recovered	$11,267	$9,000

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In October 2011, the PUCO issued an order in the remand proceeding.  As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011.  In February 2012, the Ohio Consumers’ Counsel and the IEU filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 – 2011 and various aspects of the approved environmental carrying charge, which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance.  As of September 30, 2013, OPCo’s net deferred fuel balance was $467 million, excluding unrecognized equity carrying costs.  A decision from the Supreme Court of Ohio is pending.

In January 2011, the PUCO issued an order on the 2009 SEET filing, which resulted in a write-off in 2010 and a subsequent refund to customers during 2011.  The 2009 SEET order gave consideration for a future commitment to invest $20 million to support the development of a large solar farm.  In January 2013, the PUCO found there was not a need for the large solar farm.  The PUCO noted that OPCo remains obligated to spend $20 million on this solar project or another project by the end of 2013.  In September 2013, a proposed second phase of OPCo’s gridSMART program was filed with the PUCO which included a recommended technology solution project to satisfy this PUCO directive.

In July 2011, OPCo filed its 2010 SEET filing with the PUCO based upon the approach in the PUCO’s 2009 order.  In October 2013, the PUCO issued an order on the 2010 SEET filing.  As a result, the PUCO ordered a $7 million refund of pretax earnings to customers.  OPCo is required to file its 2011 SEET filing with the PUCO on a separate CSPCo and OPCo company basis.  The PUCO approved OPCo’s requests to file the SEET for 2011 and 2012 one month after the PUCO issues an order on the 2010 SEET.  Management does not currently believe that there were significantly excessive earnings in 2011 for either CSPCo or OPCo or in 2012 for OPCo.  Additionally, management does not currently believe that there will be significantly excessive earnings in 2013 for OPCo.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a Phase-In Recovery Rider (PIRR) to recover deferred fuel costs in rates beginning September 2012.  The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin.  In November 2012, OPCo filed an appeal at the Supreme Court of Ohio related to the PUCO decision in the PIRR proceeding claiming a long-term debt rate modified the previously adjudicated 2009 – 2011 ESP order, which granted a weighted average cost of capital rate.  The IEU and the Ohio Consumers’ Counsel also filed appeals, regarding the PUCO decision in the PIRR proceeding, at the Supreme Court of Ohio in November 2012 arguing principally that the PUCO should have reduced the deferred fuel balance to reflect the prior “improper” collection of POLR revenues which could reduce OPCo’s net deferred fuel balance up to the total balance.  These intervenor appeals also argued that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of September 30, 2013, could reduce carrying costs by $33 million including $17 million of unrecognized equity carrying costs.  A decision from the Supreme Court of Ohio is pending.

Management is unable to predict the outcome of the unresolved litigation discussed above.  Depending on the rulings in these proceedings, it could reduce future net income and cash flows and impact financial condition.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015, which was generally upheld in rehearing orders in January and March 2013.

As part of the ESP decision, the PUCO ordered OPCo to conduct an energy-only auction for 10% of the SSO load with delivery beginning six months after the receipt of final orders in both the ESP and corporate separation cases and extending through May 2015.  The initiation of the auction is pending the issuance of an order by the PUCO in a separate docket.  The PUCO also ordered OPCo to conduct energy-only auctions for an additional 50% of the SSO load with delivery beginning June 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015.  OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the Reliability Pricing Model (RPM) price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The RPM price is approximately $33/MW day through May 2014.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.  As of September 30, 2013, OPCo’s incurred deferred capacity costs balance of $228 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet.

As part of the August 2012 ESP order, the PUCO established a non-bypassable Retail Stability Rider (RSR), effective September 2012.  The RSR will be collected from customers at $3.50/MWh through May 2014 and $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs.

In January and March 2013, the PUCO issued its Orders on Rehearing for the ESP which generally upheld its August 2012 order including the implementation of the RSR.  The PUCO clarified that a final reconciliation of revenues and expenses would be permitted for any over- or under-recovery on several riders including fuel.  In addition, the PUCO addressed certain issues around the energy auctions while other SSO issues related to the energy auctions were deferred to a separate docket related to the competitive bid process (CBP).  In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR.

In June 2013, intervenors in the CBP docket filed recommendations that include prospective rate reductions for capacity and non-energy FAC issues.  OPCo maintains that the August 2012 ESP order fixed OPCo’s non-energy generation rates through December 31, 2014 and ordered the application of a $188.88/MW day price for capacity for non-shopping customers effective January 1, 2015.  However, intervenors maintained that OPCo’s non-energy generation rates should be reduced prior to January 1, 2015 to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned (10% prior to June 2014 and 60% for the period June 1, 2014 through December 31, 2014).  An additional proposal to prospectively offset deferred capacity costs based upon the results of the energy-only auctions was not quantified and OPCo maintains that proposal should not be adopted in light of prior PUCO orders.  Hearings related to the CBP were held at the PUCO in June and July 2013.  A decision from the PUCO is pending.

If OPCo is ultimately not permitted to fully collect its ESP rates including the RSR, and its deferred capacity costs, it could reduce future net income and cash flows and impact financial condition.

Corporate Separation

In October 2012, the PUCO issued an order which approved the corporate separation of OPCo’s generation assets including the transfer of OPCo’s generation assets at net book value to AEPGenCo.  AEPGenCo will also assume the associated generation liabilities.  In June 2013, the IEU filed an appeal with the Supreme Court of Ohio claiming the PUCO order approving the corporate separation was unlawful.  A decision from the Supreme Court of Ohio is pending.  In October 2013, OPCo filed an application with the PUCO to amend the corporate separation plan by permitting OPCo to retain certain rights to purchase power from OVEC.

Also in October 2012, filings at the FERC were submitted related to corporate separation.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo.  See the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.

Storm Damage Recovery Rider (SDRR)

In December 2012, OPCo submitted an application with the PUCO to establish initial SDRR rates.  The SDRR seeks recovery of 2012 incremental storm distribution expenses over twelve months starting with the effective date of the SDRR as approved by the PUCO.  OPCo also requested approval of a weighted average cost of capital carrying charge if recovery of these costs did not begin prior to April 2013.  In May 2013, intervenors filed comments with various recommendations including reductions in the amount of storm costs recoverable up to the amount deferred, an extended recovery period, and an additional review of the storm costs including the allocation of costs to capital.  Hearings at the PUCO are scheduled for December 2013.  As of September 30, 2013, OPCo recorded $61 million in Regulatory Assets on the balance sheet related to 2012 storm damage.  If OPCo is not ultimately permitted to recover these storm costs, it could reduce future net income and cash flows and impact financial condition.

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

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audit reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes with the use of a weighted average cost of capital (WACC).  The PUCO subsequently ruled that the fuel clause for these years was approved with a WACC carrying cost and that the carrying costs on the balance should not be net of accumulated income taxes.  Hearings at the PUCO are scheduled for November 2013.  If the PUCO orders result in a reduction to the FAC deferral, it could reduce future net income and cash flows and impact financial condition.  See the 2009-2011 ESP section of the “Ohio Electric Security Plan Filing” related to the PUCO order in the PIRR proceeding.

Ormet

Ormet, a large aluminum company, has a contract through 2018 to purchase power from OPCo.  In February 2013, Ormet filed Chapter 11 bankruptcy proceedings in the state of Delaware.  In October 2013, following applications to the PUCO to amend Ormet’s power contract with OPCo, Ormet announced that they are unable to emerge from bankruptcy and are shutting down operations effective immediately.  Based upon previous PUCO rulings to provide rate assistance to Ormet, the PUCO is expected to permit OPCo to recover unpaid Ormet amounts through the Economic Development Rider, except where recovery from ratepayers is limited to $20 million related to previously deferred payments from Ormet’s October and November 2012 power bills.  OPCo expects that any additional unpaid generation usage by Ormet will be recoverable as a regulatory asset through the Economic Development Rider.  As of September 30, 2013, OPCo has recorded a regulatory asset of $32 million of Ormet amounts collectible through the Economic Development Rider as a result of these special rate recovery mechanisms and amounts unpaid by Ormet.

In the 2009 – 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future.  Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs.  The PUCO did not take any action on this request.  The intervenors raised the issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts referenced above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant.  As of September 30, 2013, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order.  Intervenors have filed motions with the PUCO requesting OPCo refund all collected pre-construction costs to Ohio ratepayers with interest.

Management cannot predict the outcome of these proceedings concerning the Ohio IGCC plant or what effect, if any, these proceedings could have on future net income and cash flows.  However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

Turk Plant

SWEPCo constructed the Turk Plant, a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012.  SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.  As of September 30, 2013, SWEPCo’s share of incurred construction expenditures for the Turk Plant was approximately $1.8 billion, including AFUDC and capitalized interest of $328 million and related transmission costs of $118 million.  As of September 30, 2013, a provision of $173 million has been recorded for costs incurred in excess of a Texas cost cap, resulting in total capitalized expenditures of $1.6 billion.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%).  Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN.  In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN.  The Arkansas portion of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market.

The PUCT approved a Certificate of Convenience and Necessity (CCN) for the Turk Plant with the following conditions: (a) a cap on the recovery of jurisdictional capital costs for the Turk Plant based on the previously estimated $1.522 billion projected cash construction cost, excluding related transmission costs, (b) a cap on recovery of annual CO2 emission costs at $28 per ton through the year 2030 and (c) a requirement to hold Texas ratepayers financially harmless from any adverse impact related to the Turk Plant not being fully subscribed to by other utilities or wholesale customers.  See the “2012 Texas Base Rate Case” disclosure below for a discussion of a PUCT order on the Texas capital cost cap.  SWEPCo appealed the PUCT’s order contending the two cost cap restrictions are unlawful.  The Texas Industrial Energy Consumers (TIEC) filed an appeal contending that the PUCT’s grant of a conditional CCN for the Turk Plant should be revoked because the Turk Plant is unnecessary to serve retail customers.  The Texas District Court and the Texas Court of Appeals affirmed the PUCT’s order in all respects.  In March 2013, SWEPCo and the TIEC’s petitions for review at the Supreme Court of Texas were denied and in August 2013, SWEPCo and the TIEC’s motions for rehearing at the Supreme Court of Texas were denied.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

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

In September 2012, an Administrative Law Judge (ALJ) issued an order that granted the establishment of SWEPCo’s existing rates as temporary rates beginning in late January 2013, subject to true-up to the final PUCT-approved rates.  In May 2013, the ALJ issued a proposal for decision recommending a rate increase but found SWEPCo imprudent for failing to cancel the Turk Plant in 2010.

The PUCT rejected the ALJ’s imprudence recommendation, but during a September 2013 open meeting, the PUCT stated that it would limit the recovery of the investment in the Turk Plant by imposing a Texas jurisdictional cost cap established in the recently concluded Certificate of Convenience and Necessity (CCN) case appeal discussed above (the Texas capital cost cap).  The PUCT also provided new details on how the cost cap would be applied.  In October 2013, the PUCT issued an order with the determination that the Turk Plant Texas capital cost cap also limited SWEPCo’s recovery of AFUDC in addition to its recovery of cash construction costs.  As a result of the determination that AFUDC was to be included in the cap, in the third quarter of 2013, SWEPCo recorded an additional pretax impairment of $111 million in Asset Impairments and Other Related Charges on the statement of income.  The order approved an annual rate increase of approximately $39 million based upon a return on common equity of 9.65%.  As a result of this approval, SWEPCo retroactively applied these rates back to the end of January 2013.  The approval also provided for the following:  (a) no disallowances to the existing book investment in the Stall Plant, and (b) the exclusion, until SWEPCo files and obtains approval of a Transmission Cost Recovery Rider, of the Turk Plant transmission line investment that was not in service at the end of the test year.  Additionally, the PUCT determined that it would defer consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2.  As of September 30, 2013, the net book value of Welsh Plant, Unit 2 was $94 million, before cost of removal, including materials and supplies inventory and CWIP.  Requests for rehearing may be filed within 30 days of receipt of the PUCT order.  SWEPCo intends to file a motion for rehearing with the PUCT in late October 2013.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant.  In February 2013, a settlement was filed and approved by the LPSC.  The settlement increased Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based on a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund based on the staff review of the cost of service and the prudence review of the Turk Plant.  The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013.  In May 2013, SWEPCo filed testimony in the prudence review of the Turk Plant.  If the LPSC orders refunds based upon the pending staff review of the cost of service or the prudence review of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Flint Creek Plant Environmental Controls

In February 2012, SWEPCo filed a petition with the APSC seeking a declaratory order to install environmental controls at the Flint Creek Plant to comply with the standards established by the CAA.  The estimated cost of the project is $408 million, excluding AFUDC and company overheads.  As a joint owner of the Flint Creek Plant, SWEPCo’s portion of those costs is estimated at $204 million.  In July 2013, the APSC approved the request to install environmental controls at the Flint Creek Plant.

APCo Rate Matters

Plant Transfers

In October 2012, the AEP East Companies submitted several filings with the FERC regarding the transfer of certain generation plants within the AEP System.  See the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.  In December 2012, APCo and WPCo filed requests with the Virginia SCC and the WVPSC for approval to transfer at net book value to APCo a two-thirds interest in Amos Plant, Unit 3 and a one-half interest in the Mitchell Plant, comprising 1,647 MW of generating capacity presently owned by OPCo.  In June 2013, intervenors filed testimony with the WVPSC and made recommendations relating to APCo’s proposed asset transfers including the transfer of only one plant and the issuance of a Request for Proposals for any additional capacity and energy requirements.  Also in June 2013, the WVPSC staff filed testimony recommending the approval of the proposed asset transfers, with rate recognition to occur in a future base rate case, but limiting the liabilities to be transferred to the types and amounts reflected in the net book value of the assets.  In July 2013, the Virginia SCC approved the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but, for rate purposes, reduced the proposed transfer price by $83 million pretax.  The Virginia jurisdictional share of the disallowance is approximately $39 million.  The Virginia SCC also denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  APCo plans to pursue cost recovery of the transferred interest in the Amos Plant in Virginia in the 2014 biennial filing.  Management is currently evaluating the implications of this order while awaiting a final decision from the WVPSC.  Hearings were held at the WVPSC in July 2013.  In September 2013, a WVPSC staff brief advocated for the approval of the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo at the reduced value, for rate purposes, as approved by the Virginia SCC which could result in an additional $44 million disallowance related to the West Virginia and FERC jurisdictional shares of Amos Plant, Unit 3 and the denial of the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  This matter is currently pending before the WVPSC.  Any disallowance related to recovery of Amos Plant, Unit 3, as a result of Virginia SCC or WVPSC orders, would be recorded upon the transfer, expected in the fourth quarter of 2013.  If APCo and WPCo are not ultimately permitted to recover their incurred costs, it could reduce future net income and cash flows and impact financial condition.

APCo IGCC Plant

As of September 30, 2013, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $10 million applicable to its Virginia jurisdiction.  If the costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2013 Virginia Environmental Rate Adjustment Clause (Environmental RAC) Filing

In March 2013, APCo filed with the Virginia SCC for approval of an environmental RAC to recover $39 million related to 2012 and 2011 environmental compliance costs effective February 2014 over a one-year period.  In March 2013, the environmental RAC surcharge expired related to the collection of 2009 and 2010 environmental compliance costs.  In August 2013, a settlement agreement was submitted to the Virginia SCC which recommended approval of an environmental RAC to recover $38 million of the 2012 and 2011 environmental compliance costs.  In September 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than November 2013.  APCo has deferred $28 million as of September 30, 2013 for the Virginia portion of unrecovered environmental RAC costs incurred in 2012 and 2011, excluding $10 million of unrecognized equity carrying costs.  If the Virginia SCC were to disallow any portion of the environmental RAC, it could reduce future net income and cash flows.

2013 Virginia Generation Rate Adjustment Clause (Generation RAC) Filing

In March 2013, APCo filed with the Virginia SCC for an increase in its generation RAC revenues of $12 million for a total of $38 million annually to collect costs related to the Dresden Plant.  In August 2013, a settlement agreement was submitted to the Virginia SCC which recommended approval of an increase in the generation RAC to $37 million annually if the proposed merger of WPCo into APCo occurs by January 1, 2014 or an increase to $39 million if the proposed merger does not occur by January 1, 2014.  Per the settlement agreement, the generation RAC increase is to be effective no later than March 2014 for a period of one year at which time the component to collect an under-recovery of approximately $9 million will cease and the remaining component to recover on-going Dresden Plant costs will continue.  In October 2013, the Hearing Examiner recommended the approval of the settlement agreement.  An order is expected from the Virginia SCC no later than December 2013.  APCo has deferred $6 million as of September 30, 2013 for the Virginia portion of unrecovered costs of the Dresden Plant, excluding $4 million of unrecognized equity carrying costs.  If the Virginia SCC were to disallow any portion of the generation RAC, it could reduce future net income and cash flows.

2013 West Virginia Expanded Net Energy Charge (ENEC) Filing

In March 2012, West Virginia passed securitization legislation which allows the WVPSC to establish a regulatory framework for electric utilities to securitize certain deferred ENEC balances and other ENEC-related assets.  In August 2012, APCo and WPCo filed a request with the WVPSC for a financing order to securitize a total of $422 million related to the December 2011 under-recovered ENEC deferral balance including other ENEC-related assets of $13 million and related future financing costs of $7 million.  Upon completion of the securitization, APCo would offset its current ENEC rates by an amount to recover the securitized balance over the securitization period.  In March 2013, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC which recommended the WVPSC authorize APCo to securitize $376 million plus upfront financing costs.  In September 2013, the WVPSC approved the settlement agreement.  The securitization bonds are expected to be issued in the fourth quarter of 2013.

In April 2013, APCo and WPCo filed to keep total rates unchanged with a portion of the ENEC to be specifically identified for the amount to be securitized in accordance with the proposed securitization settlement agreement.  The remaining ENEC rate is proposed to include (a) the proposed transfer of certain generation facilities from OPCo and the APCo/WPCo merger, (b) construction surcharges and (c) ongoing ENEC costs.  In August 2013, the WVPSC approved a settlement that includes (a) a $56 million reduction in ENEC revenues, offset by a $6 million annual increase in construction surcharges, effective September 2013 and subject to true-up, (b) an agreement to file a base case no later than June 2014 and (c) the deferral of $21 million from the ENEC recovery balance with the ability to include that amount in the ENEC recovery balance upon reaching certain coal inventory levels at the Amos Plant.

As of September 30, 2013, APCo’s ENEC under-recovery balance of $281 million, net of 2012 and 2013 over-recovery, was recorded in Regulatory Assets on the balance sheet, excluding $2 million of unrecognized equity carrying costs and $14 million of other ENEC-related assets.

Virginia Storm Costs

In March 2013, due to the 2013 enactment of a Virginia law, APCo wrote off $30 million of previously deferred 2012 Virginia storm costs.  The change in law affected the test years to be included in APCo's next biennial Virginia base rate filing in March 2014 and the determination of how these costs are treated in the Virginia jurisdictional biennial earnings test for 2012 and 2013.  The estimated 2013 earnings component will be reviewed quarterly to determine if any storm costs can be deferred.  As of September 30, 2013, there were no deferrals of Virginia storm costs incurred in 2012 or 2013.  If this quarterly test allows APCo to defer previously expensed storm costs for future recovery, it could increase future net income and cash flows.

WPCo Merger with APCo

In December 2011, APCo and WPCo filed an application with the WVPSC requesting authority to merge WPCo into APCo.  In December 2012, APCo and WPCo filed merger applications with the Virginia SCC and the FERC and in April 2013, the FERC approved the merger.  Also in December 2012, APCo and WPCo filed requests with the Virginia SCC and the WVPSC for approval of the transfers at net book value to APCo of OPCo’s two-thirds interest in Amos Plant, Unit 3 and OPCo’s one-half interest in the Mitchell Plant.  In June 2013, the WVPSC issued an order consolidating the merger case with APCo’s plant asset transfer case.  Also in June 2013, WVPSC staff filed testimony that included a recommendation that the WVPSC approve the proposed merger.  Hearings were held at the WVPSC in July 2013.  These matters are pending before the WVPSC.  In July 2013, the Virginia SCC approved the merger of WPCo into APCo and the transfer of OPCo’s two-thirds interest in the Amos Plant, Unit 3 to APCo but denied the proposed transfer of OPCo’s one-half interest in the Mitchell Plant to APCo.  Although the Virginia SCC authorized the merger of WPCo into APCo, denial of the Mitchell Plant ownership transfer means there will be insufficient generation to serve the merged company.  Management intends to review the feasibility of the merger once the WVPSC issues an order in the consolidated cases.  See the “Plant Transfers” section of APCo Rate Matters and the “Corporate Separation and Termination of Interconnection Agreement” section of FERC Rate Matters.

PSO Rate Matters

Oklahoma Environmental Compliance Plan

In September 2012, PSO filed an environmental compliance plan with the OCC reflecting the retirement of Northeastern Station (NES), Unit 4 in 2016 and additional environmental controls on NES, Unit 3 to continue operations through 2026.  As of September 30, 2013, the net book values of NES, Units 3 and 4 were $182 million and $101 million, respectively, before cost of removal, including materials and supplies inventory and CWIP.  In August 2013, the OCC dismissed PSO’s environmental compliance plan case without prejudice but will permit PSO to seek recovery in a future proceeding.  PSO will address the environmental compliance plan issues in future regulatory proceedings when it seeks cost recovery of the plan.  If PSO is ultimately not permitted to fully recover its net book value of NES, Units 3 and 4 and other environmental compliance costs, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2%.  In a March 2013 order, the IURC approved an adjustment which increased the authorized annual increase in base rates from $85 million to $92 million.  In March 2013, the Indiana Office of Utility Consumer Counselor (OUCC) filed a request for reconsideration with the IURC, which was denied.  Also in March 2013, the OUCC filed an appeal of the order with the Indiana Court of Appeals.  In September 2013, the OUCC filed a brief on appeal that included objections to the inclusion of a prepaid pension asset in rate base, the use of an end-of-test-year amount for materials and supplies instead of a thirteen-month average and the application of an “outdated” capital structure.  If the order is overturned by the Indiana Court of Appeals, it could reduce future net income and cash flows.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its extended licensed life (2034 for Unit 1 and 2037 for Unit 2).  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of September 30, 2013, I&M has incurred $285 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items that might accommodate a future potential power uprate which the IURC stated I&M could seek recovery in a base rate case.  I&M was granted recovery through an LCM rider which will be determined by a proceeding in the fourth quarter of 2013 and semi-annual proceedings thereafter.  The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in its rates.   In October 2013, I&M filed an application with the IURC for LCM rider rates to be effective January 2014.

In January 2013, the MPSC approved a Certificate of Need (CON) for the LCM Project and authorized deferral accounting for costs incurred related to certain projects effective January 2013 until these costs are included in rates.  In February 2013, intervenors filed appeals with the Michigan Court of Appeals objecting to the issuance of the CON as well as the amount of the CON related to the LCM Project.

If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition.

Rockport Plant Clean Coal Technology Project (CCT Project)

In April 2013, I&M filed an application with the IURC seeking approval of a Certificate of Public Convenience and Necessity (CPCN) to retrofit both units of the Rockport Plant with a Dry Sorbent Injection system.  The estimated cost of the CCT Project was $285 million, excluding AFUDC to be shared equally between I&M and AEGCo.  The application requested deferral treatment of any unrecovered carrying costs incurred during construction and incremental post in-service depreciation expense and operation and maintenance expenses until such costs are recognized and recovered in a rider.  I&M also requested cost recovery associated with the retrofit using the Clean Coal Technology Rider recovery mechanism.

In July 2013, a settlement agreement was filed with the IURC.  The settlement agreement includes the approval of the CPCN with an updated estimated CCT Project cost of $258 million, excluding AFUDC, and the recovery of the Indiana jurisdictional share of I&M’s ownership share of $129 million.  The settlement agreement specifies that 80% of the recoverable I&M direct ownership share of CCT Project costs will be recovered through a Federal Mandate Rider with the remaining 20% deferred until rates are established in a subsequent rate case.  If the IURC approves the settlement agreement, I&M’s Indiana allocated share of the CCT Project costs received in the form of purchased power from AEGCo will be recovered in subsequent I&M rate cases.  A hearing was held at the IURC in August 2013 and a decision is expected by November 2013.  As of September 30, 2013, I&M has incurred costs of $48 million related to the CCT Project, including AFUDC.  If I&M is not ultimately permitted to recover its incurred costs, it could reduce future net income and cash flows.

Tanners Creek Plant, Units 1 - 4

In 2011, I&M announced that it would retire Tanners Creek Plant, Units 1-3 by June 2015 to comply with proposed environmental regulations.  In September 2013, I&M announced that Tanners Creek Plant, Unit 4 would also be retired in mid-2015 rather than being converted from coal to natural gas.   I&M is currently recovering the net book value of Tanners Creek Plant, Units 1-4 in base rates, and plans to seek recovery of all of the plant’s retirement related costs in its next Indiana and Michigan base rate cases.  As of September 30, 2013, the combined net book value of Tanners Creek Plant, Units 1-4 was $342 million, before cost of removal, including materials and supplies inventory and CWIP.  If I&M is ultimately not permitted to fully recover its net book value of Tanners Creek Plant, Units 1-4, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

Corporate Separation and Termination of Interconnection Agreement – Affecting APCo, I&M and OPCo

In October 2012, the AEP East Companies submitted several filings with the FERC seeking approval to fully separate OPCo’s generation assets from its distribution and transmission operations.  The filings requested approval to transfer at net book value (NBV) approximately 9,200 MW of OPCo-owned generation assets to a new wholly-owned company, AEPGenCo.  The AEP East Companies also requested FERC approval to transfer at NBV OPCo’s current two-thirds ownership (867 MW) in Amos Plant, Unit 3 to APCo and transfer at NBV OPCo’s Mitchell Plant to APCo and KPCo in equal one-half interests (780 MW each).  These transfers are proposed to be effective December 31, 2013.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo, the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo and the merger of APCo and WPCo.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  OPCo has contested the petition for rehearing, which remains pending before the FERC.  Similar asset transfer filings have been made at the Virginia SCC and the WVPSC.  See the “Plant Transfers” section of APCo Rate Matters.

Additionally, the AEP East Companies requested FERC approval, effective January 1, 2014, to terminate the existing Interconnection Agreement and approve a Power Coordination Agreement (PCA) among APCo, I&M and KPCo with AEPSC as the agent to coordinate the participants’ respective power supply resources.  Under the PCA, APCo and I&M would be individually responsible for planning their respective capacity obligations and there would be no capacity equalization charges/credits on deficit/surplus companies.  Further, the PCA allows, but does not obligate, APCo and I&M to participate collectively under a common fixed resource requirement capacity plan in PJM and to participate in specified collective off-system sales and purchase activities.  Intervenors have opposed several of these filings.  The AEP East Companies responded to intervenor comments and filed a revised PCA at the FERC in March 2013.  The revised PCA included certain clarifying wording changes that have been agreed upon by intervenors.  A decision is pending at the FERC.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.  See the “Plant Transfers” section of APCo Rate Matters for a discussion of the Virginia SCC order.

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

AEP has two revolving credit facilities totaling $3.5 billion, under which up to $1.2 billion may be issued as letters of credit.  As of September 30, 2013, the maximum future payments for letters of credit issued under the revolving credit facilities were as follows:

Company	Amount	Maturity
	(in thousands)
I&M	$150	March 2014
OPCo	3,081	June 2014
SWEPCo	4,448	March 2014

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

Guarantees of Third-Party Obligations – Affecting SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of September 30, 2013, SWEPCo has collected approximately $63 million through a rider for final mine closure and reclamation costs, of which $13 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $50 million is recorded in Asset Retirement Obligations on SWEPCo’s condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees – Affecting APCo, I&M, OPCo, PSO and SWEPCo

Contracts

The Registrant Subsidiaries enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2013, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of the AEP East Companies related to power purchase and sale activity pursuant to the SIA.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity pursuant to the SIA.

Master Lease Agreements

The Registrant Subsidiaries lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrant Subsidiaries are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2013, the maximum potential loss by Registrant Subsidiary for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Maximum
Company	Potential Loss
(in thousands)
APCo	$3,630
I&M	2,481
OPCo	4,505
PSO	1,204
SWEPCo	2,441

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $14 million and $15 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2013.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from approximately 83% under the current five year lease term to 77% at the end of the 20-year term of the projected fair value of the equipment.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are approximately $9 million and $10 million for I&M and SWEPCo, respectively, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

ENVIRONMENTAL CONTINGENCIES

Carbon Dioxide Public Nuisance Claims – Affecting APCo, I&M, OPCo, PSO and SWEPCo

In October 2009, the Fifth Circuit Court of Appeals reversed a decision by the Federal District Court for the District of Mississippi dismissing state common law nuisance claims in a putative class action by Mississippi residents asserting that CO2 emissions exacerbated the effects of Hurricane Katrina.  The Fifth Circuit held that there was no exclusive commitment of the common law issues raised in plaintiffs’ complaint to a coordinate branch of government and that no initial policy determination was required to adjudicate these claims.  The court granted petitions for rehearing.  An additional recusal left the Fifth Circuit without a quorum to reconsider the decision and the appeal was dismissed, leaving the district court’s decision in place.  Plaintiffs filed a petition with the U.S. Supreme Court asking the court to remand the case to the Fifth Circuit and reinstate the panel decision.  The petition was denied in January 2011.  Plaintiffs refiled their complaint in federal district court.  The court ordered all defendants to respond to the refiled complaints in October 2011.  In March 2012, the court granted the defendants’ motion for dismissal on several grounds, including the doctrine of collateral estoppel and the applicable statute of limitations.  In May 2013, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s dismissal of the complaint.  The plaintiffs did not appeal to the U.S. Supreme Court.

Alaskan Villages’ Claims – Affecting APCo, I&M, OPCo, PSO and SWEPCo

In 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in Federal Court in the Northern District of California against AEP, AEPSC and 22 other unrelated defendants including oil and gas companies, a coal company and other electric generating companies.  The complaint alleges that the defendants' emissions of CO2 contribute to global warming and constitute a public and private nuisance and that the defendants are acting together.  The complaint further alleges that some of the defendants, including AEP, conspired to create a false scientific debate about global warming in order to deceive the public and perpetuate the alleged nuisance.  The plaintiffs also allege that the effects of global warming will require the relocation of the village at an alleged cost of $95 million to $400 million.  In October 2009, the judge dismissed plaintiffs’ federal common law claim for nuisance, finding the claim barred by the political question doctrine and by plaintiffs’ lack of standing to bring the claim.  The judge also dismissed plaintiffs’ state law claims without prejudice to refiling in state court.  In September 2012, the Ninth Circuit Court of Appeals affirmed the trial court’s decision, holding that the CAA displaced Kivalina’s claims for damages.  Plaintiffs filed seeking further review in the U.S. Supreme Court.  In May 2013, the U.S. Supreme Court denied the plaintiffs’ request for review.

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

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation – Affecting I&M

In July 2013, the Wilmington Trust Company filed a complaint in Federal Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  In October 2013, management filed a motion to dismiss the case.  Management will continue to defend against the claims.  Management is unable to determine a range of potential losses that are reasonably possible of occurring.

5.  DISPOSITION AND IMPAIRMENTS

DISPOSITION

2013

Conesville Coal Preparation Plant – Affecting OPCo

In April 2013, OPCo closed on the sale of its Conesville Coal Preparation Plant.  This sale did not have a significant impact on OPCo’s financial statements.

IMPAIRMENTS

2013

Turk Plant – Affecting SWEPCo

In the third quarter of 2013, SWEPCo recorded a pretax write-off of $111 million in Asset Impairments and Other Related Charges on the statement of income related to AFUDC on the Turk Plant that was included in the Texas capital cost cap.  See the “2012 Texas Base Rate Case” section of Note 3.

Muskingum River Plant, Unit 5 – Affecting OPCo

In May 2013, the U.S. District Court for the Southern District of Ohio approved a modification to the consent decree, which was initially entered into in 2007, requiring certain types of pollution control equipment to be installed at certain AEP plants, including OPCo’s 600 MW Muskingum River Plant, Unit 5 (MR5) coal-fired generation plant.  Under the modification to the consent decree, OPCo has the option to cease burning coal and retire MR5 in 2015 or to cease burning coal in 2015 and complete a natural gas refueling project no later than June 2017.  In the second quarter of 2013, based on the approval of the modified consent decree and changes in other market factors, management re-evaluated potential courses of action with respect to the planned operation of MR5 and concluded that completion of a refueling project, which would have extended the useful life of MR5, is remote.  As a result, management completed an impairment analysis and concluded that MR5 was impaired.  Under a market-based value approach, using level 3 unobservable inputs, management determined that the fair value of this generating unit was zero based on the lack of installed environmental control equipment and the nature and condition of this generating unit.  In the second quarter of 2013, OPCo recorded a pretax impairment of $154 million in Asset Impairments and Other Related Charges on the statement of income which includes a $6 million pretax impairment of related material and supplies inventory.  Management expects to retire the plant in 2015.

2012

Turk Plant – Affecting SWEPCo

In 2012, SWEPCo recorded a pretax write-off of $13 million in Asset Impairments and Other Related Charges on the statement of income related to unrecoverable construction costs subject to the Texas capital costs cap portion of the Turk Plant.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant Subsidiary for the plans for the three and nine months ended September 30, 2013 and 2012:

APCo
			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$1,543	$1,892	$641	$1,346
Interest Cost	6,916	7,553	3,363	4,616
Expected Return on Plan Assets	(9,260)	(10,486)	(4,537)	(4,188)
Amortization of Transition Obligation	-	-	-	201
Amortization of Prior Service Cost (Credit)	49	118	(2,512)	(716)
Amortization of Net Actuarial Loss	6,256	5,085	3,063	2,631
Net Periodic Benefit Cost	$5,504	$4,162	$18	$3,890

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$4,628	$5,674	$1,924	$4,040
Interest Cost	20,747	22,659	10,090	13,847
Expected Return on Plan Assets	(27,780)	(31,458)	(13,610)	(12,564)
Amortization of Transition Obligation	-	-	-	601
Amortization of Prior Service Cost (Credit)	148	356	(7,537)	(2,147)
Amortization of Net Actuarial Loss	18,769	15,254	9,187	7,894
Net Periodic Benefit Cost	$16,512	$12,485	$54	$11,671

I&M
			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$2,183	$2,477	$804	$1,655
Interest Cost	6,025	6,562	2,056	3,196
Expected Return on Plan Assets	(8,206)	(9,392)	(3,295)	(3,212)
Amortization of Transition Obligation	-	-	-	33
Amortization of Prior Service Cost (Credit)	49	101	(2,356)	(595)
Amortization of Net Actuarial Loss	5,422	4,392	1,882	1,762
Net Periodic Benefit Cost (Credit)	$5,473	$4,140	$(909)	$2,839
			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$6,551	$7,431	$2,414	$4,965
Interest Cost	18,075	19,684	6,166	9,589
Expected Return on Plan Assets	(24,619)	(28,175)	(9,887)	(9,635)
Amortization of Transition Obligation	-	-	-	99
Amortization of Prior Service Cost (Credit)	146	305	(7,066)	(1,787)
Amortization of Net Actuarial Loss	16,266	13,177	5,645	5,287
Net Periodic Benefit Cost (Credit)	$16,419	$12,422	$(2,728)	$8,518

OPCo
			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$2,362	$2,751	$1,028	$2,187
Interest Cost	10,268	11,298	4,100	6,047
Expected Return on Plan Assets	(15,103)	(17,100)	(6,221)	(5,639)
Amortization of Transition Obligation	-	-	-	26
Amortization of Prior Service Cost (Credit)	71	186	(3,219)	(969)
Amortization of Net Actuarial Loss	9,287	7,610	3,761	3,418
Net Periodic Benefit Cost (Credit)	$6,885	$4,745	$(551)	$5,070

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$7,107	$8,253	$3,627	$6,561
Interest Cost	30,852	33,895	12,994	18,142
Expected Return on Plan Assets	(45,386)	(51,301)	(18,698)	(16,917)
Amortization of Transition Obligation	-	-	-	78
Amortization of Prior Service Cost (Credit)	212	557	(9,680)	(2,905)
Amortization of Net Actuarial Loss	27,905	22,830	11,843	10,252
Net Periodic Benefit Cost	$20,690	$14,234	$86	$15,211

PSO
			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$1,391	$1,487	$343	$709
Interest Cost	2,748	3,076	948	1,449
Expected Return on Plan Assets	(3,919)	(4,503)	(1,522)	(1,480)
Amortization of Prior Service Cost (Credit)	75	(237)	(1,072)	(270)
Amortization of Net Actuarial Loss	2,461	2,051	869	797
Net Periodic Benefit Cost (Credit)	$2,756	$1,874	$(434)	$1,205

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$4,172	$4,463	$1,029	$2,127
Interest Cost	8,245	9,226	2,844	4,348
Expected Return on Plan Assets	(11,756)	(13,511)	(4,566)	(4,441)
Amortization of Prior Service Cost (Credit)	223	(711)	(3,217)	(809)
Amortization of Net Actuarial Loss	7,383	6,154	2,607	2,391
Net Periodic Benefit Cost (Credit)	$8,267	$5,621	$(1,303)	$3,616

SWEPCo
			Other Postretirement
	Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$1,752	$1,775	$424	$831
Interest Cost	2,864	3,134	1,075	1,669
Expected Return on Plan Assets	(4,126)	(4,717)	(1,720)	(1,699)
Amortization of Prior Service Cost (Credit)	87	(198)	(1,289)	(234)
Amortization of Net Actuarial Loss	2,553	2,083	982	915
Net Periodic Benefit Cost (Credit)	$3,130	$2,077	$(528)	$1,482

			Other Postretirement
	Pension Plans		Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service Cost	$5,258	$5,324	$1,270	$2,493
Interest Cost	8,591	9,403	3,226	5,005
Expected Return on Plan Assets	(12,381)	(14,150)	(5,160)	(5,096)
Amortization of Prior Service Cost (Credit)	262	(595)	(3,867)	(700)
Amortization of Net Actuarial Loss	7,660	6,248	2,946	2,744
Net Periodic Benefit Cost (Credit)	$9,390	$6,230	$(1,585)	$4,446

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

The following tables represent the gross notional volume of the Registrant Subsidiaries’ outstanding derivative contracts as of September 30, 2013 and December 31, 2012:

Notional Volume of Derivative Instruments
September 30, 2013

Primary Risk	Unit of
Exposure	Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	75,861	49,918	104,093	8	10
Coal	Tons	282	3,980	813	2,075	1,229
Natural Gas	MMBtus	4,121	2,711	5,654	-	-
Heating Oil and
Gasoline	Gallons	981	484	1,155	491	603
Interest Rate	USD	$16,501	$10,858	$22,642	$-	$-

Interest Rate and
Foreign Currency	USD	$-	$-	$-	$-	$-

Notional Volume of Derivative Instruments
December 31, 2012

Primary Risk	Unit of
Exposure	Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	94,059	64,791	132,188	-	-
Coal	Tons	1,401	2,711	3,033	1,980	1,312
Natural Gas	MMBtus	10,077	6,922	14,163	-	-
Heating Oil and
Gasoline	Gallons	1,050	532	1,260	616	585
Interest Rate	USD	$24,146	$16,584	$33,934	$-	$-

Interest Rate and
Foreign Currency	USD	$-	$200,000	$-	$-	$-

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrant Subsidiaries reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrant Subsidiaries are required to post or receive cash collateral based on third party contractual agreements and risk profiles.  For the September 30, 2013 and December 31, 2012 condensed balance sheets, the Registrant Subsidiaries netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	September 30, 2013		December 31, 2012
	Cash Collateral	Cash Collateral	Cash Collateral	Cash Collateral
	Received	Paid	Received	Paid
	Netted Against	Netted Against	Netted Against	Netted Against
	Risk Management	Risk Management	Risk Management	Risk Management
Company	Assets	Liabilities	Assets	Liabilities
	(in thousands)
APCo	$116	$5,608	$1,262	$11,029
I&M	76	3,688	867	7,576
OPCo	159	7,693	1,774	15,500
PSO	-	7	-	-
SWEPCo	-	8	-	-

The following tables represent the gross fair value of the Registrant Subsidiaries’ derivative activity on the condensed balance sheets as of September 30, 2013 and December 31, 2012:

APCo
Fair Value of Derivative Instruments
September 30, 2013

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$68,593	$233	$-	$68,826	$(44,276)	$24,550
Long-term Risk Management Assets	32,501	226	-	32,727	(11,888)	20,839
Total Assets	101,094	459	-	101,553	(56,164)	45,389

Current Risk Management Liabilities	59,793	567	-	60,360	(48,719)	11,641
Long-term Risk Management Liabilities	25,003	15	-	25,018	(12,937)	12,081
Total Liabilities	84,796	582	-	85,378	(61,656)	23,722

Total MTM Derivative Contract Net
Assets (Liabilities)	$16,298	$(123)	$-	$16,175	$5,492	$21,667

APCo
Fair Value of Derivative Instruments
December 31, 2012

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$127,645	$338	$-	$127,983	$(97,023)	$30,960
Long-term Risk Management Assets	60,498	215	-	60,713	(26,353)	34,360
Total Assets	188,143	553	-	188,696	(123,376)	65,320

Current Risk Management Liabilities	119,430	1,182	-	120,612	(103,914)	16,698
Long-term Risk Management Liabilities	47,281	424	-	47,705	(29,229)	18,476
Total Liabilities	166,711	1,606	-	168,317	(133,143)	35,174

Total MTM Derivative Contract Net
Assets (Liabilities)	$21,432	$(1,053)	$-	$20,379	$9,767	$30,146

I&M
Fair Value of Derivative Instruments
September 30, 2013

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$44,988	$149	$-	$45,137	$(28,987)	$16,150
Long-term Risk Management Assets	21,432	149	-	21,581	(7,848)	13,733
Total Assets	66,420	298	-	66,718	(36,835)	29,883

Current Risk Management Liabilities	40,809	370	-	41,179	(31,911)	9,268
Long-term Risk Management Liabilities	16,836	7	-	16,843	(8,536)	8,307
Total Liabilities	57,645	377	-	58,022	(40,447)	17,575

Total MTM Derivative Contract Net
Assets (Liabilities)	$8,775	$(79)	$-	$8,696	$3,612	$12,308

I&M
Fair Value of Derivative Instruments
December 31, 2012

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$93,268	$220	$-	$93,488	$(66,514)	$26,974
Long-term Risk Management Assets	41,553	148	-	41,701	(18,132)	23,569
Total Assets	134,821	368	-	135,189	(84,646)	50,543

Current Risk Management Liabilities	82,433	807	19,524	102,764	(71,247)	31,517
Long-term Risk Management Liabilities	33,714	292	-	34,006	(20,108)	13,898
Total Liabilities	116,147	1,099	19,524	136,770	(91,355)	45,415

Total MTM Derivative Contract Net
Assets (Liabilities)	$18,674	$(731)	$(19,524)	$(1,581)	$6,709	$5,128

OPCo
Fair Value of Derivative Instruments
September 30, 2013

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$96,628	$315	$-	$96,943	$(62,765)	$34,178
Long-term Risk Management Assets	44,597	310	-	44,907	(16,313)	28,594
Total Assets	141,225	625	-	141,850	(79,078)	62,772

Current Risk Management Liabilities	84,519	774	-	85,293	(68,862)	16,431
Long-term Risk Management Liabilities	34,309	18	-	34,327	(17,750)	16,577
Total Liabilities	118,828	792	-	119,620	(86,612)	33,008

Total MTM Derivative Contract Net
Assets (Liabilities)	$22,397	$(167)	$-	$22,230	$7,534	$29,764

OPCo
Fair Value of Derivative Instruments
December 31, 2012

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$183,064	$464	$-	$183,528	$(139,215)	$44,313
Long-term Risk Management Assets	85,023	303	-	85,326	(37,038)	48,288
Total Assets	268,087	767	-	268,854	(176,253)	92,601

Current Risk Management Liabilities	171,397	1,658	-	173,055	(148,900)	24,155
Long-term Risk Management Liabilities	66,448	596	-	67,044	(41,079)	25,965
Total Liabilities	237,845	2,254	-	240,099	(189,979)	50,120

Total MTM Derivative Contract Net
Assets (Liabilities)	$30,242	$(1,487)	$-	$28,755	$13,726	$42,481

PSO
Fair Value of Derivative Instruments
September 30, 2013

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$1,394	$13	$-	$1,407	$(555)	$852
Long-term Risk Management Assets	149	-	-	149	-	149
Total Assets	1,543	13	-	1,556	(555)	1,001

Current Risk Management Liabilities	1,931	12	-	1,943	(555)	1,388
Long-term Risk Management Liabilities	-	7	-	7	(7)	-
Total Liabilities	1,931	19	-	1,950	(562)	1,388

Total MTM Derivative Contract Net
Assets (Liabilities)	$(388)	$(6)	$-	$(394)	$7	$(387)

PSO
Fair Value of Derivative Instruments
December 31, 2012

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$1,657	$42	$-	$1,699	$(1,190)	$509
Long-term Risk Management Assets	-	-	-	-	31	31
Total Assets	1,657	42	-	1,699	(1,159)	540

Current Risk Management Liabilities	7,021	17	-	7,038	(1,190)	5,848
Long-term Risk Management Liabilities	-	-	-	-	31	31
Total Liabilities	7,021	17	-	7,038	(1,159)	5,879

Total MTM Derivative Contract Net
Assets (Liabilities)	$(5,364)	$25	$-	$(5,339)	$-	$(5,339)

SWEPCo
Fair Value of Derivative Instruments
September 30, 2013

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$1,444	$15	$-	$1,459	$(1,057)	$402
Long-term Risk Management Assets	21	-	-	21	-	21
Total Assets	1,465	15	-	1,480	(1,057)	423

Current Risk Management Liabilities	1,339	14	-	1,353	(1,057)	296
Long-term Risk Management Liabilities	-	8	-	8	(8)	-
Total Liabilities	1,339	22	-	1,361	(1,065)	296

Total MTM Derivative Contract Net
Assets (Liabilities)	$126	$(7)	$-	$119	$8	$127

SWEPCo
Fair Value of Derivative Instruments
December 31, 2012

	Risk			Gross Amounts	Gross	Net Amounts of
	Management			of Risk	Amounts	Assets/Liabilities
	Contracts	Hedging Contracts		Management	Offset in the	Presented in the
			Interest Rate	Assets/	Statement of	Statement of
			and Foreign	Liabilities	Financial	Financial
Balance Sheet Location	Commodity (a)	Commodity (a)	Currency (a)	Recognized	Position (b)	Position (c)
	(in thousands)
Current Risk Management Assets	$2,804	$41	$-	$2,845	$(2,150)	$695
Long-term Risk Management Assets	-	-	-	-	-	-
Total Assets	2,804	41	-	2,845	(2,150)	695

Current Risk Management Liabilities	3,261	17	-	3,278	(2,150)	1,128
Long-term Risk Management Liabilities	-	-	-	-	-	-
Total Liabilities	3,261	17	-	3,278	(2,150)	1,128

Total MTM Derivative Contract Net
Assets (Liabilities)	$(457)	$24	$-	$(433)	$-	$(433)

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

The tables below present the Registrant Subsidiaries’ activity of derivative risk management contracts for the three and nine months ended September 30, 2013 and 2012:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2013

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$746	$1,742	$66	$25	$51
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	-	(1,349)	-	960	421
Regulatory Liabilities (a)	(950)	(2,347)	(1,264)	18	130
Total Gain (Loss) on Risk Management
Contracts	$(204)	$(1,954)	$(1,198)	$1,003	$602

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2012

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$378	$3,814	$87	$71	$174
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	(138)	(1,213)	3,000	598	115
Regulatory Liabilities (a)	(1,672)	(5,267)	(6,788)	2	11
Total Gain (Loss) on Risk Management
Contracts	$(1,432)	$(2,666)	$(3,701)	$671	$300

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2013

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$1,619	$9,586	$3,599	$241	$381
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	-	(1,648)	(5,158)	3,162	427
Regulatory Liabilities (a)	(1,160)	(9,209)	1,557	18	157
Total Gain (Loss) on Risk Management
Contracts	$459	$(1,271)	$(2)	$3,421	$965

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2012

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and
Distribution Revenues	$(548)	$9,206	$11,118	$231	$426
Sales to AEP Affiliates	-	-	-	-	-
Fuel and Other Consumables Used for
Electric Generation	-	-	-	-	-
Regulatory Assets (a)	(6,133)	(7,228)	(9,026)	(5,360)	(6,977)
Regulatory Liabilities (a)	8,166	1,851	390	3	6
Total Gain (Loss) on Risk Management
Contracts	$1,485	$3,829	$2,482	$(5,126)	$(6,545)

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

The Registrant Subsidiaries record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the condensed statements of income.  During the three and nine months ended September 30, 2013 and 2012, the Registrant Subsidiaries did not designate any fair value hedging strategies.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on the condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets, depending on the specific nature of the risk being hedged.  During the three and nine months ended September 30, 2013 and 2012, APCo, I&M and OPCo designated power, coal and natural gas derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on the condensed statements of income.  During the three and nine months ended September 30, 2013 and 2012, the Registrant Subsidiaries designated heating oil and gasoline derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Interest Expense on the condensed statements of income in those periods in which hedged interest payments occur.  During the three and nine months ended September 30, 2013, I&M designated interest rate derivatives as cash flow hedges.  During the three and nine months ended September 30, 2012, I&M and SWEPCo designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Depreciation and Amortization expense on the condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships.  During the three and nine months ended September 30, 2013, the Registrant Subsidiaries did not designate any foreign currency derivatives as cash flow hedges.  During the three and nine months ended September 30, 2012, SWEPCo designated foreign currency derivatives as cash flow hedges.

During the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three and nine months ended September 30, 2013 and 2012, see Note 2.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of September 30, 2013 and December 31, 2012 were:

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
September 30, 2013

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
		Interest Rate		Interest Rate		Interest Rate
		and Foreign		and Foreign		and Foreign
Company	Commodity	Currency	Commodity	Currency	Commodity	Currency
	(in thousands)
APCo	$307	$-	$430	$-	$(34)	$2,836
I&M	199	-	278	-	(19)	(16,386)
OPCo	418	-	585	-	(47)	7,076
PSO	10	-	16	-	(3)	5,891
SWEPCo	12	-	19	-	(3)	(13,871)

	Expected to be Reclassified to
	Net Income During the Next
	Twelve Months
			Maximum Term for
		Interest Rate	Exposure to
		and Foreign	Variability of Future
Company	Commodity	Currency	Cash Flows
	(in thousands)		(in months)
APCo	$(172)	$(930)	15
I&M	(113)	(1,640)	15
OPCo	(236)	1,359	15
PSO	1	759	15
SWEPCo	1	(2,267)	15

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
December 31, 2012

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
		Interest Rate		Interest Rate		Interest Rate
		and Foreign		and Foreign		and Foreign
Company	Commodity	Currency	Commodity	Currency	Commodity	Currency
	(in thousands)
APCo	$302	$-	$1,355	$-	$(644)	$2,077
I&M	200	-	931	19,524	(446)	(19,647)
OPCo	416	-	1,903	-	(912)	8,095
PSO	25	-	-	-	21	6,460
SWEPCo	24	-	-	-	22	(15,571)
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

When AEPSC, on behalf of the Registrant Subsidiaries, uses standardized master agreements, these agreements may include collateral requirements.  These master agreements facilitate the netting of cash flows associated with a single counterparty.  Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk.  The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold.  The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with AEP’s credit policy.  In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, the Registrant Subsidiaries are obligated to post an additional amount of collateral if certain credit ratings decline below investment grade.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  The Registrant Subsidiaries have not experienced a downgrade below investment grade.  The following tables represent: (a) the Registrant Subsidiaries’ fair values of such derivative contracts, (b) the amount of collateral the Registrant Subsidiaries would have been required to post for all derivative and non-derivative contracts if credit ratings of the Registrant Subsidiaries had declined below investment grade and (c) how much was attributable to RTO and ISO activities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Liabilities for	Amount of Collateral the	Amount
	Derivative Contracts	Registrant Subsidiaries	Attributable to
	with Credit	Would Have Been	RTO and ISO
Company	Downgrade Triggers	Required to Post	Activities
	(in thousands)
APCo	$850	$6,183	$5,812
I&M	560	4,069	3,824
OPCo	1,167	8,484	7,975
PSO	-	255	200
SWEPCo	-	315	247

	December 31, 2012
	Liabilities for	Amount of Collateral the	Amount
	Derivative Contracts	Registrant Subsidiaries	Attributable to
	with Credit	Would Have Been	RTO and ISO
Company	Downgrade Triggers	Required to Post	Activities
	(in thousands)
APCo	$2,159	$3,699	$3,510
I&M	1,483	2,540	2,411
OPCo	3,034	5,198	4,933
PSO	-	1,509	1,429
SWEPCo	-	1,778	1,683

In addition, a majority of the Registrant Subsidiaries’ non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable.  These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts.  The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral posted by the Registrant Subsidiaries and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering the Registrant Subsidiaries’ contractual netting arrangements as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in thousands)
APCo	$27,044	$-	$22,162
I&M	17,796	-	14,583
OPCo	37,110	-	30,410
PSO	5	-	5
SWEPCo	6	-	6

	December 31, 2012
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in thousands)
APCo	$49,465	$1,822	$30,160
I&M	53,499	1,252	40,240
OPCo	69,516	2,561	42,386
PSO	-	-	-
SWEPCo	-	-	-

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

The book values and fair values of Long-term Debt for the Registrant Subsidiaries as of September 30, 2013 and December 31, 2012 are summarized in the following table:

	September 30, 2013		December 31, 2012
Company	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
APCo	$3,427,917	$3,957,321	$3,702,442	$4,555,143
I&M	2,271,613	2,461,671	2,057,666	2,372,017
OPCo	3,698,574	4,071,613	3,860,440	4,560,337
PSO	949,826	1,090,934	949,871	1,175,759
SWEPCo	2,043,244	2,254,078	2,046,228	2,400,509

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

The following is a summary of nuclear trust fund investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Estimated	Gross	Other-Than-	Estimated	Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in thousands)
Cash and Cash Equivalents	$14,438	$-	$-	$16,783	$-	$-
Fixed Income Securities:
United States Government	620,944	34,377	(2,662)	647,918	58,268	(747)
Corporate Debt	38,272	2,684	(1,786)	35,399	4,903	(1,352)
State and Local Government	244,172	851	(358)	270,090	1,006	(863)
Subtotal Fixed Income Securities	903,388	37,912	(4,806)	953,407	64,177	(2,962)
Equity Securities - Domestic	921,292	414,931	(81,125)	735,582	284,599	(76,557)
Spent Nuclear Fuel and
Decommissioning Trusts	$1,839,118	$452,843	$(85,931)	$1,705,772	$348,776	$(79,519)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Proceeds from Investment Sales	$249,314	$181,988	$635,256	$698,567
Purchases of Investments	263,958	199,150	675,727	744,131
Gross Realized Gains on Investment Sales	4,113	2,046	16,011	6,978
Gross Realized Losses on Investment Sales	2,147	924	11,859	3,143

The adjusted cost of fixed income securities was $866 million and $889 million as of September 30, 2013 and December 31, 2012, respectively.  The adjusted cost of equity securities was $506 million and $451 million as of September 30, 2013 and December 31, 2012, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2013 was as follows:

Fair Value of
Fixed Income
Securities
(in thousands)
Within 1 year	$73,908
1 year – 5 years	378,271
5 years – 10 years	210,201
After 10 years	241,008
Total	$903,388

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$1,799	$85,442	$13,701	$(55,860)	$45,082
Cash Flow Hedges:
Commodity Hedges (a)	-	452	-	(145)	307
Total Risk Management Assets	$1,799	$85,894	$13,701	$(56,005)	$45,389

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$1,274	$80,580	$2,790	$(61,352)	$23,292
Cash Flow Hedges:
Commodity Hedges (a)	-	575	-	(145)	430
Total Risk Management Liabilities	$1,274	$81,155	$2,790	$(61,497)	$23,722

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$4,161	$166,916	$17,058	$(123,117)	$65,018
Cash Flow Hedges:
Commodity Hedges (a)	-	498	-	(196)	302
Total Risk Management Assets	$4,161	$167,414	$17,058	$(123,313)	$65,320

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$1,959	$158,665	$6,079	$(132,884)	$33,819
Cash Flow Hedges:
Commodity Hedges (a)	-	1,551	-	(196)	1,355
Total Risk Management Liabilities	$1,959	$160,216	$6,079	$(133,080)	$35,174

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$1,184	$56,155	$9,015	$(36,670)	$29,684
Cash Flow Hedges:
Commodity Hedges (a)	-	294	-	(95)	199
Total Risk Management Assets	1,184	56,449	9,015	(36,765)	29,883

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (c)	5,684	-	-	8,754	14,438
Fixed Income Securities:
United States Government	-	620,944	-	-	620,944
Corporate Debt	-	38,272	-	-	38,272
State and Local Government	-	244,172	-	-	244,172
Subtotal Fixed Income Securities	-	903,388	-	-	903,388
Equity Securities - Domestic (d)	921,292	-	-	-	921,292
Total Spent Nuclear Fuel and Decommissioning Trusts	926,976	903,388	-	8,754	1,839,118

Total Assets	$928,160	$959,837	$9,015	$(28,011)	$1,869,001

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$838	$54,905	$1,836	$(40,282)	$17,297
Cash Flow Hedges:
Commodity Hedges (a)	-	373	-	(95)	278
Total Risk Management Liabilities	$838	$55,278	$1,836	$(40,377)	$17,575

I&M
	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$2,858	$120,242	$11,717	$(84,474)	$50,343
Cash Flow Hedges:
Commodity Hedges (a)	-	330	-	(130)	200
Total Risk Management Assets	2,858	120,572	11,717	(84,604)	50,543

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (c)	6,508	-	-	10,275	16,783
Fixed Income Securities:
United States Government	-	647,918	-	-	647,918
Corporate Debt	-	35,399	-	-	35,399
State and Local Government	-	270,090	-	-	270,090
Subtotal Fixed Income Securities	-	953,407	-	-	953,407
Equity Securities - Domestic (d)	735,582	-	-	-	735,582
Total Spent Nuclear Fuel and Decommissioning Trusts	742,090	953,407	-	10,275	1,705,772

Total Assets	$744,948	$1,073,979	$11,717	$(74,329)	$1,756,315

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$1,346	$110,621	$4,176	$(91,183)	$24,960
Cash Flow Hedges:
Commodity Hedges (a)	-	1,061	-	(130)	931
Interest Rate/Foreign Currency Hedges	-	19,524	-	-	19,524
Total Risk Management Liabilities	$1,346	$131,206	$4,176	$(91,313)	$45,415

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Other Cash Deposits (e)	$8,022	$26	$-	$17	$8,065

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	2,469	119,749	18,799	(78,663)	62,354
Cash Flow Hedges:
Commodity Hedges (a)	-	616	-	(198)	418
Total Risk Management Assets	2,469	120,365	18,799	(78,861)	62,772

Total Assets	$10,491	$120,391	$18,799	$(78,844)	$70,837

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$1,748	$113,044	$3,828	$(86,197)	$32,423
Cash Flow Hedges:
Commodity Hedges (a)	-	783	-	(198)	585
Total Risk Management Liabilities	$1,748	$113,827	$3,828	$(86,395)	$33,008

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Other Cash Deposits (e)	$-	$26	$-	$39	$65

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	5,848	238,254	23,973	(175,890)	92,185
Cash Flow Hedges:
Commodity Hedges (a)	-	688	-	(272)	416
Total Risk Management Assets	5,848	238,942	23,973	(176,162)	92,601

Total Assets	$5,848	$238,968	$23,973	$(176,123)	$92,666

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$2,753	$226,536	$8,544	$(189,616)	$48,217
Cash Flow Hedges:
Commodity Hedges (a)	-	2,175	-	(272)	1,903
Total Risk Management Liabilities	$2,753	$228,711	$8,544	$(189,888)	$50,120

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$-	$1,543	$-	$(552)	$991
Cash Flow Hedges:
Commodity Hedges (a)	-	10	-	-	10
Total Risk Management Assets	$-	$1,553	$-	$(552)	$1,001

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$-	$1,931	$-	$(559)	$1,372
Cash Flow Hedges:
Commodity Hedges (a)	-	16	-	-	16
Total Risk Management Liabilities	$-	$1,947	$-	$(559)	$1,388

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$-	$1,657	$-	$(1,142)	$515
Cash Flow Hedges:
Commodity Hedges (a)	-	42	-	(17)	25
Total Risk Management Assets	$-	$1,699	$-	$(1,159)	$540

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$-	$7,021	$-	$(1,142)	$5,879
Cash Flow Hedges:
Commodity Hedges (a)	-	17	-	(17)	-
Total Risk Management Liabilities	$-	$7,038	$-	$(1,159)	$5,879

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (e)	$14,186	$-	$-	$3,465	$17,651

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	-	1,464	-	(1,053)	411
Cash Flow Hedges:
Commodity Hedges (a)	-	12	-	-	12
Total Risk Management Assets	-	1,476	-	(1,053)	423

Total Assets	$14,186	$1,476	$-	$2,412	$18,074

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$-	$1,338	$-	$(1,061)	$277
Cash Flow Hedges:
Commodity Hedges (a)	-	19	-	-	19
Total Risk Management Liabilities	$-	$1,357	$-	$(1,061)	$296

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (a) (b)	$-	$2,804	$-	$(2,133)	$671
Cash Flow Hedges:
Commodity Hedges (a)	-	41	-	(17)	24
Total Risk Management Assets	$-	$2,845	$-	$(2,150)	$695

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (a) (b)	$-	$3,261	$-	$(2,133)	$1,128
Cash Flow Hedges:
Commodity Hedges (a)	-	17	-	(17)	-
Total Risk Management Liabilities	$-	$3,278	$-	$(2,150)	$1,128

(a)	Amounts in “Other” column primarily represent counterparty netting of risk management and hedging contracts and associated cash collateral under the accounting guidance for “Derivatives and Hedging.”
(b)	Substantially comprised of power contracts for APCo, I&M and OPCo and coal contracts for PSO and SWEPCo.
(c)	Amounts in “Other” column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.
(d)	Amounts represent publicly traded equity securities and equity-based mutual funds.
(e)	Amounts in “Other” column primarily represent cash deposits with third parties. Level 1 and Level 2 amounts primarily represent investments in money market funds.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2013	APCo	I&M	OPCo
	(in thousands)
Balance as of June 30, 2013	$12,976	$8,967	$18,347
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(1,200)	(754)	(1,616)
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	(89)
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	-	-	-
Purchases, Issuances and Settlements (c)	(1,058)	(757)	(1,504)
Transfers into Level 3 (d) (e)	13	9	18
Transfers out of Level 3 (e) (f)	(15)	(11)	(21)
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	195	(275)	(164)
Balance as of September 30, 2013	$10,911	$7,179	$14,971

Three Months Ended September 30, 2012	APCo	I&M	OPCo
	(in thousands)
Balance as of June 30, 2012	$12,864	$9,049	$18,969
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(3,540)	(2,440)	(5,024)
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	(1,030)
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	403	277	571
Purchases, Issuances and Settlements (c)	929	635	1,299
Transfers into Level 3 (d) (e)	654	460	964
Transfers out of Level 3 (e) (f)	(287)	(202)	(423)
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	17	(193)	253
Balance as of September 30, 2012	$11,040	$7,586	$15,579

Nine Months Ended September 30, 2013	APCo	I&M	OPCo
	(in thousands)
Balance as of December 31, 2012	$10,979	$7,541	$15,429
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(3,450)	(2,386)	(4,879)
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	351
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	-	-	-
Purchases, Issuances and Settlements (c)	1,712	1,213	2,463
Transfers into Level 3 (d) (e)	961	661	1,353
Transfers out of Level 3 (e) (f)	(925)	(637)	(1,303)
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	1,634	787	1,557
Balance as of September 30, 2013	$10,911	$7,179	$14,971

Nine Months Ended September 30, 2012	APCo	I&M	OPCo
	(in thousands)
Balance as of December 31, 2011	$1,971	$1,263	$2,666
Realized Gain (Loss) Included in Net Income
(or Changes in Net Assets) (a) (b)	(5,108)	(3,488)	(7,316)
Unrealized Gain (Loss) Included in Net
Income (or Changes in Net Assets) Relating
to Assets Still Held at the Reporting Date (a)	-	-	4,973
Realized and Unrealized Gains (Losses)
Included in Other Comprehensive Income	312	211	435
Purchases, Issuances and Settlements (c)	10,605	7,325	15,375
Transfers into Level 3 (d) (e)	4,142	2,749	5,789
Transfers out of Level 3 (e) (f)	(4,910)	(3,193)	(6,733)
Changes in Fair Value Allocated to Regulated
Jurisdictions (g)	4,028	2,719	390
Balance as of September 30, 2012	$11,040	$7,586	$15,579

(a)	Included in revenues on the condensed statements of income.
(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.
(c)	Represents the settlement of risk management commodity contracts for the reporting period.
(d)	Represents existing assets or liabilities that were previously categorized as Level 2.
(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.
(f)	Represents existing assets or liabilities that were previously categorized as Level 3.
(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2013:

APCo
	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$11,506	$1,940	Discounted Cash Flow	Forward Market Price	$12.52	$55.40
FTRs	2,195	850	Discounted Cash Flow	Forward Market Price	(5.26)	10.85
Total	$13,701	$2,790

I&M
	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$7,571	$1,276	Discounted Cash Flow	Forward Market Price	$12.52	$55.40
FTRs	1,444	560	Discounted Cash Flow	Forward Market Price	(5.26)	10.85
Total	$9,015	$1,836

OPCo
	Fair Value		Valuation	Significant	Forward Price Range
	Assets	Liabilities	Technique	Unobservable Input (a)	Low	High
	(in thousands)
Energy Contracts	$15,787	$2,661	Discounted Cash Flow	Forward Market Price	$12.52	$55.40
FTRs	3,012	1,167	Discounted Cash Flow	Forward Market Price	(5.26)	10.85
Total	$18,799	$3,828

(a)	Represents market prices in dollars per MWh.

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

Federal and State Income Tax Audit Status

The IRS examination of years 2009 and 2010 started in October 2011 and was completed in the second quarter of 2013.  The completion of the federal audit did not result in a material impact on net income, cash flow or financial condition.  Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, the Registrant Subsidiaries accrue interest on these uncertain tax positions.  Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

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

Federal Tax Regulations

In the third quarter of 2013, the U.S. Treasury Department issued final regulations regarding the deduction and capitalization of expenditures related to tangible property, effective for the tax years beginning in 2014.  The U.S. Treasury Department had previously issued guidance in the form of proposed and temporary regulations which was generally effective for tax years beginning in 2012, which was moved to tax years beginning in 2014 in November, 2012.  In addition, the IRS has issued Revenue Procedures under the Industry Issue Resolutions program that provides specific guidance for the implementation of the regulations for the electric utility industry.  The impact of these final regulations is not material to net income or financial condition, except for an approximate $10 million reduction to I&M’s cash flows in 2014.

State Tax Legislation

In the third quarter of 2013, it was determined that the state of West Virginia had achieved certain minimum levels of shortfall reserve funds and thus, the West Virginia corporate income tax rate will be reduced from 7% to 6.5% in 2014.  The enacted provisions will not materially impact net income, cash flows or financial condition.

11.  FINANCING ACTIVITIES

Long-term Debt

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2013 are shown in the tables below:

		Principal		Interest
Company	Type of Debt	Amount (a)		Rate	Due Date
Issuances:		(in thousands)		(%)
APCo	Pollution Control Bonds	$30,000		3.25	2018
APCo	Pollution Control Bonds	40,000		3.25	2018
I&M	Notes Payable	101,354		Variable	2017
I&M	Senior Unsecured Notes	250,000		3.20	2023
OPCo	Other Long-term Debt	200,000	(b)	Variable	2015
OPCo	Other Long-term Debt	600,000	(c)	Variable	2015
OPCo	Pollution Control Bonds	50,000		Variable	2014
OPCo	Pollution Control Bonds	65,000		Variable	2014
OPCo	Securitization Bonds	164,900		0.96	2018
OPCo	Securitization Bonds	102,508		2.05	2020

		Principal		Interest
Company	Type of Debt	Amount Paid		Rate	Due Date
Retirements and		(in thousands)		(%)
Principal Payments:
APCo	Land Note	$21		13.718	2026
APCo	Pollution Control Bonds	30,000		4.85	2013
APCo	Pollution Control Bonds	40,000		4.85	2013
APCo	Senior Unsecured Notes	275,000		Variable	2013
I&M	Notes Payable	6,083		5.44	2013
I&M	Notes Payable	9,811		4.00	2014
I&M	Notes Payable	12,071		Variable	2015
I&M	Notes Payable	14,945		Variable	2016
I&M	Notes Payable	10,350		2.12	2016
I&M	Notes Payable	31,289		Variable	2016
I&M	Notes Payable	8,204		Variable	2017
I&M	Other Long-term Debt	705		6.00	2025
I&M	Other Long-term Debt	4,086		Variable	2015
I&M	Pollution Control Bonds	40,000		5.25	2025
OPCo	Other Long-term Debt	200,000	(b)	Variable	2015
OPCo	Pollution Control Bonds	56,000		5.10	2013
OPCo	Pollution Control Bonds	50,000		5.15	2026
OPCo	Pollution Control Bonds	65,000		4.90	2037
OPCo	Senior Unsecured Notes	250,000		5.50	2013
OPCo	Senior Unsecured Notes	250,000		5.50	2013
OPCo	Senior Unsecured Notes	250,000		5.75	2013
OPCo	Senior Unsecured Notes	225,000		6.38	2033
PSO	Notes Payable	301		3.00	2027
SWEPCo	Notes Payable	3,250		4.58	2032

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.
(b)	Intercompany issuance from AEP consisting of a draw on a $1 billion term credit facility that was terminated in July 2013.
(c)	Draw on a $1 billion term credit facility due in May 2015.

In February 2013, AEP entered into a $1 billion credit facility due in May 2015.  In July 2013, the $1 billion term credit facility due in May 2015 was terminated.  Also in July 2013, AEPGenCo, APCo, KPCo and OPCo entered into a $1 billion term credit facility due in May 2015 to provide liquidity during the corporate separation process.  Upon entering into the new term credit facility, OPCo repaid the $200 million Long-term Debt – Affiliated and subsequently borrowed $600 million Long-term Debt – Nonaffiliated under the new term credit facility.  Under the credit facility, OPCo may assign borrowings to AEPGenCo upon the transfer of OPCo’s generation assets to AEPGenCo.  Subject to regulatory approval, AEPGenCo may further assign a portion of the borrowings to APCo and KPCo, not to exceed $500 million and $250 million, respectively, upon AEPGenCo’s subsequent transfer of certain of those generation assets to APCo and KPCo.

In October 2013, I&M retired $37 million of Notes Payable related to DCC Fuel.

As of September 30, 2013, trustees held on behalf of I&M and OPCo, $40 million and $460 million, respectively, of their reacquired Pollution Control Bonds.

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

Utility Money Pool – AEP System

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries, and a Nonutility Money Pool, which funds a majority of AEP’s nonutility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2013 and December 31, 2012 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ condensed balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the nine months ended September 30, 2013 are described in the following table:

					Net
					Loans to
	Maximum	Maximum	Average	Average	(Borrowings from)	Authorized
	Borrowings	Loans	Borrowings	Loans	the Utility	Short-term
	from the Utility	to the Utility	from the Utility	to the Utility	Money Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2013	Limit
	(in thousands)
APCo	$331,771	$39,372	$126,391	$23,632	$(253,352)	$600,000
I&M	23,135	384,435	8,308	239,647	322,476	500,000
OPCo	410,456	415,605	228,719	59,047	9,401	600,000
PSO	46,806	52,734	18,658	18,808	19,442	300,000
SWEPCo	15,386	153,830	4,154	38,449	18,634	350,000

The activity in the above table does not include short-term lending activity of OPCo’s wholly-owned subsidiary, AEPGenCo, which is a participant in the Nonutility Money Pool.  The amounts of outstanding borrowings from the Nonutility Money Pool as of September 30, 2013 is included in Advances from Affiliates on OPCo’s condensed balance sheet.  For the nine months ended September 30, 2013, AEPGenCo had the following activity in the Nonutility Money Pool:

Maximum	Maximum	Average	Average	Borrowings
Borrowings	Loans	Borrowings	Loans	from the Nonutility
from the Nonutility	to the Nonutility	from the Nonutility	to the Nonutility	Money Pool as of
Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2013
(in thousands)
$1,047	$1,027	$201	$208	$338
The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Nine Months Ended September 30,
	2013	2012
Maximum Interest Rate	0.43%	0.56%
Minimum Interest Rate	0.28%	0.44%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the nine months ended September 30, 2013 and 2012 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from the Utility Money Pool for		to the Utility Money Pool for
	Nine Months Ended September 30,		Nine Months Ended September 30,
Company	2013	2012	2013	2012
APCo	0.33%	0.48%	0.34%	0.48%
I&M	0.36%	-%	0.33%	0.47%
OPCo	0.34%	0.47%	0.32%	0.50%
PSO	0.34%	-%	0.32%	0.47%
SWEPCo	0.33%	0.53%	0.36%	0.47%

AEPGenCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to the Nonutility Money Pool for the nine months ended September 30, 2013 are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Nine Months	Borrowed from	Borrowed from	Loaned to	Loaned to	Borrowed from	Loaned to
Ended	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
September 30,	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
2013	0.61%	0.53%	0.35%	0.32%	0.56%	0.34%

Short-term Debt

The Registrant Subsidiaries’ outstanding short-term debt was as follows:

		September 30, 2013		December 31, 2012
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(in thousands)		(in thousands)
SWEPCo	Line of Credit – Sabine	$-	-%	$2,603	1.82%

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

In June 2013, AEP Credit amended its receivables securitization agreement.  The agreement provides a commitment of $700 million from bank conduits to purchase receivables.  AEP Credit amended a commitment of $385 million to now expire in June 2014.  The remaining commitment of $315 million expires in June 2015.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
Company	2013	2012
	(in thousands)
APCo	$135,579	$153,719
I&M	143,804	123,447
OPCo	321,054	300,675
PSO	147,586	85,530
SWEPCo	180,922	132,449

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2013	2012	2013	2012
	(in thousands)
APCo	$1,575	$1,703	$4,590	$5,389
I&M	1,762	1,674	4,744	4,738
OPCo	5,076	5,362	14,440	15,900
PSO	1,549	1,990	4,314	5,547
SWEPCo	1,649	1,786	4,413	4,720

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2013	2012	2013	2012
	(in thousands)
APCo	$340,438	$351,570	$1,081,615	$993,975
I&M	384,316	358,936	1,097,563	1,018,933
OPCo	658,829	790,115	2,017,746	2,284,749
PSO	382,167	342,819	944,062	919,343
SWEPCo	450,294	444,461	1,171,306	1,145,182

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

SWEPCo is the primary beneficiary of Sabine.  I&M is the primary beneficiary of DCC Fuel.  OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding.  SWEPCo holds a significant variable interest in DHLC.  Each of the Registrant Subsidiaries hold a significant variable interest in AEPSC.  I&M and OPCo each hold a significant variable interest in AEGCo.

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended September 30, 2013 and 2012 were $41 million and $35 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $125 million and $126 million, respectively.  See the table below for the classification of Sabine’s assets and liabilities on SWEPCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Sabine that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
VARIABLE INTEREST ENTITIES
September 30, 2013 and December 31, 2012
(in thousands)
	Sabine
ASSETS	2013	2012
Current Assets	$64,737	$56,535
Net Property, Plant and Equipment	160,575	170,436
Other Noncurrent Assets	55,760	55,076
Total Assets	$281,072	$282,047

LIABILITIES AND EQUITY
Current Liabilities	$32,005	$31,446
Noncurrent Liabilities	248,745	250,340
Equity	322	261
Total Liabilities and Equity	$281,072	$282,047

I&M has nuclear fuel lease agreements with DCC Fuel LLC, DCC Fuel II LLC, DCC Fuel III LLC, DCC Fuel IV LLC, DCC Fuel V LLC and DCC Fuel VI LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended September 30, 2013 and 2012 were $32 million and $23 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $96 million and $82 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  In October 2013, the lease agreements ended for DCC Fuel LLC and DCC Fuel III LLC.  See the table below for the classification of DCC Fuel’s assets and liabilities on I&M’s condensed balance sheets.

The balances below represent the assets and liabilities of DCC Fuel that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
September 30, 2013 and December 31, 2012
(in thousands)
	DCC Fuel
ASSETS	2013	2012
Current Assets	$155,448	$132,886
Net Property, Plant and Equipment	180,541	176,065
Other Noncurrent Assets	78,689	92,473
Total Assets	$414,678	$401,424

LIABILITIES AND EQUITY
Current Liabilities	$138,796	$120,873
Noncurrent Liabilities	275,882	280,551
Total Liabilities and Equity	$414,678	$401,424

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $267 million as of September 30, 2013, and are included in current and long-term debt on the condensed balance sheet.  Ohio Phase-in-Recovery Funding has securitized assets of $137 million as of September 30, 2013, which is presented separately on the face of the condensed balance sheet.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs.

The balances below represent the assets and liabilities of Ohio Phase-in-Recovery Funding that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

OHIO POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
September 30, 2013
(in thousands)
Ohio
Phase-in-
Recovery
Funding
ASSETS	2013
Current Assets	$12,021
Other Noncurrent Assets (a)	261,005
Total Assets	$273,026

LIABILITIES AND EQUITY
Current Liabilities	$35,550
Noncurrent Liabilities	236,139
Equity	1,337
Total Liabilities and Equity	$273,026

(a) Includes an intercompany item eliminated in consolidation of $121 million.

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended September 30, 2013 and 2012 were $21 million and $20 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $53 million and $54 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s condensed balance sheets.

SWEPCo’s investment in DHLC was:

	September 30, 2013		December 31, 2012
	As Reported on	Maximum	As Reported on	Maximum
	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in thousands)
Capital Contribution from SWEPCo	$7,643	$7,643	$7,643	$7,643
Retained Earnings	1,102	1,102	946	946
SWEPCo's Guarantee of Debt	-	44,897	-	49,564

Total Investment in DHLC	$8,745	$53,642	$8,589	$58,153

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2013	2012	2013	2012
	(in thousands)
APCo	$39,779	$47,820	$120,315	$130,260
I&M	25,988	31,134	82,192	88,618
OPCo	58,528	72,751	169,949	193,686
PSO	19,535	21,728	57,504	60,625
SWEPCo	28,431	33,154	85,506	93,120

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	September 30, 2013		December 31, 2012
	As Reported on the	Maximum	As Reported on the	Maximum
Company	Balance Sheet	Exposure	Balance Sheet	Exposure
	(in thousands)
APCo	$7,637	$7,637	$29,819	$29,819
I&M	6,560	6,560	17,911	17,911
OPCo	14,217	14,217	39,323	39,323
PSO	4,710	4,710	13,381	13,381
SWEPCo	6,778	6,778	19,669	19,669

AEGCo, a wholly-owned subsidiary of AEP, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Unit 1, leases a 50% interest in Rockport Plant, Unit 2 and owns 100% of the Lawrenceburg Generating Station.  AEGCo sells all the output from the Rockport Plant to I&M and KPCo.   AEGCo leases the Lawrenceburg Generating Station to OPCo.  AEP guarantees all the debt obligations of AEGCo.  I&M and OPCo are considered to have a significant interest in AEGCo due to these transactions.  I&M and OPCo are exposed to losses to the extent they cannot recover the costs of AEGCo through their normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M, OPCo and KPCo, this financing would be provided by AEP.  For additional information regarding AEGCo’s lease, see “Rockport Lease” section of Note 11 in the 2012 Annual Report.

Total billings from AEGCo were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2013	2012	2013	2012
	(in thousands)
I&M	$66,114	$65,051	$177,840	$177,790
OPCo	37,255	46,184	107,876	149,424

The carrying amount and classification of variable interest in AEGCo’s accounts payable are as follows:

	September 30, 2013		December 31, 2012
	As Reported on	Maximum	As Reported on	Maximum
Company	the Balance Sheet	Exposure	the Balance Sheet	Exposure
	(in thousands)
I&M	$26,323	$26,323	$25,498	$25,498
OPCo	9,708	9,708	16,302	16,302

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

The Registrant Subsidiaries recorded charges to Other Operation expense in 2012 primarily related to severance benefits as a result of the sustainable cost reductions initiative.  The total amount incurred in 2012 by Registrant Subsidiary was as follows:

Company	Total Cost Incurred
(in thousands)
APCo	$8,472
I&M	5,678
OPCo	13,498
PSO	3,675
SWEPCo	5,709

The Registrant Subsidiaries’ sustainable cost reduction activity for the nine months ended September 30, 2013 is described in the following table:

		Expense	Incurred for			Remaining
	Balance as of	Allocation from	Registrant			Balance as of
Company	December 31, 2012	AEPSC	Subsidiaries	Settled	Adjustments	September 30, 2013
	(in thousands)
APCo	$1,321	$1,017	$-	$(1,575)	$(730)	$33
I&M	1,357	736	-	(1,681)	(373)	39
OPCo	3,450	1,354	6,114	(8,837)	(1,630)	451
PSO	652	325	-	(483)	(471)	23
SWEPCo	627	622	-	(1,620)	405	34

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

EXECUTIVE OVERVIEW

Customer Demand

In comparison to 2012, weather-normalized retail sales across the AEP System were down 1.5% and 1.9% for the three and nine months ended September 30, 2013, respectively.  Industrial sales across the AEP System declined 3.9% and 5.1%, respectively, partially due to lower production levels at Ormet, a large aluminum company.

Repositioning Efforts

In April 2012, management initiated a process to identify strategic repositioning opportunities and efficiencies that will result in sustainable cost savings.  This process has included evaluations of employee and retiree benefit programs as well as evaluations of the functional effectiveness and staffing levels of the AEP System’s finance and accounting, information technology, generation and supply chain and procurement organizations.  While certain aspects of this program have been completed, ongoing review of repositioning opportunities continues to yield cost savings for many of the Registrant Subsidiaries, allowing management to direct many of these savings into growth areas of the AEP System.

ENVIRONMENTAL ISSUES

The Registrant Subsidiaries are implementing a substantial capital investment program and incurring additional operational costs to comply with environmental control requirements.  The Registrant Subsidiaries will need to make additional investments and operational changes in response to existing and anticipated requirements such as CAA requirements to reduce emissions of SO2, NOx, PM and hazardous air pollutants (HAPs) from fossil fuel-fired power plants, proposals governing the beneficial use and disposal of coal combustion products and proposed clean water rules.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2013, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the coal-fired generating facilities.  For the Registrant Subsidiaries, management’s current ranges of estimates of environmental investments to comply with these proposed requirements are listed below:

	2013 Through 2020
	Estimated Environmental Investment
Company	Low	High
	(in millions)
APCo	$330	$380
I&M	440	500
OPCo	800	900
PSO	320	360
SWEPCo	1,060	1,220

For APCo, the projected environmental investment above includes the conversion of 470 MWs of coal generation to natural gas capacity.  If natural gas conversion is not completed, the units could be closed sooner than planned.

The preceding discussion of environmental investments and plans for future years reflects the ownership of plants as of September 30, 2013.  The AEP East Companies have filed with the FERC to terminate the Interconnection Agreement and for OPCo to transfer facilities to APCo, KPCo and AEPGenCo.  Management expects the transfers will be effective December 31, 2013.

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

Subject to the factors listed above and based upon continuing evaluation, management intends to retire the following plants or units of plants before or during 2016:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
APCo	Clinch River Plant, Unit 3	235
APCo	Glen Lyn Plant	335
APCo	Kanawha River Plant	400
APCo/OPCo	Philip Sporn Plant, Units 1-4	600
I&M	Tanners Creek Plant, Units 1-4	995
OPCo	Kammer Plant	630
OPCo	Muskingum River Plant, Units 1-5	1,440
OPCo	Picway Plant	100
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528

As of September 30, 2013, the net book value of all of OPCo’s units above was zero and the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the other plants in the table above was $752 million.

In the second quarter of 2013, management re-evaluated potential courses of action with respect to the planned operation of Muskingum River Plant, Unit 5 and concluded that completion of a refueling project which would extend the unit’s useful life is remote.  As a result, in the second quarter of 2013, management completed an impairment analysis and recorded a $154 million pretax ($99 million, net of tax) impairment charge for OPCo’s net book value of Muskingum River Plant, Unit 5.  Management expects to retire the plant no later than 2015.  See “Muskingum River Plant, Unit 5” section of Note 5.

In addition, management is in the process of obtaining permits and other necessary regulatory approvals for either the conversion of some coal units to natural gas or installing emission control equipment on certain units.  The following table lists the plants or units that are either awaiting regulatory approval or are still being evaluated by management based on changes in emission requirements and demand for power:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
APCo	Clinch River Plant, Units 1-2	470
I&M/AEGCo/KPCo	Rockport Plant, Units 1-2	2,620
PSO	Northeastern Station, Unit 3	460
SWEPCo	Welsh Plant, Units 1& 3	1,056

As of September 30, 2013, the net book values before cost of removal, including related materials and supplies inventory and CWIP balances, of the plants in the table above were $1.3 billion.

Volatility in natural gas prices, pending environmental rules and other market factors could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of coal-fired units.  For regulated plants that may close early, management is seeking regulatory recovery of remaining net book values.  To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows.

Modification of the NSR Litigation Consent Decree

In 2007, the U.S. District Court for the Southern District of Ohio approved a consent decree between the AEP subsidiaries in the eastern area of the AEP System and the Department of Justice, the Federal EPA, eight northeastern states and other interested parties to settle claims that the AEP subsidiaries violated the NSR provisions of the CAA when it undertook various equipment repair and replacement projects over a period of nearly 20 years.  The consent decree’s terms include installation of environmental control equipment on certain generating units, a declining cap on SO2 and NOx emissions from the AEP System and various mitigation projects.

The original consent decree required certain types of control equipment to be installed at Muskingum River Plant, Unit 5, Big Sandy Plant, Unit 2 and the two units of the Rockport Plant in 2015, 2017 and 2019, respectively.  In January 2013, an agreement to modify the consent decree was reached and filed with the court.  The terms of the agreement include more options for the affected units (including alternative control technologies, re-fueling and/or retirement), more stringent SO2 emission caps for the AEP System and additional mitigation measures.  The Federal EPA sought public comments on the modification prior to its entry by the court in May 2013.  For the units of the Rockport Plant, the modified decree requires installation of dry sorbent injection technology for SO2 control on both units in 2015 and imposes a declining plant-wide cap on SO2 emissions beginning in 2016.

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

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.  Several of the petitioners filed motions to stay the implementation of the rule pending judicial review.  In December 2011, the court granted the motions for stay.  In August 2012, the panel issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the Clean Air Interstate Rule until a replacement rule is finalized.  The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP.  The Federal EPA and other respondents filed petitions for rehearing but in January 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied all petitions for rehearing.  The petition for further review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013.  Separate appeals of the supplemental rule, the Error Corrections Rule and the further revisions have been filed, but are being held in abeyance.

The time frames and stringency of the required emission reductions, coupled with the lack of robust interstate trading and the elimination of historic allowance banks, pose significant concerns for the AEP System and its electric utility customers.   Management cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In February 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants.  The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of nonmercury metal) and hydrogen chloride (as a surrogate for acid gases) for units burning coal, on a site-wide 30-day rolling average basis.  In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years.  The AEP System is participating through various organizations in the petitions for administrative reconsideration and judicial review that have been filed.  In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards.  Revisions to the new source standards consistent with the proposed rule, except for the start-up and shut down provisions, were issued by the Federal EPA in March 2013.  The Federal EPA has reopened the public comment period to consider additional changes to the start-up and shut down provisions.

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

Regional Haze – Affecting PSO

In 2011, the Federal EPA proposed to approve in part and disapprove in part the regional haze SIP submitted by the State of Oklahoma through the Department of Environmental Quality.  The Federal EPA proposed to approve all of the NOx control measures in the SIP and disapprove the SO2 control measures for six electric generating units, including two units owned by PSO.  The Federal EPA proposed a FIP that would require these units to install technology capable of reducing SO2 emissions to 0.06 pounds per million British thermal units within three years of the effective date of the FIP.  The Federal EPA finalized the FIP in December 2011 that mirrored the proposed rule but established a five-year compliance schedule.  PSO filed a petition for review of the FIP in the Tenth Circuit Court of Appeals and engaged in settlement discussions with the Federal EPA, the State of Oklahoma and other parties.  In November 2012, PSO notified the court that the parties had reached agreement on a settlement that would provide for submission of a revised Regional Haze SIP requiring the retirement of one coal-fired unit of PSO’s Northeastern Station no later than 2016, installation of emission controls on the second coal-fired Northeastern unit in 2016 and retirement of the second unit no later than 2026.  The Tenth Circuit Court of Appeals is holding the appeal in abeyance pending implementation of the settlement.  A revised regional haze SIP has been adopted by the State of Oklahoma.  The Federal EPA proposed approval of the revised SIP.

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

In June 2013, President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units in September 2013.  The new proposal was issued in September 2013 and requires new large natural gas units to meet 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet 1,100 pounds of CO2 per MWh.  New coal-fired units are required to meet the 1,100 pounds of CO2 per MWh with the option to meet the tighter limits if they choose to average emissions over multiple years.  The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from existing, modified and reconstructed electric generating units before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016.  The President directed the Federal EPA, in developing this proposal, to directly engage states, leaders in the power sector, labor leaders and other stakeholders, to tailor the regulations to reduce costs, to develop market-based instruments and allow regulatory flexibilities and “assure that the standards are developed and implemented in a manner consistent with the continued provision of reliable and affordable electric power.”  Management cannot currently predict the impact these programs may have on future resource plans or the existing generating fleet, but the costs may be substantial.

In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs.  A petition for rehearing was filed which the court denied in December 2012.  The U.S. Supreme Court granted several petitions for review and will determine whether the Federal EPA made a reasonable determination that adoption of the motor vehicle standards trigger PSD and Title V permitting obligations for stationary sources.  A decision is expected by June 2014.

The Federal EPA also finalized a rule in June 2012 that retains the current CO2 emission thresholds for permitting stationary sources under the PSD and Title V operating permit programs at 100,000 tons per year for new sources and 75,000 tons per year for modified sources.  The Federal EPA also confirmed that it will re-evaluate these thresholds during its five-year review in 2016.  The AEP System’s generating units are large sources of CO2 emissions and management will continue to evaluate the permitting obligations in light of these thresholds.

Coal Combustion Residual Rule

In 2010, the Federal EPA published a proposed rule to regulate the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule contains two alternative proposals.  One proposal would impose federal hazardous waste disposal and management standards on these materials and another would allow states to retain primary authority to regulate the beneficial re-use and disposal of these materials under state solid waste management standards, including minimum federal standards for disposal and management.  Both proposals would impose stringent requirements for the construction of new coal ash landfills and would require existing unlined surface impoundments to upgrade to the new standards or stop receiving coal ash and initiate closure within five years of the issuance of a final rule.  In 2011, the Federal EPA issued a notice of data availability requesting comments on a number of technical reports and other data received during the comment period for the original proposal and requesting comments on potential modeling analyses to update its risk assessment.  The Federal EPA has also announced its intention to complete a risk assessment of various beneficial uses of coal ash. Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule.  The Federal EPA opposed the petition and is seeking additional time to coordinate the issuance of a final rule with the issuance of new effluent limitations under the Clean Water Act for utility facilities.  In October 2013, the U.S. District Court for the District of Columbia issued an order stating that it intended to partially rule in favor of the Federal EPA for dismissal of two counts and rule in favor of the environmental organizations on one count.  However, the court also stated that a Memorandum Opinion and Final Order would be forthcoming and until issued management is unable to predict the impact of the court’s ruling.

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

Clean Water Act Regulations

In 2011, the Federal EPA issued a proposed rule setting forth standards for existing power plants that will reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress.  The proposed standards affect all plants withdrawing more than two million gallons of cooling water per day and establish specific intake design and intake velocity standards meant to allow fish to avoid or escape impingement.  Compliance with this standard is required within eight years of the effective date of the final rule.  The proposed standard for entrainment for existing facilities requires a site-specific evaluation of the available measures for reducing entrainment.  The proposed entrainment standard for new units at existing facilities requires either intake flows commensurate with closed cycle cooling or achieving entrainment reductions equivalent to 90% or greater of the reductions that could be achieved with closed cycle cooling.  Plants withdrawing more than 125 million gallons of cooling water per day must submit a detailed technology study to be reviewed by the state permitting authority.  Management is evaluating the proposal and engaged in the collection of additional information regarding the feasibility of implementing this proposal at the AEP System’s facilities.  In June 2012, the Federal EPA issued additional Notices of Data Availability and requested public comments.  Management submitted comments in July 2012.  Issuance of a final rule is not expected until November 2013.  Management is preparing to begin activities to implement the rule following its issuance and an analysis of the final requirements.

In addition, the Federal EPA issued an information collection request and is developing revised effluent limitation guidelines for electricity generating facilities.  A proposed rule was signed in April 2013 with a final rule expected in 2014.  The Federal EPA proposed eight options of increasing stringency and cost for fly ash and bottom ash transport water, scrubber wastewater, leachate from coal combustion byproduct landfills and impoundments and other wastewaters associated with coal-fired generating units, with four labeled preferred options.  Certain of the Federal EPA's preferred options have already been implemented or are part of the AEP System’s long-term plans.  Management will review the proposal in detail to evaluate whether the plants are currently meeting the proposed limitations, what technologies have been incorporated into the long-range plans and what additional costs might be incurred if the Federal EPA's most stringent options were adopted.  Management submitted detailed comments to the Federal EPA in September 2013 and participated in comments filed by various organizations of which the AEP System companies are members.

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

Certain groups have filed lawsuits alleging that emissions of CO2 are a “public nuisance” and seeking injunctive relief and/or damages from small groups of coal-fired electricity generators, petroleum refiners and marketers, coal companies and others.  The Registrant Subsidiaries are no longer a party to any such cases.  See Note 4.

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

FINANCIAL CONDITION

BUDGETED CONSTRUCTION EXPENDITURES

The 2013 updated estimated construction expenditures by Registrant Subsidiary include generation, transmission and distribution related investments, as well as expenditures for compliance with environmental regulations as follows:

	2013 Budgeted Construction Expenditures
Company	Environmental	Generation	Transmission	Distribution	Other	Total
	(in millions)
APCo	$47	$76	$80	$144	$16	$363
I&M	27	284	52	86	14	463
OPCo	151	89	132	222	33	627
PSO	58	39	56	140	11	304
SWEPCo	120	65	102	98	11	396

For 2014 and 2015, management forecasts annual construction expenditures for the AEP System of $3.8 billion each year.  The budgeted amounts exclude equity AFUDC and capitalized interest.  The projected increases are generally the result of required environmental investment to comply with Federal EPA rules and additional transmission spending.  Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather, legal reviews and the ability to access capital.  These construction expenditures will be funded through cash flows from operations and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged.

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

Item 4.  Controls and Procedures

During the third quarter of 2013, management, including the principal executive officer and principal financial officer of each of AEP, APCo, I&M, OPCo, PSO and SWEPCo (collectively, the Registrants), evaluated the Registrants’ disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2013, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

GENERAL RISKS OF OUR REGULATED OPERATIONS

We may not fully recover all of the investment in and expenses related to the Turk Plant – Affecting AEP and SWEPCo

In December 2012, SWEPCo placed the Turk Plant in Arkansas into commercial operation.  SWEPCo holds a 73% ownership interest in the 600 MW coal-fired generating facility.  SWEPCo had originally intended that the Arkansas jurisdictional share of the Turk Plant (approximately 20%) would become part of the rate base for its retail customers in Arkansas.  Following a proceeding at the Arkansas Supreme Court, the APSC issued an order which reversed and set aside a previously granted Certificate of Environmental Compatibility and Public Need.  The Arkansas portion of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market.  SWEPCo has included a request to recover a portion of the costs of the Turk Plant in its base rate case filed in Texas.  In addition, in February 2013, the LPSC granted recovery for a portion of the Turk Plant costs in a formula rate filing, subject to refund based on the staff review of the cost of service and prudence review of the Turk Plant.  If SWEPCo cannot recover all of its investment and expenses related to the Turk Plant either through retail rates or sales into the wholesale market, it could reduce future net income and cash flows and impact financial condition.

Approved recovery related to extending the useful life of the Cook Plant may be overturned on appeal. – Affecting AEP and I&M

In April and May 2012, I&M filed petitions with the IURC and the MPSC, respectively, for approval of the Cook Plant Life Cycle Management Project (LCM Project), which consists of a group of capital projects for Cook Plant, Units 1 and 2 intended to ensure the safe and reliable operation of the plant through its extended licensed life (2034 for Unit 1 and 2037 for Unit 2).  The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of September 30, 2013, I&M has incurred $285 million related to the LCM Project, including AFUDC.  In January 2013, the MPSC approved a Certificate of Need (CON) for the LCM Project.  In February 2013, intervenors filed appeals with the Michigan Court of Appeals objecting to the issuance of the CON as well as the amount of the CON related to the LCM Project.  If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition.

Request for rate recovery in Texas may not be approved in its entirety. – Affecting AEP and SWEPCo

In July 2012, SWEPCo filed a request with the PUCT for an annual increase in Texas base rates.  A portion of the increase seeks recovery for costs associated with the construction and operation of the Texas jurisdictional share (approximately 33%) of the Turk Plant.  In October 2013, the PUCT issued an order that granted part of the requested rate recovery.  The order excluded, until SWEPCo files and obtains approval for a Transmission Cost Recovery Rider, the Turk Plant transmission line investment that was not in service at the end of the test year.  Additionally, the PUCT determined that it would defer consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2.  As of September 30, 2013, the net book value of Welsh Plant, Unit 2 was $94 million, before cost of removal, including materials and supplies inventory and CWIP.  SWEPCo intends to file a motion for rehearing with the PUCT in late October 2013.

If SWEPCo cannot ultimately recover its Texas jurisdictional share of the investment and expenses related to the Turk Plant, transmission lines or Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

Request for rate recovery in Indiana may be overturned on appeal. – Affecting AEP and I&M

In February 2013, the IURC issued an order granting an annual increase in base rates.  In March 2013, the Indiana Office of Utility Consumer Counselor (OUCC) filed an appeal of the order with the Indiana Court of Appeals.  In September 2013, the OUCC filed a brief on appeal that included objections to certain aspects of the rate case.  If the order is overturned by the Indiana Court of Appeals, it could reduce future net income and cash flows.

Request for rate recovery in Kentucky may not be approved in its entirety. – Affecting AEP

In June 2013, KPCo filed a request with the KPSC for annual increases in Kentucky base rates.  If the KPSC denies all or part of the requested rate recovery, it could reduce future net income and cash flows and impact financial condition.

RISKS RELATING TO STATE RESTRUCTURING

We are unable to fully predict the effects of the inter-company transfer of OPCo’s generation assets and terminating the Interconnection Agreement, – Affecting AEP, APCo, I&M and OPCo

In October 2012, we submitted several filings with the FERC seeking approval to fully separate OPCo’s generating assets from its distribution and transmission operations.  The filings requested approval to transfer approximately 9,200 MW of OPCo-owned generation assets to a new competitive, unregulated generation affiliate.  We also requested approval from the FERC and, as applicable, the KPSC, the Virginia SCC and the WVPSC to transfer 1,647 MW of OPCo-owned generation assets to APCo and 780 MW of OPCo-owned generation assets to KPCo.  These transfers are proposed to be effective December 31, 2013.  The transfer of generation units co-owned by third parties will require the consent and cooperation of those third parties.  In April 2013, the FERC issued orders approving the transfer of OPCo’s generation assets to AEPGenCo, the Amos Plant and Mitchell Plant asset transfers to APCo and KPCo and the merger of APCo and WPCo.  In May 2013, the IEU petitioned the FERC for rehearing of its order granting OPCo authority to implement corporate separation by transferring its generation assets to AEPGenCo.  OPCo has contested the petition for rehearing, which remains pending before the FERC.

Additionally, we asked for FERC approval to terminate the existing Interconnection Agreement and to authorize a new Power Coordination Agreement among APCo, I&M and KPCo.  Significant gaps could emerge if the Interconnection Agreement is terminated without approval of the generation asset transfers and/or the new Power Coordination Agreement.  Surplus members would no longer automatically sell to deficit members, and they may not be able to otherwise sell that surplus in amounts or at rates equal to what they obtained under the Interconnection Agreement.  Conversely, deficit members would no longer automatically purchase from surplus members, and they may not be able to otherwise purchase in amounts or at rates equal to what they obtained under the Interconnection Agreement.  The possible loss of these sales by the surplus members and the potential increase in costs for the deficit members could reduce future net income and cash flows.  In addition, we can give no assurance that the FERC or other state commissions will not impose material adverse terms as a condition to approving these arrangements and asset transfers.  Further, third party co-owners may not consent to the transfers where applicable.

In October 2013, the AEP East Companies submitted additional filings with the FERC updating the October 2012 filings to reflect changes necessitated by recent orders from the Virginia SCC and the KPSC related to the proposed asset transfers and to position the company for the final stages of corporate separation.

Customers are choosing alternative electric generation service providers, as allowed by Ohio law and regulation. – Affecting AEP and OPCo

Under current Ohio law, electric generation is sold in a competitive market in Ohio and native load customers in Ohio have the ability to switch to alternative suppliers for their electric generation service.  CRES providers are targeting retail customers by offering alternative generation service.  As customer switching in Ohio continues, it could reduce future net income and cash flows and impact financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Mine Safety Disclosures

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations.  The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters.  SWEPCo, through its ownership of DHLC, and OPCo, through its use of the Conner Run fly ash impoundment, are subject to the provisions of the Mine Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 contains the notices of violation and proposed assessments received by DHLC and Conner Run under the Mine Act for the quarter ended September 30, 2013.

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

Date:  October 25, 2013