Form 10-Q
period 2014-06-30
AMERICAN ELECTRIC POWER CO INC; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; INDIANA MICHIGAN POWER CO; APPALACHIAN POWER CO
filed 2014-07-25
CIK 4904, 92487, 81027, 73986, 50172, 6879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014
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

Number of shares of common stock outstanding of the registrants as of
July 24, 2014

American Electric Power Company, Inc.	488,670,382
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2014

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	38
Index of Condensed Notes to Condensed Consolidated Financial Statements	44

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	98
Condensed Consolidated Financial Statements	103
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	109

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	111
Condensed Consolidated Financial Statements	116
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	122

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	124
Condensed Consolidated Financial Statements	131
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	137

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	139
Condensed Financial Statements	143
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	149

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	151
Condensed Consolidated Financial Statements	157
Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	163

Index of Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries	164

Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries	243

Controls and Procedures	250

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	250
Item 1A.	Risk Factors	251
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	252
Item 4.	Mine Safety Disclosures	252
Item 5.	Other Information	253
Item 6.	Exhibits:	253
	Exhibit 10
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		254

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

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP or Parent	American Electric Power Company, Inc., an electric utility holding company.
AEP Consolidated	AEP and its majority owned consolidated subsidiaries and consolidated affiliates.
AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KPCo and OPCo.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an integrated electric utility system, owned and operated by AEP’s electric utility subsidiaries.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a subsidiary of AEP Transmission Holdco and an intermediate holding company that owns seven wholly-owned transmission companies.
AGR	AEP Generation Resources Inc., a nonregulated AEP subsidiary in the Generation & Marketing segment.
AFUDC	Allowance for Funds Used During Construction.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
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

DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Charge.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.

i

Term	Meaning

ETT	Electric Transmission Texas, LLC, an equity interest joint venture between AEP and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FAC	Fuel Adjustment Clause.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
FTR
Financial Transmission Right, a financial instrument that entitles the holder to receive compensation for certain congestion-related transmission charges that arise when the power grid is congested resulting in differences in locational prices.

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IEU	Industrial Energy Users-Ohio.
IGCC	Integrated Gasification Combined Cycle, technology that turns coal into a cleaner-burning gas.
Interconnection Agreement	An agreement by and among APCo, I&M, KPCo and OPCo, which defined the sharing of costs and benefits associated with their respective generation plants. This agreement was terminated January 1, 2014.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatthour.
LPSC	Louisiana Public Service Commission.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatthour.
NOx	Nitrogen oxide.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
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

OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
PIRR	Phase-In Recovery Rider.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
POLR	Provider of Last Resort revenues.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.

Term	Meaning

Registrant Subsidiaries	AEP subsidiaries which are SEC registrants; APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

RPM	Reliability Pricing Model.
RSR	Retail Stability Rider.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated variable interest entity for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.
SIA	System Integration Agreement, effective June 15, 2000, as amended, provides contractual basis for coordinated planning, operation and maintenance of the power supply sources of the combined AEP.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
Stall Unit	J. Lamar Stall Unit at Arsenal Hill Plant, a 534 MW natural gas unit owned by SWEPCo.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC	AEP Texas Central Company, an AEP electric utility subsidiary.
Texas Restructuring Legislation	Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNC	AEP Texas North Company, an AEP electric utility subsidiary.
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

•	Resolution of litigation.
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity and other energy-related commodities.
•	Prices and demand for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing, alternative or distributed sources of generation.
•	Our ability to recover through rates or market prices any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.

•	Volatility and changes in markets for capacity and electricity, coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including ERCOT, PJM and SPP.
•	The transition to market for generation in Ohio, including the implementation of ESPs.
•	Our ability to successfully and profitably manage our separate competitive generation assets.
•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of our debt.
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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

In comparison to 2013, heating degree days for the six months ended June 30, 2014 were up 32% in our western region and 20% in our eastern region. Our weather-normalized retail sales volumes for the second quarter of 2014 decreased by 0.5% from their levels for the second quarter of 2013 and increased by 0.6% for the first six months of 2014 from their levels for the first six months of 2013. In comparison to 2013, our industrial sales volume decreased 0.5% and 1.6% for the three and six months ended June 30, 2014, respectively, due mainly to the closure of Ormet, a large aluminum company. Excluding Ormet, our six months ended June 30, 2014 industrial sales volumes increased 3.4% over the six months ended June 30, 2013. Following Ormet's closure in October 2013, the loss of Ormet's load will not have a material impact on future gross margin because power previously sold to Ormet will be available for sale into generally higher priced wholesale markets.

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

Ohio Electric Security Plan Filings

2009 - 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. As of June 30, 2014, OPCo’s net deferred fuel balance was $411 million, excluding unrecognized equity carrying costs. Decisions from the Supreme Court of Ohio are pending related to various appeals which, if ordered, could reduce OPCo’s net deferred fuel costs balance up to the full amount.

June 2012 - May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015. This ruling was generally upheld in PUCO rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day. The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. As of June 30, 2014, OPCo’s incurred deferred capacity costs balance was $396 million, including debt carrying costs.

In November 2013, the PUCO issued an order approving OPCo’s competitive bid process with modifications. The modifications include the delay of the energy auctions that were originally ordered in the ESP order. In February 2014, OPCo conducted an energy-only auction for 10% of the SSO load with delivery beginning April 2014 through May 2015. In May 2014, OPCo conducted an additional energy-only auction for 25% of the SSO load with delivery beginning November 2014 through May 2015. The PUCO also ordered OPCo to conduct energy-only auctions for an additional 25% of the SSO load with delivery beginning November 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015. OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit. In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In May 2014, an independent auditor was selected by the PUCO and an audit of the recovery of the fixed fuel costs began in June 2014. A final audit report is expected in the third quarter of 2014.

Proposed June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that includes proposed rate adjustments and the continuation and modification of certain existing riders effective June 2015 through May 2018. This filing is consistent with the PUCO’s objective for a full transition from FAC and base generation rates to competitively procured SSO supply. The proposal includes a recommended auction schedule, a return on common equity of 10.65% on capital costs for certain riders and estimates an average decrease in rates of 9% over the three-year term of the plan for customers who receive their RPM and energy auction-based generation through OPCo. The proposal also includes a purchased power agreement rider (PPA) that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. Additionally, in July 2014, OPCo submitted a separate application to continue the RSR established in the June 2012 - May 2015 ESP to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh until the balance of the capacity deferrals has been collected. In May 2014, intervenors and the PUCO staff filed testimony that provided various recommendations including the rejection and/or modification of various riders, including the Distribution Investment Rider and the proposed PPA. Hearings at the PUCO in the ESP case were held in June 2014.

If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, its deferred fuel balance and its deferred capacity cost, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

2012 Texas Base Rate Case

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap.  As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances.  The resulting annual base rate increase is approximately $52 million.  In May 2014, intervenors filed appeals of the order with the Texas District Court.  In June 2014, SWEPCo intervened in those appeals and filed initial responses.  If any part of the PUCT order is overturned it could reduce future net income and cash flows and impact financial condition.  See the “2012 Texas Base Rate Case” section of Note 4.

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

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $7 million of revenues in 2014 and increases to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, to be effective November 2014. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. A hearing at the OCC was held in July 2014. If the OCC were to disallow any portion of this settlement agreement, it could reduce future net income and cash flows and impact financial condition. See the “2014 Oklahoma Base Rate Case” section of Note 4.

2014 Virginia Biennial Base Rate Case

In March 2014, APCo filed a biennial generation and distribution base rate case with the Virginia SCC. In accordance with a Virginia statute, APCo did not request an increase in base rates as its Virginia retail combined rate of return on common equity for 2012 and 2013 is within the statutory range of the approved return on common equity of 10.9%. The filing included a request to decrease generation depreciation rates, effective February 2015, primarily due to the change in the expected service life of certain plants. Additionally, the filing included a request to amortize $7 million annually for two years, beginning February 2015, related to IGCC and other deferred costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 Virginia Biennial Base Rate Case” section of Note 4.

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $181 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates and requested amortization of $89 million over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $45 million annually to recover total vegetation management costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 West Virginia Base Rate Case” section of Note 4.

PJM Capacity Market

AGR is required to offer all of its available generation capacity in the PJM RPM auction, which is conducted three years in advance of the actual delivery year. Therefore, the majority of AGR generation assets are subject to PJM capacity prices for periods after May 2015. Through May 2015, AGR will provide generation capacity to OPCo for both switched and non-switched OPCo generation customers. For switched customers, OPCo pays AGR $188.88/MW day for capacity. For non-switched OPCo generation customers, OPCo pays AGR its blended tariff rate for capacity consisting of $188.88/MW day for auctioned load and the non-fuel generation portion of its base rate for non-auctioned load. AGR’s excess capacity is subject to the PJM RPM auction. Shown below are the current auction prices for capacity, as announced/settled by PJM:

PJM Base
PJM Auction Period	Auction Price
(per MW day)
June 2013 through May 2014	$27.73
June 2014 through May 2015	125.99
June 2015 through May 2016	136.00
June 2016 through May 2017	59.37
June 2017 through May 2018	120.00

We expect a significant decline in AGR capacity revenues after May 2015 when the Power Supply Agreement between AGR and OPCo ends. Additionally, we expect a decline in AGR capacity revenues from June 2016 through May 2017 based upon the decrease in the PJM base auction price.

In 2013, AEP formed a coalition with other utility companies to address mutual concerns related to the PJM capacity auction process. The advocacy work included: (a) assuring that capacity imports had firm transmission and could be dispatched by PJM as well as establishing more limiting criteria, (b) placing limits on the number of MWs of summer-only demand response to assure more year-round reliability, (c) modification and enforcement of the dispatch of demand response to better reflect real-time capacity requirements and (d) tightening of rules for incremental auctions in which speculative bidders sell resources in the base auction and buy back that capacity in an incremental auction, resulting in no additional capacity and artificially suppressing market prices.

PJM made four FERC filings related to these four issues beginning in the fall of 2013. FERC accepted the majority of the PJM recommendations in the first three filings. However, FERC rejected the fourth filing on incremental auctions, but set the docket for a technical conference for further discussion.

SPP Integrated Power Market

In March 2014, SPP changed from an energy imbalance service market to a fully integrated power market. In the past, PSO and SWEPCo would satisfy their load requirements with their own generation resources or through the Operating Agreement. In the new integrated power market, PSO and SWEPCo operate as standalone entities by offering their respective generation into the SPP power market, which then economically dispatches the resources. This change further enables retail customers to obtain low cost power through either internal generation or power purchases from the SPP market. The new integrated power market now operates in a similar manner as the PJM power market for the AEP East Companies. No significant impact on results of operations is expected due to this change.

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC. Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC. As of June 30, 2014, SWEPCo has incurred $72 million in costs related to these projects. SWEPCo will seek to recover these project costs from customers through filings at the state commissions and FERC. These environmental projects could be impacted by pending carbon emission regulations.  See "CO2 Regulation"  section of “Environmental Issues” below.  As of June 30, 2014, the net book value of Welsh Plant, Units 1 and 3 was $297 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its licensed life (2034 for Unit 1 and 2037 for Unit 2). The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC. As of June 30, 2014, I&M has incurred costs of $439 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items which the IURC stated I&M could seek recovery of in a subsequent base rate case. I&M will recover approved costs through an LCM rider which will be determined in semi-annual proceedings. The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in rates. In December 2013, the IURC issued an interim order authorizing the implementation of LCM rider rates effective January 2014, subject to reconciliation upon the issuance of a final order by the IURC. In May 2014, the IURC issued a final order approving the LCM rider rates that were implemented in January 2014.

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

LITIGATION

In the ordinary course of business, we are involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, we cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. We assess the probability of loss for each contingency and accrue a liability for cases that have a probable likelihood of loss if the loss can be estimated. For details on our regulatory proceedings and pending litigation see Note 4 - Rate Matters, Note 6 - Commitments, Guarantees and Contingencies and the “Litigation” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report. Additionally, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies included herein. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System. We continue to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of June 30, 2014, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired. We continue to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on our generating facilities. Based upon our estimates, investment to meet these requirements ranges from approximately $3 billion to $3.5 billion through 2020. Several proposed regulations issued during 2014, including CO2 and Clean Water Act, are currently under review and we cannot currently predict the impact these programs may have on future resource plans or our existing generating fleet; however, the costs may be substantial. These amounts include investments to convert some of our coal generation to natural gas. If natural gas conversion is not completed, the units could be retired sooner than planned.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules. The cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on our units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors. In addition, we are continuing to evaluate the economic feasibility of environmental investments on nonregulated plants.

Subject to the factors listed above and based upon our continuing evaluation, we intend to retire the following plants or units of plants before or during 2016:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
AGR	Kammer Plant	630
AGR	Muskingum River Plant	1,440
AGR	Picway Plant	100
APCo	Clinch River Plant, Unit 3	235
APCo	Glen Lyn Plant	335
APCo	Kanawha River Plant	400
APCo/AGR	Sporn Plant	600
I&M	Tanners Creek Plant	995
KPCo	Big Sandy Plant, Unit 2	800
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528
Total		6,533

As of June 30, 2014, the net book value of the AGR units listed above was zero. The net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the regulated plants in the table above was $985 million.

In addition, we are in the process of obtaining permits and other necessary regulatory approvals for the conversion of KPCo's 278 MW Big Sandy Plant, Unit 1 to natural gas.  As of June 30, 2014, the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of Big Sandy Plant, Unit 1 was $99 million.

PSO received Federal EPA approval of the Oklahoma SIP, in February 2014, related to the environmental compliance plan for Northeastern Station, Unit 3.

Volatility in fuel prices, pending environmental rules and other market factors could also have an adverse impact on the accounting evaluation of the recoverability of the net book values of coal-fired units. For regulated plants that we may close early, we are seeking regulatory recovery of remaining net book values. To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Federal EPA issued the Clean Air Interstate Rule (CAIR) in 2005 requiring specific reductions in SO2 and NOx emissions from power plants. The Federal EPA issued the Cross-State Air Pollution Rule (CSAPR) in August 2011 to replace CAIR. The CSAPR was challenged in the courts. The U.S. Court of Appeals for the District of Columbia Circuit issued an order in 2011 staying the effective date of the rule pending judicial review. In 2012, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized. That decision was appealed to the U.S. Supreme Court, which reversed the decision in part and remanded the case to the U.S. Court of Appeals for the District of Columbia Circuit. Nearly all of the states in which our power plants are located are covered by CAIR. See "Cross-State Air Pollution Rule (CSAPR)" section below.

The Federal EPA issued the final maximum achievable control technology (MACT) standards for coal and oil-fired power plants in 2012. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” section below.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas. BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants. CAVR will be implemented through individual SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs. The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas. The Arkansas SIP was disapproved and the state is developing a revised submittal. In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states. This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2009, the Federal EPA issued a final mandatory reporting rule for CO2 and other greenhouse gases covering a broad range of facilities emitting in excess of 25,000 tons of CO2 emissions per year. The Federal EPA issued a final endangerment finding for greenhouse gas emissions from new motor vehicles in 2009. The Federal EPA determined that greenhouse gas emissions from stationary sources will be subject to regulation under the CAA beginning January 2011 and finalized its proposed scheme to streamline and phase-in regulation of stationary source CO2 emissions through the NSR prevention of significant deterioration and Title V operating permit programs through the issuance of final federal rules, SIP calls and FIPs. The Federal EPA has proposed to include CO2 emissions in standards that apply to new electric utility units and will consider whether such standards are appropriate for other source categories in the future. See "CO2 Regulation" section below.

The Federal EPA has also issued new, more stringent national ambient air quality standards (NAAQS) for PM, SO2 and is currently reviewing the NAAQS for ozone. States are in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the new NAAQS and may develop additional requirements for our facilities as a result of those evaluations. We cannot currently predict the nature, stringency or timing of those requirements.

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

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. Several of the petitioners filed motions to stay the implementation of the rule pending judicial review. In 2011, the court granted the motions for stay. In 2012, the court issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the CAIR until a replacement rule is finalized. The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP. The Federal EPA and other respondents filed petitions for rehearing but in January 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied all petitions for rehearing. The petition for further review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013. In April 2014, the U.S. Supreme Court issued a decision reversing in part the decision of the U.S. Court of Appeals for the District of Columbia Circuit and remanding the case for further proceedings consistent with the opinion. The parties have filed motions to govern further proceedings. The Federal EPA has filed a motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. Until the court acts on this motion, CAIR will remain in effect. Separate appeals of the Error Corrections Rule and the further revisions have been filed but no briefing schedules have been established. We cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants. The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of several nonmercury metals) and hydrogen chloride (as a surrogate for acid gases) for units burning coal on a site-wide 30-day rolling average basis. In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans. The effective date of the final rule was April 16, 2012 and compliance is required within three years. Petitions for administrative reconsideration and judicial review were filed. In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards. The Federal EPA issued revisions to the new source standards consistent with the proposed rule, except the start-up and shut down provisions in March 2013. The Federal EPA is still considering additional changes to the start-up and shut down provisions. In April 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied all of the petitions for review of the April 2012 final rule.

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and allows operators to exclude periods of startup and shutdown from the emissions averaging periods. The compliance time frame remains a serious concern. We have obtained a one-year administrative extension at several units to facilitate the installation of controls or to avoid a serious reliability problem. In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades. We remain concerned about the availability of compliance extensions, the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines and the lack of coordination among the Mercury and Air Toxics Standards schedule and other environmental requirements.

CO2 Regulation

President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units. The new proposal was issued in September 2013 and requires new large natural gas units to meet 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet 1,100 pounds of CO2 per MWh. New coal-fired units are required to meet the 1,100 pounds of CO2 per MWh limit, with the option to meet the tighter limits if they choose to average emissions over multiple years. The proposal was published in the Federal Register in January 2014.

The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from modified and reconstructed electric generating units (EGUs) and to issue guidelines for existing EGUs before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016. The President directed the Federal EPA, in developing this proposal, to directly engage states, leaders in the power sector, labor leaders and other stakeholders, to tailor the regulations to reduce costs, to develop market-based instruments and allow regulatory flexibilities and “assure that the standards are developed and implemented in a manner consistent with the continued provision of reliable and affordable electric power.” The Federal EPA issued proposed guidelines establishing state goals for CO2 emissions from existing EGUs and proposed regulations governing emissions of CO2 from modified and reconstructed EGUs in June 2014 and comments are due in October 2014. The guidelines use a “portfolio” approach to reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable resources and increasing customer energy efficiency. The standards for modified and reconstructed units include several options, including use of historic baselines or energy efficiency audits to establish source-specific CO2 emission rates or to limit CO2 emissions to no more than 1,900 pounds per MWh at larger coal units and 2,100 pounds per MWh at smaller coal units. These proposed regulations are currently under review. We cannot currently predict the impact these programs may have on future resource plans or our existing generating fleet, but the costs may be substantial.

In 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied a petition for rehearing. In June 2014, the U.S. Supreme Court determined that the Federal EPA was not compelled to regulate CO2 emissions from stationary sources under the Title V or PSD programs as a result of its adoption of the motor vehicle standards, but that sources otherwise required to obtain a PSD permit may be required to perform a Best Available Control Technology analysis for CO2 emissions if they exceed a reasonable level. The Federal EPA must undertake additional rulemaking to implement the court’s decision and establish an appropriate level.

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

Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule. The Federal EPA opposed the petition and sought additional time to coordinate the issuance of a final rule with the issuance of new effluent limitations under the Clean Water Act (CWA) for utility facilities. In October 2013, the U.S. District Court for the District of Columbia issued a final order partially ruling in favor of the Federal EPA for dismissal of two counts, ruling in favor of the environmental organizations on one count and directing the Federal EPA to provide the court with a proposed schedule for completion of the rulemaking.  The court established December 19, 2014 as the Federal EPA’s deadline for publication of the rule.

In February 2014, the Federal EPA completed a risk evaluation of the beneficial uses of coal fly ash in concrete and FGD gypsum in wallboard and concluded that the Federal EPA supports these beneficial uses.  Currently, approximately 40% of the coal ash and other residual products from our generating facilities are re-used in the production of cement and wallboard, as structural fill or soil amendments, as abrasives or road treatment materials and for other beneficial uses. Certain of these uses would no longer be available and others are likely to significantly decline if coal ash and related materials are classified as hazardous wastes. In addition, we currently use surface impoundments and landfills to manage these materials at our generating facilities. We will incur significant costs to upgrade or close and replace these existing facilities under the proposed solid waste management alternative. Regulation of these materials as hazardous wastes would significantly increase these costs. As the rule is not final, we are unable to determine a range of potential costs that are reasonably possible of occurring but expect the costs to be significant.

Clean Water Act Regulations

In 2011, the Federal EPA issued a proposed rule setting forth standards for existing power plants that will reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water. Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress. In 2012, the Federal EPA issued additional Notices of Data Availability and requested public comments. The final rule was released by the Federal EPA in May 2014 and affects all plants withdrawing more than two million gallons of cooling water per day. The rule offers seven technology options to comply with the impingement standard and requires site-specific studies to determine appropriate entrainment compliance measures at facilities withdrawing more than 125 million gallons per day. Additional requirements may be imposed as a result of consultation with other federal agencies to protect threatened and endangered species and their habitats. Facilities with existing closed cycle recirculating cooling systems, as defined in the rule, are not expected to require any technology changes. Facilities subject to both the impingement standard and site-specific entrainment studies will typically be given at least three years to conduct and submit the results of those studies to the permit agency. Compliance timeframes will then be established by the permit agency through each facility’s National Pollutant Discharge Elimination System (NPDES) permit for installation of any required technology changes, as those permits are renewed over the next five to eight years.

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

In April 2014, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases and published the proposed rule in the Federal Register. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This proposed jurisdictional definition will apply to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. We agree that clarity and efficiency in the permitting process is needed. We are concerned that the proposed rule introduces new concepts and could subject more of our operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. We will continue to evaluate the rule and its financial impact on the AEP System. We plan to submit comments and also participate in the preparation of comments to be filed by various organizations of which we are members.

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

Our reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo, TCC and TNC.

•	OPCo purchases energy to serve SSO customers and provides capacity for all connected load.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in our wholly-owned transmission subsidiaries and transmission only joint ventures.  These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Nonregulated generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

AEP River Operations

•	Commercial barging operations that transports liquids, coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

The table below presents Net Income (Loss) by segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Vertically Integrated Utilities	$155	$153	$434	$334
Transmission and Distribution Utilities	90	75	187	162
AEP Transmission Holdco	47	19	71	31
Generation & Marketing	98	(9)	261	76
AEP River Operations	3	(9)	6	(11)
Corporate and Other (a)	(2)	110	(7)	111
Net Income	$391	$339	$952	$703

(a)
While not considered a reportable segment, Corporate and Other primarily includes management and professional services to AEP provided at cost to AEP subsidiaries and the purchasing of receivables from certain AEP utility subsidiaries. The segment also includes parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

AEP CONSOLIDATED

Second Quarter of 2014 Compared to Second Quarter of 2013

Net Income increased from $339 million in 2013 to $391 million in 2014 primarily due to:

•	Successful rate proceedings in our various jurisdictions.

•	An increase in transmission investment which resulted in higher revenues and income.

•	Higher market prices.

•	The second quarter 2013 impairment of Muskingum River Plant, Unit 5.

These increases were partially offset by:

•	A favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income increased from $703 million in 2013 to $952 million in 2014 primarily due to:

•	Successful rate proceedings in our various jurisdictions.

•	An increase in transmission investment which resulted in higher revenues and income.

•	Higher market prices and increased sales volumes.

•	An increase in weather-related usage.

•	The second quarter 2013 impairment of Muskingum River Plant, Unit 5.

These increases were partially offset by:

•	A favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

Our results of operations are discussed below by operating segment.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Vertically Integrated Utilities	2014	2013	2014	2013
	(in millions)
Revenues	$2,252	$2,302	$4,838	$4,817
Fuel and Purchased Electricity	934	1,064	2,028	2,265
Gross Margin	1,318	1,238	2,810	2,552
Other Operation and Maintenance	618	551	1,194	1,129
Depreciation and Amortization	252	234	515	469
Taxes Other Than Income Taxes	87	93	183	184
Operating Income	361	360	918	770
Interest and Investment Income	—	4	1	7
Carrying Costs Income	2	4	1	5
Allowance for Equity Funds Used During Construction	11	9	21	18
Interest Expense	(132)	(136)	(263)	(272)
Income Before Income Tax Expense and Equity Earnings	242	241	678	528
Income Tax Expense	88	89	245	195
Equity Earnings of Unconsolidated Subsidiaries	1	1	1	1
Net Income	$155	$153	$434	$334

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
	(in millions of KWhs)
Retail:
Residential	6,716	6,878		17,621	16,667
Commercial	6,122	6,158		12,237	12,003
Industrial	9,025	8,707		17,357	16,968
Miscellaneous	577	566		1,132	1,115
Total Retail	22,440	22,309		48,347	46,753

Wholesale (a)	8,602	NM	(b)	18,786	NM	(b)

(a)	Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

(b)
2014 is not comparable to 2013 due to the 2013 asset transfers related to corporate separation in Ohio on December 31, 2013 and the termination of the Interconnection Agreement effective January 1, 2014.

NM	Not meaningful.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in our eastern region have a larger effect on net income than changes in our western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in degree days)
Eastern Region
Actual - Heating (a)	118	148	2,246	1,853
Normal - Heating (b)	138	140	1,731	1,735

Actual - Cooling (c)	362	350	362	350
Normal - Cooling (b)	324	324	329	329

Western Region
Actual - Heating (a)	47	94	1,233	1,009
Normal - Heating (b)	33	31	920	921

Actual - Cooling (c)	674	673	680	683
Normal - Cooling (b)	686	686	710	710

(a)	Eastern Region and Western Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region and Western Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income from Vertically Integrated Utilities
(in millions)

Second Quarter of 2013	$153

Changes in Gross Margin:
Retail Margins	61
Off-system Sales	21
Transmission Revenues	6
Other Revenues	(8)
Total Change in Gross Margin	80

Changes in Expenses and Other:
Other Operation and Maintenance	(67)
Depreciation and Amortization	(18)
Taxes Other Than Income Taxes	6
Interest and Investment Income	(4)
Carrying Costs Income	(2)
Allowance for Equity Funds Used During Construction	2
Interest Expense	4
Total Change in Expenses and Other	(79)

Income Tax Expense	1

Second Quarter of 2014	$155

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $61 million primarily due to the following:

•	The effect of successful rate proceedings in our service territories which include:

•	APCo - $46 million.

•	SWEPCo - $21 million.
For the rate increases described above, $26 million of these increases relate to riders/trackers which have corresponding increases in expense items below.

•	Margins from Off-system Sales increased $21 million primarily due to higher market prices and increased sales volumes.

•	Transmission Revenues increased $6 million primarily due to increased investment in the PJM region.

•
Other Revenues decreased $8 million primarily due to a decrease in barging. This decrease in barging is a result of the River Transportation Division (RTD) no longer serving plants transferred from OPCo to AGR at December 31, 2013 as a result of corporate separation. The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging as discussed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $67 million primarily due to the following:

•	A $31 million increase in transmission expenses primarily related to PJM and SPP services.

•	A $23 million increase in plant outage and maintenance expenses.

•	A $14 million increase in recoverable PJM and other expenses currently fully recovered in rate recovery riders/trackers.

•	A $6 million increase in distribution expenses related to various distribution services and forestry expenses.
These increases were partially offset by:

•	A $9 million decrease in storm-related expenses primarily in APCo's service territory.

•	A $9 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a decrease in Retail Margins discussed above.

•	Depreciation and Amortization expenses increased $18 million primarily due to overall higher depreciable base.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income from Vertically Integrated Utilities
(in millions)

Six Months Ended June 30, 2013	$334

Changes in Gross Margin:
Retail Margins	163
Off-system Sales	106
Transmission Revenues	16
Other Revenues	(27)
Total Change in Gross Margin	258

Changes in Expenses and Other:
Other Operation and Maintenance	(65)
Depreciation and Amortization	(46)
Taxes Other Than Income Taxes	1
Interest and Investment Income	(6)
Carrying Costs Income	(4)
Allowance for Equity Funds Used During Construction	3
Interest Expense	9
Total Change in Expenses and Other	(108)

Income Tax Expense	(50)

Six Months Ended June 30, 2014	$434

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $163 million primarily due to the following:

•	The effect of successful rate proceedings in our service territories which include:

•	APCo - $72 million.

•	SWEPCo - $45 million.

•	KPCo - $26 million.

•	I&M - $11 million.
For the rate increases described above, $50 million of these increases relate to riders/trackers which have corresponding increases in expense items below.

•	A $52 million increase due to favorable weather conditions.
These increases were partially offset by:

•	A $40 million increase in PJM expenses net of recovery or offsets.

•	Margins from Off-system Sales increased $106 million primarily due to higher market prices and increased sales volumes.

•	Transmission Revenues increased $16 million primarily due to increased investment in the PJM region.

•
Other Revenues decreased $27 million primarily due to a decrease in barging. This decrease in barging is a result of the RTD no longer serving plants transferred from OPCo to AGR at December 31, 2013 as a result of corporate separation. The decrease in RTD revenue was offset by a decrease in Other Operation and Maintenance expenses for barging as discussed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $65 million primarily due to the following:

•	A $48 million increase in transmission expenses primarily related to PJM and SPP services.

•	A $26 million increase in plant outage and maintenance expenses.

•	A $25 million increase due to an agreement reached to settle an insurance claim in the first quarter of 2013.

•	A $21 million increase in recoverable PJM and other expenses currently fully recovered in rate recovery riders/trackers.

•	A $12 million increase in distribution expenses related to various distribution services and forestry expenses.
These increases were partially offset by:

•	A $30 million write-off in the first quarter of 2013 of previously deferred 2012 Virginia storm costs resulting from the 2013 enactment of a Virginia law.

•	A $23 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a decrease in Retail Margins discussed above.

•	A $20 million decrease in storm-related expenses primarily in APCo's service territory.

•	Depreciation and Amortization expenses increased $46 million primarily due to overall higher depreciable base.

•	Interest Expense decreased $9 million primarily due to the following:

•	A $5 million decrease due to the retirement of KPCo Senior Unsecured Notes in the third quarter of 2013.

•	A $4 million decrease due to rate approvals in Louisiana and Texas and an increase in the debt component of AFUDC due to increased transmission and environmental projects.

•	Income Tax Expense increased $50 million primarily due to an increase in pretax book income.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Transmission and Distribution Utilities	2014	2013	2014	2013
	(in millions)
Revenues	$1,134	$1,064	$2,349	$2,198
Fuel and Purchased Electricity	343	405	746	854
Amortization of Generation Deferrals	25	—	56	—
Gross Margin	766	659	1,547	1,344
Other Operation and Maintenance	298	219	591	463
Depreciation and Amortization	156	151	317	284
Taxes Other Than Income Taxes	108	105	227	209
Operating Income	204	184	412	388
Interest and Investment Income	3	—	6	1
Carrying Costs Income	7	4	14	7
Allowance for Equity Funds Used During Construction	2	—	5	2
Interest Expense	(72)	(72)	(142)	(147)
Income Before Income Tax Expense	144	116	295	251
Income Tax Expense	54	41	108	89
Net Income	$90	$75	$187	$162

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
	(in millions of KWhs)
Retail:
Residential	5,559	5,752		13,086	12,218
Commercial	6,314	6,394		12,216	12,100
Industrial	5,630	5,895		10,773	11,395
Miscellaneous	182	180		353	340
Total Retail (a)	17,685	18,221		36,428	36,053

Wholesale (b)	453	NM	(c)	1,152	NM	(c)

(a)	Represents energy delivered to distribution customers.

(b)	Ohio's contractually obligated purchases of OVEC power sold into PJM.

(c)
2014 is not comparable to 2013 due to the 2013 asset transfers related to corporate separation in Ohio on December 31, 2013 and the termination of the Interconnection Agreement effective January 1, 2014.

NM	Not meaningful.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in our eastern region have a larger effect on net income than changes in our western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in degree days)
Eastern Region
Actual - Heating (a)	130	193	2,539	2,164
Normal - Heating (b)	187	190	2,067	2,075

Actual - Cooling (c)	362	346	362	346
Normal - Cooling (b)	280	277	283	280

Western Region
Actual - Heating (a)	2	8	302	143
Normal - Heating (b)	4	4	200	205

Actual - Cooling (d)	872	940	942	1,077
Normal - Cooling (b)	904	902	1,012	1,007

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income from Transmission and Distribution Utilities
(in millions)

Second Quarter of 2013	$75

Changes in Gross Margin:
Retail Margins	74
Transmission Revenues	33
Total Change in Gross Margin	107

Changes in Expenses and Other:
Other Operation and Maintenance	(79)
Depreciation and Amortization	(5)
Taxes Other Than Income Taxes	(3)
Interest and Investment Income	3
Carrying Costs Income	3
Allowance for Equity Funds Used During Construction	2
Total Change in Expenses and Other	(79)

Income Tax Expense	(13)

Second Quarter of 2014	$90

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $74 million primarily due to the following:

•	A $33 million increase in PJM revenues that are offset in expense items discussed below.

•	A $19 million increase for TCC and TNC primarily due to favorable prices.

•
A $14 million increase in OPCo revenues primarily associated with the Distribution Investment Rider (DIR) and Universal Service Fund (USF) surcharge. Of these increases, $2 million relate to riders/trackers which have corresponding increases in other expense items below.

•
A $13 million increase in OPCo revenues associated with the Storm Damage Recovery Rider implemented in April 2014. This increase in Retail Margins is offset by an increase in expense items discussed below.

•
Transmission Revenues increased $33 million primarily due to increased transmission investment, increased transmission revenues from customers who have switched to alternative CRES providers and rate increases for customers in the PJM region.  The increase in transmission revenues related to CRES providers primarily offsets lost revenues included in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $79 million primarily due to the following:

•	A $55 million increase in recoverable PJM and other expenses currently fully recovered in rate recovery riders/trackers.

•	A $12 million increase in transmission expenses primarily related to PJM services.

•	A $5 million increase in distribution expenses related to various distribution services and programs.

•	A $3 million increase in storm-related expenses primarily in OPCo's service territory.

•	Depreciation and Amortization expenses increased $5 million primarily due to the following:

•	A $3 million increase in amortization related to TCC and OPCo securitizations, which are offset in Retail Margins above.

•	A $3 million increase due to an increase in the depreciable base of transmission and distribution assets.

•	Income Tax Expense increased $13 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income from Transmission and Distribution Utilities
(in millions)

Six Months Ended June 30, 2013	$162

Changes in Gross Margin:
Retail Margins	147
Transmission Revenues	47
Other Revenues	9
Total Change in Gross Margin	203

Changes in Expenses and Other:
Other Operation and Maintenance	(128)
Depreciation and Amortization	(33)
Taxes Other Than Income Taxes	(18)
Interest and Investment Income	5
Carrying Costs Income	7
Allowance for Equity Funds Used During Construction	3
Interest Expense	5
Total Change in Expenses and Other	(159)

Income Tax Expense	(19)

Six Months Ended June 30, 2014	$187

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $147 million primarily due to the following:

•	A $48 million increase for TCC and TNC primarily due to favorable prices and increased usage.

•
A $28 million increase in OPCo revenues primarily associated with the DIR and USF surcharge. Of these increases, $12 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $21 million increase in PJM revenues that are offset in expense items discussed below.

•	A $17 million increase primarily due to increased connected load for OPCo.

•	A $13 million increase in OPCo revenues associated with the Storm Damage Recovery Rider. This increase in Retail Margins is offset by an increase in expense items discussed below.

•
Transmission Revenues increased $47 million primarily due to increased transmission investment, increased transmission revenues from customers who have switched to alternative CRES providers and rate increases for customers in the PJM region.  The increase in transmission revenues related to CRES providers primarily offsets lost revenues included in Retail Margins above.

•	Other Revenues increased $9 million primarily due to increased Texas securitization revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $128 million primarily due to the following:

•	An $80 million increase in recoverable PJM and other expenses currently fully recovered in rate recovery riders/trackers.

•	A $13 million increase in expenses related to various distribution services and programs.

•	An $11 million increase in transmission expenses primarily related to PJM and forestry expenses.

•
A $10 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers.  This increase was offset by an increase in Retail Margins above.

•	A $9 million increase in storm-related expenses primarily in OPCo's service territory.

•	Depreciation and Amortization expenses increased $33 million primarily due to the following:

•	A $22 million increase in amortization related to TCC and OPCo securitizations, which are offset in Retail Margins.

•	A $6 million increase due to an increase in the depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $18 million primarily due to increased property taxes.

•	Income Tax Expense increased $19 million primarily due to an increase in pretax book income.

AEP TRANSMISSION HOLDCO

Second Quarter of 2014 Compared to Second Quarter of 2013

Net Income from our AEP Transmission Holdco segment increased from $19 million in 2013 to $47 million in 2014 primarily due to an increase in investments by our wholly-owned transmission subsidiaries and ETT.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income from our AEP Transmission Holdco segment increased from $31 million in 2013 to $71 million in 2014 primarily due to an increase in investments by our wholly-owned transmission subsidiaries and ETT.

GENERATION & MARKETING

	Three Months Ended June 30,		Six Months Ended June 30,
Generation & Marketing	2014	2013	2014	2013
	(in millions)
Revenues	$913	$892	$2,164	$1,812
Fuel, Purchased Electricity and Other	560	548	1,365	1,116
Gross Margin	353	344	799	696
Other Operation and Maintenance	125	112	241	236
Asset Impairments and Other Related Charges	—	154	—	154
Depreciation and Amortization	56	61	113	123
Taxes Other Than Income Taxes	13	17	25	33
Operating Income	159	—	420	150
Interest and Investment Income	1	2	2	2
Interest Expense	(11)	(15)	(23)	(34)
Income (Loss) Before Income Tax Expense (Credit)	149	(13)	399	118
Income Tax Expense (Credit)	51	(4)	138	42
Net Income (Loss)	$98	$(9)	$261	$76

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions of MWhs)
Fuel Type:
Coal	9	9	21	19
Natural Gas	2	1	4	3
Total MWhs	11	10	25	22

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income from Generation & Marketing
(in millions)

Second Quarter of 2013	$(9)

Changes in Gross Margin:
Generation	5
Retail, Trading and Marketing	4
Total Change in Gross Margin	9

Changes in Expenses and Other:
Other Operation and Maintenance	(13)
Asset Impairments and Other Related Charges	154
Depreciation and Amortization	5
Taxes Other Than Income Taxes	4
Interest and Investment Income	(1)
Interest Expense	4
Total Change in Expenses and Other	153

Income Tax Expense	(55)

Second Quarter of 2014	$98

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Gross Margin increased $9 million primarily due to increased market prices in 2014.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $13 million primarily due to increased plant maintenance expenses.

•	Asset Impairments and Other Related Charges decreased by $154 million primarily due to the 2013 impairment of Muskingum River Plant, Unit 5.

•	Depreciation and Amortization expenses decreased $5 million primarily due to the cessation of depreciation on Muskingum River Plant, Unit 5.

•	Income Tax Expense increased $55 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income from Generation & Marketing
(in millions)

Six Months Ended June 30, 2013	$76

Changes in Gross Margin:
Generation	99
Retail, Trading and Marketing	4
Total Change in Gross Margin	103

Changes in Expenses and Other:
Other Operation and Maintenance	(5)
Asset Impairments and Other Related Charges	154
Depreciation and Amortization	10
Taxes Other Than Income Taxes	8
Interest Expense	11
Total Change in Expenses and Other	178

Income Tax Expense	(96)

Six Months Ended June 30, 2014	$261

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Generation increased $99 million primarily due to increased demand and market prices driven by cold temperatures in the first quarter of 2014.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $5 million primarily due to increased plant maintenance expenses.

•	Asset Impairments and Other Related Charges decreased by $154 million primarily due to the 2013 impairment of Muskingum River Plant, Unit 5.

•	Depreciation and Amortization expenses decreased $10 million primarily due to the cessation of depreciation on Muskingum River Plant, Unit 5.

•	Taxes Other Than Income Taxes decreased $8 million primarily due to property taxes related to the 2012 and 2013 plant impairments.

•	Interest Expense decreased $11 million primarily due to lower outstanding long-term debt balances and lower long-term interest rates.

•	Income Tax Expense increased $96 million primarily due to an increase in pretax book income.

AEP RIVER OPERATIONS

Second Quarter of 2014 Compared to Second Quarter of 2013

Net Income from our AEP River Operations segment increased from a loss of $9 million in 2013 to income of $3 million in 2014 due to a 45% increase in barge freight revenue for the second quarter of 2014 compared to the second quarter of 2013. The increase in freight revenue is primarily due to improvements in barge freight demand.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income from our AEP River Operations segment increased from a loss of $11 million in 2013 to income of $6 million in 2014 due to a 34% increase in barge freight revenue for 2014 compared to 2013. The additional revenue resulted from improvements in river conditions and increased barge freight demand.

CORPORATE AND OTHER

Second Quarter of 2014 Compared to Second Quarter of 2013

Net Income from Corporate and Other decreased from income of $110 million in 2013 to a loss of $2 million in 2014 primarily due to a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income from Corporate and Other decreased from income of $111 million in 2013 to a loss of $7 million in 2014 primarily due to a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

AEP SYSTEM INCOME TAXES

Second Quarter of 2014 Compared to Second Quarter of 2013

Income Tax Expense increased $147 million primarily due to an increase in pretax book income and a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Income Tax Expense increased $259 million primarily due to an increase in pretax book income and a favorable U.K. Windfall Tax decision by the U.S. Supreme Court in the second quarter of 2013.

FINANCIAL CONDITION

We measure our financial condition by the strength of our balance sheet and the liquidity provided by our cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2014		December 31, 2013
	(dollars in millions)
Long-term Debt, including amounts due within one year	$18,125	50.1%	$18,377	52.2%
Short-term Debt	1,482	4.1	757	2.1
Total Debt	19,607	54.2	19,134	54.3
AEP Common Equity	16,581	45.8	16,085	45.7
Noncontrolling Interests	4	—	1	—

Total Debt and Equity Capitalization	$36,192	100.0%	$35,220	100.0%

Our ratio of debt-to-total capital improved from 54.3% as of December 31, 2013 to 54.2% as of June 30, 2014 primarily due to an increase in our common equity from earnings.

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability.  We believe we have adequate liquidity under our existing credit facilities.  As of June 30, 2014, we had $3.5 billion in aggregate credit facility commitments to support our operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  We are committed to maintaining adequate liquidity.  We generally use short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-and-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

We manage our liquidity by maintaining adequate external financing commitments.  As of June 30, 2014, our available liquidity was approximately $2.9 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$1,750	June 2016
	Revolving Credit Facility	1,750	July 2017
Total		3,500
Cash and Cash Equivalents		190
Total Liquidity Sources		3,690
Less:	AEP Commercial Paper Outstanding	732
	Letters of Credit Issued	49

Net Available Liquidity		$2,909

We have credit facilities totaling $3.5 billion to support our commercial paper program.  The credit facilities allow us to issue letters of credit in an amount up to $1.2 billion.

We use our commercial paper program to meet the short-term borrowing needs of our subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds the majority of the nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first six months of 2014 was $877 million.  The weighted-average interest rate for our commercial paper during 2014 was 0.26%.

Other Credit Facilities

In January 2014, we issued letters of credit under an $85 million uncommitted facility signed in October 2013. As of June 30, 2014, the maximum future payment for letters of credit issued under the uncommitted facility was $69 million with a maturity in January 2015. An uncommitted facility gives the issuer of the facility the right to accept or decline each request we make under the facility.

Securitized Accounts Receivable

Our receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement was increased from $700 million and expires in June 2016.

Debt Covenants and Borrowing Limitations

Our revolving credit agreements contain certain covenants and require us to maintain our percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in our credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of June 30, 2014, this contractually-defined percentage was 50.4%. Nonperformance under these covenants could result in an event of default under these credit agreements. As of June 30, 2014, we complied with all of the covenants contained in these credit agreements. In addition, the acceleration of our payment obligations, or the obligations of certain of our major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. This condition also applies in a majority of our non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable. However, a default under our non-exchange traded commodity contracts does not cause an event of default under our credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders. As of June 30, 2014, we had not exceeded those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.50 per share in July 2014. Future dividends may vary depending upon our profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Our income primarily derives from our common stock equity in the earnings of our utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of our utility subsidiaries to transfer funds to us in the form of dividends.

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

CASH FLOW

Managing our cash flows is a major factor in maintaining our liquidity strength.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$118	$279
Net Cash Flows from Operating Activities	2,197	1,516
Net Cash Flows Used for Investing Activities	(2,068)	(1,643)
Net Cash Flows Used for Financing Activities	(57)	(35)
Net Increase (Decrease) in Cash and Cash Equivalents	72	(162)
Cash and Cash Equivalents at End of Period	$190	$117

Cash from operations and short-term borrowings provides working capital and allows us to meet other short-term cash needs.

Operating Activities

	Six Months Ended June 30,
	2014	2013
	(in millions)
Net Income	$952	$703
Depreciation and Amortization	934	863
Other	311	(50)
Net Cash Flows from Operating Activities	$2,197	$1,516

Net Cash Flows from Operating Activities were $2.2 billion in 2014 consisting primarily of Net Income of $952 million and $934 million of noncash Depreciation and Amortization partially offset by $105 million of fuel cost deferrals and $99 million of Ohio capacity deferrals as a result of the PUCO's July 2012 approval of a capacity deferral mechanism. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2012 and an increase in tax/book temporary differences from operations. The reduction in Fuel, Material and Supplies balances reflects a decrease in fuel inventory due to the cold winter weather and increased generation.

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

Investing Activities

	Six Months Ended June 30,
	2014	2013
	(in millions)
Construction Expenditures	$(1,883)	$(1,637)
Acquisitions of Nuclear Fuel	(58)	(59)
Acquisitions of Assets/Businesses	(45)	(4)
Insurance Proceeds Related to Cook Plant Fire	—	72
Proceeds from Sales of Assets	2	11
Other	(84)	(26)
Net Cash Flows Used for Investing Activities	$(2,068)	$(1,643)

Net Cash Flows Used for Investing Activities were $2.1 billion in 2014 primarily due to Construction Expenditures for environmental, distribution and transmission investments. We also purchased transmission assets for $38 million.

Net Cash Flows Used for Investing Activities were $1.6 billion in 2013 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Financing Activities

	Six Months Ended June 30,
	2014	2013
	(in millions)
Issuance of Common Stock, Net	$29	$41
Issuance of Debt, Net	459	425
Dividends Paid on Common Stock	(490)	(469)
Other	(55)	(32)
Net Cash Flows Used for Financing Activities	$(57)	$(35)

Net Cash Flows Used for Financing Activities in 2014 were $57 million. Our net debt issuances were $459 million. The net issuances included issuances of $530 million of senior unsecured notes, $304 million of pollution control bonds and $114 million of other debt notes and an increase in short-term borrowing of $725 million offset by retirements of $794 million of senior unsecured and other debt notes, $273 million of pollution control bonds and $138 million of securitization bonds. We paid common stock dividends of $490 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

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

In July 2014, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2014, OPCo retired $35 million of Securitization Bonds.

In July 2014, SWEPCo issued a $100 million three-year term credit facility and drew the full amount.

In July 2014, TCC retired $112 million of Securitization Bonds.

BUDGETED CONSTRUCTION EXPENDITURES

In 2014, we increased our forecast for construction expenditures by $350 million to approximately $4.2 billion for 2014. The increase is primarily for transmission investment in the AEP Transmission Holdco, Vertically Integrated Utilities and Transmission and Distribution Utilities segments.

OFF-BALANCE SHEET ARRANGEMENTS

Our current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that we enter in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	June 30, 2014	December 31, 2013
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$1,256	$1,330
Railcars Maximum Potential Loss from Lease Agreement	19	19

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

ACCOUNTING PRONOUNCEMENTS

Pronouncements Effective in the Future

The FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. We plan to adopt ASU 2014-08 effective January 1, 2015.

The FASB issued ASU 2014-09 "Revenue from Contracts with Customers" clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. We plan to adopt ASU 2014-09 effective January 1, 2017.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on the reporting of our operations and financial position that may result from any such future changes.  The FASB is currently working on several projects including financial instruments, leases, insurance, hedge accounting and consolidation policy.  The ultimate pronouncements resulting from these and future projects could have an impact on future net income and financial position.

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

Our Transmission and Distribution Utilities segment is exposed to FTR price risk as it relates to congestion during the June 2012 - May 2015 Ohio ESP period. Additional risk includes interest rate risk.

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

We employ risk management contracts including physical forward purchase-and-sale contracts and financial forward purchase-and-sale contracts.  We engage in risk management of power, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with our energy business.  As a result, we are subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply, and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors.  Our market risk oversight staff independently monitors our risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various daily, weekly and/or monthly reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, we modify the positions to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2013:

MTM Risk Management Contract Net Assets (Liabilities)
Six Months Ended June 30, 2014

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Derivative Contract Net Assets as of December 31, 2013	$32	$3	$157	$192
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(1)	(3)	(25)	(29)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	6	6
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	19	19
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	19	9	—	28
Total MTM Derivative Contract Net Assets as of June 30, 2014	$50	$9	$157	$216
Commodity Cash Flow Hedge Contracts				11
Interest Rate and Foreign Currency Cash Flow Hedge Contracts				(2)
Fair Value Hedge Contracts				(5)
Collateral Deposits				(25)
Total MTM Derivative Contract Net Assets as of June 30, 2014				$195

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

See Note 9 – Derivatives and Hedging and Note 10 – Fair Value Measurements for additional information related to our risk management contracts.  The following tables and discussion provide information on our credit risk and market volatility risk.

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

We have risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, our exposures change daily. As of June 30, 2014, our credit exposure net of collateral to sub investment grade counterparties was approximately 9.6%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of June 30, 2014, the following table approximates our counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$457	$4	$453	2	$228
Split Rating	—	—	—	—	—
Noninvestment Grade	—	—	—	—	—
No External Ratings:
Internal Investment Grade	65	—	65	4	37
Internal Noninvestment Grade	66	11	55	2	36
Total as of June 30, 2014	$588	$15	$573	8	$301

Total as of December 31, 2013	$787	$18	$769	9	$381

In addition, we are exposed to credit risk related to our participation in RTOs. For each of the RTOs in which we participate, this risk is generally determined based on our proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

We use a risk measurement model, which calculates VaR, to measure our commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2014, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

The following table shows the end, high, average and low market risk as measured by VaR for the trading portfolio for the periods indicated:

VaR Model

Six Months Ended				Twelve Months Ended
June 30, 2014				December 31, 2013
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$—	$3	$1	$—	$—	$1	$—	$—

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

Interest Rate Risk

We utilize an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which our interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of June 30, 2014 and December 31, 2013, the estimated EaR on our debt portfolio for the following twelve months was $29 million and $32 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Vertically Integrated Utilities	$2,236	$2,176	$4,785	$4,532
Transmission and Distribution Utilities	1,064	1,019	2,225	2,109
Generation & Marketing	573	298	1,394	556
Other Revenues	171	89	288	211
TOTAL REVENUES	4,044	3,582	8,692	7,408

EXPENSES
Fuel and Other Consumables Used for Electric Generation	1,043	908	2,211	1,939
Purchased Electricity for Resale	473	359	1,111	730
Other Operation	760	664	1,540	1,402
Maintenance	340	285	632	578
Asset Impairments and Other Related Charges	—	154	—	154
Depreciation and Amortization	443	443	934	863
Taxes Other Than Income Taxes	218	222	456	440
TOTAL EXPENSES	3,277	3,035	6,884	6,106

OPERATING INCOME	767	547	1,808	1,302

Other Income (Expense):
Interest and Investment Income	3	49	4	52
Carrying Costs Income	9	8	15	12
Allowance for Equity Funds Used During Construction	25	17	47	32
Interest Expense	(221)	(228)	(441)	(460)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	583	393	1,433	938

Income Tax Expense	215	68	522	263
Equity Earnings of Unconsolidated Subsidiaries	23	14	41	28

NET INCOME	391	339	952	703

Net Income Attributable to Noncontrolling Interests	1	1	2	2

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$390	$338	$950	$701

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	488,291,576	486,293,026	488,080,505	486,059,643

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.80	$0.69	$1.95	$1.44

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	488,538,227	486,763,615	488,405,869	486,555,121

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.80	$0.69	$1.95	$1.44

CASH DIVIDENDS DECLARED PER SHARE	$0.50	$0.49	$1.00	$0.96

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$391	$339	$952	$703

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1 and $5 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $4 and $8 for the Six Months Ended June 30, 2014 and 2013, Respectively	3	(10)	8	14
Securities Available for Sale, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $0 and $0 for the Six Months Ended June 30, 2014 and 2013, Respectively	1	—	1	1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $1 and $2 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $1 and $5 for the Six Months Ended June 30, 2014 and 2013, Respectively	1	3	2	9

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5	(7)	11	24

TOTAL COMPREHENSIVE INCOME	396	332	963	727

Total Comprehensive Income Attributable to Noncontrolling Interests	1	1	2	2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$395	$331	$961	$725

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY - DECEMBER 31, 2012	506	$3,289	$6,049	$6,236	$(337)	$—	$15,237

Issuance of Common Stock	1	7	34				41
Common Stock Dividends				(467)		(2)	(469)
Other Changes in Equity			1				1
Net Income				701		2	703
Other Comprehensive Income					24		24
TOTAL EQUITY - JUNE 30, 2013	507	$3,296	$6,084	$6,470	$(313)	$—	$15,537

TOTAL EQUITY - DECEMBER 31, 2013	508	$3,303	$6,131	$6,766	$(115)	$1	$16,086

Issuance of Common Stock	1	5	24				29
Common Stock Dividends				(488)		(2)	(490)
Other Changes in Equity				(6)		3	(3)
Net Income				950		2	952
Other Comprehensive Income					11		11
TOTAL EQUITY - JUNE 30, 2014	509	$3,308	$6,155	$7,222	$(104)	$4	$16,585

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in millions)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$190	$118
Other Temporary Investments (June 30, 2014 and December 31, 2013 Amounts Include $360 and $335, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and EIS)	377	353
Accounts Receivable:
Customers	774	746
Accrued Unbilled Revenues	59	157
Pledged Accounts Receivable – AEP Credit	1,060	945
Miscellaneous	60	72
Allowance for Uncollectible Accounts	(27)	(60)
Total Accounts Receivable	1,926	1,860
Fuel	471	701
Materials and Supplies	748	722
Risk Management Assets	146	160
Regulatory Asset for Under-Recovered Fuel Costs	158	80
Margin Deposits	78	70
Prepayments and Other Current Assets	229	246
TOTAL CURRENT ASSETS	4,323	4,310

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	25,401	25,074
Transmission	11,420	10,893
Distribution	16,716	16,377
Other Property, Plant and Equipment (Including Plant to be Retired, Coal Mining and Nuclear Fuel)	5,642	5,470
Construction Work in Progress	2,886	2,471
Total Property, Plant and Equipment	62,065	60,285
Accumulated Depreciation and Amortization	19,792	19,288
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	42,273	40,997

OTHER NONCURRENT ASSETS
Regulatory Assets	4,390	4,376
Securitized Assets	2,244	2,373
Spent Nuclear Fuel and Decommissioning Trusts	2,019	1,932
Goodwill	91	91
Long-term Risk Management Assets	224	297
Deferred Charges and Other Noncurrent Assets	2,056	2,038
TOTAL OTHER NONCURRENT ASSETS	11,024	11,107

TOTAL ASSETS	$57,620	$56,414

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(dollars in millions)
(Unaudited)

			June 30,	December 31,
			2014	2013
CURRENT LIABILITIES
Accounts Payable			$1,228	$1,266
Short-term Debt:
Securitized Debt for Receivables - AEP Credit			750	700
Other Short-term Debt			732	57
Total Short-term Debt			1,482	757
Long-term Debt Due Within One Year (June 30, 2014 and December 31, 2013 Amounts Include $434 and $416, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			2,524	1,549
Risk Management Liabilities			60	90
Customer Deposits			306	299
Accrued Taxes			692	822
Accrued Interest			240	245
Regulatory Liability for Over-Recovered Fuel Costs			58	119
Other Current Liabilities			1,010	965
TOTAL CURRENT LIABILITIES			7,600	6,112

NONCURRENT LIABILITIES
Long-term Debt
(June 30, 2014 and December 31, 2013 Amounts Include $2,359 and $2,532, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			15,601	16,828
Long-term Risk Management Liabilities			115	177
Deferred Income Taxes			10,463	10,300
Regulatory Liabilities and Deferred Investment Tax Credits			3,840	3,694
Asset Retirement Obligations			1,908	1,835
Employee Benefits and Pension Obligations			411	415
Deferred Credits and Other Noncurrent Liabilities			1,097	967
TOTAL NONCURRENT LIABILITIES			33,435	34,216

TOTAL LIABILITIES			41,035	40,328

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2014	2013
Shares Authorized	600,000,000	600,000,000
Shares Issued	508,902,340	508,113,964
(20,336,592 Shares were Held in Treasury as of June 30, 2014 and December 31, 2013)			3,308	3,303
Paid-in Capital			6,155	6,131
Retained Earnings			7,222	6,766
Accumulated Other Comprehensive Income (Loss)			(104)	(115)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			16,581	16,085

Noncontrolling Interests			4	1

TOTAL EQUITY			16,585	16,086

TOTAL LIABILITIES AND EQUITY			$57,620	$56,414

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$952	$703
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	934	863
Deferred Income Taxes	410	367
Asset Impairments and Other Related Charges	—	154
Carrying Costs Income	(15)	(12)
Allowance for Equity Funds Used During Construction	(47)	(32)
Mark-to-Market of Risk Management Contracts	9	16
Amortization of Nuclear Fuel	79	63
Pension Contributions to Qualified Plan Trust	(71)	—
Property Taxes	92	68
Fuel Over/Under-Recovery, Net	(105)	(4)
Deferral of Ohio Capacity Costs, Net	(99)	(102)
Change in Other Noncurrent Assets	11	(20)
Change in Other Noncurrent Liabilities	132	12
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(73)	(53)
Fuel, Materials and Supplies	207	(61)
Accounts Payable	(39)	(57)
Accrued Taxes, Net	(86)	(214)
Other Current Assets	(3)	(10)
Other Current Liabilities	(91)	(165)
Net Cash Flows from Operating Activities	2,197	1,516

INVESTING ACTIVITIES
Construction Expenditures	(1,883)	(1,637)
Change in Other Temporary Investments, Net	(24)	38
Purchases of Investment Securities	(510)	(423)
Sales of Investment Securities	483	385
Acquisitions of Nuclear Fuel	(58)	(59)
Acquisitions of Assets/Businesses	(45)	(4)
Insurance Proceeds Related to Cook Plant Fire	—	72
Proceeds from Sales of Assets	2	11
Other Investing Activities	(33)	(26)
Net Cash Flows Used for Investing Activities	(2,068)	(1,643)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	29	41
Issuance of Long-term Debt	939	941
Commercial Paper and Credit Facility Borrowings	—	17
Change in Short-term Debt, Net	725	560
Retirement of Long-term Debt	(1,205)	(1,073)
Commercial Paper and Credit Facility Repayments	—	(20)
Principal Payments for Capital Lease Obligations	(60)	(33)
Dividends Paid on Common Stock	(490)	(469)
Other Financing Activities	5	1
Net Cash Flows Used for Financing Activities	(57)	(35)

Net Increase (Decrease) in Cash and Cash Equivalents	72	(162)
Cash and Cash Equivalents at Beginning of Period	118	279
Cash and Cash Equivalents at End of Period	$190	$117

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$422	$455
Net Cash Paid (Received) for Income Taxes	63	(10)
Noncash Acquisitions Under Capital Leases	33	31
Construction Expenditures Included in Current Liabilities as of June 30,	432	297
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	42	41

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 44.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of our net income, financial position and cash flows for the interim periods.  Net income for the three and six months ended June 30, 2014 is not necessarily indicative of results that may be expected for the year ending December 31, 2014.  The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2013 consolidated financial statements and notes thereto, which are included in our Form 10-K as filed with the SEC on February 25, 2014.

Revenue Recognition

Electricity Supply and Delivery Activities - Transactions with PJM

Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. For regulated and nonregulated operations, we recognize the revenues on the statements of income upon delivery of the energy to the customer and include unbilled as well as billed amounts.

APCo, I&M and KPCo sell power produced at their generation plants to PJM and purchase power from PJM to supply their retail load. These power sales and purchases for each subsidiary’s retail load are netted hourly for financial reporting purposes. On an hourly net basis, each subsidiary records sales of power to PJM in excess of purchases of power from PJM as revenue on the statements of income. Also, on an hourly net basis, each subsidiary records purchases of power from PJM to serve retail load in excess of sales of power to PJM as Purchased Electricity for Resale on the statements of income. Upon termination of the Interconnection Agreement in 2014, each subsidiary manages and accounts for its purchases and sales with PJM individually based on market prices.

AEP’s nonregulated subsidiaries also purchase power from PJM and sell power to PJM. With the exception of certain dedicated load bilateral power supply contracts, these transactions are reported as gross purchases and sales.

SPP Integrated Power Market

In March 2014, SPP changed from an energy imbalance service market to a fully integrated power market. In the past, PSO and SWEPCo would satisfy their load requirements with their own generation resources or through the Operating Agreement. In the new integrated power market, PSO and SWEPCo operate as standalone entities by offering their respective generation into the SPP power market, which then economically dispatches the resources. This change further enables retail customers to obtain low cost power through either internal generation or power purchases from the SPP market. The new integrated power market now operates in a similar manner as the PJM power market for the AEP East Companies. No significant impact on results of operations is expected due to this change.

Earnings Per Share (EPS)

Basic earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present our basic and diluted EPS calculations included on our condensed statements of income:

	Three Months Ended June 30,
	2014		2013
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$390		$338

Weighted Average Number of Basic Shares Outstanding	488.3	$0.80	486.3	$0.69
Weighted Average Dilutive Effect of:
Restricted Stock Units	0.2	—	0.5	—
Weighted Average Number of Diluted Shares Outstanding	488.5	$0.80	486.8	$0.69

	Six Months Ended June 30,
	2014		2013
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$950		$701

Weighted Average Number of Basic Shares Outstanding	488.1	$1.95	486.1	$1.44
Weighted Average Dilutive Effect of:
Restricted Stock Units	0.3	—	0.5	—
Weighted Average Number of Diluted Shares Outstanding	488.4	$1.95	486.6	$1.44

There were no antidilutive shares outstanding as of June 30, 2014 and 2013.

2. NEW ACCOUNTING PRONOUNCEMENTS

Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The following final pronouncements will impact our financial statements.

ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” (ASU 2014-08)

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of our financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. We plan to adopt ASU 2014-08 effective January 1, 2015.

ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09)

In May 2014, the FASB issued ASU 2014-09 clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. This standard must be retrospectively applied to all reporting periods presented in financial reports issued after the effective date.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. As applicable, this standard may change the amount of revenue recognized in the income statements in each reporting period. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. We plan to adopt ASU 2014-09 effective January 1, 2017.

3.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three and six months ended June 30, 2014 and 2013.  All amounts in the following tables are presented net of related income taxes.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2014	$4	$(22)	$7	$(98)	$(109)
Change in Fair Value Recognized in AOCI	3	—	1	—	4
Amounts Reclassified from AOCI	(1)	1	—	1	1
Net Current Period Other Comprehensive Income	2	1	1	1	5
Balance in AOCI as of June 30, 2014	$6	$(21)	$8	$(97)	$(104)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2013	$12	$(26)	$5	$(297)	$(306)
Change in Fair Value Recognized in AOCI	(8)	(1)	—	—	(9)
Amounts Reclassified from AOCI	(3)	2	—	3	2
Net Current Period Other Comprehensive Income (Loss)	(11)	1	—	3	(7)
Balance in AOCI as of June 30, 2013	$1	$(25)	$5	$(294)	$(313)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2013	$—	$(23)	$7	$(99)	$(115)
Change in Fair Value Recognized in AOCI	(11)	—	1	—	(10)
Amounts Reclassified from AOCI	17	2	—	2	21
Net Current Period Other Comprehensive Income	6	2	1	2	11
Balance in AOCI as of June 30, 2014	$6	$(21)	$8	$(97)	$(104)

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2012	$(8)	$(30)	$4	$(303)	$(337)
Change in Fair Value Recognized in AOCI	10	2	1	—	13
Amounts Reclassified from AOCI	(1)	3	—	9	11
Net Current Period Other Comprehensive Income	9	5	1	9	24
Balance in AOCI as of June 30, 2013	$1	$(25)	$5	$(294)	$(313)

Reclassifications from Accumulated Other Comprehensive Income

The following tables provide details of reclassifications from AOCI for the three and six months ended June 30, 2014 and 2013.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 7 for additional details.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in millions)
Commodity:
Vertically Integrated Utilities Revenues	$—	$—
Generation & Marketing Revenues	—	(2)
Purchased Electricity for Resale	(2)	(2)
Property, Plant and Equipment	—	—
Regulatory Assets/(Liabilities), Net (a)	—	—
Subtotal - Commodity	(2)	(4)

Interest Rate and Foreign Currency:
Interest Expense	2	2
Subtotal - Interest Rate and Foreign Currency	2	2

Reclassifications from AOCI, before Income Tax (Expense) Credit	—	(2)
Income Tax (Expense) Credit	—	(1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	—	(1)

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(5)	(4)
Amortization of Actuarial (Gains)/Losses	7	9
Reclassifications from AOCI, before Income Tax (Expense) Credit	2	5
Income Tax (Expense) Credit	1	2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1	3

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$1	$2

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in millions)
Commodity:
Vertically Integrated Utilities Revenues	$—	$—
Generation & Marketing Revenues	—	(5)
Purchased Electricity for Resale	29	4
Property, Plant and Equipment	—	—
Regulatory Assets/(Liabilities), Net (a)	(3)	—
Subtotal - Commodity	26	(1)

Interest Rate and Foreign Currency:
Interest Expense	4	4
Subtotal - Interest Rate and Foreign Currency	4	4

Reclassifications from AOCI, before Income Tax (Expense) Credit	30	3
Income Tax (Expense) Credit	11	1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	19	2

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(10)	(9)
Amortization of Actuarial (Gains)/Losses	14	23
Reclassifications from AOCI, before Income Tax (Expense) Credit	4	14
Income Tax (Expense) Credit	2	5
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	2	9

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$21	$11

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

Regulatory Assets Pending Final Regulatory Approval

	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Storm Related Costs	$21	$22
Ohio Economic Development Rider	—	14
Other Regulatory Assets Pending Final Regulatory Approval	7	4
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	99	161
IGCC Pre-Construction Costs	21	—
Expanded Net Energy Charge - Coal Inventory	14	21
Mountaineer Carbon Capture and Storage Product Validation Facility	13	13
Ormet Special Rate Recovery Mechanism	10	36
Indiana Under-Recovered Capacity Costs	—	22
Other Regulatory Assets Pending Final Regulatory Approval	34	37
Total Regulatory Assets Pending Final Regulatory Approval	$219	$330

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

In October 2011, the PUCO issued an order in the remand proceeding. As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011. In February 2012, the Ohio Consumers’ Counsel (OCC) and the IEU filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 - 2011 and various aspects of the approved environmental carrying charge, which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance. In February 2014, the Supreme Court of Ohio affirmed the PUCO’s decision and rejected all appeals filed by the OCC and the IEU. In February 2014, the IEU filed for reconsideration of the Supreme Court of Ohio decision, which was subsequently denied in May 2014. As of June 30, 2014, OPCo’s net deferred fuel balance was $411 million, excluding unrecognized equity carrying costs.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo filed an appeal at the Supreme Court of Ohio related to the PUCO decision in the PIRR proceeding claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital rate. In November 2012, the IEU and the OCC filed appeals regarding the PUCO decision in the PIRR proceeding. These appeals principally argued that the PUCO should have reduced the deferred fuel balance to reflect the prior “improper” collection of POLR revenues which could reduce OPCo’s net deferred fuel balance up to the full amount. These intervenors’ appeals also argued that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of June 30, 2014, could reduce carrying costs by $29 million including $15 million of unrecognized equity carrying costs. A decision from the Supreme Court of Ohio is pending.

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

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. As of June 30, 2014, OPCo's incurred deferred capacity costs balance of $396 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet.

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

In November 2013, the PUCO issued an order approving OPCo’s CBP with modifications which included the delay of the energy auctions that were originally ordered in the ESP order. As ordered, in February 2014, OPCo conducted an energy-only auction for 10% of the SSO load with delivery beginning April 2014 through May 2015. Also as ordered, in May 2014, OPCo conducted an additional energy-only auction for 25% of the SSO load with delivery beginning November 2014 through May 2015. The PUCO also ordered OPCo to conduct energy-only auctions for an additional 25% of the SSO load with delivery beginning November 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015. OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit. In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In May 2014, an independent auditor was selected by the PUCO and an audit of the recovery of the fixed fuel costs began in June 2014. A final audit report is expected in the third quarter of 2014.

Proposed June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that includes proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. This filing is consistent with the PUCO’s objective for a full transition from FAC and base generation rates to competitively procured SSO supply. The proposal includes a recommended auction schedule, a return on common equity of 10.65% on capital costs for certain riders and estimates an average decrease in rates of 9% over the three-year term of the plan for customers who receive their RPM and energy auction-based generation through OPCo. The proposal also includes a purchased power agreement rider (PPA) that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. The PPA would initially be based upon the OVEC contractual entitlement and could, upon further approval, be expanded to include other contracts involving other Ohio legacy generation assets. Additionally, in July 2014, OPCo submitted a separate application to continue the RSR established in the June 2012 - May 2015 ESP to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh, until the balance of the capacity deferrals has been collected. In May 2014, intervenors and the PUCO staff filed testimony that provided various recommendations including the rejection and/or modification of various riders, including the DIR and the proposed PPA. Hearings at the PUCO in the ESP case were held in June 2014.

If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, its deferred fuel balance and deferred capacity cost, it could reduce future net income and cash flows and impact financial condition.

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

In November 2013, OPCo filed its 2011 and 2012 SEET filings with the PUCO. In March 2014, the PUCO approved a stipulation agreement between OPCo and the PUCO staff that there were no significantly excessive earnings in 2011 for CSPCo or OPCo. In May 2014, the PUCO approved a stipulation agreement between OPCo and the PUCO staff that there were no significantly excessive earnings in 2012 for OPCo. In May 2014, OPCo filed its 2013 SEET filing with the PUCO. Management does not believe there were significantly excessive earnings in 2013.

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

Storm Damage Recovery Rider (SDRR)

In December 2012, OPCo submitted an application with the PUCO to establish initial SDRR rates to recover 2012 incremental storm distribution expenses. In April 2014, the PUCO approved a stipulation agreement between OPCo, the PUCO staff and all intervenors, except the OCC, to recover $55 million over a 12-month period. The agreement also provided that carrying charges using a long-term debt rate will be assessed from April 2013 until recovery begins, but no additional carrying charges will accrue during the actual recovery period. Compliance tariffs were filed with the PUCO and new rates were implemented in April 2014. In May 2014, the PUCO upheld the settlement agreement on rehearing.

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

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audit reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes with the use of a weighted average cost of capital (WACC). The PUCO subsequently ruled in the PIRR proceeding that the fuel clause for these years was approved with a WACC carrying cost and that the carrying costs on the balance should not be net of accumulated income taxes. See the 2009 - 2011 ESP section of the “Ohio Electric Security Plan Filing” related to the PUCO order in the PIRR proceeding. In May 2014, the PUCO issued an order that generally approved OPCo's 2010-2011 fuel costs. The order rejected the auditor recommendation to adjust the WACC carrying charges related to accumulated deferred income taxes. Additionally, the PUCO requested further review related to an affiliate barging agreement and the modification of certain fuel procurement processes and practices. Further, the order provided for the auditor to address any remaining concerns in their next audit report, as they deem necessary. OPCo opposed these additional conditions in its application for rehearing in June 2014. In June 2014, the IEU filed an application with the PUCO for rehearing of this May 2014 order. In July 2014, the PUCO issued an order that denied all requests for rehearing.

2012 and 2013 Fuel Adjustment Clause Audits

In May 2014, the PUCO-selected outside consultant provided its final report related to its 2012 and 2013 FAC audit which included certain unfavorable recommendations related to the FAC recovery for 2012 and 2013. These recommendations are opposed by OPCo. In addition, the PUCO will consider the results of the pending audit of the recovery of fixed fuel costs. See the "June 2012 – May 2015 ESP Including Capacity Charge" section above. If the PUCO orders a reduction to the FAC deferral, it could reduce future net income and cash flows and impact financial condition.

Ormet

Ormet, a large aluminum company, had a contract to purchase power from OPCo through 2018. In February 2013, Ormet filed Chapter 11 bankruptcy proceedings in the state of Delaware and subsequently shut down operations in October 2013. Based upon previous PUCO rulings providing rate assistance to Ormet, the PUCO is expected to permit OPCo to recover unpaid Ormet amounts through the Economic Development Rider (EDR), except where recovery from ratepayers is limited to $20 million related to previously deferred payments from Ormet’s October and November 2012 power bills. OPCo expects that any additional unpaid generation usage by Ormet will be recoverable as a regulatory asset through the EDR. In February 2014, a stipulation agreement between OPCo and Ormet was filed with the PUCO. The stipulation recommended approval of OPCo’s right to fully recover approximately $49 million of foregone revenues through the EDR. Also in February 2014, intervenor comments were filed objecting to full recovery of these foregone revenues. In March 2014, the PUCO issued an order in OPCo’s EDR filing allowing OPCo to include $39 million of Ormet-related foregone revenues in the EDR effective April 2014. The order stated that if the stipulation agreement between OPCo and Ormet is subsequently adopted by the PUCO, OPCo could file an application to modify the EDR rate for the remainder of the period requesting recovery of the remaining $10 million of Ormet deferrals which, as of June 30, 2014, is recorded in regulatory assets on the balance sheet. In April 2014, an intervenor filed testimony objecting to $5 million of the remaining foregone revenues. A hearing at the PUCO related to the stipulation agreement was held in May 2014.

In addition, in the 2009 - 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future. Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs. The PUCO did not take any action on this request. The intervenors raised this issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts discussed above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant. As of June 30, 2014, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order. Intervenors have filed motions with the PUCO requesting that OPCo refund all collected pre-construction costs to Ohio ratepayers with interest.

Management cannot predict the outcome of this proceeding concerning the Ohio IGCC plant or what effect, if any, this proceeding could have on future net income and cash flows. However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In October 2013, the PUCT issued an order affirming the prudence of the Turk Plant but determined that the Turk Plant’s Texas jurisdictional capital cost cap established in a previous Certificate of Convenience and Necessity case also limited SWEPCo’s recovery of AFUDC in addition to limits on its recovery of cash construction costs. Additionally, the PUCT deferred consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2. As of June 30, 2014, the net book value of Welsh Plant, Unit 2 was $85 million, before cost of removal, including materials and supplies inventory and CWIP.

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase is approximately $52 million. In March 2014, the PUCT issued an order related to the January 2014 PUCT ruling and in April 2014, this order became final. In May 2014, intervenors filed appeals of that order with the Texas District Court. In June 2014, SWEPCo intervened in those appeals and filed initial responses.

If any part of the PUCT order is overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, or its retirement-related costs of Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

Texas Transmission Cost Recovery Factor Filing

In May 2014, SWEPCo filed an application with the PUCT to implement its transmission cost recovery factor (TCRF) requesting additional annual revenue of $15 million. The TCRF is designed to recover increases from the amounts included in SWEPCo’s Texas retail base rates for transmission infrastructure improvement costs and wholesale transmission charges under a tariff approved by the FERC. SWEPCo’s application included Turk Plant transmission-related costs. In July 2014, intervenors filed testimony with recommendations that included decreases ranging from $5 million to $14 million to the requested annual revenue. A hearing at the PUCT is scheduled for August 2014. An order is anticipated in the fourth quarter of 2014. If the PUCT were to disallow any portion of the TCRF, it could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of June 30, 2014, SWEPCo has incurred $72 million in costs related to these projects.  SWEPCo will seek to recover these project costs from customers through filings at the state commissions and FERC. These environmental projects could be impacted by pending carbon emission regulations.  As of June 30, 2014, the net book value of Welsh Plant, Units 1 and 3 was $297 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters

Plant Transfer

In March 2014, APCo and WPCo filed a request with the WVPSC for approval to transfer at net book value to WPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity presently owned by AGR. In April 2014, APCo and WPCo filed testimony that supported their request and proposed a base rate surcharge of $113 million, to be offset by an equal reduction in the ENEC revenues, to be effective upon the transfer of the Mitchell Plant to WPCo until APCo's West Virginia base rates are updated. See the "2014 West Virginia Base Rate Case" below. In April 2014, AGR and WPCo filed a request with the FERC for approval to transfer AGR’s one-half interest in the Mitchell Plant to WPCo. In June 2014, the FERC issued an order approving this request. Also in June 2014, an intervenor filed a motion to stay the proceeding at the WVPSC until alternatives to the acquisition of the Mitchell Plant have been explored. In accordance with a July 2014 order addressing the motion to stay, APCo filed supplemental testimony to address intervenor concerns. In July 2014, the WVPSC issued an order that modified the procedural schedule. A hearing at the WVPSC is scheduled for September 2014. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo IGCC Plant

As of June 30, 2014, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $10 million applicable to its Virginia jurisdiction.  In March 2014, APCo submitted a request to the Virginia SCC as part of the 2014 Virginia Biennial Base Rate Case to amortize the Virginia jurisdictional share of these costs over two years. In June 2014, APCo submitted a request to the WVPSC as part of the 2014 West Virginia Base Rate Case to amortize the West Virginia jurisdictional share of these costs over five years. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

2014 Virginia Biennial Base Rate Case

In March 2014, APCo filed a biennial generation and distribution base rate case with the Virginia SCC. In accordance with a Virginia statute, APCo did not request a change in base rates as its Virginia retail combined rate of return on common equity for 2012 and 2013 is within the statutory range of the approved return on common equity of 10.9%. The filing included a request to decrease generation depreciation rates, effective February 2015, primarily due to changes in the expected service lives of various generating units and the extended recovery through 2040 of the net book value of certain planned 2015 plant retirements. Additionally, the filing included a request to amortize $7 million annually for two years, beginning February 2015, related to IGCC and other deferred costs. A hearing at the Virginia SCC is scheduled for September 2014. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $181 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units. The filing also requested amortization of $89 million over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $45 million annually to recover total vegetation management costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In April and May 2014, testimony was filed by the OCC staff and intervenors with recommendations that included adjustments to annual base rates ranging from an increase of $16 million to a reduction of $22 million, primarily based upon the determination of depreciation rates and a return on common equity between 9.18% and 9.5%. Additionally, the recommendations did not support the advanced metering rider or the expansion of the transmission rider. In May 2014, PSO filed rebuttal testimony that included an updated annual base rate increase request of $42 million to reflect certain updated costs.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $7 million of revenues in 2014 and increases to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, to be effective November 2014. Further, the stipulation recommends a return on common equity of 9.85% to be used only in the formula to calculate AFUDC, factoring and for riders with an equity component. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. A hearing at the OCC was held in July 2014. If the OCC were to disallow any portion of this settlement agreement, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2% and adjusted the authorized annual increase in base rates to $92 million in March 2013. In April 2014, the Indiana Office of Utility Consumer Counselor (OUCC) filed an appeal to the Indiana Supreme Court related to the inclusion of a prepaid pension asset in rate base, which is approximately $7 million in annual revenues. If any part of the IURC order is overturned by the Indiana Supreme Court, it could reduce future net income and cash flows and impact financial condition.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its licensed life (2034 for Unit 1 and 2037 for Unit 2). The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of June 30, 2014, I&M has incurred costs of $439 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items that might accommodate a future potential power uprate which the IURC stated I&M could seek recovery of in a subsequent base rate case. I&M will recover approved costs through an LCM rider which will be determined in semi-annual proceedings. The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in rates. In December 2013, the IURC issued an interim order authorizing the implementation of LCM rider rates effective January 2014, subject to reconciliation upon the issuance of a final order by the IURC. In May 2014, the IURC issued a final order approving the LCM rider rates that were implemented in January 2014.

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

Tanners Creek Plant

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

In December 2013, I&M filed an application with the MPSC seeking approval of revised depreciation rates for Rockport Plant, Unit 1 and the Tanners Creek Plant due to the retirement of the Tanners Creek Plant in 2015. Upon the retirement of the Tanners Creek Plant, I&M proposed that, for purposes of determining its depreciation rates, the net book value of the Tanners Creek Plant be recovered over the remaining life of the Rockport Plant. I&M requested to have the impact of these new depreciation rates incorporated into the rates set in its next rate case where I&M will also seek continued recovery of a return on the net book value of the Tanners Creek Plant. The new depreciation rates would result in a decrease in I&M’s Michigan jurisdictional electric depreciation expense which I&M proposed to implement the month following a MPSC order. A hearing at the MPSC is scheduled for September 2014.

As of June 30, 2014, the net book value of the Tanners Creek Plant was $327 million, before cost of removal, including materials and supplies inventory and CWIP. If I&M is ultimately not permitted to fully recover its net book value of the Tanners Creek Plant and its retirement-related costs, it could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters

Plant Transfer

In December 2012, KPCo filed a request with the KPSC for approval to transfer at net book value to KPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity. KPCo also requested that costs related to the Big Sandy Plant, Unit 2 FGD project be established as a regulatory asset. As of June 30, 2014, the net book value of Big Sandy Plant, Unit 2 was $276 million, before cost of removal, including materials and supplies inventory and CWIP.

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

In December 2013, the Attorney General filed an appeal with the Franklin County Circuit Court. In May 2014, KPCo's motion to dismiss the appeal was denied. In May 2014, KPCo filed motions for reconsideration and clarification with the Franklin County Circuit Court. In June 2014, the motion for reconsideration was denied but the motion to clarify was granted, thereby limiting the appeal to the issues of law presented in the Attorney General's appeal. If any part of the KPSC order is overturned, it could reduce future net income and cash flows and impact financial condition.

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

We have two revolving credit facilities totaling $3.5 billion, under which we may issue up to $1.2 billion as letters of credit.  As of June 30, 2014, the maximum future payments for letters of credit issued under the revolving credit facilities were $49 million with maturities ranging from August 2014 to June 2015.

In January 2014, we issued letters of credit under an $85 million uncommitted facility signed in October 2013. As of June 30, 2014, the maximum future payment for letters of credit issued under the uncommitted facility was $69 million with a maturity in January 2015. An uncommitted facility gives the issuer of the facility the right to accept or decline each request we make under the facility.

We have $477 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $483 million.  The letters of credit have maturities ranging from March 2015 to July 2017.

Guarantees of Third-Party Obligations

SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, we estimate the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of June 30, 2014, SWEPCo has collected approximately $63 million through a rider for final mine closure and reclamation costs, of which $16 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $47 million is recorded in Asset Retirement Obligations on our condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees

Contracts

We enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, our exposure generally does not exceed the sale price.  As of June 30, 2014, there were no material liabilities recorded for any indemnifications.

Master Lease Agreements

We lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, we are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of June 30, 2014, the maximum potential loss for these lease agreements was approximately $21 million assuming the fair value of the equipment is zero at the end of the lease term.

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $12 million and $14 million for I&M and SWEPCo, respectively, for the remaining railcars as of June 30, 2014.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ.  I&M’s reserve is approximately $7 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the site or changes in the scope of remediation required by the MDEQ.  We cannot predict the amount of additional cost, if any.

NUCLEAR CONTINGENCIES

I&M owns and operates the two-unit 2,191 MW Cook Plant under licenses granted by the Nuclear Regulatory Commission.  We have a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

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

Natural Gas Markets Lawsuits

In 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in California and in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP (or a subsidiary) is among the companies named as defendants in some of these cases.  We settled, received summary judgment or were dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court's dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court's orders in these cases.  The appellate court reversed the district court's holding that the state antitrust claims were preempted by the Natural Gas Act and the order dismissing AEP from two of the cases on personal jurisdiction grounds and affirmed the decision denying leave to the plaintiffs to amend their complaints in two of the cases.  Defendants in these cases, including AEP, previously filed a petition seeking further review with the U.S. Supreme Court on the preemption issue. In June 2014, AEP filed a petition with the U.S. Supreme Court seeking review of the personal jurisdiction issue. In July 2014, the U.S. Supreme Court granted the defendants' previously filed petition for further review with the U.S. Supreme Court on the preemption issue.  We will continue to defend the cases.  We believe the provision we have is adequate. We are unable to determine a range of potential losses that are reasonably possible of occurring.

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

In March 2014, the federal court granted plaintiffs’ motion to conditionally certify the action as a class action.  Notice was given to all class members and an additional 44 individuals opted in to the class, bringing the plaintiff class to 80 current and former employees. We will continue to defend the case. We are unable to determine a range of potential losses that are reasonably possible of occurring.

National Do Not Call Registry Lawsuit

In May 2014, AEP Energy was served with a complaint filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Telephone Consumer Protection Act (TCPA). The plaintiff alleges that he received telemarketing calls on behalf of AEP Energy despite having registered his telephone number on the National Do Not Call Registry. Plaintiff seeks to represent a class of persons who allegedly received such calls. Plaintiff seeks statutory damages under the TCPA on behalf of himself and the alleged class as well as injunctive relief. We will continue to defend this case. We are unable to determine a range of potential losses that are reasonably possible of occurring.

6.  IMPAIRMENT

2013

Muskingum River Plant, Unit 5 (Generation & Marketing segment)

In May 2013, the U.S. District Court for the Southern District of Ohio approved a modification to the consent decree, which was initially entered into in 2007, requiring certain types of pollution control equipment to be installed at certain AEP plants, including the 600 MW Muskingum River Plant, Unit 5 (MR5) coal-fired generation plant.  Under the modification to the consent decree, we have the option to cease burning coal and retire MR5 in 2015 or to cease burning coal in 2015 and complete a natural gas refueling project no later than June 2017.  In the second quarter of 2013, based on the approval of the modified consent decree and changes in other market factors, we re-evaluated potential courses of action with respect to the planned operation of MR5 and concluded that completion of a refueling project, which would have extended the useful life of MR5, is remote.  As a result, management completed an impairment analysis and concluded that MR5 was impaired.  Under a market-based value approach, using level 3 unobservable inputs, management determined that the fair value of this generating unit was zero based on the lack of installed environmental control equipment and the nature and condition of this generating unit.  In the second quarter of 2013, we recorded a pretax impairment of $154 million in Asset Impairments and Other Related Charges on the statement of income which includes a $6 million pretax impairment of related material and supplies inventory.  Management will retire the plant in 2015.

7.  BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following tables provide the components of our net periodic benefit cost (credit) for the plans for the three and six months ended June 30, 2014 and 2013:

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Service Cost	$18	$18	$3	$6
Interest Cost	56	51	17	17
Expected Return on Plan Assets	(65)	(70)	(28)	(26)
Amortization of Prior Service Credit	—	—	(17)	(18)
Amortization of Net Actuarial Loss	31	46	6	16
Net Periodic Benefit Cost (Credit)	$40	$45	$(19)	$(5)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Service Cost	$36	$35	$7	$12
Interest Cost	111	101	34	35
Expected Return on Plan Assets	(131)	(139)	(56)	(53)
Amortization of Prior Service Cost (Credit)	1	1	(34)	(35)
Amortization of Net Actuarial Loss	62	92	11	32
Net Periodic Benefit Cost (Credit)	$79	$90	$(38)	$(9)

8.  BUSINESS SEGMENTS

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

Generation & Marketing

•	Nonregulated generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM and MISO.

AEP River Operations

•	Commercial barging operations that transports liquids, coal and dry bulk commodities primarily on the Ohio, Illinois and lower Mississippi Rivers.

The remainder of our activities is presented as Corporate and Other.  While not considered a reportable segment, Corporate and Other primarily includes management and professional services to AEP provided at cost to AEP subsidiaries and the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

The tables below present our reportable segment information for the three and six months ended June 30, 2014 and 2013 and balance sheet information as of June 30, 2014 and December 31, 2013.  These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Three Months Ended June 30, 2014
Revenues from:
External Customers	$2,236	(b)	$1,064	$21	$573	(b)	$140	$10	$—	(c)	$4,044
Other Operating Segments	16	(b)	70	36	340	(b)	20	12	(494)		—
Total Revenues	$2,252		$1,134	$57	$913		$160	$22	$(494)		$4,044

Net Income (Loss)	$155		$90	$47	$98		$3	$(2)	$—		$391

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Three Months Ended June 30, 2013
Revenues from:
External Customers	$2,176		$1,019	$6	$298		$111	$9	$(37)	(c)	$3,582
Other Operating Segments	126		45	13	594		6	12	(796)		—
Total Revenues	$2,302		$1,064	$19	$892		$117	$21	$(833)		$3,582

Net Income (Loss)	$153		$75	$19	$(9)		$(9)	$110	$—		$339

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Six Months Ended June 30, 2014
Revenues from:
External Customers	$4,785	(b)	$2,225	$33	$1,394	(b)	$286	$20	$(51)	(c)	$8,692
Other Operating Segments	53	(b)	124	52	770	(b)	39	28	(1,066)		—
Total Revenues	$4,838		$2,349	$85	$2,164		$325	$48	$(1,117)		$8,692

Net Income (Loss)	$434		$187	$71	$261		$6	$(7)	$—		$952

	Vertically Integrated Utilities		Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing		AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Six Months Ended June 30, 2013
Revenues from:
External Customers	$4,532		$2,109	$9	$556		$239	$14	$(51)	(c)	$7,408
Other Operating Segments	285		89	18	1,256		11	25	(1,684)		—
Total Revenues	$4,817		$2,198	$27	$1,812		$250	$39	$(1,735)		$7,408

Net Income (Loss)	$334		$162	$31	$76		$(11)	$111	$—		$703

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
June 30, 2014
Total Property, Plant and Equipment	$38,390	$12,554	$2,079	$8,345	$640	$329	$(272)	(d)	$62,065
Accumulated Depreciation and Amortization	12,562	3,407	16	3,514	204	181	(92)	(d)	19,792
Total Property Plant and Equipment - Net	$25,828	$9,147	$2,063	$4,831	$436	$148	$(180)	(d)	$42,273

Total Assets	$33,024	$13,859	$2,702	$6,301	$638	$20,379	$(19,283)	(d) (e)	$57,620

Long-term Debt Due Within One Year:
Affiliated	$131	$—	$—	$125	$—	$—	$(256)		$—
Non-Affiliated	1,382	448	—	687	3	4	—		2,524

Long-term Debt:
Affiliated	20	—	—	32	—	—	(52)		—
Non-Affiliated	8,445	5,306	689	239	82	840	—		15,601

Total Long-term Debt	$9,978	$5,754	$689	$1,083	$85	$844	$(308)		$18,125

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	AEP River Operations	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2013
Total Property, Plant and Equipment	$37,545	$12,143	$1,636	$8,277	$638	$315	$(269)	(d)	$60,285
Accumulated Depreciation and Amortization	12,250	3,342	10	3,409	189	173	(85)	(d)	19,288
Total Property Plant and Equipment - Net	$25,295	$8,801	$1,626	$4,868	$449	$142	$(184)	(d)	$40,997

Total Assets	$32,791	$14,165	$2,245	$6,426	$673	$19,645	$(19,531)	(d) (e)	$56,414

Long-term Debt Due Within One Year:
Affiliated	$—	$—	$—	$179	$5	$—	$(184)		$—
Non-Affiliated	720	697	—	126	2	4	—		1,549

Long-term Debt:
Affiliated	151	—	—	118	10	—	(279)		—
Non-Affiliated	9,265	5,360	620	664	83	836	—		16,828

Total Long-term Debt	$10,136	$6,057	$620	$1,087	$100	$840	$(463)		$18,377

(a)
Corporate and Other primarily includes management and professional services to AEP provided at cost to AEP subsidiaries and the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent's guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

(b)
Includes the impact of the corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013, as well as the impact of the termination of the Interconnection Agreement effective January 1, 2014.

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

9.  DERIVATIVES AND HEDGING

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

The following table represents the gross notional volume of our outstanding derivative contracts as of June 30, 2014 and December 31, 2013:

Notional Volume of Derivative Instruments

	Volume
	June 30, 2014	December 31, 2013	Unit of Measure
Primary Risk Exposure	(in millions)
Commodity:
Power	430	406	MWhs
Coal	3	4	Tons
Natural Gas	116	127	MMBtus
Heating Oil and Gasoline	5	6	Gallons
Interest Rate	$176	$191	USD

Interest Rate and Foreign Currency	$819	$820	USD

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

Our vehicle fleet and barge operations are exposed to gasoline and diesel fuel price volatility. We enter into financial heating oil and gasoline derivative contracts in order to mitigate price risk of our future fuel purchases. We discontinued cash flow hedge accounting for these derivative contracts effective March 31, 2014. During the three and six months ended June 30, 2013, we designated financial heating oil and gasoline derivatives as cash flow hedges. For disclosure purposes, these contracts were included with other hedging activities as “Commodity” as of December 31, 2013. In March 2014, these contracts were grouped as "Commodity" with other risk management activities. We do not hedge all fuel price risk.

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

Credit risk is the risk that a counterparty will fail to perform on the contract or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to vary from estimated fair value based upon prevailing market supply and demand conditions. Since energy markets are imperfect and volatile, there are inherent risks related to the underlying assumptions in models used to fair value risk management contracts. Unforeseen events may cause reasonable price curves to differ from actual price curves throughout a contract's term and at the time a contract settles. Consequently, there could be significant adverse or favorable effects on future net income and cash flows if market prices are not consistent with our estimates of current market consensus for forward prices in the current period. This is particularly true for longer term contracts. Cash flows may vary based on market conditions, margin requirements and the timing of settlement of our risk management contracts.

According to the accounting guidance for “Derivatives and Hedging,” we reflect the fair values of our derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, we are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the June 30, 2014 and December 31, 2013 condensed balance sheets, we netted $26 million and $4 million, respectively, of cash collateral received from third parties against short-term and long-term risk management assets and $1 million and $13 million, respectively, of cash collateral paid to third parties against short-term and long-term risk management liabilities.

The following tables represent the gross fair value impact of our derivative activity on our condensed balance sheets as of June 30, 2014 and December 31, 2013:

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$454	$28	$4	$486	$(340)	$146
Long-term Risk Management Assets	314	5	—	319	(95)	224
Total Assets	768	33	4	805	(435)	370

Current Risk Management Liabilities	372	20	1	393	(333)	60
Long-term Risk Management Liabilities	182	2	10	194	(79)	115
Total Liabilities	554	22	11	587	(412)	175

Total MTM Derivative Contract Net Assets (Liabilities)	$214	$11	$(7)	$218	$(23)	$195

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$347	$12	$4	$363	$(203)	$160
Long-term Risk Management Assets	368	3	—	371	(74)	297
Total Assets	715	15	4	734	(277)	457

Current Risk Management Liabilities	292	11	1	304	(214)	90
Long-term Risk Management Liabilities	237	3	15	255	(78)	177
Total Liabilities	529	14	16	559	(292)	267

Total MTM Derivative Contract Net Assets (Liabilities)	$186	$1	$(12)	$175	$15	$190

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

The table below presents our activity of derivative risk management contracts for the three and six months ended June 30, 2014 and 2013:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2014	2013	2014	2013
	(in millions)
Vertically Integrated Utilities Revenues	$4	$4	$22	$10
Generation & Marketing Revenues	16	17	48	33
Regulatory Assets (a)	—	(8)	—	(6)
Regulatory Liabilities (a)	29	4	118	(2)
Total Gain on Risk Management Contracts	$49	$17	$188	$35

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

We record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on our condensed statements of income. During the three and six months ended June 30, 2014, we recognized gains of $2 million and $4 million, respectively, on our hedging instruments and offsetting losses of $2 million and $4 million, respectively, on our long-term debt.  During the three and six months ended June 30, 2013, we recognized losses of $11 million and $12 million, respectively, on our hedging instruments and offsetting gains of $11 million and $12 million, respectively, on our long-term debt.  During the three and six months ended June 30, 2014 and 2013, hedge ineffectiveness was immaterial.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on our condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on our condensed balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2014 and 2013, we designated power, coal and natural gas derivatives as cash flow hedges.

We reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on our condensed statements of income. During the three and six months ended June 30, 2013, we designated heating oil and gasoline derivatives as cash flow hedges. We discontinued cash flow hedge accounting for these derivative contracts effective March 31, 2014.

We reclassify gains and losses on interest rate derivative hedges related to our debt financings from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Interest Expense on our condensed statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2014 and 2013, we designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to our foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets into Depreciation and Amortization expense on our condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and six months ended June 30, 2014 and 2013, we did not designate any foreign currency derivatives as cash flow hedges.

During the three and six months ended June 30, 2014 and 2013, hedge ineffectiveness was immaterial or nonexistent for all cash flow hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on our condensed balance sheets and the reasons for changes in cash flow hedges for the three and six months ended June 30, 2014 and 2013, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of June 30, 2014 and December 31, 2013 were:

Impact of Cash Flow Hedges on the Condensed Balance Sheet
June 30, 2014

	Commodity	Interest Rate and Foreign Currency	Total
	(in millions)
Hedging Assets (a)	$15	$—	$15
Hedging Liabilities (a)	4	2	6
AOCI Gain (Loss) Net of Tax	6	(21)	(15)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	4	(3)	1

Impact of Cash Flow Hedges on the Condensed Balance Sheet
December 31, 2013

	Commodity	Interest Rate and Foreign Currency	Total
	(in millions)
Hedging Assets (a)	$7	$—	$7
Hedging Liabilities (a)	6	2	8
AOCI Loss Net of Tax	—	(23)	(23)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	—	(4)	(4)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the condensed balance sheets.

The actual amounts that we reclassify from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.  As of June 30, 2014, the maximum length of time that we are hedging (with contracts subject to the accounting guidance for “Derivatives and Hedging”) our exposure to variability in future cash flows related to forecasted transactions was 42 months.

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

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs), a limited number of derivative and non-derivative contracts primarily related to our competitive retail auction loads, and guaranties for contractual obligations, we are obligated to post an additional amount of collateral if our credit ratings decline below a specified rating threshold. The amount of collateral required fluctuates based on market prices and our total exposure. On an ongoing basis, our risk management organization assesses the appropriateness of these collateral triggering items in contracts. AEP and its subsidiaries have not experienced a downgrade below a specified rating threshold that would require the posting of additional collateral. The following table represents: (a) our fair value of such derivative contracts, (b) the amount of collateral we would have been required to post for all derivative and non-derivative contracts and guaranties for contractual obligations if our credit ratings had declined below a specified rating threshold and (c) how much was attributable to RTO and ISO activities as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Liabilities for Derivative Contracts with Credit Downgrade Triggers	$1	$3
Amount of Collateral AEP Subsidiaries Would Have Been Required to Post	167	33
Amount Attributable to RTO and ISO Activities	54	28

In addition, a majority of our non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, our risk management organization assesses the appropriateness of these cross-default provisions in our contracts. The following table represents: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral we have posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering our contractual netting arrangements as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	$201	$293
Amount of Cash Collateral Posted	—	1
Additional Settlement Liability if Cross Default Provision is Triggered	141	235

10.  FAIR VALUE MEASUREMENTS

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability. The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with our established risk management policies as approved by the Finance Committee of our Board of Directors. Our market risk oversight staff independently monitors our risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various daily, weekly and/or monthly reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer. The Competitive Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.

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

The book values and fair values of Long-term Debt as of June 30, 2014 and December 31, 2013 are summarized in the following table:

	June 30, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term Debt	$18,125	$20,284	$18,377	$19,672

Fair Value Measurements of Other Temporary Investments

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and Securities Available for Sale, including marketable securities that we intend to hold for less than one year and investments by our protected cell of EIS.

The following is a summary of Other Temporary Investments:

	June 30, 2014
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Restricted Cash (a)	$272	$—	$—	$272
Fixed Income Securities - Mutual Funds	80	—	—	80
Equity Securities - Mutual Funds	13	12	—	25
Total Other Temporary Investments	$365	$12	$—	$377

	December 31, 2013
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Restricted Cash (a)	$250	$—	$—	$250
Fixed Income Securities - Mutual Funds	80	—	—	80
Equity Securities - Mutual Funds	12	11	—	23
Total Other Temporary Investments	$342	$11	$—	$353

(a)	Primarily represents amounts held for the repayment of debt.

The following table provides the activity for our fixed income and equity securities within Other Temporary Investments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Proceeds from Investment Sales	$—	$—	$—	$—
Purchases of Investments	—	—	1	11
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

As of June 30, 2014 and December 31, 2013, we had no Other Temporary Investments with an unrealized loss position.  As of June 30, 2014, fixed income securities were primarily debt based mutual funds with short and intermediate maturities.  Mutual funds may be sold and do not contain maturity dates.

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, see Note 3.

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

The following is a summary of nuclear trust fund investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Gains	Other-Than- Temporary Impairments	Estimated Fair Value	Gross Unrealized Gains	Other-Than- Temporary Impairments
	(in millions)
Cash and Cash Equivalents	$15	$—	$—	$19	$—	$—
Fixed Income Securities:
United States Government	580	37	(26)	609	26	(4)
Corporate Debt	47	4	(1)	37	2	(1)
State and Local Government	309	1	(1)	255	1	—
Subtotal Fixed Income Securities	936	42	(28)	901	29	(5)
Equity Securities - Domestic	1,068	557	(79)	1,012	506	(82)
Spent Nuclear Fuel and Decommissioning Trusts	$2,019	$599	$(107)	$1,932	$535	$(87)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Proceeds from Investment Sales	$335	$217	$483	$385
Purchases of Investments	345	227	509	412
Gross Realized Gains on Investment Sales	9	9	17	12
Gross Realized Losses on Investment Sales	8	8	9	10

The adjusted cost of fixed income securities was $894 million and $872 million as of June 30, 2014 and December 31, 2013, respectively.  The adjusted cost of equity securities was $511 million and $506 million as of June 30, 2014 and December 31, 2013, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2014 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$39
1 year – 5 years	414
5 years – 10 years	208
After 10 years	275
Total	$936

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$15	$1	$—	$174	$190

Other Temporary Investments
Restricted Cash (a)	251	10	—	11	272
Fixed Income Securities - Mutual Funds	80	—	—	—	80
Equity Securities - Mutual Funds (b)	25	—	—	—	25
Total Other Temporary Investments	356	10	—	11	377

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	15	585	148	(399)	349
Cash Flow Hedges:
Commodity Hedges (c)	—	26	7	(18)	15
Fair Value Hedges	—	1	—	3	4
De-designated Risk Management Contracts (e)	—	—	—	2	2
Total Risk Management Assets	15	612	155	(412)	370

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (f)	4	—	—	11	15
Fixed Income Securities:
United States Government	—	580	—	—	580
Corporate Debt	—	47	—	—	47
State and Local Government	—	309	—	—	309
Subtotal Fixed Income Securities	—	936	—	—	936
Equity Securities - Domestic (b)	1,068	—	—	—	1,068
Total Spent Nuclear Fuel and Decommissioning Trusts	1,072	936	—	11	2,019

Total Assets	$1,458	$1,559	$155	$(216)	$2,956

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$26	$485	$23	$(374)	$160
Cash Flow Hedges:
Commodity Hedges (c)	—	22	—	(18)	4
Interest Rate/Foreign Currency Hedges	—	2	—	—	2
Fair Value Hedges	—	6	—	3	9
Total Risk Management Liabilities	$26	$515	$23	$(389)	$175

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$16	$1	$—	$101	$118

Other Temporary Investments
Restricted Cash (a)	231	8	—	11	250
Fixed Income Securities - Mutual Funds	80	—	—	—	80
Equity Securities - Mutual Funds (b)	23	—	—	—	23
Total Other Temporary Investments	334	8	—	11	353

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	22	549	142	(273)	440
Cash Flow Hedges:
Commodity Hedges (c)	—	15	—	(8)	7
Fair Value Hedges	—	1	—	3	4
De-designated Risk Management Contracts (e)	—	—	—	6	6
Total Risk Management Assets	22	565	142	(272)	457

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (f)	8	—	—	11	19
Fixed Income Securities:
United States Government	—	609	—	—	609
Corporate Debt	—	37	—	—	37
State and Local Government	—	255	—	—	255
Subtotal Fixed Income Securities	—	901	—	—	901
Equity Securities - Domestic (b)	1,012	—	—	—	1,012
Total Spent Nuclear Fuel and Decommissioning Trusts	1,020	901	—	11	1,932

Total Assets	$1,392	$1,475	$142	$(149)	$2,860

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$30	$475	$22	$(282)	$245
Cash Flow Hedges:
Commodity Hedges (c)	—	11	3	(8)	6
Interest Rate/Foreign Currency Hedges	—	2	—	—	2
Fair Value Hedges	—	11	—	3	14
Total Risk Management Liabilities	$30	$499	$25	$(287)	$267

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

(d)
The June 30, 2014 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $1 million in 2014, ($11) million in periods 2015-2017 and ($1) million in periods 2018-2019;  Level 2 matures $21 million in 2014, $65 million in periods 2015-2017, $10 million in periods 2018-2019 and $4 million in periods 2020-2030;  Level 3 matures $42 million in 2014, $45 million in periods 2015-2017, $14 million in periods 2018-2019 and $24 million in periods 2020-2030.  Risk management commodity contracts are substantially comprised of power contracts.

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

(g)
The December 31, 2013 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $4 million in 2014, ($11) million in periods 2015-2017 and ($1) million in periods 2018-2019;  Level 2 matures $25 million in 2014, $37 million in periods 2015-2017, $7 million in periods 2018-2019 and $5 million in periods 2020-2030;  Level 3 matures $27 million in 2014, $60 million in periods 2015-2017, $14 million in periods 2018-2019 and $19 million in periods 2020-2030.  Risk management commodity contracts are substantially comprised of power contracts.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives and other investments classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2014	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of March 31, 2014	$105
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(14)
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	6
Purchases, Issuances and Settlements (c)	(2)
Transfers into Level 3 (d) (e)	5
Transfers out of Level 3 (e) (f)	(6)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	38
Balance as of June 30, 2014	$132

Three Months Ended June 30, 2013	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of March 31, 2013	$76
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(1)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	26
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(1)
Purchases, Issuances and Settlements (c)	(2)
Transfers into Level 3 (d) (e)	12
Transfers out of Level 3 (e) (f)	1
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	11
Balance as of June 30, 2013	$122

Six Months Ended June 30, 2014	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of December 31, 2013	$117
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	82
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(9)
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	14
Purchases, Issuances and Settlements (c)	(102)
Transfers into Level 3 (d) (e)	1
Transfers out of Level 3 (e) (f)	(7)
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	36
Balance as of June 30, 2014	$132

Six Months Ended June 30, 2013	Net Risk Management Assets (Liabilities)
(in millions)
Balance as of December 31, 2012	$86
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(12)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	22
Purchases, Issuances and Settlements (c)	(1)
Transfers into Level 3 (d) (e)	18
Transfers out of Level 3 (e) (f)	1
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	8
Balance as of June 30, 2013	$122

(a)	Included in revenues on the condensed statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents the settlement of risk management commodity contracts for the reporting period.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Represents existing assets or liabilities that were previously categorized as Level 3.

(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of our Level 3 positions as of June 30, 2014 and December 31, 2013:

Significant Unobservable Inputs
June 30, 2014

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$116	$22	Discounted Cash Flow	Forward Market Price (a)	$10.71	$110.67	$50.44
				Counterparty Credit Risk (b)	251
FTRs	39	1	Discounted Cash Flow	Forward Market Price (a)	(14.63)	9.69	0.97
Total	$155	$23

Significant Unobservable Inputs
December 31, 2013

				Significant
	Fair Value		Valuation	Unobservable	Input/Range
	Assets	Liabilities	Technique	Input	Low	High
	(in millions)
Energy Contracts	$132	$22	Discounted Cash Flow	Forward Market Price (a)	$11.42	$120.72
				Counterparty Credit Risk (b)	316
FTRs	10	3	Discounted Cash Flow	Forward Market Price (a)	(5.10)	10.44
Total	$142	$25

(a)	Represents market prices in dollars per MWh.

(b)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs as of June 30, 2014:

Sensitivity of Fair Value Measurements
June 30, 2014

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)
Counterparty Credit Risk	Loss	Increase (Decrease)	Higher (Lower)
Counterparty Credit Risk	Gain	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

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

12.  FINANCING ACTIVITIES

Long-term Debt

The following table details long-term debt outstanding as of June 30, 2014 and December 31, 2013:

Type of Debt	June 30, 2014	December 31, 2013
	(in millions)
Senior Unsecured Notes	$11,901	$11,799
Pollution Control Bonds	1,963	1,932
Notes Payable	310	369
Securitization Bonds	2,547	2,686
Spent Nuclear Fuel Obligation (a)	265	265
Other Long-term Debt	1,169	1,360
Fair Value of Interest Rate Hedges	(5)	(9)
Unamortized Discount, Net	(25)	(25)
Total Long-term Debt Outstanding	18,125	18,377
Long-term Debt Due Within One Year	2,524	1,549
Long-term Debt	$15,601	$16,828

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $309 million and $309 million as of June 30, 2014 and December 31, 2013, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on our condensed balance sheets.

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2014 are shown in the tables below:

Company	Type of Debt	Principal Amount		Interest Rate	Due Date
Issuances:		(in millions)		(%)
APCo	Senior Unsecured Notes	$300		4.40	2044
I&M	Pollution Control Bonds	100		1.75	2018
PSO	Other Long-term Debt	75		Variable	2016

Non-Registrant:
AEPTCo	Senior Unsecured Notes	30		5.42	2044
AGR	Pollution Control Bonds	79		Variable	2015
AGR	Pollution Control Bonds	60	(a)	Variable	2038
KPCo	Pollution Control Bonds	65	(a)	Variable	2036
TCC	Senior Unsecured Notes	50		2.61	2019
TCC	Senior Unsecured Notes	50		3.81	2026
TCC	Senior Unsecured Notes	100		4.67	2044
Transource Missouri	Other Long-term Debt	39		Variable	2018
Total Issuances		$948	(b)

(a)	Pollution Control Bonds are subject to redemption earlier than the maturity date. Consequently, these bonds have been classified for maturity purposes as Long-term Debt Due Within One Year.

(b)	Amount indicated on the statement of cash flows is net of issuance costs and premium or discount and will not tie to the issuance amount.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Total Retirements and Principal Payments:		(in millions)	(%)
APCo	Other Long-term Debt	$300	Variable	2015
APCo	Senior Unsecured Notes	200	4.95	2015
I&M	Notes Payable	19	Variable	2017
I&M	Notes Payable	14	Variable	2016
I&M	Notes Payable	7	2.12	2016
I&M	Notes Payable	10	Variable	2016
I&M	Notes Payable	4	4.00	2014
I&M	Other Long-term Debt	5	Variable	2015
I&M	Other Long-term Debt	1	6.00	2025
I&M	Pollution Control Bonds	100	6.25	2014
OPCo	Pollution Control Bonds	79	3.25	2014
OPCo	Pollution Control Bonds	60	3.875	2014
OPCo	Senior Unsecured Notes	225	4.85	2014
PSO	Pollution Control Bonds	34	5.25	2014
SWEPCo	Notes Payable	2	4.58	2032

Non-Registrant:
AEGCo	Senior Unsecured Notes	4	6.33	2037
AEP Subsidiaries	Notes Payable	1	8.03	2026
AEP Subsidiaries	Notes Payable	1	7.59	2026
AEP Subsidiaries	Notes Payable	1	Variable	2017
TCC	Securitization Bonds	72	5.09	2015
TCC	Securitization Bonds	40	6.25	2016
TCC	Securitization Bonds	26	0.88	2017
Total Retirements and Principal Payments		$1,205

In July 2014, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2014, OPCo retired $35 million of Securitization Bonds.

In July 2014, SWEPCo issued a $100 million three-year term credit facility and drew the full amount.

In July 2014, TCC retired $112 million of Securitization Bonds.

As of June 30, 2014, trustees held on our behalf, $435 million of our reacquired Pollution Control Bonds.

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

Short-term Debt

Our outstanding short-term debt was as follows:

	June 30, 2014		December 31, 2013
Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$750	0.23%	$700	0.23%
Commercial Paper	732	0.27%	57	0.29%
Total Short-term Debt	$1,482		$757

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the ''Transfers and Servicing'' accounting guidance.

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

Our receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement was increased in June 2014 from $700 million and expires in June 2016.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Effective Interest Rates on Securitization of
Accounts Receivable	0.22%	0.22%	0.23%	0.23%
Net Uncollectible Accounts Receivable
Written Off	$7	$7	$14	$14

	June 30, 2014	December 31, 2013
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,040	$929
Total Principal Outstanding	750	700
Delinquent Securitized Accounts Receivable	56	45
Bad Debt Reserves Related to Securitization/Sale of Accounts Receivable	19	16
Unbilled Receivables Related to Securitization/Sale of Accounts Receivable	383	331

Customer accounts receivable retained and securitized for our operating companies are managed by AEP Credit.  AEP Credit’s delinquent customer accounts receivable represents accounts greater than 30 days past due.

13.  VARIABLE INTEREST ENTITIES

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

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended June 30, 2014 and 2013 were $41 million and $40 million, respectively, and for the six months ended June 30, 2014 and 2013 were $80 million and $84 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on the condensed balance sheets.

I&M has nuclear fuel lease agreements with DCC Fuel II LLC, DCC Fuel IV LLC, DCC Fuel V LLC and DCC Fuel VI LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended June 30, 2014 and 2013 were $32 million and $38 million, respectively, and for the six months ended June 30, 2014 and 2013 were $56 million and $64 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on our control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  In October 2013, the lease agreements ended for DCC Fuel LLC and DCC Fuel III LLC.  See the tables below for the classification of DCC Fuel’s assets and liabilities on the condensed balance sheets.

AEP Credit is a wholly-owned subsidiary of AEP.  AEP Credit purchases, without recourse, accounts receivable from certain utility subsidiaries of AEP to reduce working capital requirements.  AEP provides a minimum of 5% equity and up to 20% of AEP Credit’s short-term borrowing needs in excess of third party financings.  Any third party financing of AEP Credit only has recourse to the receivables securitized for such financing.  Based on our control of AEP Credit, management concluded that we are the primary beneficiary and are required to consolidate AEP Credit.  See the tables below for the classification of AEP Credit’s assets and liabilities on the condensed balance sheets.  See “Securitized Accounts Receivable – AEP Credit” section of Note 12.

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.  Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant.  Therefore, TCC is required to consolidate Transition Funding.  The securitized bonds totaled $1.9 billion and $2 billion as of June 30, 2014 and December 31, 2013, respectively.  Transition Funding has securitized transition assets of $1.8 billion and $1.9 billion as of June 30, 2014 and December 31, 2013, respectively.  The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT.  The securitization bonds are payable only from and secured by the securitized transition assets.  The bondholders have no recourse to TCC or any other AEP entity.  TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Transition Funding’s assets and liabilities on the condensed balance sheets.

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $267 million and $267 million as of June 30, 2014 and December 31, 2013, respectively.  Ohio Phase-in-Recovery Funding has securitized assets of $122 million and $132 million as of June 30, 2014 and December 31, 2013, respectively.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs.  See the table below for the classification of Ohio Phase-in-Recovery Funding's assets and liabilities on the condensed balance sheets.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo's under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo's equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $380 million and $380 million as of June 30, 2014 and December 31, 2013, respectively.  Appalachian Consumer Rate Relief Funding has securitized assets of $361 million and $369 million as of June 30, 2014 and December 31, 2013, respectively.  The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding's securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs.  See the tables below for the classification of Appalachian Consumer Rate Relief Funding's assets and liabilities on the condensed balance sheets.

The securitized bonds of Transition Funding, Ohio Phase-in-Recovery Funding and Appalachian Consumer Rate Relief Funding are included in current and long-term debt on the condensed balance sheets. The securitized assets of Transition Funding, Ohio Phase-in-Recovery Funding and Appalachian Consumer Rate Relief Funding are included in securitized assets on the condensed balance sheets.

Our subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance.  EIS has multiple protected cells.  Neither AEP nor its subsidiaries have an equity investment in EIS.  The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance.  Our subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims.  Based on our control and the structure of the protected cell and EIS, management concluded that we are the primary beneficiary of the protected cell and are required to consolidate EIS.  Our insurance premium expense to the protected cell for the three months ended June 30, 2014 and 2013 were $1.4 million and $14 thousand, respectively, and for the six months ended June 30, 2014 and 2013 were $18 million and $15 million, respectively.  See the tables below for the classification of the protected cell’s assets and liabilities on the condensed balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

Transource Energy was formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. AEP has equity and voting ownership of 86.5% with the other owner having 13.5% interest. Management has concluded that Transource Energy is a VIE and that AEP is the primary beneficiary because AEP has the power to direct the most significant activities of the entity. Therefore, AEP is required to consolidate Transource Energy. AEP’s equity interest could potentially be significant. In January 2014, Transource Missouri acquired transmission assets from the non-controlling owner and issued debt and received a capital contribution to fund the acquisition. The majority of Transource Energy’s activity resulted from the asset acquisition, debt issuance and capital contribution. See the tables below for the classification of Transource Energy’s assets and liabilities on the condensed balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
June 30, 2014
(in millions)

	SWEPCo Sabine	I&M DCC Fuel	AEP Credit	TCC Transition Funding		OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		Protected Cell of EIS	Transource Energy
ASSETS
Current Assets	$59	$88	$1,048	$218		$48		$23		$152	$3
Net Property, Plant and
Equipment	153	97	—	—		—		—		—	73
Other Noncurrent Assets	51	35	1	1,805	(a)	232	(b)	369	(c)	3	4
Total Assets	$263	$220	$1,049	$2,023		$280		$392		$155	$80

LIABILITIES AND EQUITY
Current Liabilities	$29	$84	$948	$320		$61		$30		$41	$14
Noncurrent Liabilities	234	136	—	1,685		218		360		73	39
Equity	—	—	101	18		1		2		41	27
Total Liabilities and Equity	$263	$220	$1,049	$2,023		$280		$392		$155	$80

(a)	Includes an intercompany item eliminated in consolidation of $79 million.

(b)	Includes an intercompany item eliminated in consolidation of $108 million.

(c)	Includes an intercompany item eliminated in consolidation of $4 million.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
December 31, 2013
(in millions)

	SWEPCo Sabine	I&M DCC Fuel	AEP Credit	TCC Transition Funding		OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		Protected Cell of EIS
ASSETS
Current Assets	$67	$118	$935	$232		$23		$6		$143
Net Property, Plant and Equipment	157	157	—	—		—		—		—
Other Noncurrent Assets	51	60	1	1,918	(a)	252	(b)	378	(c)	3
Total Assets	$275	$335	$936	$2,150		$275		$384		$146

LIABILITIES AND EQUITY
Current Liabilities	$33	$108	$827	$312		$37		$14		$39
Noncurrent Liabilities	242	227	1	1,820		237		368		66
Equity	—	—	108	18		1		2		41
Total Liabilities and Equity	$275	$335	$936	$2,150		$275		$384		$146

(a)	Includes an intercompany item eliminated in consolidation of $82 million.

(b)	Includes an intercompany item eliminated in consolidation of $116 million.

(c)	Includes an intercompany item eliminated in consolidation of $4 million.

DHLC is a mining operator that sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended June 30, 2014 and 2013 were $6 million and $13 million, respectively, and for the six months ended June 30, 2014 and 2013 were $8 million and $31 million, respectively.  We are not required to consolidate DHLC as we are not the primary beneficiary, although we hold a significant variable interest in DHLC.  Our equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on the condensed balance sheets.

Our investment in DHLC was:

	June 30, 2014		December 31, 2013
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$8	$8	$8	$8
Retained Earnings	2	2	1	1
SWEPCo's Guarantee of Debt	—	116	—	61

Total Investment in DHLC	$10	$126	$9	$70

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

In August 2012, the PJM board cancelled the PATH Project, the transmission project that PATH was intended to develop, and removed it from the 2012 Regional Transmission Expansion Plan.  In September 2012, the PATH Project companies submitted an application to the FERC requesting authority to recover prudently-incurred costs associated with the PATH Project. In November 2012, the FERC issued an order accepting the PATH Project's abandonment cost recovery application, subject to settlement procedures and hearing. The parties to the case have been unable to reach a settlement agreement and in March 2014, settlement judge procedures were terminated. A hearing at the FERC is scheduled for January 2015.

Our investment in PATH-WV was:

	June 30, 2014		December 31, 2013
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$19	$19	$19	$19
Retained Earnings	6	6	6	6

Total Investment in PATH-WV	$25	$25	$25	$25
As of June 30, 2014, our $25 million investment in PATH-WV is included in Deferred Charges and Other Noncurrent Assets on the condensed balance sheet. If we cannot ultimately recover our investment related to PATH-WV, it could reduce future net income and cash flows.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Plant Transfer

In March 2014, APCo and WPCo filed a request with the WVPSC for approval to transfer at net book value to WPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity presently owned by AGR. In April 2014, APCo and WPCo filed testimony that supported their request and proposed a base rate surcharge of $113 million, to be offset by an equal reduction in the ENEC revenues, to be effective upon the transfer of the Mitchell Plant to WPCo. Management anticipates an order related to the proposed plant transfer will be issued in the fourth quarter of 2014. In April 2014, APCo and WPCo also filed a request with the FERC for approval to transfer AGR’s one-half interest in the Mitchell Plant to WPCo. In June 2014, the FERC issued an order approving this request. Also in June 2014, an intervenor filed a motion to stay the proceeding at the WVPSC until alternatives to the acquisition of the Mitchell Plant have been explored. In accordance with a July 2014 order addressing the motion to stay, APCo filed supplemental testimony to address intervenor concerns. In July 2014, the WVPSC issued an order that modified the procedural schedule. A hearing at the WVPSC is scheduled for September 2014. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. Upon transfer of the Mitchell Plant to WPCo, WPCo will no longer purchase power from AGR. See the “Plant Transfer” section of APCo Rate Matters in Note 4.

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

2014 Virginia Biennial Base Rate Case

In March 2014, APCo filed a biennial generation and distribution base rate case with the Virginia SCC. In accordance with a Virginia statute, APCo did not request an increase in base rates as its Virginia retail combined rate of return on common equity for 2012 and 2013 is within the statutory range of the approved return on common equity of 10.9%. The filing included a request to decrease generation depreciation rates, effective February 2015, primarily due to the change in the expected service life of certain plants. Additionally, the filing included a request to amortize $7 million annually for two years, beginning February 2015, related to IGCC and other deferred costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 Virginia Biennial Base Rate Case” section of APCo Rate Matters in Note 4.

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $156 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates and requested amortization of $77 million over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $38 million annually to recover total vegetation management costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2014 West Virginia Base Rate Case” section of APCo Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, APCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 3 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies in the 2013 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 164. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 243 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions of KWhs)
Retail:
Residential	2,266	2,256	6,628	6,257
Commercial	1,644	1,617	3,424	3,359
Industrial	2,573	2,655	5,065	5,243
Miscellaneous	209	198	431	415
Total Retail	6,692	6,726	15,548	15,274

Wholesale	873	1,788	1,944	4,069

Total KWhs	7,565	8,514	17,492	19,343

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in degree days)
Actual - Heating (a)	61	92	1,776	1,497
Normal - Heating (b)	92	93	1,403	1,405

Actual - Cooling (c)	402	388	402	388
Normal - Cooling (b)	360	360	367	367

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income
(in millions)

Second Quarter of 2013	$30

Changes in Gross Margin:
Retail Margins	70
Off-system Sales	(2)
Transmission Revenues	(2)
Other Revenues	(2)
Total Change in Gross Margin	64

Changes in Expenses and Other:
Other Operation and Maintenance	(31)
Depreciation and Amortization	(12)
Taxes Other Than Income Taxes	(2)
Carrying Costs Income	(3)
Other Income	(1)
Interest Expense	(5)
Total Change in Expenses and Other	(54)

Income Tax Expense	(4)

Second Quarter of 2014	$36

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $70 million primarily due to the following:

•
A $46 million increase primarily due to increases in rates in Virginia and West Virginia.  Of these increases, $25 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $19 million decrease in capacity settlement expenses due to the termination of the Interconnection Agreement.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $31 million primarily due to the following:

•	A $15 million increase in transmission expenses primarily due to PJM services.

•	A $9 million increase in steam maintenance expenses at Amos Plant partially driven by APCo's increased ownership of the plant.

•	Depreciation and Amortization expenses increased $12 million primarily due to an increase in depreciable base including the increased ownership in Amos Plant.

•	Interest Expense increased $5 million primarily due to the November 2013 issuance of securitization bonds and the assumption of debt related to increased ownership of Amos Plant in December 2013.

•	Income Tax Expense increased $4 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income
(in millions)

Six Months Ended June 30, 2013	$100

Changes in Gross Margin:
Retail Margins	116
Off-system Sales	(1)
Transmission Revenues	1
Other Revenues	(1)
Total Change in Gross Margin	115

Changes in Expenses and Other:
Other Operation and Maintenance	(6)
Depreciation and Amortization	(29)
Taxes Other Than Income Taxes	(5)
Carrying Costs Income	(5)
Interest Expense	(9)
Total Change in Expenses and Other	(54)

Income Tax Expense	(23)

Six Months Ended June 30, 2014	$138

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $116 million primarily due to the following:

•
A $72 million increase primarily due to increases in rates in West Virginia and Virginia.  Of these increases, $40 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $38 million decrease in capacity settlement expenses due to the termination of the Interconnection Agreement.

•	A $26 million increase in weather-related usage primarily due to a 19% increase in heating degree days.

•	A $10 million decrease in other variable electric generation expenses.
These increases were partially offset by:

•	A $13 million increase in PJM expenses.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $6 million primarily due to the following:

•	A $25 million increase in steam operation and maintenance expenses primarily associated with activities at Amos Plant partially driven by APCo's increased ownership of the plant.

•	A $15 million increase in transmission expenses primarily due to PJM services.

•	A $9 million increase in transmission expenses due to increased investment in the PJM region. These expenses are primarily offset in Transmission Revenues.
These increases were partially offset by:

•	A $30 million write-off in the first quarter of 2013 of previously deferred Virginia storm costs resulting from the 2013 enactment of a Virginia law.

•	A $20 million decrease in distribution maintenance expense due to $25 million of storm expenses in January and June 2013 partially offset by $5 million of storm expenses in June 2014.

•	Depreciation and Amortization expenses increased $29 million primarily due to the following:

•	A $21 million increase due to an increase in depreciable base including the increased ownership in Amos Plant.

•	A $5 million increase due to amortization of Virginia Environmental deferrals. This increase in expense is offset within Retail Margins above.

•	Taxes Other Than Income Taxes increased $5 million due to:

•	A $3 million increase in real and personal property taxes amortization.

•	A $2 million increase in state business occupation tax and state minimum tax expense.

•	Carrying Costs Income decreased $5 million primarily due to the November 2013 securitization of the West Virginia ENEC deferral balance.

•
Interest Expense increased $9 million primarily due to the November 2013 issuance of securitization bonds and the assumption of debt related to APCo's increased ownership of Amos Plant in December 2013.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 243 for a discussion of accounting pronouncements.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Electric Generation, Transmission and Distribution	$664,051	$670,249	$1,530,508	$1,542,981
Sales to AEP Affiliates	28,070	73,893	72,984	150,753
Other Revenues	2,547	2,362	4,567	4,264
TOTAL REVENUES	694,668	746,504	1,608,059	1,697,998

EXPENSES
Fuel and Other Consumables Used for Electric Generation	202,903	163,521	433,640	368,460
Purchased Electricity for Resale	86,033	59,487	255,024	124,943
Purchased Electricity from AEP Affiliates	—	181,856	4,662	404,798
Other Operation	99,896	79,764	193,434	158,672
Maintenance	69,484	58,560	129,574	157,946
Depreciation and Amortization	95,650	83,240	200,236	171,143
Taxes Other Than Income Taxes	30,025	28,004	60,802	55,404
TOTAL EXPENSES	583,991	654,432	1,277,372	1,441,366

OPERATING INCOME	110,677	92,072	330,687	256,632

Other Income (Expense):
Interest Income	389	1,469	790	1,800
Carrying Costs Income (Expense)	263	3,133	(1,612)	3,236
Allowance for Equity Funds Used During Construction	1,625	1,213	2,860	1,983
Interest Expense	(53,130)	(48,128)	(104,802)	(96,332)

INCOME BEFORE INCOME TAX EXPENSE	59,824	49,759	227,923	167,319

Income Tax Expense	23,577	19,897	89,825	66,909

NET INCOME	$36,247	$29,862	$138,098	$100,410

The common stock of APCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$36,247	$29,862	$138,098	$100,410

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $90 and $48 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $222 and $725 for the Six Months Ended June 30, 2014 and 2013, Respectively	166	89	412	1,347
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $180 and $193 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $359 and $386 for the Six Months Ended June 30, 2014 and 2013, Respectively	(333)	358	(666)	716

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(167)	447	(254)	2,063

TOTAL COMPREHENSIVE INCOME	$36,080	$30,309	$137,844	$102,473

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2012	$260,458	$1,573,752	$1,248,250	$(29,898)	$3,052,562

Common Stock Dividends			(90,000)		(90,000)
Net Income			100,410		100,410
Other Comprehensive Income				2,063	2,063
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2013	$260,458	$1,573,752	$1,258,660	$(27,835)	$3,065,035

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2013	$260,458	$1,809,562	$1,156,461	$2,951	$3,229,432

Common Stock Dividends			(40,000)		(40,000)
Net Income			138,098		138,098
Other Comprehensive Loss				(254)	(254)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2014	$260,458	$1,809,562	$1,254,559	$2,697	$3,327,276

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$3,213	$2,745
Advances to Affiliates	28,794	92,485
Accounts Receivable:
Customers	125,999	142,010
Affiliated Companies	52,876	113,793
Accrued Unbilled Revenues	37,911	55,930
Miscellaneous	608	412
Allowance for Uncollectible Accounts	(2,742)	(2,443)
Total Accounts Receivable	214,652	309,702
Fuel	119,973	191,811
Materials and Supplies	131,561	128,843
Risk Management Assets	24,819	21,171
Regulatory Asset for Under-Recovered Fuel Costs	76,364	39,811
Prepayments and Other Current Assets	37,111	16,472
TOTAL CURRENT ASSETS	636,487	803,040

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,805,605	6,745,172
Transmission	2,186,855	2,160,660
Distribution	3,192,082	3,139,150
Other Property, Plant and Equipment	369,950	357,517
Construction Work in Progress	222,129	184,701
Total Property, Plant and Equipment	12,776,621	12,587,200
Accumulated Depreciation and Amortization	3,739,411	3,617,990
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,037,210	8,969,210

OTHER NONCURRENT ASSETS
Regulatory Assets	1,006,282	1,003,890
Securitized Assets	360,612	369,355
Long-term Risk Management Assets	8,110	16,948
Deferred Charges and Other Noncurrent Assets	146,418	148,205
TOTAL OTHER NONCURRENT ASSETS	1,521,422	1,538,398

TOTAL ASSETS	$11,195,119	$11,310,648

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
CURRENT LIABILITIES
Accounts Payable:
General	$171,159	$169,184
Affiliated Companies	74,714	120,789
Long-term Debt Due Within One Year – Nonaffiliated	653,400	342,360
Long-term Debt Due Within One Year – Affiliated	86,000	—
Risk Management Liabilities	4,226	8,892
Customer Deposits	65,167	66,040
Deferred Income Taxes	27,518	6,899
Accrued Taxes	95,917	114,699
Accrued Interest	54,906	51,899
Regulatory Liability for Over-Recovered Fuel Costs	31,776	107,048
Other Current Liabilities	84,470	97,566
TOTAL CURRENT LIABILITIES	1,349,253	1,085,376

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,253,217	3,765,997
Long-term Debt – Affiliated	—	86,000
Long-term Risk Management Liabilities	3,766	10,241
Deferred Income Taxes	2,315,231	2,232,441
Regulatory Liabilities and Deferred Investment Tax Credits	668,971	631,225
Employee Benefits and Pension Obligations	98,039	82,264
Deferred Credits and Other Noncurrent Liabilities	179,366	187,672
TOTAL NONCURRENT LIABILITIES	6,518,590	6,995,840

TOTAL LIABILITIES	7,867,843	8,081,216

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260,458	260,458
Paid-in Capital	1,809,562	1,809,562
Retained Earnings	1,254,559	1,156,461
Accumulated Other Comprehensive Income (Loss)	2,697	2,951
TOTAL COMMON SHAREHOLDER’S EQUITY	3,327,276	3,229,432

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$11,195,119	$11,310,648

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$138,098	$100,410
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	200,236	171,143
Deferred Income Taxes	90,236	42,158
Carrying Costs Income	1,612	(3,236)
Allowance for Equity Funds Used During Construction	(2,860)	(1,983)
Mark-to-Market of Risk Management Contracts	(6,025)	6,765
Pension Contributions to Qualified Plan Trust	(8,963)	—
Fuel Over/Under-Recovery, Net	(108,943)	25,919
Change in Other Noncurrent Assets	2,861	35,219
Change in Other Noncurrent Liabilities	23,626	9,670
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	93,553	73,280
Fuel, Materials and Supplies	69,120	(36,078)
Accounts Payable	(46,812)	(57,034)
Accrued Taxes, Net	(9,690)	18,058
Other Current Assets	(2,294)	1,621
Other Current Liabilities	(10,469)	(14,440)
Net Cash Flows from Operating Activities	423,286	371,472

INVESTING ACTIVITIES
Construction Expenditures	(224,879)	(194,200)
Change in Advances to Affiliates, Net	63,691	(279)
Other Investing Activities	(14,754)	(108)
Net Cash Flows Used for Investing Activities	(175,942)	(194,587)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	295,042	—
Change in Advances from Affiliates, Net	—	(86,182)
Retirement of Long-term Debt – Nonaffiliated	(500,016)	(14)
Principal Payments for Capital Lease Obligations	(2,904)	(2,623)
Dividends Paid on Common Stock	(40,000)	(90,000)
Other Financing Activities	1,002	1,093
Net Cash Flows Used for Financing Activities	(246,876)	(177,726)

Net Increase (Decrease) in Cash and Cash Equivalents	468	(841)
Cash and Cash Equivalents at Beginning of Period	2,745	3,576
Cash and Cash Equivalents at End of Period	$3,213	$2,735

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$96,564	$92,994
Net Cash Paid for Income Taxes	1,280	425
Noncash Acquisitions Under Capital Leases	3,133	2,422
Construction Expenditures Included in Current Liabilities as of June 30,	50,052	34,114

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

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
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its licensed life (2034 for Unit 1 and 2037 for Unit 2). The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC. As of June 30, 2014, I&M has incurred costs of $439 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items which the IURC stated I&M could seek recovery of in a subsequent base rate case. I&M will recover approved costs through an LCM rider which will be determined in semi-annual proceedings. The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in rates. In December 2013, the IURC issued an interim order authorizing the implementation of LCM rider rates effective January 2014, subject to reconciliation upon the issuance of a final order by the IURC. In May 2014, the IURC issued a final order approving the LCM rider rates that were implemented in January 2014.

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

If I&M is not ultimately permitted to recover its LCM Project costs, it could reduce future net income and cash flows and impact financial condition. See “Cook Plant Life Cycle Management Project (LCM Project)” section of I&M Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, I&M is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 3 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies in the 2013 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 164. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

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

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 243 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions of KWhs)
Retail:
Residential	1,161	1,152	3,066	2,878
Commercial	1,196	1,197	2,417	2,385
Industrial	1,963	1,884	3,768	3,697
Miscellaneous	15	15	35	35
Total Retail	4,335	4,248	9,286	8,995

Wholesale	3,870	2,251	9,166	4,831

Total KWhs	8,205	6,499	18,452	13,826

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in degree days)
Actual - Heating (a)	244	263	3,216	2,551
Normal - Heating (b)	228	230	2,377	2,385

Actual - Cooling (c)	302	278	302	278
Normal - Cooling (b)	260	260	262	262

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income
(in millions)

Second Quarter of 2013	$41

Changes in Gross Margin:
Retail Margins	(5)
FERC Municipals and Cooperatives	(9)
Off-system Sales	9
Transmission Revenues	7
Other Revenues	(2)
Total Change in Gross Margin	—

Changes in Expenses and Other:
Other Operation and Maintenance	(18)
Depreciation and Amortization	(4)
Taxes Other Than Income Taxes	1
Total Change in Expenses and Other	(21)

Income Tax Expense	7

Second Quarter of 2014	$27

The major components of Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $5 million primarily due to the following:

•
A $7 million decrease due to lower Indiana recovery of energy efficiency program costs. The decrease in revenue was partially offset by a corresponding decrease in energy efficiency expense items discussed below.

•	A $4 million decrease due to increased costs for power acquired under a unit power agreement.
These decreases were partially offset by:

•	A $6 million increase due to rate recovery under the Cook Plant Life Cycle Management Project rider effective January 2014.

•	Margins from FERC Municipal and Cooperatives decreased $9 million primarily due to the annual true-up adjustment of formula rates to actual costs.

•	Margins from Off-system Sales increased $9 million due to higher market prices and increased sales volumes.

•	Transmission Revenues increased $7 million primarily due to increased investment in the PJM region.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $18 million primarily due to the following:

•	A $10 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $7 million increase in administrative and general expenses.

•	A $4 million increase in nuclear expenses.
These increases were partially offset by:

•	A $5 million decrease in customer services expense related to energy efficiency. The decrease in expenses was offset by a corresponding decrease in Retail Margins discussed above.

•	Depreciation and Amortization expenses increased $4 million primarily due to higher depreciable base.

•	Income Tax Expense decreased $7 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income
(in millions)

Six Months Ended June 30, 2013	$84

Changes in Gross Margin:
Retail Margins	22
FERC Municipals and Cooperatives	1
Off-system Sales	56
Transmission Revenues	9
Other Revenues	(16)
Total Change in Gross Margin	72

Changes in Expenses and Other:
Other Operation and Maintenance	(17)
Depreciation and Amortization	(13)
Taxes Other Than Income Taxes	2
Other Income	(3)
Interest Expense	(1)
Total Change in Expenses and Other	(32)

Income Tax Expense	(10)

Six Months Ended June 30, 2014	$114

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $22 million primarily due to the following:

•	A $15 million increase in weather related usage primarily due to a 26% increase in heating degree days.

•	A $14 million increase due to a rate increase in Indiana effective March 2013.

•	A $13 million increase due to rate recovery under the Cook Plant Life Cycle Management Project rider effective January 2014.
These increases were partially offset by:

•
A $14 million decrease due to lower Indiana recovery of energy efficiency program costs. The decrease in revenue was partially offset by a corresponding decrease in energy efficiency expense items discussed below.

•	A $10 million decrease in certain cost recovery revenues, including fuel and PJM costs.

•	Margins from Off-system Sales increased $56 million due to higher market prices and increased sales volumes.

•	Transmission Revenues increased $9 million primarily due to increased investment in the PJM region.

•
Other Revenues decreased $16 million primarily due to a decrease in barging. This decrease in barging is a result of River Transportation Division (RTD) no longer serving plants transferred to AGR as a result of corporate separation in Ohio. The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging as discussed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $17 million primarily due to the following:

•	A $16 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $13 million increase in nuclear expenses primarily due to a prior year deferral of expenses, as regulatory assets, for future recovery as approved by the IURC effective March 2013.

•	A $5 million increase in distribution expenses primarily due to metering expenses and maintenance of overhead lines.

•	A $5 million increase in administrative and general expenses.
These increases were partially offset by:

•	A $14 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities as discussed above.

•	A $9 million decrease in customer services expense related to energy efficiency. The decrease in expenses was offset by a corresponding decrease in Retail Margins discussed above.

•	Depreciation and Amortization expenses increased $13 million primarily due to higher depreciable base.

•
Income Tax Expense increased $10 million primarily due to an increase in pretax book income and the regulatory accounting treatment of state income taxes, partially offset by other book/tax differences which are accounted for on a flow-through basis.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 243 for a discussion of accounting pronouncements.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Electric Generation, Transmission and Distribution	$506,997	$490,301	$1,121,840	$980,904
Sales to AEP Affiliates	1,068	31,335	3,352	86,312
Other Revenues – Affiliated	25,262	26,815	49,989	62,640
Other Revenues – Nonaffiliated	549	1,050	549	3,038
TOTAL REVENUES	533,876	549,501	1,175,730	1,132,894

EXPENSES
Fuel and Other Consumables Used for Electric Generation	113,700	85,030	270,343	189,895
Purchased Electricity for Resale	27,086	36,814	32,448	78,626
Purchased Electricity from AEP Affiliates	65,190	99,547	137,246	200,923
Other Operation	146,272	132,478	287,622	277,716
Maintenance	54,246	50,238	102,811	95,752
Depreciation and Amortization	49,446	45,696	99,477	86,598
Taxes Other Than Income Taxes	20,803	22,165	42,626	44,621
TOTAL EXPENSES	476,743	471,968	972,573	974,131

OPERATING INCOME	57,133	77,533	203,157	158,763

Other Income (Expense):
Interest Income	1,729	2,662	2,778	4,717
Allowance for Equity Funds Used During Construction	4,804	4,881	8,768	10,527
Interest Expense	(23,705)	(24,436)	(49,338)	(48,647)

INCOME BEFORE INCOME TAX EXPENSE	39,961	60,640	165,365	125,360

Income Tax Expense	12,627	19,886	50,942	41,149

NET INCOME	$27,334	$40,754	$114,423	$84,211

The common stock of I&M is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$27,334	$40,754	$114,423	$84,211

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $189 and $172 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $418 and $1,854 for the Six Months Ended June 30, 2014 and 2013, Respectively	350	321	775	3,444
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $23 and $95 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $46 and $189 for the Six Months Ended June 30, 2014 and 2013, Respectively	43	175	86	351

TOTAL OTHER COMPREHENSIVE INCOME	393	496	861	3,795

TOTAL COMPREHENSIVE INCOME	$27,727	$41,250	$115,284	$88,006

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2012	$56,584	$980,896	$795,178	$(28,883)	$1,803,775

Common Stock Dividends			(25,000)		(25,000)
Net Income			84,211		84,211
Other Comprehensive Income				3,795	3,795
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2013	$56,584	$980,896	$854,389	$(25,088)	$1,866,781

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2013	$56,584	$980,896	$900,182	$(15,509)	$1,922,153

Common Stock Dividends			(75,000)		(75,000)
Net Income			114,423		114,423
Other Comprehensive Income				861	861
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2014	$56,584	$980,896	$939,605	$(14,648)	$1,962,437

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$1,658	$1,317
Advances to Affiliates	13,506	55,863
Accounts Receivable:
Customers	60,633	63,011
Affiliated Companies	50,517	78,282
Accrued Unbilled Revenues	5,077	17,293
Miscellaneous	1,581	5,064
Allowance for Uncollectible Accounts	(8)	(184)
Total Accounts Receivable	117,800	163,466
Fuel	52,645	53,807
Materials and Supplies	206,577	209,718
Risk Management Assets	17,889	15,388
Accrued Tax Benefits	28,758	48,832
Prepayments and Other Current Assets	28,376	38,103
TOTAL CURRENT ASSETS	467,209	586,494

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,606,655	3,577,906
Transmission	1,328,541	1,304,225
Distribution	1,657,901	1,625,057
Other Property, Plant and Equipment (Including Plant to be Retired, Coal Mining
and Nuclear Fuel)	1,454,312	1,421,361
Construction Work in Progress	518,635	427,164
Total Property, Plant and Equipment	8,566,044	8,355,713
Accumulated Depreciation, Depletion and Amortization	3,371,379	3,299,349
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,194,665	5,056,364

OTHER NONCURRENT ASSETS
Regulatory Assets	506,770	524,114
Spent Nuclear Fuel and Decommissioning Trusts	2,018,506	1,931,610
Long-term Risk Management Assets	5,407	11,495
Deferred Charges and Other Noncurrent Assets	130,542	143,657
TOTAL OTHER NONCURRENT ASSETS	2,661,225	2,610,876

TOTAL ASSETS	$8,323,099	$8,253,734

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
June 30, 2014 and December 31, 2013
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT LIABILITIES
Advances from Affiliates	$47,353	$—
Accounts Payable:
General	163,598	142,219
Affiliated Companies	67,241	93,773
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2014 and December 31, 2013 Amounts Include $83,728 and $107,143, Respectively, Related to DCC Fuel)	260,728	294,845
Risk Management Liabilities	3,477	7,029
Customer Deposits	32,966	31,103
Accrued Taxes	67,151	73,292
Accrued Interest	26,961	27,686
Obligations Under Capital Lease	46,420	46,210
Other Current Liabilities	137,383	139,088
TOTAL CURRENT LIABILITIES	853,278	855,245

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,718,313	1,744,171
Long-term Risk Management Liabilities	2,554	6,946
Deferred Income Taxes	1,184,067	1,183,350
Regulatory Liabilities and Deferred Investment Tax Credits	1,170,362	1,112,645
Asset Retirement Obligations	1,284,364	1,255,184
Deferred Credits and Other Noncurrent Liabilities	147,724	174,040
TOTAL NONCURRENT LIABILITIES	5,507,384	5,476,336

TOTAL LIABILITIES	6,360,662	6,331,581

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56,584	56,584
Paid-in Capital	980,896	980,896
Retained Earnings	939,605	900,182
Accumulated Other Comprehensive Income (Loss)	(14,648)	(15,509)
TOTAL COMMON SHAREHOLDER’S EQUITY	1,962,437	1,922,153

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$8,323,099	$8,253,734

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$114,423	$84,211
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	99,477	86,598
Deferred Income Taxes	17,499	51,234
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	28,358	(18,283)
Allowance for Equity Funds Used During Construction	(8,768)	(10,527)
Mark-to-Market of Risk Management Contracts	(4,378)	9,096
Amortization of Nuclear Fuel	78,560	62,625
Fuel Over/Under-Recovery, Net	14,567	(1,796)
Change in Other Noncurrent Assets	(42,263)	(2,690)
Change in Other Noncurrent Liabilities	44,269	3,599
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	45,666	9,376
Fuel, Materials and Supplies	4,668	(17,460)
Accounts Payable	(26,859)	(48,048)
Accrued Taxes, Net	17,381	10,250
Other Current Assets	9,815	12,209
Other Current Liabilities	(22,913)	(16,764)
Net Cash Flows from Operating Activities	369,502	213,630

INVESTING ACTIVITIES
Construction Expenditures	(224,937)	(267,201)
Change in Advances to Affiliates, Net	42,357	(156,140)
Purchases of Investment Securities	(508,835)	(411,769)
Sales of Investment Securities	482,534	385,942
Acquisitions of Nuclear Fuel	(57,991)	(58,900)
Insurance Proceeds Related to Cook Plant Fire	—	72,000
Other Investing Activities	9,299	3,898
Net Cash Flows Used for Investing Activities	(257,573)	(432,170)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	99,419	348,899
Change in Advances from Affiliates, Net	47,353	—
Retirement of Long-term Debt – Nonaffiliated	(160,292)	(103,793)
Principal Payments for Capital Lease Obligations	(23,622)	(2,791)
Dividends Paid on Common Stock	(75,000)	(25,000)
Other Financing Activities	554	677
Net Cash Flows from (Used for) Financing Activities	(111,588)	217,992

Net Increase (Decrease) in Cash and Cash Equivalents	341	(548)
Cash and Cash Equivalents at Beginning of Period	1,317	1,562
Cash and Cash Equivalents at End of Period	$1,658	$1,014

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$42,779	$44,165
Net Cash Paid (Received) for Income Taxes	13,206	(27,608)
Noncash Acquisitions Under Capital Leases	3,918	1,888
Construction Expenditures Included in Current Liabilities as of June 30,	59,759	44,060
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	42,076	41,086
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	2,444	—

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

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

Regulatory Activity

Ohio Electric Security Plan Filings

2009 - 2011 ESP

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. As of June 30, 2014, OPCo’s net deferred fuel balance was $411 million, excluding unrecognized equity carrying costs. Decisions from the Supreme Court of Ohio are pending related to various appeals which, if ordered, could reduce OPCo’s net deferred fuel costs balance up to the full amount.

June 2012 - May 2015 Ohio ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that establishes base generation rates through May 2015. This ruling was generally upheld in PUCO rehearing orders in January and March 2013.

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day. The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015. In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April and May 2013, OPCo and various intervenors filed appeals with the Supreme Court of Ohio challenging portions of the PUCO’s ESP order, including the RSR. As of June 30, 2014, OPCo’s incurred deferred capacity costs balance was $396 million, including debt carrying costs.

In November 2013, the PUCO issued an order approving OPCo’s competitive bid process with modifications. The modifications include the delay of the energy auctions that were originally ordered in the ESP order. In February 2014, OPCo conducted an energy-only auction for 10% of the SSO load with delivery beginning April 2014 through May 2015. In May 2014, OPCo conducted an additional energy-only auction for 25% of the SSO load with delivery beginning November 2014 through May 2015. The PUCO also ordered OPCo to conduct energy-only auctions for an additional 25% of the SSO load with delivery beginning November 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015. OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit. In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In May 2014, an independent auditor was selected by the PUCO and an audit of the recovery of the fixed fuel costs began in June 2014. A final audit report is expected in the third quarter of 2014.

Proposed June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that includes proposed rate adjustments and the continuation and modification of certain existing riders effective June 2015 through May 2018. This filing is consistent with the PUCO’s objective for a full transition from FAC and base generation rates to competitively procured SSO supply. The proposal includes a recommended auction schedule, a return on common equity of 10.65% on capital costs for certain riders and estimates an average decrease in rates of 9% over the three-year term of the plan for customers who receive their RPM and energy auction-based generation through OPCo. The proposal also includes a purchased power agreement rider (PPA) that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. Additionally, in July 2014, OPCo submitted a separate application to continue the RSR established in the June 2012 - May 2015 ESP to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh until the balance of the capacity deferrals has been collected. In May 2014, intervenors and the PUCO staff filed testimony that provided various recommendations including the rejection and/or modification of various riders, including the Distribution Investment Rider and the proposed PPA. Hearings at the PUCO in the ESP case were held in June 2014.

If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, its deferred fuel balance and its deferred capacity cost, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of OPCo Rate Matters in Note 4.

Litigation and Environmental Issues

In the ordinary course of business, OPCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 3 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies in the 2013 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 164. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 243 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
	(in millions of KWhs)
Retail:
Residential	2,945		3,000	7,676		7,264
Commercial	3,545		3,506	7,124		6,892
Industrial	3,702		4,203	7,175		8,285
Miscellaneous	28		27	62		62
Total Retail (a)	10,220		10,736	22,037		22,503

Wholesale	453	(b)	2,417	1,152	(b)	5,461

Total KWhs	10,673		13,153	23,189		27,964

(a)	Represents energy delivered to distribution customers.

(b)	Ohio's contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in degree days)
Actual - Heating (a)	130	193	2,539	2,164
Normal - Heating (b)	187	190	2,067	2,075

Actual - Cooling (c)	362	346	362	346
Normal - Cooling (b)	280	277	283	280

(a)	Eastern Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income
(in millions)

Second Quarter of 2013	$21

Changes in Gross Margin:
Retail Margins	(209)
Off-system Sales	(27)
Transmission Revenues	34
Other Revenues	(9)
Total Change in Gross Margin	(211)

Changes in Expenses and Other:
Other Operation and Maintenance	30
Asset Impairments and Other Related Charges	154
Depreciation and Amortization	51
Taxes Other Than Income Taxes	16
Interest and Investment Income	2
Carrying Costs Income	3
Interest Expense	15
Total Change in Expenses and Other	271

Income Tax Expense	(24)

Second Quarter of 2014	$57

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $209 million primarily due to the following:

•	A $91 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•	An $87 million decrease attributable to purchased power due to the AGR Power Supply Agreement related to the base generation SSO load.

•
A $7 million decrease attributable to customers switching to alternative CRES providers. This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

These decreases were partially offset by:

•
A $14 million increase in revenues primarily associated with the Distribution Investment Rider and Universal Service Fund (USF) surcharge. Of these increases, $2 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $13 million increase in revenues associated with the Storm Damage Recovery Rider. This increase in Retail Margins is offset by an increase in Other Operation and Maintenance below.

•	Margins from Off-system Sales decreased $27 million due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•
Transmission Revenues increased $34 million primarily due to increased transmission investment, increased transmission revenues due to customers who have switched to alternative CRES providers and rate increases for customers in the PJM region.  The increase in transmission revenues related to CRES providers primarily offsets lost revenues included in Retail Margins above.

•
Other Revenues decreased $9 million due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013. This decrease in Other Revenues has a corresponding decrease in Other Operation and Maintenance below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $30 million primarily due to the following:

•	A $95 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.
This decrease was partially offset by:

•	A $38 million increase in PJM expenses. This increase was offset by a corresponding increase in Retail Margins above.

•
A $13 million increase due to the amortization of 2012 deferred storm expenses and related carrying charges being recovered through the Storm Damage Recovery Rider. This increase was offset by a corresponding increase in Retail Margins above.

•	A $4 million increase in employee-related expenses.

•	A $3 million increase in transmission vegetation management expenses.

•	Asset Impairments and Other Related Charges decreased $154 million primarily due to the 2013 impairment of Muskingum River Plant, Unit 5.

•	Depreciation and Amortization expenses decreased $51 million primarily due to the following:

•	A $53 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.
This decrease was partially offset by:

•	A $5 million increase in amortization of securitized assets being recovered through the Deferred Asset Phase-In Rider. This increase was offset by a corresponding increase in Retail Margins above.

•	Taxes Other Than Income Taxes decreased $16 million primarily due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•	Interest Expense decreased $15 million primarily due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•	Income Tax Expense increased $24 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income
(In Millions)

Six Months Ended June 30, 2013	$151

Changes in Gross Margin:
Retail Margins	(428)
Off-system Sales	(54)
Transmission Revenues	50
Other Revenues	(23)
Total Change in Gross Margin	(455)

Changes in Expenses and Other:
Other Operation and Maintenance	103
Asset Impairments and Other Related Charges	154
Depreciation and Amortization	84
Taxes Other Than Income Taxes	26
Interest and Investment Income	4
Carrying Costs Income	7
Interest Expense	32
Total Change in Expenses and Other	410

Income Tax Expense	11

Six Months Ended June 30, 2014	$117

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $428 million primarily due to the following:

•	A $192 million decrease attributable to purchased power due to the AGR Power Supply Agreement related to the base generation SSO load.

•	A $179 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•
A $21 million decrease attributable to customers switching to alternative CRES providers. This decrease in Retail Margins is partially offset by an increase in Transmission Revenues related to CRES providers detailed below.

These decreases were partially offset by:

•
A $28 million increase in revenues primarily associated with the Distribution Investment Rider and Universal Service Fund (USF) surcharge. Of these increases, $12 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $13 million increase in revenues associated with the Storm Damage Recovery Rider. This increase in Retail Margins is offset by an increase in Other Operation and Maintenance expenses below.

•	Margins from Off-system Sales decreased $54 million due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•
Transmission Revenues increased $50 million primarily due to increased transmission investment, increased transmission revenues due to customers who have switched to alternative CRES providers and rate increases for customers in the PJM region.  The increase in transmission revenues related to CRES providers primarily offsets lost revenues included in Retail Margins above.

•
Other Revenues decreased $23 million due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013. This decrease in Other Revenues has a corresponding decrease in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $103 million primarily due to the following:

•	A $209 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.
This decrease was partially offset by:

•	A $54 million increase in PJM expenses. This increase was offset by a corresponding increase in Retail Margins above.

•
A $13 million increase due to the amortization of 2012 deferred storm expenses and related carrying charges being recovered through the Storm Damage Recovery Rider. This increase was offset by a corresponding increase in Retail Margins above.

•
A $10 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	An $8 million increase in employee-related expenses.

•	Asset Impairments and Other Related Charges decreased $154 million primarily due to the 2013 impairment of Muskingum River Plant, Unit 5.

•	Depreciation and Amortization expenses decreased $84 million primarily due to the following:

•	A $100 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.
This decrease was partially offset by:

•	A $10 million increase in amortization of securitized assets being recovered through the Deferred Asset Phase-In Rider. This increase was offset by a corresponding increase in Retail Margins above.

•	Taxes Other Than Income Taxes decreased $26 million due to the following:

•	A $37 million decrease due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.
This decrease was partially offset by:

•	An $8 million increase in property taxes due to increased investment in transmission and distribution assets and increased tax rates.

•	Carrying Costs Income increased $7 million primarily due to increased capacity deferral carrying charges.

•	Interest Expense decreased $32 million primarily due to corporate separation of OPCo's generation assets and liabilities that took effect December 31, 2013.

•	Income Tax Expense decreased $11 million primarily due to a decrease in pretax book income partially offset by state income tax adjustments.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 243 for a discussion of accounting pronouncements.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Electric Generation, Transmission and Distribution	$739,962	$817,493	$1,586,868	$1,751,174
Sales to AEP Affiliates	44,443	274,390	76,421	560,032
Other Revenues – Affiliated	—	7,583	—	15,423
Other Revenues – Nonaffiliated	1,756	3,528	3,064	10,155
TOTAL REVENUES	786,161	1,102,994	1,666,353	2,336,784

EXPENSES
Fuel and Other Consumables Used for Electric Generation	—	352,368	—	761,952
Purchased Electricity for Resale	64,059	37,158	143,189	80,343
Purchased Electricity from AEP Affiliates	267,631	73,290	581,755	153,671
Amortization of Generation Deferrals	24,977	—	56,163	—
Other Operation	131,485	137,265	282,911	321,452
Maintenance	48,590	72,997	83,241	147,292
Asset Impairments and Other Related Charges	—	154,304	—	154,304
Depreciation and Amortization	51,485	102,346	110,184	194,670
Taxes Other Than Income Taxes	83,913	100,194	179,170	205,215
TOTAL EXPENSES	672,140	1,029,922	1,436,613	2,018,899

OPERATING INCOME	114,021	73,072	229,740	317,885

Other Income (Expense):
Interest Income	2,899	2,326	6,173	2,689
Carrying Costs Income	6,874	3,757	13,988	7,020
Allowance for Equity Funds Used During Construction	1,342	521	3,068	1,825
Interest Expense	(32,759)	(47,244)	(65,766)	(97,417)

INCOME BEFORE INCOME TAX EXPENSE	92,377	32,432	187,203	232,002

Income Tax Expense	35,842	11,376	69,894	81,172

NET INCOME	$56,535	$21,056	$117,309	$150,830

The common stock of OPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$56,535	$21,056	$117,309	$150,830

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $185 and $293 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $426 and $281 for the Six Months Ended June 30, 2014 and 2013, Respectively	(343)	(545)	(791)	521
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $1,760 and $3,520 for the Three and Six Months Ended in 2013, Respectively	—	3,270	—	6,539

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(343)	2,725	(791)	7,060

TOTAL COMPREHENSIVE INCOME	$56,192	$23,781	$116,518	$157,890

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2012	$321,201	$1,744,099	$2,626,134	$(165,725)	$4,525,709

Common Stock Dividends			(175,000)		(175,000)
Net Income			150,830		150,830
Other Comprehensive Income				7,060	7,060
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2013	$321,201	$1,744,099	$2,601,964	$(158,665)	$4,508,599

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2013	$321,201	$663,782	$633,203	$7,079	$1,625,265

Common Stock Dividends			(35,000)		(35,000)
Net Income			117,309		117,309
Other Comprehensive Loss				(791)	(791)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2014	$321,201	$663,782	$715,512	$6,288	$1,706,783

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$4,475	$3,004
Restricted Cash for Securitized Funding	43,003	19,387
Advances to Affiliates	—	339,070
Accounts Receivable:
Customers	58,336	67,054
Affiliated Companies	65,704	74,771
Accrued Unbilled Revenues	22,230	36,353
Miscellaneous	607	1,559
Allowance for Uncollectible Accounts	(170)	(34,984)
Total Accounts Receivable	146,707	144,753
Notes Receivable Due Within One Year - Affiliated	125,130	178,580
Materials and Supplies	57,916	53,711
Risk Management Assets	9,299	3,082
Deferred Income Tax Benefits	17,190	36,105
Accrued Tax Benefits	5,164	7,109
Prepayments and Other Current Assets	6,063	22,312
TOTAL CURRENT ASSETS	414,947	807,113

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,054,005	2,011,289
Distribution	3,953,298	3,877,532
Other Property, Plant and Equipment	384,803	364,573
Construction Work in Progress	200,658	185,428
Total Property, Plant and Equipment	6,592,764	6,438,822
Accumulated Depreciation and Amortization	1,999,165	1,973,042
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,593,599	4,465,780

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	32,245	118,245
Regulatory Assets	1,412,717	1,378,697
Securitized Assets	121,613	131,582
Deferred Charges and Other Noncurrent Assets	160,460	260,141
TOTAL OTHER NONCURRENT ASSETS	1,727,035	1,888,665

TOTAL ASSETS	$6,735,581	$7,161,558

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
June 30, 2014 and December 31, 2013
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT LIABILITIES
Advances from Affiliates	$34,723	$—
Accounts Payable:
General	124,119	146,307
Affiliated Companies	155,441	222,889
Long-term Debt Due Within One Year - Nonaffiliated
(June 30, 2014 and December 31, 2013 Amounts Include $57,137 and $34,936, Respectively, Related to Ohio Phase-in-Recovery Funding)	182,335	438,595
Customer Deposits	49,620	49,140
Accrued Taxes	276,729	429,260
Accrued Interest	36,184	40,853
Other Current Liabilities	93,008	95,194
TOTAL CURRENT LIABILITIES	952,159	1,422,238

NONCURRENT LIABILITIES
Long-term Debt - Nonaffiliated
(June 30, 2014 and December 31, 2013 Amounts Include $210,267 and $232,466, Respectively, Related to Ohio Phase-in-Recovery Funding)	2,188,617	2,296,580
Deferred Income Taxes	1,362,794	1,330,711
Regulatory Liabilities and Deferred Investment Tax Credits	477,139	435,499
Employee Benefits and Pension Obligations	22,724	28,329
Deferred Credits and Other Noncurrent Liabilities	25,365	22,936
TOTAL NONCURRENT LIABILITIES	4,076,639	4,114,055

TOTAL LIABILITIES	5,028,798	5,536,293

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321,201	321,201
Paid-in Capital	663,782	663,782
Retained Earnings	715,512	633,203
Accumulated Other Comprehensive Income (Loss)	6,288	7,079
TOTAL COMMON SHAREHOLDER’S EQUITY	1,706,783	1,625,265

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$6,735,581	$7,161,558

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$117,309	$150,830
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	110,184	194,670
Amortization of Generation Deferrals	56,163	—
Deferred Income Taxes	41,576	55,839
Asset Impairments and Other Related Charges	—	154,304
Carrying Costs Income	(13,988)	(7,020)
Allowance for Equity Funds Used During Construction	(3,068)	(1,825)
Mark-to-Market of Risk Management Contracts	(6,379)	9,448
Pension Contributions to Qualified Plan Trusts	(6,547)	—
Property Taxes	100,522	111,392
Fuel Over/Under-Recovery, Net	28,671	15,267
Deferral of Ohio Capacity Costs, Net	(120,743)	(102,240)
Change in Other Noncurrent Assets	13,281	(16,273)
Change in Other Noncurrent Liabilities	46,213	2,421
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(2,256)	100,747
Fuel, Materials and Supplies	(4,205)	9,714
Accounts Payable	(70,228)	(66,947)
Customer Deposits	480	(2,302)
Accrued Taxes, Net	(138,584)	(168,818)
Other Current Assets	(560)	5,391
Other Current Liabilities	(24,522)	(23,557)
Net Cash Flows from Operating Activities	123,319	421,041

INVESTING ACTIVITIES
Construction Expenditures	(213,974)	(296,888)
Change in Restricted Cash for Securitized Funding	(23,616)	—
Change in Advances to Affiliates, Net	339,070	106,101
Proceeds from Notes Receivable - Affiliated	139,450	—
Other Investing Activities	3,570	11,960
Net Cash Flows from (Used for) Investing Activities	244,500	(178,827)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	49,562
Issuance of Long-term Debt – Affiliated	—	200,000
Change in Advances from Affiliates, Net	34,723	292,051
Retirement of Long-term Debt – Nonaffiliated	(364,498)	(606,000)
Principal Payments for Capital Lease Obligations	(2,562)	(4,747)
Dividends Paid on Common Stock	(35,000)	(175,000)
Other Financing Activities	989	825
Net Cash Flows Used for Financing Activities	(366,348)	(243,309)

Net Increase (Decrease) in Cash and Cash Equivalents	1,471	(1,095)
Cash and Cash Equivalents at Beginning of Period	3,004	3,640
Cash and Cash Equivalents at End of Period	$4,475	$2,545

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$69,127	$105,876
Net Cash Paid for Income Taxes	10,863	48,841
Noncash Acquisitions Under Capital Leases	3,754	3,335
Construction Expenditures Included in Current Liabilities as of June 30,	40,878	56,618

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

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

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $7 million of revenues in 2014 and increases to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, to be effective November 2014. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. A hearing at the OCC was held in July 2014. If the OCC were to disallow any portion of this settlement agreement, it could reduce future net income and cash flows and impact financial condition. See the “2014 Oklahoma Base Rate Case” section of PSO Rate Matters in Note 4.

SPP Integrated Power Market

In March 2014, SPP changed from an energy imbalance service market to a fully integrated power market. In the past, PSO and SWEPCo would satisfy their load requirements with their own generation resources or through the Operating Agreement. In the new integrated power market, PSO and SWEPCo operate as standalone entities by offering their respective generation into the SPP power market, which then economically dispatches the resources. This change further enables retail customers to obtain low cost power through either internal generation or power purchases from the SPP market. The new integrated power market now operates in a similar manner as the PJM power market for the AEP East Companies. No significant impact on results of operations is expected due to this change.

Litigation and Environmental Issues

In the ordinary course of business, PSO is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 3 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies in the 2013 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 164. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 243 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions of KWhs)
Retail:
Residential	1,363	1,370	2,997	2,806
Commercial	1,311	1,275	2,450	2,354
Industrial	1,339	1,291	2,532	2,485
Miscellaneous	322	321	600	598
Total Retail	4,335	4,257	8,579	8,243

Wholesale	49	267	276	522

Total KWhs	4,384	4,524	8,855	8,765

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in degree days)
Actual - Heating (a)	48	119	1,417	1,208
Normal - Heating (b)	40	37	1,085	1,082

Actual - Cooling (c)	673	644	676	649
Normal - Cooling (b)	649	649	664	664

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income
(in millions)

Second Quarter of 2013	$28

Changes in Expenses and Other:
Other Operation and Maintenance	(14)
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	5
Other Income	(1)
Total Change in Expenses and Other	(11)

Income Tax Expense	5

Second Quarter of 2014	$22

There were no material changes in the major components of Gross Margin in the second quarter of 2014. Retail margins include rate riders which have corresponding offsets in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $14 million primarily due to the following:

•	An $8 million increase in generation plant operation and maintenance expenses.

•	A $5 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $2 million increase in energy efficiency program expenses.
These increases were partially offset by:

•	A $3 million decrease in distribution expenses primarily related to the amortization of the 2007 and 2010 storm deferrals which were fully recovered in 2013.

•	Taxes Other Than Income Taxes decreased $5 million primarily due to a June 2014 property tax adjustment resulting from a change in Oklahoma tax law.

•	Income Tax Expense decreased $5 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income
(in millions)

Six Months Ended June 30, 2013	$42

Changes in Gross Margin:
Transmission Revenues	1
Other Revenues	(1)
Total Change in Gross Margin	—

Changes in Expenses and Other:
Other Operation and Maintenance	(21)
Taxes Other Than Income Taxes	3
Other Income	(1)
Total Change in Expenses and Other	(19)

Income Tax Expense	8

Six Months Ended June 30, 2014	$31

There were no material changes in the major components of Gross Margin in the first six months of 2014. Retail margins include rate riders which have corresponding offsets in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $21 million primarily due to the following:

•	A $12 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $10 million increase in generation plant operation and maintenance expenses.

•	A $2 million increase in energy efficiency program expenses.
These increases were partially offset by:

•	A $6 million decrease in distribution expenses primarily related to amortization of the 2007 and 2010 storm deferrals which were fully recovered in 2013.

•	Taxes Other Than Income Taxes decreased $3 million primarily due to a June 2014 property tax adjustment resulting from a change in Oklahoma tax law.

•	Income Tax Expense decreased $8 million primarily due to a decrease in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 243 for a discussion of accounting pronouncements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Electric Generation, Transmission and Distribution	$316,524	$317,302	$613,234	$577,205
Sales to AEP Affiliates	854	5,693	5,451	7,527
Other Revenues	1,437	1,692	1,515	2,244
TOTAL REVENUES	318,815	324,687	620,200	586,976

EXPENSES
Fuel and Other Consumables Used for Electric Generation	41,612	86,241	107,549	129,551
Purchased Electricity for Resale	104,604	58,835	184,295	123,490
Purchased Electricity from AEP Affiliates	—	6,823	11,024	17,039
Other Operation	62,785	53,659	121,496	101,466
Maintenance	29,678	24,753	54,423	53,325
Depreciation and Amortization	24,607	24,078	48,589	48,258
Taxes Other Than Income Taxes	6,651	11,827	18,620	21,824
TOTAL EXPENSES	269,937	266,216	545,996	494,953

OPERATING INCOME	48,878	58,471	74,204	92,023

Other Income (Expense):
Interest Income	4	193	1	1,121
Carrying Costs Income	—	110	—	317
Allowance for Equity Funds Used During Construction	590	844	2,021	1,824
Interest Expense	(13,779)	(13,259)	(27,096)	(26,599)

INCOME BEFORE INCOME TAX EXPENSE	35,693	46,359	49,130	68,686

Income Tax Expense	13,244	17,927	18,233	26,561

NET INCOME	$22,449	$28,432	$30,897	$42,125

The common stock of PSO is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$22,449	$28,432	$30,897	$42,125

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $103 and $137 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $235 and $227 for the Six Months Ended June 30, 2014 and 2013, Respectively	(190)	(254)	(436)	(421)

TOTAL COMPREHENSIVE INCOME	$22,259	$28,178	$30,461	$41,704

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S
EQUITY - DECEMBER 31, 2012	$157,230	$364,037	$388,530	$6,481	$916,278

Common Stock Dividends			(27,500)		(27,500)
Net Income			42,125		42,125
Other Comprehensive Loss				(421)	(421)
TOTAL COMMON SHAREHOLDER'S
EQUITY - JUNE 30, 2013	$157,230	$364,037	$403,155	$6,060	$930,482

TOTAL COMMON SHAREHOLDER'S
EQUITY - DECEMBER 31, 2013	$157,230	$364,037	$415,076	$5,758	$942,101

Net Income			30,897		30,897
Other Comprehensive Loss				(436)	(436)
TOTAL COMMON SHAREHOLDER'S
EQUITY - JUNE 30, 2014	$157,230	$364,037	$445,973	$5,322	$972,562

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$1,627	$1,277
Accounts Receivable:
Customers	42,342	32,314
Affiliated Companies	23,901	30,392
Miscellaneous	3,763	3,102
Allowance for Uncollectible Accounts	(278)	(462)
Total Accounts Receivable	69,728	65,346
Fuel	11,742	15,191
Materials and Supplies	52,826	52,707
Risk Management Assets	522	1,167
Deferred Income Tax Benefits	—	7,333
Accrued Tax Benefits	34,491	21,665
Regulatory Asset for Under-Recovered Fuel Costs	41,852	3,298
Prepayments and Other Current Assets	6,886	6,194
TOTAL CURRENT ASSETS	219,674	174,178

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,243,810	1,203,221
Transmission	768,291	731,312
Distribution	2,032,961	1,986,032
Other Property, Plant and Equipment (Including Plant to be Retired)	417,407	393,026
Construction Work in Progress	129,655	175,890
Total Property, Plant and Equipment	4,592,124	4,489,481
Accumulated Depreciation and Amortization	1,318,667	1,323,522
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,273,457	3,165,959

OTHER NONCURRENT ASSETS
Regulatory Assets	162,026	156,690
Employee Benefits and Pension Assets	27,436	22,629
Deferred Charges and Other Noncurrent Assets	22,596	7,238
TOTAL OTHER NONCURRENT ASSETS	212,058	186,557

TOTAL ASSETS	$3,705,189	$3,526,694

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$124,800	$36,772
Accounts Payable:
General	115,000	150,184
Affiliated Companies	60,888	45,427
Long-term Debt Due Within One Year – Nonaffiliated	421	34,115
Risk Management Liabilities	102	85
Customer Deposits	47,789	45,379
Accrued Taxes	34,607	23,442
Accrued Interest	12,226	12,646
Other Current Liabilities	50,868	58,992
TOTAL CURRENT LIABILITIES	446,701	407,042

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,040,654	965,695
Deferred Income Taxes	852,598	836,556
Regulatory Liabilities and Deferred Investment Tax Credits	326,133	327,673
Employee Benefits and Pension Obligations	10,633	10,561
Deferred Credits and Other Noncurrent Liabilities	55,908	37,066
TOTAL NONCURRENT LIABILITIES	2,285,926	2,177,551

TOTAL LIABILITIES	2,732,627	2,584,593

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157,230	157,230
Paid-in Capital	364,037	364,037
Retained Earnings	445,973	415,076
Accumulated Other Comprehensive Income (Loss)	5,322	5,758
TOTAL COMMON SHAREHOLDER’S EQUITY	972,562	942,101

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$3,705,189	$3,526,694

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$30,897	$42,125
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	48,589	48,258
Deferred Income Taxes	28,493	27,562
Allowance for Equity Funds Used During Construction	(2,021)	(1,824)
Mark-to-Market of Risk Management Contracts	578	(3,779)
Pension Contributions to Qualified Plan Trust	(4,439)	—
Property Taxes	(15,940)	(20,353)
Fuel Over/Under-Recovery, Net	(38,554)	(19,331)
Change in Other Noncurrent Assets	(10,411)	10,999
Change in Other Noncurrent Liabilities	(3,079)	(10,740)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(4,382)	(4,747)
Fuel, Materials and Supplies	3,330	(1,099)
Accounts Payable	959	21,581
Accrued Taxes, Net	(1,116)	13,052
Other Current Assets	(1,386)	1,940
Other Current Liabilities	9,888	(7,298)
Net Cash Flows from Operating Activities	41,406	96,346

INVESTING ACTIVITIES
Construction Expenditures	(170,565)	(112,864)
Change in Advances to Affiliates, Net	—	10,558
Other Investing Activities	1,560	9,090
Net Cash Flows Used for Investing Activities	(169,005)	(93,216)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	74,975	—
Change in Advances from Affiliates, Net	88,028	25,276
Retirement of Long-term Debt – Nonaffiliated	(33,906)	(200)
Principal Payments for Capital Lease Obligations	(1,731)	(1,586)
Dividends Paid on Common Stock	—	(27,500)
Other Financing Activities	583	555
Net Cash Flows from (Used for) Financing Activities	127,949	(3,455)

Net Increase (Decrease) in Cash and Cash Equivalents	350	(325)
Cash and Cash Equivalents at Beginning of Period	1,277	1,367
Cash and Cash Equivalents at End of Period	$1,627	$1,042

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$26,684	$26,155
Net Cash Paid for Income Taxes	2,463	6,295
Noncash Acquisitions Under Capital Leases	1,190	5,594
Construction Expenditures Included in Current Liabilities as of June 30,	40,150	26,812

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

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

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Regulatory Activity

2012 Texas Base Rate Case

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap.  As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances.  The resulting annual base rate increase is approximately $52 million.  In May 2014, intervenors filed appeals of the order with the Texas District Court.  In June 2014, SWEPCo intervened in those appeals and filed initial responses.  If any part of the PUCT order is overturned it could reduce future net income and cash flows and impact financial condition.  See the “2012 Texas Base Rate Case” section of SWEPCo Rate Matters in Note 4.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant. In February 2013, a settlement was approved by the LPSC that increased Louisiana total rates by approximately $2 million annually, effective March 2013. The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund. The settlement also provided that the LPSC will review base rates in 2014 and 2015 and that SWEPCo will recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. If the LPSC orders refunds based upon the pending staff review of the cost of service or the prudence review of the Turk Plant, it could reduce future net income and cash flows and impact financial condition. See the “2012 Louisiana Formula Rate Filing” section of SWEPCo Rate Matters in Note 4.

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

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of June 30, 2014, SWEPCo has incurred $72 million in costs related to these projects.  SWEPCo will seek to recover these project costs from customers through filings at the state commissions and FERC. These environmental projects could be impacted by pending carbon emission regulations.  See "CO2 Regulation"  section of “Environmental Issues” within “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries”.  As of June 30, 2014, the net book value of Welsh Plant, Units 1 and 3 was $297 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

SPP Integrated Power Market

In March 2014, SPP changed from an energy imbalance service market to a fully integrated power market. In the past, PSO and SWEPCo would satisfy their load requirements with their own generation resources or through the Operating Agreement. In the new integrated power market, PSO and SWEPCo operate as standalone entities by offering their respective generation into the SPP power market, which then economically dispatches the resources. This change further enables retail customers to obtain low cost power through either internal generation or power purchases from the SPP market. The new integrated power market now operates in a similar manner as the PJM power market for the AEP East Companies. No significant impact on results of operations is expected due to this change.

Litigation and Environmental Issues

In the ordinary course of business, SWEPCo is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases which have a probable likelihood of loss if the loss can be estimated. For details on regulatory proceedings and pending litigation, see Note 3 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies in the 2013 Annual Report. Also, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies within the Condensed Notes to Condensed Financial Statements beginning on page 164. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

See the “Executive Overview” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” section beginning on page 243 for additional discussion of relevant factors.

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions of KWhs)
Retail:
Residential	1,278	1,446	3,025	2,940
Commercial	1,446	1,556	2,839	2,835
Industrial	1,565	1,465	2,942	2,724
Miscellaneous	20	22	40	41
Total Retail	4,309	4,489	8,846	8,540

Wholesale	2,285	2,131	4,564	4,574

Total KWhs	6,594	6,620	13,410	13,114

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in degree days)
Actual - Heating (a)	45	68	1,039	800
Normal - Heating (b)	26	25	747	753

Actual - Cooling (c)	675	703	685	719
Normal - Cooling (b)	725	725	758	758

(a)	Western Region heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Western Region cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2014 Compared to Second Quarter of 2013

Reconciliation of Second Quarter of 2013 to Second Quarter of 2014
Net Income
(in millions)

Second Quarter of 2013	$30

Changes in Gross Margin:
Retail Margins (a)	12
Off-system Sales	3
Transmission Revenues	(3)
Other Revenues	1
Total Change in Gross Margin	13

Changes in Expenses and Other:
Other Operation and Maintenance	(10)
Taxes Other Than Income Taxes	(1)
Allowance for Equity Funds Used During Construction	1
Interest Expense	2
Total Change in Expenses and Other	(8)

Income Tax Expense	(2)

Second Quarter of 2014	$33

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $12 million primarily due to the following:

•	An $11 million increase in municipal and cooperative revenues due to formula rate adjustments.

•	A $9 million increase primarily due to the Texas rate order related to the Turk Plant.

•	A $4 million increase due to fuel cost adjustments.
These increases were partially offset by:

•	A $10 million decrease primarily due to lower weather-normalized retail sales.

•	A $3 million decrease in weather-related usage primarily due to a 4% decrease in cooling degree days.

•	Margins from Off-system Sales increased $3 million primarily due to increased market prices and higher physical sales margins.

•	Transmission Revenues decreased $3 million primarily due to lower SPP margins.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $10 million primarily due to the following:

•	A $6 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $1 million increase in energy efficiency program expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Reconciliation of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2014
Net Income
(in Millions)

Six Months Ended June 30, 2013	$42

Changes in Gross Margin:
Retail Margins (a)	36
Off-system Sales	5
Transmission Revenues	(2)
Other Revenues	1
Total Change in Gross Margin	40

Changes in Expenses and Other:
Other Operation and Maintenance	(22)
Depreciation and Amortization	(1)
Taxes Other Than Income Taxes	(2)
Allowance for Equity Funds Used During Construction	2
Interest Expense	4
Total Change in Expenses and Other	(19)

Income Tax Expense	(7)

Six Months Ended June 30, 2014	$56

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $36 million primarily due to the following:

•	A $30 million increase due to the Texas and Louisiana rate orders related to the Turk Plant.

•	A $14 million increase in municipal and cooperative revenues due to formula rate adjustments.

•	A $4 million net increase in weather-related usage primarily due to a 30% increase in heating degree days, partially offset by a decrease in cooling degree days.
These increases were partially offset by:

•	A $12 million decrease primarily due to lower weather-normalized retail sales.

•	Margins from Off-system Sales increased $5 million primarily due to increased market prices and higher physical sales margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $22 million primarily due to the following:

•	A $12 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $4 million increase in generation plant operation and maintenance expenses.

•	A $2 million increase in energy efficiency program expenses.

•	Interest Expense decreased $4 million primarily due to rate approvals in Louisiana and Texas and an increase in the debt component of AFUDC due to increased transmission and environmental projects.

•	Income Tax Expense increased $7 million primarily due to an increase in pretax book income.

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

See the “Accounting Pronouncements” section of “Combined Management’s Narrative Discussion and Analysis of Registrant Subsidiaries” beginning on page 243 for a discussion of accounting pronouncements.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Electric Generation, Transmission and Distribution	$444,652	$408,852	$871,279	$790,129
Sales to AEP Affiliates	3,947	10,930	17,545	23,639
Other Revenues	684	391	1,049	722
TOTAL REVENUES	449,283	420,173	889,873	814,490

EXPENSES
Fuel and Other Consumables Used for Electric Generation	161,116	137,065	306,703	288,423
Purchased Electricity for Resale	40,255	43,008	101,420	82,768
Purchased Electricity from AEP Affiliates	—	4,925	3,766	5,942
Other Operation	69,304	60,795	137,841	120,243
Maintenance	33,668	32,280	64,079	60,071
Depreciation and Amortization	45,864	45,732	91,525	90,614
Taxes Other Than Income Taxes	20,289	19,336	41,026	38,758
TOTAL EXPENSES	370,496	343,141	746,360	686,819

OPERATING INCOME	78,787	77,032	143,513	127,671

Other Income (Expense):
Interest Income	206	169	92	199
Allowance for Equity Funds Used During Construction	2,197	1,368	4,278	2,392
Interest Expense	(31,738)	(33,547)	(63,614)	(67,537)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	49,452	45,022	84,269	62,725

Income Tax Expense	17,045	15,326	29,210	22,122
Equity Earnings of Unconsolidated Subsidiary	416	531	726	1,172

NET INCOME	32,823	30,227	55,785	41,775

Net Income Attributable to Noncontrolling Interest	1,126	1,056	2,228	2,146

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$31,697	$29,171	$53,557	$39,629

The common stock of SWEPCo is wholly-owned by AEP.

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$32,823	$30,227	$55,785	$41,775

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $306 and $264 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $576 and $585 for the Six Months Ended June 30, 2014 and 2013, Respectively	567	490	1,069	1,086
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $127 and $34 for the Three Months Ended June 30, 2014 and 2013, Respectively, and $253 and $68 for the Six Months Ended June 30, 2014 and 2013, Respectively	(235)	(64)	(469)	(127)

TOTAL OTHER COMPREHENSIVE INCOME	332	426	600	959

TOTAL COMPREHENSIVE INCOME	33,155	30,653	56,385	42,734

Total Comprehensive Income Attributable to Noncontrolling Interest	1,126	1,056	2,228	2,146

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$32,029	$29,597	$54,157	$40,588

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY - DECEMBER 31, 2012	$135,660	$674,606	$1,228,806	$(17,860)	$261	$2,021,473

Common Stock Dividends			(62,500)			(62,500)
Common Stock Dividends – Nonaffiliated					(2,040)	(2,040)
Net Income			39,629		2,146	41,775
Other Comprehensive Income				959		959
TOTAL EQUITY - JUNE 30, 2013	$135,660	$674,606	$1,205,935	$(16,901)	$367	$1,999,667

TOTAL EQUITY - DECEMBER 31, 2013	$135,660	$674,606	$1,253,617	$(8,444)	$478	$2,055,917

Common Stock Dividends			(50,000)			(50,000)
Common Stock Dividends – Nonaffiliated					(2,309)	(2,309)
Net Income			53,557		2,228	55,785
Other Comprehensive Income				600		600
TOTAL EQUITY - JUNE 30, 2014	$135,660	$674,606	$1,257,174	$(7,844)	$397	$2,059,993

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(in thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents (June 30, 2014 and December 31, 2013 Amounts Include $14,629 and $15,827, Respectively, Related to Sabine)	$16,971	$17,241
Accounts Receivable:
Customers	70,873	86,263
Affiliated Companies	18,641	22,389
Miscellaneous	24,022	27,175
Allowance for Uncollectible Accounts	(321)	(1,418)
Total Accounts Receivable	113,215	134,409
Fuel (June 30, 2014 and December 31, 2013 Amounts Include $33,143 and $37,518, Respectively, Related to Sabine)	98,076	122,026
Materials and Supplies	75,898	74,862
Risk Management Assets	506	1,179
Deferred Income Tax Benefits	4,841	177,297
Accrued Tax Benefits	139,864	158
Regulatory Asset for Under-Recovered Fuel Costs	29,499	17,949
Prepayments and Other Current Assets	21,677	20,931
TOTAL CURRENT ASSETS	500,547	566,052

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,790,118	3,764,429
Transmission	1,242,567	1,165,167
Distribution	1,872,030	1,843,912
Other Property, Plant and Equipment (Including Plant to be Retired) (June 30, 2014 and December 31, 2013 Amounts Include $295,442 and $291,556, Respectively, Related to Sabine)	881,351	869,230
Construction Work in Progress	342,719	281,849
Total Property, Plant and Equipment	8,128,785	7,924,587
Accumulated Depreciation and Amortization (June 30, 2014 and December 31, 2013 Amounts Include $142,707 and $134,282, Respectively, Related to Sabine)	2,456,059	2,391,652
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,672,726	5,532,935

OTHER NONCURRENT ASSETS
Regulatory Assets	365,527	369,905
Deferred Charges and Other Noncurrent Assets	123,220	92,890
TOTAL OTHER NONCURRENT ASSETS	488,747	462,795

TOTAL ASSETS	$6,662,020	$6,561,782

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
CURRENT LIABILITIES
Advances from Affiliates	$79,098	$9,180
Accounts Payable:
General	145,830	152,653
Affiliated Companies	73,442	56,923
Long-term Debt Due Within One Year – Nonaffiliated	156,750	3,250
Risk Management Liabilities	17	—
Customer Deposits	58,445	56,375
Accrued Taxes	71,928	41,508
Accrued Interest	43,291	43,996
Obligations Under Capital Leases	18,263	17,899
Regulatory Liability for Over-Recovered Fuel Costs	—	7,275
Other Current Liabilities	68,460	79,622
TOTAL CURRENT LIABILITIES	715,524	468,681

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,885,135	2,040,082
Deferred Income Taxes	1,281,275	1,271,478
Regulatory Liabilities and Deferred Investment Tax Credits	471,225	472,128
Asset Retirement Obligations	89,701	87,630
Employee Benefits and Pension Obligations	14,157	14,602
Obligations Under Capital Leases	98,823	105,086
Deferred Credits and Other Noncurrent Liabilities	46,187	46,178
TOTAL NONCURRENT LIABILITIES	3,886,503	4,037,184

TOTAL LIABILITIES	4,602,027	4,505,865

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135,660	135,660
Paid-in Capital	674,606	674,606
Retained Earnings	1,257,174	1,253,617
Accumulated Other Comprehensive Income (Loss)	(7,844)	(8,444)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,059,596	2,055,439

Noncontrolling Interest	397	478

TOTAL EQUITY	2,059,993	2,055,917

TOTAL LIABILITIES AND EQUITY	$6,662,020	$6,561,782

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$55,785	$41,775
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	91,525	90,614
Deferred Income Taxes	179,336	39,624
Allowance for Equity Funds Used During Construction	(4,278)	(2,392)
Mark-to-Market of Risk Management Contracts	593	35
Pension Contributions to Qualified Plan Trust	(3,832)	—
Property Taxes	(25,053)	(23,607)
Fuel Over/Under-Recovery, Net	(18,825)	(17,350)
Change in Other Noncurrent Assets	8,034	(3,639)
Change in Other Noncurrent Liabilities	(3,464)	5,647
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	21,194	6,979
Fuel, Materials and Supplies	22,914	(6,452)
Accounts Payable	8,186	1,277
Accrued Taxes, Net	(108,460)	11,079
Other Current Assets	(3,310)	3,541
Other Current Liabilities	(10,700)	(12,121)
Net Cash Flows from Operating Activities	209,645	135,010

INVESTING ACTIVITIES
Construction Expenditures	(220,968)	(187,607)
Change in Advances to Affiliates, Net	—	139,023
Other Investing Activities	3,394	342
Net Cash Flows Used for Investing Activities	(217,574)	(48,242)

FINANCING ACTIVITIES
Credit Facility Borrowings	—	17,091
Change in Advances from Affiliates, Net	69,918	—
Retirement of Long-term Debt – Nonaffiliated	(1,625)	(1,625)
Credit Facility Repayments	—	(19,694)
Principal Payments for Capital Lease Obligations	(9,156)	(8,877)
Dividends Paid on Common Stock	(50,000)	(62,500)
Dividends Paid on Common Stock – Nonaffiliated	(2,309)	(2,040)
Other Financing Activities	831	681
Net Cash Flows from (Used for) Financing Activities	7,659	(76,964)

Net Increase (Decrease) in Cash and Cash Equivalents	(270)	9,804
Cash and Cash Equivalents at Beginning of Period	17,241	2,036
Cash and Cash Equivalents at End of Period	$16,971	$11,840

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$60,001	$61,663
Net Cash Paid (Received) for Income Taxes	(7,556)	1,161
Noncash Acquisitions Under Capital Leases	3,354	2,851
Construction Expenditures Included in Current Liabilities as of June 30,	63,813	35,940

See Condensed Notes to Condensed Financial Statements of Registrant Subsidiaries beginning on page 164.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant Subsidiary.  Net income for the three and six months ended June 30, 2014 is not necessarily indicative of results that may be expected for the year ending December 31, 2014.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2013 financial statements and notes thereto, which are included in the Registrant Subsidiaries’ Annual Reports on Form 10-K as filed with the SEC on February 25, 2014.

Revenue Recognition

Electricity Supply and Delivery Activities - Transactions with PJM

Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. The Registrant Subsidiaries recognize the revenues on the statements of income upon delivery of the energy to the customer and include unbilled as well as billed amounts.

APCo and I&M sell power produced at their generation plants to PJM and purchase power from PJM to supply their retail load. These power sales and purchases for each subsidiary’s retail load are netted hourly for financial reporting purposes. On an hourly net basis, each subsidiary records sales of power to PJM in excess of purchases of power from PJM as revenues on the statements of income. Also, on an hourly net basis, each subsidiary records purchases of power from PJM to serve retail load in excess of sales of power to PJM as Purchased Electricity for Resale on the statements of income. Upon termination of the Interconnection Agreement in 2014, each subsidiary manages and accounts for its purchases and sales with PJM individually based on market prices.

SPP Integrated Power Market

In March 2014, SPP changed from an energy imbalance service market to a fully integrated power market. In the past, PSO and SWEPCo would satisfy their load requirements with their own generation resources or through the Operating Agreement. In the new integrated power market, PSO and SWEPCo operate as standalone entities by offering their respective generation into the SPP power market, which then economically dispatches the resources. This change further enables retail customers to obtain low cost power through either internal generation or power purchases from the SPP market. The new integrated power market now operates in a similar manner as the PJM power market for the AEP East Companies. No significant impact on results of operations is expected due to this change.

2. NEW ACCOUNTING PRONOUNCEMENTS

Upon issuance of final pronouncements, management reviews the new accounting literature to determine its relevance, if any, to the Registrant Subsidiaries’ business. The following final pronouncements will impact the financial statements.

ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” (ASU 2014-08)

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. Management plans to adopt ASU 2014-08 effective January 1, 2015.

ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09)

In May 2014, the FASB issued ASU 2014-09 clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. This standard must be retrospectively applied to all reporting periods presented in financial reports issued after the effective date.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. As applicable, this standard may change the amount of revenue recognized in the income statements in each reporting period. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2017.

3.  COMPREHENSIVE INCOME

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI for the three and six months ended June 30, 2014 and 2013.  All amounts in the following tables are presented net of related income taxes.

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2014	$87	$3,343	$(566)	$2,864
Change in Fair Value Recognized in AOCI	103	—	—	103
Amounts Reclassified from AOCI	(190)	253	(333)	(270)
Net Current Period Other Comprehensive Income	(87)	253	(333)	(167)
Balance in AOCI as of June 30, 2014	$—	$3,596	$(899)	$2,697

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2013	$361	$2,330	$(30,973)	$(28,282)
Change in Fair Value Recognized in AOCI	(63)	1	—	(62)
Amounts Reclassified from AOCI	(101)	252	358	509
Net Current Period Other Comprehensive Income	(164)	253	358	447
Balance in AOCI as of June 30, 2013	$197	$2,583	$(30,615)	$(27,835)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$94	$3,090	$(233)	$2,951
Change in Fair Value Recognized in AOCI	1,686	—	—	1,686
Amounts Reclassified from AOCI	(1,780)	506	(666)	(1,940)
Net Current Period Other Comprehensive Income	(94)	506	(666)	(254)
Balance in AOCI as of June 30, 2014	$—	$3,596	$(899)	$2,697

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(644)	$2,077	$(31,331)	$(29,898)
Change in Fair Value Recognized in AOCI	731	—	—	731
Amounts Reclassified from AOCI	110	506	716	1,332
Net Current Period Other Comprehensive Income	841	506	716	2,063
Balance in AOCI as of June 30, 2013	$197	$2,583	$(30,615)	$(27,835)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2014	$61	$(15,566)	$464	$(15,041)
Change in Fair Value Recognized in AOCI	68	—	—	68
Amounts Reclassified from AOCI	(129)	411	43	325
Net Current Period Other Comprehensive Income	(61)	411	43	393
Balance in AOCI as of June 30, 2014	$—	$(15,155)	$507	$(14,648)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2013	$236	$(17,206)	$(8,614)	$(25,584)
Change in Fair Value Recognized in AOCI	(40)	(1)	—	(41)
Amounts Reclassified from AOCI	(49)	411	175	537
Net Current Period Other Comprehensive Income	(89)	410	175	496
Balance in AOCI as of June 30, 2013	$147	$(16,796)	$(8,439)	$(25,088)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$46	$(15,976)	$421	$(15,509)
Change in Fair Value Recognized in AOCI	1,130	—	—	1,130
Amounts Reclassified from AOCI	(1,176)	821	86	(269)
Net Current Period Other Comprehensive Income	(46)	821	86	861
Balance in AOCI as of June 30, 2014	$—	$(15,155)	$507	$(14,648)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(446)	$(19,647)	$(8,790)	$(28,883)
Change in Fair Value Recognized in AOCI	492	2,248	—	2,740
Amounts Reclassified from AOCI	101	603	351	1,055
Net Current Period Other Comprehensive Income	593	2,851	351	3,795
Balance in AOCI as of June 30, 2013	$147	$(16,796)	$(8,439)	$(25,088)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2014	$—	$6,631	$—	$6,631
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	—	(343)	—	(343)
Net Current Period Other Comprehensive Income	—	(343)	—	(343)
Balance in AOCI as of June 30, 2014	$—	$6,288	$—	$6,288

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2013	$494	$7,755	$(169,639)	$(161,390)
Change in Fair Value Recognized in AOCI	(109)	—	—	(109)
Amounts Reclassified from AOCI	(96)	(340)	3,270	2,834
Net Current Period Other Comprehensive Income	(205)	(340)	3,270	2,725
Balance in AOCI as of June 30, 2013	$289	$7,415	$(166,369)	$(158,665)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$105	$6,974	$—	$7,079
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	(105)	(686)	—	(791)
Net Current Period Other Comprehensive Income	(105)	(686)	—	(791)
Balance in AOCI as of June 30, 2014	$—	$6,288	$—	$6,288

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$(912)	$8,095	$(172,908)	$(165,725)
Change in Fair Value Recognized in AOCI	993	—	—	993
Amounts Reclassified from AOCI	208	(680)	6,539	6,067
Net Current Period Other Comprehensive Income	1,201	(680)	6,539	7,060
Balance in AOCI as of June 30, 2013	$289	$7,415	$(166,369)	$(158,665)

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of March 31, 2014	$—	$5,512	$5,512
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	—	(190)	(190)
Net Current Period Other Comprehensive Income	—	(190)	(190)
Balance in AOCI as of June 30, 2014	$—	$5,322	$5,322

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of March 31, 2013	$44	$6,270	$6,314
Change in Fair Value Recognized in AOCI	(61)	1	(60)
Amounts Reclassified from AOCI	(4)	(190)	(194)
Net Current Period Other Comprehensive Income	(65)	(189)	(254)
Balance in AOCI as of June 30, 2013	$(21)	$6,081	$6,060

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$57	$5,701	$5,758
Change in Fair Value Recognized in AOCI	—	—	—
Amounts Reclassified from AOCI	(57)	(379)	(436)
Net Current Period Other Comprehensive Income	(57)	(379)	(436)
Balance in AOCI as of June 30, 2014	$—	$5,322	$5,322

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$21	$6,460	$6,481
Change in Fair Value Recognized in AOCI	(25)	1	(24)
Amounts Reclassified from AOCI	(17)	(380)	(397)
Net Current Period Other Comprehensive Income	(42)	(379)	(421)
Balance in AOCI as of June 30, 2013	$(21)	$6,081	$6,060

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2014	$—	$(12,736)	$4,560	$(8,176)
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	—	567	(235)	332
Net Current Period Other Comprehensive Income	—	567	(235)	332
Balance in AOCI as of June 30, 2014	$—	$(12,169)	$4,325	$(7,844)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of March 31, 2013	$51	$(15,004)	$(2,374)	$(17,327)
Change in Fair Value Recognized in AOCI	(71)	—	—	(71)
Amounts Reclassified from AOCI	(6)	567	(64)	497
Net Current Period Other Comprehensive Income	(77)	567	(64)	426
Balance in AOCI as of June 30, 2013	$(26)	$(14,437)	$(2,438)	$(16,901)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2014

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2013	$66	$(13,304)	$4,794	$(8,444)
Change in Fair Value Recognized in AOCI	—	—	—	—
Amounts Reclassified from AOCI	(66)	1,135	(469)	600
Net Current Period Other Comprehensive Income	(66)	1,135	(469)	600
Balance in AOCI as of June 30, 2014	$—	$(12,169)	$4,325	$(7,844)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2013

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in thousands)
Balance in AOCI as of December 31, 2012	$22	$(15,571)	$(2,311)	$(17,860)
Change in Fair Value Recognized in AOCI	(27)	—	—	(27)
Amounts Reclassified from AOCI	(21)	1,134	(127)	986
Net Current Period Other Comprehensive Income	(48)	1,134	(127)	959
Balance in AOCI as of June 30, 2013	$(26)	$(14,437)	$(2,438)	$(16,901)

Reclassifications from Accumulated Other Comprehensive Income

The following tables provide details of reclassifications from AOCI for the three and six months ended June 30, 2014 and 2013.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 7 for additional details.

APCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$2
Purchased Electricity for Resale	(64)	(31)
Other Operation Expense	—	(13)
Maintenance Expense	—	(2)
Property, Plant and Equipment	—	(5)
Regulatory Assets/(Liabilities), Net (a)	(228)	(108)
Subtotal - Commodity	(292)	(157)

Interest Rate and Foreign Currency:
Interest Expense	390	389
Subtotal - Interest Rate and Foreign Currency	390	389

Reclassifications from AOCI, before Income Tax (Expense) Credit	98	232
Income Tax (Expense) Credit	35	81
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	63	151

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(1,283)	(1,283)
Amortization of Actuarial (Gains)/Losses	770	1,834
Reclassifications from AOCI, before Income Tax (Expense) Credit	(513)	551
Income Tax (Expense) Credit	(180)	193
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(333)	358

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(270)	$509

APCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$22
Purchased Electricity for Resale	(526)	26
Other Operation Expense	(10)	(24)
Maintenance Expense	(20)	(18)
Property, Plant and Equipment	(17)	(19)
Regulatory Assets/(Liabilities), Net (a)	(2,165)	181
Subtotal - Commodity	(2,738)	168

Interest Rate and Foreign Currency:
Interest Expense	780	779
Subtotal - Interest Rate and Foreign Currency	780	779

Reclassifications from AOCI, before Income Tax (Expense) Credit	(1,958)	947
Income Tax (Expense) Credit	(684)	331
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1,274)	616

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(2,565)	(2,565)
Amortization of Actuarial (Gains)/Losses	1,540	3,667
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1,025)	1,102
Income Tax (Expense) Credit	(359)	386
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(666)	716

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(1,940)	$1,332

I&M

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$32
Purchased Electricity for Resale	(95)	(81)
Other Operation Expense	—	(8)
Maintenance Expense	—	(2)
Property, Plant and Equipment	—	(3)
Regulatory Assets/(Liabilities), Net (a)	(103)	(12)
Subtotal - Commodity	(198)	(74)

Interest Rate and Foreign Currency:
Interest Expense	631	631
Subtotal - Interest Rate and Foreign Currency	631	631

Reclassifications from AOCI, before Income Tax (Expense) Credit	433	557
Income Tax (Expense) Credit	151	195
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	282	362

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(198)	(198)
Amortization of Actuarial (Gains)/Losses	262	468
Reclassifications from AOCI, before Income Tax (Expense) Credit	64	270
Income Tax (Expense) Credit	21	95
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	43	175

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$325	$537

I&M

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$84
Purchased Electricity for Resale	(812)	68
Other Operation Expense	(7)	(15)
Maintenance Expense	(7)	(9)
Property, Plant and Equipment	(10)	(10)
Regulatory Assets/(Liabilities), Net (a)	(973)	38
Subtotal - Commodity	(1,809)	156

Interest Rate and Foreign Currency:
Interest Expense	1,262	927
Subtotal - Interest Rate and Foreign Currency	1,262	927

Reclassifications from AOCI, before Income Tax (Expense) Credit	(547)	1,083
Income Tax (Expense) Credit	(192)	379
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(355)	704

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(397)	(397)
Amortization of Actuarial (Gains)/Losses	527	937
Reclassifications from AOCI, before Income Tax (Expense) Credit	130	540
Income Tax (Expense) Credit	44	189
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	86	351

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(269)	$1,055

OPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$81
Purchased Electricity for Resale	—	(202)
Other Operation Expense	—	(19)
Maintenance Expense	—	(3)
Property, Plant and Equipment	—	(4)
Subtotal - Commodity	—	(147)

Interest Rate and Foreign Currency:
Depreciation and Amortization Expense	(3)	1
Interest Expense	(524)	(525)
Subtotal - Interest Rate and Foreign Currency	(527)	(524)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(527)	(671)
Income Tax (Expense) Credit	(184)	(235)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(343)	(436)

Pension and OPEB
Amortization of Prior Service Cost (Credit)	—	(1,469)
Amortization of Actuarial (Gains)/Losses	—	6,499
Reclassifications from AOCI, before Income Tax (Expense) Credit	—	5,030
Income Tax (Expense) Credit	—	1,760
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	—	3,270

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(343)	$2,834

OPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Electric Generation, Transmission and Distribution Revenues	$—	$215
Purchased Electricity for Resale	—	180
Other Operation Expense	(11)	(37)
Maintenance Expense	(11)	(15)
Property, Plant and Equipment	(18)	(23)
Regulatory Assets/(Liabilities), Net (a)	(122)	—
Subtotal - Commodity	(162)	320

Interest Rate and Foreign Currency:
Depreciation and Amortization Expense	(6)	3
Interest Expense	(1,048)	(1,049)
Subtotal - Interest Rate and Foreign Currency	(1,054)	(1,046)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(1,216)	(726)
Income Tax (Expense) Credit	(425)	(254)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(791)	(472)

Pension and OPEB
Amortization of Prior Service Cost (Credit)	—	(2,937)
Amortization of Actuarial (Gains)/Losses	—	12,996
Reclassifications from AOCI, before Income Tax (Expense) Credit	—	10,059
Income Tax (Expense) Credit	—	3,520
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	—	6,539

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(791)	$6,067

PSO

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$—	$(6)
Subtotal - Commodity	—	(6)

Interest Rate and Foreign Currency:
Interest Expense	(292)	(292)
Subtotal - Interest Rate and Foreign Currency	(292)	(292)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(292)	(298)
Income Tax (Expense) Credit	(102)	(104)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(190)	$(194)

PSO

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(8)	$(15)
Maintenance Expense	(9)	(4)
Property, Plant and Equipment	(13)	(7)
Regulatory Assets/(Liabilities), Net (a)	(58)	—
Subtotal - Commodity	(88)	(26)

Interest Rate and Foreign Currency:
Interest Expense	(584)	(584)
Subtotal - Interest Rate and Foreign Currency	(584)	(584)

Reclassifications from AOCI, before Income Tax (Expense) Credit	(672)	(610)
Income Tax (Expense) Credit	(236)	(213)
Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$(436)	$(397)

SWEPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Three Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$—	$(6)
Maintenance Expense	—	(1)
Property, Plant and Equipment	—	(1)
Subtotal - Commodity	—	(8)

Interest Rate and Foreign Currency:
Interest Expense	872	872
Subtotal - Interest Rate and Foreign Currency	872	872

Reclassifications from AOCI, before Income Tax (Expense) Credit	872	864
Income Tax (Expense) Credit	305	303
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	567	561

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(477)	(447)
Amortization of Actuarial (Gains)/Losses	115	348
Reclassifications from AOCI, before Income Tax (Expense) Credit	(362)	(99)
Income Tax (Expense) Credit	(127)	(35)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(235)	(64)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$332	$497

SWEPCo

Reclassifications from Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014 and 2013

	Amount of (Gain) Loss Reclassified from AOCI
	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges	(in thousands)
Commodity:
Other Operation Expense	$(13)	$(16)
Maintenance Expense	(10)	(7)
Property, Plant and Equipment	(11)	(8)
Regulatory Assets/(Liabilities), Net (a)	(67)	—
Subtotal - Commodity	(101)	(31)

Interest Rate and Foreign Currency:
Interest Expense	1,744	1,744
Subtotal - Interest Rate and Foreign Currency	1,744	1,744

Reclassifications from AOCI, before Income Tax (Expense) Credit	1,643	1,713
Income Tax (Expense) Credit	574	600
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1,069	1,113

Pension and OPEB
Amortization of Prior Service Cost (Credit)	(955)	(892)
Amortization of Actuarial (Gains)/Losses	233	696
Reclassifications from AOCI, before Income Tax (Expense) Credit	(722)	(196)
Income Tax (Expense) Credit	(253)	(69)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(469)	(127)

Total Reclassifications from AOCI, Net of Income Tax (Expense) Credit	$600	$986

(a)	Represents realized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

Regulatory Assets Pending Final Regulatory Approval

	APCo
	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Earning a Return
West Virginia Vegetation Management Program	$6,458	$—
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	65,206	65,206
IGCC Pre-Construction Costs	20,528	—
Expanded Net Energy Charge - Coal Inventory	13,686	20,528
Mountaineer Carbon Capture and Storage Product Validation Facility	13,264	13,264
Virginia Demand Response Program Costs	6,767	5,012
Virginia Environmental Rate Adjustment Clause	1,941	2,440
Mountaineer Carbon Capture and Storage Commercial Scale Facility	1,287	1,287
Transmission Agreement Phase-In	—	3,313
Other Regulatory Assets Pending Final Regulatory Approval	1,109	168
Total Regulatory Assets Pending Final Regulatory Approval	$130,246	$111,218

	I&M
	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Cook Plant Turbine	$5,024	$3,452
Stranded Costs on Abandoned Plants	3,897	3,896
Indiana Deferred Cook Plant Life Cycle Management Project Costs	—	4,093
Indiana Under-Recovered Capacity Costs	—	21,945
Storm Related Costs	—	1,836
Other Regulatory Assets Pending Final Regulatory Approval	1,549	164
Total Regulatory Assets Pending Final Regulatory Approval	$10,470	$35,386

	OPCo
	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Earning a Return
Ohio Economic Development Rider	$—	$13,854
Regulatory Assets Currently Not Earning a Return
Ormet Special Rate Recovery Mechanism	10,483	35,631
Storm Related Costs	386	57,589
Total Regulatory Assets Pending Final Regulatory Approval	$10,869	$107,074

	PSO
	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Storm Related Costs	$15,589	$18,743
Other Regulatory Assets Pending Final Regulatory Approval	1,079	845
Total Regulatory Assets Pending Final Regulatory Approval	$16,668	$19,588

	SWEPCo
	June 30,	December 31,
	2014	2013
Noncurrent Regulatory Assets	(in thousands)

Regulatory Assets Currently Not Earning a Return
Rate Case Expenses	$7,989	$7,934
Mountaineer Carbon Capture and Storage Commercial Scale Facility	1,143	1,143
Other Regulatory Assets Pending Final Regulatory Approval	2,101	1,951
Total Regulatory Assets Pending Final Regulatory Approval	$11,233	$11,028

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

In October 2011, the PUCO issued an order in the remand proceeding. As a result, OPCo ceased collection of POLR billings in November 2011 and recorded a write-off in 2011 related to POLR collections for the period June 2011 through October 2011. In February 2012, the Ohio Consumers’ Counsel (OCC) and the IEU filed appeals of that order with the Supreme Court of Ohio challenging various issues, including the PUCO’s refusal to order retrospective relief concerning the POLR charges collected during 2009 - 2011 and various aspects of the approved environmental carrying charge, which, if ordered, could reduce OPCo’s net deferred fuel costs up to the total balance. In February 2014, the Supreme Court of Ohio affirmed the PUCO’s decision and rejected all appeals filed by the OCC and the IEU. In February 2014, the IEU filed for reconsideration of the Supreme Court of Ohio decision, which was subsequently denied in May 2014. As of June 30, 2014, OPCo’s net deferred fuel balance was $411 million, excluding unrecognized equity carrying costs.

In August 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo filed an appeal at the Supreme Court of Ohio related to the PUCO decision in the PIRR proceeding claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital rate. In November 2012, the IEU and the OCC filed appeals regarding the PUCO decision in the PIRR proceeding. These appeals principally argued that the PUCO should have reduced the deferred fuel balance to reflect the prior “improper” collection of POLR revenues which could reduce OPCo’s net deferred fuel balance up to the full amount. These intervenors’ appeals also argued that carrying costs should be reduced due to an accumulated deferred income tax credit which, as of June 30, 2014, could reduce carrying costs by $29 million including $15 million of unrecognized equity carrying costs. A decision from the Supreme Court of Ohio is pending.

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

In July 2012, the PUCO issued an order in a separate capacity proceeding which stated that OPCo must charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The OPCo RPM price collected from CRES providers, which includes reserve margins, was approximately $34/MW day through May 2014 and is $150/MW day from June 2014 through May 2015.  In December 2012, various parties filed notices of appeal of the capacity costs decision with the Supreme Court of Ohio.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and is currently collected at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. As of June 30, 2014, OPCo's incurred deferred capacity costs balance of $396 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet.

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

In November 2013, the PUCO issued an order approving OPCo’s CBP with modifications which included the delay of the energy auctions that were originally ordered in the ESP order. As ordered, in February 2014, OPCo conducted an energy-only auction for 10% of the SSO load with delivery beginning April 2014 through May 2015. Also as ordered, in May 2014, OPCo conducted an additional energy-only auction for 25% of the SSO load with delivery beginning November 2014 through May 2015. The PUCO also ordered OPCo to conduct energy-only auctions for an additional 25% of the SSO load with delivery beginning November 2014 through May 2015 and for the remaining 40% of the SSO load for delivery from January 2015 through May 2015. OPCo will conduct energy and capacity auctions for its entire SSO load for delivery starting in June 2015. The PUCO also approved the unbundling of the FAC into fixed and energy-related components and an intervenor proposal to blend the $188.88/MW day capacity price in proportion to the percentage of energy planned to be auctioned. Additionally, the PUCO ordered that intervenor concerns related to the recovery of the fixed fuel costs through potentially both the FAC and the approved capacity charges be addressed in subsequent FAC proceedings. Management believes that these intervenor concerns are without merit. In January 2014, the PUCO denied all rehearing requests and agreed to issue a supplemental request for an independent auditor in the 2012 - 2013 FAC proceeding to separately examine the recovery of the fixed fuel costs, including OVEC. In March 2014, the PUCO approved OPCo’s request to implement riders related to the unbundling of the FAC. In May 2014, an independent auditor was selected by the PUCO and an audit of the recovery of the fixed fuel costs began in June 2014. A final audit report is expected in the third quarter of 2014.

Proposed June 2015 - May 2018 ESP

In December 2013, OPCo filed an application with the PUCO to approve an ESP that includes proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. This filing is consistent with the PUCO’s objective for a full transition from FAC and base generation rates to competitively procured SSO supply. The proposal includes a recommended auction schedule, a return on common equity of 10.65% on capital costs for certain riders and estimates an average decrease in rates of 9% over the three-year term of the plan for customers who receive their RPM and energy auction-based generation through OPCo. The proposal also includes a purchased power agreement rider (PPA) that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based purchase power agreement. The PPA would initially be based upon the OVEC contractual entitlement and could, upon further approval, be expanded to include other contracts involving other Ohio legacy generation assets. Additionally, in July 2014, OPCo submitted a separate application to continue the RSR established in the June 2012 - May 2015 ESP to collect the unrecovered portion of the deferred capacity costs at the rate of $4.00/MWh until the balance of the capacity deferrals has been collected. In May 2014, intervenors and the PUCO staff filed testimony that provided various recommendations including the rejection and/or modification of various riders, including the DIR and the proposed PPA. Hearings at the PUCO in the ESP case were held in June 2014.

If OPCo is ultimately not permitted to fully collect its ESP rates, including the RSR, its deferred fuel balance and deferred capacity cost, it could reduce future net income and cash flows and impact financial condition.

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

In November 2013, OPCo filed its 2011 and 2012 SEET filings with the PUCO. In March 2014, the PUCO approved a stipulation agreement between OPCo and the PUCO staff that there were no significantly excessive earnings in 2011 for CSPCo or OPCo. In May 2014, the PUCO approved a stipulation agreement between OPCo and the PUCO staff that there were no significantly excessive earnings in 2012 for OPCo. In May 2014, OPCo filed its 2013 SEET filing with the PUCO. Management does not believe there were significantly excessive earnings in 2013.

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

Storm Damage Recovery Rider (SDRR)

In December 2012, OPCo submitted an application with the PUCO to establish initial SDRR rates to recover 2012 incremental storm distribution expenses. In April 2014, the PUCO approved a stipulation agreement between OPCo, the PUCO staff and all intervenors, except the OCC, to recover $55 million over a 12-month period. The agreement also provided that carrying charges using a long-term debt rate will be assessed from April 2013 until recovery begins, but no additional carrying charges will accrue during the actual recovery period. Compliance tariffs were filed with the PUCO and new rates were implemented in April 2014. In May 2014, the PUCO upheld the settlement agreement on rehearing.

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

2010 and 2011 Fuel Adjustment Clause Audits

The PUCO-selected outside consultant issued its 2010 and 2011 FAC audit reports which included a recommendation that the PUCO reexamine the carrying costs on the deferred FAC balance and determine whether the carrying costs on the balance should be net of accumulated income taxes with the use of a weighted average cost of capital (WACC). The PUCO subsequently ruled in the PIRR proceeding that the fuel clause for these years was approved with a WACC carrying cost and that the carrying costs on the balance should not be net of accumulated income taxes. See the 2009 - 2011 ESP section of the “Ohio Electric Security Plan Filing” related to the PUCO order in the PIRR proceeding. In May 2014, the PUCO issued an order that generally approved OPCo's 2010-2011 fuel costs. The order rejected the auditor recommendation to adjust the WACC carrying charges related to accumulated deferred income taxes. Additionally, the PUCO requested further review related to an affiliate barging agreement and the modification of certain fuel procurement processes and practices. Further, the order provided for the auditor to address any remaining concerns in their next audit report, as they deem necessary. OPCo opposed these additional conditions in its application for rehearing in June 2014. In June 2014, the IEU filed an application with the PUCO for rehearing of this May 2014 order. In July 2014, the PUCO issued an order that denied all requests for rehearing.

2012 and 2013 Fuel Adjustment Clause Audits

In May 2014, the PUCO-selected outside consultant provided its final report related to its 2012 and 2013 FAC audit which included certain unfavorable recommendations related to the FAC recovery for 2012 and 2013. These recommendations are opposed by OPCo. In addition, the PUCO will consider the results of the pending audit of the recovery of fixed fuel costs. See the "June 2012 – May 2015 ESP Including Capacity Charge" section above. If the PUCO orders a reduction to the FAC deferral, it could reduce future net income and cash flows and impact financial condition.

Ormet

Ormet, a large aluminum company, had a contract to purchase power from OPCo through 2018. In February 2013, Ormet filed Chapter 11 bankruptcy proceedings in the state of Delaware and subsequently shut down operations in October 2013. Based upon previous PUCO rulings providing rate assistance to Ormet, the PUCO is expected to permit OPCo to recover unpaid Ormet amounts through the Economic Development Rider (EDR), except where recovery from ratepayers is limited to $20 million related to previously deferred payments from Ormet’s October and November 2012 power bills. OPCo expects that any additional unpaid generation usage by Ormet will be recoverable as a regulatory asset through the EDR. In February 2014, a stipulation agreement between OPCo and Ormet was filed with the PUCO. The stipulation recommended approval of OPCo’s right to fully recover approximately $49 million of foregone revenues through the EDR. Also in February 2014, intervenor comments were filed objecting to full recovery of these foregone revenues. In March 2014, the PUCO issued an order in OPCo’s EDR filing allowing OPCo to include $39 million of Ormet-related foregone revenues in the EDR effective April 2014. The order stated that if the stipulation agreement between OPCo and Ormet is subsequently adopted by the PUCO, OPCo could file an application to modify the EDR rate for the remainder of the period requesting recovery of the remaining $10 million of Ormet deferrals which, as of June 30, 2014, is recorded in regulatory assets on the balance sheet. In April 2014, an intervenor filed testimony objecting to $5 million of the remaining foregone revenues. A hearing at the PUCO related to the stipulation agreement was held in May 2014.

In addition, in the 2009 - 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues in the future. Through September 2009, the last month of the interim arrangement, OPCo had $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs. The PUCO did not take any action on this request. The intervenors raised this issue again in response to OPCo’s November 2009 filing to approve recovery of the deferral under the interim agreement.

To the extent amounts discussed above are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Ohio IGCC Plant

In March 2005, OPCo filed an application with the PUCO seeking authority to recover costs of building and operating an IGCC power plant. As of June 30, 2014, OPCo has collected $24 million in pre-construction costs authorized in a June 2006 PUCO order. Intervenors have filed motions with the PUCO requesting that OPCo refund all collected pre-construction costs to Ohio ratepayers with interest.

Management cannot predict the outcome of this proceeding concerning the Ohio IGCC plant or what effect, if any, this proceeding could have on future net income and cash flows. However, if OPCo is required to refund pre-construction costs collected, it could reduce future net income and cash flows and impact financial condition.

SWEPCo Rate Matters

2012 Texas Base Rate Case

In July 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In October 2013, the PUCT issued an order affirming the prudence of the Turk Plant but determined that the Turk Plant’s Texas jurisdictional capital cost cap established in a previous Certificate of Convenience and Necessity case also limited SWEPCo’s recovery of AFUDC in addition to limits on its recovery of cash construction costs. Additionally, the PUCT deferred consideration of the requested increase in depreciation expense related to the change in the 2016 retirement date of the Welsh Plant, Unit 2. As of June 30, 2014, the net book value of Welsh Plant, Unit 2 was $85 million, before cost of removal, including materials and supplies inventory and CWIP.

Upon rehearing in January 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase is approximately $52 million. In March 2014, the PUCT issued an order related to the January 2014 PUCT ruling and in April 2014, this order became final. In May 2014, intervenors filed appeals of that order with the Texas District Court. In June 2014, SWEPCo intervened in those appeals and filed initial responses.

If any part of the PUCT order is overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, or its retirement-related costs of Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

Texas Transmission Cost Recovery Factor Filing

In May 2014, SWEPCo filed an application with the PUCT to implement its transmission cost recovery factor (TCRF) requesting additional annual revenue of $15 million. The TCRF is designed to recover increases from the amounts included in SWEPCo’s Texas retail base rates for transmission infrastructure improvement costs and wholesale transmission charges under a tariff approved by the FERC. SWEPCo’s application included Turk Plant transmission-related costs. In July 2014, intervenors filed testimony with recommendations that included decreases ranging from $5 million to $14 million to the requested annual revenue. A hearing at the PUCT is scheduled for August 2014. An order is anticipated in the fourth quarter of 2014. If the PUCT were to disallow any portion of the TCRF, it could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant, Units 1 and 3 - Environmental Projects

To comply with pending Federal EPA regulations, SWEPCo is currently constructing environmental control projects to meet mercury and air toxics standards for Welsh Plant, Units 1 and 3 at a cost of approximately $410 million, excluding AFUDC.  Management currently estimates that the total environmental projects to be completed through 2020 for Welsh Plant, Units 1 and 3 will cost approximately $600 million, excluding AFUDC.  As of June 30, 2014, SWEPCo has incurred $72 million in costs related to these projects.  SWEPCo will seek to recover these project costs from customers through filings at the state commissions and FERC. These environmental projects could be impacted by pending carbon emission regulations.  As of June 30, 2014, the net book value of Welsh Plant, Units 1 and 3 was $297 million, before cost of removal, including materials and supplies inventory and CWIP.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo Rate Matters

Plant Transfer

In March 2014, APCo and WPCo filed a request with the WVPSC for approval to transfer at net book value to WPCo a one-half interest in the Mitchell Plant, comprising 780 MW of average annual generating capacity presently owned by AGR. In April 2014, APCo and WPCo filed testimony that supported their request and proposed a base rate surcharge of $113 million, to be offset by an equal reduction in the ENEC revenues, to be effective upon the transfer of the Mitchell Plant to WPCo until APCo's West Virginia base rates are updated. See the "2014 West Virginia Base Rate Case" below. In April 2014, AGR and WPCo filed a request with the FERC for approval to transfer AGR’s one-half interest in the Mitchell Plant to WPCo. In June 2014, the FERC issued an order approving this request. Also in June 2014, an intervenor filed a motion to stay the proceeding at the WVPSC until alternatives to the acquisition of the Mitchell Plant have been explored. In accordance with a July 2014 order addressing the motion to stay, APCo filed supplemental testimony to address intervenor concerns. In July 2014, the WVPSC issued an order that modified the procedural schedule. A hearing at the WVPSC is scheduled for September 2014. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo IGCC Plant

As of June 30, 2014, APCo deferred for future recovery pre-construction IGCC costs of approximately $9 million applicable to its West Virginia jurisdiction, approximately $2 million applicable to its FERC jurisdiction and approximately $10 million applicable to its Virginia jurisdiction.  In March 2014, APCo submitted a request to the Virginia SCC as part of the 2014 Virginia Biennial Base Rate Case to amortize the Virginia jurisdictional share of these costs over two years. In June 2014, APCo submitted a request to the WVPSC as part of the 2014 West Virginia Base Rate Case to amortize the West Virginia jurisdictional share of these costs over five years. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

2014 Virginia Biennial Base Rate Case

In March 2014, APCo filed a biennial generation and distribution base rate case with the Virginia SCC. In accordance with a Virginia statute, APCo did not request a change in base rates as its Virginia retail combined rate of return on common equity for 2012 and 2013 is within the statutory range of the approved return on common equity of 10.9%. The filing included a request to decrease generation depreciation rates, effective February 2015, primarily due to changes in the expected service lives of various generating units and the extended recovery through 2040 of the net book value of certain planned 2015 plant retirements. Additionally, the filing included a request to amortize $7 million annually for two years, beginning February 2015, related to IGCC and other deferred costs. A hearing at the Virginia SCC is scheduled for September 2014. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2014 West Virginia Base Rate Case

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $156 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units. The filing also requested amortization of $77 million over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $38 million annually to recover total vegetation management costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In April and May 2014, testimony was filed by the OCC staff and intervenors with recommendations that included adjustments to annual base rates ranging from an increase of $16 million to a reduction of $22 million, primarily based upon the determination of depreciation rates and a return on common equity between 9.18% and 9.5%. Additionally, the recommendations did not support the advanced metering rider or the expansion of the transmission rider. In May 2014, PSO filed rebuttal testimony that included an updated annual base rate increase request of $42 million to reflect certain updated costs.

In June 2014, a non-unanimous stipulation agreement between PSO, the OCC staff and certain intervenors was filed with the OCC. The parties to the stipulation recommended no overall change to the transmission rider or to annual revenues, other than additional revenues through a separate rider related to advanced metering costs, and that the terms of the stipulation be effective November 2014. The advanced metering rider would provide $7 million of revenues in 2014 and increases to $27 million in 2016. New depreciation rates are recommended for advanced metering investments and existing meters, to be effective November 2014. Further, the stipulation recommends a return on common equity of 9.85% to be used only in the formula to calculate AFUDC, factoring and for riders with an equity component. Additionally, the stipulation recommends recovery of regulatory assets for 2013 storms and regulatory case expenses. In July 2014, the Attorney General joined in the stipulation agreement. A hearing at the OCC was held in July 2014. If the OCC were to disallow any portion of this settlement agreement, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters

2011 Indiana Base Rate Case

In February 2013, the IURC issued an order that granted an $85 million annual increase in base rates based upon a return on common equity of 10.2% and adjusted the authorized annual increase in base rates to $92 million in March 2013.  In April 2014, the Indiana Office of Utility Consumer Counselor (OUCC) filed an appeal to the Indiana Supreme Court related to the inclusion of a prepaid pension asset in rate base, which is approximately $7 million in annual revenues. If any part of the IURC order is overturned by the Indiana Supreme Court, it could reduce future net income and cash flows and impact financial condition.

Cook Plant Life Cycle Management Project (LCM Project)

In April and May 2012, I&M filed a petition with the IURC and the MPSC, respectively, for approval of the LCM Project, which consists of a group of capital projects to ensure the safe and reliable operations of the Cook Plant through its licensed life (2034 for Unit 1 and 2037 for Unit 2). The estimated cost of the LCM Project is $1.2 billion to be incurred through 2018, excluding AFUDC.  As of June 30, 2014, I&M has incurred costs of $439 million related to the LCM Project, including AFUDC.

In July 2013, the IURC approved I&M’s proposed project with the exception of an estimated $23 million related to certain items that might accommodate a future potential power uprate which the IURC stated I&M could seek recovery of in a subsequent base rate case. I&M will recover approved costs through an LCM rider which will be determined in semi-annual proceedings. The IURC authorized deferral accounting for costs incurred related to certain projects effective January 2012 to the extent such costs are not reflected in rates. In December 2013, the IURC issued an interim order authorizing the implementation of LCM rider rates effective January 2014, subject to reconciliation upon the issuance of a final order by the IURC. In May 2014, the IURC issued a final order approving the LCM rider rates that were implemented in January 2014.

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

Tanners Creek Plant

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

In December 2013, I&M filed an application with the MPSC seeking approval of revised depreciation rates for Rockport Plant, Unit 1 and the Tanners Creek Plant due to the retirement of the Tanners Creek Plant in 2015. Upon the retirement of the Tanners Creek Plant, I&M proposed that, for purposes of determining its depreciation rates, the net book value of the Tanners Creek Plant be recovered over the remaining life of the Rockport Plant. I&M requested to have the impact of these new depreciation rates incorporated into the rates set in its next rate case where I&M will also seek continued recovery of a return on the net book value of the Tanners Creek Plant. The new depreciation rates would result in a decrease in I&M’s Michigan jurisdictional electric depreciation expense which I&M proposed to implement the month following a MPSC order. A hearing at the MPSC is scheduled for September 2014.

As of June 30, 2014, the net book value of the Tanners Creek Plant was $327 million, before cost of removal, including materials and supplies inventory and CWIP. If I&M is ultimately not permitted to fully recover its net book value of the Tanners Creek Plant and its retirement-related costs, it could reduce future net income and cash flows and impact financial condition.

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

Letters of Credit – Affecting APCo, I&M and OPCo

Certain Registrant Subsidiaries enter into standby letters of credit with third parties.  These letters of credit are issued in the ordinary course of business and cover items such as insurance programs, security deposits and debt service reserves.

AEP has two revolving credit facilities totaling $3.5 billion, under which up to $1.2 billion may be issued as letters of credit.  As of June 30, 2014, the maximum future payments for letters of credit issued under the revolving credit facilities were as follows:

Company	Amount	Maturity
	(in thousands)
I&M	$150	March 2015
OPCo	4,200	June 2015

The Registrant Subsidiaries have $307 million of variable rate Pollution Control Bonds supported by bilateral letters of credit for $310 million as follows:

Company	Pollution Control Bonds	Bilateral Letters of Credit	Maturity of Bilateral Letters of Credit
	(in thousands)
APCo	$229,650	$232,293	March 2016 to March 2017
I&M	77,000	77,886	March 2015

Guarantees of Third-Party Obligations – Affecting SWEPCo

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of approximately $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of June 30, 2014, SWEPCo has collected approximately $63 million through a rider for final mine closure and reclamation costs, of which $16 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $47 million is recorded in Asset Retirement Obligations on SWEPCo’s condensed balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees – Affecting APCo, I&M, OPCo, PSO and SWEPCo

Contracts

The Registrant Subsidiaries enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2014, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of the AEP East Companies related to power purchase and sale activity pursuant to the SIA.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity pursuant to the SIA.

Master Lease Agreements

The Registrant Subsidiaries lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrant Subsidiaries are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of June 30, 2014, the maximum potential loss by Registrant Subsidiary for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in thousands)
APCo	$3,671
I&M	2,618
OPCo	4,161
PSO	1,505
SWEPCo	2,438

Railcar Lease

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $12 million and $14 million for I&M and SWEPCo, respectively, for the remaining railcars as of June 30, 2014.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ.  I&M’s reserve is approximately $7 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the site or changes in the scope of remediation required by the MDEQ.  Management cannot predict the amount of additional cost, if any.

NUCLEAR CONTINGENCIES – AFFECTING I&M

I&M owns and operates the two-unit 2,191 MW Cook Plant under licenses granted by the Nuclear Regulatory Commission.  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation – Affecting I&M

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff. The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio. AEGCo’s and I&M’s motion to dismiss the case, filed in October 2013, is pending. Management will continue to defend against the claims. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

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

In March 2014, the federal court granted plaintiffs’ motion to conditionally certify the action as a class action.  Notice was given to all class members and an additional 44 individuals opted in to the class, bringing the plaintiff class to 80 current and former employees. Management will continue to defend the case. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

6.  DISPOSITION AND IMPAIRMENT

DISPOSITION

2013

Conesville Coal Preparation Facility – Affecting OPCo

In April 2013, OPCo closed on the sale of its Conesville Coal Preparation facility.  This sale did not have a significant impact on OPCo’s financial statements.

IMPAIRMENT

2013

Muskingum River Plant, Unit 5 – Affecting OPCo

In May 2013, the U.S. District Court for the Southern District of Ohio approved a modification to the consent decree, which was initially entered into in 2007, requiring certain types of pollution control equipment to be installed at certain AEP plants, including OPCo’s 600 MW Muskingum River Plant, Unit 5 (MR5) coal-fired generation plant.  Under the modification to the consent decree, OPCo has the option to cease burning coal and retire MR5 in 2015 or to cease burning coal in 2015 and complete a natural gas refueling project no later than June 2017.  In the second quarter of 2013, based on the approval of the modified consent decree and changes in other market factors, management re-evaluated potential courses of action with respect to the planned operation of MR5 and concluded that completion of a refueling project, which would have extended the useful life of MR5, is remote.  As a result, management completed an impairment analysis and concluded that MR5 was impaired.  Under a market-based value approach, using level 3 unobservable inputs, management determined that the fair value of this generating unit was zero based on the lack of installed environmental control equipment and the nature and condition of this generating unit.  In the second quarter of 2013, OPCo recorded a pretax impairment of $154 million in Asset Impairments and Other Related Charges on the statement of income which includes a $6 million pretax impairment of related material and supplies inventory.  Management will retire the plant in 2015.

7.  BENEFIT PLANS

The Registrant Subsidiaries participate in an AEP sponsored qualified pension plan and two unfunded nonqualified pension plans.  Substantially all employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  The Registrant Subsidiaries also participate in OPEB plans sponsored by AEP to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant Subsidiary for the plans for the three and six months ended June 30, 2014 and 2013:

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$1,759	$1,542	$362	$642
Interest Cost	7,406	6,915	3,197	3,364
Expected Return on Plan Assets	(8,481)	(9,260)	(4,633)	(4,537)
Amortization of Prior Service Cost (Credit)	49	50	(2,512)	(2,513)
Amortization of Net Actuarial Loss	4,148	6,257	1,145	3,062
Net Periodic Benefit Cost (Credit)	$4,881	$5,504	$(2,441)	$18

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$3,518	$3,085	$724	$1,283
Interest Cost	14,812	13,831	6,394	6,727
Expected Return on Plan Assets	(16,963)	(18,520)	(9,266)	(9,073)
Amortization of Prior Service Cost (Credit)	99	99	(5,025)	(5,025)
Amortization of Net Actuarial Loss	8,296	12,513	2,291	6,124
Net Periodic Benefit Cost (Credit)	$9,762	$11,008	$(4,882)	$36

I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$2,517	$2,184	$487	$805
Interest Cost	6,574	6,025	1,910	2,055
Expected Return on Plan Assets	(7,748)	(8,206)	(3,363)	(3,296)
Amortization of Prior Service Cost (Credit)	48	48	(2,356)	(2,355)
Amortization of Net Actuarial Loss	3,646	5,422	592	1,881
Net Periodic Benefit Cost (Credit)	$5,037	$5,473	$(2,730)	$(910)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$5,034	$4,368	$974	$1,610
Interest Cost	13,147	12,050	3,819	4,110
Expected Return on Plan Assets	(15,496)	(16,413)	(6,727)	(6,592)
Amortization of Prior Service Cost (Credit)	97	97	(4,711)	(4,710)
Amortization of Net Actuarial Loss	7,292	10,844	1,184	3,763
Net Periodic Benefit Cost (Credit)	$10,074	$10,946	$(5,461)	$(1,819)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$1,285	$2,373	$257	$1,299
Interest Cost	5,526	10,292	1,900	4,447
Expected Return on Plan Assets	(6,606)	(15,142)	(3,380)	(6,239)
Amortization of Prior Service Cost (Credit)	39	70	(1,730)	(3,230)
Amortization of Net Actuarial Loss	3,105	9,309	595	4,041
Net Periodic Benefit Cost (Credit)	$3,349	$6,902	$(2,358)	$318

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$2,570	$4,745	$513	$2,599
Interest Cost	11,052	20,584	3,801	8,894
Expected Return on Plan Assets	(13,213)	(30,283)	(6,760)	(12,477)
Amortization of Prior Service Cost (Credit)	78	141	(3,461)	(6,461)
Amortization of Net Actuarial Loss	6,211	18,618	1,190	8,082
Net Periodic Benefit Cost (Credit)	$6,698	$13,805	$(4,717)	$637

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$1,302	$1,390	$210	$343
Interest Cost	3,014	2,749	894	948
Expected Return on Plan Assets	(3,651)	(3,919)	(1,575)	(1,522)
Amortization of Prior Service Cost (Credit)	74	74	(1,073)	(1,073)
Amortization of Net Actuarial Loss	1,688	2,461	277	869
Net Periodic Benefit Cost (Credit)	$2,427	$2,755	$(1,267)	$(435)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$2,604	$2,781	$420	$686
Interest Cost	6,028	5,497	1,787	1,896
Expected Return on Plan Assets	(7,302)	(7,837)	(3,150)	(3,044)
Amortization of Prior Service Cost (Credit)	148	148	(2,145)	(2,145)
Amortization of Net Actuarial Loss	3,376	4,922	554	1,738
Net Periodic Benefit Cost (Credit)	$4,854	$5,511	$(2,534)	$(869)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$1,654	$1,753	$253	$423
Interest Cost	3,162	2,863	998	1,076
Expected Return on Plan Assets	(3,857)	(4,128)	(1,754)	(1,720)
Amortization of Prior Service Cost (Credit)	88	88	(1,289)	(1,290)
Amortization of Net Actuarial Loss	1,762	2,554	308	982
Net Periodic Benefit Cost (Credit)	$2,809	$3,130	$(1,484)	$(529)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service Cost	$3,309	$3,506	$506	$846
Interest Cost	6,325	5,727	1,996	2,151
Expected Return on Plan Assets	(7,714)	(8,255)	(3,508)	(3,440)
Amortization of Prior Service Cost (Credit)	175	175	(2,578)	(2,578)
Amortization of Net Actuarial Loss	3,523	5,107	617	1,964
Net Periodic Benefit Cost (Credit)	$5,618	$6,260	$(2,967)	$(1,057)

8.  BUSINESS SEGMENTS

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

9.  DERIVATIVES AND HEDGING

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

The following tables represent the gross notional volume of the Registrant Subsidiaries’ outstanding derivative contracts as of June 30, 2014 and December 31, 2013:

Notional Volume of Derivative Instruments
June 30, 2014

Primary Risk Exposure	Unit of Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	67,059	48,352	32,686	14,744	18,668
Coal	Tons	465	1,778	—	500	917
Natural Gas	MMBtus	1,540	1,030	—	68	87
Heating Oil and Gasoline	Gallons	891	427	907	502	572
Interest Rate	USD	$8,041	$5,454	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2013

Primary Risk Exposure	Unit of Measure	APCo	I&M	OPCo	PSO	SWEPCo
		(in thousands)
Commodity:
Power	MWhs	48,995	33,231	34,843	13,469	17,057
Coal	Tons	31	3,389	—	1,013	1,692
Natural Gas	MMBtus	2,477	1,680	—	—	—
Heating Oil and Gasoline	Gallons	1,089	521	1,108	614	699
Interest Rate	USD	$12,720	$8,627	$—	$—	$—

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

The Registrant Subsidiaries’ vehicle fleet is exposed to gasoline and diesel fuel price volatility. AEPSC, on behalf of the Registrant Subsidiaries, enters into financial heating oil and gasoline derivative contracts in order to mitigate price risk of future fuel purchases. Cash flow hedge accounting for these derivative contracts was discontinued effective March 31, 2014. During the three and six months ended June 30, 2013, the Registrant Subsidiaries designated financial heating oil and gasoline derivatives as cash flow hedges. For disclosure purposes, these contracts were included with other hedging activities as “Commodity” as of December 31, 2013. In March 2014, these contracts were grouped as "Commodity" with other risk management activities. The Registrant Subsidiaries do not hedge all fuel price risk.

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

Credit risk is the risk that a counterparty will fail to perform on the contract or fail to pay amounts due. Liquidity risk represents the risk that imperfections in the market will cause the price to vary from estimated fair value based upon prevailing market supply and demand conditions. Since energy markets are imperfect and volatile, there are inherent risks related to the underlying assumptions in models used to fair value risk management contracts. Unforeseen events may cause reasonable price curves to differ from actual price curves throughout a contract's term and at the time a contract settles. Consequently, there could be significant adverse or favorable effects on future net income and cash flows if market prices are not consistent with management’s estimates of current market consensus for forward prices in the current period. This is particularly true for longer term contracts. Cash flows may vary based on market conditions, margin requirements and the timing of settlement of risk management contracts.

According to the accounting guidance for “Derivatives and Hedging,” the Registrant Subsidiaries reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrant Subsidiaries are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the June 30, 2014 and December 31, 2013 condensed balance sheets, the Registrant Subsidiaries netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	June 30, 2014		December 31, 2013
Company	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities
	(in thousands)
APCo	$1,356	$137	$—	$2,993
I&M	894	333	—	2,030
OPCo	145	—	—	—
PSO	72	—	—	1
SWEPCo	83	—	—	3

The following tables represent the gross fair value of the Registrant Subsidiaries’ derivative activity on the condensed balance sheets as of June 30, 2014 and December 31, 2013:

APCo

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$38,369	$—	$—	$38,369	$(13,550)	$24,819
Long-term Risk Management Assets	10,305	—	—	10,305	(2,195)	8,110
Total Assets	48,674	—	—	48,674	(15,745)	32,929

Current Risk Management Liabilities	16,948	—	—	16,948	(12,722)	4,226
Long-term Risk Management Liabilities	5,570	—	—	5,570	(1,804)	3,766
Total Liabilities	22,518	—	—	22,518	(14,526)	7,992

Total MTM Derivative Contract Net Assets (Liabilities)	$26,156	$—	$—	$26,156	$(1,219)	$24,937

APCo

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$46,431	$389	$—	$46,820	$(25,649)	$21,171
Long-term Risk Management Assets	20,948	—	—	20,948	(4,000)	16,948
Total Assets	67,379	389	—	67,768	(29,649)	38,119

Current Risk Management Liabilities	37,010	313	—	37,323	(28,431)	8,892
Long-term Risk Management Liabilities	14,452	—	—	14,452	(4,211)	10,241
Total Liabilities	51,462	313	—	51,775	(32,642)	19,133

Total MTM Derivative Contract Net Assets (Liabilities)	$15,917	$76	$—	$15,993	$2,993	$18,986

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

I&M

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$27,932	$—	$—	$27,932	$(10,043)	$17,889
Long-term Risk Management Assets	6,894	—	—	6,894	(1,487)	5,407
Total Assets	34,826	—	—	34,826	(11,530)	23,296

Current Risk Management Liabilities	13,222	—	—	13,222	(9,745)	3,477
Long-term Risk Management Liabilities	3,778	—	—	3,778	(1,224)	2,554
Total Liabilities	17,000	—	—	17,000	(10,969)	6,031

Total MTM Derivative Contract Net Assets (Liabilities)	$17,826	$—	$—	$17,826	$(561)	$17,265

I&M

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$33,229	$234	$—	$33,463	$(18,075)	$15,388
Long-term Risk Management Assets	14,208	—	—	14,208	(2,713)	11,495
Total Assets	47,437	234	—	47,671	(20,788)	26,883

Current Risk Management Liabilities	26,779	212	—	26,991	(19,962)	7,029
Long-term Risk Management Liabilities	9,802	—	—	9,802	(2,856)	6,946
Total Liabilities	36,581	212	—	36,793	(22,818)	13,975

Total MTM Derivative Contract Net Assets (Liabilities)	$10,856	$22	$—	$10,878	$2,030	$12,908

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

OPCo

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$9,430	$—	$—	$9,430	$(131)	$9,299
Long-term Risk Management Assets	14	—	—	14	(14)	—
Total Assets	9,444	—	—	9,444	(145)	9,299

Current Risk Management Liabilities	—	—	—	—	—	—
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	—	—	—	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$9,444	$—	$—	$9,444	$(145)	$9,299

OPCo

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$3,269	$162	$—	$3,431	$(349)	$3,082
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	3,269	162	—	3,431	(349)	3,082

Current Risk Management Liabilities	349	—	—	349	(349)	—
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	349	—	—	349	(349)	—

Total MTM Derivative Contract Net Assets (Liabilities)	$2,920	$162	$—	$3,082	$—	$3,082

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

PSO

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$509	$—	$—	$509	$13	$522
Long-term Risk Management Assets	8	—	—	8	(8)	—
Total Assets	517	—	—	517	5	522

Current Risk Management Liabilities	25	—	—	25	77	102
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	25	—	—	25	77	102

Total MTM Derivative Contract Net Assets (Liabilities)	$492	$—	$—	$492	$(72)	$420

PSO

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$1,078	$84	$—	$1,162	$5	$1,167
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	1,078	84	—	1,162	5	1,167

Current Risk Management Liabilities	81	—	—	81	4	85
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	81	—	—	81	4	85

Total MTM Derivative Contract Net Assets (Liabilities)	$997	$84	$—	$1,081	$1	$1,082

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the condensed balance sheets on a net basis in accordance with the accounting guidance for "Derivatives and Hedging."

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for "Derivatives and Hedging."

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

SWEPCo

Fair Value of Derivative Instruments
June 30, 2014

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$596	$—	$—	$596	$(90)	$506
Long-term Risk Management Assets	9	—	—	9	(9)	—
Total Assets	605	—	—	605	(99)	506

Current Risk Management Liabilities	33	—	—	33	(16)	17
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	33	—	—	33	(16)	17

Total MTM Derivative Contract Net Assets (Liabilities)	$572	$—	$—	$572	$(83)	$489

SWEPCo

Fair Value of Derivative Instruments
December 31, 2013

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in thousands)
Current Risk Management Assets	$1,233	$97	$—	$1,330	$(151)	$1,179
Long-term Risk Management Assets	—	—	—	—	—	—
Total Assets	1,233	97	—	1,330	(151)	1,179

Current Risk Management Liabilities	154	—	—	154	(154)	—
Long-term Risk Management Liabilities	—	—	—	—	—	—
Total Liabilities	154	—	—	154	(154)	—

Total MTM Derivative Contract Net Assets (Liabilities)	$1,079	$97	$—	$1,176	$3	$1,179

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

The tables below present the Registrant Subsidiaries’ activity of derivative risk management contracts for the three and six months ended June 30, 2014 and 2013:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2014

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$1,184	$1,323	$56	$63	$(79)
Sales to AEP Affiliates	—	(300)	—	300	—
Regulatory Assets (a)	—	—	—	(12)	(16)
Regulatory Liabilities (a)	13,718	8,793	6,404	(669)	(1,019)
Total Gain (Loss) on Risk Management Contracts	$14,902	$9,816	$6,460	$(318)	$(1,114)

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2013

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$194	$2,897	$1,819	$169	$302
Regulatory Assets (a)	(974)	(1,585)	(4,492)	192	(373)
Regulatory Liabilities (a)	1,230	(880)	3,360	(1)	39
Total Gain (Loss) on Risk Management Contracts	$450	$432	$687	$360	$(32)

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2014

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$6,031	$7,479	$56	$127	$(56)
Sales to AEP Affiliates	—	(521)	—	521	—
Regulatory Assets (a)	4	—	—	(10)	(13)
Regulatory Liabilities (a)	46,050	27,110	41,503	(189)	311
Total Gain on Risk Management Contracts	$52,085	$34,068	$41,559	$449	$242

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2013

Location of Gain (Loss)	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Electric Generation, Transmission and Distribution Revenues	$873	$7,844	$3,533	$216	$330
Regulatory Assets (a)	—	(1,099)	(5,697)	2,202	(102)
Regulatory Liabilities (a)	(210)	(6,062)	3,360	—	135
Total Gain on Risk Management Contracts	$663	$683	$1,196	$2,418	$363

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the condensed balance sheets.

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

The Registrant Subsidiaries record realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the condensed statements of income. During the three and six months ended June 30, 2014 and 2013, the Registrant Subsidiaries did not designate any fair value hedging strategies.

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

Realized gains and losses on derivative contracts for the purchase and sale of power, coal and natural gas designated as cash flow hedges are included in Revenues, Fuel and Other Consumables Used for Electric Generation or Purchased Electricity for Resale on the condensed statements of income, or in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2014, APCo and I&M designated power, coal and natural gas derivatives as cash flow hedges. During the three and six months ended June 30, 2013, APCo, I&M and OPCo designated power, coal and natural gas derivatives as cash flow hedges.

The Registrant Subsidiaries reclassify gains and losses on heating oil and gasoline derivative contracts designated as cash flow hedges from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Other Operation expense, Maintenance expense or Depreciation and Amortization expense, as it relates to capital projects, on the condensed statements of income. During the three and six months ended June 30, 2013, the Registrant Subsidiaries designated heating oil and gasoline derivatives as cash flow hedges. Cash flow hedge accounting for these derivative contracts was discontinued effective March 31, 2014.

The Registrant Subsidiaries reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Interest Expense on the condensed statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2014 and 2013, I&M designated interest rate derivatives as cash flow hedges.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets into Depreciation and Amortization expense on the condensed statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and six months ended June 30, 2014 and 2013, the Registrant Subsidiaries did not designate any foreign currency derivatives as cash flow hedges.

During the three and six months ended June 30, 2014 and 2013, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on designated, effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets and the reasons for changes in cash flow hedges for the three and six months ended June 30, 2014 and 2013, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the condensed balance sheets as of June 30, 2014 and December 31, 2013 were:

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
June 30, 2014

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
Company	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$—	$—	$—	$—	$—	$3,596
I&M	—	—	—	—	—	(15,155)
OPCo	—	—	—	—	—	6,288
PSO	—	—	—	—	—	5,322
SWEPCo	—	—	—	—	—	(12,169)

	Expected to be Reclassified to Net Income During the Next Twelve Months
Company	Commodity	Interest Rate and Foreign Currency	Maximum Term for Exposure to Variability of Future Cash Flows
	(in thousands)		(in months)
APCo	$—	$(431)	0
I&M	—	(1,283)	0
OPCo	—	1,372	0
PSO	—	759	0
SWEPCo	—	(2,267)	0

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets
December 31, 2013

	Hedging Assets (a)		Hedging Liabilities (a)		AOCI Gain (Loss) Net of Tax
Company	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$363	$—	$287	$—	$94	$3,090
I&M	216	—	194	—	46	(15,976)
OPCo	162	—	—	—	105	6,974
PSO	84	—	—	—	57	5,701
SWEPCo	97	—	—	—	66	(13,304)

	Expected to be Reclassified to Net Income During the Next Twelve Months
Company	Commodity	Interest Rate and Foreign Currency
	(in thousands)
APCo	$94	$(806)
I&M	46	(1,568)
OPCo	105	1,363
PSO	57	759
SWEPCo	66	(2,267)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the condensed balance sheets.

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

Collateral Triggering Events

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, the Registrant Subsidiaries are obligated to post an additional amount of collateral if certain credit ratings decline below investment grade. The amount of collateral required fluctuates based on market prices and total exposure. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts. The Registrant Subsidiaries have not experienced a downgrade below investment grade. The following tables represent: (a) the Registrant Subsidiaries’ fair values of such derivative contracts, (b) the amount of collateral the Registrant Subsidiaries would have been required to post for all derivative and non-derivative contracts if credit ratings of the Registrant Subsidiaries had declined below investment grade and (c) how much was attributable to RTO and ISO activities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
Company	Liabilities for Derivative Contracts with Credit Downgrade Triggers	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post	Amount Attributable to RTO and ISO Activities
	(in thousands)
APCo	$140	$3,096	$3,023
I&M	95	2,096	2,051
OPCo	—	—	—
PSO	3	10,137	5,989
SWEPCo	3	7,729	7,585

	December 31, 2013
Company	Liabilities for Derivative Contracts with Credit Downgrade Triggers	Amount of Collateral the Registrant Subsidiaries Would Have Been Required to Post	Amount Attributable to RTO and ISO Activities
	(in thousands)
APCo	$575	$2,747	$2,539
I&M	390	1,863	1,722
OPCo	349	—	—
PSO	—	2,930	410
SWEPCo	—	713	519

In addition, a majority of the Registrant Subsidiaries’ non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation in excess of $50 million.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount this exposure has been reduced by cash collateral posted by the Registrant Subsidiaries and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering the Registrant Subsidiaries’ contractual netting arrangements as of June 30, 2014 and December 31, 2013:

	June 30, 2014
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
	(in thousands)
APCo	$10,809	$—	$7,909
I&M	7,328	—	5,362
OPCo	—	—	—
PSO	14	—	14
SWEPCo	18	—	18

	December 31, 2013
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
	(in thousands)
APCo	$19,648	$—	$18,568
I&M	13,326	—	12,594
OPCo	—	—	—
PSO	3	—	3
SWEPCo	3	—	3

10.  FAIR VALUE MEASUREMENTS

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

The book values and fair values of Long-term Debt for the Registrant Subsidiaries as of June 30, 2014 and December 31, 2013 are summarized in the following table:

	June 30, 2014		December 31, 2013
Company	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
APCo	$3,992,617	$4,624,573	$4,194,357	$4,587,079
I&M	1,979,041	2,193,580	2,039,016	2,174,891
OPCo	2,370,952	2,760,808	2,735,175	3,007,191
PSO	1,041,075	1,207,009	999,810	1,111,149
SWEPCo	2,041,885	2,330,329	2,043,332	2,214,730

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

The following is a summary of nuclear trust fund investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments	Estimated Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments
	(in thousands)
Cash and Cash Equivalents	$14,847	$—	$—	$18,804	$—	$—
Fixed Income Securities:
United States Government	579,840	36,602	(26,358)	608,875	26,114	(3,824)
Corporate Debt	46,567	3,791	(1,068)	36,782	2,450	(1,123)
State and Local Government	309,233	889	(590)	254,638	748	(370)
Subtotal Fixed Income Securities	935,640	41,282	(28,016)	900,295	29,312	(5,317)
Equity Securities - Domestic	1,068,019	557,150	(79,089)	1,012,511	505,538	(81,677)
Spent Nuclear Fuel and Decommissioning Trusts	$2,018,506	$598,432	$(107,105)	$1,931,610	$534,850	$(86,994)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds from Investment Sales	$334,834	$218,272	$482,534	$385,942
Purchases of Investments	344,324	227,470	508,835	411,769
Gross Realized Gains on Investment Sales	9,077	8,575	17,218	11,898
Gross Realized Losses on Investment Sales	7,834	7,397	8,708	9,712

The adjusted cost of fixed income securities was $894 million and $872 million as of June 30, 2014 and December 31, 2013, respectively.  The adjusted cost of equity securities was $511 million and $506 million as of June 30, 2014 and December 31, 2013, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2014 was as follows:

Fair Value of Fixed Income Securities
(in thousands)
Within 1 year	$38,967
1 year – 5 years	414,273
5 years – 10 years	207,156
After 10 years	275,244
Total	$935,640

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$20,709	$—	$—	$52	$20,761

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	254	26,923	20,307	(14,555)	32,929

Total Assets:	$20,963	$26,923	$20,307	$(14,503)	$53,690

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$197	$19,218	$1,913	$(13,336)	$7,992

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$2,714	$—	$—	$36	$2,750

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	827	54,448	12,097	(29,616)	37,756
Cash Flow Hedges:
Commodity Hedges (b)	—	389	—	(26)	363
Total Risk Management Assets	827	54,837	12,097	(29,642)	38,119

Total Assets:	$3,541	$54,837	$12,097	$(29,606)	$40,869

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$700	$49,220	$1,535	$(32,609)	$18,846
Cash Flow Hedges:
Commodity Hedges (b)	—	313	—	(26)	287
Total Risk Management Liabilities	$700	$49,533	$1,535	$(32,635)	$19,133

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$171	$19,628	$14,220	$(10,723)	$23,296

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	3,635	—	—	11,212	14,847
Fixed Income Securities:
United States Government	—	579,840	—	—	579,840
Corporate Debt	—	46,567	—	—	46,567
State and Local Government	—	309,233	—	—	309,233
Subtotal Fixed Income Securities	—	935,640	—	—	935,640
Equity Securities - Domestic (e)	1,068,019	—	—	—	1,068,019
Total Spent Nuclear Fuel and Decommissioning Trusts	1,071,654	935,640	—	11,212	2,018,506

Total Assets	$1,071,825	$955,268	$14,220	$489	$2,041,802

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$133	$14,763	$1,297	$(10,162)	$6,031

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$561	$38,667	$8,205	$(20,766)	$26,667
Cash Flow Hedges:
Commodity Hedges (b)	—	234	—	(18)	216
Total Risk Management Assets	561	38,901	8,205	(20,784)	26,883

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (d)	8,082	—	—	10,722	18,804
Fixed Income Securities:
United States Government	—	608,875	—	—	608,875
Corporate Debt	—	36,782	—	—	36,782
State and Local Government	—	254,638	—	—	254,638
Subtotal Fixed Income Securities	—	900,295	—	—	900,295
Equity Securities - Domestic (e)	1,012,511	—	—	—	1,012,511
Total Spent Nuclear Fuel and Decommissioning Trusts	1,020,593	900,295	—	10,722	1,931,610

Total Assets	$1,021,154	$939,196	$8,205	$(10,062)	$1,958,493

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$475	$35,061	$1,041	$(22,796)	$13,781
Cash Flow Hedges:
Commodity Hedges (b)	—	212	—	(18)	194
Total Risk Management Liabilities	$475	$35,273	$1,041	$(22,814)	$13,975

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$43,003	$—	$—	$31	$43,034

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	144	9,300	(145)	9,299

Total Assets	$43,003	$144	$9,300	$(114)	$52,333

As of June 30, 2014, OPCo had no liabilities measured at fair value on a recurring basis.

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Restricted Cash for Securitized Funding (a)	$19,387	$—	$—	$12	$19,399

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	—	3,269	(349)	2,920
Cash Flow Hedges:
Commodity Hedges (b)	—	162	—	—	162
Total Risk Management Assets	—	162	3,269	(349)	3,082

Total Assets	$19,387	$162	$3,269	$(337)	$22,481

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$—	$349	$(349)	$—

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$9	$508	$—	$5	$522

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$5	$17	$3	$77	$102

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	$—	$1,078	$—	$5	$1,083
Cash Flow Hedges:
Commodity Hedges (b)	—	84	—	—	84
Total Risk Management Assets	$—	$1,162	$—	$5	$1,167

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$81	$—	$4	$85

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (a)	$14,622	$—	$—	$2,349	$16,971

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	12	593	—	(99)	506

Total Assets	$14,634	$593	$—	$2,250	$17,477

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$7	$23	$3	$(16)	$17

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in thousands)

Cash and Cash Equivalents (a)	$15,871	$—	$—	$1,370	$17,241

Risk Management Assets
Risk Management Commodity Contracts (b) (c)	—	1,233	—	(151)	1,082
Cash Flow Hedges:
Commodity Hedges (b)	—	97	—	—	97
Total Risk Management Assets	—	1,330	—	(151)	1,179

Total Assets	$15,871	$1,330	$—	$1,219	$18,420

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (b) (c)	$—	$154	$—	$(154)	$—

(a)	Amounts in "Other" column primarily represent cash deposits in bank accounts with financial institutions or with third parties. Level 1 amounts primarily represent investment in money market funds.

(b)	Amounts in “Other” column primarily represent counterparty netting of risk management and hedging contracts and associated cash collateral under the accounting guidance for “Derivatives and Hedging.”

(c)	Substantially comprised of power contracts for APCo, I&M and OPCo and coal contracts for PSO and SWEPCo.

(d)	Amounts in “Other” column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.

(e)	Amounts represent publicly traded equity securities and equity-based mutual funds.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy for the Registrant Subsidiaries:

Three Months Ended June 30, 2014	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of March 31, 2014	$7,401	$4,842	$3,912	$349	$442
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(4,046)	(2,554)	(4,236)	(349)	(442)
Purchases, Issuances and Settlements (c)	(32)	(35)	347	—	—
Transfers into Level 3 (d) (e)	182	124	—	—	—
Transfers out of Level 3 (e) (f)	3	2	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	14,886	10,544	9,277	(3)	(3)
Balance as of June 30, 2014	$18,394	$12,923	$9,300	$(3)	$(3)

Three Months Ended June 30, 2013	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of March 31, 2013	$8,756	$6,051	$12,381	$—	$—
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(369)	(255)	(522)	—	—
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	—	—	2,390	—	—
Purchases, Issuances and Settlements (c)	641	443	906	—	—
Transfers into Level 3 (d) (e)	243	168	344	—	—
Transfers out of Level 3 (e) (f)	(362)	(250)	(512)	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	4,067	2,810	3,360	—	—
Balance as of June 30, 2013	$12,976	$8,967	$18,347	$—	$—

Six Months Ended June 30, 2014	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2013	$10,562	$7,164	$2,920	$—	$—
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	29,132	18,211	30,768	—	—
Purchases, Issuances and Settlements (c)	(31,790)	(20,014)	(33,688)	—	—
Transfers into Level 3 (d) (e)	(3,643)	(2,471)	—	—	—
Transfers out of Level 3 (e) (f)	(2)	(2)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	14,135	10,035	9,300	(3)	(3)
Balance as of June 30, 2014	$18,394	$12,923	$9,300	$(3)	$(3)

Six Months Ended June 30, 2013	APCo	I&M	OPCo	PSO	SWEPCo
	(in thousands)
Balance as of December 31, 2012	$10,979	$7,541	$15,429	$—	$—
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(3,532)	(2,439)	(4,990)	—	—
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	—	—	598	—	—
Purchases, Issuances and Settlements (c)	2,859	1,977	4,045	—	—
Transfers into Level 3 (d) (e)	875	602	1,231	—	—
Transfers out of Level 3 (e) (f)	(941)	(648)	(1,326)	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (g)	2,736	1,934	3,360	—	—
Balance as of June 30, 2013	$12,976	$8,967	$18,347	$—	$—

(a)	Included in revenues on the condensed statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents the settlement of risk management commodity contracts for the reporting period.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Represents existing assets or liabilities that were previously categorized as Level 3.

(g)	Relates to the net gains (losses) of those contracts that are not reflected on the condensed statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for the Registrant Subsidiaries as of June 30, 2014 and December 31, 2013:

Significant Unobservable Inputs
June 30, 2014
APCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$5,320	$1,773	Discounted Cash Flow	Forward Market Price	$13.59	$66.90	$42.23
FTRs	14,987	140	Discounted Cash Flow	Forward Market Price	(14.63)	9.26	1.01
Total	$20,307	$1,913

Significant Unobservable Inputs
December 31, 2013
APCo

				Significant
	Fair Value		Valuation	Unobservable	Forward Price Range
	Assets	Liabilities	Technique	Input (a)	Low	High
	(in thousands)
Energy Contracts	$9,359	$960	Discounted Cash Flow	Forward Market Price	$13.04	$80.50
FTRs	2,738	575	Discounted Cash Flow	Forward Market Price	(5.10)	10.44
Total	$12,097	$1,535

Significant Unobservable Inputs
June 30, 2014
I&M

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in thousands)
Energy Contracts	$3,608	$1,202	Discounted Cash Flow	Forward Market Price	$13.59	$66.90	$42.23
FTRs	10,612	95	Discounted Cash Flow	Forward Market Price	(14.63)	9.26	1.01
Total	$14,220	$1,297

Significant Unobservable Inputs
December 31, 2013
I&M

				Significant
	Fair Value		Valuation	Unobservable	Forward Price Range
	Assets	Liabilities	Technique	Input (a)	Low	High
	(in thousands)
Energy Contracts	$6,348	$651	Discounted Cash Flow	Forward Market Price	$13.04	$80.50
FTRs	1,857	390	Discounted Cash Flow	Forward Market Price	(5.10)	10.44
Total	$8,205	$1,041

Significant Unobservable Inputs
June 30, 2014
OPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$9,300	$—	Discounted Cash Flow	Forward Market Price	$(14.63)	$9.26	$1.01

Significant Unobservable Inputs
December 31, 2013
OPCo

				Significant
	Fair Value		Valuation	Unobservable	Forward Price Range
	Assets	Liabilities	Technique	Input (a)	Low	High
	(in thousands)
FTRs	$3,269	$349	Discounted Cash Flow	Forward Market Price	$(5.10)	$10.44

Significant Unobservable Inputs
June 30, 2014
PSO

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$—	$3	Discounted Cash Flow	Forward Market Price	$(14.63)	$9.26	$1.01

Significant Unobservable Inputs
June 30, 2014
SWEPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in thousands)
FTRs	$—	$3	Discounted Cash Flow	Forward Market Price	$(14.63)	$9.26	$1.01

(a)	Represents market prices in dollars per MWh.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrant Subsidiaries as of June 30, 2014:

Sensitivity of Fair Value Measurements
June 30, 2014

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

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

12.  FINANCING ACTIVITIES

Long-term Debt

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2014 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in thousands)	(%)
APCo	Senior Unsecured Notes	$300,000	4.40	2044
I&M	Pollution Control Bonds	100,000	1.75	2018
PSO	Other Long-term Debt	75,000	Variable	2016

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in thousands)	(%)
APCo	Land Note	$16	13.718	2026
APCo	Senior Unsecured Notes	200,000	4.95	2015
APCo	Other Long-term Debt	300,000	Variable	2015
I&M	Notes Payable	19,410	Variable	2017
I&M	Notes Payable	13,782	Variable	2016
I&M	Notes Payable	10,258	Variable	2016
I&M	Notes Payable	7,105	2.12	2016
I&M	Notes Payable	4,402	4.00	2014
I&M	Other Long-term Debt	4,813	Variable	2015
I&M	Other Long-term Debt	522	6.00	2025
I&M	Pollution Control Bonds	100,000	6.25	2014
OPCo	Other Long-term Debt	48	1.149	2028
OPCo	Pollution Control Bonds	79,450	3.25	2014
OPCo	Pollution Control Bonds	60,000	3.875	2014
OPCo	Senior Unsecured Notes	225,000	4.85	2014
PSO	Other Long-term Debt	206	3.00	2027
PSO	Pollution Control Bonds	33,700	5.25	2014
SWEPCo	Notes Payable	1,625	4.58	2032

In July 2014, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2014, OPCo retired $35 million of Securitization Bonds.

In July 2014, SWEPCo issued a $100 million three-year term credit facility and drew the full amount.

As of June 30, 2014, trustees held on behalf of I&M and OPCo, $40 million and $395 million, respectively, of their reacquired Pollution Control Bonds.

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

Utility Money Pool – AEP System

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2014 and December 31, 2013 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ condensed balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the six months ended June 30, 2014 are described in the following table:

Company	Maximum Borrowings from the Utility Money Pool	Maximum Loans to the Utility Money Pool	Average Borrowings from the Utility Money Pool	Average Loans to the Utility Money Pool	Net Loans to (Borrowings from) the Utility Money Pool as of June 30, 2014	Authorized Short-term Borrowing Limit
	(in thousands)
APCo	$44,215	$542,186	$15,653	$153,179	$28,794	$600,000
I&M	68,332	158,857	38,811	65,075	(33,847)	500,000
OPCo	120,264	405,350	35,792	114,371	(34,723)	400,000
PSO	176,950	—	87,805	—	(124,800)	300,000
SWEPCo	153,503	—	92,467	—	(79,098)	350,000

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Six Months Ended June 30,
	2014	2013
Maximum Interest Rate	0.33%	0.43%
Minimum Interest Rate	0.24%	0.32%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the six months ended June 30, 2014 and 2013 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for Six Months Ended June 30,		Average Interest Rate for Funds Loaned to the Utility Money Pool for Six Months Ended June 30,
Company	2014	2013	2014	2013
APCo	0.26%	0.36%	0.29%	0.36%
I&M	0.26%	0.36%	0.30%	0.35%
OPCo	0.27%	0.35%	0.29%	0.37%
PSO	0.28%	0.34%	—%	0.38%
SWEPCo	0.28%	0.34%	—%	0.37%
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

AEP Credit's receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables.  The agreement was increased in June 2014 from $700 million and expires in June 2016.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
Company	2014	2013
	(in thousands)
APCo	$156,930	$156,599
I&M	145,273	139,257
OPCo	359,370	324,287
PSO	149,600	115,260
SWEPCo	179,617	149,337

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2014	2013	2014	2013
	(in thousands)
APCo	$2,037	$1,459	$4,460	$3,015
I&M	1,785	1,530	3,825	2,982
OPCo	6,647	4,695	14,145	9,364
PSO	1,349	1,351	2,672	2,765
SWEPCo	1,579	1,384	3,145	2,764

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2014	2013	2014	2013
	(in thousands)
APCo	$345,963	$342,984	$783,159	$741,177
I&M	353,030	361,417	760,180	713,247
OPCo	626,025	661,959	1,312,652	1,358,917
PSO	325,536	321,620	615,753	561,895
SWEPCo	420,909	389,076	811,497	721,012

13.  VARIABLE INTEREST ENTITIES

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

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended June 30, 2014 and 2013 were $41 million and $40 million, respectively, and for the six months ended June 30, 2014 and 2013 were $80 million and $84 million, respectively.  See the table below for the classification of Sabine’s assets and liabilities on SWEPCo’s condensed balance sheets.

The balances below represent the assets and liabilities of Sabine that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
VARIABLE INTEREST ENTITIES
June 30, 2014 and December 31, 2013
(in thousands)

	Sabine
ASSETS	2014	2013
Current Assets	$59,604	$66,478
Net Property, Plant and Equipment	152,818	157,274
Other Noncurrent Assets	50,619	51,211
Total Assets	$263,041	$274,963

LIABILITIES AND EQUITY
Current Liabilities	$28,892	$32,812
Noncurrent Liabilities	233,752	241,673
Equity	397	478
Total Liabilities and Equity	$263,041	$274,963

I&M has nuclear fuel lease agreements with DCC Fuel II LLC, DCC Fuel IV LLC, DCC Fuel V LLC and DCC Fuel VI LLC (collectively DCC Fuel).  DCC Fuel was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended June 30, 2014 and 2013 were $32 million and $38 million, respectively, and for the six months ended June 30, 2014 and 2013 were $56 million and $64 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation.  In October 2013, the lease agreements ended for DCC Fuel LLC and DCC Fuel III LLC.  See the table below for the classification of DCC Fuel’s assets and liabilities on I&M’s condensed balance sheets.

The balances below represent the assets and liabilities of DCC Fuel that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
June 30, 2014 and December 31, 2013
(in thousands)

	DCC Fuel
ASSETS	2014	2013
Current Assets	$88,084	$117,762
Net Property, Plant and Equipment	96,821	156,820
Other Noncurrent Assets	34,856	60,450
Total Assets	$219,761	$335,032

LIABILITIES AND EQUITY
Current Liabilities	$84,086	$107,815
Noncurrent Liabilities	135,675	227,217
Total Liabilities and Equity	$219,761	$335,032

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo's equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $267 million and $267 million as of June 30, 2014 and December 31, 2013, respectively, and are included in current and long-term debt on the condensed balance sheets.  Ohio Phase-in-Recovery Funding has securitized assets of $122 million and $132 million as of June 30, 2014 and December 31, 2013, respectively, which are presented separately on the face of the condensed balance sheets.  The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO.  In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding's securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs.

The balances below represent the assets and liabilities of Ohio Phase-in-Recovery Funding that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

OHIO POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
June 30, 2014 and December 31, 2013
(in thousands)

	Ohio Phase-In Recovery Funding
ASSETS	2014	2013
Current Assets	$47,511	$23,198
Other Noncurrent Assets (a)	232,219	251,409
Total Assets	$279,730	$274,607

LIABILITIES AND EQUITY
Current Liabilities	$60,510	$36,470
Noncurrent Liabilities	217,883	236,800
Equity	1,337	1,337
Total Liabilities and Equity	$279,730	$274,607

(a)	Includes an intercompany item eliminated in consolidation as of June 30, 2014 and December 31, 2013 of $108 million and $116 million, respectively.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo's under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo's equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $380 million and $380 million as of June 30, 2014 and December 31, 2013, respectively, and are included in current and long term debt on the condensed balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $361 million and $369 million as of June 30, 2014 and December 31, 2013, respectively, which are presented separately on the face of the condensed balance sheets.  The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding's securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs.

The balances below represent the assets and liabilities of Appalachian Consumer Rate Relief Funding that are consolidated.  These balances include intercompany transactions that are eliminated upon consolidation.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
VARIABLE INTEREST ENTITIES
June 30, 2014 and December 31, 2013
(in thousands)

	Appalachian Consumer Rate Relief Funding
ASSETS	2014	2013
Current Assets	$23,121	$5,891
Other Noncurrent Assets (a)	369,014	378,029
Total Assets	$392,135	$383,920

LIABILITIES AND EQUITY
Current Liabilities	$30,327	$14,000
Noncurrent Liabilities	359,907	368,018
Equity	1,901	1,902
Total Liabilities and Equity	$392,135	$383,920

(a)	Includes an intercompany item eliminated in consolidation as of June 30, 2014 and December 31, 2013 of $4 million and $4 million, respectively.

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended June 30, 2014 and 2013 were $6 million and $13 million, respectively, and for the six months ended June 30, 2014 and 2013 were $8 million and $31 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s condensed balance sheets.

SWEPCo’s investment in DHLC was:

	June 30, 2014		December 31, 2013
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
Capital Contribution from SWEPCo	$7,643	$7,643	$7,643	$7,643
Retained Earnings	2,326	2,326	1,600	1,600
SWEPCo's Guarantee of Debt	—	115,829	—	61,348

Total Investment in DHLC	$9,969	$125,798	$9,243	$70,591

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2014	2013	2014	2013
	(in thousands)
APCo	$53,959	$41,496	$104,096	$80,537
I&M	30,103	28,706	62,073	56,204
OPCo	40,441	57,351	79,490	111,420
PSO	22,889	19,807	47,329	37,969
SWEPCo	32,718	29,595	65,741	57,075

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	June 30, 2014		December 31, 2013
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
APCo	$18,626	$18,626	$20,191	$20,191
I&M	10,361	10,361	12,864	12,864
OPCo	14,116	14,116	31,425	31,425
PSO	7,845	7,845	10,596	10,596
SWEPCo	9,758	9,758	13,520	13,520

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

Total billings from AEGCo were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2014	2013	2014	2013
	(in thousands)
I&M	$65,190	$53,191	$135,612	$111,726
OPCo	—	31,910	—	70,621

The carrying amount and classification of variable interest in AEGCo’s accounts payable are as follows:

	June 30, 2014		December 31, 2013
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in thousands)
I&M	$23,801	$23,801	$23,916	$23,916
OPCo	—	—	12,810	12,810

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

EXECUTIVE OVERVIEW

Customer Demand

In comparison to 2013, heating degree days for the six months ended June 30, 2014 were up 32% in AEP's western region and 20% in AEP's eastern region. Weather-normalized retail sales volumes for the second quarter of 2014 decreased by 0.5% from their levels for the second quarter of 2013 and increased by 0.6% for the first six months of 2014 from their levels for the first six months of 2013. In comparison to 2013, AEP's industrial sales volume decreased 0.5% and 1.6% for the three and six months ended June 30, 2014, respectively, due mainly to the closure of Ormet, a large aluminum company. Excluding Ormet, AEP's six months ended June 30, 2014 industrial sales volumes increased 3.4% over the six months ended June 30, 2013. Following Ormet's closure in October 2013, the loss of Ormet's load will not have a material impact on future gross margin because power previously sold to Ormet will be available for sale into generally higher priced wholesale markets.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of June 30, 2014, the AEP System had a total generating capacity of 37,600 MWs, of which 23,700 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the generating facilities.  For the Registrant Subsidiaries, management’s current ranges of estimates of environmental investments to comply with these requirements are listed below:

	Through 2020 Estimated Environmental Investment
Company	Low	High
	(in millions)
APCo	$310	$360
I&M	370	430
PSO	270	310
SWEPCo	910	1,010

Several proposed regulations issued during 2014, including CO2 and Clean Water Act, are currently under review and management cannot currently predict the impact these programs may have on future resource plans or the existing generating fleet; however, the costs may be substantial. For APCo, the projected environmental investment above includes the conversion of 470 MWs of coal generation to natural gas capacity.  If natural gas conversion is not completed, the units could be closed sooner than planned.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  The cost estimates for each Registrant Subsidiary will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.

Subject to the factors listed above and based upon continuing evaluation, management intends to retire the following plants or units of plants before or during 2016:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
APCo	Clinch River Plant, Unit 3	235
APCo	Glen Lyn Plant	335
APCo	Kanawha River Plant	400
APCo/AGR	Sporn Plant	600
I&M	Tanners Creek Plant	995
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528

As of June 30, 2014, the net book value before cost of removal, including related material and supplies inventory and CWIP balances, of the plants in the table above was $709 million.

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

The Federal EPA issued the Clean Air Interstate Rule (CAIR) in 2005 requiring specific reductions in SO2 and NOx emissions from power plants. The Federal EPA issued the Cross-State Air Pollution Rule (CSAPR) in August 2011 to replace CAIR. The CSAPR was challenged in the courts. The U.S. Court of Appeals for the District of Columbia Circuit issued an order in 2011 staying the effective date of the rule pending judicial review. In 2012, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized. That decision has been appealed to the U.S. Supreme Court. That decision was appealed to the U.S. Supreme Court, which reversed the decision in part and remanded the case to the U.S. Court of Appeals for the District of Columbia Circuit. Nearly all of the states in which the Registrant Subsidiaries’ power plants are located are covered by CAIR. See "Cross-State Air Pollution Rule (CSAPR)" section below.

The Federal EPA issued the final maximum achievable control technology (MACT) standards for coal and oil-fired power plants in 2012. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” section below.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) to address regional haze in federal parks and other protected areas. BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants. CAVR will be implemented through individual SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs. The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas. The Arkansas SIP was disapproved and the state is developing a revised submittal. In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states. This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2009, the Federal EPA issued a final mandatory reporting rule for CO2 and other greenhouse gases covering a broad range of facilities emitting in excess of 25,000 tons of CO2 emissions per year. The Federal EPA issued a final endangerment finding for greenhouse gas emissions from new motor vehicles in 2009. The Federal EPA determined that greenhouse gas emissions from stationary sources will be subject to regulation under the CAA beginning January 2011 and finalized its proposed scheme to streamline and phase-in regulation of stationary source CO2 emissions through the NSR prevention of significant deterioration and Title V operating permit programs through the issuance of final federal rules, SIP calls and FIPs. The Federal EPA has proposed to include CO2 emissions in standards that apply to new electric utility units and will consider whether such standards are appropriate for other source categories in the future. See "CO2 Regulation" section below.

The Federal EPA has also issued new, more stringent national ambient air quality standards (NAAQS) for PM, SO2, and is currently reviewing the NAAQS for ozone. States are in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the new NAAQS and may develop additional requirements for facilities as a result of those evaluations. Management cannot currently predict the nature, stringency or timing of those requirements.

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

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. Several of the petitioners filed motions to stay the implementation of the rule pending judicial review. In 2011, the court granted the motions for stay. In 2012, the court issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing the CAIR until a replacement rule is finalized. The majority determined that the CAA does not allow the Federal EPA to “overcontrol” emissions in an upwind state and that the Federal EPA exceeded its statutory authority by failing to allow states an opportunity to develop their own implementation plans before issuing a FIP. The Federal EPA and other respondents filed petitions for rehearing but in January 2013, the U.S. Court of Appeals for the District of Columbia Circuit denied all petitions for rehearing. The petition for further review filed by the Federal EPA and other parties in the U.S. Supreme Court was granted in June 2013. In April 2014, the U.S. Supreme Court issued a decision reversing in part the decision of the U.S. Court of Appeals for the District of Columbia Circuit and remanding the case for further proceedings consistent with the opinion. The parties have filed motions to govern further proceedings. The Federal EPA has filed a motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. Until the court acts on this motion, CAIR will remain in effect. Separate appeals of the Error Corrections Rule and the further revisions have been filed but no briefing schedules have been established. Management cannot predict the outcome of the pending litigation.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants. The rule establishes unit-specific emission rates for mercury, PM (as a surrogate for particles of nonmercury metal) and hydrogen chloride (as a surrogate for acid gases) for units burning coal on a site-wide 30-day rolling average basis. In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans. The effective date of the final rule was April 16, 2012 and compliance is required within three years. Petitions for administrative reconsideration and judicial review were filed. In 2012, the Federal EPA published a notice announcing that it would accept comments on its reconsideration of certain issues related to the new source standards, including clarification of the requirements that apply during periods of start-up and shut down, measurement issues and the application of variability factors that may have an impact on the level of the standards. The Federal EPA issued revisions to the new source standards consistent with the proposed rule, except the start-up and shut down provisions in March 2013. The Federal EPA is still considering additional changes to the start-up and shut down provisions. In April 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied all of the petitions for review of the April 2012 final rule.

The final rule contains a slightly less stringent PM limit for existing sources than the original proposal and allows operators to exclude periods of startup and shutdown from the emissions averaging periods. The compliance time frame remains a serious concern. The AEP System obtained a one-year administrative extension for several units to facilitate the installation of controls or to avoid a serious reliability problem. In addition, the Federal EPA issued an enforcement policy describing the circumstances under which an administrative consent order might be issued to provide a fifth year for the installation of controls or completion of reliability upgrades. Management remains concerned about the availability of compliance extensions, the inability to foreclose citizen suits being filed under the CAA for failure to achieve compliance by the required deadlines and the lack of coordination among the Mercury and Air Toxics Standards schedule and other environmental requirements.

CO2 Regulation

President Obama issued a memorandum to the Administrator of the Federal EPA directing the agency to develop and issue a new proposal regulating carbon emissions from new electric generating units. The new proposal was issued in September 2013 and requires new large natural gas units to meet 1,000 pounds of CO2 per MWh of electricity generated and small natural gas units to meet 1,100 pounds of CO2 per MWh. New coal-fired units are required to meet the 1,100 pounds of CO2 per MWh limit, with the option to meet the tighter limits if they choose to average emissions over multiple years. The proposal was published in the Federal Register in January 2014.

The Federal EPA was also directed to develop and issue a separate proposal regulating carbon emissions from modified and reconstructed electric generating units (EGUs) and to issue guidelines for existing EGUs before June 2014, to finalize those standards by June 2015 and to require states to submit revisions to their implementation plans including such standards no later than June 2016. The President directed the Federal EPA, in developing this proposal, to directly engage states, leaders in the power sector, labor leaders and other stakeholders, to tailor the regulations to reduce costs, to develop market-based instruments and allow regulatory flexibilities and “assure that the standards are developed and implemented in a manner consistent with the continued provision of reliable and affordable electric power.” The Federal EPA issued proposed guidelines establishing state goals for CO2 emissions from existing EGUs and proposed regulations governing emissions of CO2 from modified and reconstructed EGUs in June 2014 and comments are due in October 2014. The guidelines use a “portfolio” approach to reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable resources and increasing customer energy efficiency. The standards for modified and reconstructed units include several options, including use of historic baselines or energy efficiency audits to establish source-specific CO2 emission rates or to limit CO2 emissions to no more than 1,900 pounds per MWh at larger coal units and 2,100 pounds per MWh at smaller coal units. These proposed regulations are currently under review. Management cannot currently predict the impact these programs may have on future resource plans or the existing generating fleet, but the costs may be substantial.

In 2012, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision upholding, in all material respects, the Federal EPA’s endangerment finding, its regulatory program for CO2 emissions from new motor vehicles and its plan to phase in regulation of CO2 emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V operating permit programs. In 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied a petition for rehearing. In June 2014, the U.S. Supreme Court determined that the Federal EPA was not compelled to regulate CO2 emissions from stationary sources under the Title V or PSD programs as a result of its adoption of the motor vehicle standards, but that sources otherwise required to obtain a PSD permit may be required to perform a Best Available Control Technology analysis for CO2 emissions if they exceed a reasonable level. The Federal EPA must undertake additional rulemaking to implement the court’s decision and establish an appropriate level.

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

Various environmental organizations and industry groups filed a petition seeking to establish deadlines for a final rule. The Federal EPA opposed the petition and sought additional time to coordinate the issuance of a final rule with the issuance of new effluent limitations under the Clean Water Act (CWA) for utility facilities. In October 2013, the U.S. District Court for the District of Columbia issued a final order partially ruling in favor of the Federal EPA for dismissal of two counts, ruling in favor of the environmental organizations on one count and directing the Federal EPA to provide the court with a proposed schedule for completion of the rulemaking. The court established December 19, 2014 as the Federal EPA’s deadline for publication of the rule.

In February 2014, the Federal EPA completed a risk evaluation of the beneficial uses of coal fly ash in concrete and FGD gypsum in wallboard and concluded that the Federal EPA supports these beneficial uses. Currently, approximately 40% of the coal ash and other residual products from the AEP System’s generating facilities are re-used in the production of cement and wallboard, as structural fill or soil amendments, as abrasives or road treatment materials and for other beneficial uses. Certain of these uses would no longer be available and others are likely to significantly decline if coal ash and related materials are classified as hazardous wastes. In addition, surface impoundments and landfills to manage these materials are currently used at the generating facilities. The Registrant Subsidiaries will incur significant costs to upgrade or close and replace their existing facilities under the proposed solid waste management alternative. Regulation of these materials as hazardous wastes would significantly increase these costs. As the rule is not final, management is unable to determine a range of potential costs that are reasonably possible of occurring but expect the costs to be significant.

Clean Water Act Regulations

In 2011, the Federal EPA issued a proposed rule setting forth standards for existing power plants that will reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water. Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress. In 2012, the Federal EPA issued additional Notices of Data Availability and requested public comments. The final rule was released by the Federal EPA in May 2014 and affects all plants withdrawing more than two million gallons of cooling water per day. The rule offers seven technology options to comply with the impingement standard and requires site-specific studies to determine appropriate entrainment compliance measures at facilities withdrawing more than 125 million gallons per day. Additional requirements may be imposed as a result of consultation with other federal agencies to protect threatened and endangered species and their habitats. Facilities with existing closed cycle recirculating cooling systems, as defined in the rule, are not expected to require any technology changes. Facilities subject to both the impingement standard and site-specific entrainment studies will typically be given at least three years to conduct and submit the results of those studies to the permit agency. Compliance timeframes will then be established by the permit agency through each facility’s National Pollutant Discharge Elimination System (NPDES) permit for installation of any required technology changes, as those permits are renewed over the next five to eight years.

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

In April 2014, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases and published the proposed rule in the Federal Register. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This proposed jurisdictional definition will apply to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. Management agrees that clarity and efficiency in the permitting process is needed. Management is concerned that the proposed rule introduces new concepts and could subject more of the Registrant Subsidiaries’ operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. Management will continue to evaluate the rule and its financial impact on the AEP System. Management plans to submit comments and also participate in the preparation of comments to be filed by various organizations of which the AEP System companies are members.

Climate Change

National public policy makers and regulators in the nine states the Registrant Subsidiaries serve have diverse views on climate change. Management is currently focused on responding to these emerging views with prudent actions, such as improving energy efficiency, investing in developing cost-effective and less carbon-intensive technologies and evaluating assets across a range of plausible scenarios and outcomes. Management is also actively participating in a variety of public policy discussions at state and federal levels to assure that proposed new requirements are feasible and the economies of the states served are not placed at a competitive disadvantage.

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

ACCOUNTING PRONOUNCEMENTS

Pronouncements Effective in the Future

The FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. Management plans to adopt ASU 2014-08 effective January 1, 2015.

The FASB issued ASU 2014-09 "Revenue from Contracts with Customers" clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2017.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, management cannot determine the impact on the reporting of the Registrant Subsidiaries’ operations and financial position that may result from any such future changes.  The FASB is currently working on several projects including financial instruments, leases, insurance, hedge accounting and consolidation policy.  The ultimate pronouncements resulting from these and future projects could have an impact on future net income and financial position.

CONTROLS AND PROCEDURES

During the second quarter of 2014, management, including the principal executive officer and principal financial officer of each of AEP, APCo, I&M, OPCo, PSO and SWEPCo (collectively, the Registrants), evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2014, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

GENERAL RISKS OF OUR REGULATED OPERATIONS

Ohio may require us to refund revenue that we have collected. - Affecting AEP and OPCo

Ohio law requires that the PUCO determine on an annual basis if rate adjustments included in prior orders resulted in significantly excessive earnings. If the PUCO determines there were significantly excessive earnings, the excess amount could be returned to customers. In May 2014, OPCo filed its 2013 significantly excessive earnings filing with the PUCO. If the PUCO determines that OPCo’s earnings were significantly excessive, and requires OPCo to return a portion of its revenues to customers, it could reduce future net income and cash flows and impact financial condition.

Request for rate recovery in Louisiana may not be approved in its entirety. - Affecting AEP and SWEPCo

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

Request for rate and other recovery in Virginia for generation and distribution service may not be approved in its entirety. - Affecting AEP and APCo

In March 2014, APCo filed a biennial generation and distribution base rate case with the Virginia SCC. APCo did not request an increase in base rates as its Virginia retail combined rate of return on common equity for 2012 and 2013 is within the statutory range of the approved return on common equity of 10.9%. The filing included a request to decrease generation depreciation rates, effective February 2015, primarily due to the changes in the expected service life of certain plants. Additionally, the filing included a request to amortize $7 million annually for two years, beginning February 2015, related to certain deferred costs. If the Virginia SCC denies all or part of the requested rate and other recovery, it could reduce future net income and cash flows and impact financial condition.

Ohio may require a reduction in our 2012 and 2013 fuel deferrals. - Affecting AEP and OPCo

In May 2014, the PUCO-selected outside consultant provided its final report related to their 2012 and 2013 FAC audit which included certain unfavorable recommendations related to the FAC recovery for 2012 and 2013. In addition to this report, the PUCO will also consider the results of the pending audit of the recovery of fixed fuel costs. If the PUCO does not permit full recovery of OPCo’s FAC deferral, it could reduce future net income and cash flows and impact financial condition.

Request for rate and other recovery in West Virginia may not be approved in its entirety. - Affecting AEP and APCo

In June 2014, APCo filed a request with the WVPSC to increase annual base rates by $181 million, based upon a 10.62% return on common equity, to be effective in the second quarter of 2015. The filing included a request to increase generation depreciation rates primarily due to the increase in plant investment and changes in the expected service lives of various generating units. The filing also requested amortization of $89 million over five years related to 2012 West Virginia storm costs, IGCC and other deferred costs. In addition to the base rate request, the filing also included a request to implement a rider of approximately $45 million annually to recover total vegetation management costs. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Regulation of CO2 emissions, either through legislation or by the Federal EPA, could materially increase costs to us and our customers or cause some of our electric generating units to be uneconomical to operate or maintain. - Affecting each Registrant

The U.S. Congress has not taken any significant steps toward enacting legislation to control CO2emissions since 2009.  In December 2009, the Federal EPA issued a final endangerment finding under the CAA regarding emissions from motor vehicles.  The Federal EPA also finalized CO2 emission standards for new motor vehicles, and issued a rule that implements a permitting program for new and modified stationary sources of CO2 emissions in a phased manner.  Several groups have filed challenges to the endangerment finding and the Federal EPA’s subsequent rulemakings.  The Supreme Court agreed to review whether the Federal EPA reasonably determined that establishing standards for new motor vehicles automatically triggered regulation of stationary sources through the prevention of significant deterioration and Title V permitting programs, and determined that the Federal EPA was neither compelled nor authorized to automatically regulate stationary sources of CO2 emissions under these programs, but that the Federal EPA could establish requirements for best available control technology reviews of CO2 emissions for sources otherwise required to obtain a Prevention of Significant Deterioration permit if their emissions exceed a reasonable level.  The Federal EPA must undertake additional rulemaking to establish such requirements and a reasonable level.

In 2012, the Federal EPA issued a proposed CO2 emissions standard for new power generation sources.  In response to the comments submitted on this proposed rule, and in accordance with a directive from the President, EPA withdrew the April 2012 proposed rule and has issued a new proposal.  This proposed rule includes separate, but equivalent, standards for natural gas and coal-fired units, based on the use of partial carbon capture and storage at coal units.  In June 2014, the Federal EPA issued standards for modified and reconstructed units, and a guideline for the development of state implementation plans that would reduce carbon emissions from existing utility units. The guidelines for existing sources include aggressive emission rate goals that are composed of a number of measures.  Management believes some policy approaches being discussed would have significant and widespread negative consequences for the national economy and major U.S. industrial enterprises, including AEP and our customers.

If CO2 and other emission standards are imposed, the standards could require significant increases in capital expenditures and operating costs and could impact the dates for retirement of our coal-fired units.  We typically recover costs of complying with new requirements such as the potential CO2 and other greenhouse gases emission standards from customers through regulated rates in regulated jurisdictions.  For our sales of energy based on market rate authority, however, there is no such recovery mechanism.  Failure to recover these costs, should they arise, could reduce our future net income and cash flows and possibly harm our financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC and Conner Run under the Mine Act for the quarter ended June 30, 2014.

Item 5.  Other Information

None

Item 6.  Exhibits

10 – AEP System Stock Ownership Requirement Plan Amended and Restated as of January 1, 2014

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

Date:  July 25, 2014