Form 10-Q
period 2016-06-30
AMERICAN ELECTRIC POWER CO INC; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO
filed 2016-07-28
CIK 4904, 6879, 50172, 73986, 81027, 92487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2016
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

Number of shares of common stock outstanding of the Registrants as of
July 28, 2016

American Electric Power Company, Inc.	491,709,452
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2016

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	47

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	54
Condensed Consolidated Financial Statements	59

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	66
Condensed Consolidated Financial Statements	71

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	78
Condensed Consolidated Financial Statements	83

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	90
Condensed Financial Statements	93

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	100
Condensed Consolidated Financial Statements	103

Index of Condensed Notes to Condensed Financial Statements of Registrants	109

Controls and Procedures	198

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	199
Item 1A.	Risk Factors	199
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	199
Item 4.	Mine Safety Disclosures	199
Item 5.	Other Information	199
Item 6.	Exhibits:	200
	Exhibit 4(c)
	Exhibit 4(d)
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		201

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

AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, asset management and commercial and industrial sales in the deregulated Texas market.
AEPRO	AEP River Operations, LLC.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APSC	Arkansas Public Service Commission.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,191 MW nuclear plant owned by I&M.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel VI LLC, DCC Fuel VII LLC, DCC Fuel VIII LLC and DCC Fuel IX LLC, consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.

i

Term	Meaning

ETT	Electric Transmission Texas, LLC, an equity interest joint venture between Parent and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FAC	Fuel Adjustment Clause.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
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
•
The ability to successfully and profitably manage competitive generation assets, including the evaluation and execution of strategic alternatives for these assets as some of the alternatives could result in a loss.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the second quarter of 2016 decreased by 0.4% from the second quarter of 2015. AEP’s second quarter 2016 industrial sales decreased 4.0% compared to the second quarter of 2015 primarily due to decreased sales to customers in the manufacturing sector. Weather-normalized commercial and residential sales increased by 1.0% and 2.4% in the second quarter of 2016, respectively, from the second quarter of 2015.

AEP’s weather-normalized retail sales volumes for the six months ended June 30, 2016 decreased by 0.3% compared to the six months ended June 30, 2015. AEP’s industrial sales volumes for the six months ended June 30, 2016 decreased 1.6% compared to the six months ended June 30, 2015 primarily due to decreased sales to customers in the manufacturing sector. Weather-normalized residential and commercial sales increased by 0.1% and 0.8%, respectively, for the six months ended June 30, 2016 compared to six months ended June 30, 2015.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is effective April 2016 through May 2024, with quarterly PPA rider reconciliations to actual PPA costs compared to PJM market revenues, subject to audit and review by the PUCO. The stipulation agreement, as approved, included:

(a)	an affiliate PPA between OPCo and AGR to be included in the PPA rider,

(b)	OPCo’s OVEC contractual entitlement (OVEC PPA) to be included in the PPA rider,

(c)	potential additional contingent customer credits of up to $100 million to be included in the PPA rider over the final four years of the PPA rider,

(d)	a temporary customer-specific rate impact cap of 5% through May 2018,

(e)	an agreement to retire, refuel or repower to 100% natural gas, Conesville Plant, Units 5 and 6 and Cardinal Plant, Unit 1 by 2029 and 2030, respectively,

(f)	a directive that OPCo will not seek recovery from customers for any costs associated with the retirement, refueling, co-firing or repowering of PPA units,

(g)	the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider,

(h)	the right for the PUCO to exclude costs associated with a forced outage lasting longer than 90 days and

(i)	the right for the PUCO to re-evaluate or modify the PPA rider if there is a change to PJM’s tariffs or rules that prohibits a PPA unit from being bid into PJM auctions.

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

In March 2016, a group of merchant generation owners filed a complaint at the FERC against PJM seeking revisions to the Minimum Offer Price Rule (MOPR) in PJM’s tariff. Although the complaint requested the FERC act in advance of the May 2016 Base Residual Auction for the 2019/2020 delivery year, the complaint is still pending without a decision from the FERC. If approved as proposed, the revised MOPR could affect future bidding behavior for units with cost recovery mechanisms.

In April 2016, the FERC issued an order granting a January 2016 complaint filed against AGR and OPCo.  The FERC order rescinded the waivers of the FERC’s affiliate rules as to the affiliate PPA between AGR and OPCo.  As a result, AGR and OPCo cannot implement the affiliate PPA without the FERC review, in accordance with FERC’s rules governing affiliate transactions.  As a result of the April 2016 FERC order, management does not intend to pursue the affiliate PPA.

In May 2016, OPCo filed an application for rehearing with the PUCO related to certain aspects of the March 2016 PUCO order. The application included a proposed OVEC-only PPA Rider that included an option for the rider to be bypassable. The proposed OVEC-only PPA Rider included (a) the elimination of the PUCO-imposed customer-specific rate impact cap of 5% through May 2018, (b) modifications to proportionately decrease the amount of the potential customer credits and (c) the inclusion of PJM capacity performance penalties within the PPA rider. Also in May 2016, intervenors filed applications for rehearing with the PUCO opposing the modified and approved stipulation agreement.

Management seeks to maintain, subject to requested modifications, the commitments approved as part of the original PPA order despite the fact that the proposed affiliate PPA is no longer included following the FERC’s order rescinding the waiver of affiliate rules. OPCo has the option to exercise its right to withdraw from the PPA stipulation at any time.

Consistent with the terms of the modified and approved stipulation agreement, in May 2016, OPCo filed an amended ESP that proposed to extend the ESP through May 2024. The amended ESP included (a) an extension of the PPA rider, which includes only OPCo’s entitlements to its ownership percentage of OVEC, (b) a proposed 10.41% return on common equity, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s Distribution Investment Rider and (e) the addition of various new riders, including a Generation Resource Rider.

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

In May 2016, OPCo filed a proposed increase to the PIRR rates with the PUCO, in accordance with the June 2015 Supreme Court of Ohio ruling. The proposed increase to PIRR rates included $146 million in additional carrying charges and $40 million in additional under-recovered fuel costs resulting from a decrease in customer demand. OPCo requested the proposed increase be effective July 2016 through December 2018. In June 2016, the PUCO issued an order that approved OPCo’s proposed increase to the PIRR rates.

June 2012 - May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. In 2013, this ruling was generally upheld in PUCO rehearing orders.

In July 2012, the PUCO issued an order in a separate capacity proceeding requiring OPCo to charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day. The OPCo RPM price collected from CRES providers, which included reserve margins, was approximately $34/MW day through May 2014 and $150/MW day from June 2014 through May 2015. In April 2016, the Supreme Court of Ohio issued two opinions related to the deferral of OPCo’s capacity charges. In one of the opinions, the Supreme Court of Ohio ruled that the PUCO must reconsider an energy credit that was used to determine OPCo’s authorized capacity deferral threshold of $188.88/MW day during the August 2012 through May 2015 period. The PUCO reduced OPCo’s authorized capacity deferral threshold to $188.88/MW day largely due to an offset for an energy credit of $147.41/MW day. The Supreme Court of Ohio directed the PUCO to substantively address OPCo’s arguments that the $147.41/MW day credit was overstated by approximately $100/MW day due to various inaccuracies affecting input data and assumptions.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April 2015, the PUCO issued an order that modified and approved, OPCo’s July 2014 application to collect the unrecovered portion of the deferred capacity costs. As of June 30, 2016, OPCo’s net deferred capacity costs balance was $285 million, including debt carrying costs. In April 2016, the second Supreme Court of Ohio opinion rejected a portion of OPCo’s RSR revenues collected during the period September 2012 through May 2015 and directed the PUCO to reduce OPCo’s deferred capacity costs by these previously collected RSR revenues. The Supreme Court of Ohio was not able to determine the amount of the reduction to OPCo’s deferred capacity costs and remanded the issue to the PUCO to determine the appropriate reduction. As directed by the PUCO, in May 2016, OPCo submitted revised RSR tariffs that reflect the RSR being collected subject to refund.

In April 2016, the Supreme Court of Ohio also ruled favorably on OPCo’s cross-appeal regarding a previously PUCO-imposed SEET threshold under the ESP and remanded this issue to the PUCO. See “Significantly Excessive Earnings Test Filings” section of Note 4.

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

In June 2016, OPCo filed a request with the PUCO that requested a consolidated procedural schedule to resolve interrelated proceedings including (a) OPCo’s deferral of capacity costs for the period August 2012 through May 2015, (b) the implementation of OPCo’s RSR and (c) the concerns related to the recovery of fixed fuel costs through both the FAC and the approved capacity charges. As part of the filing, OPCo requested that its net deferred capacity costs balance as of May 31, 2015 increase by $157 million, including carrying charges through September 2016. This net increase consists of a $327 million decrease due to the non-deferral portion of the RSR collections and an increase of $484 million for the correction of the energy credit. Recovery of the $157 million was requested to be effective October 2016 through December 2018. Additionally, OPCo filed testimony supporting the position that double recovery of fixed fuel costs could not have occurred because OPCo was unable to fully recover its capacity costs, which included fixed fuel costs, even with a corrected energy credit.

Due to the interrelated nature of these two Supreme Court of Ohio opinions that directly relate to OPCo’s deferred capacity costs, management believes that the PUCO will rule upon these issues together. Further, management believes that the net impact of these issues will not result in a material future reduction of OPCo’s net income.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

Merchant Fleet Alternatives

AEP is evaluating strategic alternatives for AGR’s merchant generation fleet, included in the Generation & Marketing segment, as well as AEGCo’s Lawrenceburg Plant, all of which operate in PJM.  Potential alternatives may include, but are not limited to, continued ownership of the merchant generation fleet or a sale of the merchant generation fleet. In March 2016, AEP initiated a process to explore the sale of Darby, Gavin, Lawrenceburg and Waterford Plants totaling 5,326 MWs. Binding bids are anticipated in the third quarter of 2016. As of June 30, 2016, the net book value of these assets, including related materials and supplies inventory and CWIP, was $1.7 billion.

Management has not made a decision regarding the potential alternatives for AGR’s remaining 2,732 MWs of merchant generation, nor has management set a specific time frame for a decision.  As of June 30, 2016, the net book value of these assets, including related materials and supplies inventory and CWIP, was $2 billion. These alternatives could result in a loss which could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost approximately $850 million, excluding AFUDC. As part of this investment, SWEPCo has completed construction of the environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $370 million, excluding AFUDC.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of June 30, 2016, SWEPCo had incurred costs of $389 million, including AFUDC, and had remaining contractual construction obligations of $20 million related to these projects.  In March 2016, SWEPCo filed a request with the APSC to recover $69 million in environmental costs related to the Arkansas retail jurisdictional share of Welsh Plant, Units 1 and 3. SWEPCo began recovering the Arkansas jurisdictional share of these costs in March 2016, subject to review in the next filed base rate proceeding. SWEPCo will seek recovery of the remaining project costs from customers at the state commissions and the FERC. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” and “Climate Change, CO2 Regulation and Energy Policy” sections of “Environmental Issues” below.

As of June 30, 2016, the net book value of Welsh Plant, Units 1 and 3 was $631 million, before cost of removal, including materials and supplies inventory and CWIP.  In April 2016, Welsh Plant, Unit 2 was retired. Upon retirement, $76 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Welsh Plant, Unit 2 and the related asset retirement obligation costs. Management will seek recovery of the remaining regulatory assets in future rate proceedings.

If any of these costs are not recoverable, including retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2015 Oklahoma Base Rate Case

In July 2015, PSO filed a request with the OCC to increase annual revenues by $137 million to recover costs associated with its environmental compliance plan for the Federal EPA’s Regional Haze Rule and Mercury and Air Toxics Standards, and to recover investments and other costs that have increased since the last base rate case. The annual increase consists of (a) a base rate increase of $89 million, which includes $48 million in increased depreciation expense that reflects, among other things, recovery through June 2026 of Northeastern Plant, Units 3 and 4, (b) a rider or base rate increase of $44 million to recover costs for the environmental controls being installed on Northeastern Plant, Unit 3 and the Comanche Plant and (c) a request to include environmental consumable costs in the FAC, estimated to be $4 million annually. The rate increase includes a proposed return on common equity of 10.5% effective in January 2016. The proposed $44 million increase related to environmental investments was effective in March 2016, after the Northeastern Plant, Unit 3 environmental controls were placed in service. The total estimated cost of the environmental controls to be installed at Northeastern Plant, Unit 3 and the Comanche Plant is $219 million, excluding AFUDC. As of June 30, 2016, PSO had incurred costs of $179 million and $41 million, including AFUDC, for Northeastern Plant, Unit 3 and Comanche Plant, respectively.

In addition, the filing also notified the OCC that the incremental replacement capacity and energy costs, including the first year effects of new PPAs, estimated to be $35 million, will be incurred related to the environmental compliance plan due to the closure of Northeastern Plant, Unit 4, which would be recovered through the FAC. In April 2016, Northeastern Plant, Unit 4 was retired. Upon retirement, $87 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Northeastern Plant, Unit 4. These regulatory assets are pending regulatory approval.

In June 2016, an Administrative Law Judge (ALJ) issued a report related to PSO’s base rate case filing. The ALJ recommended a 9.25% return on common equity. The ALJ found that PSO’s environmental compliance plan is prudent, but had conflicting recommendations regarding cost recovery in this case and recommended an investment cap of $210 million on environmental controls installed at Northeastern Plant, Unit 3. Additionally, the ALJ recommendations included (a) a $17 million increase in depreciation expense, (b) continued depreciation of Northeastern Plant, Units 3 and 4 through 2040 (no accelerated depreciation), (c) return of, but no return on, the remaining net book value of Northeastern Plant, Unit 4, (d) disallowance of the requested environmental consumables through the FAC indicating that these amounts are not considered fuel and should be recovered through base rates in the next base rate case, (e) elimination of the rider to recover advanced metering starting in December 2016, without inclusion in base rates and (f) elimination of the system reliability rider through consolidation in base rates, without addressing a transition for recovery of rider costs, including deferred costs.

In June 2016, PSO, the OCC staff, the Attorney General and intervenors filed exceptions to the ALJ report. In July 2016, the OCC ordered the ALJ to submit a supplemental report clarifying the recommendations.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2015 Oklahoma Base Rate Case” section of Note 4.

2016 West Virginia Expanded Net Energy Cost Filing

In March 2016, APCo and WPCo filed their combined annual ENEC filing with the WVPSC. In June 2016, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC. The proposed settlement included $38 million of additional ENEC revenues and $17 million in construction surcharges annually for two years, effective July 2016. Additionally, APCo and WPCo agreed that a general rate case will not be filed before April 2018. In June 2016, the WVPSC approved the settlement agreement. See the “2016 West Virginia Expanded Net Energy Charge Filing” section of Note 4.

West Virginia Deferred Base Rate Increase

In May 2015, the WVPSC issued an order on APCo and WPCo’s combined base rate case. The order included a delayed billing of $25 million of the annual base rate increase to residential customers until July 2016. In June 2016, the WVPSC issued an order that approved recovery of APCo and WPCo’s total deferred billing, including carrying charges through June 2018, totaling $29 million. Recovery was approved over two years, effective July 2016. The WVPSC also approved implementation of the prospective $25 million base rate increase effective July 2016. See the “West Virginia Deferred Base Rate Increase” section of Note 4.

TCC and TNC Distribution Cost Recovery Factor (DCRF) Filings

In April 2016, TCC and TNC filed separate requests with the PUCT for approval of DCRF riders to allow recovery of eligible net distribution investments.  TCC’s and TNC’s requests included revenue requirements of $54 million and $16 million, respectively, both to be effective September 2016.  Amounts approved would be subject to refund based upon a prudence review of the investments in TCC’s and TNC’s next base rate cases. In June 2016, TCC and TNC, along with intervenors, filed separate settlement agreements with the PUCT that included proposed annual revenue requirements of $45 million and $11 million, respectively, both to be effective September 2016. In July 2016, the PUCT approved both settlement agreements.

TCC and TNC Merger

In June 2016, TCC and TNC filed applications with the PUCT and FERC that requested approval to merge TCC and TNC into AEP Utilities, Inc. Upon merger, AEP Utilities, Inc. will change its name to AEP Texas Inc. The proposed merger would be effective December 31, 2016. The applications proposed no changes to current TCC and TNC rates. A hearing at the PUCT is scheduled for August 2016.

Kingsport Base Rate Case

In January 2016, KGPCo filed a request with the TRA to increase base rates by $12 million annually based upon a proposed return on common equity of 10.66%. In June 2016, intervenor testimony was filed at the TRA. Intervenor testimony recommended a $7 million annual increase in base rates with an 8.8% return on common equity. A hearing at the TRA is scheduled for August 2016. If KGPCo does not recover its costs, it could reduce future net income and cash flows and impact financial condition.

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

In February 2016, certain APCo industrial customers filed a petition with the Virginia SCC requesting the issuance of a declaratory order that finds the amendments to Virginia law suspending biennial reviews unconstitutional and, accordingly, directs APCo to make biennial review filings beginning in 2016. In February 2016, APCo filed a motion to stay the Virginia SCC’s consideration of the petition due to a pending appeal at the Supreme Court of Virginia by industrial customers of a non-related utility regarding the constitutionality of the amendments. In May 2016, these industrial customers withdrew their appeal at the Supreme Court of Virginia. In July 2016, the Virginia SCC issued an order that denied the petition filed by the APCo industrial customers. Also in July 2016, these APCo industrial customers filed with the Virginia SCC a Notice of Appeal of the order to the Supreme Court of Virginia.

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

In June 2015, FERC approved PJM’s proposal to create a new Capacity Performance (CP) product, intended to improve generator performance and reliability during emergency events by allowing higher offers into the RPM auction and imposing greater charges for non-performance during emergency events. PJM procured approximately 80% CP and 20% Base Capacity for the June 2018 through May 2019 and June 2019 through May 2020 periods, while transitioning to 100% CP with the June 2020 through May 2021 period. FERC also approved transition incremental auctions to procure CP for the June 2016 through May 2017 and June 2017 through May 2018 periods.

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

In August 2015, PJM held its first base residual auction implementing CP rules for the June 2018 through May 2019 period. AGR cleared 7,209 MW at the CP auction price of $164.77/MW-day. The base residual auction for the June 2019 through May 2020 period was conducted in May 2016. AGR cleared 7,301 MW at the CP auction price of $100/MW-day. Shown below are the results for the June 2018 through May 2019 and June 2019 through May 2020 periods:

	Capacity Performance	Base Capacity
PJM Auction Period	Auction Price	Auction Price
	(per MW day)	(per MW day)
June 2018 through May 2019	$164.77	$150.00
June 2019 through May 2020	100.00	80.00

The FERC order exempted Fixed Resource Requirement (FRR) entities, including APCo, I&M, KPCo and WPCo, from the CP rules through the delivery period ending May 2019. Beginning in June 2019, FRR entities are subject to CP rules. In July 2015, AEP filed a request seeking rehearing of the FERC order approving CP. FERC denied AEP’s request for rehearing in May 2016.

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

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiff’s claims. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiff subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiff’s motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, Plaintiffs filed a notice of appeal and the matter is currently pending before the U.S. Court of Appeals for the Sixth Circuit. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of June 30, 2016, the AEP System had a total generating capacity of approximately 31,000 MWs, of which approximately 16,000 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the fossil generating facilities.  Based upon management estimates, AEP’s investment to meet these proposed requirements ranges from approximately $3.2 billion to $3.8 billion through 2025.  These amounts include investments to convert some of the coal generation to natural gas.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  The cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.  In addition, management is continuing to evaluate the economic feasibility of environmental investments on both regulated and competitive plants.

In May 2015, the following plants or units of plants were retired:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
AGR	Kammer Plant	630
AGR	Muskingum River Plant	1,440
AGR	Picway Plant	100
APCo	Clinch River Plant, Unit 3	235
APCo	Glen Lyn Plant	335
APCo	Kanawha River Plant	400
APCo/AGR	Sporn Plant	600
I&M	Tanners Creek Plant	995
KPCo	Big Sandy Plant, Unit 2	800
Total		5,535

As of June 30, 2016, the net book value of the AGR units listed above was zero.  The net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the regulated plants in the table above was approved for recovery, except for $144 million which management plans to seek regulatory approval.

In April 2016, AEP retired the following units of plants:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528
Total		998

As of June 30, 2016, the net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the PSO and SWEPCo units listed above was $162 million. For Northeastern Station, Unit 4, PSO is seeking regulatory recovery of remaining net book values. For Welsh Plant, Unit 2, SWEPCo will seek regulatory recovery of remaining net book values.

In October 2015, KPCo obtained permits following the KPSC’s approval to convert its 278 MW Big Sandy Plant, Unit 1 to natural gas. Big Sandy Plant, Unit 1 began operations as a natural gas unit in May 2016.

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

In June 2015, the U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit. The U.S. Court of Appeals for the District of Columbia Circuit remanded the MATS rule for further proceedings consistent with the U.S. Supreme Court’s decision that the Federal EPA was unreasonable in refusing to consider costs in its determination whether to regulate emissions of HAPs from power plants. The Federal EPA issued notice of a supplemental finding concluding that it is appropriate and necessary to regulate HAP emissions from coal-fired and oil-fired units. Management submitted comments on the proposal and will continue to monitor future regulatory developments. In April 2016, the Federal EPA affirmed its determination that regulation of HAPs from electric generating units is necessary and appropriate. Petitions for review of the Federal EPA’s April 2016 determination have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. The rule remains in effect.

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

The final emissions guidelines for existing sources, known as the Clean Power Plan (CPP), are based on a series of declining emission rates that are implemented beginning in 2022 through 2029. The final emission rate is 771 pounds of CO2 per MWh for existing natural gas combined cycle units and 1,305 pounds of CO2 per MWh for existing fossil steam units in 2030 and thereafter. The Federal EPA also developed a set of rate-based and mass-based state goals.

The Federal EPA also published proposed “model” rules that can be adopted by the states that would allow sources within “trading ready” state programs to trade, bank or sell allowances or credits issued by the states. These rules would also be the basis for any federal plan issued by the Federal EPA in a state that fails to submit or receive approval for a state plan. The Federal EPA intends to finalize either a rate-based or mass-based trading program that can be enforced in states that fail to submit approved plans by the deadlines established in the final guidelines. The Federal EPA established a 90-day public comment period on the proposed rules and management submitted comments. In June 2016, the Federal EPA issued a separate proposal for the Clean Energy Incentive Program (CEIP) that was included in the model rules. The Federal EPA will accept comments on the proposed rules through August 29, 2016. Through the CEIP, states could issue allowances or credits for eligible actions prior to the first compliance period under the CPP. Management is evaluating the potential impacts of the final CPP and the proposed CEIP, as well as the anticipated actions by states where assets are located. The final rules are being challenged in the courts. In February 2016, the U.S. Supreme Court issued a stay on the final Clean Power Plan, including all of the deadlines for submission of initial or final state plans. The stay will remain in effect until a final decision is issued by the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Supreme Court considers any petition for review.

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

The final rule became effective in October 2015. The Federal EPA will regulate CCR as a non-hazardous solid waste and issued new minimum federal solid waste management standards. The rule applies to new and existing active CCR landfills and CCR surface impoundments at operating electric utility or independent power production facilities. The rule imposes new and additional construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements. The rule does not apply to inactive CCR landfills and inactive surface impoundments at retired generating stations or the beneficial use of CCR. The rule is self-implementing so state action is not required. Because of this self-implementing feature, the rule contains extensive record keeping, notice and internet posting requirements. The CCR rule requirements contain a compliance schedule spanning an approximate four year implementation period. If CCR units do not meet these standards within the timeframes provided, they will be required to close. Extensions of time for closure are available provided there is no alternative disposal capacity or the owner can certify cessation of a boiler by a certain date. Challenges to the rule by industry associations of which AEP is a member are proceeding. In April 2016, the parties entered into a settlement agreement that would require the Federal EPA to reconsider certain aspects of the rule. In June 2016, the U.S. Court of Appeals for the District of Columbia issued an order granting the voluntary remand of certain provisions including the Federal EPA’s issuance of a rule vacating the provision creating specific closure requirements for inactive surface impoundments that complete closure by April 17, 2018. The Federal EPA will propose a rule to extend the deadlines for these facilities to comply with the CCR standards promptly and attempt to finalize that rule within four months. The Federal EPA will also use its best efforts to complete reconsideration of all of the affected provisions within three years.

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

In June 2015, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This jurisdictional definition applies to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. The final definition continues to recognize traditional navigable waters of the U.S. as jurisdictional as well as certain exclusions. The rule also contains a number of new specific definitions and criteria for determining whether certain other waters are jurisdictional because of a “significant nexus.” Management believes that clarity and efficiency in the permitting process is needed. Management remains concerned that the rule introduces new concepts and could subject more of AEP’s operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. The final rule is being challenged in both courts of appeal and district courts. Challengers include industry associations of which AEP is a member. The U.S. Court of Appeals for the Sixth Circuit granted a nationwide stay of the rule pending jurisdictional determinations. In February 2016, the U.S. Court of Appeals for the Sixth Circuit issued a decision holding that it has exclusive jurisdiction to decide the challenges to the “waters of the United States” rule. Industry, state and related associations, including an association in which AEP is a member, have filed petitions for a rehearing of the jurisdictional decision. In April 2016, the U.S. Court of Appeals for the Sixth Circuit denied the petitions and proceeded to issue a case management order for the merits of the case.

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

Generation & Marketing

•	Competitive generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO.

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

The table below presents Earnings Attributable to AEP Common Shareholders by segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Vertically Integrated Utilities	$209.4	$206.9	$487.0	$506.2
Transmission and Distribution Utilities	124.6	77.6	232.6	174.8
AEP Transmission Holdco	94.6	65.2	138.5	101.0
Generation & Marketing	49.7	81.3	120.4	268.7
Corporate and Other	23.8	(1.0)	24.8	8.5
Earnings Attributable to AEP Common Shareholders	$502.1	$430.0	$1,003.3	$1,059.2

AEP CONSOLIDATED

Second Quarter of 2016 Compared to Second Quarter of 2015

Earnings Attributable to AEP Common Shareholders increased from $430 million in 2015 to $502 million in 2016 primarily due to:

•	An increase in income at AEP Transmission Holdco as a result of increased transmission investment as well as an increase due to annual formula rate true-up adjustments.

•
A decrease in system income taxes primarily due to the reversal of an unrealized capital loss valuation allowance.  AEP effectively settled a 2011 audit issue with the IRS resulting in a change in the valuation allowance.

•	An increase due to increased revenues from Ohio transmission and distribution riders.

These increases were partially offset by:

•	A decrease in generation revenues due to lower capacity revenue and a decrease in wholesale energy prices.

•	A decrease due to the final accounting of the disposition of barging operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Earnings Attributable to AEP Common Shareholders decreased from $1.1 billion in 2015 to $1.0 billion in 2016 primarily due to:

•	A decrease in generation revenues due to lower capacity revenue and a decrease in wholesale energy prices.

•	A decrease in weather-related usage.

These decreases were partially offset by:

•
A decrease in system income taxes primarily due to lower pretax book income and the reversal of an unrealized capital loss valuation allowance.  AEP effectively settled a 2011 audit issue with the IRS in the second quarter of 2016 resulting in a change in the valuation allowance.

•	An increase in income at AEP Transmission Holdco as a result of increased transmission investment as well as an increase due to annual formula rate true-up adjustments.

•	An increase in weather-normalized sales.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Vertically Integrated Utilities	2016	2015	2016	2015
	(in millions)
Revenues	$2,125.9	$2,182.5	$4,371.5	$4,687.6
Fuel and Purchased Electricity	699.5	780.6	1,441.5	1,763.8
Gross Margin	1,426.4	1,401.9	2,930.0	2,923.8
Other Operation and Maintenance	624.3	615.2	1,253.9	1,190.6
Depreciation and Amortization	271.0	266.2	537.8	538.4
Taxes Other Than Income Taxes	98.1	93.7	196.0	190.6
Operating Income	433.0	426.8	942.3	1,004.2
Interest and Investment Income	1.0	2.7	1.6	3.2
Carrying Costs Income	5.1	3.2	7.3	5.1
Allowance for Equity Funds Used During Construction	10.6	16.0	25.4	30.1
Interest Expense	(135.9)	(131.8)	(263.2)	(262.4)
Income Before Income Tax Expense and Equity Earnings	313.8	316.9	713.4	780.2
Income Tax Expense	104.5	110.1	226.4	273.7
Equity Earnings of Unconsolidated Subsidiaries	1.2	1.1	2.2	1.7
Net Income	210.5	207.9	489.2	508.2
Net Income Attributable to Noncontrolling Interests	1.1	1.0	2.2	2.0
Earnings Attributable to AEP Common Shareholders	$209.4	$206.9	$487.0	$506.2

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	6,674	6,672	15,798	17,051
Commercial	6,190	6,296	12,070	12,307
Industrial	8,654	8,937	16,921	17,297
Miscellaneous	565	574	1,106	1,122
Total Retail	22,083	22,479	45,895	47,777

Wholesale (a)	5,696	5,903	10,488	14,171

Total KWhs	27,779	28,382	56,383	61,948

(a)	Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in degree days)
Eastern Region
Actual – Heating (a)	164	93	1,684	2,138
Normal – Heating (b)	137	139	1,770	1,743

Actual – Cooling (c)	347	402	352	402
Normal – Cooling (b)	327	324	332	329

Western Region
Actual – Heating (a)	7	9	685	1,049
Normal – Heating (b)	34	34	926	911

Actual – Cooling (c)	713	704	743	718
Normal – Cooling (b)	693	693	716	716

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Second Quarter of 2015	$206.9

Changes in Gross Margin:
Retail Margins	46.8
Off-system Sales	(5.7)
Transmission Revenues	(16.2)
Other Revenues	(0.4)
Total Change in Gross Margin	24.5

Changes in Expenses and Other:
Other Operation and Maintenance	(9.1)
Depreciation and Amortization	(4.8)
Taxes Other Than Income Taxes	(4.4)
Interest and Investment Income	(1.7)
Carrying Costs Income	1.9
Allowance for Equity Funds Used During Construction	(5.4)
Interest Expense	(4.1)
Total Change in Expenses and Other	(27.6)

Income Tax Expense	5.6
Equity Earnings	0.1
Net Income Attributable to Noncontrolling Interests	(0.1)

Second Quarter of 2016	$209.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $47 million primarily due to the following:

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $58 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016.

•	A $15 million increase for PSO due to interim base rate increases.

•	A $12 million increase for KPCo primarily due to increases in base rates and riders.

•	A $9 million increase for I&M due to increases in riders in the Indiana service territory.

•	A $7 million increase for SWEPCo due to revenue increases from rate riders in Arkansas and Texas.
For the increases described above, $48 million relate to riders/trackers which have corresponding increases in expense items below.
These increases were partially offset by:

•	A $27 million decrease for SWEPCo in municipal and cooperative revenues primarily due to a true-up of formula rates in 2015.

•	An $18 million decrease for I&M in FERC municipal and cooperative revenues due to annual formula rate adjustments.

•	A $15 million decrease primarily due to lower weather-normalized margins in the eastern region.

•	Margins from Off-system Sales decreased $6 million primarily due to lower market prices and decreased sales volumes.

•	Transmission Revenues decreased $16 million primarily due to lower Network Integration Transmission Service revenues, partially offset by an increase in SPP margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $9 million primarily due to the following:

•	A $12 million increase in SPP and PJM transmission services expense.

•
A $10 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $9 million increase in recoverable expenses primarily including vegetation management and storm expenses fully recovered in rate recovery riders/trackers.

•	A $4 million increase in storm expenses, primarily in the APCo region.
These increases were partially offset by:

•	A $21 million decrease in plant outages, primarily due to the timing of planned outages in the eastern region.

•	A $6 million decrease due to a gain on the sale of property in the current year in the APCo region.

•
Depreciation and Amortization expenses increased $5 million primarily related to interim rate increases in Oklahoma partially offset by a decrease in amortization related to an advanced metering rider in Oklahoma.

•	Taxes Other Than Income Taxes increased $4 million primarily due to an increase in property taxes.

•	Allowance for Equity Funds Used During Construction decreased $5 million primarily due to the completion of environmental projects at SWEPCo.

•	Interest Expense increased $4 million primarily due to increased long-term debt balances in I&M.

•	Income Tax Expense decreased $6 million primarily due to other book/tax differences which are accounted for on a flow-through basis.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Six Months Ended June 30, 2015	$506.2

Changes in Gross Margin:
Retail Margins	55.7
Off-system Sales	(23.2)
Transmission Revenues	(27.7)
Other Revenues	1.4
Total Change in Gross Margin	6.2

Changes in Expenses and Other:
Other Operation and Maintenance	(63.3)
Depreciation and Amortization	0.6
Taxes Other Than Income Taxes	(5.4)
Interest and Investment Income	(1.6)
Carrying Costs Income	2.2
Allowance for Equity Funds Used During Construction	(4.7)
Interest Expense	(0.8)
Total Change in Expenses and Other	(73.0)

Income Tax Expense	47.3
Equity Earnings	0.5
Net Income Attributable to Noncontrolling Interests	(0.2)

Six Months Ended June 30, 2016	$487.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $56 million primarily due to the following:

•	The effect of rate proceedings in AEP’s service territories which include:

•
An $85 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016. This increase is partially offset by a prior year adjustment affected by the amended Virginia law that has an impact on biennial reviews.

•	A $29 million increase for KPCo primarily due to increases in base rates and riders.

•	A $19 million increase for PSO due to interim base rate increases.

•	An $11 million increase for I&M due to increases in riders in the Indiana service territory.

•	A $9 million increase for SWEPCo due to revenue increases from rate riders in Arkansas and Texas.
For the increases described above, $85 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $13 million increase in weather-normalized margins in the eastern region.
These increases were partially offset by:

•	An $82 million decrease in weather-related usage.

•	A $25 million decrease for SWEPCo in municipal and cooperative revenues primarily due to a true-up of formula rates in 2015.

•	A $13 million decrease for I&M in FERC municipal and cooperative revenues due to annual formula rate adjustments.

•	Margins from Off-system Sales decreased $23 million primarily due to lower market prices and decreased sales volumes.

•	Transmission Revenues decreased $28 million primarily due to lower Network Integration Transmission Service revenues, partially offset by an increase in SPP margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $63 million primarily due to the following:

•
A $24 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $21 million increase in recoverable expenses, primarily including vegetation management, storm and PJM expenses fully recovered in rate recovery riders/trackers.

•	A $15 million increase in employee-related expenses.

•	A $13 million increase in SPP and PJM transmission services expense.

•	A $6 million increase due to the reduction of an environmental liability in 2015 at I&M.

•	A $6 million increase in storm expenses, primarily in the APCo region.
These increases were partially offset by:

•	A $21 million decrease in plant outages, primarily due to the timing of planned outages in the eastern region.

•	A $6 million decrease due to a gain on the sale of property in the current year in the APCo region.

•	Taxes Other Than Income Taxes increased $5 million primarily due to an increase in property taxes.

•	Allowance for Equity Funds Used During Construction decreased $5 million primarily due to transmission projects being placed in service in 2016.

•
Income Tax Expense decreased $47 million primarily due to a decrease in pretax book income, other book/tax differences which are accounted for on a flow-through basis and by the recording of state and federal income tax adjustments.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Transmission and Distribution Utilities	2016	2015	2016	2015
	(in millions)
Revenues	$1,096.1	$1,060.7	$2,192.9	$2,330.8
Purchased Electricity	191.0	270.5	408.6	691.3
Amortization of Generation Deferrals	51.8	35.4	106.9	66.8
Gross Margin	853.3	754.8	1,677.4	1,572.7
Other Operation and Maintenance	325.9	288.3	650.3	607.6
Depreciation and Amortization	167.3	170.4	323.6	338.1
Taxes Other Than Income Taxes	117.7	117.7	241.0	239.9
Operating Income	242.4	178.4	462.5	387.1
Interest and Investment Income	1.1	1.4	3.3	3.3
Carrying Costs Income	1.2	5.1	3.1	11.6
Allowance for Equity Funds Used During Construction	4.1	4.0	8.4	7.7
Interest Expense	(65.4)	(68.0)	(132.6)	(137.6)
Income Before Income Tax Expense	183.4	120.9	344.7	272.1
Income Tax Expense	58.8	43.3	112.1	97.3
Net Income	124.6	77.6	232.6	174.8
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$124.6	$77.6	$232.6	$174.8

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	6,009	5,630	12,250	12,896
Commercial	6,602	6,372	12,389	12,287
Industrial	5,506	5,809	11,004	11,089
Miscellaneous	175	177	341	338
Total Retail (a)	18,292	17,988	35,984	36,610

Wholesale (b)	412	429	735	963

Total KWhs	18,704	18,417	36,719	37,573

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in degree days)
Eastern Region
Actual – Heating (a)	238	137	1,929	2,575
Normal – Heating (b)	184	186	2,103	2,067

Actual – Cooling (c)	308	350	309	350
Normal – Cooling (b)	289	287	292	290

Western Region
Actual – Heating (a)	2	—	123	320
Normal – Heating (b)	4	4	198	192

Actual – Cooling (d)	926	863	1,085	904
Normal – Cooling (b)	917	917	1,026	1,026

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Second Quarter of 2015	$77.6

Changes in Gross Margin:
Retail Margins	126.5
Off-system Sales	(6.9)
Transmission Revenues	(2.5)
Other Revenues	(18.6)
Total Change in Gross Margin	98.5

Changes in Expenses and Other:
Other Operation and Maintenance	(37.6)
Depreciation and Amortization	3.1
Interest and Investment Income	(0.3)
Carrying Costs Income	(3.9)
Allowance for Equity Funds Used During Construction	0.1
Interest Expense	2.6
Total Change in Expenses and Other	(36.0)

Income Tax Expense	(15.5)

Second Quarter of 2016	$124.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $127 million primarily due to the following:

•
A $57 million increase in Ohio transmission and PJM revenues primarily due to the energy supplied as a result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision in Ohio.

•
A $10 million increase in Ohio riders such as Universal Service Fund (USF) and gridSMART®. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	An $8 million increase in TCC and TNC revenues primarily due to the recovery of ERCOT transmission expenses, offset in Other Operation and Maintenance expenses below.

•	A $7 million increase in Texas weather-normalized margins primarily in the residential class.

•	A $6 million increase in revenues associated with the Ohio Distribution Investment Rider (DIR).

•	A $4 million increase in carrying charges primarily due to the collection of carrying costs on deferred capacity charges beginning June 2015.

•	Margins from Off-system Sales decreased $7 million primarily due to losses from a power contract with OVEC.

•	Transmission Revenues decreased $3 million primarily due to the following:

•
A $23 million decrease in NITS revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

This decrease was partially offset by:

•	A $12 million increase in Ohio due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

•	An $8 million increase primarily due to increased transmission investment in ERCOT.

•	Other Revenues decreased $19 million primarily due to the following:

•	A $14 million decrease due to a decrease in Texas securitization revenue offset in Depreciation and Amortization and other expense items below.

•	A $5 million decrease due to decreased pole attachment revenue in Ohio due to a prior period favorable adjustment.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $38 million primarily due to the following:

•	A $40 million increase in recoverable expenses, primarily including PJM expenses and gridSMART® expenses, currently fully recovered in rate recovery riders/trackers.

•
A $5 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $2 million decrease in vegetation management expenses.

•	A $2 million decrease in storm expenses, primarily in the Texas region.

•	Depreciation and Amortization expenses decreased $3 million primarily due to the following:

•	A $9 million decrease in TCC’s securitization transition asset due to the final maturity of the first Texas securitization bond, which is partially offset in Other Revenues.
This decrease was partially offset by:

•	A $4 million increase due to an increase in the depreciable base of transmission and distribution assets.

•	Carrying Costs Income decreased $4 million due to the collection of carrying costs on Ohio deferred capacity charges beginning June 2015.

•	Income Tax Expense increased $16 million primarily due to an increase in pretax book income partially offset by the recording of state income tax adjustments.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Six Months Ended June 30, 2015	$174.8

Changes in Gross Margin:
Retail Margins	181.4
Off-system Sales	(17.8)
Transmission Revenues	(23.2)
Other Revenues	(35.7)
Total Change in Gross Margin	104.7

Changes in Expenses and Other:
Other Operation and Maintenance	(42.7)
Depreciation and Amortization	14.5
Taxes Other Than Income Taxes	(1.1)
Carrying Costs Income	(8.5)
Allowance for Equity Funds Used During Construction	0.7
Interest Expense	5.0
Total Change in Expenses and Other	(32.1)

Income Tax Expense	(14.8)

Six Months Ended June 30, 2016	$232.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $181 million primarily due to the following:

•
A $118 million increase in Ohio transmission and PJM revenues primarily due to the energy supplied as result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision in Ohio.

•	A $15 million increase in Texas weather-normalized margins primarily in the residential class.

•
A $14 million increase in Ohio riders such as Universal Service Fund (USF) and gridSMART®. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $12 million increase in revenues associated with the Ohio DIR.

•	A $9 million increase in TCC and TNC revenues primarily due to the recovery of ERCOT transmission expenses, offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:

•
A $16 million decrease in revenues associated with the recovery of 2012 storm costs under the Ohio Storm Damage Recovery Rider which ended in April 2015. This decrease in Retail Margins is primarily offset by a decrease in Other Operation and Maintenance expenses below.

•	An $8 million decrease in weather-related usage in Texas.

•	Margins from Off-system Sales decreased $18 million primarily due to losses from a power contract with OVEC.

•	Transmission Revenues decreased $23 million primarily due to the following:

•
A $54 million decrease in NITS revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

This decrease was partially offset by:

•	An $18 million increase primarily due to increased transmission investment in ERCOT.

•	A $12 million increase in Ohio due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

•	Other Revenues decreased $36 million primarily due to a decrease in Texas securitization revenue offset in Depreciation and Amortization and other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $43 million primarily due to the following:

•	A $66 million increase in recoverable expenses, primarily including PJM expenses and gridSMART® expenses, currently fully recovered in rate recovery riders/trackers.

•
A $6 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $15 million decrease due to the completion of the Ohio amortization of 2012 deferred storm expenses. This decrease was offset by a corresponding increase in Retail Margins above.

•	A $6 million decrease due to a PUCO ordered contribution to the Ohio Growth Fund recorded in 2015.

•	A $5 million decrease in vegetation management expenses.

•	Depreciation and Amortization expenses decreased $15 million primarily due to the following:

•	A $24 million decrease in TCC’s securitization transition asset due to the final maturity of the first Texas securitization bond, which is partially offset in Other Revenues.

•	A $6 million decrease in recoverable gridSMART® depreciation expenses.
These decreases were partially offset by:

•	A $7 million increase due to recoveries of Ohio transmission cost rider carrying costs. This increase was offset by a corresponding increase in Retail Margins above.

•
A $6 million increase in amortization expenses for the collection of carrying costs on Ohio deferred capacity charges beginning June 2015. This increase was offset by a corresponding increase in Retail Margins above.

•	Carrying Costs Income decreased $9 million due to the collection of carrying costs on Ohio deferred capacity charges beginning June 2015.

•	Interest Expense decreased $5 million primarily due to a decrease in TCC’s securitization transition assets. This decrease was offset by a corresponding decrease in Other Revenues above.

•	Income Tax Expense increased $15 million primarily due to an increase in pretax book income partially offset by the recording of state and federal income tax adjustments.

AEP TRANSMISSION HOLDCO

	Three Months Ended June 30,		Six Months Ended June 30,
AEP Transmission Holdco	2016	2015	2016	2015
	(in millions)
Transmission Revenues	$161.7	$99.5	$250.3	$157.4
Other Operation and Maintenance	8.8	8.0	20.5	15.8
Depreciation and Amortization	15.8	9.5	31.3	18.6
Taxes Other Than Income Taxes	21.8	16.6	43.0	32.8
Operating Income	115.3	65.4	155.5	90.2
Interest and Investment Income	0.2	—	0.2	0.1
Carrying Costs Expense	(0.2)	(0.1)	(0.2)	(0.1)
Allowance for Equity Funds Used During Construction	13.9	14.1	26.3	26.0
Interest Expense	(11.6)	(8.6)	(23.4)	(17.2)
Income Before Income Tax Expense and Equity Earnings	117.6	70.8	158.4	99.0
Income Tax Expense	47.6	29.1	68.0	42.8
Equity Earnings of Unconsolidated Subsidiaries	25.3	23.8	49.6	45.6
Net Income	95.3	65.5	140.0	101.8
Net Income Attributable to Noncontrolling Interests	0.7	0.3	1.5	0.8
Earnings Attributable to AEP Common Shareholders	$94.6	$65.2	$138.5	$101.0

Summary of Net Plant in Service and CWIP for AEP Transmission Holdco

	June 30,
	2016	2015
	(in millions)
Net Plant in Service	$3,068.4	$2,111.2
CWIP	1,385.6	1,129.5

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Second Quarter of 2015	$65.2

Changes in Transmission Revenues:
Transmission Revenues	62.2
Total Change in Transmission Revenues	62.2

Changes in Expenses and Other:
Other Operation and Maintenance	(0.8)
Depreciation and Amortization	(6.3)
Taxes Other Than Income Taxes	(5.2)
Interest and Investment Income	0.2
Carrying Costs Expense	(0.1)
Allowance for Equity Funds Used During Construction	(0.2)
Interest Expense	(3.0)
Total Change in Expenses and Other	(15.4)

Income Tax Expense	(18.5)
Equity Earnings	1.5
Net Income Attributable to Noncontrolling Interests	(0.4)

Second Quarter of 2016	$94.6

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $62 million primarily due to the following:

•	A $33 million increase in projects placed in-service by AEP’s wholly-owned transmission subsidiaries.

•	A $29 million increase due to annual formula rate true-up adjustments.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $6 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $5 million primarily due to increased property taxes as a result of additional transmission investment.

•	Income Tax Expense increased $19 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Six Months Ended June 30, 2015	$101.0

Changes in Transmission Revenues:
Transmission Revenues	92.9
Total Change in Transmission Revenues	92.9

Changes in Expenses and Other:
Other Operation and Maintenance	(4.7)
Depreciation and Amortization	(12.7)
Taxes Other Than Income Taxes	(10.2)
Interest and Investment Income	0.1
Carrying Costs Expense	(0.1)
Allowance for Equity Funds Used During Construction	0.3
Interest Expense	(6.2)
Total Change in Expenses and Other	(33.5)

Income Tax Expense	(25.2)
Equity Earnings	4.0
Net Income Attributable to Noncontrolling Interests	(0.7)

Six Months Ended June 30, 2016	$138.5

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $93 million primarily due to the following:

•	A $64 million increase in projects placed in-service by AEP’s wholly-owned transmission subsidiaries.

•	A $29 million increase due to annual formula rate true-up adjustments.

Expenses and Other, Income Tax Expense and Equity Earnings changed between years as follows:

•	Other Operation and Maintenance expenses increased $5 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $13 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $10 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $6 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $25 million primarily due to an increase in pretax book income.

•	Equity Earnings increased $4 million primarily due to increased transmission investment by ETT.

GENERATION & MARKETING

	Three Months Ended June 30,		Six Months Ended June 30,
Generation & Marketing	2016	2015	2016	2015
	(in millions)
Revenues	$683.8	$800.2	$1,431.8	$1,970.7
Fuel, Purchased Electricity and Other	443.7	490.9	923.2	1,206.9
Gross Margin	240.1	309.3	508.6	763.8
Other Operation and Maintenance	100.8	116.4	194.4	216.4
Depreciation and Amortization	50.6	50.8	99.3	100.9
Taxes Other Than Income Taxes	10.4	10.8	20.3	19.9
Operating Income	78.3	131.3	194.6	426.6
Interest and Investment Income	—	0.6	0.5	1.6
Allowance for Equity Funds Used During Construction	0.2	—	0.4	—
Interest Expense	(8.6)	(10.1)	(17.6)	(20.6)
Income Before Income Tax Expense	69.9	121.8	177.9	407.6
Income Tax Expense	20.2	40.5	57.5	138.9
Net Income	49.7	81.3	120.4	268.7
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$49.7	$81.3	$120.4	$268.7

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions of MWhs)
Fuel Type:
Coal	6	6	11	16
Natural Gas	3	3	7	7
Total MWhs	9	9	18	23

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Second Quarter of 2015	$81.3

Changes in Gross Margin:
Generation	(76.3)
Retail, Trading and Marketing	9.1
Other	(2.0)
Total Change in Gross Margin	(69.2)

Changes in Expenses and Other:
Other Operation and Maintenance	15.6
Depreciation and Amortization	0.2
Taxes Other Than Income Taxes	0.4
Interest and Investment Income	(0.6)
Allowance for Equity Funds Used During Construction	0.2
Interest Expense	1.5
Total Change in Expenses and Other	17.3

Income Tax Expense	20.3

Second Quarter of 2016	$49.7

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•
Generation decreased $76 million primarily due to lower capacity revenues due to plant retirements and the transition of the Ohio Standard Service offer to full market pricing and a decrease in wholesale energy prices partially offset by favorable hedging activity.

•
Retail, Trading and Marketing increased $9 million primarily due to the impact of favorable wholesale trading and marketing performance in the second quarter of 2016 partially offset by lower retail margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $16 million primarily due to plant retirements in June 2015.

•	Income Tax Expense decreased $20 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Six Months Ended June 30, 2015	$268.7

Changes in Gross Margin:
Generation	(224.8)
Retail, Trading and Marketing	(28.0)
Other	(2.4)
Total Change in Gross Margin	(255.2)

Changes in Expenses and Other:
Other Operation and Maintenance	22.0
Depreciation and Amortization	1.6
Taxes Other Than Income Taxes	(0.4)
Interest and Investment Income	(1.1)
Allowance for Equity Funds Used During Construction	0.4
Interest Expense	3.0
Total Change in Expenses and Other	25.5

Income Tax Expense	81.4

Six Months Ended June 30, 2016	$120.4

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•
Generation decreased $225 million primarily due to lower capacity revenues due to plant retirements and the transition of the Ohio Standard Service offer to full market pricing and a decrease in wholesale energy prices partially offset by favorable hedging activity.

•	Retail, Trading and Marketing decreased $28 million when compared to the impact of favorable wholesale trading and marketing performance in the first quarter of 2015.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $22 million primarily due to plant retirements in June 2015.

•	Income Tax Expense decreased $81 million primarily due to a decrease in pretax book income.

CORPORATE AND OTHER

Second Quarter of 2016 Compared to Second Quarter of 2015

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $1 million in 2015 to a gain of $24 million in 2016 primarily due to the reversal of an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS partially offset by charges related to the final accounting of the disposition of AEP’s commercial barging operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from income of $9 million in 2015 to income of $25 million in 2016 primarily due to the reversal of an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS partially offset by charges related to the final accounting of the disposition of AEP’s commercial barging operations and decreased income from the discontinued operations of AEP’s commercial barging operations which was sold in November 2015.

AEP SYSTEM INCOME TAXES

Second Quarter of 2016 Compared to Second Quarter of 2015

Income Tax Expense decreased $59 million primarily due to the reversal of an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS and by the recording of state income tax adjustments, partially offset by an increase in pretax book income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Income Tax Expense decreased $151 million primarily due to a decrease in pretax book income, the reversal of an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS in the second quarter of 2016 and by the recording of other state and federal income tax adjustments.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2016		December 31, 2015
	(dollars in millions)
Long-term Debt, including amounts due within one year	$19,543.7	48.9%	$19,572.7	51.1%
Short-term Debt	2,060.3	5.1	800.0	2.1
Total Debt	21,604.0	54.0	20,372.7	53.2
AEP Common Equity	18,386.2	46.0	17,891.7	46.8
Noncontrolling Interests	18.7	—	13.2	—
Total Debt and Equity Capitalization	$40,008.9	100.0%	$38,277.6	100.0%

AEP’s ratio of debt-to-total capital increased from 53.2% as of December 31, 2015 to 54.0% as of June 30, 2016 primarily due to an increase in short-term debt.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of June 30, 2016, AEP had $3.5 billion in aggregate credit facility commitments to support its operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

AEP manages liquidity by maintaining adequate external financing commitments.  As of June 30, 2016, available liquidity was approximately $2.3 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$3,000.0	June 2021
	Revolving Credit Facility	500.0	June 2018
Total		3,500.0
Cash and Cash Equivalents		246.8
Total Liquidity Sources		3,746.8
Less:	AEP Commercial Paper Outstanding	1,409.3

Net Available Liquidity		$2,337.5

AEP has two credit facilities totaling $3.5 billion to support its commercial paper program.  The $3 billion credit facility allows management to issue letters of credit in an amount up to $1.2 billion.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds certain nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first six months of 2016 was $1.5 billion.  The weighted-average interest rate for AEP’s commercial paper during 2016 was 0.75%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit under three uncommitted facilities totaling $225 million. As of June 30, 2016, the maximum future payment for letters of credit issued under the uncommitted facilities was $150 million with maturities ranging from July 2016 to June 2017.

Securitized Accounts Receivable

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement expires in June 2018.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of June 30, 2016, this contractually-defined percentage was 51.5%. Nonperformance under these covenants could result in an event of default under these credit agreements. In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. This condition also applies in a majority of AEP’s non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable. However, a default under AEP’s non-exchange traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.56 per share in July 2016. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

	Six Months Ended June 30,
	2016	2015
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$176.4	$162.5
Net Cash Flows from Continuing Operating Activities	1,725.8	2,198.9
Net Cash Flows Used for Continuing Investing Activities	(2,299.7)	(2,194.5)
Net Cash Flows from Continuing Financing Activities	646.8	27.9
Net Cash Flows from (Used for) Discontinued Operations	(2.5)	0.4
Net Increase in Cash and Cash Equivalents	70.4	32.7
Cash and Cash Equivalents at End of Period	$246.8	$195.2

AEP uses short-term debt, including commercial paper, as a bridge to long-term debt financing. The levels of borrowing may vary significantly due to the timing of long-term debt financings and the impact of fluctuations in cash flows.

Operating Activities

	Six Months Ended June 30,
	2016	2015
	(in millions)
Income from Continuing Operations	$1,009.5	$1,051.6
Depreciation and Amortization	1,010.9	993.1
Deferred Income Taxes	552.3	450.2
Fuel, Materials and Supplies	(107.0)	148.0
Accrued Taxes, Net	(303.7)	(112.1)
Other	(436.2)	(331.9)
Net Cash Flows from Continuing Operating Activities	$1,725.8	$2,198.9
Net Cash Flows from Continuing Operating Activities were $1.7 billion in 2016 consisting primarily of Net Income of $1 billion and $1 billion of noncash Depreciation and Amortization. A significant change in other items includes the unfavorable effects of an increase in fuel inventory due to the mild winter weather in addition to a decrease in Accrued Taxes primarily due to the impacts of bonus depreciation related to the Protecting Americans from Tax Hikes Act of 2015. Deferred Income Taxes increased primarily due to an increase in tax versus book temporary differences from operations, which includes provisions related to the Protecting Americans from Tax Hikes Act of 2015. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.

Net Cash Flows from Continuing Operating Activities were $2.2 billion in 2015 consisting primarily of Net Income of $1.1 billion and $1 billion of noncash Depreciation and Amortization. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2014 and an increase in tax versus book temporary differences from operations. The reduction in Fuel, Materials and Supplies balances reflects a decrease in fuel inventory due to the cold winter weather, increased generation and plants retired during the second quarter of 2015.

Investing Activities

	Six Months Ended June 30,
	2016	2015
	(in millions)
Construction Expenditures	$(2,285.8)	$(2,181.5)
Acquisitions of Nuclear Fuel	(79.2)	(52.2)
Other	65.3	39.2
Net Cash Flows Used for Continuing Investing Activities	$(2,299.7)	$(2,194.5)

Net Cash Flows Used for Continuing Investing Activities were $2.3 billion in 2016 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Net Cash Flows Used for Continuing Investing Activities were $2.2 billion in 2015 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Financing Activities

	Six Months Ended June 30,
	2016	2015
	(in millions)
Issuance of Common Stock, Net	$30.9	$55.8
Issuance of Debt, Net	1,219.6	636.6
Dividends Paid on Common Stock	(553.1)	(522.1)
Other	(50.6)	(142.4)
Net Cash Flows Used for Continuing Financing Activities	$646.8	$27.9

Net Cash Flows Used for Continuing Financing Activities in 2016 were $647 million. AEP’s net debt issuances were $1.2 billion. The net issuances included an increase in short-term borrowing of $1.3 billion, issuances of $400 million of senior unsecured notes, $125 million of pollution control bonds and $218 million of other debt notes offset by retirements of $354 million of senior unsecured notes, $189 million of securitization bonds, $185 million of pollution control bonds and $56 million of other debt notes. AEP paid common stock dividends of $553 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows from Continuing Financing Activities in 2015 were $28 million. AEP’s net debt issuances were $637 million. The net issuances included issuances of $1.7 billion of senior unsecured notes, $140 million of pollution control bonds and $729 million of other debt notes offset by retirements of $754 million of senior unsecured and other debt notes, $180 million of securitization bonds, $140 million of pollution control bonds and $653 of other debt notes and a decrease in short term borrowing of $241 million. AEP paid common stock dividends of $522 million. Other includes a make whole premium payment on the extinguishment of long-term debt of $93 million in addition to capital lease principal payments of $50 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

In July 2016, PSO issued $50 million of 3.05% Senior Unsecured Notes due in 2026 and $100 million of 4.11% Senior Unsecured Notes due in 2046.

In July 2016, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2016, OPCo retired $23 million of Securitization Bonds.

In July 2016, TCC retired $65 million of Securitization Bonds.

In July 2016, TCC retired its variable rate $100 million Other Long-term Debt due in 2016 and issued $125 million of variable rate Other Long-term Debt due in 2019.

In July 2016, TNC retired its variable rate $75 million Other Long-term Debt due in 2016 and issued $75 million of variable rate Other Long-term Debt due in 2019.

OFF-BALANCE SHEET ARRANGEMENTS

AEP’s current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that AEP enters in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	June 30, 2016	December 31, 2015
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$960.1	$1,034.0
Railcars Maximum Potential Loss from Lease Agreement	18.1	18.1

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

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted During 2016

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

Pronouncements Effective in the Future

The FASB issued ASU 2014-09 “Revenue from Contracts with Customers” clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The FASB deferred implementation of ASU 2014-09 under the terms in ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. Management is analyzing the impact of this new standard and the related ASUs that clarify guidance in the standard. At this time, management cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2018.

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

The FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-13 effective January 1, 2020.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, management cannot determine the impact on the reporting of operations and financial position that may result from any such future changes.  The FASB is currently working on several projects including hedge accounting, consolidations and pension and postretirement benefits.  The ultimate pronouncements resulting from these and future projects could have an impact on future net income and financial position.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2015:

MTM Risk Management Contract Net Assets (Liabilities)
Six Months Ended June 30, 2016

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets as of December 31, 2015	$8.6	$14.4	$143.2	$166.2
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(12.2)	2.6	(4.9)	(14.5)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	24.1	24.1
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	(0.1)	8.2	8.1
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	(9.6)	(31.8)	—	(41.4)
Total MTM Risk Management Contract Net Assets as of June 30, 2016	$(13.2)	$(14.9)	$170.6	142.5
Commodity Cash Flow Hedge Contracts				3.0
Interest Rate and Foreign Currency Cash Flow Hedge Contracts				(0.2)
Fair Value Hedge Contracts				1.1
Collateral Deposits				10.7
Total MTM Derivative Contract Net Assets as of June 30, 2016				$157.1

(a)
Reflects fair value on primarily long-term structured contracts which are typically with customers that seek fixed pricing to limit their risk against fluctuating energy prices.  The contract prices are valued against market curves associated with the delivery location and delivery term.  A significant portion of the total volumetric position has been economically hedged.

(b)	Market fluctuations are attributable to various factors such as supply/demand, weather, etc.

(c)	Relates to the net losses of those contracts that are not reflected on the statements of income. These net losses are recorded as regulatory assets.

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

AEP has risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of June 30, 2016, credit exposure net of collateral to sub investment grade counterparties was approximately 7.2%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of June 30, 2016, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$714.2	$3.1	$711.1	3	$346.7
Split Rating	19.4	—	19.4	1	19.2
No External Ratings:
Internal Investment Grade	95.9	—	95.9	2	50.5
Internal Noninvestment Grade	79.1	14.7	64.4	3	42.0
Total as of June 30, 2016	$908.6	$17.8	$890.8	9	$458.4

Total as of December 31, 2015	$973.6	$21.9	$951.7	11	$437.1

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2016, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2016				December 31, 2015
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.4	$1.1	$0.2	$0.1	$0.2	$0.9	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2016				December 31, 2015
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$2.2	$2.8	$0.9	$0.4	$1.1	$2.4	$0.9	$0.4

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

Interest Rate Risk

Management utilizes an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of June 30, 2016 and December 31, 2015, the estimated EaR on AEP’s debt portfolio for the following twelve months was $33 million and $25 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Vertically Integrated Utilities	$2,108.2	$2,158.6	$4,326.3	$4,646.0
Transmission and Distribution Utilities	1,076.2	1,008.0	2,153.5	2,214.3
Generation & Marketing	655.3	627.6	1,369.2	1,486.8
Other Revenues	53.2	32.5	88.8	60.0
TOTAL REVENUES	3,892.9	3,826.7	7,937.8	8,407.1

EXPENSES
Fuel and Other Consumables Used for Electric Generation	680.4	755.3	1,356.0	1,826.5
Purchased Electricity for Resale	629.2	600.8	1,360.6	1,319.2
Other Operation	664.5	603.4	1,379.6	1,264.7
Maintenance	289.4	326.0	568.1	611.6
Depreciation and Amortization	513.8	497.7	1,010.9	993.1
Taxes Other Than Income Taxes	249.4	239.4	503.5	485.1
TOTAL EXPENSES	3,026.7	3,022.6	6,178.7	6,500.2

OPERATING INCOME	866.2	804.1	1,759.1	1,906.9

Other Income (Expense):
Interest and Investment Income	2.4	3.1	4.5	4.5
Carrying Costs Income	6.3	8.2	10.2	16.6
Allowance for Equity Funds Used During Construction	28.8	34.1	60.5	63.8
Interest Expense	(224.9)	(219.2)	(441.9)	(437.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	678.8	630.3	1,392.4	1,553.9

Income Tax Expense	165.0	224.3	400.5	551.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(7.4)	25.4	17.6	49.2

INCOME FROM CONTINUING OPERATIONS	506.4	431.4	1,009.5	1,051.6

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2.5)	(0.1)	(2.5)	10.4

NET INCOME	503.9	431.3	1,007.0	1,062.0

Net Income Attributable to Noncontrolling Interests	1.8	1.3	3.7	2.8

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$502.1	$430.0	$1,003.3	$1,059.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	491,459,541	490,207,482	491,283,967	489,904,417

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$1.03	$0.88	$2.05	$2.14
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	$(0.01)	$—	$(0.01)	$0.02
TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.02	$0.88	$2.04	$2.16

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	491,641,400	490,484,450	491,486,853	490,212,271

DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$1.03	$0.88	$2.05	$2.14
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	$(0.01)	$—	$(0.01)	$0.02
TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.02	$0.88	$2.04	$2.16

CASH DIVIDENDS DECLARED PER SHARE	$0.56	$0.53	$1.12	$1.06

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$503.9	$431.3	$1,007.0	$1,062.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $8.2 and $0.5 for the Three Months Ended June 30, 2016 and 2015, Respectively, and $4.2 and $(2.9) for the Six Months Ended June 30, 2016 and 2015, Respectively	15.2	1.0	7.8	(5.4)
Securities Available for Sale, Net of Tax of $0.4 and $(0.1) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $0.7 and $0.2 for the Six Months Ended June 30, 2016 and 2015, Respectively	0.6	(0.2)	1.2	0.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0.1 for the Three Months Ended June 30, 2016 and 2015, Respectively, and $0.1 and $0.3 for the Six Months Ended June 30, 2016 and 2015, Respectively	0.1	0.2	0.2	0.6

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	15.9	1.0	9.2	(4.5)

TOTAL COMPREHENSIVE INCOME	519.8	432.3	1,016.2	1,057.5

Total Comprehensive Income Attributable to Noncontrolling Interests	1.8	1.3	3.7	2.8

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$518.0	$431.0	$1,012.5	$1,054.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY - DECEMBER 31, 2014	509.7	$3,313.3	$6,203.4	$7,406.6	$(103.1)	$4.3	$16,824.5

Issuance of Common Stock	1.2	7.4	48.4				55.8
Common Stock Dividends				(520.0)		(2.1)	(522.1)
Other Changes in Equity			1.6			2.6	4.2
Deferred State Income Tax Rate Adjustment			16.8				16.8
Net Income				1,059.2		2.8	1,062.0
Other Comprehensive Loss					(4.5)		(4.5)
Pension and OPEB Adjustment Related to Mitchell Plant					5.1		5.1
TOTAL EQUITY - JUNE 30, 2015	510.9	$3,320.7	$6,270.2	$7,945.8	$(102.5)	$7.6	$17,441.8

TOTAL EQUITY - DECEMBER 31, 2015	511.4	$3,324.0	$6,296.5	$8,398.3	$(127.1)	$13.2	$17,904.9

Issuance of Common Stock	0.6	4.0	26.9				30.9
Common Stock Dividends				(550.8)		(2.3)	(553.1)
Other Changes in Equity			1.3	0.6		4.1	6.0
Net Income				1,003.3		3.7	1,007.0
Other Comprehensive Income					9.2		9.2
TOTAL EQUITY - JUNE 30, 2016	512.0	$3,328.0	$6,324.7	$8,851.4	$(117.9)	$18.7	$18,404.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$246.8	$176.4
Other Temporary Investments (June 30, 2016 and December 31, 2015 Amounts Include $293.5 and $376.6, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and EIS)	306.9	386.8
Accounts Receivable:
Customers	692.4	615.9
Accrued Unbilled Revenues	99.0	31.2
Pledged Accounts Receivable – AEP Credit	989.0	940.3
Miscellaneous	71.7	82.1
Allowance for Uncollectible Accounts	(36.9)	(29.0)
Total Accounts Receivable	1,815.2	1,640.5
Fuel	716.4	600.8
Materials and Supplies	645.6	738.6
Risk Management Assets	111.1	134.4
Accrued Tax Benefits	272.7	58.9
Regulatory Asset for Under-Recovered Fuel Costs	106.5	115.2
Margin Deposits	72.5	107.3
Prepayments and Other Current Assets	145.2	113.5
TOTAL CURRENT ASSETS	4,438.9	4,072.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	26,746.2	25,559.8
Transmission	14,878.6	14,247.9
Distribution	18,431.1	18,046.9
Other Property, Plant and Equipment (June 30, 2016 and December 31, 2015 Amounts Include Coal Mining and Nuclear Fuel, December 31, 2015 Amount Includes 2016 Plant Retirements)	3,516.6	3,722.9
Construction Work in Progress	3,509.9	3,903.9
Total Property, Plant and Equipment	67,082.4	65,481.4
Accumulated Depreciation and Amortization	19,646.2	19,348.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	47,436.2	46,133.2

OTHER NONCURRENT ASSETS
Regulatory Assets	5,259.1	5,140.3
Securitized Assets	1,631.9	1,749.9
Spent Nuclear Fuel and Decommissioning Trusts	2,196.0	2,106.4
Goodwill	52.5	52.5
Long-term Risk Management Assets	298.5	321.8
Deferred Charges and Other Noncurrent Assets	2,004.0	2,106.6
TOTAL OTHER NONCURRENT ASSETS	11,442.0	11,477.5

TOTAL ASSETS	$63,317.1	$61,683.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

			June 30,	December 31,
			2016	2015
CURRENT LIABILITIES
Accounts Payable			$1,242.3	$1,418.0
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			651.0	675.0
Other Short-term Debt			1,409.3	125.0
Total Short-term Debt			2,060.3	800.0
Long-term Debt Due Within One Year (June 30, 2016 and December 31, 2015 Amounts Include $383.9 and $410.4, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			2,006.3	1,831.8
Risk Management Liabilities			85.7	87.1
Customer Deposits			335.8	346.6
Accrued Taxes			814.0	979.1
Accrued Interest			227.0	226.9
Regulatory Liability for Over-Recovered Fuel Costs			59.9	113.9
Other Current Liabilities			1,038.6	1,305.1
TOTAL CURRENT LIABILITIES			7,869.9	7,108.5

NONCURRENT LIABILITIES
Long-term Debt (June 30, 2016 and December 31, 2015 Amounts Include $1,855.9 and $1,971.4, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			17,537.4	17,740.9
Long-term Risk Management Liabilities			166.8	179.1
Deferred Income Taxes			12,402.5	11,733.2
Regulatory Liabilities and Deferred Investment Tax Credits			3,816.0	3,736.1
Asset Retirement Obligations			1,851.9	1,806.5
Employee Benefits and Pension Obligations			496.6	583.3
Deferred Credits and Other Noncurrent Liabilities			771.1	890.6
TOTAL NONCURRENT LIABILITIES			37,042.3	36,669.7

TOTAL LIABILITIES			44,912.2	43,778.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2016	2015
Shares Authorized	600,000,000	600,000,000
Shares Issued	511,999,477	511,389,173
(20,336,592 Shares were Held in Treasury as of June 30, 2016 and December 31, 2015)			3,328.0	3,324.0
Paid-in Capital			6,324.7	6,296.5
Retained Earnings			8,851.4	8,398.3
Accumulated Other Comprehensive Income (Loss)			(117.9)	(127.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			18,386.2	17,891.7

Noncontrolling Interests			18.7	13.2

TOTAL EQUITY			18,404.9	17,904.9

TOTAL LIABILITIES AND EQUITY			$63,317.1	$61,683.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$1,007.0	$1,062.0
Income (Loss) from Discontinued Operations	(2.5)	10.4
Income from Continuing Operations	1,009.5	1,051.6
Adjustments to Reconcile Income from Continuing Operations to Net Cash Flows from Continuing Operating Activities:
Depreciation and Amortization	1,010.9	993.1
Deferred Income Taxes	552.3	450.2
Carrying Costs Income	(10.2)	(16.6)
Allowance for Equity Funds Used During Construction	(60.5)	(63.8)
Mark-to-Market of Risk Management Contracts	48.7	(41.1)
Amortization of Nuclear Fuel	73.2	65.5
Pension Contributions to Qualified Plan Trust	(84.8)	(92.5)
Property Taxes	131.3	102.0
Deferred Fuel Over/Under-Recovery, Net	(5.8)	21.5
Deferral of Ohio Capacity Costs, Net	67.4	(1.1)
Change in Other Noncurrent Assets	(191.0)	(78.8)
Change in Other Noncurrent Liabilities	1.8	17.5
Changes in Certain Components of Continuing Working Capital:
Accounts Receivable, Net	(166.0)	(34.0)
Fuel, Materials and Supplies	(107.0)	148.0
Accounts Payable	(22.6)	(13.2)
Accrued Taxes, Net	(303.7)	(112.1)
Other Current Assets	26.3	20.2
Other Current Liabilities	(244.0)	(217.5)
Net Cash Flows from Continuing Operating Activities	1,725.8	2,198.9

INVESTING ACTIVITIES
Construction Expenditures	(2,285.8)	(2,181.5)
Change in Other Temporary Investments, Net	80.9	30.7
Purchases of Investment Securities	(1,797.4)	(541.5)
Sales of Investment Securities	1,777.0	515.8
Acquisitions of Nuclear Fuel	(79.2)	(52.2)
Other Investing Activities	4.8	34.2
Net Cash Flows Used for Continuing Investing Activities	(2,299.7)	(2,194.5)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	30.9	55.8
Issuance of Long-term Debt	743.4	2,603.3
Change in Short-term Debt, Net	1,260.3	(241.0)
Retirement of Long-term Debt	(784.1)	(1,725.7)
Make Whole Premium on Extinguishment of Long-term Debt	—	(92.7)
Principal Payments for Capital Lease Obligations	(51.0)	(49.8)
Dividends Paid on Common Stock	(553.1)	(522.1)
Other Financing Activities	0.4	0.1
Net Cash Flows from Continuing Financing Activities	646.8	27.9

Net Cash Flows from (Used for) Discontinued Operating Activities	(2.5)	4.6
Net Cash Flows from Discontinued Investing Activities	—	4.1
Net Cash Flows Used for Discontinued Financing Activities	—	(8.3)

Net Increase in Cash and Cash Equivalents	70.4	32.7
Cash and Cash Equivalents at Beginning of Period	176.4	162.5
Cash and Cash Equivalents at End of Period	$246.8	$195.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$425.4	$430.6
Net Cash Paid for Income Taxes	26.2	97.7
Noncash Acquisitions Under Capital Leases	52.7	75.8
Construction Expenditures Included in Current Liabilities as of June 30,	554.2	543.0
Construction Expenditures Included in Noncurrent Liabilities as of June 30,	—	66.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	41.5	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	2,134	2,238	5,898	6,440
Commercial	1,606	1,690	3,302	3,417
Industrial	2,363	2,567	4,631	5,027
Miscellaneous	203	212	420	428
Total Retail	6,306	6,707	14,251	15,312

Wholesale	928	788	1,384	1,654

Total KWhs	7,234	7,495	15,635	16,966

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	108	55	1,433	1,735
Normal - Heating (b)	91	91	1,435	1,412

Actual - Cooling (c)	380	471	388	471
Normal - Cooling (b)	363	360	369	366

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Net Income
(in millions)

Second Quarter of 2015	$59.0

Changes in Gross Margin:
Retail Margins	33.1
Off-system Sales	(0.2)
Transmission Revenues	(8.5)
Other Revenues	(0.5)
Total Change in Gross Margin	23.9

Changes in Expenses and Other:
Other Operation and Maintenance	(10.7)
Depreciation and Amortization	(0.1)
Taxes Other Than Income Taxes	(0.5)
Interest Income	(0.3)
Carrying Costs Income	0.6
Allowance for Equity Funds Used During Construction	(1.6)
Interest Expense	1.4
Total Change in Expenses and Other	(11.2)

Income Tax Expense	1.7

Second Quarter of 2016	$73.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $33 million primarily due to the following:

•
A $55 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016.  Of these rate increases, $28 million relates to riders/trackers which have corresponding increases in other expense items below.

This increase was partially offset by:

•	A $19 million decrease in weather-normalized margin primarily due to lower industrial sales.

•	Transmission Revenues decreased $9 million primarily due to lower Network Integrated Transmission Service (NITS) revenues.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $11 million primarily due to the following:

•
A $10 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $5 million increase in storm related expenses.

•
A $4 million increase in uncollectible accounts expense due to a prior year establishment of a regulatory asset for recovery as approved in the May 2015 West Virginia base case order. This increase in expense is partially offset within Retail Margins above.

•
A $2 million increase in amortization of previously deferred West Virginia storm expenses as approved in the May 2015 West Virginia base case order. This increase in expense is offset within Retail Margins above.

•	A $2 million increase in transmission and distribution expenses primarily due to vegetation management. This increase in expense is offset within Retail Margins above.
These increases were partially offset by:

•	A $6 million gain on the sale of property in the current year.

•	A $5 million decrease in plant maintenance expenses related to prior year outages at certain plants.

•	A $2 million decrease in PJM transmission expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Net Income
(in millions)

Six Months Ended June 30, 2015	$200.8

Changes in Gross Margin:
Retail Margins	38.5
Off-system Sales	(1.6)
Transmission Revenues	(16.7)
Other Revenues	1.7
Total Change in Gross Margin	21.9

Changes in Expenses and Other:
Other Operation and Maintenance	(42.2)
Depreciation and Amortization	4.6
Taxes Other Than Income Taxes	(0.8)
Interest Income	(0.4)
Carrying Costs Income	(0.5)
Allowance for Equity Funds Used During Construction	(2.3)
Interest Expense	4.7
Total Change in Expenses and Other	(36.9)

Income Tax Expense	13.9

Six Months Ended June 30, 2016	$199.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $39 million primarily due to the following:

•
A $77 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016. This increase is partially offset by a prior year adjustment affected by the amended Virginia law that has an impact on biennial reviews. Of these rate increases, $55 million relate to riders/trackers which have corresponding increases in other expense items below.

•	A $5 million decrease in generation-related PJM expenses mainly driven by lower PJM ancillaries and transmission losses and higher FTR revenues, all net of recovery.
The overall increase was partially offset by:

•	A $35 million decrease in weather-related usage due to an 18% decrease in cooling degree days and a 17% decrease in heating degree days.

•	A $12 million decrease in weather-normalized margin primarily in the industrial class, offset by the residential and commercial classes.

•	Transmission Revenues decreased $17 million primarily due to lower NITS revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $42 million primarily due to the following:

•
A $24 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $9 million increase in transmission and distribution expenses primarily due to vegetation management. This increase in expense is offset within Retail Margins above.

•	An $8 million increase in storm related expenses.

•
A $5 million increase in amortization of previously deferred West Virginia storm expenses as approved in the May 2015 West Virginia base case order. This increase in expense is offset within Retail Margins above.

•	A $4 million increase in employee-related expenses.

•
A $4 million increase in uncollectible accounts expense due to a prior year establishment of a regulatory asset for recovery as approved in the May 2015 West Virginia base case order. This increase in expense is partially offset within Retail Margins above.

•	A $3 million increase in customer assistance expense due to the energy efficiency programs implemented in 2016. This increase in expense is offset within Retail Margins above.
These increases were partially offset by:

•	A $7 million decrease in PJM transmission expenses.

•	A $6 million gain on the sale of property in the current year.

•	A $3 million decrease in plant maintenance expenses related to prior year outages at certain plants.

•	Depreciation and Amortization expenses decreased $5 million primarily due to the following:

•	A $6 million decrease in asset retirement obligations and plant amortizations due to plant retirements in 2015.

•	A $2 million decrease due to prior year amortization of Virginia environmental deferrals. This decrease in expense is offset within Retail Margins above.
These decreases were partially offset by:

•	A $3 million increase due to a higher depreciable base.

•	Interest Expense decreased $5 million primarily due to lower interest rates on long-term debt.

•
Income Tax Expense decreased $14 million primarily due to a decrease in pretax book income, other book/tax differences which are accounted for on a flow-through basis and the regulatory accounting treatment of state income taxes.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$638.8	$645.4	$1,414.3	$1,499.6
Sales to AEP Affiliates	32.2	33.9	72.6	76.4
Other Revenues	2.5	2.7	6.6	5.0
TOTAL REVENUES	673.5	682.0	1,493.5	1,581.0

EXPENSES
Fuel and Other Consumables Used for Electric Generation	153.3	183.5	304.0	406.8
Purchased Electricity for Resale	63.5	65.7	171.7	178.4
Other Operation	111.2	103.7	231.8	209.8
Maintenance	60.2	57.0	129.5	109.3
Depreciation and Amortization	96.4	96.3	191.9	196.4
Taxes Other Than Income Taxes	30.6	30.1	61.9	61.1
TOTAL EXPENSES	515.2	536.3	1,090.8	1,161.8

OPERATING INCOME	158.3	145.7	402.7	419.2

Other Income (Expense):
Interest Income	0.2	0.5	0.5	0.9
Carrying Costs Income	1.0	0.4	0.2	0.7
Allowance for Equity Funds Used During Construction	2.3	3.9	4.6	6.9
Interest Expense	(47.3)	(48.7)	(94.3)	(99.0)

INCOME BEFORE INCOME TAX EXPENSE	114.5	101.8	313.7	328.7

Income Tax Expense	41.1	42.8	114.0	127.9

NET INCOME	$73.4	$59.0	$199.7	$200.8

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$73.4	$59.0	$199.7	$200.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $0 for the Three Months Ended June 30, 2016 and 2015, Respectively, and $(0.2) and $0.1 for the Six Months Ended June 30, 2016 and 2015, Respectively	(0.2)	—	(0.4)	0.1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2) and $(0.3) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $(0.4) and $(0.5) for the Six Months Ended June 30, 2016 and 2015, Respectively	(0.4)	(0.5)	(0.7)	(0.9)

TOTAL OTHER COMPREHENSIVE LOSS	(0.6)	(0.5)	(1.1)	(0.8)

TOTAL COMPREHENSIVE INCOME	$72.8	$58.5	$198.6	$200.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$260.4	$1,809.6	$1,291.9	$5.0	$3,366.9

Common Stock Dividends			(118.8)		(118.8)
Net Income			200.8		200.8
Other Comprehensive Loss				(0.8)	(0.8)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2015	$260.4	$1,809.6	$1,373.9	$4.2	$3,448.1

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$260.4	$1,828.7	$1,388.7	$(2.8)	$3,475.0

Common Stock Dividends			(150.0)		(150.0)
Net Income			199.7		199.7
Other Comprehensive Loss				(1.1)	(1.1)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$260.4	$1,828.7	$1,438.4	$(3.9)	$3,523.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$5.4	$2.8
Restricted Cash for Securitized Funding	15.0	14.8
Advances to Affiliates	24.6	25.6
Accounts Receivable:
Customers	116.1	120.9
Affiliated Companies	58.1	51.2
Accrued Unbilled Revenues	33.2	17.9
Miscellaneous	1.6	2.2
Allowance for Uncollectible Accounts	(4.4)	(4.3)
Total Accounts Receivable	204.6	187.9
Fuel	154.0	119.3
Materials and Supplies	101.2	127.0
Risk Management Assets – Nonaffiliated	5.2	14.7
Risk Management Assets – Affiliated	—	0.9
Accrued Tax Benefits	14.6	30.6
Regulatory Asset for Under-Recovered Fuel Costs	86.8	86.9
Prepayments and Other Current Assets	13.8	17.4
TOTAL CURRENT ASSETS	625.2	627.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,312.9	6,200.8
Transmission	2,476.6	2,408.1
Distribution	3,474.4	3,402.5
Other Property, Plant and Equipment	362.6	345.5
Construction Work in Progress	479.5	475.1
Total Property, Plant and Equipment	13,106.0	12,832.0
Accumulated Depreciation and Amortization	3,527.6	3,407.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,578.4	9,424.4

OTHER NONCURRENT ASSETS
Regulatory Assets	1,143.7	1,154.2
Securitized Assets	316.6	328.0
Long-term Risk Management Assets – Nonaffiliated	0.2	0.1
Deferred Charges and Other Noncurrent Assets	126.0	113.7
TOTAL OTHER NONCURRENT ASSETS	1,586.5	1,596.0

TOTAL ASSETS	$11,790.1	$11,648.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)

	June 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$145.9	$181.0
Accounts Payable:
General	161.4	196.5
Affiliated Companies	70.1	67.7
Long-term Debt Due Within One Year – Nonaffiliated	568.3	318.0
Risk Management Liabilities – Nonaffiliated	18.5	4.8
Customer Deposits	83.1	83.9
Accrued Taxes	72.2	79.5
Accrued Interest	40.7	40.6
Other Current Liabilities	144.1	153.4
TOTAL CURRENT LIABILITIES	1,304.3	1,125.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,476.2	3,612.7
Long-term Risk Management Liabilities – Nonaffiliated	0.3	0.1
Deferred Income Taxes	2,595.1	2,527.0
Regulatory Liabilities and Deferred Investment Tax Credits	626.8	637.1
Asset Retirement Obligations	100.6	98.9
Employee Benefits and Pension Obligations	103.3	114.4
Deferred Credits and Other Noncurrent Liabilities	59.9	57.7
TOTAL NONCURRENT LIABILITIES	6,962.2	7,047.9

TOTAL LIABILITIES	8,266.5	8,173.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	1,438.4	1,388.7
Accumulated Other Comprehensive Income (Loss)	(3.9)	(2.8)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,523.6	3,475.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,790.1	$11,648.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$199.7	$200.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	191.9	196.4
Deferred Income Taxes	68.3	122.5
Carrying Costs Income	(0.2)	(0.7)
Allowance for Equity Funds Used During Construction	(4.6)	(6.9)
Mark-to-Market of Risk Management Contracts	24.2	(15.7)
Pension Contributions to Qualified Plan Trust	(8.8)	(10.0)
Deferred Fuel Over/Under-Recovery, Net	3.8	(15.3)
Change in Other Noncurrent Assets	(8.2)	(2.0)
Change in Other Noncurrent Liabilities	(16.3)	(10.2)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(16.7)	18.9
Fuel, Materials and Supplies	(31.7)	15.5
Accounts Payable	(13.5)	(20.6)
Accrued Taxes, Net	7.8	(11.4)
Other Current Assets	3.5	(2.2)
Other Current Liabilities	(9.5)	(21.0)
Net Cash Flows from Operating Activities	389.7	438.1

INVESTING ACTIVITIES
Construction Expenditures	(322.3)	(293.1)
Change in Advances to Affiliates, Net	1.0	24.8
Other Investing Activities	9.5	7.0
Net Cash Flows Used for Investing Activities	(311.8)	(261.3)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	249.2	726.3
Change in Advances from Affiliates, Net	(35.1)	57.4
Retirement of Long-term Debt – Nonaffiliated	(136.5)	(661.0)
Retirement of Long-term Debt – Affiliated	—	(86.0)
Make Whole Premium on Extinguishment of Long-term Debt – Nonaffiliated	—	(92.7)
Principal Payments for Capital Lease Obligations	(3.1)	(2.5)
Dividends Paid on Common Stock	(150.0)	(118.8)
Other Financing Activities	0.2	0.4
Net Cash Flows Used for Financing Activities	(75.3)	(176.9)

Net Increase (Decrease) in Cash and Cash Equivalents	2.6	(0.1)
Cash and Cash Equivalents at Beginning of Period	2.8	2.6
Cash and Cash Equivalents at End of Period	$5.4	$2.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$90.9	$105.6
Net Cash Paid for Income Taxes	28.3	5.2
Noncash Acquisitions Under Capital Leases	0.8	1.9
Construction Expenditures Included in Current Liabilities as of June 30,	69.1	81.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	1,163	1,125	2,725	2,870
Commercial	1,193	1,193	2,375	2,402
Industrial	1,992	1,946	3,880	3,740
Miscellaneous	15	15	35	35
Total Retail	4,363	4,279	9,015	9,047

Wholesale	2,495	2,677	4,425	6,083

Total KWhs	6,858	6,956	13,440	15,130

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	279	172	2,196	2,931
Normal - Heating (b)	231	232	2,439	2,403

Actual - Cooling (c)	270	266	270	266
Normal - Cooling (b)	262	260	264	262

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Net Income
(in millions)

Second Quarter of 2015	$50.6

Changes in Gross Margin:
Retail Margins	1.8
Off-system Sales	(4.3)
Transmission Revenues	(5.2)
Other Revenues	(3.2)
Total Change in Gross Margin	(10.9)

Changes in Expenses and Other:
Other Operation and Maintenance	15.4
Depreciation and Amortization	2.5
Taxes Other Than Income Taxes	(3.6)
Other Income	2.2
Interest Expense	(4.1)
Total Change in Expenses and Other	12.4

Income Tax Expense	(0.8)

Second Quarter of 2016	$51.3

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $2 million primarily due to the following:

•	A $9 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	A $5 million increase due to higher fuel cost recovery from retail customers.

•	A $5 million increase in weather-normalized margins.

•	A $3 million increase in weather-related usage due to a 62% increase in heating degree days.
These increases were partially offset by:

•	An $18 million decrease in FERC municipal and cooperative revenues due to annual formula rate adjustments.

•	Margins from Off-system Sales decreased $4 million due to lower market prices and decreased sales volumes.

•	Transmission Revenues decreased $5 million primarily due to lower transmission formula rate true-up than in the prior year.

•
Other Revenues decreased $3 million primarily due to a decrease in barging deliveries to the Rockport Plant by River Transportation Division (RTD). The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging below.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses decreased $15 million primarily due to the following:

•	A $13 million decrease in nuclear expenses primarily due to $7 million related to Cook Plant, Unit 1 diesel generator repairs and $6 million for low pressure turbine inspections in 2015.

•	A $3 million decrease in expenses due to the retirement of the Tanners Creek Plant in May 2015.

•	A $3 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities discussed above.
These decreases were partially offset by:

•	A $2 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $2 million increase in distribution expenses primarily due to increased forestry and storm expenses.

•
A $2 million increase in accretion due to the impact of a revision in the nuclear Asset Retirement Obligation (ARO) estimate on decommissioning expenses. This increase has a corresponding offset in Depreciation and Amortization expenses below.

•
Depreciation and Amortization expenses decreased $3 million primarily due to the retirement of Tanners Creek Plant in May 2015 and a revision in the nuclear ARO estimate, partially offset by higher depreciable base. The decrease in nuclear ARO has a corresponding offset in Other Operation and Maintenance expenses above.

•	Taxes Other Than Income Taxes increased $4 million primarily due to property taxes.

•	Interest Expense increased $4 million primarily due to higher long-term debt balances.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Net Income
(in millions)

Six Months Ended June 30, 2015	$123.3

Changes in Gross Margin:
Retail Margins	1.3
Off-system Sales	(9.3)
Transmission Revenues	(7.9)
Other Revenues	(2.0)
Total Change in Gross Margin	(17.9)

Changes in Expenses and Other:
Other Operation and Maintenance	9.5
Depreciation and Amortization	6.8
Taxes Other Than Income Taxes	(3.6)
Other Income	1.9
Interest Expense	(3.8)
Total Change in Expenses and Other	10.8

Income Tax Expense	9.8

Six Months Ended June 30, 2016	$126.0

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $1 million primarily due to the following:

•	A $13 million increase in weather-normalized margins.

•	A $12 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	A $3 million decrease in PJM charges not currently recovered in rate recovery riders/trackers.

•	A $2 million increase due to higher fuel cost recovery from retail customers.
These increases were partially offset by:

•	A $16 million decrease in weather-related usage due to a 25% decrease in heating degree days.

•	A $13 million decrease in FERC municipal and cooperative revenues due to annual formula rate adjustments offset by increased formula rate changes.

•	Margins from Off-system Sales decreased $9 million due to lower market prices and decreased sales volumes.

•	Transmission Revenues decreased $8 million primarily due to lower transmission formula rate true-up than in the prior year.

•
Other Revenues decreased $2 million primarily due to a decrease in barging deliveries to the Rockport Plant by RTD. The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $10 million primarily due to the following:

•	A $16 million decrease in nuclear expenses primarily due to $7 million related to Cook Plant, Unit 1 diesel generator repairs and $6 million for low pressure turbine inspections in 2015.

•	A $7 million decrease due to the retirement of Tanners Creek Plant in May 2015.

•	A $5 million decrease due to Rockport environmental compliance work performed in 2015.

•	A $2 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities above.
These decreases were partially offset by:

•	A $6 million increase due to the reduction of an environmental liability in 2015.

•	A $5 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $4 million increase in general and administrative expenses.

•
A $4 million increase in accretion due to the impact of a revision in the nuclear ARO estimate on decommissioning expense. This increase has a corresponding offset in Depreciation and Amortization expenses below.

•
Depreciation and Amortization expenses decreased $7 million primarily due to the retirement of Tanners Creek Plant in May 2015 and a revision in the nuclear ARO estimate, partially offset by higher depreciable base. The decrease in nuclear ARO has a corresponding offset in Other Operation and Maintenance expenses above.

•	Taxes Other Than Income Taxes increased $4 million primarily due to property taxes.

•	Interest Expense increased $4 million primarily due to higher long-term debt balances.

•	Income Tax Expense decreased $10 million primarily due to the recording of federal income tax adjustments and a decrease in pretax book income.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$495.7	$515.1	$996.1	$1,081.3
Sales to AEP Affiliates	7.0	6.5	18.5	7.0
Other Revenues – Affiliated	15.4	21.9	30.7	40.5
Other Revenues – Nonaffiliated	4.3	0.8	9.8	1.8
TOTAL REVENUES	522.4	544.3	1,055.1	1,130.6

EXPENSES
Fuel and Other Consumables Used for Electric Generation	76.3	74.0	145.5	173.9
Purchased Electricity for Resale	41.0	50.3	90.6	106.2
Purchased Electricity from AEP Affiliates	56.0	60.0	101.4	115.0
Other Operation	133.7	137.3	275.0	266.3
Maintenance	48.0	59.8	88.9	107.1
Depreciation and Amortization	47.0	49.5	94.1	100.9
Taxes Other Than Income Taxes	25.6	22.0	49.0	45.4
TOTAL EXPENSES	427.6	452.9	844.5	914.8

OPERATING INCOME	94.8	91.4	210.6	215.8

Other Income (Expense):
Interest Income	4.2	3.5	7.4	5.3
Allowance for Equity Funds Used During Construction	4.5	3.0	6.8	7.0
Interest Expense	(27.1)	(23.0)	(49.6)	(45.8)

INCOME BEFORE INCOME TAX EXPENSE	76.4	74.9	175.2	182.3

Income Tax Expense	25.1	24.3	49.2	59.0

NET INCOME	$51.3	$50.6	$126.0	$123.3

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$51.3	$50.6	$126.0	$123.3

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.1 for the Three Months Ended June 30, 2016 and 2015, Respectively, and $0.4 and $0.3 for the Six Months Ended June 30, 2016 and 2015, Respectively	0.3	0.2	0.7	0.5

TOTAL COMPREHENSIVE INCOME	$51.6	$50.8	$126.7	$123.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$56.6	$980.9	$930.8	$(14.3)	$1,954.0

Common Stock Dividends			(60.0)		(60.0)
Net Income			123.3		123.3
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2015	$56.6	$980.9	$994.1	$(13.8)	$2,017.8

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$56.6	$980.9	$1,015.6	$(16.7)	$2,036.4

Common Stock Dividends			(62.5)		(62.5)
Net Income			126.0		126.0
Other Comprehensive Income				0.7	0.7
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$56.6	$980.9	$1,079.1	$(16.0)	$2,100.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$1.1
Advances to Affiliates	12.4	11.7
Accounts Receivable:
Customers	57.6	43.9
Affiliated Companies	57.9	68.7
Accrued Unbilled Revenues	3.6	0.1
Miscellaneous	0.8	2.6
Allowance for Uncollectible Accounts	—	(0.1)
Total Accounts Receivable	119.9	115.2
Fuel	64.4	46.5
Materials and Supplies	158.0	185.9
Risk Management Assets – Nonaffiliated	5.0	10.6
Risk Management Assets – Affiliated	0.1	1.7
Accrued Tax Benefits	45.8	40.5
Prepayments and Other Current Assets	48.3	42.1
TOTAL CURRENT ASSETS	456.4	455.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,956.0	3,841.7
Transmission	1,426.3	1,406.9
Distribution	1,839.9	1,790.8
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	691.0	662.3
Construction Work in Progress	564.1	519.8
Total Property, Plant and Equipment	8,477.3	8,221.5
Accumulated Depreciation, Depletion and Amortization	3,065.9	3,018.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,411.4	5,203.5

OTHER NONCURRENT ASSETS
Regulatory Assets	836.9	804.3
Spent Nuclear Fuel and Decommissioning Trusts	2,196.0	2,106.4
Long-term Risk Management Assets – Nonaffiliated	0.2	—
Deferred Charges and Other Noncurrent Assets	148.0	140.9
TOTAL OTHER NONCURRENT ASSETS	3,181.1	3,051.6

TOTAL ASSETS	$9,048.9	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT LIABILITIES
Advances from Affiliates	$11.4	$294.3
Accounts Payable:
General	174.9	201.0
Affiliated Companies	63.5	61.8
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2016 and December 31, 2015 Amounts Include $95.9 and $84.6, Respectively, Related to DCC Fuel)	174.2	162.9
Risk Management Liabilities – Nonaffiliated	3.6	6.3
Customer Deposits	34.3	35.7
Accrued Taxes	70.9	74.2
Accrued Interest	32.3	26.2
Obligations Under Capital Leases	16.6	32.8
Other Current Liabilities	119.1	142.1
TOTAL CURRENT LIABILITIES	700.8	1,037.3

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,256.1	1,837.1
Long-term Risk Management Liabilities – Nonaffiliated	0.4	1.6
Deferred Income Taxes	1,471.9	1,361.5
Regulatory Liabilities and Deferred Investment Tax Credits	1,130.8	1,076.2
Asset Retirement Obligations	1,277.1	1,240.9
Deferred Credits and Other Noncurrent Liabilities	111.2	119.4
TOTAL NONCURRENT LIABILITIES	6,247.5	5,636.7

TOTAL LIABILITIES	6,948.3	6,674.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,079.1	1,015.6
Accumulated Other Comprehensive Income (Loss)	(16.0)	(16.7)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,100.6	2,036.4

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,048.9	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$126.0	$123.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	94.1	100.9
Deferred Income Taxes	86.8	48.0
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(20.6)	(11.6)
Allowance for Equity Funds Used During Construction	(6.8)	(7.0)
Mark-to-Market of Risk Management Contracts	3.1	6.0
Amortization of Nuclear Fuel	73.2	65.5
Pension Contribution to Qualified Plan Trust	(12.7)	(14.6)
Deferred Fuel Over/Under-Recovery, Net	4.9	(15.1)
Change in Other Noncurrent Assets	(1.9)	31.0
Change in Other Noncurrent Liabilities	17.9	(9.8)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(6.0)	(2.3)
Fuel, Materials and Supplies	(19.3)	31.1
Accounts Payable	(26.8)	6.8
Accrued Taxes, Net	(9.2)	(7.8)
Other Current Assets	8.0	5.2
Other Current Liabilities	(19.7)	(37.1)
Net Cash Flows from Operating Activities	291.0	312.5

INVESTING ACTIVITIES
Construction Expenditures	(258.9)	(221.6)
Change in Advances to Affiliates, Net	(0.7)	—
Purchases of Investment Securities	(1,796.4)	(540.7)
Sales of Investment Securities	1,777.0	515.8
Acquisitions of Nuclear Fuel	(79.2)	(52.2)
Other Investing Activities	4.0	7.4
Net Cash Flows Used for Investing Activities	(354.2)	(291.3)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	482.7	210.7
Change in Advances from Affiliates, Net	(282.9)	(1.8)
Retirement of Long-term Debt – Nonaffiliated	(53.5)	(150.1)
Principal Payments for Capital Lease Obligations	(19.8)	(20.2)
Dividends Paid on Common Stock	(62.5)	(60.0)
Other Financing Activities	0.6	0.5
Net Cash Flows from (Used for) Financing Activities	64.6	(20.9)

Net Increase in Cash and Cash Equivalents	1.4	0.3
Cash and Cash Equivalents at Beginning of Period	1.1	1.0
Cash and Cash Equivalents at End of Period	$2.5	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$40.3	$42.3
Net Cash Paid (Received) for Income Taxes	(23.6)	17.1
Noncash Acquisitions Under Capital Leases	16.5	1.4
Construction Expenditures Included in Current Liabilities as of June 30,	89.8	53.1
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	41.5	—
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	0.1	0.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	2,986	2,970	6,829	7,461
Commercial	3,633	3,550	7,044	7,145
Industrial	3,566	3,826	7,061	7,370
Miscellaneous	29	28	62	60
Total Retail (a)	10,214	10,374	20,996	22,036

Wholesale (b)	412	429	735	963

Total KWhs	10,626	10,803	21,731	22,999

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	238	137	1,929	2,575
Normal - Heating (b)	184	186	2,103	2,067

Actual - Cooling (c)	308	350	309	350
Normal - Cooling (b)	289	287	292	290

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Net Income
(in millions)

Second Quarter of 2015	$47.7

Changes in Gross Margin:
Retail Margins	109.2
Off-system Sales	(7.1)
Transmission Revenues	(10.6)
Other Revenues	(4.5)
Total Change in Gross Margin	87.0

Changes in Expenses and Other:
Other Operation and Maintenance	(41.7)
Depreciation and Amortization	(2.6)
Taxes Other Than Income Taxes	(0.6)
Interest Income	(0.4)
Carrying Costs Income	(3.9)
Allowance for Equity Funds Used During Construction	(0.7)
Interest Expense	2.2
Total Change in Expenses and Other	(47.7)

Income Tax Expense	(12.4)

Second Quarter of 2016	$74.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $109 million primarily due to the following:

•
A $57 million increase in transmission and PJM revenues primarily due to the energy supplied as a result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision.

•
A $10 million increase in various riders such as Universal Service Fund (USF) and gridSMART®. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $6 million increase in revenues associated with the Distribution Investment Rider (DIR).

•	A $4 million increase in carrying charges due to the collection of carrying costs on deferred capacity charges beginning June 2015.

•	Margins from Off-system Sales decreased $7 million primarily due to losses from a power contract with OVEC.

•	Transmission Revenues decreased $11 million primarily due to the following:

•
A $23 million decrease in Network Integrated Transmission Service (NITS) revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

These decreases were partially offset by:

•	A $12 million increase due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

•	Other Revenues decreased $5 million primarily due to decreased pole attachment revenue due to a prior period favorable adjustment.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $42 million primarily due to the following:

•	A $29 million increase in recoverable PJM expenses.

•	An $8 million increase in recoverable gridSMART® expenses.

•
A $5 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	Depreciation and Amortization expenses increased $3 million primarily due to the following:

•
A $2 million increase in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015. This increase was offset by a corresponding increase in Retail Margins above.

•	A $2 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	A $2 million increase due to recoveries of transmission cost rider carrying costs. The increase was offset by a corresponding increase in Retail Margins above.
These increases were partially offset by:

•	A $4 million decrease in recoverable gridSMART® depreciation expenses.

•	Carrying Costs Income decreased $4 million due to the collection of carrying costs on deferred capacity charges beginning June 2015.

•	Income Tax Expense increased $12 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Net Income
(in millions)

Six Months Ended June 30, 2015	$113.1

Changes in Gross Margin:
Retail Margins	165.6
Off-system Sales	(15.6)
Transmission Revenues	(40.4)
Other Revenues	(2.4)
Total Change in Gross Margin	107.2

Changes in Expenses and Other:
Other Operation and Maintenance	(48.9)
Depreciation and Amortization	(4.7)
Taxes Other Than Income Taxes	(0.4)
Interest Income	(0.8)
Carrying Costs Income	(8.5)
Allowance for Equity Funds Used During Construction	(1.4)
Interest Expense	3.2
Total Change in Expenses and Other	(61.5)

Income Tax Expense	(14.0)

Six Months Ended June 30, 2016	$144.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $166 million primarily due to the following:

•
A $118 million increase in transmission and PJM revenues primarily due to the energy supplied as a result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision.

•	A $14 million increase in various riders such as USF and gridSMART®. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $12 million increase in revenues associated with the DIR.

•	A $9 million increase in carrying charges due to the collection of carrying costs on deferred capacity charges beginning June 2015.
These increases were partially offset by:

•
A $16 million decrease in revenues associated with the recovery of 2012 storm costs under the Storm Damage Recovery Rider which ended in April 2015. This decrease in Retail Margins is primarily offset by a decrease in Other Operation and Maintenance expenses below.

•	Margins from Off-system Sales decreased $16 million primarily due to losses from a power contract with OVEC.

•	Transmission Revenues decreased $40 million primarily due to the following:

•
A $54 million decrease in NITS revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

This decrease was partially offset by:

•	A $12 million increase due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

•	Other Revenues decreased $2 million primarily due to decreased pole attachment revenue due to a prior period favorable adjustment.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $49 million primarily due to the following:

•	A $43 million increase in recoverable PJM expenses.

•	A $16 million increase in recoverable gridSMART® expenses.

•
A $6 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	A $4 million increase in employee-related expenses.
These increases were partially offset by:

•	A $15 million decrease due to the completion of the amortization of 2012 deferred storm expenses in April 2015. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $6 million decrease due to a PUCO ordered contribution to the Ohio Growth Fund recorded in 2015.

•	Depreciation and Amortization expenses increased $5 million primarily due to the following:

•	A $7 million increase due to recoveries of transmission cost rider carrying costs. The increase was offset by a corresponding increase in Retail Margins above.

•
A $6 million increase in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015. This increase was offset by a corresponding increase in Retail Margins above.

•	A $4 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.
These increases were partially offset by:

•	A $6 million decrease in recoverable gridSMART® depreciation expenses.

•	A $2 million decrease due to a decrease in capitalized software.

•	A $2 million decrease in DIR recoveries.

•	Carrying Costs Income decreased $9 million due to the collection of carrying costs on deferred capacity charges beginning June 2015.

•	Interest Expense decreased $3 million primarily due to the maturity of a Senior Unsecured Note in June 2016.

•	Income Tax Expense increased $14 million primarily due to an increase in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Electricity, Transmission and Distribution	$728.1	$670.3	$1,484.8	$1,544.5
Sales to AEP Affiliates	1.4	33.2	6.2	75.3
Other Revenues	1.3	2.3	3.4	4.4
TOTAL REVENUES	730.8	705.8	1,494.4	1,624.2

EXPENSES
Purchased Electricity for Resale	147.8	116.4	312.7	258.5
Purchased Electricity from AEP Affiliates	36.4	146.2	85.5	416.8
Amortization of Generation Deferrals	51.8	35.4	106.9	66.8
Other Operation	173.8	129.8	341.7	276.6
Maintenance	31.9	34.2	65.6	81.8
Depreciation and Amortization	58.3	55.7	119.6	114.9
Taxes Other Than Income Taxes	92.2	91.6	189.8	189.4
TOTAL EXPENSES	592.2	609.3	1,221.8	1,404.8

OPERATING INCOME	138.6	96.5	272.6	219.4

Other Income (Expense):
Interest Income	0.8	1.2	2.3	3.1
Carrying Costs Income	1.2	5.1	3.1	11.6
Allowance for Equity Funds Used During Construction	1.7	2.4	3.4	4.8
Interest Expense	(29.1)	(31.3)	(60.5)	(63.7)

INCOME BEFORE INCOME TAX EXPENSE	113.2	73.9	220.9	175.2

Income Tax Expense	38.6	26.2	76.1	62.1

NET INCOME	$74.6	$47.7	$144.8	$113.1

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$74.6	$47.7	$144.8	$113.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.2) and $(0.2) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $(0.4) and $(0.4) for the Six Months Ended June 30, 2016 and 2015, Respectively	(0.4)	(0.4)	(0.8)	(0.7)

TOTAL COMPREHENSIVE INCOME	$74.2	$47.3	$144.0	$112.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$321.2	$838.8	$814.6	$5.6	$1,980.2

Common Stock Dividends			(87.5)		(87.5)
Net Income			113.1		113.1
Other Comprehensive Loss				(0.7)	(0.7)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2015	$321.2	$838.8	$840.2	$4.9	$2,005.1

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$321.2	$838.8	$822.3	$4.3	$1,986.6

Common Stock Dividends			(150.0)		(150.0)
Net Income			144.8		144.8
Other Comprehensive Loss				(0.8)	(0.8)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$321.2	$838.8	$817.1	$3.5	$1,980.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$6.3	$3.1
Restricted Cash for Securitized Funding	27.2	27.7
Advances to Affiliates	—	331.1
Accounts Receivable:
Customers	37.1	46.4
Affiliated Companies	53.2	64.3
Accrued Unbilled Revenues	12.9	1.4
Miscellaneous	0.7	0.4
Allowance for Uncollectible Accounts	(0.2)	(0.2)
Total Accounts Receivable	103.7	112.3
Materials and Supplies	52.6	61.5
Emission Allowances	16.5	24.6
Prepayments and Other Current Assets	18.6	12.9
TOTAL CURRENT ASSETS	224.9	573.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,286.8	2,235.6
Distribution	4,363.0	4,287.7
Other Property, Plant and Equipment	431.5	408.2
Construction Work in Progress	169.5	171.9
Total Property, Plant and Equipment	7,250.8	7,103.4
Accumulated Depreciation and Amortization	2,089.3	2,048.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,161.5	5,054.7

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	32.3	32.3
Regulatory Assets	1,004.3	1,113.0
Securitized Assets	73.9	85.9
Long-term Risk Management Assets	0.1	19.2
Deferred Charges and Other Noncurrent Assets	172.0	259.6
TOTAL OTHER NONCURRENT ASSETS	1,282.6	1,510.0

TOTAL ASSETS	$6,669.0	$7,137.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT LIABILITIES
Advances from Affiliates	$177.1	$—
Accounts Payable:
General	136.6	156.4
Affiliated Companies	93.8	88.7
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2016 and December 31, 2015 Amounts Include $45.6 and $45.9, Respectively, Related to Ohio Phase-in-Recovery Funding)	45.6	395.9
Risk Management Liabilities	5.7	3.6
Customer Deposits	63.7	65.4
Accrued Taxes	303.9	528.3
Accrued Interest	31.3	33.0
Other Current Liabilities	97.1	154.3
TOTAL CURRENT LIABILITIES	954.8	1,425.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (June 30, 2016 and December 31, 2015 Amounts Include $117.4 and $139.4, Respectively, Related to Ohio Phase-in-Recovery Funding)	1,740.4	1,761.8
Long-term Risk Management Liabilities	9.0	—
Deferred Income Taxes	1,407.5	1,383.2
Regulatory Liabilities and Deferred Investment Tax Credits	521.0	514.2
Employee Benefits and Pension Obligations	27.9	35.8
Deferred Credits and Other Noncurrent Liabilities	27.8	30.7
TOTAL NONCURRENT LIABILITIES	3,733.6	3,725.7

TOTAL LIABILITIES	4,688.4	5,151.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	817.1	822.3
Accumulated Other Comprehensive Income (Loss)	3.5	4.3
TOTAL COMMON SHAREHOLDER’S EQUITY	1,980.6	1,986.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,669.0	$7,137.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$144.8	$113.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	119.6	114.9
Amortization of Generation Deferrals	106.9	66.8
Deferred Income Taxes	20.6	15.5
Carrying Costs Income	(3.1)	(11.6)
Allowance for Equity Funds Used During Construction	(3.4)	(4.8)
Mark-to-Market of Risk Management Contracts	30.2	9.9
Pension Contributions to Qualified Plan Trust	(7.1)	(7.7)
Property Taxes	113.2	96.3
Purchased Electricity Over/Under-Recovery, Net	(21.1)	(22.9)
Deferral of Ohio Capacity Costs, Net	—	(30.7)
Change in Other Noncurrent Assets	(36.2)	22.9
Change in Other Noncurrent Liabilities	8.6	23.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	8.6	38.2
Materials and Supplies	(3.0)	(14.7)
Accounts Payable	(4.8)	(68.1)
Accrued Taxes, Net	(226.8)	(99.7)
Other Current Assets	(2.2)	(0.8)
Other Current Liabilities	(39.0)	(24.1)
Net Cash Flows from Operating Activities	205.8	216.0

INVESTING ACTIVITIES
Construction Expenditures	(193.2)	(236.0)
Change in Restricted Cash for Securitized Funding	0.5	—
Change in Advances to Affiliates, Net	331.1	124.7
Proceeds from Notes Receivable – Affiliated	—	86.0
Other Investing Activities	6.2	6.3
Net Cash Flows from (Used for) Investing Activities	144.6	(19.0)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	177.1	—
Retirement of Long-term Debt – Nonaffiliated	(372.8)	(108.2)
Principal Payments for Capital Lease Obligations	(2.0)	(1.9)
Dividends Paid on Common Stock	(150.0)	(87.5)
Other Financing Activities	0.5	1.1
Net Cash Flows Used for Financing Activities	(347.2)	(196.5)

Net Increase in Cash and Cash Equivalents	3.2	0.5
Cash and Cash Equivalents at Beginning of Period	3.1	2.9
Cash and Cash Equivalents at End of Period	$6.3	$3.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$60.0	$61.3
Net Cash Paid for Income Taxes	132.3	20.5
Noncash Acquisitions Under Capital Leases	1.7	1.7
Construction Expenditures Included in Current Liabilities as of June 30,	23.1	42.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	1,375	1,324	2,741	2,840
Commercial	1,317	1,329	2,472	2,460
Industrial	1,398	1,377	2,668	2,631
Miscellaneous	316	317	586	593
Total Retail	4,406	4,347	8,467	8,524

Wholesale	46	47	113	138

Total KWhs	4,452	4,394	8,580	8,662

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	4	10	782	1,176
Normal - Heating (b)	41	41	1,104	1,088

Actual - Cooling (c)	694	646	712	659
Normal - Cooling (b)	651	652	665	666

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Net Income
(in millions)

Second Quarter of 2015	$27.1

Changes in Gross Margin:
Retail Margins (a)	16.0
Other Revenues	0.1
Total Change in Gross Margin	16.1

Changes in Expenses and Other:
Other Operation and Maintenance	(5.2)
Depreciation and Amortization	(7.6)
Taxes Other Than Income Taxes	0.2
Interest Income	0.1
Allowance for Equity Funds Used During Construction	(0.8)
Interest Expense	(0.5)
Total Change in Expenses and Other	(13.8)

Income Tax Expense	(0.5)

Second Quarter of 2016	$28.9

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $16 million primarily due to the following:

•	An $11 million increase primarily related to interim base rate increases implemented in January 2016. This increase in retail margins has corresponding increases in other items below.

•	A $2 million increase in weather-related usage primarily due to a 7% increase in cooling degree days.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $5 million primarily due to the following:

•	A $6 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $3 million increase in distribution expenses primarily due to increased vegetation management expenses.
These increases were partially offset by:

•	A $4 million decrease in generation plant maintenance expenses.

•	Depreciation and Amortization expenses increased $8 million primarily due to the following:

•	A $9 million increase primarily related to interim rate increases.
This increase was partially offset by:

•	A $2 million decrease in amortization related to the gridSMART® Project.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Net Income
(in millions)

Six Months Ended June 30, 2015	$40.8

Changes in Gross Margin:
Retail Margins (a)	25.0
Off-system Sales	(0.1)
Other Revenues	1.0
Total Change in Gross Margin	25.9

Changes in Expenses and Other:
Other Operation and Maintenance	(7.9)
Depreciation and Amortization	(13.4)
Taxes Other Than Income Taxes	(0.2)
Interest Income	0.2
Allowance for Equity Funds Used During Construction	0.2
Interest Expense	(0.3)
Total Change in Expenses and Other	(21.4)

Income Tax Expense	(0.7)

Six Months Ended June 30, 2016	$44.6

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $25 million primarily due to the following:

•	A $25 million increase primarily related to interim base rate increases implemented in January 2016. This increase in retail margins has corresponding increases in other items below.
This increase was partially offset by:

•	A $3 million decrease in weather-related usage primarily due to a 34% decrease in heating degree days.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $8 million primarily due to the following:

•	A $7 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $3 million increase in general and administrative expenses.

•	A $2 million increase in distribution expenses primarily due to amortization of 2013 storm restoration expenses beginning in May 2015.
These increases were partially offset by:

•	A $3 million decrease in generation plant maintenance expenses.

•	Depreciation and Amortization expenses increased $13 million primarily due to the following:

•	A $16 million increase primarily related to interim rate increases.
This increase was partially offset by:

•	A $3 million decrease in amortization related to the gridSMART® Project.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$298.6	$317.6	$570.4	$622.3
Sales to AEP Affiliates	0.9	1.1	1.9	2.4
Other Revenues	0.7	0.8	2.2	1.6
TOTAL REVENUES	300.2	319.5	574.5	626.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	11.1	53.0	26.6	138.6
Purchased Electricity for Resale	91.2	85.1	184.5	150.6
Purchased Electricity from AEP Affiliates	0.4	—	0.4	—
Other Operation	67.9	61.0	130.8	121.8
Maintenance	24.2	25.9	46.0	47.1
Depreciation and Amortization	37.4	29.8	72.7	59.3
Taxes Other Than Income Taxes	9.0	9.2	18.7	18.5
TOTAL EXPENSES	241.2	264.0	479.7	535.9

OPERATING INCOME	59.0	55.5	94.8	90.4

Other Income (Expense):
Interest Income	0.1	—	0.3	0.1
Allowance for Equity Funds Used During Construction	1.5	2.3	3.8	3.6
Interest Expense	(15.3)	(14.8)	(29.7)	(29.4)

INCOME BEFORE INCOME TAX EXPENSE	45.3	43.0	69.2	64.7

Income Tax Expense	16.4	15.9	24.6	23.9

NET INCOME	$28.9	$27.1	$44.6	$40.8

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$28.9	$27.1	$44.6	$40.8

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2016 and 2015, Respectively	(0.2)	(0.2)	(0.4)	(0.4)

TOTAL COMPREHENSIVE INCOME	$28.7	$26.9	$44.2	$40.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$157.2	$364.0	$502.0	$5.0	$1,028.2

Net Income			40.8		40.8
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2015	$157.2	$364.0	$542.8	$4.6	$1,068.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$157.2	$364.0	$594.5	$4.2	$1,119.9

Net Income			44.6		44.6
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$157.2	$364.0	$639.1	$3.8	$1,164.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$3.3	$1.4
Advances to Affiliates	33.5	80.6
Accounts Receivable:
Customers	26.5	26.0
Affiliated Companies	27.1	20.8
Miscellaneous	4.6	3.3
Allowance for Uncollectible Accounts	(0.4)	(0.6)
Total Accounts Receivable	57.8	49.5
Fuel	22.7	17.6
Materials and Supplies	52.4	51.9
Risk Management Assets	1.2	0.6
Accrued Tax Benefits	30.3	37.3
Prepayments and Other Current Assets	7.8	6.5
TOTAL CURRENT ASSETS	209.0	245.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,509.5	1,302.6
Transmission	826.5	815.4
Distribution	2,259.0	2,206.7
Other Property, Plant and Equipment (December 31, 2015 Amount Includes 2016 Plant Retirement)	239.1	405.7
Construction Work in Progress	161.8	315.3
Total Property, Plant and Equipment	4,995.9	5,045.7
Accumulated Depreciation and Amortization	1,289.1	1,352.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,706.8	3,693.2

OTHER NONCURRENT ASSETS
Regulatory Assets	321.5	214.8
Employee Benefits and Pension Assets	15.7	10.6
Deferred Charges and Other Noncurrent Assets	25.9	6.4
TOTAL OTHER NONCURRENT ASSETS	363.1	231.8

TOTAL ASSETS	$4,278.9	$4,170.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)

	June 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Accounts Payable:
General	$101.3	$108.2
Affiliated Companies	62.2	51.5
Long-term Debt Due Within One Year – Nonaffiliated	125.4	275.4
Risk Management Liabilities	—	0.2
Customer Deposits	50.3	50.3
Accrued Taxes	38.2	23.6
Accrued Interest	14.5	15.1
Regulatory Liability for Over-Recovered Fuel Costs	42.6	76.1
Other Current Liabilities	62.4	64.4
TOTAL CURRENT LIABILITIES	496.9	664.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,161.0	1,010.7
Deferred Income Taxes	1,037.7	971.8
Regulatory Liabilities and Deferred Investment Tax Credits	340.0	335.1
Asset Retirement Obligations	48.8	39.9
Employee Benefits and Pension Obligations	14.1	14.5
Deferred Credits and Other Noncurrent Liabilities	16.3	13.7
TOTAL NONCURRENT LIABILITIES	2,617.9	2,385.7

TOTAL LIABILITIES	3,114.8	3,050.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	639.1	594.5
Accumulated Other Comprehensive Income (Loss)	3.8	4.2
TOTAL COMMON SHAREHOLDER’S EQUITY	1,164.1	1,119.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,278.9	$4,170.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$44.6	$40.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	72.7	59.3
Deferred Income Taxes	62.6	24.7
Allowance for Equity Funds Used During Construction	(3.8)	(3.6)
Mark-to-Market of Risk Management Contracts	(0.7)	(2.5)
Pension Contributions to Qualified Plan Trust	(5.6)	(5.8)
Property Taxes	(16.0)	(16.1)
Deferred Fuel Over/Under-Recovery, Net	(33.5)	51.6
Change in Other Noncurrent Assets	(14.2)	(14.3)
Change in Other Noncurrent Liabilities	(3.4)	4.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(3.8)	(6.0)
Fuel, Materials and Supplies	(5.6)	(0.5)
Accounts Payable	27.0	5.5
Accrued Taxes, Net	21.6	12.5
Other Current Assets	(1.1)	0.6
Other Current Liabilities	4.6	(3.6)
Net Cash Flows from Operating Activities	145.4	147.4

INVESTING ACTIVITIES
Construction Expenditures	(194.0)	(180.2)
Change in Advances to Affiliates, Net	47.1	(64.2)
Other Investing Activities	5.1	3.6
Net Cash Flows Used for Investing Activities	(141.8)	(240.8)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	248.8
Change in Advances from Affiliates, Net	—	(154.2)
Retirement of Long-term Debt – Nonaffiliated	(0.2)	(0.2)
Principal Payments for Capital Lease Obligations	(1.8)	(1.8)
Other Financing Activities	0.3	0.7
Net Cash Flows from (Used for) Financing Activities	(1.7)	93.3

Net Increase (Decrease) in Cash and Cash Equivalents	1.9	(0.1)
Cash and Cash Equivalents at Beginning of Period	1.4	1.4
Cash and Cash Equivalents at End of Period	$3.3	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$30.2	$25.4
Net Cash Paid (Received) for Income Taxes	(42.0)	4.2
Noncash Acquisitions Under Capital Leases	1.6	1.4
Construction Expenditures Included in Current Liabilities as of June 30,	24.3	30.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	1,379	1,342	2,774	3,048
Commercial	1,558	1,557	2,859	2,923
Industrial	1,328	1,414	2,576	2,660
Miscellaneous	21	22	41	41
Total Retail	4,286	4,335	8,250	8,672

Wholesale	1,796	1,850	3,730	4,632

Total KWhs	6,082	6,185	11,980	13,304

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	10	8	586	920
Normal - Heating (b)	26	26	746	732

Actual - Cooling (c)	732	762	775	778
Normal - Cooling (b)	735	734	767	767

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2016 Compared to Second Quarter of 2015

Reconciliation of Second Quarter of 2015 to Second Quarter of 2016
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Second Quarter of 2015	$58.5

Changes in Gross Margin:
Retail Margins (a)	(20.1)
Off-system Sales	(0.2)
Transmission Revenues	6.1
Other Revenues	(0.4)
Total Change in Gross Margin	(14.6)

Changes in Expenses and Other:
Other Operation and Maintenance	(8.0)
Depreciation and Amortization	(1.5)
Taxes Other Than Income Taxes	(0.1)
Interest Income	(1.2)
Allowance for Equity Funds Used During Construction	(3.9)
Interest Expense	0.5
Total Change in Expenses and Other	(14.2)

Income Tax Expense	13.5
Equity Earnings of Unconsolidated Subsidiary	0.1
Net Income Attributable to Noncontrolling Interest	(0.1)

Second Quarter of 2016	$43.2

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $20 million primarily due to the following:

•	A $22 million decrease in municipal and cooperative revenues primarily due to a true-up of formula rates in 2015.

•	A $9 million decrease due to fuel cost recovery adjustments in 2015.

•	A $3 million decrease in weather-related usage due to a 4% decrease in cooling degree days.
These decreases were partially offset by:

•	A $7 million increase due to revenue increases from rate riders primarily in Arkansas and Texas.

•	A $6 million increase due to higher weather-normalized margins.

•	Transmission Revenues increased $6 million primarily due to higher SPP margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $8 million primarily due to the following:

•	A $5 million increase in SPP transmission services.

•	A $2 million increase in general and administrative expenses.

•	Allowance for Equity Funds Used During Construction decreased $4 million primarily due to the completion of environmental projects.

•
Income Tax Expense decreased $14 million primarily due to a decrease in pretax book income and the recording of state income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Reconciliation of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Six Months Ended June 30, 2015	$104.2

Changes in Gross Margin:
Retail Margins (a)	(45.5)
Off-system Sales	(1.2)
Transmission Revenues	7.6
Other Revenues	(0.5)
Total Change in Gross Margin	(39.6)

Changes in Expenses and Other:
Other Operation and Maintenance	(23.2)
Depreciation and Amortization	(2.0)
Taxes Other Than Income Taxes	(0.3)
Interest Income	(1.2)
Allowance For Equity Funds Used During Construction	(1.7)
Interest Expense	2.8
Total Change in Expenses and Other	(25.6)

Income Tax Expense	27.3
Equity Earnings of Unconsolidated Subsidiary	0.5
Net Income Attributable to Noncontrolling Interest	(0.2)

Six Months Ended June 30, 2016	$66.6

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $46 million primarily due to the following:

•	A $25 million decrease in municipal and cooperative revenues primarily due to a true-up of formula rates in 2015.

•	A $22 million decrease due to fuel cost recovery adjustments in 2015.

•	A $17 million decrease in weather-related usage due to a 36% decrease in heating degree days.
These decreases were partially offset by:

•	A $9 million increase due to revenue increases from rate riders primarily in Arkansas and Texas.

•	A $9 million increase due to higher weather-normalized margins.

•	Transmission Revenues increased $8 million primarily due to higher SPP margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $23 million primarily due to the following:

•	A $9 million increase in general and administrative expenses.

•	A $7 million increase in generation plant expenses primarily due to planned maintenance.

•	A $6 million increase in SPP transmission services.

•
Income Tax Expense decreased $27 million primarily due to a decrease in pretax book income and the recording of state income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$418.2	$433.2	$793.6	$861.7
Sales to AEP Affiliates	8.3	4.5	11.4	7.2
Other Revenues	0.5	0.4	1.0	0.9
TOTAL REVENUES	427.0	438.1	806.0	869.8

EXPENSES
Fuel and Other Consumables Used for Electric Generation	122.6	125.4	244.5	283.1
Purchased Electricity for Resale	33.5	27.2	61.6	47.2
Other Operation	77.0	67.8	154.1	133.4
Maintenance	37.1	38.3	68.2	65.7
Depreciation and Amortization	49.4	47.9	96.9	94.9
Taxes Other Than Income Taxes	21.5	21.4	43.4	43.1
TOTAL EXPENSES	341.1	328.0	668.7	667.4

OPERATING INCOME	85.9	110.1	137.3	202.4

Other Income (Expense):
Interest Income	—	1.2	—	1.2
Allowance for Equity Funds Used During Construction	2.0	5.9	9.4	11.1
Interest Expense	(31.5)	(32.0)	(59.4)	(62.2)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	56.4	85.2	87.3	152.5

Income Tax Expense	13.3	26.8	20.7	48.0
Equity Earnings of Unconsolidated Subsidiary	1.2	1.1	2.2	1.7

NET INCOME	44.3	59.5	68.8	106.2

Net Income Attributable to Noncontrolling Interest	1.1	1.0	2.2	2.0

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$43.2	$58.5	$66.6	$104.2

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$44.3	$59.5	$68.8	$106.2

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.3 and $0.3 for the Three Months Ended June 30, 2016 and 2015, Respectively, and $0.5 and $0.6 for the Six Months Ended June 30, 2016 and 2015, Respectively	0.4	0.5	0.9	1.1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.2) for the Three Months Ended June 30, 2016 and 2015, Respectively, and $(0.2) and $(0.3) for the Six Months Ended June 30, 2016 and 2015, Respectively	(0.2)	(0.2)	(0.4)	(0.5)

TOTAL OTHER COMPREHENSIVE INCOME	0.2	0.3	0.5	0.6

TOTAL COMPREHENSIVE INCOME	44.5	59.8	69.3	106.8

Total Comprehensive Income Attributable to Noncontrolling Interest	1.1	1.0	2.2	2.0

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$43.4	$58.8	$67.1	$104.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY - DECEMBER 31, 2014	$135.7	$674.6	$1,294.0	$(7.5)	$0.4	$2,097.2

Common Stock Dividends			(60.0)			(60.0)
Common Stock Dividends – Nonaffiliated					(2.1)	(2.1)
Net Income			104.2		2.0	106.2
Other Comprehensive Income				0.6		0.6
TOTAL EQUITY - JUNE 30, 2015	$135.7	$674.6	$1,338.2	$(6.9)	$0.3	$2,141.9

TOTAL EQUITY - DECEMBER 31, 2015	$135.7	$676.6	$1,366.3	$(9.4)	$0.5	$2,169.7

Common Stock Dividends			(60.0)			(60.0)
Common Stock Dividends – Nonaffiliated					(2.3)	(2.3)
Net Income			66.6		2.2	68.8
Other Comprehensive Income				0.5		0.5
TOTAL EQUITY - JUNE 30, 2016	$135.7	$676.6	$1,372.9	$(8.9)	$0.4	$2,176.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents (June 30, 2016 and December 31, 2015 Amounts Include $10.8 and $3.7, Respectively, Related to Sabine)	$14.0	$5.2
Advances to Affiliates	2.0	2.0
Accounts Receivable:
Customers	39.9	40.2
Affiliated Companies	31.2	22.0
Miscellaneous	20.3	27.1
Allowance for Uncollectible Accounts	(1.0)	(0.9)
Total Accounts Receivable	90.4	88.4
Fuel (June 30, 2016 and December 31, 2015 Amounts Include $32.9 and $40.4, Respectively, Related to Sabine)	126.3	142.1
Materials and Supplies	70.5	71.5
Risk Management Assets	1.4	0.8
Accrued Tax Benefits	25.3	—
Regulatory Asset for Under-Recovered Fuel Costs	—	4.1
Prepayments and Other Current Assets	24.9	21.2
TOTAL CURRENT ASSETS	354.8	335.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,573.2	3,943.5
Transmission	1,477.4	1,387.8
Distribution	1,976.5	1,957.3
Other Property, Plant and Equipment (December 31, 2015 Amount Includes 2016 Plant Retirement) (June 30, 2016 and December 31, 2015 Amounts Include $301.6 and $297.7, Respectively, Related to Sabine)	720.1	883.5
Construction Work in Progress	168.4	751.3
Total Property, Plant and Equipment	8,915.6	8,923.4
Accumulated Depreciation and Amortization (June 30, 2016 and December 31, 2015 Amounts Include $164.8 and $157.3, Respectively, Related to Sabine)	2,549.0	2,602.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,366.6	6,321.1

OTHER NONCURRENT ASSETS
Regulatory Assets	502.6	415.8
Deferred Charges and Other Noncurrent Assets	116.1	75.8
TOTAL OTHER NONCURRENT ASSETS	618.7	491.6

TOTAL ASSETS	$7,340.1	$7,148.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)

	June 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$155.1	$58.3
Accounts Payable:
General	136.1	150.4
Affiliated Companies	75.5	78.8
Long-term Debt Due Within One Year – Nonaffiliated	253.3	3.3
Risk Management Liabilities	2.3	3.1
Customer Deposits	61.9	61.4
Accrued Taxes	76.1	58.3
Accrued Interest	42.4	43.0
Obligations Under Capital Leases	23.3	21.9
Other Current Liabilities	90.1	110.7
TOTAL CURRENT LIABILITIES	916.1	589.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,019.5	2,270.2
Long-term Risk Management Liabilities	0.4	2.1
Deferred Income Taxes	1,513.0	1,399.8
Regulatory Liabilities and Deferred Investment Tax Credits	450.5	448.8
Asset Retirement Obligations	127.2	117.5
Employee Benefits and Pension Obligations	26.7	25.8
Obligations Under Capital Leases	71.1	75.6
Deferred Credits and Other Noncurrent Liabilities	38.9	49.3
TOTAL NONCURRENT LIABILITIES	4,247.3	4,389.1

TOTAL LIABILITIES	5,163.4	4,978.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,372.9	1,366.3
Accumulated Other Comprehensive Income (Loss)	(8.9)	(9.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,176.3	2,169.2

Noncontrolling Interest	0.4	0.5

TOTAL EQUITY	2,176.7	2,169.7

TOTAL LIABILITIES AND EQUITY	$7,340.1	$7,148.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$68.8	$106.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	96.9	94.9
Deferred Income Taxes	96.6	31.5
Allowance for Equity Funds Used During Construction	(9.4)	(11.1)
Mark-to-Market of Risk Management Contracts	(3.2)	(0.6)
Pension Contributions to Qualified Plan Trust	(8.3)	(8.1)
Property Taxes	(27.4)	(26.1)
Deferred Fuel Over/Under-Recovery, Net	5.4	4.9
Change in Other Noncurrent Assets	11.8	(5.0)
Change in Other Noncurrent Liabilities	(11.0)	0.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	2.5	(14.7)
Fuel, Materials and Supplies	16.8	12.1
Accounts Payable	(1.0)	(3.2)
Accrued Taxes, Net	(7.5)	36.6
Other Current Assets	(2.7)	1.4
Other Current Liabilities	(21.2)	(40.6)
Net Cash Flows from Operating Activities	207.1	178.3

INVESTING ACTIVITIES
Construction Expenditures	(220.7)	(268.4)
Change in Advances to Affiliates, Net	—	(138.7)
Other Investing Activities	(2.2)	2.1
Net Cash Flows Used for Investing Activities	(222.9)	(405.0)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	445.9
Change in Advances from Affiliates, Net	96.8	—
Retirement of Long-term Debt – Nonaffiliated	(1.6)	(155.1)
Principal Payments for Capital Lease Obligations	(9.3)	(9.1)
Dividends Paid on Common Stock	(60.0)	(60.0)
Dividends Paid on Common Stock – Nonaffiliated	(2.3)	(2.1)
Other Financing Activities	1.0	0.7
Net Cash Flows from Financing Activities	24.6	220.3

Net Increase (Decrease) in Cash and Cash Equivalents	8.8	(6.4)
Cash and Cash Equivalents at Beginning of Period	5.2	14.4
Cash and Cash Equivalents at End of Period	$14.0	$8.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$57.5	$55.8
Net Cash Paid (Received) for Income Taxes	(29.4)	9.6
Noncash Acquisitions Under Capital Leases	5.3	1.2
Construction Expenditures Included in Current Liabilities as of June 30,	68.9	73.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 109.

INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANTS

The condensed notes to condensed financial statements are a combined presentation for the Registrants. The following list indicates Registrants to which the notes apply. Specific disclosures within each note apply to all Registrants unless indicated otherwise:

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and six months ended June 30, 2016 is not necessarily indicative of results that may be expected for the year ending December 31, 2016.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2015 financial statements and notes thereto, which are included in the Registrant’s Annual Reports on Form 10-K as filed with the SEC on February 23, 2016.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended June 30,
	2016		2015
	(in millions, except per share data)
		$/share		$/share
Income from Continuing Operations	$506.4		$431.4
Less: Net Income Attributable to Noncontrolling Interests	1.8		1.3
Earnings Attributable to AEP Common Shareholders from Continuing Operations	$504.6		$430.1

Weighted Average Number of Basic Shares Outstanding	491.5	$1.03	490.2	$0.88
Weighted Average Dilutive Effect of Restricted Stock Units	0.1	—	0.3	—
Weighted Average Number of Diluted Shares Outstanding	491.6	$1.03	490.5	$0.88

	Six Months Ended June 30,
	2016		2015
	(in millions, except per share data)
		$/share		$/share
Income from Continuing Operations	$1,009.5		$1,051.6
Less: Net Income Attributable to Noncontrolling Interests	3.7		2.8
Earnings Attributable to AEP Common Shareholders from Continuing Operations	$1,005.8		$1,048.8

Weighted Average Number of Basic Shares Outstanding	491.3	$2.05	489.9	$2.14
Weighted Average Dilutive Effect of Restricted Stock Units	0.2	—	0.3	—
Weighted Average Number of Diluted Shares Outstanding	491.5	$2.05	490.2	$2.14

There were no antidilutive shares outstanding as of June 30, 2016 and 2015.

2. NEW ACCOUNTING PRONOUNCEMENTS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Upon issuance of final pronouncements, management reviews the new accounting literature to determine its relevance, if any, to the Registrants’ business. The following final pronouncements will impact the financial statements.

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

The FASB deferred implementation of ASU 2014-09 under the terms in ASU 2015-14, “Revenue from Contracts with Customers (Topic: 606): Deferral of the Effective Date.” The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. As applicable, this standard may change the amount of revenue recognized on the statements of income in each reporting period. Management is analyzing the impact of this new standard and the related ASUs that clarify guidance in the standard. At this time, management cannot estimate the impact of adoption on revenue or net income. Management plans to adopt ASU 2014-09 effective January 1, 2018.

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

ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13 requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-13 effective January 1, 2020.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants unless indicated otherwise.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the three and six months ended June 30, 2016 and 2015.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 for additional details.

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$(12.9)	$(16.9)	$7.7	$(111.7)	$(133.8)
Change in Fair Value Recognized in AOCI	17.1	—	0.6	—	17.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(6.7)	—	—	—	(6.7)
Purchased Electricity for Resale	3.2	—	—	—	3.2
Interest Expense	—	0.6	—	—	0.6
Amortization of Prior Service Cost (Credit)	—	—	—	(4.9)	(4.9)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.1	5.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	(3.5)	0.6	—	0.2	(2.7)
Income Tax (Expense) Credit	(1.2)	0.2	—	0.1	(0.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(2.3)	0.4	—	0.1	(1.8)
Net Current Period Other Comprehensive Income (Loss)	14.8	0.4	0.6	0.1	15.9
Balance in AOCI as of June 30, 2016	$1.9	$(16.5)	$8.3	$(111.6)	$(117.9)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2015	$(5.5)	$(18.4)	$8.2	$(87.8)	$(103.5)
Change in Fair Value Recognized in AOCI	(1.5)	0.7	(0.2)	—	(1.0)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(4.0)	—	—	—	(4.0)
Purchased Electricity for Resale	6.8	—	—	—	6.8
Interest Expense	—	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	—	(5.0)	(5.0)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.4	5.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	2.8	—	—	0.4	3.2
Income Tax (Expense) Credit	1.0	—	—	0.2	1.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.8	—	—	0.2	2.0
Net Current Period Other Comprehensive Income (Loss)	0.3	0.7	(0.2)	0.2	1.0
Balance in AOCI as of June 30, 2015	$(5.2)	$(17.7)	$8.0	$(87.6)	$(102.5)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(5.2)	$(17.2)	$7.1	$(111.8)	$(127.1)
Change in Fair Value Recognized in AOCI	9.0	—	1.2	—	10.2
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(15.3)	—	—	—	(15.3)
Purchased Electricity for Resale	12.4	—	—	—	12.4
Interest Expense	—	1.1	—	—	1.1
Amortization of Prior Service Cost (Credit)	—	—	—	(9.8)	(9.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	10.2	10.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	(2.9)	1.1	—	0.4	(1.4)
Income Tax (Expense) Credit	(1.0)	0.4	—	0.2	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1.9)	0.7	—	0.2	(1.0)
Net Current Period Other Comprehensive Income (Loss)	7.1	0.7	1.2	0.2	9.2
Balance in AOCI as of June 30, 2016	$1.9	$(16.5)	$8.3	$(111.6)	$(117.9)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$1.6	$(19.1)	$7.7	$(93.3)	$(103.1)
Change in Fair Value Recognized in AOCI	1.3	0.6	0.3	—	2.2
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(16.8)	—	—	—	(16.8)
Purchased Electricity for Resale	6.1	—	—	—	6.1
Interest Expense	—	1.2	—	—	1.2
Amortization of Prior Service Cost (Credit)	—	—	—	(9.8)	(9.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	10.7	10.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	(10.7)	1.2	—	0.9	(8.6)
Income Tax (Expense) Credit	(2.6)	0.4	—	0.3	(1.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(8.1)	0.8	—	0.6	(6.7)
Net Current Period Other Comprehensive Income (Loss)	(6.8)	1.4	0.3	0.6	(4.5)
Pension and OPEB Adjustment Related to Mitchell Plant	—	—	—	5.1	5.1
Balance in AOCI as of June 30, 2015	$(5.2)	$(17.7)	$8.0	$(87.6)	$(102.5)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$3.4	$(6.7)	$(3.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains)/Losses	—	0.8	0.8
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.6)	(0.9)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.4)	(0.6)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(0.4)	(0.6)
Balance in AOCI as of June 30, 2016	$3.2	$(7.1)	$(3.9)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2015	$4.0	$0.7	$4.7
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	—	—	—
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains)/Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	—	(0.7)	(0.7)
Income Tax (Expense) Credit	—	(0.2)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	—	(0.5)	(0.5)
Net Current Period Other Comprehensive Income (Loss)	—	(0.5)	(0.5)
Balance in AOCI as of June 30, 2015	$4.0	$0.2	$4.2

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$3.6	$(6.4)	$(2.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)	—	(0.6)
Amortization of Prior Service Cost (Credit)	—	(2.6)	(2.6)
Amortization of Actuarial (Gains)/Losses	—	1.5	1.5
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)	(1.1)	(1.7)
Income Tax (Expense) Credit	(0.2)	(0.4)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)	(0.7)	(1.1)
Net Current Period Other Comprehensive Income (Loss)	(0.4)	(0.7)	(1.1)
Balance in AOCI as of June 30, 2016	$3.2	$(7.1)	$(3.9)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$3.9	$1.1	$5.0
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.2	—	0.2
Amortization of Prior Service Cost (Credit)	—	(2.6)	(2.6)
Amortization of Actuarial (Gains)/Losses	—	1.2	1.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.2	(1.4)	(1.2)
Income Tax (Expense) Credit	0.1	(0.5)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.1	(0.9)	(0.8)
Net Current Period Other Comprehensive Income (Loss)	0.1	(0.9)	(0.8)
Balance in AOCI as of June 30, 2015	$4.0	$0.2	$4.2

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$(12.9)	$(3.4)	$(16.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of June 30, 2016	$(12.6)	$(3.4)	$(16.0)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2015	$(14.1)	$0.1	$(14.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.4	—	0.4
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.2	—	0.2
Net Current Period Other Comprehensive Income (Loss)	0.2	—	0.2
Balance in AOCI as of June 30, 2015	$(13.9)	$0.1	$(13.8)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(13.3)	$(3.4)	$(16.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.0	—	1.0
Income Tax (Expense) Credit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	—	0.7
Net Current Period Other Comprehensive Income (Loss)	0.7	—	0.7
Balance in AOCI as of June 30, 2016	$(12.6)	$(3.4)	$(16.0)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$(14.4)	$0.1	$(14.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.8	—	0.8
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.8	—	0.8
Income Tax (Expense) Credit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.5	—	0.5
Net Current Period Other Comprehensive Income (Loss)	0.5	—	0.5
Balance in AOCI as of June 30, 2015	$(13.9)	$0.1	$(13.8)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of March 31, 2016	$3.9
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Loss	(0.4)
Balance in AOCI as of June 30, 2016	$3.5

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of March 31, 2015	$5.3
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Loss	(0.4)
Balance in AOCI as of June 30, 2015	$4.9

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2015	$4.3
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(1.1)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.1)
Income Tax (Expense) Credit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.8)
Net Current Period Other Comprehensive Loss	(0.8)
Balance in AOCI as of June 30, 2016	$3.5

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2014	$5.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(1.1)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.1)
Income Tax (Expense) Credit	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.7)
Net Current Period Other Comprehensive Loss	(0.7)
Balance in AOCI as of June 30, 2015	$4.9

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of March 31, 2016	$4.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of June 30, 2016	$3.8

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of March 31, 2015	$4.8
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of June 30, 2015	$4.6

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2015	$4.2
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Loss	(0.4)
Balance in AOCI as of June 30, 2016	$3.8

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2014	$5.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Loss	(0.4)
Balance in AOCI as of June 30, 2015	$4.6

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$(8.6)	$(0.5)	$(9.1)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.6	—	0.6
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.6	(0.3)	0.3
Income Tax (Expense) Credit	0.2	(0.1)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	(0.2)	0.2
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.2)	0.2
Balance in AOCI as of June 30, 2016	$(8.2)	$(0.7)	$(8.9)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2015	$(10.5)	$3.3	$(7.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.8	—	0.8
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.8	(0.3)	0.5
Income Tax (Expense) Credit	0.3	(0.1)	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.5	(0.2)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.5	(0.2)	0.3
Balance in AOCI as of June 30, 2015	$(10.0)	$3.1	$(6.9)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(9.1)	$(0.3)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.3	—	1.3
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.3	(0.6)	0.7
Income Tax (Expense) Credit	0.4	(0.2)	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.9	(0.4)	0.5
Net Current Period Other Comprehensive Income (Loss)	0.9	(0.4)	0.5
Balance in AOCI as of June 30, 2016	$(8.2)	$(0.7)	$(8.9)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$(11.1)	$3.6	$(7.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.7	—	1.7
Amortization of Prior Service Cost (Credit)	—	(0.9)	(0.9)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.7	(0.7)	1.0
Income Tax (Expense) Credit	0.6	(0.2)	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.1	(0.5)	0.6
Net Current Period Other Comprehensive Income (Loss)	1.1	(0.5)	0.6
Balance in AOCI as of June 30, 2015	$(10.0)	$3.1	$(6.9)

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

Regulatory Assets Pending Final Regulatory Approval

	AEP
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$161.9	$—
Storm Related Costs	24.5	24.2
Plant Retirement Costs - Materials and Supplies	20.8	20.9
Other Regulatory Assets Pending Final Regulatory Approval	1.1	—
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	56.7	59.8
Storm Related Costs	24.3	18.2
Peak Demand Reduction/Energy Efficiency	0.6	13.1
Cook Plant Turbine	11.2	9.7
Other Regulatory Assets Pending Final Regulatory Approval	29.9	22.0
Total Regulatory Assets Pending Final Regulatory Approval	$331.0	$167.9

	APCo
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$9.2	$9.3
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	29.6	32.7
Peak Demand Reduction/Energy Efficiency - Virginia	—	12.7
Amos Plant Transfer Costs - West Virginia	—	2.0
Other Regulatory Assets Pending Final Regulatory Approval	0.6	0.6
Total Regulatory Assets Pending Final Regulatory Approval	$39.4	$57.3

	I&M
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$11.6	$11.6
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs - Indiana	27.1	27.1
Cook Plant Turbine	11.2	9.7
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	6.2	4.2
Rockport Dry Sorbent Injection System - Indiana	4.5	2.8
Stranded Costs on Retired Plant	3.9	3.9
Other Regulatory Assets Pending Final Regulatory Approval	0.4	—
Total Regulatory Assets Pending Final Regulatory Approval	$64.9	$59.3

	OPCo
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
gridSMART® Costs	$3.0	$1.3
OVEC Purchased Power	2.5	—
Total Regulatory Assets Pending Final Regulatory Approval	$5.5	$1.3

	PSO
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$86.5	$—
Plant Retirement Costs - Asset Retirement Obligation Costs	0.5	—
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	18.0	12.3
Other Regulatory Assets Pending Final Regulatory Approval	1.4	1.1
Total Regulatory Assets Pending Final Regulatory Approval	$106.4	$13.4

	SWEPCo
	June 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$75.4	$—
Plant Retirement Costs - Asset Retirement Obligation Costs	0.5	—
Regulatory Assets Currently Not Earning a Return
Shipe Road Transmission Project - FERC	3.1	3.1
Asset Retirement Obligation - Arkansas, Louisiana	2.2	1.7
Other Regulatory Assets Pending Final Regulatory Approval	1.6	1.1
Total Regulatory Assets Pending Final Regulatory Approval	$82.8	$5.9

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

2016 West Virginia Expanded Net Energy Cost Filing

In March 2016, APCo and WPCo filed their combined annual ENEC filing with the WVPSC requesting an increase in ENEC rates of $108 million ($86 million related to APCo) to be effective July 2016. The increase primarily relates to recovery of the December 2015 under-recovered ENEC deferral balance and the recovery of costs associated with the continuation and expansion of certain transmission and generation construction projects.

In June 2016, APCo, WPCo and intervenors filed a settlement agreement with the WVPSC. The proposed settlement included $38 million ($30 million related to APCo) of additional ENEC revenues and $17 million ($14 million related to APCo) in construction surcharges annually for two years, effective July 2016. Additionally, APCo and WPCo agreed that a general rate case will not be filed before April 2018. In June 2016, the WVPSC approved the settlement agreement.

West Virginia Deferred Base Rate Increase

In May 2015, the WVPSC issued an order on APCo and WPCo’s combined base rate case. The order included a delayed billing of $25 million ($22 million related to APCo) of the annual base rate increase to residential customers until July 2016. The order provided for carrying charges based upon a weighted average cost of capital (WACC) rate for the $25 million annual delayed billing through June 2016. In February 2016, APCo and WPCo filed a petition with the WVPSC to implement recovery of the unrecognized delayed billing totaling $29 million ($26 million related to APCo), which included carrying charges through June 2016. Recovery of the delayed billing was requested over two years, beginning July 2016, with the unpaid principal subject to carrying charges.

In June 2016, the WVPSC issued an order that approved recovery of the total deferred billing, including carrying charges through June 2018, totaling $29 million ($27 million related to APCo). Recovery was approved over two years, effective July 2016. Additionally, at the end of the two-year amortization, any over/under-recovery of the delay billing will be included in the annual ENEC filing. The WVPSC also approved implementation of the prospective $25 million base rate increase effective July 2016.

2015 Virginia Regulatory Asset Proceeding

In 2015, the Virginia SCC initiated a proceeding to address the proper treatment of APCo’s authorized regulatory assets. Briefs related to this proceeding were filed by various parties. The Virginia SCC has no statutory deadline to issue its decision in this proceeding. As of June 30, 2016, APCo’s authorized regulatory assets under review in this proceeding were $7 million. If any of these costs, or any additional costs that may be subject to review, are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In February 2016, certain APCo industrial customers filed a petition with the Virginia SCC requesting the issuance of a declaratory order that finds the amendments to Virginia law suspending biennial reviews unconstitutional and, accordingly, directs APCo to make biennial review filings beginning in 2016. In February 2016, APCo filed a motion to stay the Virginia SCC’s consideration of the petition due to a pending appeal at the Supreme Court of Virginia by industrial customers of a non-related utility regarding the constitutionality of the amendments. In May 2016, these industrial customers withdrew their appeal at the Supreme Court of Virginia. In July 2016, the Virginia SCC issued an order that denied the petition filed by the APCo industrial customers. Also in July 2016, these APCo industrial customers filed with the Virginia SCC a Notice of Appeal of the order to the Supreme Court of Virginia.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

Parent has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. As of June 30, 2016, AEP’s share of ETT’s cumulative revenues, subject to review, is estimated to be $505 million based upon interim rate increases received from 2009 through 2015. In November 2015, the PUCT ordered ETT to file a base rate case by February 2017. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses that are reasonably possible of occurring. A refund of interim transmission rates could reduce future net income and cash flows and impact financial condition.

KGPCo Rate Matters (Applies to AEP)

Kingsport Base Rate Case

In January 2016, KGPCo filed a request with the TRA to increase base rates by $12 million annually based upon a proposed return on common equity of 10.66%. In June 2016, intervenor testimony was filed at the TRA. Intervenor testimony recommended a $7 million annual increase in base rates with an 8.8% return on common equity. A hearing at the TRA is scheduled for August 2016. If KGPCo does not recover its costs, it could reduce future net income and cash flows and impact financial condition.

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

In May 2016, OPCo filed a proposed increase to the PIRR rates with the PUCO, in accordance with the June 2015 Supreme Court of Ohio ruling. The proposed increase to PIRR rates included $146 million in additional carrying charges and $40 million in additional under-recovered fuel costs resulting from a decrease in customer demand. OPCo requested the proposed increase be effective July 2016 through December 2018. In June 2016, the PUCO issued an order that approved OPCo’s proposed increase to the PIRR rates.

June 2012 – May 2015 ESP Including Capacity Charge

In August 2012, the PUCO issued an order which adopted and modified a new ESP that established base generation rates through May 2015. In 2013, this ruling was generally upheld in PUCO rehearing orders.

In July 2012, the PUCO issued an order in a separate capacity proceeding requiring OPCo to charge CRES providers the RPM price and authorized OPCo to defer a portion of its incurred capacity costs not recovered from CRES providers up to $188.88/MW day.  The OPCo RPM price collected from CRES providers, which included reserve margins, was approximately $34/MW day through May 2014 and $150/MW day from June 2014 through May 2015. In April 2016, the Supreme Court of Ohio issued two opinions related to the deferral of OPCo’s capacity charges. In one of the opinions, the Supreme Court of Ohio ruled that the PUCO must reconsider an energy credit that was used to determine OPCo’s authorized capacity deferral threshold of $188.88/MW day during the August 2012 through May 2015 period. The PUCO reduced OPCo’s authorized capacity deferral threshold to $188.88/MW day largely due to an offset for an energy credit of $147.41/MW day. The Supreme Court of Ohio directed the PUCO to substantively address OPCo’s arguments that the $147.41/MW day credit was overstated by approximately$100/MW day due to various inaccuracies affecting input data and assumptions.

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April 2015, the PUCO issued an order that modified and approved OPCo’s July 2014 application to collect the unrecovered portion of the deferred capacity costs. The order included approval to continue the collection of deferred capacity costs at a rate of $4.00/MWh beginning June 1, 2015 for approximately 32 months, with carrying costs at a long-term cost of debt rate. Additionally, the order stated that an audit will be conducted of the May 31, 2015 capacity deferral balance. As of June 30, 2016, OPCo’s net deferred capacity costs balance of $285 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet. In April 2016, the second Supreme Court of Ohio opinion rejected a portion of OPCo’s RSR revenues collected during the period September 2012 through May 2015 and directed the PUCO to reduce OPCo’s deferred capacity costs by these previously collected RSR revenues. The Supreme Court of Ohio was not able to determine the amount of the reduction to OPCo’s deferred capacity costs and remanded the issue to the PUCO to determine the appropriate reduction. As directed by the PUCO, in May 2016, OPCo submitted revised RSR tariffs that reflect the RSR being collected subject to refund.

In April 2016, the Supreme Court of Ohio also ruled favorably on OPCo’s cross-appeal regarding a previously PUCO-imposed SEET threshold under the ESP and remanded this issue to the PUCO. See “Significantly Excessive Earnings Test Filings” section below.

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

In June 2016, OPCo filed a request with the PUCO that requested a consolidated procedural schedule to resolve interrelated proceedings including (a) OPCo’s deferral of capacity costs for the period August 2012 through May 2015, (b) the implementation of OPCo’s RSR and (c) the concerns related to the recovery of fixed fuel costs through both the FAC and the approved capacity charges. As part of the filing, OPCo requested that its net deferred capacity costs balance as of May 31, 2015 increase by $157 million, including carrying charges through September 2016. This net increase consists of a $327 million decrease due to the non-deferral portion of the RSR collections and an increase of $484 million for the correction of the energy credit. Recovery of the $157 million was requested to be effective October 2016 through December 2018. Additionally, OPCo filed testimony supporting the position that double recovery of fixed fuel costs could not have occurred because OPCo was unable to fully recover its capacity costs, which included fixed fuel costs, even with a corrected energy credit.

Due to the interrelated nature of these two Supreme Court of Ohio opinions that directly relate to OPCo’s deferred capacity costs, management believes that the PUCO will rule upon these issues together. Further, management believes that the net impact of these issues will not result in a material future reduction of OPCo’s net income.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. The proposal also included a PPA rider that would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based PPA. The PPA would initially be based upon the OVEC contractual entitlement and could, upon further approval, be expanded to include other contracts involving other Ohio legacy generation assets.

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

In May 2015, OPCo filed an amended PPA application that (a) included OPCo’s OVEC contractual entitlement (OVEC PPA), (b) addressed the PPA requirements set forth in the PUCO’s February 2015 order and (c) included the 2,671 MW to be available for capacity, energy and ancillary services, produced by AGR over the lives of the respective generating units (Affiliate PPA).

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is effective April 2016 through May 2024, with quarterly PPA rider reconciliations to actual PPA costs compared to PJM market revenues, subject to audit and review by the PUCO. The stipulation agreement, as approved, included:

(a)	an Affiliate PPA between OPCo and AGR to be included in the PPA rider,

(b)	OPCo’s OVEC PPA to be included in the PPA rider,

(c)	potential additional contingent customer credits of up to $100 million to be included in the PPA rider over the final four years of the PPA rider,

(d)	a temporary customer-specific rate impact cap of 5% through May 2018,

(e)	an agreement to retire, refuel or repower to 100% natural gas, Conesville Plant, Units 5 and 6 and Cardinal Plant, Unit 1 by 2029 and 2030, respectively,

(f)	a directive that OPCo will not seek recovery from customers for any costs associated with the retirement, refueling, co-firing or repowering of PPA units,

(g)	the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider,

(h)	the right for the PUCO to exclude costs associated with a forced outage lasting longer than 90 days and

(i)	the right for the PUCO to re-evaluate or modify the PPA rider if there is a change to PJM’s tariffs or rules that prohibits a PPA unit from being bid into PJM auctions.

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

In March 2016, a group of merchant generation owners filed a complaint at the FERC against PJM seeking revisions to the Minimum Offer Price Rule (MOPR) in PJM’s tariff. Although the complaint requested the FERC act in advance of the May 2016 Base Residual Auction for the 2019/2020 delivery year, the complaint is still pending without a decision from the FERC. If approved as proposed, the revised MOPR could affect future bidding behavior for units with cost recovery mechanisms.

In April 2016, the FERC issued an order granting a January 2016 complaint filed against AGR and OPCo.  The FERC order rescinded the waivers of the FERC’s affiliate rules as to the Affiliate PPA between AGR and OPCo.  As a result, AGR and OPCo cannot implement the Affiliate PPA without the FERC review, in accordance with FERC’s rules governing affiliate transactions.  As a result of the April 2016 FERC order, management does not intend to pursue the Affiliate PPA.

In May 2016, OPCo filed an application for rehearing with the PUCO related to certain aspects of the March 2016 PUCO order. The application included a proposed OVEC-only PPA Rider that included an option for the rider to be bypassable. The proposed OVEC-only PPA Rider included (a) the elimination of the PUCO-imposed customer-specific rate impact cap of 5% through May 2018, (b) modifications to proportionately decrease the amount of the potential customer credits and (c) the inclusion of PJM capacity performance penalties within the PPA rider. Also in May 2016, intervenors filed applications for rehearing with the PUCO opposing the modified and approved stipulation agreement.

Management seeks to maintain, subject to requested modifications, the commitments approved as part of the original PPA order despite the fact that the proposed Affiliate PPA is no longer included following the FERC’s order rescinding the waiver of affiliate rules. OPCo has the option to exercise its right to withdraw from the PPA stipulation at any time.

Consistent with the terms of the modified and approved stipulation agreement, in May 2016, OPCo filed an amended ESP that proposed to extend the ESP through May 2024. The amended ESP included (a) an extension of the PPA rider, which includes only OPCo’s entitlements to its ownership percentage of OVEC, (b) a proposed 10.41% return on common equity, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s DIR and (e) the addition of various new riders, including a Generation Resource Rider.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

Significantly Excessive Earnings Test Filings

Background

Ohio law provides for the return of significantly excessive earnings to ratepayers upon PUCO review. Significantly excessive earnings are measured by whether the earned return on common equity of the electric distribution utility is significantly in excess of the return on common equity that was earned during the same period by publicly traded companies, including utilities, that face comparable business and financial risk.

2009 SEET Filing

In 2011, the PUCO issued an order on the 2009 SEET filing. The order gave consideration for a future commitment to invest $20 million to support the development of a large solar farm. In 2013, the PUCO found there was not a need for the large solar farm. The PUCO noted that OPCo remains obligated to spend $20 million on this solar project or another project.

In September 2013, a proposed second phase of OPCo’s gridSMART® (gridSMART® Phase II) program was filed with the PUCO which included a proposed project to satisfy the PUCO 2009 SEET directive. In April 2016, a stipulation agreement related to the gridSMART® Phase II program was filed with the PUCO. As part of the stipulation agreement, OPCo will invest at least $20 million over a six-year period for the installation of Volt VAR Optimization (VVO) technology on selected circuits throughout OPCo’s service territory. All parties to the stipulation agree that OPCo’s proposed VVO investment resolves OPCo’s outstanding obligation for renewable or similar investment associated with the PUCO’s 2009 SEET directive. A hearing at the PUCO is scheduled for August 2016.

2014 SEET Filing

The PUCO established an annual SEET earnings threshold of 12% during the June 2012 - May 2015 ESP period. In May 2013, OPCo filed a cross appeal with the Supreme Court of Ohio, asserting that the SEET threshold would not be based on the earnings of comparable publicly traded companies as originally required by the SEET statute. In June 2015, OPCo submitted its SEET filings for 2014 with the PUCO.

In April 2016, the Supreme Court of Ohio agreed with OPCo’s cross-appeal assertion that a 12% SEET threshold was not based on the applicable Ohio SEET statute. The Supreme Court of Ohio reversed the 12% threshold and remanded this issue to the PUCO. A hearing at the PUCO is scheduled for September 2016. Management believes its financial statements adequately address the impact of 2014 SEET requirements.

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

PSO Rate Matters (Applies to AEP and PSO)

2015 Oklahoma Base Rate Case

In July 2015, PSO filed a request with the OCC to increase annual revenues by $137 million to recover costs associated with its environmental compliance plan for the Federal EPA’s Regional Haze Rule and Mercury and Air Toxics Standards, and to recover investments and other costs that have increased since the last base rate case. The annual increase consists of (a) a base rate increase of $89 million, which includes $48 million in increased depreciation expense that reflects, among other things, recovery through June 2026 of Northeastern Plant, Units 3 and 4, (b) a rider or base rate increase of $44 million to recover costs for the environmental controls being installed on Northeastern Plant, Unit 3 and the Comanche Plant and (c) a request to include environmental consumable costs in the FAC, estimated to be $4 million annually. The rate increase includes a proposed return on common equity of 10.5% effective in January 2016. The proposed $44 million increase related to environmental investments was effective in March 2016, after the Northeastern Plant, Unit 3 environmental controls were placed in service. The total estimated cost of the environmental controls to be installed at Northeastern Plant, Unit 3 and the Comanche Plant is $219 million, excluding AFUDC. As of June 30, 2016, PSO had incurred costs of $179 million and $41 million, including AFUDC, for Northeastern Plant, Unit 3 and Comanche Plant, respectively.

In addition, the filing also notified the OCC that the incremental replacement capacity and energy costs, including the first year effects of new PPAs, estimated to be $35 million, will be incurred related to the environmental compliance plan due to the closure of Northeastern Plant, Unit 4, which would be recovered through the FAC. In April 2016, Northeastern Plant, Unit 4 was retired. Upon retirement, $87 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Northeastern Plant, Unit 4. These regulatory assets are pending regulatory approval.

In October 2015, testimony was filed by OCC staff and intervenors with recommendations that included increases to base rates and/or the proposed environmental rider ranging from $10 million to $31 million, based upon returns on common equity ranging from 8.75% to 9.3%, and increases to depreciation expense ranging from $23 million to $46 million. Additionally, recommendations by certain intervenors included (a) no recovery of PSO’s investment in Northeastern Plant, Unit 3 environmental controls, (b) no recovery of the plant balances at the time the units are retired in 2016 and 2026, (c) denial of returns on the book values after the retirement dates, or to be set at only the cost of debt, and (d) the disallowance of the capacity costs associated with the PPAs. Additionally, some intervenors recommended no change in depreciation lives for Northeastern Plant, Units 3 and 4. These units are currently being depreciated through 2040. Hearings at the OCC were held in December 2015. In January 2016, PSO implemented an interim annual base rate increase of $75 million. These interim rates are subject to refund pending a final order from the OCC related to the initial $137 million request.

In June 2016, an Administrative Law Judge (ALJ) issued a report related to PSO’s base rate case filing. The ALJ recommended a 9.25% return on common equity. The ALJ found that PSO’s environmental compliance plan is prudent, but had conflicting recommendations regarding cost recovery in this case and recommended an investment cap of $210 million on environmental controls installed at Northeastern Plant, Unit 3. Additionally, the ALJ recommendations included (a) a $17 million increase in depreciation expense, (b) continued depreciation of Northeastern Plant, Units 3 and 4 through 2040 (no accelerated depreciation), (c) return of, but no return on, the remaining net book value of Northeastern Plant, Unit 4, (d) disallowance of the requested environmental consumables through the FAC indicating that these amounts are not considered fuel and should be recovered through base rates in the next base rate case, (e) elimination of the rider to recover advanced metering starting in December 2016, without inclusion in base rates and (f) elimination of the system reliability rider through consolidation in base rates, without addressing a transition for recovery of rider costs, including deferred costs.

In June 2016, PSO, the OCC staff, the Attorney General and intervenors filed exceptions to the ALJ report. PSO’s response included numerous exceptions related to the ALJ recommendations including the lack of a return on the net book value of Northeastern Plant, Unit 4. Additionally, PSO requested the OCC remand the report for further clarification. The OCC staff filed exceptions that supported the full recovery of Northeastern Plant, Unit 4 and recommended a $32 million increase in annual revenues. In July 2016, the OCC ordered the ALJ to submit a supplemental report clarifying the recommendations.

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

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant. In February 2013, a settlement was filed and approved by the LPSC. The settlement increased SWEPCo’s Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based on a

10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit. The rates are subject to refund based on the prudence review of the Turk Plant. The settlement also provided that the LPSC would review base rates in 2014 and 2015 and that SWEPCo would recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. A hearing at the LPSC related to the Turk Plant prudence review is scheduled for November 2016. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

2014 Louisiana Formula Rate Filing

In 2014, SWEPCo filed its annual formula rate plan for test year 2013 with the LPSC.  The filing included a $5 million annual increase, which was effective August 2014.  SWEPCo also proposed to increase rates by an additional $15 million annually, effective January 2015, for a total annual increase of $20 million. This additional increase reflects the cost of incremental generation used to serve Louisiana customers in 2015 due to the expiration of a purchased power agreement attributable to Louisiana customers.  In December 2014, the LPSC approved a partial settlement agreement that included the implementation of the $15 million annual increase in rates effective January 2015, subject to staff review of the cost of service and prudence review of the Turk Plant. In July 2016, the LPSC approved a settlement agreement related to the staff review of the cost of service. A portion of the rates remain subject to refund based on the prudence review of the Turk Plant, see “2012 Louisiana Formula Rate Filing” above. Management believes its financial statements adequately address the impact of this settlement agreement. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost approximately $850 million, excluding AFUDC. As part of this investment, SWEPCo has completed construction of the environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $370 million, excluding AFUDC.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of June 30, 2016, SWEPCo had incurred costs of $389 million, including AFUDC, and had remaining contractual construction obligations of $20 million related to these projects.  In March 2016, SWEPCo filed a request with the APSC to recover $69 million in environmental costs related to the Arkansas retail jurisdictional share of Welsh Plant, Units 1 and 3. SWEPCo began recovering the Arkansas jurisdictional share of these costs in March 2016, subject to review in the next filed base rate proceeding. SWEPCo will seek recovery of the remaining project costs from customers at the state commissions and the FERC.

As of June 30, 2016, the net book value of Welsh Plant, Units 1 and 3 was $631 million, before cost of removal, including materials and supplies inventory and CWIP.  In April 2016, Welsh Plant, Unit 2 was retired. Upon retirement, $76 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Welsh Plant, Unit 2 and the related asset retirement obligation costs. Management will seek recovery of the remaining regulatory assets in future rate proceedings.

If any of these costs are not recoverable, including retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

TCC Rate Matters (Applies to AEP)

TCC Distribution Cost Recovery Factor (DCRF)

In April 2016, TCC filed a request with the PUCT for approval of a DCRF rider to allow recovery of eligible net distribution investments.  The request included a revenue requirement of $54 million to be effective September 2016.  Amounts approved would be subject to refund based upon a prudence review of the investments in TCC’s next base rate case. In June 2016, TCC and intervenors filed a settlement agreement with the PUCT. The settlement agreement included a proposed annual revenue requirement of $45 million, effective September 2016. In July 2016, the PUCT approved the settlement agreement.

TNC Rate Matters (Applies to AEP)

TNC Distribution Cost Recovery Factor (DCRF)

In April 2016, TNC filed a request with the PUCT for approval of a DCRF rider to allow recovery of eligible net distribution investments. The request included a revenue requirement of $16 million to be effective September 2016. Amounts approved would be subject to refund based upon a prudence review of the investments in TNC’s next base rate case. In June 2016, TNC and intervenors filed a settlement agreement with the PUCT. The settlement agreement included a proposed annual revenue requirement of $11 million, effective September 2016. In July 2016, the PUCT approved the settlement agreement.

Other Rate Matters (Applies to AEP, PSO and SWEPCo)

SPP Open Access Transmission Tariff (OATT) Upgrade Costs
Under the SPP OATT, costs of sponsor-funded transmission upgrades may be recovered, in part, from SPP customers whose transmission service is dependent upon capacity enabled by the upgrades. SPP has not charged its customers any amounts attributable to these upgrades. SPP indicated that the impact to customers will be quantified and charges will be implemented in the second half of 2016, including amounts for prior periods. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring.

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

AEP has two revolving credit facilities totaling $3.5 billion. In June 2016, the $1.75 billion credit facility due in June 2017 was amended to $3 billion due in June 2021, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. Also in June 2016, the $1.75 billion credit facility due in July 2018 was amended to $500 million due in June 2018.  As of June 30, 2016, no letters of credit were issued under the revolving credit facilities.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP also issues letters of credit on behalf of subsidiaries under three uncommitted facilities totaling $225 million.   As of June 30, 2016, the Registrants’ maximum future payment for letters of credit issued under the uncommitted facilities were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$149.9	July 2016 to June 2017
OPCo	4.2	September 2016

The Registrants have $291 million of variable rate Pollution Control Bonds supported by $295 million of bilateral letters of credit as follows:

Company	Pollution Control Bonds	Bilateral Letters of Credit	Maturity of Bilateral Letters of Credit
	(in millions)
AEP	$291.4	$294.7	March 2017 to July 2017
APCo	104.4	105.6	March 2017
I&M	77.0	77.9	March 2017

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of June 30, 2016, SWEPCo has collected $68 million through a rider for final mine closure and reclamation costs, of which $15 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $53 million is recorded in Asset Retirement Obligations on SWEPCo’s balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2016, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of AEP companies related to power purchase and sale activity.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity.

Master Lease Agreements

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of June 30, 2016, the maximum potential loss by Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$34.9
APCo	5.3
I&M	3.1
OPCo	5.4
PSO	2.9
SWEPCo	3.3

Railcar Lease (Applies to AEP, I&M and SWEPCo)

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $9 million and $11 million for I&M and SWEPCo, respectively, for the remaining railcars as of June 30, 2016.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five-year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $9 million and $10 million for I&M and SWEPCo, respectively, as of June 30, 2016, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

AEPRO Boat and Barge Leases (Applies to AEP)

In October 2015, AEP signed a Purchase and Sale Agreement to sell its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. The sale closed in November 2015. See “AEPRO (Corporate and Other)” section of Note 6. Certain of the boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of June 30, 2016, the maximum potential amount of future payments required under the guaranteed leases was $90 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee. As of June 30, 2016, AEP’s boat and barge lease guarantee liability was $14 million.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ. In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M’s accrual was reduced. As of June 30, 2016, I&M’s accrual for all of these sites is $8 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the sites or changes in the scope of remediation.  Management cannot predict the amount of additional cost, if any.

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

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation (Applies to AEP and I&M)

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiff’s claims. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiff subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiff’s motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, Plaintiffs filed a timely notice of appeal and the matter is currently pending before the U.S. Court of Appeals for the Sixth Circuit. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

Natural Gas Markets Lawsuits (Applies to AEP)

In 2002, the Lieutenant Governor of California filed a lawsuit in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in California and in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP (or a subsidiary) is among the companies named as defendants in some of these cases.  AEP settled, received summary judgment or was dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court’s dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court’s orders in these cases.  The appellate court reversed the district court’s holding that the state antitrust claims were preempted by the Natural Gas Act and the order dismissing AEP from two of the cases on personal jurisdiction grounds and affirmed the decision denying leave to the plaintiffs to amend their complaints in two of the cases.  Defendants in these cases, including

AEP, filed a petition seeking further review with the U.S. Supreme Court on the preemption issue. AEP also subsequently filed a separate petition with the U.S. Supreme Court seeking review of the personal jurisdiction issue. In July 2014, the U.S. Supreme Court granted the defendants’ previously filed petition for further review with the U.S. Supreme Court on the preemption issue. Oral argument occurred in January 2015. In April 2015, the U.S. Supreme Court affirmed the judgment of the U.S. Court of Appeals for the Ninth Circuit on the preemption issue, holding that the plaintiffs’ state antitrust claims were not preempted by the Natural Gas Act. The U.S. Supreme Court denied AEP’s petition for review of the personal jurisdiction issue shortly thereafter. The cases were remanded to the district court for further proceedings. There are four pending cases, of which three are class actions and one is a single plaintiff case. A tentative settlement has been reached in the three class actions. This settlement, once finalized, will be subject to court approval. In May 2016, the district court dismissed the remaining case. Management will continue to defend any appeal of that matter. Management is unable to determine the amount of potential additional loss that is reasonably possible of occurring.

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

In March 2014, the federal court granted plaintiffs’ motion to conditionally certify the action as a class action.  Notice was given to all potential class members and an additional 44 individuals opted in to the class, bringing the plaintiff class to 80 current and former employees. Two plaintiffs have since dismissed their claims without prejudice, leaving 78 plaintiffs. In February 2016, PSO filed a motion for summary judgment. In April 2016, by opinion and order, the court granted PSO’s motion for summary judgment and dismissed the case. Plaintiffs did not appeal the dismissal and the court’s order is final.

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

Results of operations of AEPRO have been classified as discontinued operations on AEP’s statements of income for the three and six months ended June 30, 2015, as shown in the following table:

	Three Months Ended June 30,	Six Months Ended June 30,

	2015	2015
	(in millions)
Other Revenues	$115.4	$243.1

Other Operation Expense	91.4	176.4
Maintenance Expense	7.4	15.7
Depreciation and Amortization Expense	9.0	18.1
Taxes Other Than Income Taxes	3.2	7.2
Total Expenses	111.0	217.4

Other Income (Expense)	(4.7)	(9.1)

Pretax Income (Loss) of Discontinued Operations	(0.3)	16.6
Income Tax (Benefit) Expense	(0.2)	6.1
Equity Earnings (Loss) of Unconsolidated Subsidiaries	—	(0.1)
Total Income (Loss) on Discontinued Operations as Presented on the Statements of Income	$(0.1)	$10.4

In the second quarter of 2016, AEP recorded a $3 million loss related to the final accounting for the sale of AEPRO, which was recorded in Income (Loss) from Discontinued Operations, Net of Tax, on AEP’s statements of income.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans for the three and six months ended June 30, 2016 and 2015:

AEP

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$21.5	$23.4	$2.5	$3.0
Interest Cost	52.9	51.3	15.2	14.2
Expected Return on Plan Assets	(70.0)	(68.7)	(26.7)	(27.8)
Amortization of Prior Service Cost (Credit)	0.5	0.6	(17.2)	(17.2)
Amortization of Net Actuarial Loss	20.9	26.8	7.8	4.7
Net Periodic Benefit Cost (Credit)	$25.8	$33.4	$(18.4)	$(23.1)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$42.9	$46.7	$5.1	$6.1
Interest Cost	105.8	102.6	30.4	28.4
Expected Return on Plan Assets	(140.1)	(137.4)	(53.5)	(55.6)
Amortization of Prior Service Cost (Credit)	1.1	1.2	(34.5)	(34.5)
Amortization of Net Actuarial Loss	41.9	53.6	15.7	9.4
Net Periodic Benefit Cost (Credit)	$51.6	$66.7	$(36.8)	$(46.2)

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$2.0	$2.2	$0.3	$0.3
Interest Cost	6.8	6.7	2.7	2.6
Expected Return on Plan Assets	(8.9)	(8.7)	(4.4)	(4.5)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(2.5)	(2.5)
Amortization of Net Actuarial Loss	2.7	3.4	1.3	0.9
Net Periodic Benefit Cost (Credit)	$2.7	$3.7	$(2.6)	$(3.2)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$4.0	$4.4	$0.5	$0.6
Interest Cost	13.6	13.4	5.4	5.2
Expected Return on Plan Assets	(17.7)	(17.5)	(8.7)	(9.1)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(5.0)	(5.0)
Amortization of Net Actuarial Loss	5.4	6.9	2.7	1.8
Net Periodic Benefit Cost (Credit)	$5.4	$7.3	$(5.1)	$(6.5)

I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$3.1	$3.2	$0.3	$0.4
Interest Cost	6.4	6.1	1.7	1.6
Expected Return on Plan Assets	(8.4)	(8.1)	(3.2)	(3.3)
Amortization of Prior Service Cost (Credit)	—	0.1	(2.3)	(2.3)
Amortization of Net Actuarial Loss	2.4	3.1	1.0	0.5
Net Periodic Benefit Cost (Credit)	$3.5	$4.4	$(2.5)	$(3.1)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$6.1	$6.4	$0.7	$0.8
Interest Cost	12.7	12.2	3.5	3.2
Expected Return on Plan Assets	(16.8)	(16.2)	(6.4)	(6.6)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(4.7)	(4.7)
Amortization of Net Actuarial Loss	4.9	6.3	1.9	1.0
Net Periodic Benefit Cost (Credit)	$7.0	$8.8	$(5.0)	$(6.3)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$1.7	$1.7	$0.2	$0.2
Interest Cost	5.1	5.0	1.8	1.6
Expected Return on Plan Assets	(7.0)	(6.9)	(3.2)	(3.3)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(1.8)	(1.7)
Amortization of Net Actuarial Loss	2.0	2.7	1.0	0.5
Net Periodic Benefit Cost (Credit)	$1.9	$2.6	$(2.0)	$(2.7)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$3.3	$3.4	$0.4	$0.4
Interest Cost	10.3	10.1	3.5	3.2
Expected Return on Plan Assets	(13.9)	(13.8)	(6.4)	(6.7)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(3.5)	(3.4)
Amortization of Net Actuarial Loss	4.0	5.3	1.9	1.0
Net Periodic Benefit Cost (Credit)	$3.8	$5.1	$(4.1)	$(5.5)

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$1.6	$1.6	$0.1	$0.1
Interest Cost	2.8	2.8	0.8	0.7
Expected Return on Plan Assets	(3.8)	(3.8)	(1.5)	(1.6)
Amortization of Prior Service Credit	—	—	(1.0)	(1.0)
Amortization of Net Actuarial Loss	1.1	1.4	0.5	0.3
Net Periodic Benefit Cost (Credit)	$1.7	$2.0	$(1.1)	$(1.5)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$3.1	$3.2	$0.3	$0.3
Interest Cost	5.6	5.5	1.6	1.5
Expected Return on Plan Assets	(7.7)	(7.6)	(3.0)	(3.2)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(2.1)	(2.1)
Amortization of Net Actuarial Loss	2.2	2.8	0.9	0.5
Net Periodic Benefit Cost (Credit)	$3.3	$4.0	$(2.3)	$(3.0)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$2.1	$2.0	$0.2	$0.2
Interest Cost	3.1	3.0	0.9	0.9
Expected Return on Plan Assets	(4.2)	(4.0)	(1.6)	(1.8)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(1.3)	(1.2)
Amortization of Net Actuarial Loss	1.2	1.5	0.5	0.2
Net Periodic Benefit Cost (Credit)	$2.3	$2.6	$(1.3)	$(1.7)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$4.1	$4.1	$0.4	$0.4
Interest Cost	6.2	5.9	1.8	1.7
Expected Return on Plan Assets	(8.3)	(8.0)	(3.3)	(3.5)
Amortization of Prior Service Cost (Credit)	0.2	0.2	(2.6)	(2.5)
Amortization of Net Actuarial Loss	2.4	3.0	1.0	0.5
Net Periodic Benefit Cost (Credit)	$4.6	$5.2	$(2.7)	$(3.4)

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

Generation & Marketing

•	Competitive generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO.

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

The tables below present AEP’s reportable segment income statement information for the three and six months ended June 30, 2016 and 2015 and reportable segment balance sheet information as of June 30, 2016 and December 31, 2015. These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Revenues from:
External Customers	$2,108.2	$1,076.2	$41.3	$655.3	$11.9	$—	$3,892.9
Other Operating Segments	17.7	19.9	120.4	28.5	18.0	(204.5)	—
Total Revenues	$2,125.9	$1,096.1	$161.7	$683.8	$29.9	$(204.5)	$3,892.9

Income from Continuing Operations	$210.5	$124.6	$95.3	$49.7	$26.3	$—	$506.4
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2.5)	—	(2.5)
Net Income	$210.5	$124.6	$95.3	$49.7	$23.8	$—	$503.9

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Revenues from:
External Customers	$2,158.6	$1,008.0	$25.5	$627.6	$7.0	$—	$3,826.7
Other Operating Segments	23.9	52.7	74.0	172.6	16.9	(340.1)	—
Total Revenues	$2,182.5	$1,060.7	$99.5	$800.2	$23.9	$(340.1)	$3,826.7

Income (Loss) from Continuing Operations	$207.9	$77.6	$65.5	$81.3	$(0.9)	$—	$431.4
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(0.1)	—	(0.1)
Net Income (Loss)	$207.9	$77.6	$65.5	$81.3	$(1.0)	$—	$431.3

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Six Months Ended June 30, 2016
Revenues from:
External Customers	$4,326.3	$2,153.5	$70.6	$1,369.2	$18.2	$—	$7,937.8
Other Operating Segments	45.2	39.4	179.7	62.6	36.1	(363.0)	—
Total Revenues	$4,371.5	$2,192.9	$250.3	$1,431.8	$54.3	$(363.0)	$7,937.8

Income from Continuing Operations	$489.2	$232.6	$140.0	$120.4	$27.3	$—	$1,009.5
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2.5)	—	(2.5)
Net Income	$489.2	$232.6	$140.0	$120.4	$24.8	$—	$1,007.0

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Six Months Ended June 30, 2015
Revenues from:
External Customers	$4,646.0	$2,214.3	$47.2	$1,486.8	$12.8	$—	$8,407.1
Other Operating Segments	41.6	116.5	110.2	483.9	37.3	(789.5)	—
Total Revenues	$4,687.6	$2,330.8	$157.4	$1,970.7	$50.1	$(789.5)	$8,407.1

Income (Loss) from Continuing Operations	$508.2	$174.8	$101.8	$268.7	$(1.9)	$—	$1,051.6
Income from Discontinued Operations, Net of Tax	—	—	—	—	10.4	—	10.4
Net Income	$508.2	$174.8	$101.8	$268.7	$8.5	$—	$1,062.0

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
June 30, 2016
Total Property, Plant and Equipment	$40,710.7	$14,217.3	$4,529.6	$7,561.1	$361.0	$(297.3)	(b)	$67,082.4
Accumulated Depreciation and Amortization	12,433.1	3,611.3	75.6	3,459.1	186.9	(119.8)	(b)	19,646.2
Total Property Plant and Equipment - Net	$28,277.6	$10,606.0	$4,454.0	$4,102.0	$174.1	$(177.5)	(b)	$47,436.2

Total Assets	$36,639.2	$14,167.3	$5,432.2	$5,437.3	$22,302.0	$(20,660.9)	(b) (c)	$63,317.1

Long-term Debt Due Within One Year:
Non-Affiliated	$1,232.0	$261.6	$—	$511.7	$1.0	$—		$2,006.3

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	10,079.9	4,814.7	1,660.2	135.3	847.3	—		17,537.4

Total Long-term Debt	$11,331.9	$5,076.3	$1,660.2	$679.2	$848.3	$(52.2)		$19,543.7

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2015
Total Property, Plant and Equipment	$40,130.3	$13,840.5	$3,977.6	$7,461.3	$350.9	$(279.2)	(b)	$65,481.4
Accumulated Depreciation and Amortization	12,335.0	3,529.2	52.3	3,367.0	176.9	(112.2)	(b)	19,348.2
Total Property Plant and Equipment - Net	$27,795.3	$10,311.3	$3,925.3	$4,094.3	$174.0	$(167.0)	(b)	$46,133.2

Total Assets	$35,792.3	$14,640.2	$5,012.1	$5,414.5	$21,907.4	$(21,083.4)	(b) (c)	$61,683.1

Long-term Debt Due Within One Year:
Non-Affiliated	$935.4	$824.7	$—	$71.6	$0.1	$—		$1,831.8

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	9,833.0	4,776.8	1,648.4	639.5	843.2	—		17,740.9

Total Long-term Debt	$10,788.4	$5,601.5	$1,648.4	$743.3	$843.3	$(52.2)		$19,572.7

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

Registrant Subsidiaries’ Reportable Segments

The Registrant Subsidiaries each have one reportable segment, an integrated electricity generation, transmission and distribution business, except OPCo, which has an electricity transmission and distribution business.  The Registrant Subsidiaries’ other activities are insignificant.  The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts as of June 30, 2016 and December 31, 2015:

Notional Volume of Derivative Instruments
June 30, 2016

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	469.5	86.7	28.2	11.4	25.7	31.8
Coal	Tons	2.8	—	0.9	—	—	1.9
Natural Gas	MMBtus	43.2	0.2	0.1	—	0.2	0.2
Heating Oil and Gasoline	Gallons	8.9	1.7	0.8	1.9	1.0	1.1
Interest Rate	USD	$96.1	$1.2	$0.8	$—	$—	$—

Interest Rate and Foreign Currency	USD	$559.3	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2015

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	317.8	40.9	22.8	13.3	11.3	14.0
Coal	Tons	4.4	—	1.6	—	—	2.8
Natural Gas	MMBtus	38.2	0.3	0.2	—	0.2	0.2
Heating Oil and Gasoline	Gallons	7.4	1.4	0.7	1.6	0.8	0.9
Interest Rate	USD	$113.5	$2.4	$1.6	$—	$—	$—

Interest Rate and Foreign Currency	USD	$560.3	$—	$—	$—	$—	$—

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND THE IMPACT ON THE FINANCIAL STATEMENTS

The accounting guidance for “Derivatives and Hedging” requires recognition of all qualifying derivative instruments as either assets or liabilities on the balance sheets at fair value. The fair values of derivative instruments accounted for using MTM accounting or hedge accounting are based on exchange prices and broker quotes. If a quoted market price is not available, the estimate of fair value is based on the best information available including valuation models that estimate future energy prices based on existing market and broker quotes, supply and demand market data and assumptions. In order to determine the relevant fair values of the derivative instruments, the Registrants apply valuation adjustments for discounting, liquidity and credit quality.

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the June 30, 2016 and December 31, 2015 balance sheets, the Registrants netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	June 30, 2016		December 31, 2015
Company	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities
	(in millions)
AEP	$5.6	$16.3	$5.8	$44.4
APCo	0.5	0.1	—	3.1
I&M	0.2	0.8	—	0.6
OPCo	—	0.1	—	0.5
PSO	—	0.1	—	0.3
SWEPCo	—	0.1	—	0.3

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets as of June 30, 2016 and December 31, 2015:

AEP

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$307.8	$8.9	$0.9	$317.6	$(206.5)	$111.1
Long-term Risk Management Assets	336.4	25.5	0.2	362.1	(63.6)	298.5
Total Assets	644.2	34.4	1.1	679.7	(270.1)	409.6

Current Risk Management Liabilities	289.6	5.1	0.2	294.9	(209.2)	85.7
Long-term Risk Management Liabilities	212.1	26.3	—	238.4	(71.6)	166.8
Total Liabilities	501.7	31.4	0.2	533.3	(280.8)	252.5

Total MTM Derivative Contract Net Assets	$142.5	$3.0	$0.9	$146.4	$10.7	$157.1

AEP

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$368.8	$8.2	$0.1	$377.1	$(242.7)	$134.4
Long-term Risk Management Assets	364.8	11.7	—	376.5	(54.7)	321.8
Total Assets	733.6	19.9	0.1	753.6	(297.4)	456.2

Current Risk Management Liabilities	347.0	9.1	0.3	356.4	(269.3)	87.1
Long-term Risk Management Liabilities	223.3	19.3	3.2	245.8	(66.7)	179.1
Total Liabilities	570.3	28.4	3.5	602.2	(336.0)	266.2

Total MTM Derivative Contract Net Assets (Liabilities)	$163.3	$(8.5)	$(3.4)	$151.4	$38.6	$190.0

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

APCo

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets - Nonaffiliated	$16.9	$(11.7)	$5.2
Long-term Risk Management Assets - Nonaffiliated	0.5	(0.3)	0.2
Total Assets	17.4	(12.0)	5.4

Current Risk Management Liabilities - Nonaffiliated	29.8	(11.3)	18.5
Long-term Risk Management Liabilities - Nonaffiliated	0.6	(0.3)	0.3
Total Liabilities	30.4	(11.6)	18.8

Total MTM Derivative Contract Net Liabilities	$(13.0)	$(0.4)	$(13.4)

APCo

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets - Nonaffiliated and Affiliated	$25.9	$(10.3)	$15.6
Long-term Risk Management Assets - Nonaffiliated	0.3	(0.2)	0.1
Total Assets	26.2	(10.5)	15.7

Current Risk Management Liabilities - Nonaffiliated	18.1	(13.3)	4.8
Long-term Risk Management Liabilities - Nonaffiliated	0.3	(0.2)	0.1
Total Liabilities	18.4	(13.5)	4.9

Total MTM Derivative Contract Net Assets	$7.8	$3.0	$10.8

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

I&M

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets - Nonaffiliated and Affiliated	$14.6	$(9.5)	$5.1
Long-term Risk Management Assets - Nonaffiliated	0.5	(0.3)	0.2
Total Assets	15.1	(9.8)	5.3

Current Risk Management Liabilities - Nonaffiliated	13.7	(10.1)	3.6
Long-term Risk Management Liabilities - Nonaffiliated	0.7	(0.3)	0.4
Total Liabilities	14.4	(10.4)	4.0

Total MTM Derivative Contract Net Assets	$0.7	$0.6	$1.3

I&M

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets - Nonaffiliated and Affiliated	$22.8	$(10.5)	$12.3
Long-term Risk Management Assets - Nonaffiliated	0.6	(0.6)	—
Total Assets	23.4	(11.1)	12.3

Current Risk Management Liabilities - Nonaffiliated	17.0	(10.7)	6.3
Long-term Risk Management Liabilities - Nonaffiliated	2.6	(1.0)	1.6
Total Liabilities	19.6	(11.7)	7.9

Total MTM Derivative Contract Net Assets	$3.8	$0.6	$4.4

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

OPCo

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	0.1	—	0.1
Total Assets	0.1	—	0.1

Current Risk Management Liabilities	5.8	(0.1)	5.7
Long-term Risk Management Liabilities	9.0	—	9.0
Total Liabilities	14.8	(0.1)	14.7

Total MTM Derivative Contract Net Assets (Liabilities)	$(14.7)	$0.1	$(14.6)

OPCo

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	19.2	—	19.2
Total Assets	19.2	—	19.2

Current Risk Management Liabilities	4.1	(0.5)	3.6
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	4.1	(0.5)	3.6

Total MTM Derivative Contract Net Assets	$15.1	$0.5	$15.6

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

PSO

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$1.3	$(0.1)	$1.2
Long-term Risk Management Assets	—	—	—
Total Assets	1.3	(0.1)	1.2

Current Risk Management Liabilities	0.2	(0.2)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.2	(0.2)	—

Total MTM Derivative Contract Net Assets	$1.1	$0.1	$1.2

PSO

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.6	$—	$0.6
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	—	0.6

Current Risk Management Liabilities	0.5	(0.3)	0.2
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.5	(0.3)	0.2

Total MTM Derivative Contract Net Assets	$0.1	$0.3	$0.4

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

SWEPCo

Fair Value of Derivative Instruments
June 30, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$1.4	$—	$1.4
Long-term Risk Management Assets	—	—	—
Total Assets	1.4	—	1.4

Current Risk Management Liabilities	2.4	(0.1)	2.3
Long-term Risk Management Liabilities	0.4	—	0.4
Total Liabilities	2.8	(0.1)	2.7

Total MTM Derivative Contract Net Assets (Liabilities)	$(1.4)	$0.1	$(1.3)

SWEPCo

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.8	$—	$0.8
Long-term Risk Management Assets	—	—	—
Total Assets	0.8	—	0.8

Current Risk Management Liabilities	3.4	(0.3)	3.1
Long-term Risk Management Liabilities	2.1	—	2.1
Total Liabilities	5.5	(0.3)	5.2

Total MTM Derivative Contract Net Assets (Liabilities)	$(4.7)	$0.3	$(4.4)

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

The tables below present the Registrants’ activity of derivative risk management contracts for the three and six months ended June 30, 2016 and 2015:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$0.1	$—	$—	$—	$—	$—
Transmission & Distribution Utilities Revenues	—	—	—	—	—	—
Generation & Marketing Revenues	21.1	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(1.0)	0.9	—	—	—
Sales to AEP Affiliates	—	1.0	1.8	—	—	—
Purchased Electricity for Resale	1.3	0.5	—	—	—	—
Other Operation Expense	(0.2)	—	—	(0.1)	—	(0.1)
Maintenance Expense	(0.4)	—	—	(0.1)	—	—
Regulatory Assets (a)	(14.3)	(12.6)	1.1	(5.6)	0.3	2.6
Regulatory Liabilities (a)	17.1	6.4	1.8	—	2.9	6.5
Total Gain (Loss) on Risk Management Contracts	$24.7	$(5.7)	$5.6	$(5.8)	$3.2	$9.0

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2015

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$1.5	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	—	—	—	—	—	—
Generation & Marketing Revenues	10.2	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	0.5	0.6	—	—	—
Sales to AEP Affiliates	—	0.3	1.0	—	—	—
Purchased Electricity for Resale	0.4	—	—	—	—	—
Other Operation Expense	(0.6)	(0.1)	—	(0.1)	(0.1)	(0.1)
Maintenance Expense	(0.7)	(0.1)	—	(0.1)	(0.1)	(0.1)
Regulatory Assets (a)	4.1	0.6	0.3	—	1.0	2.1
Regulatory Liabilities (a)	49.1	26.8	8.4	(7.3)	6.3	9.4
Total Gain (Loss) on Risk Management Contracts	$64.0	$28.0	$10.3	$(7.5)	$7.1	$11.3

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$0.7	$—	$—	$—	$—	$—
Transmission & Distribution Utilities Revenues	—	—	—	—	—	—
Generation & Marketing Revenues	40.9	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(1.8)	2.5	—	—	—
Sales to AEP Affiliates	—	2.1	5.8	—	—	—
Purchased Electricity for Resale	3.4	1.9	0.1	—	—	—
Other Operation Expense	(0.9)	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)
Maintenance Expense	(1.2)	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)
Regulatory Assets (a)	(28.4)	(12.4)	1.4	(20.5)	0.3	2.7
Regulatory Liabilities (a)	29.3	22.3	5.7	(15.2)	2.4	11.0
Total Gain (Loss) on Risk Management Contracts	$43.8	$11.8	$15.3	$(36.1)	$2.5	$13.4

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2015

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$6.6	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	—	—	—	—	—	—
Generation & Marketing Revenues	59.0	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	1.1	3.2	—	—	—
Sales to AEP Affiliates	—	0.4	1.0	—	—	—
Purchased Electricity for Resale	3.6	0.7	0.3	—	—	—
Other Operation Expense	(1.5)	(0.2)	(0.1)	(0.3)	(0.2)	(0.2)
Maintenance Expense	(1.5)	(0.3)	(0.1)	(0.2)	(0.2)	(0.2)
Regulatory Assets (a)	—	1.3	(0.2)	—	0.8	(1.4)
Regulatory Liabilities (a)	53.6	28.6	5.8	(2.6)	5.6	13.3
Total Gain (Loss) on Risk Management Contracts	$119.8	$31.6	$9.9	$(3.1)	$6.0	$11.5

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
Certain qualifying derivative instruments have been designated as normal purchase or normal sale contracts, as provided in the accounting guidance for “Derivatives and Hedging.” Derivative contracts that have been designated as normal purchases or normal sales under that accounting guidance are not subject to MTM accounting treatment and are recognized on the statements of income on an accrual basis.

The accounting for the changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as part of a hedging relationship and further, on the type of hedging relationship. Depending on the exposure, management designates a hedging instrument as a fair value hedge or a cash flow hedge.

For contracts that have not been designated as part of a hedging relationship, the accounting for changes in fair value depends on whether the derivative instrument is held for trading purposes. Unrealized and realized gains and losses on derivative instruments held for trading purposes are included in revenues on a net basis on the statements of income. Unrealized and realized gains and losses on derivative instruments not held for trading purposes are included in revenues or expenses on the statements of income depending on the relevant facts and circumstances. Certain derivatives that economically hedge future commodity risk are recorded in the same expense line item on the statements of income as that of the associated risk. However, unrealized and some realized gains and losses in regulated jurisdictions for both trading and non-trading derivative instruments are recorded as regulatory assets (for losses) or regulatory liabilities (for gains) in accordance with the accounting guidance for “Regulated Operations.”

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

AEP records realized and unrealized gains or losses on interest rate swaps that qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the statements of income. The following table shows the results of hedging gains (losses) during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Gain on Fair Value Hedging Instruments	$0.6	$1.4	$4.1	$5.9
Loss on Fair Value Portion of Long-term Debt	(0.6)	(1.4)	(4.1)	(5.9)

During the three and six months ended June 30, 2016 and 2015, hedge ineffectiveness was immaterial.

Accounting for Cash Flow Hedging Strategies

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the Registrants initially report the effective portion of the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheets until the period the hedged item affects Net Income. The Registrants recognize any hedge ineffectiveness in Net Income immediately during the period of change, except in regulated jurisdictions where hedge ineffectiveness would be recorded as a regulatory asset (for losses) or a regulatory liability (for gains) if applicable.

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2016 and 2015, AEP applied cash flow hedging to outstanding power derivatives. During the three and six months ended June 30, 2016 and 2015, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2016 and 2015, AEP applied cash flow hedging to outstanding interest rate derivatives. During the three and six months ended June 30, 2016 and 2015,the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Depreciation and Amortization expense on the statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and six months ended June 30, 2016 and 2015, the Registrants did not apply cash flow hedging to any outstanding foreign currency derivatives.

During the three and six months ended June 30, 2016 and 2015, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets as of June 30, 2016 and December 31, 2015 were:

Impact of Cash Flow Hedges on AEP’s
Condensed Balance Sheets

	June 30, 2016		December 31, 2015
	Commodity	Interest Rate and Foreign Currency	Commodity	Interest Rate and Foreign Currency
	(in millions)
Hedging Assets (a)	$28.3	$—	$17.6	$—
Hedging Liabilities (a)	25.3	0.2	26.1	0.4
AOCI Gain (Loss) Net of Tax	1.9	(16.5)	(5.2)	(17.2)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	2.3	(1.3)	(0.4)	(1.5)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the balance sheets.

As of June 30, 2016 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 138 months.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’
Condensed Balance Sheets

	June 30, 2016		December 31, 2015
	Interest Rate and Foreign Currency
Company	AOCI Gain (Loss) Net of Tax	Expected to be Reclassified to Net Income During the Next Twelve Months	AOCI Gain (Loss) Net of Tax	Expected to be Reclassified to Net Income During the Next Twelve Months
	(in millions)
APCo	$3.2	$0.7	$3.6	$0.7
I&M	(12.6)	(1.3)	(13.3)	(1.3)
OPCo	3.5	1.1	4.3	1.2
PSO	3.8	0.8	4.2	0.8
SWEPCo	(8.2)	(1.6)	(9.1)	(1.7)

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, additional amounts of collateral are required if certain credit ratings decline below a specified rating threshold.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  AEP, APCo, I&M, PSO and SWEPCo have not experienced a downgrade below a specified rating threshold that would require the posting of additional collateral.  There is no exposure relating to derivative contracts, however, there is exposure relating to RTOs, ISOs and non-derivative contracts. The following table represents the exposure if credit ratings were to decline below a specified rating threshold as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Amount of Collateral	Amount of		Amount of Collateral	Amount of
	That Would	Collateral		That Would	Collateral
	Have Been Required	Attributable to		Have Been Required	Attributable to
	to Post Attributable to	Other		to Post Attributable to	Other
Company	RTOs and ISOs	Contracts		RTOs and ISOs	Contracts
	(in millions)
AEP	$14.7	$289.7	(a)	$17.5	$297.8	(a)
APCo	1.1	—		4.9	0.1
I&M	0.8	—		3.3	0.1
PSO	4.5	3.2		—	3.2
SWEPCo	5.6	0.1		—	0.1

(a)
Represents the amount of collateral AEP subsidiaries would have been required to post for other significant non-derivative contracts including AGR jointly owned plant contracts and various other commodity related contacts.

Cross-Default Triggers (Applies to AEP, APCo and I&M)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount that the exposure has been reduced by cash collateral posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering contractual netting arrangements as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$251.6	$—	$200.4
APCo	2.0	—	1.9
I&M	1.3	—	1.3

	December 31, 2015
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$300.1	$0.8	$240.6
APCo	3.7	—	3.7
I&M	2.5	—	2.5

10.  FAIR VALUE MEASUREMENTS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of AEP’s Board of Directors. AEPSC's market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer. The Competitive Risk Committee consists of AEPSC’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.

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

The book values and fair values of Long-term Debt for the Registrants as of June 30, 2016 and December 31, 2015 are summarized in the following table:

	June 30, 2016		December 31, 2015
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$19,543.7	$22,443.2	$19,572.7	$21,201.3
APCo	4,044.5	4,910.6	3,930.7	4,416.7
I&M	2,430.3	2,745.8	2,000.0	2,193.6
OPCo	1,786.0	2,220.0	2,157.7	2,472.7
PSO	1,286.4	1,481.8	1,286.1	1,402.9
SWEPCo	2,272.8	2,555.0	2,273.5	2,417.2
Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and securities available for sale, including marketable securities that management intends to hold for less than one year and investments by its protected cell of EIS.

The following is a summary of Other Temporary Investments:

	June 30, 2016
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$188.5	$—	$—	$188.5
Fixed Income Securities – Mutual Funds	91.8	0.5	—	92.3
Equity Securities – Mutual Funds	14.0	12.1	—	26.1
Total Other Temporary Investments	$294.3	$12.6	$—	$306.9

	December 31, 2015
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$271.0	$—	$—	$271.0
Fixed Income Securities – Mutual Funds	91.1	—	(0.7)	90.4
Equity Securities – Mutual Funds	13.7	11.7	—	25.4
Total Other Temporary Investments	$375.8	$11.7	$(0.7)	$386.8

(a)	Primarily represents amounts held for the repayment of debt.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from Investment Sales	$—	$—	$—	$—
Purchases of Investments	0.6	0.4	1.0	0.8
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

As of June 30, 2016 and December 31, 2015, AEP had no Other Temporary Investments with an unrealized loss position.  As of June 30, 2016, fixed income securities were primarily debt based mutual funds with short and intermediate maturities.  Mutual funds may be sold and do not contain maturity dates.

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, see Note 3.

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

The following is a summary of nuclear trust fund investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$18.6	$—	$—	$168.3	$—	$—
Fixed Income Securities:
United States Government	748.9	62.2	(2.1)	731.1	35.9	(2.6)
Corporate Debt	66.0	6.3	(1.0)	57.9	3.2	(1.1)
State and Local Government	181.0	0.9	(0.7)	22.2	1.1	(0.3)
Subtotal Fixed Income Securities	995.9	69.4	(3.8)	811.2	40.2	(4.0)
Equity Securities - Domestic	1,181.5	605.5	(78.1)	1,126.9	571.6	(79.3)
Spent Nuclear Fuel and Decommissioning Trusts	$2,196.0	$674.9	$(81.9)	$2,106.4	$611.8	$(83.3)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from Investment Sales	$639.3	$287.6	$1,777.0	$515.8
Purchases of Investments	644.8	294.9	1,796.4	540.7
Gross Realized Gains on Investment Sales	12.2	7.6	28.0	18.8
Gross Realized Losses on Investment Sales	7.9	5.9	15.7	9.7

The adjusted cost of fixed income securities was $927 million and $771 million as of June 30, 2016 and December 31, 2015, respectively.  The adjusted cost of equity securities was $576 million and $555 million as of June 30, 2016 and December 31, 2015, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2016 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$169.7
1 year – 5 years	378.2
5 years – 10 years	193.3
After 10 years	254.7
Total	$995.9

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrants’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$11.0	$4.4	$—	$231.4	$246.8

Other Temporary Investments
Restricted Cash (a)	144.1	10.4	—	34.0	188.5
Fixed Income Securities – Mutual Funds	92.3	—	—	—	92.3
Equity Securities – Mutual Funds (b)	26.1	—	—	—	26.1
Total Other Temporary Investments	262.5	10.4	—	34.0	306.9

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	9.3	430.8	188.3	(248.2)	380.2
Cash Flow Hedges:
Commodity Hedges (c)	—	8.9	25.0	(5.6)	28.3
Fair Value Hedges	—	1.1	—	—	1.1
Total Risk Management Assets	9.3	440.8	213.3	(253.8)	409.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	8.1	—	—	10.5	18.6
Fixed Income Securities:
United States Government	—	748.9	—	—	748.9
Corporate Debt	—	66.0	—	—	66.0
State and Local Government	—	181.0	—	—	181.0
Subtotal Fixed Income Securities	—	995.9	—	—	995.9
Equity Securities – Domestic (b)	1,181.5	—	—	—	1,181.5
Total Spent Nuclear Fuel and Decommissioning Trusts	1,189.6	995.9	—	10.5	2,196.0

Total Assets	$1,472.4	$1,451.5	$213.3	$22.1	$3,159.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$13.7	$415.1	$57.1	$(258.9)	$227.0
Cash Flow Hedges:
Commodity Hedges (c)	—	24.0	6.9	(5.6)	25.3
Interest Rate/Foreign Currency Hedges	—	0.2	—	—	0.2
Total Risk Management Liabilities	$13.7	$439.3	$64.0	$(264.5)	$252.5

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

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$15.0	$—	$—	$0.1	$15.1

Risk Management Assets - Nonaffiliated and Affiliated
Risk Management Commodity Contracts (c) (g)	—	13.9	3.1	(11.6)	5.4

Total Assets:	$15.0	$13.9	$3.1	$(11.5)	$20.5

Liabilities:

Risk Management Liabilities - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$—	$14.0	$16.0	$(11.2)	$18.8

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

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets - Nonaffiliated and Affiliated
Risk Management Commodity Contracts (c) (g)	$—	$10.9	$3.8	$(9.4)	$5.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	8.1	—	—	10.5	18.6
Fixed Income Securities:
United States Government	—	748.9	—	—	748.9
Corporate Debt	—	66.0	—	—	66.0
State and Local Government	—	181.0	—	—	181.0
Subtotal Fixed Income Securities	—	995.9	—	—	995.9
Equity Securities - Domestic (b)	1,181.5	—	—	—	1,181.5
Total Spent Nuclear Fuel and Decommissioning Trusts	1,189.6	995.9	—	10.5	2,196.0

Total Assets	$1,189.6	$1,006.8	$3.8	$1.1	$2,201.3

Liabilities:

Risk Management Liabilities - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$—	$13.7	$0.3	$(10.0)	$4.0

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

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$—	$—	$—	$27.2	$27.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	—	—	0.1

Total Assets	$—	$0.1	$—	$27.2	$27.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$14.6	$(0.1)	$14.7

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

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$1.2	$(0.1)	$1.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$0.1	$(0.2)	$—

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

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$10.8	$—	$—	$3.2	$14.0

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	1.5	(0.2)	1.4

Total Assets	$10.8	$0.1	$1.5	$3.0	$15.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.9	$0.1	$(0.3)	$2.7

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

(d)
The June 30, 2016 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(5) million in periods 2017-2019;  Level 2 matures $5 million in 2016, $9 million in periods 2017-2019 and $2 million in periods 2020-2021;  Level 3 matures $5 million in 2016, $30 million in periods 2017-2019, $20 million in periods 2020-2021 and $76 million in periods 2022-2032.  Risk management commodity contracts are substantially comprised of power contracts.

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

(g)	Substantially comprised of power contracts for the Registrant Subsidiaries.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2016	$141.3	$2.6	$3.7	$(10.9)	$0.6	$0.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	16.0	8.6	3.5	(0.2)	(0.4)	2.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	2.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	17.3	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(17.5)	(6.8)	(4.6)	1.7	(0.2)	(3.5)
Transfers into Level 3 (e) (f)	8.2	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	(18.9)	(17.3)	0.9	(5.2)	1.1	1.5
Balance as of June 30, 2016	$149.3	$(12.9)	$3.5	$(14.6)	$1.1	$1.4

Three Months Ended June 30, 2015	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2015	$130.6	$6.0	$5.6	$45.9	$(0.7)	$(1.2)
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	2.2	(1.4)	(0.8)	0.7	0.8	4.2
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	12.4	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(15.9)	(1.6)	(2.3)	(1.7)	(0.1)	(3.0)
Transfers into Level 3 (e) (f)	41.6	—	—	—	—	—
Transfers out of Level 3 (f) (g)	(1.8)	1.2	0.8	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	34.0	29.6	8.5	(7.2)	1.7	2.0
Balance as of June 30, 2015	$203.1	$33.8	$11.8	$37.7	$1.7	$2.0

Six Months Ended June 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2015	$146.9	$11.7	$4.3	$15.9	$0.6	$0.8
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	41.3	25.1	6.7	(1.4)	(1.0)	7.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	24.8	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	18.8	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(60.0)	(34.5)	(9.2)	3.1	0.4	(8.4)
Transfers into Level 3 (e) (f)	8.1	—	—	—	—	—
Transfers out of Level 3 (f) (g)	10.9	0.1	0.1	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	(41.5)	(15.3)	1.6	(32.2)	1.1	1.3
Balance as of June 30, 2016	$149.3	$(12.9)	$3.5	$(14.6)	$1.1	$1.4

Six Months Ended June 30, 2015	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2014	$150.8	$15.8	$14.7	$48.4	$(0.3)	$(0.5)
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	11.8	1.2	(0.9)	1.6	(0.2)	9.2
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	51.4	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(1.9)	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(54.1)	(15.0)	(11.3)	(8.4)	0.5	(8.7)
Transfers into Level 3 (e) (f)	20.8	—	—	—	—	—
Transfers out of Level 3 (f) (g)	(14.1)	1.2	0.8	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	38.4	30.6	8.5	(3.9)	1.7	2.0
Balance as of June 30, 2015	$203.1	$33.8	$11.8	$37.7	$1.7	$2.0

(a)	Includes both affiliated and nonaffiliated transactions.

(b)	Included in revenues on the statements of income.

(c)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(d)	Represents the settlement of risk management commodity contracts for the reporting period.

(e)	Represents existing assets or liabilities that were previously categorized as Level 2.

(f)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(g)	Represents existing assets or liabilities that were previously categorized as Level 3.

(h)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of June 30, 2016 and December 31, 2015:

Significant Unobservable Inputs
June 30, 2016
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$206.6	$44.2	Discounted Cash Flow	Forward Market Price (a)	$9.32	$162.36	$46.01
				Counterparty Credit Risk (b)	172	437	NA
FTRs	6.7	19.8	Discounted Cash Flow	Forward Market Price (a)	$(7.12)	$7.75	$0.71
Total	$213.3	$64.0

Significant Unobservable Inputs
December 31, 2015
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$212.3	$70.3	Discounted Cash Flow	Forward Market Price (a)	$9.69	$165.36	$36.35
				Counterparty Credit Risk (b)	670
FTRs	8.4	3.5	Discounted Cash Flow	Forward Market Price (a)	$(6.99)	$10.34	$1.10
Total	$220.7	$73.8

Significant Unobservable Inputs
June 30, 2016
APCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$3.0	$0.4	Discounted Cash Flow	Forward Market Price	$10.20	$50.27	$35.25
FTRs	0.1	15.6	Discounted Cash Flow	Forward Market Price	(0.18)	7.63	1.85
Total	$3.1	$16.0

Significant Unobservable Inputs
December 31, 2015
APCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$7.9	$0.2	Discounted Cash Flow	Forward Market Price	$12.61	$47.24	$32.38
FTRs	4.3	0.3	Discounted Cash Flow	Forward Market Price	(6.96)	8.43	1.34
Total	$12.2	$0.5

Significant Unobservable Inputs
June 30, 2016
I&M

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$2.0	$0.2	Discounted Cash Flow	Forward Market Price	$10.20	$50.27	$35.25
FTRs	1.8	0.1	Discounted Cash Flow	Forward Market Price	(7.12)	7.63	0.82
Total	$3.8	$0.3

Significant Unobservable Inputs
December 31, 2015
I&M

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$6.0	$0.2	Discounted Cash Flow	Forward Market Price	$12.61	$47.24	$32.38
FTRs	0.3	1.8	Discounted Cash Flow	Forward Market Price	(6.96)	8.43	1.34
Total	$6.3	$2.0

Significant Unobservable Inputs
June 30, 2016
OPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$14.6	Discounted Cash Flow	Forward Market Price (a)	$28.26	$162.36	$83.20
				Counterparty Credit Risk (b)	172
Total	$—	$14.6

Significant Unobservable Inputs
December 31, 2015
OPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
Energy Contracts	$16.0	$0.1	Discounted Cash Flow	Forward Market Price	$41.61	$165.36	$86.84

Significant Unobservable Inputs
June 30, 2016
PSO

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$1.2	$0.1	Discounted Cash Flow	Forward Market Price	$(7.10)	$0.22	$(0.34)

Significant Unobservable Inputs
December 31, 2015
PSO

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.7	$0.1	Discounted Cash Flow	Forward Market Price	$(6.96)	$8.43	$1.34

Significant Unobservable Inputs
June 30, 2016
SWEPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$1.5	$0.1	Discounted Cash Flow	Forward Market Price	$(7.10)	$0.22	$(0.34)

Significant Unobservable Inputs
December 31, 2015
SWEPCo

				Significant	Forward Price Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.9	$0.1	Discounted Cash Flow	Forward Market Price	$(6.96)	$8.43	$1.34

(a)	Represents market prices in dollars per MWh.

(b)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.
NA    Not applicable.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of June 30, 2016 and December 31, 2015:

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

Valuation Allowance (Applies to AEP)

AEP assesses available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate tax character will be generated to realize the benefits of existing deferred tax assets. When the evaluation of the evidence indicates that AEP will not be able to realize the benefits of existing deferred tax assets, a valuation allowance is recorded to reduce existing deferred tax assets to the net realizable amount. Objective negative evidence evaluated includes whether AEP has a history of recognizing income of the character which can be offset by capital loss carryforwards. Other objective negative evidence evaluated is the impact recently enacted federal tax legislation will have on future taxable income and on AEP’s ability to benefit from the carryforward of charitable contribution deductions. On the basis of this evaluation, AEP recorded a change in the valuation allowance in the second quarter of 2016. The change related to the reversal of a $56 million unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS. A $62 million decrease in AEP’s unrecognized tax benefit associated with this transaction was also recorded in the second quarter of 2016.

A valuation allowance of $75 million has been recorded against AEP’s deferred tax asset balance as of June 30, 2016. The valuation allowance reflects management’s assessment of the amount of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets realizable; however, could be adjusted if estimates of future taxable income are materially impacted during the carryforward period.

Federal and State Income Tax Audit Status

AEP and subsidiaries are no longer subject to U.S. federal examination for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. AEP and subsidiaries received a Revenue Agents Report in April 2016, completing the 2011 through 2013 audit cycle indicating an agreed upon audit. However, the audit is awaiting final approval by the Congressional Joint Committee on Taxation. Although the outcome of tax audits are uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, the Registrants accrue interest on these uncertain tax positions.  Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

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

State Tax Legislation (Applies to AEP, PSO and SWEPCo)

In March 2016, the Texas Comptroller of Public Accounts issued clarifying guidance regarding the treatment of transmission and distribution expenses included in the computation of taxable income for purposes of calculating the Texas gross margins tax. The guidance clarified which specific transmission and distribution expenses are included in the computation of the cost of goods sold deduction. This guidance resulted in a net favorable adjustment to net income of $21 million, $2 million and $9 million during the first six months of 2016 for AEP, PSO and SWEPCo, respectively.

In March 2016, Louisiana enacted several tax bills impacting income taxes, franchise taxes and sales taxes. The income tax provisions limit the use of Louisiana net operating losses and the sales tax provisions increase the sales tax rate and suspend or eliminate certain exemptions. The legislation is not expected to materially impact net income or cash flows.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding as of June 30, 2016 and December 31, 2015:

Type of Debt	June 30, 2016	December 31, 2015
	(in millions)
Senior Unsecured Notes	$13,679.4	$13,629.1
Pollution Control Bonds	1,724.2	1,784.8
Notes Payable	297.1	264.7
Securitization Bonds	1,837.0	2,024.0
Spent Nuclear Fuel Obligation (a)	265.9	265.6
Other Long-term Debt	1,740.1	1,604.5
Total Long-term Debt Outstanding	19,543.7	19,572.7
Long-term Debt Due Within One Year	2,006.3	1,831.8
Long-term Debt	$17,537.4	$17,740.9

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $309 million and $309 million as of June 30, 2016 and December 31, 2015, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2016 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in millions)	(%)
APCo	Pollution Control Bonds	$125.3	Variable	2016
APCo	Other Long-term Debt	125.0	Variable	2019
I&M	Senior Unsecured Notes	400.0	4.55	2046
I&M	Notes Payable	87.9	Variable	2020

Non-Registrant:
Transource Missouri	Other Long-term Debt	11.5	Variable	2018
Total Issuances		$749.7

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
APCo	Pollution Control Bonds	$125.3	Variable	2016
APCo	Securitization Bonds	11.2	2.008	2024
I&M	Notes Payable	0.8	Variable	2016
I&M	Notes Payable	0.5	2.12	2016
I&M	Notes Payable	10.9	Variable	2017
I&M	Notes Payable	19.3	Variable	2019
I&M	Notes Payable	21.3	Variable	2019
I&M	Other Long-term Debt	0.7	6.00	2025
OPCo	Securitization Bonds	22.8	0.958	2018
OPCo	Senior Unsecured Notes	350.0	6.00	2016
PSO	Other Long-term Debt	0.2	3.00	2027
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
AEGCo	Senior Unsecured Notes	3.7	6.33	2037
AEP Subsidiaries	Notes Payable	1.0	Variable	2017
AGR	Pollution Control Bonds	60.0	Variable	2016
TCC	Securitization Bonds	44.2	6.25	2016
TCC	Securitization Bonds	83.7	5.17	2018
TCC	Securitization Bonds	26.9	0.88	2017
Total Retirements and Principal Payments		$784.1

In July 2016, PSO issued $50 million of 3.05% Senior Unsecured Notes due in 2026 and $100 million of 4.11% Senior Unsecured Notes due in 2046.

In July 2016, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2016, OPCo retired $23 million of Securitization Bonds.

In July 2016, TCC retired $65 million of Securitization Bonds.

In July 2016, TCC retired its variable rate $100 million Other Long-term Debt due in 2016 and issued $125 million of variable rate Other Long-term Debt due in 2019.

In July 2016, TNC retired its variable rate $75 million Other Long-term Debt due in 2016 and issued $75 million of variable rate Other Long-term Debt due in 2019.

As of June 30, 2016, trustees held, on behalf of AEP, $614 million of their reacquired Pollution Control Bonds. Of this total, $40 million and $345 million related to I&M and OPCo, respectively.

Dividend Restrictions

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization of the company distributing the dividend. The method for calculating outstanding debt and capitalization is contractually defined in the credit agreements. As of June 30, 2016, none of AEP’s retained earnings were restricted for the purpose of the payment of dividends.

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

The Federal Power Act prohibits the utility subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.” Additionally, the Federal Power Act creates a reserve on earnings attributable to hydroelectric generation plants. Because of their ownership of such plants, this reserve applies to AGR, APCo and I&M. As of June 30, 2016, these restrictions did not limit the ability of the subsidiaries to pay dividends out of retained earnings.

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries, and a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2016 and December 31, 2015 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the six months ended June 30, 2016 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	June 30, 2016	Limit
	(in millions)
APCo	$286.9	$25.7	$198.1	$25.1	$(121.3)	$600.0
I&M	369.1	97.6	171.7	25.6	1.0	500.0
OPCo	216.9	379.2	184.0	265.5	(177.1)	400.0
PSO	9.6	91.0	5.1	32.1	33.5	300.0
SWEPCo	249.4	—	181.9	—	(155.1)	350.0

The activity in the above table does not include short-term lending activity of SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC, which is a participant in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of June 30, 2016 and December 31, 2015 are included in Advances to Affiliates on SWEPCo’s balance sheets. For the six months ended June 30, 2016, Mutual Energy SWEPCo, LLC had the following activity in the Nonutility Money Pool:

Maximum	Average	Loans
Loans	Loans	to the Nonutility
to the Nonutility	to the Nonutility	Money Pool as of
Money Pool	Money Pool	June 30, 2016
(in millions)
$2.0	$2.0	$2.0

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Six Months Ended June 30,
	2016	2015
Maximum Interest Rate	0.84%	0.59%
Minimum Interest Rate	0.69%	0.39%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the six months ended June 30, 2016 and 2015 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from the Utility Money Pool for		to the Utility Money Pool for
	Six Months Ended June 30,		Six Months Ended June 30,
Company	2016	2015	2016	2015
APCo	0.75%	0.45%	0.75%	0.46%
I&M	0.72%	0.47%	0.75%	0.47%
OPCo	0.79%	—%	0.74%	0.47%
PSO	0.76%	0.49%	0.73%	0.47%
SWEPCo	0.75%	0.46%	—%	0.49%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool for the six months ended June 30, 2016 are summarized for Mutual Energy SWEPCo, LLC in the following table:

Maximum	Minimum	Average
Interest Rate	Interest Rate	Interest Rate
for Funds	for Funds	for Funds
Loaned to	Loaned to	Loaned to
the Nonutility	the Nonutility	the Nonutility
Money Pool	Money Pool	Money Pool
0.84%	0.69%	0.75%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

	June 30, 2016		December 31, 2015
Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$651.0	0.61%	$675.0	0.30%
Commercial Paper	1,409.3	0.84%	125.0	0.81%
Total Short-term Debt	$2,060.3		$800.0

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in June 2018.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.63%	0.27%	0.61%	0.27%
Net Uncollectible Accounts Receivable Written Off	$4.1	$6.3	$9.8	$12.9

	June 30, 2016	December 31, 2015
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$963.2	$924.8
Total Principal Outstanding	651.0	675.0
Delinquent Securitized Accounts Receivable	45.0	48.3
Bad Debt Reserves Related to Securitization of Accounts Receivable	25.8	17.5
Unbilled Receivables Related to Securitization of Accounts Receivable	372.5	357.8

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Sale of Receivables – AEP Credit (Applies to Registrant Subsidiaries)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables.  APCo does not have regulatory authority to sell its West Virginia accounts receivable.  The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income.  The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of June 30, 2016 and December 31, 2015 was as follows:

Company	June 30, 2016	December 31, 2015
	(in millions)
APCo	$125.0	$135.4
I&M	140.4	134.8
OPCo	364.0	351.4
PSO	137.5	116.1
SWEPCo	167.2	151.8

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$2.0	$1.6	$3.8	$4.0
I&M	1.7	2.1	3.6	4.4
OPCo	7.4	6.7	15.3	14.7
PSO	1.5	1.3	2.9	2.7
SWEPCo	1.7	1.6	3.2	3.3

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$325.5	$330.6	$709.9	$760.2
I&M	384.1	371.1	772.2	790.6
OPCo	613.7	563.4	1,260.3	1,278.4
PSO	309.2	311.9	581.3	614.4
SWEPCo	387.4	381.1	723.5	754.3

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

Consolidated Variable Interests Entities

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended June 30, 2016 and 2015 were $44 million and $41 million, respectively, and for the six months ended June 30, 2016 and 2015 were $85 million and $83 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended June 30, 2016 and 2015 were $25 million and $34 million, respectively, and for the six months ended June 30, 2016 and 2015 were $54 million and $57 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation. Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant. Therefore, TCC is required to consolidate Transition Funding. The securitized bonds totaled $1.3 billion and $1.5 billion as of June 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets.  Transition Funding has securitized transition assets of $1.2 billion and $1.3 billion as of June 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized transition assets. The bondholders have no recourse to TCC or any other AEP entity. TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Transition Funding’s assets and liabilities on the balance sheets.

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo’s equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $163 million and $185 million as of June 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets. Ohio Phase-in-Recovery Funding has securitized assets of $74 million and $86 million as of June 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO. In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding’s securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Ohio Phase-in-Recovery Funding’s assets and liabilities on OPCo’s balance sheets.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $331 million and $342 million as of June 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $317 million and $328 million as of June 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding’s securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s balance sheets.

AEP Credit is a wholly-owned subsidiary of Parent. AEP Credit purchases, without recourse, accounts receivable from certain utility subsidiaries of AEP to reduce working capital requirements. AEP provides a minimum of 5% equity and up to 20% of AEP Credit’s short-term borrowing needs in excess of third party financings. Any third party financing of AEP Credit only has recourse to the receivables securitized for such financing. Based on AEP’s control of AEP Credit, management concluded that AEP is the primary beneficiary and is required to consolidate AEP Credit. See the tables below for the classification of AEP Credit’s assets and liabilities on the balance sheets. See “Sale of Receivables - AEP Credit” section of Note 12.

AEP’s subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance. AEP’s subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the three months ended June 30, 2016 and 2015 was $147 thousand and $167 thousand, respectively, and for the six months ended June 30, 2016 and 2015 was $13 million and $14 million, respectively.  See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

Transource Energy was formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. AEP has equity and voting ownership of 86.5% with the other owner having 13.5% interest. Management has concluded that Transource Energy is a VIE and that AEP is the primary beneficiary because AEP has the power to direct the most significant activities of the entity and AEP’s equity interest could potentially be significant. Therefore, AEP is required to consolidate Transource Energy. In January 2014, Transource Missouri (a wholly-owned subsidiary of Transource Energy) acquired transmission assets from the non-controlling owner and issued debt and received a capital contribution to fund the acquisition. The majority of Transource Energy’s activity resulted from the asset acquisition, construction projects, debt issuance and capital contribution. AEP has provided capital contributions to Transource Energy of $26 million and $47 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. AEP and the other owner of Transource Energy are required to ensure a specific equity level in Transource Missouri upon completion of projects or if a project is abandoned by the RTO. See the tables below for the classification of Transource Energy’s assets and liabilities on the balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated. These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
June 30, 2016

	Registrant Subsidiaries						Other Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	TCC Transition Funding		Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$59.9	$108.0	$30.1		$18.9		$964.3	$177.1		$167.9	$15.6
Net Property, Plant and Equipment	136.9	193.8	—		—		—	—		—	278.6
Other Noncurrent Assets	63.5	103.0	139.2	(a)	320.5	(b)	9.6	1,271.2	(c)	1.3	5.7
Total Assets	$260.3	$404.8	$169.3		$339.4		$973.9	$1,448.3		$169.2	$299.9

LIABILITIES AND EQUITY
Current Liabilities	$34.9	$96.2	$46.9		$27.2		$873.6	$244.9		$41.6	$38.4
Noncurrent Liabilities	225.0	308.6	121.1		310.9		0.5	1,185.3		82.6	125.7
Equity	0.4	—	1.3		1.3		99.8	18.1		45.0	135.8
Total Liabilities and Equity	$260.3	$404.8	$169.3		$339.4		$973.9	$1,448.3		$169.2	$299.9

(a)	Includes an intercompany item eliminated in consolidation of $65.4 million.

(b)	Includes an intercompany item eliminated in consolidation of $3.8 million.

(c)	Includes an intercompany item eliminated in consolidation of $64.9 million.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
December 31, 2015

	Registrant Subsidiaries						Other Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	TCC Transition Funding		Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$61.7	$91.1	$31.2		$18.5		$925.7	$234.1		$165.3	$10.8
Net Property, Plant and Equipment	147.0	159.9	—		—		—	—		—	227.2
Other Noncurrent Assets	61.8	84.6	162.0	(a)	332.0	(b)	6.4	1,365.7	(c)	1.9	5.5
Total Assets	$270.5	$335.6	$193.2		$350.5		$932.1	$1,599.8		$167.2	$243.5

LIABILITIES AND EQUITY
Current Liabilities	$47.7	$84.8	$47.3		$27.1		$855.1	$291.7		$41.8	$36.6
Noncurrent Liabilities	222.3	250.8	144.6		321.5		0.3	1,290.0		83.9	113.0
Equity	0.5	—	1.3		1.9		76.7	18.1		41.5	93.9
Total Liabilities and Equity	$270.5	$335.6	$193.2		$350.5		$932.1	$1,599.8		$167.2	$243.5

(a)	Includes an intercompany item eliminated in consolidation of $76.1 million.

(b)	Includes an intercompany item eliminated in consolidation of $4.0 million.

(c)	Includes an intercompany item eliminated in consolidation of $68.2 million.

Non-Consolidated Significant Variable Interests

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended June 30, 2016 and 2015 were $13 million and $15 million, respectively, and for the six months ended June 30, 2016 and 2015 were $28 million and $29 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

SWEPCo’s investment in DHLC was:

	June 30, 2016		December 31, 2015
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	9.9	9.9	7.7	7.7
SWEPCo’s Guarantee of Debt	—	86.5	—	82.9
Total Investment in DHLC	$17.5	$104.0	$15.3	$98.2

AEP and FirstEnergy Corp. (FirstEnergy) have a joint venture in Potomac-Appalachian Transmission Highline, LLC (PATH). PATH is a series limited liability company and was created to construct, through its operating companies, a high-voltage transmission line project in the PJM region.  PATH consists of the “West Virginia Series (PATH-WV),” owned equally by subsidiaries of FirstEnergy and AEP, and the “Allegheny Series” which is 100% owned by a subsidiary of FirstEnergy.  Provisions exist within the PATH-WV agreement that make it a VIE.  AEP has no interest or control in the “Allegheny Series”.  AEP is not required to consolidate PATH-WV as AEP is not the primary beneficiary, although AEP holds a significant variable interest in PATH-WV.  AEP’s equity investment in PATH-WV is included in Deferred Charges and Other Noncurrent Assets on the balance sheets.  AEP and FirstEnergy share the returns and losses equally in PATH-WV.  AEP’s subsidiaries and FirstEnergy’s subsidiaries provide services to the PATH companies through service agreements.  The entities recover costs through regulated rates.

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

AEP’s investment in PATH-WV was:

	June 30, 2016		December 31, 2015
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$18.8	$18.8	$18.8	$18.8
Retained Earnings	2.2	2.2	2.2	2.2
Total Investment in PATH-WV	$21.0	$21.0	$21.0	$21.0

As of June 30, 2016, AEP’s $21 million investment in PATH-WV was included in Deferred Charges and Other Noncurrent Assets on the balance sheet.  If AEP cannot ultimately recover the investment related to PATH-WV, it could reduce future net income and cash flows.

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$53.9	$52.7	$110.4	$101.0
I&M	30.1	31.1	65.0	64.6
OPCo	39.4	40.9	83.8	80.1
PSO	25.0	24.4	53.5	48.0
SWEPCo	33.0	31.9	69.8	63.4

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	June 30, 2016		December 31, 2015
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
APCo	$19.5	$19.5	$25.8	$25.8
I&M	11.1	11.1	16.6	16.6
OPCo	14.4	14.4	23.3	23.3
PSO	9.0	9.0	12.6	12.6
SWEPCo	12.5	12.5	16.4	16.4

AEGCo, a wholly-owned subsidiary of AEP, is consolidated by AEP. AEGCo owns a 50% ownership interest in Rockport Plant, Unit 1, leases a 50% interest in Rockport Plant, Unit 2 and owns 100% of the Lawrenceburg Generating Station. AEGCo sells all the output from the Rockport Plant to I&M and KPCo.  AEGCo has a Unit Power Agreement associated with the Lawrenceburg Generating Station which was assigned by OPCo to AGR effective January 1, 2014.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M and KPCo, this financing would be provided by AEP. Total billings to I&M from AEGCo for the three months ended June 30, 2016 and 2015 were $56 million and $60 million, respectively, and for the six months ended June 30, 2016 and 2015 were $101 million and $115 million, respectively. The carrying amount of I&M’s liabilities associated with AEGCo as of June 30, 2016 and December 31, 2015 was $18 million and $17 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liability. For additional information regarding AEGCo’s lease, see “Rockport Lease” section of Note 13 in the 2015 Annual Report.

CONTROLS AND PROCEDURES

During the second quarter of 2016, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2016, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risk factors.  As of June 30, 2016, the risk factors appearing in the 2015 Form 10-K under the headings set forth below are supplemented and updated as follows:

AEP’s financial performance may be adversely affected if the merchant generation fleet is not profitable or loses value. (Applies to AEP)

Management is evaluating strategic alternatives for AEP’s merchant generation fleet, which primarily consists of AGR’s generation fleet which operates in PJM.  Management has not made a decision regarding the potential alternatives, which may include, but are not limited to, continued ownership of the merchant generation fleet or a sale of the merchant generation fleet.  In March 2016, AEP initiated a process to explore the sale of Darby, Gavin, Lawrenceburg and Waterford Plants totaling 5,326 MWs.  Management has not made a decision regarding the potential alternatives for the remaining 2,732 MW’s of the merchant fleet, nor have they set a specific time frame for a decision.  These alternatives could result in a loss which could reduce future net income and cash flow and harm financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Mine Safety Disclosures

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. SWEPCo, through its ownership of DHLC was subject to the provisions of the Mine Act for the quarter ended June 30, 2016. AGR and KPCo, through their former joint ownership of the Conner Run fly ash impoundment, were subject to the provisions of the Mine Act for the quarter ended March 31, 2016. AGR and KPCo are no longer subject to the provisions of the Mine Act for the quarter ended June 30, 2016 as Conner Run’s ownership was transferred to Consolidation Coal Company in the fourth quarter of 2015 and the federal mine identification number was transferred in the first quarter of 2016.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC and Conner Run under the Mine Act for the quarter ended June 30, 2016.

Item 5.  Other Information

None

Item 6.  Exhibits

4(c) – Fourth Amended and Restated Credit Agreement dated June 30, 2016

4(d) – Third Amended and Restated Credit Agreement dated June 30, 2016

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

Date:  July 28, 2016