Form 10-Q
period 2016-09-30
AMERICAN ELECTRIC POWER CO INC; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; INDIANA MICHIGAN POWER CO; APPALACHIAN POWER CO
filed 2016-11-02
CIK 4904, 92487, 81027, 73986, 50172, 6879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2016
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

Number of shares of common stock outstanding of the Registrants as of
November 1, 2016

American Electric Power Company, Inc.	491,711,533
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2016

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	50

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	57
Condensed Consolidated Financial Statements	61

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	68
Condensed Consolidated Financial Statements	73

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	80
Condensed Consolidated Financial Statements	85

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	92
Condensed Financial Statements	95

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	102
Condensed Consolidated Financial Statements	107

Index of Condensed Notes to Condensed Financial Statements of Registrants	113

Controls and Procedures	208

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	209
Item 1A.	Risk Factors	209
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	209
Item 4.	Mine Safety Disclosures	209
Item 5.	Other Information	209
Item 6.	Exhibits:	210
	Exhibit 10(a)
	Exhibit 10(b)
	Exhibit 10(c)
	Exhibit 10(d)
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		211

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
AEPEP
AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in the deregulated Ohio and Texas market.

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

APSC	Arkansas Public Service Commission.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,191 MW nuclear plant owned by I&M.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel VI LLC, DCC Fuel VII, DCC Fuel VIII and DCC Fuel IX, consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
Desert Sky	Desert Sky Wind Farm, a 160.5 MW wind electricity generation facility located on Indian Mesa in Pecos County, Texas.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.

i

Term	Meaning

ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETT	Electric Transmission Texas, LLC, an equity interest joint venture between Parent and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FAC	Fuel Adjustment Clause.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
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

OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PIRR	Phase-In Recovery Rider.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Power Purchase and Sale Agreement.
Price River	Rights and interests in certain coal reserves located in Carbon County, Utah.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.

Term	Meaning

PUCT	Public Utility Commission of Texas.
Putnam	Rights and interests in certain coal reserves located in Putnam, Mason and Jackson Counties, West Virginia.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
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

Transource Missouri	A 100% wholly-owned subsidiary of Transource Energy.
Trent	Trent Wind Farm, a 150 MW wind electricity generation facility located between Abilene and Sweetwater in West Texas.
Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the third quarter of 2016 decreased by 0.5% from the third quarter of 2015. AEP’s third quarter 2016 industrial sales decreased 2.6% compared to the third quarter of 2015 primarily due to decreased sales to customers in the manufacturing sector. Weather-normalized residential sales increased by 1.2% and commercial sales decreased by 0.5% in the third quarter of 2016, respectively, from the third quarter of 2015.

AEP’s weather-normalized retail sales volumes for the nine months ended September 30, 2016 decreased by 0.4% compared to the nine months ended September 30, 2015. AEP’s industrial sales volumes for the nine months ended September 30, 2016 decreased 1.9% compared to the nine months ended September 30, 2015 primarily due to decreased sales to customers in the manufacturing sector. Weather-normalized residential and commercial sales increased by 0.5% and 0.4%, respectively, for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is effective April 2016 through May 2024, subject to audit and review by the PUCO. The stipulation agreement, as approved, included (a) an Affiliate PPA between OPCo and AGR to be included in the PPA rider, (b) OPCo’s OVEC PPA to be included in the PPA rider, (c) potential additional contingent customer credits of up to $100 million to be included in the PPA rider over the final four years of the PPA rider and (d) the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider. Additionally, subject to cost recovery and PUCO approval, OPCo agreed to develop and implement, by 2021, a solar energy project(s) of at least 400 MW and a wind energy project(s) of at least 500 MW, with 100% of all output to be received by OPCo. AEP affiliates could own up to 50% of these solar and wind projects. OPCo agreed to file a carbon reduction plan with the PUCO by December 2016 that will focus on fuel diversification and carbon emission reductions.

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

OPCo has the option to exercise its right to withdraw from the PPA stipulation if the PUCO does not accept the requested modifications.

Consistent with the terms of the modified and approved stipulation agreement, in May 2016, OPCo filed an amended ESP that proposed to extend the ESP through May 2024. The amended ESP included (a) an extension of the PPA rider, which includes only OPCo’s entitlements to its ownership percentage of OVEC, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s Distribution Investment Rider and (e) the addition of various new riders, including a Generation Resource Rider. Based upon a September 2016 PUCO order, OPCo will refile its ESP extension application and supporting testimony in November 2016.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

Ohio Electric Security Plan Filings

2009 - 2011 ESP

In 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo appealed that PUCO order to the Supreme Court of Ohio claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital (WACC) rate. In 2015, the Supreme Court of Ohio issued a decision that reversed the PUCO order on the carrying cost rate issue and remanded the matter back to the PUCO for reinstatement of the WACC rate. In June 2016, the PUCO approved OPCo’s proposed increase to the PIRR rates, in accordance with the Supreme Court of Ohio ruling. The increase to PIRR rates included $146 million in additional carrying charges and the recovery of $40 million in additional under-recovered fuel costs resulting from a decrease in customer demand. The increase is effective July 2016 through December 2018. In July 2016, intervenors filed requests for rehearing with the PUCO, which the PUCO granted in August 2016.

If the PUCO determines after rehearing that the additional PIRR carrying charges are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012. The RSR was collected from customers at $3.50/MWh through May 2014 and at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April 2015, the PUCO issued an order that modified and approved OPCo’s July 2014 application to collect the unrecovered portion of the deferred capacity costs. As of September 30, 2016, OPCo’s net deferred capacity costs balance was $239 million, including debt carrying costs. In April 2016, the second Supreme Court of Ohio opinion rejected a portion of OPCo’s RSR revenues collected during the period September 2012 through May 2015 and directed the PUCO to reduce OPCo’s deferred capacity costs by these previously collected RSR revenues. The Supreme Court of Ohio was not able to determine the amount of the reduction to OPCo’s deferred capacity costs and remanded the issue to the PUCO to determine the appropriate reduction. As directed by the PUCO, in May 2016, OPCo submitted revised RSR tariffs that reflect the RSR being collected subject to refund.

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

Due to the interrelated nature of the two Supreme Court of Ohio opinions that directly relate to OPCo’s deferred capacity costs, management believes that the PUCO will rule upon these issues together. Further, management believes that the net impact of these issues will not result in a material future reduction of OPCo’s net income. The recovery of fixed fuel costs will be addressed in a separate hearing scheduled for January 2017. See “2012 and 2013 Fuel Adjustment Clause Audits” section of Note 4.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

Merchant Generation Assets

In September 2016, AEP signed an agreement to sell Darby, Gavin, Lawrenceburg and Waterford Plants (“Disposition Plants”) totaling 5,326 MWs of competitive generation for approximately $2.2 billion to a nonaffiliated party. The sale is subject to regulatory approvals from the FERC, the IURC and federal clearance pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). In October 2016, the Federal Trade Commission granted the sale early termination of the HSR waiting period thereby satisfying the HSR conditions to close the transaction. As of September 30, 2016, the net book value of these assets, including related materials and supplies inventory and CWIP, was $1.8 billion. AEP expects to receive net proceeds of approximately $1.2 billion in cash after taxes, debt retirement and transaction fees. AEP is evaluating options to invest these proceeds, including reinvestment in regulated businesses and renewable energy projects and additional debt retirement. The sale is expected to close in the first quarter of 2017. An after tax gain of approximately $150 million is expected from the sale subject to inventory true-ups, income tax and other adjustments.

The assets and liabilities included in the sale transaction have been recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the balance sheet as of September 30, 2016. See “Assets and Liabilities Held for Sale” section of Note 6 for additional information.

In September 2016, due to AEP’s ongoing evaluation of strategic alternatives for its merchant generation assets, declining forecasts of future energy and capacity prices, and a decreasing likelihood of cost recovery through regulatory proceedings or legislation in the state of Ohio providing for the recovery of AEP’s existing Ohio merchant generation assets, AEP performed an impairment analysis at the unit level on the remaining merchant generation assets in accordance with accounting guidance for impairments of long-lived assets. The evaluation was performed using generating unit specific estimated future cash flows and resulted in a material impairment of certain merchant generation fleet assets. As a result, AEP recorded a pretax impairment of $2.3 billion ($1.5 billion, net of tax) in Asset Impairments and Other Related Charges on the statement of operations related to 2,684 MWs of Ohio merchant generation including Cardinal Unit 1, 43.5% ownership interest in Conesville Unit 4, Conesville Units 5-6, 26.0% ownership interest in Stuart Units 1-4, and 25.4% ownership interest in Zimmer Unit 1, as well as Putnam coal and I&M’s Price River coal reserves, Desert Sky and Trent Wind Farms and the merchant generation portion of the Oklaunion Plant. As of September 30, 2016, the remaining net book value of these assets is $50 million. See “Merchant Generating Assets (Generation & Marketing Segment)” section of Note 6 for additional information.

Management continues to evaluate potential alternatives for the remaining merchant generation assets. These potential alternatives may include, but are not limited to, propose restructuring of Ohio electricity regulations to allow certain of these assets to be acquired by OPCo for the benefit of its customers, transfer or sale of AEP’s ownership interests, or a wind down of merchant coal-fired generation fleet operations. AEP is also continuing a separate strategic review and evaluating alternatives related to the 48 MW Racine Hydroelectric Plant. Management has not set a specific time frame for a decision on these assets. These alternatives could result in additional losses which could reduce future net income and cash flows and impact financial condition.

Renewable Generation Portfolio

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

AEP has formed two new subsidiaries within the Generation & Marketing segment to further develop its renewable portfolio.  AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies.  AEP OnSite Partners, LLC pursues projects where a suitable termed agreement is entered into with a credit-worthy counterparty.  AEP Renewables, LLC develops and/or acquires large scale renewable generation projects that are backed with long-term contracts with credit-worthy counterparties. These subsidiaries have approximately 4 MW of renewable generation projects in operation and 56 MW of renewable generation projects under construction with an estimated financial commitment of approximately $119 million. As of September 30, 2016, $49 million of costs have been incurred related to these projects.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MW) of the Turk Plant and operates the facility.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana, and through SWEPCo’s wholesale customers under FERC-based rates. As of September 30, 2016, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP.

If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share of the Turk Plant. In February 2013, a settlement was approved by the LPSC that increased SWEPCo’s Louisiana total rates by approximately $2 million annually, effective March 2013. The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit, subject to refund. The settlement also provided that the LPSC would review base rates in 2014 and 2015 and that SWEPCo would recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. A hearing at the LPSC related to the Turk Plant prudence review is scheduled for March 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition. See the “2012 Louisiana Formula Rate Filing” section of Note 4.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost approximately $850 million, excluding AFUDC. As of September 30, 2016, SWEPCo had incurred costs of $395 million, including AFUDC, and had remaining contractual construction obligations of $14 million related to these projects.  As part of this investment, in 2016 SWEPCo completed construction of environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $370 million, excluding AFUDC.  Management continues to evaluate the impact of environmental rules and related project cost estimates. In March 2016, SWEPCo filed a request with the APSC to recover $69 million in environmental costs related to the Arkansas retail jurisdictional share of Welsh Plant, Units 1 and 3, which was approved by the APSC in August 2016. SWEPCo began recovering the Arkansas jurisdictional share of these costs in March 2016, subject to review in the next filed base rate proceeding. In September 2016, SWEPCo filed an additional request to increase the Arkansas retail jurisdictional share of the environmental investment by $10 million, for a total of $79 million. SWEPCo implemented the increase in September 2016. SWEPCo will seek recovery of the remaining project costs from customers at the state commissions and the FERC. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” and “Climate Change, CO2 Regulation and Energy Policy” sections of “Environmental Issues” below.

As of September 30, 2016, the net book value of Welsh Plant, Units 1 and 3 was $632 million, before cost of removal, including materials and supplies inventory and CWIP.  In April 2016, Welsh Plant, Unit 2 was retired. Upon retirement, $76 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Welsh Plant, Unit 2 and the related asset retirement obligation costs. Management will seek recovery of the remaining regulatory assets in future rate proceedings.

If any of these costs are not recoverable, including retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

2015 Oklahoma Base Rate Case

In July 2015, PSO filed a request with the OCC to increase annual revenues by $137 million to recover costs associated with its environmental compliance plan for the Federal EPA’s Regional Haze Rule and Mercury and Air Toxics Standards, and to recover investments and other costs that have increased since the last base rate case. The annual increase consists of (a) a base rate increase of $89 million, which includes $48 million in increased depreciation expense that reflects, among other things, recovery through June 2026 of Northeastern Plant, Units 3 and 4, (b) a rider or base rate increase of $44 million to recover costs for the environmental controls being installed on Northeastern Plant, Unit 3 and the Comanche Plant and (c) a request to include environmental consumable costs in the FAC, estimated to be $4 million annually. The rate increase includes a proposed return on common equity of 10.5% effective in January 2016. The proposed $44 million increase related to environmental investments was effective in March 2016, after the Northeastern Plant, Unit 3 environmental controls were placed in service. The total estimated cost of the environmental controls to be installed at Northeastern Plant, Unit 3 and the Comanche Plant is $219 million, excluding AFUDC. As of September 30, 2016, PSO had incurred costs of $180 million and $43 million, including AFUDC, for Northeastern Plant, Unit 3 and Comanche Plant, respectively.

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

In June 2016, an Administrative Law Judge (ALJ) issued a report related to PSO’s base rate case filing and subsequently provided an additional supplemental report in August 2016. The ALJ recommended a 9.25% return on common equity. The ALJ found that PSO’s environmental compliance plan is prudent and provided for cost recovery of the investment in this case with a recommended investment cap of $210 million on environmental controls installed at Northeastern Plant, Unit 3. Additionally, the ALJ recommendations included (a) a $14 million increase in depreciation expense, (b) continued depreciation of Northeastern Plant, Units 3 and 4 through 2040 (no accelerated depreciation), (c) return of, but no return on, the remaining net book value of Northeastern Plant, Unit 4, (d) elimination of the rider to recover advanced metering starting in December 2016, without inclusion in base rates and (e) elimination of the system reliability rider through consolidation in base rates, without addressing a transition for recovery of rider costs, including deferred costs. The estimated annual revenue increase resulting from the ALJ recommendations is approximately $47 million.

In June and September 2016, PSO, the OCC staff, the Attorney General and intervenors filed exceptions to the ALJ reports. The OCC staff filed exceptions that supported the full recovery of Northeastern Plant, Unit 4, including a return, and recommended a $32 million increase in annual revenues. An order from the OCC is anticipated in the fourth quarter of 2016.

If any of these costs, including a return on Northeastern Plant, Unit 4, are not recoverable, it could reduce future net income and cash flows and impact financial condition. See the “2015 Oklahoma Base Rate Case” section of Note 4.

Indiana Amended PJM Settlement Agreement

In September 2016, I&M and certain intervenors filed an amended settlement agreement with the IURC.  This agreement amends a previously approved 2014 settlement agreement that addresses the recovery of 43.5% of certain transmission expenses through the Indiana PJM rider through 2017.

The amended agreement allows I&M to recover 100% of the Indiana jurisdictional share of these transmission expenses not recovered through base rates through the Indiana PJM rider, subject to a $109 million cap for the period January 2017 through June 2018. Beginning July 2018, I&M will be allowed to recover 100% of the Indiana jurisdictional share of these transmission expenses through the Indiana PJM rider, without a cap, until the issue is addressed by the IURC in a future proceeding, subject to the condition that I&M files a base rate case on or before January 2018. The amended agreement also provides for deferral of incremental vegetation management expenses over the period January 2017 through June 2018.  Any vegetation management expenses deferred would reduce the cap for the transmission expenses described above. As part of the amended settlement, I&M agreed that it will not file a base rate case before July 2017 and will not implement new base rates prior to July 2018. A hearing at the IURC was held in October 2016.

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs, depreciation over a 10-year life and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider. The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates.
TCC and TNC Merger

In June 2016, TCC and TNC filed applications with the PUCT and FERC that requested approval to merge TCC and TNC into AEP Utilities, Inc. Upon merger, AEP Utilities, Inc. will change its name to AEP Texas Inc. The proposed merger would be effective December 31, 2016. The applications proposed no changes to current TCC and TNC rates. A hearing at the PUCT was held in August 2016. In September 2016, the FERC issued an order approving the merger application. In October 2016, the ALJ issued a proposal for decision that recommends approval of the merger provided certain post-merger conditions are imposed. The conditions recommended by the ALJ include a) the sharing of certain interest rate savings with customers and b) an annual credit to customers of approximately $630 thousand for savings resulting from an expected reduction in post-merger debt issuance costs, effective until the next base rate case. Management is evaluating the conditions recommended by the ALJ. A decision from the PUCT is expected in the fourth quarter of 2016.

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM Open Access Transmission Tariff (OATT) is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management is reviewing the filing and evaluating a response to the complaint. Management is unable to determine a range of potential losses, if any, that is reasonably possible of occurring. If the FERC orders revenue reductions, including refunds from the date of filing, it could reduce future net income and cash flows and impact financial condition.

Kingsport Base Rate Case

In January 2016, KGPCo filed a request with the TRA to increase base rates by $12 million annually based upon a proposed return on common equity of 10.66%. In August 2016, the TRA approved a settlement agreement that included an $8 million annual increase in base rates with a 9.85% return on common equity effective September 2016.

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

In February 2016, certain APCo industrial customers filed a petition with the Virginia SCC requesting the issuance of a declaratory order that finds the amendments to Virginia law suspending biennial reviews unconstitutional and, accordingly, directs APCo to make biennial review filings beginning in 2016. In July 2016, the Virginia SCC issued an order that denied the petition. In July 2016, intervenors, including certain APCo industrial customers, filed an appeal of the order with the Supreme Court of Virginia. Management is unable to predict the outcome of these challenges to the Virginia legislation. If the biennial review process is reinstated in advance of March 2020, it could reduce future net income and cash flows and impact financial condition.

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

In the third quarter of 2015, PJM conducted the two transition auctions. The transition auctions allowed generators, including AGR, to re-offer cleared capacity that qualifies as CP. Shown below are the results of the two transition auctions:

Capacity Performance Transition
PJM Auction Period	Incremental Auction Price
(dollars per MW day)
June 2016 through May 2017	134.00
June 2017 through May 2018	151.50

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

	Capacity Performance	Base Capacity
PJM Auction Period	Auction Price	Auction Price
	(dollars per MW day)	(dollars per MW day)
June 2018 through May 2019	164.77	150.00
June 2019 through May 2020	100.00	80.00

Once the pending sale of the Darby, Gavin, Lawrenceburg and Waterford Plants is closed, AGR will not be responsible for or receive capacity revenue for the portion of the cleared capacity associated with these plants.

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

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiff’s claims. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiff subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiff’s motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, Plaintiffs filed a notice of appeal on whether AEGCo and

I&M are in breach of certain contract provisions that Plaintiffs allege operate to protect the Plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing Plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. This matter is currently pending before the U.S. Court of Appeals for the Sixth Circuit. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of September 30, 2016, the AEP System had a total generating capacity of approximately 31,000 MWs, of which approximately 16,000 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the fossil generating facilities. Based upon management estimates, AEP’s investment to meet these proposed requirements ranges from approximately $2.8 billion to $3.4 billion through 2025. Management continues to evaluate the impact of the merchant fleet operations on this range. The estimates include investments to convert some of the coal generation to natural gas.

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

As of September 30, 2016, the net book value of the AGR units listed above was zero.  The net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the regulated plants in the table above was approved for recovery, except for $144 million which management plans to seek regulatory approval.

In April 2016, AEP retired the following units of plants:

		Generating
Company	Plant Name and Unit	Capacity
		(in MWs)
PSO	Northeastern Station, Unit 4	470
SWEPCo	Welsh Plant, Unit 2	528
Total		998

As of September 30, 2016, the net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the PSO and SWEPCo units listed above was $161 million. For Northeastern Station, Unit 4, PSO is seeking regulatory recovery of remaining net book values. For Welsh Plant, Unit 2, SWEPCo will seek regulatory recovery of remaining net book values.

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

The Federal EPA issued the Clean Air Interstate Rule (CAIR) in 2005 requiring specific reductions in SO2 and NOx emissions from power plants.  The Federal EPA issued the Cross-State Air Pollution Rule (CSAPR) in August 2011 to replace CAIR.  The CSAPR was challenged in the courts.  In 2012, a panel of the U.S. Court of Appeals for the District of Columbia Circuit issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized.  That decision was appealed to the U.S. Supreme Court, which reversed the decision and remanded the case to the U.S. Court of Appeals for the District of Columbia Circuit.  The U.S. Court of Appeals for the District of Columbia Circuit ordered CSAPR to take effect on January 1, 2015 while the remand proceeding was still pending. In July 2015, the U.S. Court of Appeals for the District of Columbia Circuit remanded the rule to the Federal EPA. In September 2016, the Federal EPA finalized its response to the remand for ozone season NOx budgets. All of the states in which AEP’s power plants are located are covered by CSAPR. See “Cross-State Air Pollution Rule” section below.

The Federal EPA issued the final maximum achievable control technology (MACT) standards for coal and oil-fired power plants in 2012, but the rule was remanded to the Federal EPA upon further review. The Federal EPA issued a supplemental finding, received comments and affirmed its decision on the MACT standards for power plants. That decision has been challenged in the courts but the rule remains in effect. See “Mercury and Other Hazardous Air Pollutants (HAPs) Regulation” section below.

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) will address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs.  The Federal EPA proposed disapproval of SIPs in a few states, including Arkansas.  In March 2012, the Federal EPA disapproved certain portions of the Arkansas regional haze SIP. In April 2015, the Federal EPA published a proposed FIP to replace the disapproved portions, including revised BART determinations for the Flint Creek Plant that were consistent with the environmental controls currently under construction. In September 2016, the Federal EPA published a final FIP that retains its BART determinations, but accelerates the schedule for implementation of certain required controls. In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. Management supports compliance with CSAPR programs as satisfaction of the BART requirements. The Federal EPA also proposed revisions to the requirements for submission of visibility SIPs by the states for future planning periods.

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

In December 2015, the Federal EPA issued a proposal to revise the ozone season NOx budgets in 23 states beginning in 2017 to address transport issues associated with the 2008 ozone standard and the budget errors identified in the U.S. Court of Appeals for the District of Columbia Circuit’s July 2015 decision. The proposal was open for public comment through February 1, 2016. A final rule has been signed that addressed some of the concerns raised in comments, but will significantly reduce ozone season budgets in many states and discounts the value of banked CSAPR ozone season allowances. Management believes that there are flaws in the underlying analysis of and justification for this rule. Management is evaluating compliance options for the 2017 ozone season, including any opportunity to further optimize NOx emissions and availability of allowances.

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

In June 2015, the U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit. The U.S. Court of Appeals for the District of Columbia Circuit remanded the Mercury and Air Toxics Standards (MATS) rule for further proceedings consistent with the U.S. Supreme Court’s decision that the Federal EPA was unreasonable in refusing to consider costs in its determination whether to regulate emissions of HAPs from power plants. The Federal EPA issued notice of a supplemental finding concluding that it is appropriate and necessary to regulate HAP emissions from coal-fired and oil-fired units. Management submitted comments on the proposal. In April 2016, the Federal EPA affirmed its determination that regulation of HAPs from electric generating units is necessary and appropriate. Petitions for review of the Federal EPA’s April 2016 determination have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. The rule remains in effect.

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

The Federal EPA also published proposed “model” rules that can be adopted by the states that would allow sources within “trading ready” state programs to trade, bank or sell allowances or credits issued by the states. These rules would also be the basis for any federal plan issued by the Federal EPA in a state that fails to submit or receive approval for a state plan. The Federal EPA intends to finalize either a rate-based or mass-based trading program that can be enforced in states that fail to submit approved plans by the deadlines established in the final guidelines. The Federal EPA established a 90-day public comment period on the proposed rules and management submitted comments. In June 2016, the Federal EPA issued a separate proposal for the Clean Energy Incentive Program (CEIP) that was included in the model rules. The Federal EPA will accept comments on the proposed rules through November 1, 2016. Through the CEIP, states could issue allowances or credits for eligible actions prior to the first compliance period under the CPP. Management is evaluating the potential impacts of the final CPP and the proposed CEIP, as well as the anticipated actions by states where assets are located. The final rules are being challenged in the courts. In February 2016, the U.S. Supreme Court issued a stay on the final Clean Power Plan, including all of the deadlines for submission of initial or final state plans. The stay will remain in effect until a final decision is issued by the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Supreme Court considers any petition for review.

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

The final rule became effective in October 2015. The Federal EPA regulates CCR as a non-hazardous solid waste by its issuance of new minimum federal solid waste management standards. The rule applies to new and existing active CCR landfills and CCR surface impoundments at operating electric utility or independent power production facilities. The rule imposes new and additional construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements. The rule does not apply to inactive CCR landfills, surface impoundments at retired generating stations or the beneficial use of CCR. The rule is self-implementing so state action is not required. Because of this self-implementing feature, the rule contains extensive record keeping, notice and internet posting requirements. The CCR rule requirements contain a compliance schedule spanning an approximate four year implementation period. If CCR units do not meet these standards within the timeframes provided, they will be required to close. Extensions of time for closure are available provided there is no alternative disposal capacity or the owner can certify cessation of a boiler by a certain date. Challenges to the rule by industry associations of which AEP is a member are proceeding. In April 2016, the parties entered into a settlement agreement that would require the Federal EPA to reconsider certain aspects of the rule. In June 2016, the U.S. Court of Appeals for the District of Columbia issued an order granting the voluntary remand of certain provisions including the Federal EPA’s issuance of a rule vacating the provision creating specific closure requirements for inactive surface impoundments that complete closure by April 17, 2018. In August 2016, the Federal EPA proposed a direct final rule to extend the deadlines for these facilities to comply with the CCR standards. The proposed rule received no adverse comments and became effective 60 days following publication. Management does not believe the direct final rule will have a significant impact on its planned pond closures. The Federal EPA will also use its best efforts to complete reconsideration of all of the affected provisions within three years.

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

Clean Water Act (CWA) Regulations

In 2014, the Federal EPA issued a final rule setting forth standards for existing power plants that is intended to reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  Entrainment is when small fish, eggs or larvae are drawn into the cooling water system and affected by heat, chemicals or physical stress.  The final rule affects all plants withdrawing more than two million gallons of cooling water per day. The rule offers seven technology options to comply with the impingement standard and requires site-specific studies to determine appropriate entrainment compliance measures at facilities withdrawing more than 125 million gallons per day. Additional requirements may be imposed as a result of consultation with other federal agencies to protect threatened and endangered species and their habitats. Facilities with existing closed cycle recirculating cooling systems, as defined in the rule, are not expected to require any technology changes. Facilities subject to both the impingement standard and site-specific entrainment studies will typically be given at least three years to conduct and submit the results of those studies to the permit agency. Compliance timeframes will then be established by the permit agency through each facility’s National Pollutant Discharge Elimination System (NPDES) permit for installation of any required technology changes, as those permits are renewed over the next five to eight years. Petitions for review of the final rule were filed by industry and environmental groups and are currently pending in the U.S. Court of Appeals for the Second Circuit. Briefs by the various parties are due during the fourth quarter of 2016.

In addition, the Federal EPA developed revised effluent limitation guidelines for electricity generating facilities.  A final rule was issued in November 2015. The rule has been challenged in the U.S. Court of Appeals for the Fifth Circuit. Industry petitioners, including SWEPCo, have filed a joint motion for reconsideration of the single judge order denying the motion to complete the administrative record. In addition to other requirements, the final rule establishes limits on flue gas desulfurization wastewater, zero discharge for fly ash and bottom ash transport water and flue gas mercury control wastewater. The applicability of these requirements is as soon as possible after November 2018 and no later than December 2023. These new requirements will be implemented through each facility’s wastewater discharge permit. Management continues to assess technology additions and retrofits.

In June 2015, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This jurisdictional definition applies to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. The final definition continues to recognize traditional navigable waters of the U.S. as jurisdictional as well as certain exclusions. The rule also contains a number of new specific definitions and criteria for determining whether certain other waters are jurisdictional because of a “significant nexus.” Management believes that clarity and efficiency in the permitting process is needed. Management remains concerned that the rule introduces new concepts and could subject more of AEP’s operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. The final rule is being challenged in both courts of appeal and district courts. Challengers include industry associations of which AEP is a member. The U.S. Court of Appeals for the Sixth Circuit granted a nationwide stay of the rule pending jurisdictional determinations. In February 2016, the U.S. Court of Appeals for the Sixth Circuit issued a decision holding that it has exclusive jurisdiction to decide the challenges to the “waters of the United States” rule. Industry, state and related associations have filed petitions for a rehearing of the jurisdictional decision. In April 2016, the U.S. Court of Appeals for the Sixth Circuit denied the petitions and proceeded to issue a case management order for the merits of the case. In September 2016, the case management order was held in abeyance pending the court’s ruling on the outstanding motions to complete the administrative record. In October 2016, the U.S. Court of Appeals for the Sixth Circuit issued an order granting in part and denying in part the motions to complete the record. Following this order, a revised case management order was issued scheduling briefing to be completed by March 2017. No date for oral argument has been set.

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

The remainder of AEP’s activities is presented as Corporate and Other. While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries, Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs. With the sale of AEPRO in November 2015, the activities related to the AEP River Operations segment have been moved to Corporate and Other for the periods presented. See “AEPRO (Corporate and Other Segment)” section of Note 6 for additional information.

The following discussion of AEP’s results of operations by operating segment includes an analysis of gross margin, which is a non-GAAP financial measure. Gross margin includes Total Revenues less the costs of Fuel and Other Consumables Used for Electric Generation as well as Purchased Electricity for Resale, as presented in AEP’s statements of operations. These expenses are generally collected from customers through cost recovery mechanisms. As such, management uses gross margin for internal reporting analysis as it excludes the fluctuations in revenue caused by changes in these expenses. Operating income, which is presented in accordance with GAAP in AEP’s statements of operations, is the most directly comparable GAAP financial measure to the presentation of gross margin. AEP’s definition of gross margin may not be directly comparable to similarly titled financial measures used by other companies.

The table below presents Earnings (Loss) Attributable to AEP Common Shareholders by segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Vertically Integrated Utilities	$342.3	$273.5	$829.3	$779.7
Transmission and Distribution Utilities	155.5	113.0	388.1	287.8
AEP Transmission Holdco	69.0	45.6	207.5	146.6
Generation & Marketing	(1,369.2)	91.6	(1,248.8)	360.3
Corporate and Other	36.6	(5.4)	61.4	3.1
Earnings (Loss) Attributable to AEP Common Shareholders	$(765.8)	$518.3	$237.5	$1,577.5

AEP CONSOLIDATED

Third Quarter of 2016 Compared to Third Quarter of 2015

Earnings (Loss) Attributable to AEP Common Shareholders decreased from income of $518 million in 2015 to a loss of $766 million in 2016 primarily due to:

•	An impairment of certain merchant generation assets.

•	A decrease in weather-normalized sales.

These decreases were partially offset by:

•
A decrease in system income taxes primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets as well as the reversal of valuation allowances related to the pending sale of certain merchant generation assets, as well as favorable 2015 income tax return adjustments related to AEP’s commercial barging operations.

•	An increase in weather-related usage.

•	Favorable rate proceedings in AEP’s various jurisdictions.

•	An increase due to increased revenues from Ohio transmission and distribution riders.

•	An increase in income at AEP Transmission Holdco as a result of increased transmission investment and related increases in recoverable operating expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Earnings (Loss) Attributable to AEP Common Shareholders decreased from income of $1.6 billion in 2015 to income of $238 million in 2016 primarily due to:

•	An impairment of certain merchant generation assets.

•	A decrease in generation revenues due to lower capacity revenue and a decrease in wholesale energy prices.

•	A decrease in weather-related usage.

These decreases were partially offset by:

•
A decrease in system income taxes primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets as well as the reversal of valuation allowances related to the pending sale of certain merchant generation assets and the settlement of a 2011 audit issue with the IRS, as well as favorable 2015 income tax return adjustments related to AEP’s commercial barging operations.

•	An increase due to increased revenues from Ohio transmission and distribution riders.

•	An increase in income at AEP Transmission Holdco as a result of increased transmission investment as well as an increase due to annual formula rate true-up adjustments.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertically Integrated Utilities	2016	2015	2016	2015
	(in millions)
Revenues	$2,556.3	$2,471.5	$6,927.8	$7,159.1
Fuel and Purchased Electricity	858.3	931.0	2,299.8	2,694.8
Gross Margin	1,698.0	1,540.5	4,628.0	4,464.3
Other Operation and Maintenance	673.0	652.8	1,926.9	1,843.4
Asset Impairments and Other Related Charges	10.5	—	10.5	—
Depreciation and Amortization	277.7	264.0	815.5	802.4
Taxes Other Than Income Taxes	99.0	97.6	295.0	288.2
Operating Income	637.8	526.1	1,580.1	1,530.3
Interest and Investment Income	0.8	0.7	2.4	3.9
Carrying Costs Income	0.8	3.4	8.1	8.5
Allowance for Equity Funds Used During Construction	10.0	15.4	35.4	45.5
Interest Expense	(136.7)	(129.1)	(399.9)	(391.5)
Income Before Income Tax Expense and Equity Earnings	512.7	416.5	1,226.1	1,196.7
Income Tax Expense	172.0	142.4	398.4	416.1
Equity Earnings of Unconsolidated Subsidiaries	2.7	0.4	4.9	2.1
Net Income	343.4	274.5	832.6	782.7
Net Income Attributable to Noncontrolling Interests	1.1	1.0	3.3	3.0
Earnings Attributable to AEP Common Shareholders	$342.3	$273.5	$829.3	$779.7

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	9,575	9,019	25,373	26,070
Commercial	7,137	7,008	19,207	19,315
Industrial	8,655	8,882	25,576	26,178
Miscellaneous	634	616	1,740	1,739
Total Retail	26,001	25,525	71,896	73,302

Wholesale (a)	6,765	6,577	17,253	20,748

Total KWhs	32,766	32,102	89,149	94,050

(a)	Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	1,684	2,138
Normal – Heating (b)	5	5	1,775	1,748

Actual – Cooling (c)	954	702	1,306	1,104
Normal – Cooling (b)	726	728	1,058	1,057

Western Region
Actual – Heating (a)	—	—	685	1,049
Normal – Heating (b)	1	1	927	912

Actual – Cooling (c)	1,519	1,472	2,262	2,190
Normal – Cooling (b)	1,400	1,398	2,116	2,114

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Third Quarter of 2015	$273.5

Changes in Gross Margin:
Retail Margins	136.2
Off-system Sales	3.5
Transmission Revenues	13.4
Other Revenues	4.4
Total Change in Gross Margin	157.5

Changes in Expenses and Other:
Other Operation and Maintenance	(20.2)
Asset Impairments and Other Related Charges	(10.5)
Depreciation and Amortization	(13.7)
Taxes Other Than Income Taxes	(1.4)
Interest and Investment Income	0.1
Carrying Costs Income	(2.6)
Allowance for Equity Funds Used During Construction	(5.4)
Interest Expense	(7.6)
Total Change in Expenses and Other	(61.3)

Income Tax Expense	(29.6)
Equity Earnings	2.3
Net Income Attributable to Noncontrolling Interests	(0.1)

Third Quarter of 2016	$342.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $136 million primarily due to the following:

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $35 million increase due to increases in rates in West Virginia and Virginia.

•	A $24 million increase for PSO due to interim base rate increases.

•	A $17 million increase for I&M due to increases in riders in the Indiana service territory.

•	A $16 million increase for KPCo primarily due to increases in base rates and riders.

•	A $6 million increase for SWEPCo due to revenue increases from rate riders in Texas and Arkansas.
For the increases described above, $55 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $53 million increase in weather-related usage.

•	A $3 million increase for SWEPCo in municipal and cooperative revenues due to formula rate adjustments.
These increases were partially offset by:

•	A $27 million decrease primarily due to lower weather-normalized margins.

•	Margins from Off-system Sales increased $4 million primarily due to increased sales volumes.

•	Transmission Revenues increased $13 million primarily due to the following:

•	A $5 million accrual for SPP sponsor-funded transmission upgrades. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	A $5 million increase due to higher Network Integration Transmission Service revenues associated with increased transmission investments.

•
A $4 million increase in SPP Non-Affiliated Base Plan Funding associated with increased transmission investments. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	Other Revenues increased $4 million primarily due to increased revenues from Demand Side Management (DSM) programs in Kentucky.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $20 million primarily due to the following:

•
A $51 million increase in recoverable expenses, primarily including PJM, Big Sandy Unit 1 operation rider, energy efficiency and vegetation management expenses fully recovered in rate recovery riders/trackers.

•
A $17 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $12 million accrual for SPP sponsor-funded transmission upgrades. This increase was partially offset by a corresponding increase in Transmission Revenues above.
These increases were partially offset by:

•	A $33 million decrease in employee and AEPSC related expenses.

•	An $18 million decrease in plant outages and maintenance primarily in the eastern region.

•	A $6 million decrease in vegetation management expenses.

•	Asset Impairments and Other Related Charges increased $11 million due to the impairment of I&M’s Price River Coal reserves.

•	Depreciation and Amortization expenses increased $14 million primarily due to:

•	A $12 million increase due to a higher depreciable base.

•	A $9 million increase in depreciation primarily related to interim rate increases in Oklahoma.
These increases were partially offset by:

•	A $3 million decrease in amortization related to the advanced metering infrastructure projects in Oklahoma.

•	A $3 million decrease in the amortization of capitalized software due to prior year retirements.

•	Allowance for Equity Funds Used During Construction decreased $5 million primarily due to the completion of environmental projects at SWEPCo.

•	Interest Expense increased $8 million primarily due to the following:

•	A $4 million increase due to higher long-term debt balances at I&M.

•	A $4 million increase due to a decrease in the debt component of AFUDC as a result of decreased environmental projects at SWEPCo.

•	Income Tax Expense increased $30 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Nine Months Ended September 30, 2015	$779.7

Changes in Gross Margin:
Retail Margins	191.9
Off-system Sales	(19.7)
Transmission Revenues	(14.3)
Other Revenues	5.8
Total Change in Gross Margin	163.7

Changes in Expenses and Other:
Other Operation and Maintenance	(83.5)
Asset Impairments and Other Related Charges	(10.5)
Depreciation and Amortization	(13.1)
Taxes Other Than Income Taxes	(6.8)
Interest and Investment Income	(1.5)
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	(10.1)
Interest Expense	(8.4)
Total Change in Expenses and Other	(134.3)

Income Tax Expense	17.7
Equity Earnings	2.8
Net Income Attributable to Noncontrolling Interests	(0.3)

Nine Months Ended September 30, 2016	$829.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $192 million primarily due to the following:

•	The effect of rate proceedings in AEP’s service territories which include:

•
A $120 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016. This increase is partially offset by a prior year adjustment affected by the amended Virginia law that has an impact on biennial reviews.

•	A $45 million increase for KPCo primarily due to increases in base rates and riders.

•	A $43 million increase for PSO due to interim base rate increases.

•	A $29 million increase for I&M due to increases in riders in the Indiana service territory.

•	A $16 million increase for SWEPCo due to revenue increases from rate riders in Arkansas and Texas.
For the increases described above, $139 million relate to riders/trackers which have corresponding increases in expense items below.
These increases were partially offset by:

•	A $29 million decrease in weather-related usage.

•	A $14 million decrease in weather-normalized margins primarily in the eastern region.

•	A $22 million decrease for SWEPCo in municipal and cooperative revenues due to a true-up of formula rates in 2015.

•	A $12 million decrease for I&M in FERC municipal and cooperative revenues due to annual formula rate adjustments offset by increased formula rate changes.

•	Margins from Off-system Sales decreased $20 million primarily due to lower market prices and decreased sales volumes.

•	Transmission Revenues decreased $14 million primarily due to the following:

•	A $26 million decrease due to lower Network Integration Transmission Service revenues.
This decrease was partially offset by:

•
A $9 million increase in SPP Non-Affiliated Base Plan Funding associated with increased transmission investments. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	A $5 million accrual for SPP sponsor-funded transmission upgrades. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	Other Revenues increased $6 million primarily due to increased revenues from DSM programs in Kentucky.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $84 million primarily due to the following:

•	A $72 million increase in recoverable expenses, primarily including PJM, vegetation management, energy efficiency and storm expenses fully recovered in rate recovery riders/trackers.

•
A $41 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $27 million increase in SPP and PJM transmission services expense.

•	A $12 million accrual for SPP sponsor-funded transmission upgrades. This increase was partially offset by a corresponding increase in Transmission Revenues above.

•	A $9 million increase in distribution expenses primarily due to increased asset inspections.

•	A $6 million increase due to the reduction of an environmental liability in 2015 at I&M.

•	A $6 million increase in storm expenses, primarily in the APCo region.
These increases were partially offset by:

•	A $60 million decrease in plant outages, primarily planned outages in the eastern region.

•	A $13 million decrease in vegetation management expenses.

•	A $6 million decrease due to a gain on the sale of property in the current year in the APCo region.

•	Asset Impairments and Other Related Charges increased $11 million due to the impairment of I&M’s Price River Coal reserves.

•	Depreciation and Amortization expenses increased $13 million primarily due to:

•	A $25 million increase in depreciation primarily related to interim rate increases in Oklahoma.

•	A $12 million increase due to a higher depreciable base.
These increases were partially offset by the following:

•	An $11 million decrease in the amortization of capitalized software due to prior year retirements.

•	A $6 million decrease in amortization related to the advanced metering infrastructure projects in Oklahoma.

•	A $5 million revision in I&M’s nuclear asset retirement obligation (ARO) estimate, which has a corresponding increase in Other Operation and Maintenance expenses above.

•	A $4 million decrease in the ARO expense due to steam plant retirements in 2015.

•	Taxes Other Than Income Taxes increased $7 million primarily due to an increase in property taxes as a result of increased property investment.

•	Allowance for Equity Funds Used During Construction decreased $10 million primarily due to the completion of environmental projects at SWEPCo.

•	Interest Expense increased $8 million primarily due to higher long-term debt balances in I&M.

•
Income Tax Expense decreased $18 million primarily due to the recording of federal and state income tax adjustments and other book/tax differences which are accounted for on a flow-through basis, partially offset by an increase in pretax book income.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Transmission and Distribution Utilities	2016	2015	2016	2015
	(in millions)
Revenues	$1,275.6	$1,188.6	$3,468.5	$3,519.4
Purchased Electricity	253.6	228.2	662.2	919.5
Amortization of Generation Deferrals	66.1	55.4	173.0	122.2
Gross Margin	955.9	905.0	2,633.3	2,477.7
Other Operation and Maintenance	357.9	347.9	1,008.2	955.5
Depreciation and Amortization	181.4	197.6	505.0	535.7
Taxes Other Than Income Taxes	132.0	122.3	373.0	362.2
Operating Income	284.6	237.2	747.1	624.3
Interest and Investment Income	1.0	1.4	4.3	4.7
Carrying Costs Income (Expense)	0.9	(1.6)	4.0	10.0
Allowance for Equity Funds Used During Construction	2.2	3.6	10.6	11.3
Interest Expense	(63.2)	(68.7)	(195.8)	(206.3)
Income Before Income Tax Expense	225.5	171.9	570.2	444.0
Income Tax Expense	70.0	58.9	182.1	156.2
Net Income	155.5	113.0	388.1	287.8
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$155.5	$113.0	$388.1	$287.8

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	8,325	7,590	20,575	20,486
Commercial	7,287	7,033	19,676	19,320
Industrial	5,518	5,665	16,522	16,754
Miscellaneous	187	194	528	532
Total Retail (a)	21,317	20,482	57,301	57,092

Wholesale (b)	654	497	1,389	1,460

Total KWhs	21,971	20,979	58,690	58,552

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	1,929	2,575
Normal – Heating (b)	7	6	2,110	2,073

Actual – Cooling (c)	900	620	1,209	970
Normal – Cooling (b)	664	666	956	956

Western Region
Actual – Heating (a)	—	—	123	320
Normal – Heating (b)	—	—	198	192

Actual – Cooling (d)	1,534	1,476	2,619	2,380
Normal – Cooling (b)	1,358	1,355	2,384	2,381

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Third Quarter of 2015	$113.0

Changes in Gross Margin:
Retail Margins	54.3
Off-system Sales	8.6
Transmission Revenues	12.4
Other Revenues	(24.4)
Total Change in Gross Margin	50.9

Changes in Expenses and Other:
Other Operation and Maintenance	(10.0)
Depreciation and Amortization	16.2
Taxes Other Than Income Taxes	(9.7)
Interest and Investment Income	(0.4)
Carrying Costs Income	2.5
Allowance for Equity Funds Used During Construction	(1.4)
Interest Expense	5.5
Total Change in Expenses and Other	2.7

Income Tax Expense	(11.1)

Third Quarter of 2016	$155.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $54 million primarily due to the following:

•	An $18 million increase in collections of the Ohio PIRR as a result of the June 2016 PUCO order.

•	A $4 million increase in revenues associated with the Ohio Distribution Investment Rider (DIR).

•	A $10 million increase in Ohio transmission and PJM revenues, partially offset by a corresponding decrease in other expense items below.

•	A $9 million increase in the Universal Service Fund (USF) rider in Ohio. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $4 million increase in TCC and TNC revenues primarily due to the recovery of ERCOT transmission expenses, offset in Other Operation and Maintenance expenses below.

•	A $4 million increase in TCC and TNC revenues primarily due to the recovery of distribution expenses.

•	A $3 million increase in Texas weather-normalized margins in the residential class.

•	Margins from Off-system Sales increased $9 million primarily due to prior year losses from a power contract with OVEC.

•	Transmission Revenues increased $12 million primarily due to the following:

•	A $9 million increase primarily due to increased transmission investment in ERCOT.

•	A $4 million increase in Ohio primarily due to increased investment in the transmission system.

•	Other Revenues decreased $24 million primarily due to the following:

•
A $29 million decrease due to a decrease in Texas securitization revenue due to the final maturity of the first Texas securitization bond, offset in Depreciation and Amortization and other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $10 million primarily due to the following:

•	A $22 million increase in recoverable expenses, primarily including gridSMART®, ERCOT and PJM expenses, currently fully recovered in rate recovery riders/trackers.

•
A $9 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $14 million decrease in employee and AEPSC related expenses.

•	A $4 million decrease in vegetation management expenses.

•	Depreciation and Amortization expenses decreased $16 million primarily due to the following:

•	A $25 million decrease in TCC’s securitization transition asset due to the final maturity of TCC’s first securitization bond, which is offset in Other Revenues above.

•	A $5 million decrease in recoverable gridSMART® depreciation expenses in Ohio.
These decreases were partially offset by:

•	A $6 million increase in Ohio DIR recoveries.

•	A $6 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $10 million primarily due to the following:

•	A $5 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•	A $4 million increase in state excise taxes in Ohio due to an increase in metered KWh.

•	Interest Expense decreased $6 million due to maturities of debt in Ohio and Texas.

•
Income Tax Expense increased $11 million primarily due to an increase in pretax book income partially offset by the recording of federal income tax adjustments and other book/tax differences which are accounted for on a flow-through basis.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Nine Months Ended September 30, 2015	$287.8

Changes in Gross Margin:
Retail Margins	235.6
Off-system Sales	(9.1)
Transmission Revenues	(10.8)
Other Revenues	(60.1)
Total Change in Gross Margin	155.6

Changes in Expenses and Other:
Other Operation and Maintenance	(52.7)
Depreciation and Amortization	30.7
Taxes Other Than Income Taxes	(10.8)
Interest and Investment Income	(0.4)
Carrying Costs Income	(6.0)
Allowance for Equity Funds Used During Construction	(0.7)
Interest Expense	10.5
Total Change in Expenses and Other	(29.4)

Income Tax Expense	(25.9)

Nine Months Ended September 30, 2016	$388.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $236 million primarily due to the following:

•
A $128 million increase in Ohio transmission and PJM revenues primarily due to the energy supplied as a result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•
A $31 million increase in Ohio riders such as Universal Service Fund (USF) and gridSMART®. This increase in Retail Margins is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision in Ohio.

•	An $18 million increase in collections of the Ohio PIRR as a result of the June 2016 PUCO order.

•	A $16 million increase in revenues associated with the Ohio DIR.

•	An $18 million increase in Texas weather-normalized margins primarily in the residential class.

•	A $13 million increase in TCC and TNC revenues primarily due to the recovery of ERCOT transmission expenses, offset in Other Operation and Maintenance expenses below.

•	A $10 million increase in carrying charges due to the collection of carrying costs on Ohio deferred capacity charges beginning June 2015.

•	A $4 million increase in TCC and TNC revenues primarily due to the recovery of distribution expenses.
These increases were partially offset by:

•
A $16 million decrease in revenues associated with the recovery of 2012 storm costs under the Ohio Storm Damage Recovery Rider which ended in April 2015. This decrease in Retail Margins is primarily offset by a decrease in Other Operation and Maintenance expenses below.

•	A $6 million decrease in weather-related usage in Texas.

•	Margins from Off-system Sales decreased $9 million primarily due to increased losses from a power contract with OVEC.

•	Transmission Revenues decreased $11 million primarily due to the following:

•
A $55 million decrease in NITS revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

This decrease was partially offset by:

•	A $27 million increase primarily due to increased transmission investment in ERCOT.

•	A $19 million increase in Ohio due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

•
Other Revenues decreased $60 million primarily due to a decrease in Texas securitization revenue as a result of the final maturity of the first Texas securitization bond, offset in Depreciation and Amortization and other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $53 million primarily due to the following:

•	An $88 million increase in recoverable expenses, primarily including PJM expenses and gridSMART® expenses, currently fully recovered in rate recovery riders/trackers.

•
A $15 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $14 million decrease due to the completion of the Ohio amortization of 2012 deferred storm expenses. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $13 million decrease in distribution expenses primarily related to prior year asset inspections.

•	A $9 million decrease in vegetation management expenses.

•	A $6 million decrease due to a PUCO ordered contribution to the Ohio Growth Fund recorded in 2015.

•	Depreciation and Amortization expenses decreased $31 million primarily due to the following:

•	A $49 million decrease in TCC’s securitization transition asset due to the final maturity of TCC’s first securitization bond, which is offset in Other Revenues above.

•	An $11 million decrease in recoverable gridSMART® depreciation expenses in Ohio.
These decreases were partially offset by:

•	A $17 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	An $8 million increase due to recoveries of Ohio transmission cost rider carrying costs. This increase was offset by a corresponding increase in Retail Margins above.

•
A $6 million increase in amortization expenses for the collection of carrying costs on Ohio deferred capacity charges beginning June 2015. This increase was offset by a corresponding increase in Retail Margins above.

•	Taxes Other Than Income Taxes increased $11 million primarily due to increased property taxes resulting from additional investments in transmission and distribution assets and higher tax rates.

•	Carrying Costs Income decreased $6 million primarily due to the following:

•	A $10 million decrease due to the collection of carrying costs on Ohio deferred capacity charges beginning June 2015.
This decrease was partially offset by:

•	A $4 million increase primarily due to an unfavorable prior period adjustment related to gridSMART® capital carrying charges in Ohio.

•	Interest Expense decreased $11 million primarily due to:

•
An $11 million decrease in TCC’s securitization transition assets due to the final maturity of the first Texas securitization bond. This decrease was offset by a corresponding decrease in Other Revenues above.

•	A $7 million decrease due to the maturity of an OPCo senior unsecured note in June 2016.

•	A $3 million decrease in recoverable gridSMART® interest expenses in Ohio.
These decreases were partially offset by the following:

•	An $11 million increase due to issuances of senior unsecured notes by TCC and TNC.

•
Income Tax Expense increased $26 million primarily due to an increase in pretax book income partially offset by the recording of state and federal income tax adjustments and other book/tax differences which are accounted for on a flow-through basis.

AEP TRANSMISSION HOLDCO

	Three Months Ended September 30,		Nine Months Ended September 30,
AEP Transmission Holdco	2016	2015	2016	2015
	(in millions)
Transmission Revenues	$132.4	$87.5	$382.7	$244.9
Other Operation and Maintenance	12.2	11.0	32.7	26.8
Depreciation and Amortization	17.1	11.7	48.4	30.3
Taxes Other Than Income Taxes	22.7	16.4	65.7	49.2
Operating Income	80.4	48.4	235.9	138.6
Carrying Costs Expense	—	—	(0.2)	(0.1)
Allowance for Equity Funds Used During Construction	13.5	13.6	39.8	39.6
Interest Expense	(12.2)	(9.9)	(35.4)	(27.0)
Income Before Income Tax Expense and Equity Earnings	81.7	52.1	240.1	151.1
Income Tax Expense	35.2	23.4	103.2	66.2
Equity Earnings of Unconsolidated Subsidiaries	23.0	17.2	72.6	62.8
Net Income	69.5	45.9	209.5	147.7
Net Income Attributable to Noncontrolling Interests	0.5	0.3	2.0	1.1
Earnings Attributable to AEP Common Shareholders	$69.0	$45.6	$207.5	$146.6

Summary of Net Plant in Service and CWIP for AEP Transmission Holdco

	September 30,
	2016	2015
	(in millions)
Net Plant in Service	$3,242.4	$2,252.6
CWIP	1,565.8	1,298.5

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Third Quarter of 2015	$45.6

Changes in Transmission Revenues:
Transmission Revenues	44.9
Total Change in Transmission Revenues	44.9

Changes in Expenses and Other:
Other Operation and Maintenance	(1.2)
Depreciation and Amortization	(5.4)
Taxes Other Than Income Taxes	(6.3)
Allowance for Equity Funds Used During Construction	(0.1)
Interest Expense	(2.3)
Total Change in Expenses and Other	(15.3)

Income Tax Expense	(11.8)
Equity Earnings	5.8
Net Income Attributable to Noncontrolling Interests	(0.2)

Third Quarter of 2016	$69.0

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $45 million due to formula rate increases driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

Expenses and Other, Income Tax Expense and Equity Earnings changed between years as follows:

•	Depreciation and Amortization expenses increased $5 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes as a result of additional transmission investment.

•	Income Tax Expense increased $12 million primarily due to an increase in pretax book income.

•	Equity Earnings increased $6 million primarily due to increased transmission investment by ETT.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Nine Months Ended September 30, 2015	$146.6

Changes in Transmission Revenues:
Transmission Revenues	137.8
Total Change in Transmission Revenues	137.8

Changes in Expenses and Other:
Other Operation and Maintenance	(5.9)
Depreciation and Amortization	(18.1)
Taxes Other Than Income Taxes	(16.5)
Carrying Costs Expense	(0.1)
Allowance for Equity Funds Used During Construction	0.2
Interest Expense	(8.4)
Total Change in Expenses and Other	(48.8)

Income Tax Expense	(37.0)
Equity Earnings	9.8
Net Income Attributable to Noncontrolling Interests	(0.9)

Nine Months Ended September 30, 2016	$207.5

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $138 million primarily due to the following:

•	A $110 million increase due to formula rate increases driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

•	A $28 million increase due to AEPTCo annual formula rate true-up adjustments.

Expenses and Other, Income Tax Expense and Equity Earnings changed between years as follows:

•	Other Operation and Maintenance expenses increased $6 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $18 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $17 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $8 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $37 million primarily due to an increase in pretax book income.

•	Equity Earnings increased $10 million primarily due to increased transmission investment by ETT.

GENERATION & MARKETING

	Three Months Ended September 30,		Nine Months Ended September 30,
Generation & Marketing	2016	2015	2016	2015
	(in millions)
Revenues	$859.4	$836.0	$2,291.2	$2,806.7
Fuel, Purchased Electricity and Other	567.4	564.4	1,490.6	1,771.3
Gross Margin	292.0	271.6	800.6	1,035.4
Other Operation and Maintenance	95.8	60.2	290.2	276.6
Asset Impairments and Other Related Charges	2,254.4	—	2,254.4	—
Depreciation and Amortization	50.5	50.9	149.8	151.8
Taxes Other Than Income Taxes	8.7	10.5	29.0	30.4
Operating Income (Loss)	(2,117.4)	150.0	(1,922.8)	576.6
Other Income	0.3	0.6	1.2	2.2
Interest Expense	(9.5)	(10.4)	(27.1)	(31.0)
Income (Loss) Before Income Tax Expense	(2,126.6)	140.2	(1,948.7)	547.8
Income Tax Expense (Credit)	(757.4)	48.6	(699.9)	187.5
Net Income (Loss)	(1,369.2)	91.6	(1,248.8)	360.3
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings (Loss) Attributable to AEP Common Shareholders	$(1,369.2)	$91.6	$(1,248.8)	$360.3

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions of MWhs)
Fuel Type:
Coal	8	7	19	23
Natural Gas	4	3	11	10
Wind	—	1	—	1
Total MWhs	12	11	30	34

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Third Quarter of 2015	$91.6

Changes in Gross Margin:
Generation	(2.8)
Retail, Trading and Marketing	25.0
Other	(1.8)
Total Change in Gross Margin	20.4

Changes in Expenses and Other:
Other Operation and Maintenance	(35.6)
Asset Impairments and Other Related Charges	(2,254.4)
Depreciation and Amortization	0.4
Taxes Other Than Income Taxes	1.8
Other Income	(0.3)
Interest Expense	0.9
Total Change in Expenses and Other	(2,287.2)

Income Tax Expense	806.0

Third Quarter of 2016	$(1,369.2)

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Retail, Trading and Marketing increased $25 million primarily due to the impact of favorable wholesale trading and marketing performance and higher retail margins and volume.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $36 million primarily due to the prior year sale of certain assets and revision of the related asset retirement obligations.

•	Asset Impairments and Other Related Charges increased $2.3 billion due to an asset impairment of certain merchant generation assets.

•	Income Tax Expense decreased $806 million primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Nine Months Ended September 30, 2015	$360.3

Changes in Gross Margin:
Generation	(227.5)
Retail, Trading and Marketing	(3.0)
Other	(4.3)
Total Change in Gross Margin	(234.8)

Changes in Expenses and Other:
Other Operation and Maintenance	(13.6)
Asset Impairments and Other Related Charges	(2,254.4)
Depreciation and Amortization	2.0
Taxes Other Than Income Taxes	1.4
Other Income	(1.0)
Interest Expense	3.9
Total Change in Expenses and Other	(2,261.7)

Income Tax Expense	887.4

Nine Months Ended September 30, 2016	$(1,248.8)

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•
Generation decreased $228 million primarily due to lower capacity revenues due to plant retirements and the transition of the Ohio Standard Service offer to full market pricing and a decrease in wholesale energy prices partially offset by favorable hedging activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•
Other Operation and Maintenance expenses increased $14 million primarily due to the prior year sale of certain assets and revision of the related asset retirement obligations, partially offset by a decrease in maintenance due to plant retirements in June 2015.

•	Asset Impairments and Other Related Charges increased $2.3 billion due to an asset impairment of certain merchant generation assets.

•	Interest Expense decreased $4 million primarily due to decreased long-term debt balances.

•	Income Tax Expense decreased $887 million primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets.

CORPORATE AND OTHER

Third Quarter of 2016 Compared to Third Quarter of 2015

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $6 million in 2015 to a gain of $36 million in 2016 primarily due to the reversal of capital loss valuation allowances related to the pending sale of certain merchant generation assets as well as tax return adjustments related to the prior year disposition of AEP’s commercial barging operations. This was partly offset by decreased income from the discontinued operations of AEP’s commercial barging operations which was sold in November 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from income of $3 million in 2015 to income of $61 million in 2016 primarily due to the reversal of capital loss valuation allowances related to the settlement of a 2011 audit issue with the IRS and the impact of the pending sale of certain merchant generation assets as well as 2015 tax return adjustments related to the disposition of AEP’s commercial barging operations. This was partly offset by charges related to the final accounting of the disposition of AEP’s commercial barging operations and decreased income from the discontinued operations of AEP’s commercial barging operations which was sold in November 2015.

AEP SYSTEM INCOME TAXES

Third Quarter of 2016 Compared to Third Quarter of 2015

Income Tax Expense decreased $810 million primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets and the reversal of capital loss valuation allowances related to the pending sale of certain merchant generation assets as well as 2015 tax return adjustments related to the disposition of AEP’s commercial barging operations.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Income Tax Expense decreased $961 million primarily due to reduced pretax book income as a result of the impairment of certain merchant generation assets and the reversal of capital loss valuation allowances related to the pending sale of certain merchant generation assets and the settlement of a 2011 audit issue with the IRS as well as 2015 tax return adjustments related to the disposition of AEP’s commercial barging operations.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2016			December 31, 2015
	(dollars in millions)
Long-term Debt, including amounts due within one year	$19,839.5	(a)	51.3%	$19,572.7	51.1%
Short-term Debt	1,478.3		3.8	800.0	2.1
Total Debt	21,317.8	(a)	55.1	20,372.7	53.2
AEP Common Equity	17,321.9		44.8	17,891.7	46.8
Noncontrolling Interests	21.1		0.1	13.2	—
Total Debt and Equity Capitalization	$38,660.8		100.0%	$38,277.6	100.0%

(a)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

AEP’s ratio of debt-to-total capital changed primarily due to a decrease in common equity as a result of the impairment of certain merchant generation assets.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of September 30, 2016, AEP had $3.5 billion in aggregate credit facility commitments to support its operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

AEP manages liquidity by maintaining adequate external financing commitments.  As of September 30, 2016, available liquidity was approximately $3 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$3,000.0	June 2021
	Revolving Credit Facility	500.0	June 2018
Total		3,500.0
Cash and Cash Equivalents		212.2
Total Liquidity Sources		3,712.2
Less:	AEP Commercial Paper Outstanding	728.3

Net Available Liquidity		$2,983.9
AEP has two credit facilities totaling $3.5 billion to support its commercial paper program.  The $3 billion credit facility allows management to issue letters of credit in an amount up to $1.2 billion.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds certain nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first nine months of 2016 was $1.5 billion.  The weighted-average interest rate for AEP’s commercial paper during 2016 was 0.77%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit under four uncommitted facilities totaling $300 million. As of September 30, 2016, the maximum future payment for letters of credit issued under the uncommitted facilities was $147 million with maturities ranging from October 2016 to September 2017.

Securitized Accounts Receivable

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement expires in June 2018.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of September 30, 2016, this contractually-defined percentage was 52.7%. Nonperformance under these covenants could result in an event of default under these credit agreements. In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. This condition also applies in a majority of AEP’s non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable. However, a default under AEP’s non-exchange traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.59 per share in October 2016. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$176.4	$162.5
Net Cash Flows from Continuing Operating Activities	3,421.0	3,910.7
Net Cash Flows Used for Continuing Investing Activities	(3,428.7)	(3,248.4)
Net Cash Flows from (Used for) Continuing Financing Activities	46.0	(647.3)
Net Cash Flows from (Used for) Discontinued Operations	(2.5)	0.3
Net Increase in Cash and Cash Equivalents	35.8	15.3
Cash and Cash Equivalents at End of Period	$212.2	$177.8

AEP uses short-term debt, including commercial paper, as a bridge to long-term debt financing. The levels of borrowing may vary significantly due to the timing of long-term debt financings and the impact of fluctuations in cash flows.

Operating Activities

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Income from Continuing Operations	$245.3	$1,563.4
Depreciation and Amortization	1,550.2	1,528.0
Deferred Income Taxes	(47.0)	528.6
Asset Impairments and Other Related Charges	2,264.9	—
Fuel, Materials and Supplies	11.6	193.8
Accrued Taxes, Net	(393.0)	(68.3)
Other	(211.0)	165.2
Net Cash Flows from Continuing Operating Activities	$3,421.0	$3,910.7

Net Cash Flows from Continuing Operating Activities were $3.4 billion in 2016 consisting primarily of Net Income of $245 million and $1.6 billion of noncash Depreciation and Amortization. AEP also had asset impairments of $2.3 billion during the third quarter of 2016. See Note 6 - Dispositions, Assets and Liabilities Held for Sale and Impairments for a complete discussion of asset impairments and other related charges. Accrued Taxes decreased primarily due to the impacts of bonus depreciation related to the Protecting Americans from Tax Hikes Act of 2015. Deferred Income Taxes decreased primarily due to the tax effect of the asset impairment partially offset by an increase in tax versus book temporary differences from operations, which includes provisions related to the Protecting Americans from Tax Hikes Act of 2015. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.

Net Cash Flows from Continuing Operating Activities were $3.9 billion in 2015 consisting primarily of Net Income of $1.6 billion and $1.5 billion of noncash Depreciation and Amortization. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Taxpayer Relief Act of 2014 and an increase in tax/book temporary differences from operations. The reduction in Fuel, Materials and Supplies balances reflects a decrease in fuel inventory due to the cold winter weather and plants retired during the second quarter of 2015.

Investing Activities

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Construction Expenditures	$(3,387.0)	$(3,282.7)
Acquisitions of Nuclear Fuel	(127.6)	(53.3)
Other	85.9	87.6
Net Cash Flows Used for Continuing Investing Activities	$(3,428.7)	$(3,248.4)

Net Cash Flows Used for Continuing Investing Activities were $3.4 billion in 2016 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Net Cash Flows Used for Continuing Investing Activities were $3.2 billion in 2015 primarily due to Construction Expenditures for environmental, distribution and transmission investments.

Financing Activities

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Issuance of Common Stock	$34.2	$67.9
Issuance of Debt, Net	930.3	235.7
Dividends Paid on Common Stock	(829.8)	(783.4)
Other	(88.7)	(167.5)
Net Cash Flows from (Used for) Continuing Financing Activities	$46.0	$(647.3)

Net Cash Flows from Continuing Financing Activities in 2016 were $46 million. AEP’s net debt issuances were $930 million. The net issuances included an increase in short-term borrowing of $678 million, issuances of $950 million of senior unsecured notes, $191 million of pollution control bonds and $430 million of other debt notes offset by retirements of $507 million of senior unsecured notes, $289 million of securitization bonds, $251 million of pollution control bonds and $261 million of other debt notes. AEP paid common stock dividends of $830 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows Used for Continuing Financing Activities in 2015 were $647 million. AEP’s net debt issuances were $236 million. The net issuances included issuances of $2.1 billion of senior unsecured notes, $140 million of pollution control bonds and $757 million of other debt notes offset by retirements of $907 million of senior unsecured notes, $308 million of securitization bonds, $229 million of pollution control bonds and $687 of other debt notes and a decrease in short term borrowing of $564 million. AEP paid common stock dividends of $783 million. Other includes a make whole premium payment on the extinguishment of long-term debt of $93 million in addition to capital lease principal payments of $74 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

In October 2016, I&M retired $16 million of Notes Payable related to DCC Fuel.

OFF-BALANCE SHEET ARRANGEMENTS

AEP’s current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that AEP enters in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	September 30, 2016	December 31, 2015
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$960.1	$1,034.0
Railcars Maximum Potential Loss from Lease Agreement	18.1	18.1

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the accounting for pension and other postretirement benefits and the impact of new accounting pronouncements.

Long-Lived Assets

Nature of Estimates Required

In accordance with the requirements of “Property, Plant and Equipment” accounting guidance, the Registrants evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable including planned abandonments and a probable disallowance for rate-making on a plant under construction or the assets meet the held-for-sale criteria.  The Registrants utilize a group composite method of depreciation to estimate the useful lives of long-lived assets.  The evaluations of long-lived, held and used assets may result from abandonments, significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses.  If the carrying amount is not recoverable, the Registrants record an impairment to the extent that the fair value of the asset is less than its book value.  Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets and developing the undiscounted and discounted future cash flows (used to estimate fair value in the absence of market-based value, in some instances) associated with the asset.  For assets held for sale, an impairment is recognized if the expected net sales price is less than its book value.  For regulated assets, the earnings impact of an impairment charge could be offset by the establishment of a regulatory asset, if rate recovery is probable. For nonregulated assets, any impairment charge is recorded against earnings.

Assumptions and Approach Used

The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties other than in a forced or liquidation sale.  Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  In the absence of quoted prices for identical or similar assets in active markets, the Registrants estimate fair value using various internal and external valuation methods including cash flow projections or other market indicators of fair value such as bids received, comparable sales or independent appraisals.  Cash flow estimates are based on relevant information available at the time the estimates are made.  Estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.  Also, when measuring fair value, management evaluates the characteristics of the asset or liability to determine if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.  Such characteristics include, for example, the condition and location of the asset or restrictions of the use of the asset.  The Registrants perform depreciation studies that include a review of any external factors that may affect the useful life to determine composite depreciation rates and related lives which are subject to periodic review by state regulatory commissions for cost-based regulated assets.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

Effect if Different Assumptions Used

In connection with the evaluation of long-lived assets in accordance with the requirements of “Property, Plant and Equipment” accounting guidance, the fair value of the asset can vary if different estimates and assumptions would have been used in the applied valuation techniques.  The estimate for depreciation rates takes into account the history of interim capital replacements and the amount of salvage expected.  In cases of impairment, the best estimate of fair value was made using valuation methods based on the most current information at that time.  Fluctuations in realized sales proceeds versus the estimated fair value of the asset are generally due to a variety of factors including, but not limited to, differences in subsequent market conditions, the level of bidder interest, timing and terms of the transactions and management’s analysis of the benefits of the transaction.

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

The FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” enhancing the reporting model for financial instruments. Under the new standard, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. The new standard also amends disclosure requirements and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The amendments will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-01 effective January 1, 2018.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2015:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2016

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets as of December 31, 2015	$8.6	$14.4	$143.2	$166.2
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(12.4)	3.5	(9.7)	(18.6)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	30.5	30.5
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	0.7	0.7
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	1.3	(63.7)	—	(62.4)
Total MTM Risk Management Contract Net Assets as of September 30, 2016	$(2.5)	$(45.8)	$164.7	116.4
Commodity Cash Flow Hedge Contracts				(41.9)
Interest Rate and Foreign Currency Cash Flow Hedge Contracts				(0.2)
Collateral Deposits				28.9
Total MTM Derivative Contract Net Assets as of September 30, 2016				$103.2

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

AEP has risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of September 30, 2016, credit exposure net of collateral to sub investment grade counterparties was approximately 7.1%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of September 30, 2016, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$751.8	$5.0	$746.8	3	$378.8
Split Rating	16.9	—	16.9	1	15.6
No External Ratings:
Internal Investment Grade	113.2	—	113.2	2	57.3
Internal Noninvestment Grade	81.5	14.9	66.6	3	43.1
Total as of September 30, 2016	$963.4	$19.9	$943.5

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of September 30, 2016, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2016				December 31, 2015
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$1.1	$0.2	$0.1	$0.2	$0.9	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2016				December 31, 2015
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.9	$2.8	$0.9	$0.4	$1.1	$2.4	$0.9	$0.4

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

Interest Rate Risk

Management utilizes an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of September 30, 2016 and December 31, 2015, the estimated EaR on AEP’s debt portfolio for the following twelve months was $30 million and $25 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Vertically Integrated Utilities	$2,538.3	$2,435.8	$6,864.6	$7,081.8
Transmission and Distribution Utilities	1,245.4	1,163.6	3,398.9	3,377.9
Generation & Marketing	823.3	801.8	2,192.5	2,288.6
Other Revenues	45.2	30.2	134.0	90.2
TOTAL REVENUES	4,652.2	4,431.4	12,590.0	12,838.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	880.1	955.9	2,236.1	2,782.4
Purchased Electricity for Resale	774.0	730.8	2,134.6	2,050.0
Other Operation	771.1	689.9	2,150.7	1,954.6
Maintenance	286.3	311.5	854.4	923.1
Asset Impairments and Other Related Charges	2,264.9	—	2,264.9	—
Depreciation and Amortization	539.3	534.9	1,550.2	1,528.0
Taxes Other Than Income Taxes	264.4	248.2	767.9	733.3
TOTAL EXPENSES	5,780.1	3,471.2	11,958.8	9,971.4

OPERATING INCOME (LOSS)	(1,127.9)	960.2	631.2	2,867.1

Other Income (Expense):
Interest and Investment Income	2.0	1.6	6.5	6.1
Carrying Costs Income	1.7	1.8	11.9	18.4
Allowance for Equity Funds Used During Construction	25.6	32.6	86.1	96.4
Interest Expense	(225.3)	(220.2)	(667.2)	(658.1)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (CREDIT) AND EQUITY EARNINGS	(1,323.9)	776.0	68.5	2,329.9

Income Tax Expense (Credit)	(534.5)	275.6	(134.0)	827.1
Equity Earnings of Unconsolidated Subsidiaries	25.2	11.4	42.8	60.6

INCOME (LOSS) FROM CONTINUING OPERATIONS	(764.2)	511.8	245.3	1,563.4

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	7.8	(2.5)	18.2

NET INCOME (LOSS)	(764.2)	519.6	242.8	1,581.6

Net Income Attributable to Noncontrolling Interests	1.6	1.3	5.3	4.1

EARNINGS (LOSS) ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$(765.8)	$518.3	$237.5	$1,577.5

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	491,697,809	490,648,929	491,422,921	490,155,315

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$(1.56)	$1.04	$0.49	$3.18
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	$—	$0.02	$(0.01)	$0.04
TOTAL BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$(1.56)	$1.06	$0.48	$3.22

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	491,813,858	490,800,335	491,596,861	490,411,020

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$(1.56)	$1.04	$0.49	$3.18
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	$—	$0.02	$(0.01)	$0.04
TOTAL DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$(1.56)	$1.06	$0.48	$3.22

CASH DIVIDENDS DECLARED PER SHARE	$0.56	$0.53	$1.68	$1.59

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(764.2)	$519.6	$242.8	$1,581.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(15.4) and $(2.9) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(11.2) and $(5.8) for the Nine Months Ended September 30, 2016 and 2015, Respectively	(28.6)	(5.3)	(20.8)	(10.7)
Securities Available for Sale, Net of Tax of $0.3 and $(0.7) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $1 and $(0.5) for the Nine Months Ended September 30, 2016 and 2015, Respectively	0.5	(1.3)	1.7	(1.0)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0.1 and $0.2 for the Three Months Ended September 30, 2016 and 2015, Respectively, and $0.2 and $0.5 for the Nine Months Ended September 30, 2016 and 2015, Respectively	0.2	0.3	0.4	0.9

TOTAL OTHER COMPREHENSIVE LOSS	(27.9)	(6.3)	(18.7)	(10.8)

TOTAL COMPREHENSIVE INCOME (LOSS)	(792.1)	513.3	224.1	1,570.8

Total Comprehensive Income Attributable to Noncontrolling Interests	1.6	1.3	5.3	4.1

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$(793.7)	$512.0	$218.8	$1,566.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY - DECEMBER 31, 2014	509.7	$3,313.3	$6,203.4	$7,406.6	$(103.1)	$4.3	$16,824.5

Issuance of Common Stock	1.4	9.1	58.8				67.9
Common Stock Dividends				(780.3)		(3.1)	(783.4)
Other Changes in Equity			19.6			5.0	24.6
Net Income				1,577.5		4.1	1,581.6
Other Comprehensive Loss					(10.8)		(10.8)
Pension and OPEB Adjustment Related to Mitchell Plant					5.1		5.1
TOTAL EQUITY - SEPTEMBER 30, 2015	511.1	$3,322.4	$6,281.8	$8,203.8	$(108.8)	$10.3	$17,709.5

TOTAL EQUITY - DECEMBER 31, 2015	511.4	$3,324.0	$6,296.5	$8,398.3	$(127.1)	$13.2	$17,904.9

Issuance of Common Stock	0.6	4.3	29.9				34.2
Common Stock Dividends				(826.4)		(3.4)	(829.8)
Other Changes in Equity			3.6			6.0	9.6
Net Income				237.5		5.3	242.8
Other Comprehensive Loss					(18.7)		(18.7)
TOTAL EQUITY - SEPTEMBER 30, 2016	512.0	$3,328.3	$6,330.0	$7,809.4	$(145.8)	$21.1	$17,343.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$212.2	$176.4
Other Temporary Investments (September 30, 2016 and December 31, 2015 Amounts Include $270.5 and $376.6, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, EIS and Sabine)	279.2	386.8
Accounts Receivable:
Customers	628.4	615.9
Accrued Unbilled Revenues	166.7	31.2
Pledged Accounts Receivable – AEP Credit	1,065.5	940.3
Miscellaneous	59.9	82.1
Allowance for Uncollectible Accounts	(40.5)	(29.0)
Total Accounts Receivable	1,880.0	1,640.5
Fuel	468.0	600.8
Materials and Supplies	556.8	738.6
Risk Management Assets	110.8	134.4
Accrued Tax Benefits	214.9	58.9
Regulatory Asset for Under-Recovered Fuel Costs	107.4	115.2
Margin Deposits	56.5	107.3
Assets Held for Sale	1,915.3	—
Prepayments and Other Current Assets	148.1	113.5
TOTAL CURRENT ASSETS	5,949.2	4,072.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	19,684.2	25,559.8
Transmission	15,157.8	14,247.9
Distribution	18,639.0	18,046.9
Other Property, Plant and Equipment (September 30, 2016 and December 31, 2015 Amounts Include Coal Mining and Nuclear Fuel, December 31, 2015 Amount Includes 2016 Plant Retirements)	3,467.5	3,722.9
Construction Work in Progress	3,651.3	3,903.9
Total Property, Plant and Equipment	60,599.8	65,481.4
Accumulated Depreciation and Amortization	16,337.6	19,348.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	44,262.2	46,133.2

OTHER NONCURRENT ASSETS
Regulatory Assets	5,182.4	5,140.3
Securitized Assets	1,559.0	1,749.9
Spent Nuclear Fuel and Decommissioning Trusts	2,230.8	2,106.4
Goodwill	52.5	52.5
Long-term Risk Management Assets	311.7	321.8
Deferred Charges and Other Noncurrent Assets	1,894.2	2,106.6
TOTAL OTHER NONCURRENT ASSETS	11,230.6	11,477.5

TOTAL ASSETS	$61,442.0	$61,683.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

			September 30,	December 31,
			2016	2015
CURRENT LIABILITIES
Accounts Payable			$1,340.3	$1,418.0
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	675.0
Other Short-term Debt			728.3	125.0
Total Short-term Debt			1,478.3	800.0
Long-term Debt Due Within One Year (September 30, 2016 and December 31, 2015 Amounts Include $393.4 and $410.4, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			2,384.8	1,831.8
Risk Management Liabilities			79.3	87.1
Customer Deposits			341.6	346.6
Accrued Taxes			666.2	979.1
Accrued Interest			230.2	226.9
Regulatory Liability for Over-Recovered Fuel Costs			7.9	113.9
Liabilities Held for Sale			231.0	—
Other Current Liabilities			1,019.8	1,305.1
TOTAL CURRENT LIABILITIES			7,779.4	7,108.5

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2016 and December 31, 2015 Amounts Include $1,727.6 and $1,971.4, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			17,319.9	17,740.9
Long-term Risk Management Liabilities			240.0	179.1
Deferred Income Taxes			11,815.1	11,733.2
Regulatory Liabilities and Deferred Investment Tax Credits			3,887.5	3,736.1
Asset Retirement Obligations			1,858.0	1,806.5
Employee Benefits and Pension Obligations			497.0	583.3
Deferred Credits and Other Noncurrent Liabilities			702.1	890.6
TOTAL NONCURRENT LIABILITIES			36,319.6	36,669.7

TOTAL LIABILITIES			44,099.0	43,778.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2016	2015
Shares Authorized	600,000,000	600,000,000
Shares Issued	512,046,044	511,389,173
(20,336,592 Shares were Held in Treasury as of September 30, 2016 and December 31, 2015)			3,328.3	3,324.0
Paid-in Capital			6,330.0	6,296.5
Retained Earnings			7,809.4	8,398.3
Accumulated Other Comprehensive Income (Loss)			(145.8)	(127.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			17,321.9	17,891.7

Noncontrolling Interests			21.1	13.2

TOTAL EQUITY			17,343.0	17,904.9

TOTAL LIABILITIES AND EQUITY			$61,442.0	$61,683.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$242.8	$1,581.6
Income (Loss) from Discontinued Operations	(2.5)	18.2
Income from Continuing Operations	245.3	1,563.4
Adjustments to Reconcile Income from Continuing Operations to Net Cash Flows from Continuing Operating Activities:
Depreciation and Amortization	1,550.2	1,528.0
Deferred Income Taxes	(47.0)	528.6
Asset Impairments and Other Related Charges	2,264.9	—
Carrying Costs Income	(11.9)	(18.4)
Allowance for Equity Funds Used During Construction	(86.1)	(96.4)
Mark-to-Market of Risk Management Contracts	56.6	17.7
Amortization of Nuclear Fuel	109.7	101.6
Pension Contributions to Qualified Plan Trust	(84.8)	(91.8)
Property Taxes	288.3	247.1
Deferred Fuel Over/Under-Recovery, Net	(28.5)	93.3
Deferral of Ohio Capacity Costs, Net	108.8	35.0
Change in Other Noncurrent Assets	(231.5)	(114.3)
Change in Other Noncurrent Liabilities	41.3	8.9
Changes in Certain Components of Continuing Working Capital:
Accounts Receivable, Net	(240.8)	(17.5)
Fuel, Materials and Supplies	11.6	193.8
Accounts Payable	47.8	(13.3)
Accrued Taxes, Net	(393.0)	(68.3)
Other Current Assets	31.5	10.5
Other Current Liabilities	(211.4)	2.8
Net Cash Flows from Continuing Operating Activities	3,421.0	3,910.7

INVESTING ACTIVITIES
Construction Expenditures	(3,387.0)	(3,282.7)
Change in Other Temporary Investments, Net	109.2	80.8
Purchases of Investment Securities	(2,454.5)	(1,489.4)
Sales of Investment Securities	2,427.0	1,437.3
Acquisitions of Nuclear Fuel	(127.6)	(53.3)
Other Investing Activities	4.2	58.9
Net Cash Flows Used for Continuing Investing Activities	(3,428.7)	(3,248.4)

FINANCING ACTIVITIES
Issuance of Common Stock	34.2	67.9
Issuance of Long-term Debt	1,559.6	2,931.1
Change in Short-term Debt, Net	678.3	(564.0)
Retirement of Long-term Debt	(1,307.6)	(2,131.4)
Make Whole Premium on Extinguishment of Long-term Debt	—	(92.7)
Principal Payments for Capital Lease Obligations	(81.9)	(73.9)
Dividends Paid on Common Stock	(829.8)	(783.4)
Other Financing Activities	(6.8)	(0.9)
Net Cash Flows from (Used for) Continuing Financing Activities	46.0	(647.3)

Net Cash Flows from (Used for) Discontinued Operating Activities	(2.5)	10.1
Net Cash Flows from Discontinued Investing Activities	—	2.5
Net Cash Flows Used for Discontinued Financing Activities	—	(12.3)

Net Increase in Cash and Cash Equivalents	35.8	15.3
Cash and Cash Equivalents at Beginning of Period	176.4	162.5
Cash and Cash Equivalents at End of Period	$212.2	$177.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$637.0	$639.1
Net Cash Paid for Income Taxes	32.2	115.6
Noncash Acquisitions Under Capital Leases	65.8	96.9
Construction Expenditures Included in Current Liabilities as of September 30,	604.8	579.4
Construction Expenditures Included in Noncurrent Liabilities as of September 30,	—	66.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	0.3	31.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	2,845	2,599	8,743	9,039
Commercial	1,823	1,744	5,125	5,161
Industrial	2,391	2,493	7,022	7,520
Miscellaneous	217	205	637	633
Total Retail	7,276	7,041	21,527	22,353

Wholesale	1,029	681	2,413	2,335

Total KWhs	8,305	7,722	23,940	24,688

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	—	—	1,433	1,735
Normal - Heating (b)	2	3	1,437	1,415

Actual - Cooling (c)	1,049	804	1,437	1,275
Normal - Cooling (b)	808	809	1,177	1,175

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Net Income
(in millions)

Third Quarter of 2015	$74.6

Changes in Gross Margin:
Retail Margins	54.4
Off-system Sales	1.5
Transmission Revenues	2.6
Other Revenues	1.9
Total Change in Gross Margin	60.4

Changes in Expenses and Other:
Other Operation and Maintenance	(12.1)
Depreciation and Amortization	(1.8)
Carrying Costs Income	(0.1)
Allowance for Equity Funds Used During Construction	1.1
Interest Expense	0.2
Total Change in Expenses and Other	(12.7)

Income Tax Expense	(18.2)

Third Quarter of 2016	$104.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $54 million primarily due to the following:

•
A $34 million increase primarily due to increases in rates in West Virginia and Virginia.  Of these rate increases, $27 million relates to riders/trackers which have corresponding increases in other expense items below.

•	A $24 million increase in weather-related usage primarily due to a 30% increase in cooling degree days.
These increases were partially offset by:

•	An $8 million decrease in weather-normalized margin in all retail classes.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $12 million primarily due to the following:

•
A $17 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	A $7 million increase in PJM transmission expenses. This increase in expense is offset within Retail Margins above.
These increases were partially offset by:

•	A $6 million decrease in employee-related expenses.

•	A $2 million decrease in storm-related expenses.

•	A $2 million decrease in distribution expenses primarily due to prior year vegetation pilot program.

•	Income Tax Expense increased $18 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Net Income
(in millions)

Nine Months Ended September 30, 2015	$275.4

Changes in Gross Margin:
Retail Margins	93.0
Transmission Revenues	(14.1)
Other Revenues	3.5
Total Change in Gross Margin	82.4

Changes in Expenses and Other:
Other Operation and Maintenance	(54.3)
Depreciation and Amortization	2.7
Taxes Other Than Income Taxes	(0.8)
Interest Income	(0.4)
Carrying Costs Income	(0.6)
Allowance for Equity Funds Used During Construction	(1.2)
Interest Expense	4.9
Total Change in Expenses and Other	(49.7)

Income Tax Expense	(4.3)

Nine Months Ended September 30, 2016	$303.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $93 million primarily due to the following:

•
A $111 million increase primarily due to increases in rates in West Virginia and Virginia, which includes recognition of deferred billing in West Virginia as approved by the WVPSC in June 2016. This increase is partially offset by a prior year adjustment affected by the amended Virginia law that has an impact on biennial reviews. Of these rate increases, $81 million relate to riders/trackers which have corresponding increases in other expense items below.

This increase was partially offset by:

•	A $20 million decrease in weather-normalized margin primarily in the industrial class.

•	A $10 million decrease in weather-related usage due to a 17% decrease in heating degree days offset with a 13% increase in cooling degree days.

•	Transmission Revenues decreased $14 million primarily due to lower Network Integrated Transmission Service revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $54 million primarily due to the following:

•
A $41 million increase associated with amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This increase in expense is offset within Retail Margins above.

•	An $8 million increase in distribution expenses primarily due to vegetation management. This increase in expense is offset within Retail Margins above.

•
A $5 million increase in amortization of previously deferred West Virginia storm expenses as approved in the May 2015 West Virginia base case order. This increase in expense is offset within Retail Margins above.

•	A $4 million increase in storm-related expenses.
These increases were partially offset by:

•	A $6 million gain on the sale of property in the current year.

•	Depreciation and Amortization expenses decreased $3 million primarily due to the following:

•	A $7 million decrease in asset retirement obligations and plant amortizations due to plant retirements in 2015.

•	A $2 million decrease due to prior year amortization of Virginia environmental deferrals. This decrease in expense is offset within Retail Margins above.
These decreases were partially offset by:

•	A $6 million increase due to a higher depreciable base.

•	Interest Expense decreased $5 million primarily due to lower interest rates on long-term debt.

•
Income Tax Expense increased $4 million primarily due to an increase in pretax book income and by the recording of federal income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis and the regulatory accounting treatment of state income taxes.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$739.0	$685.3	$2,153.3	$2,184.9
Sales to AEP Affiliates	36.4	39.3	109.0	115.7
Other Revenues	2.8	2.9	9.4	7.9
TOTAL REVENUES	778.2	727.5	2,271.7	2,308.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	190.1	188.5	494.1	595.3
Purchased Electricity for Resale	69.2	80.5	240.9	258.9
Other Operation	117.6	101.8	349.4	311.6
Maintenance	66.8	70.5	196.3	179.8
Depreciation and Amortization	98.1	96.3	290.0	292.7
Taxes Other Than Income Taxes	32.0	32.0	93.9	93.1
TOTAL EXPENSES	573.8	569.6	1,664.6	1,731.4

OPERATING INCOME	204.4	157.9	607.1	577.1

Other Income (Expense):
Interest Income	0.3	0.3	0.8	1.2
Carrying Costs Income	—	0.1	0.2	0.8
Allowance for Equity Funds Used During Construction	4.5	3.4	9.1	10.3
Interest Expense	(46.4)	(46.6)	(140.7)	(145.6)

INCOME BEFORE INCOME TAX EXPENSE	162.8	115.1	476.5	443.8

Income Tax Expense	58.7	40.5	172.7	168.4

NET INCOME	$104.1	$74.6	$303.8	$275.4

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$104.1	$74.6	$303.8	$275.4

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(0.3) and $0 for the Nine Months Ended September 30, 2016 and 2015, Respectively	(0.2)	(0.2)	(0.6)	(0.1)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.2) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(0.5) and $(0.7) for the Nine Months Ended September 30, 2016 and 2015, Respectively	(0.3)	(0.5)	(1.0)	(1.4)

TOTAL OTHER COMPREHENSIVE LOSS	(0.5)	(0.7)	(1.6)	(1.5)

TOTAL COMPREHENSIVE INCOME	$103.6	$73.9	$302.2	$273.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$260.4	$1,809.6	$1,291.9	$5.0	$3,366.9

Common Stock Dividends			(181.3)		(181.3)
Net Income			275.4		275.4
Other Comprehensive Loss				(1.5)	(1.5)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2015	$260.4	$1,809.6	$1,386.0	$3.5	$3,459.5

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$260.4	$1,828.7	$1,388.7	$(2.8)	$3,475.0

Common Stock Dividends			(225.0)		(225.0)
Net Income			303.8		303.8
Other Comprehensive Loss				(1.6)	(1.6)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2016	$260.4	$1,828.7	$1,467.5	$(4.4)	$3,552.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$3.3	$2.8
Restricted Cash for Securitized Funding	7.8	14.8
Advances to Affiliates	24.4	25.6
Accounts Receivable:
Customers	115.4	120.9
Affiliated Companies	54.3	51.2
Accrued Unbilled Revenues	42.3	17.9
Miscellaneous	1.1	2.2
Allowance for Uncollectible Accounts	(4.7)	(4.3)
Total Accounts Receivable	208.4	187.9
Fuel	124.8	119.3
Materials and Supplies	100.0	127.0
Risk Management Assets – Nonaffiliated	3.2	14.7
Risk Management Assets – Affiliated	—	0.9
Accrued Tax Benefits	16.0	30.6
Regulatory Asset for Under-Recovered Fuel Costs	71.6	86.9
Prepayments and Other Current Assets	17.4	17.4
TOTAL CURRENT ASSETS	576.9	627.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,319.5	6,200.8
Transmission	2,555.3	2,408.1
Distribution	3,519.2	3,402.5
Other Property, Plant and Equipment	368.7	345.5
Construction Work in Progress	481.9	475.1
Total Property, Plant and Equipment	13,244.6	12,832.0
Accumulated Depreciation and Amortization	3,598.1	3,407.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,646.5	9,424.4

OTHER NONCURRENT ASSETS
Regulatory Assets	1,123.0	1,154.2
Securitized Assets	311.0	328.0
Long-term Risk Management Assets – Nonaffiliated	0.2	0.1
Deferred Charges and Other Noncurrent Assets	110.7	113.7
TOTAL OTHER NONCURRENT ASSETS	1,544.9	1,596.0

TOTAL ASSETS	$11,768.3	$11,648.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)

	September 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$84.1	$181.0
Accounts Payable:
General	174.1	196.5
Affiliated Companies	74.8	67.7
Long-term Debt Due Within One Year – Nonaffiliated	503.1	318.0
Risk Management Liabilities – Nonaffiliated	10.7	4.8
Customer Deposits	81.8	83.9
Accrued Taxes	51.8	79.5
Accrued Interest	63.3	40.6
Other Current Liabilities	127.1	153.4
TOTAL CURRENT LIABILITIES	1,170.8	1,125.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,530.0	3,612.7
Long-term Risk Management Liabilities – Nonaffiliated	0.3	0.1
Deferred Income Taxes	2,632.9	2,527.0
Regulatory Liabilities and Deferred Investment Tax Credits	628.8	637.1
Asset Retirement Obligations	91.2	98.9
Employee Benefits and Pension Obligations	103.0	114.4
Deferred Credits and Other Noncurrent Liabilities	59.1	57.7
TOTAL NONCURRENT LIABILITIES	7,045.3	7,047.9

TOTAL LIABILITIES	8,216.1	8,173.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	1,467.5	1,388.7
Accumulated Other Comprehensive Income (Loss)	(4.4)	(2.8)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,552.2	3,475.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,768.3	$11,648.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$303.8	$275.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	290.0	292.7
Deferred Income Taxes	100.9	179.1
Carrying Costs Income	(0.2)	(0.8)
Allowance for Equity Funds Used During Construction	(9.1)	(10.3)
Mark-to-Market of Risk Management Contracts	18.4	(5.9)
Pension Contributions to Qualified Plan Trust	(8.8)	(10.0)
Property Taxes	29.2	28.0
Deferred Fuel Over/Under-Recovery, Net	19.0	(1.7)
Change in Other Noncurrent Assets	(5.1)	(33.2)
Change in Other Noncurrent Liabilities	(23.0)	(26.7)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(20.5)	28.8
Fuel, Materials and Supplies	(1.2)	31.4
Accounts Payable	4.9	2.7
Accrued Taxes, Net	(13.9)	(75.3)
Other Current Assets	(0.2)	(2.6)
Other Current Liabilities	(4.1)	15.4
Net Cash Flows from Operating Activities	680.1	687.0

INVESTING ACTIVITIES
Construction Expenditures	(472.7)	(456.7)
Change in Restricted Cash for Securitized Funding	7.0	8.2
Change in Advances to Affiliates, Net	1.2	25.0
Other Investing Activities	10.6	10.6
Net Cash Flows Used for Investing Activities	(453.9)	(412.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	314.1	726.3
Change in Advances from Affiliates, Net	(96.9)	35.2
Retirement of Long-term Debt – Nonaffiliated	(213.6)	(672.5)
Retirement of Long-term Debt – Affiliated	—	(86.0)
Make Whole Premium on Extinguishment of Long-term Debt – Nonaffiliated	—	(92.7)
Principal Payments for Capital Lease Obligations	(4.7)	(3.8)
Dividends Paid on Common Stock	(225.0)	(181.3)
Other Financing Activities	0.4	0.5
Net Cash Flows Used for Financing Activities	(225.7)	(274.3)

Net Increase (Decrease) in Cash and Cash Equivalents	0.5	(0.2)
Cash and Cash Equivalents at Beginning of Period	2.8	2.6
Cash and Cash Equivalents at End of Period	$3.3	$2.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$113.2	$128.4
Net Cash Paid for Income Taxes	55.8	33.7
Noncash Acquisitions Under Capital Leases	2.1	2.3
Construction Expenditures Included in Current Liabilities as of September 30,	66.8	81.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	1,619	1,441	4,344	4,311
Commercial	1,405	1,342	3,780	3,744
Industrial	1,996	1,972	5,876	5,712
Miscellaneous	15	15	50	50
Total Retail	5,035	4,770	14,050	13,817

Wholesale	2,613	2,649	7,038	8,732

Total KWhs	7,648	7,419	21,088	22,549

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	—	—	2,196	2,931
Normal - Heating (b)	10	10	2,449	2,413

Actual - Cooling (c)	741	530	1,011	796
Normal - Cooling (b)	571	574	835	836

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Net Income
(in millions)

Third Quarter of 2015	$56.6

Changes in Gross Margin:
Retail Margins	30.7
Off-system Sales	(0.5)
Transmission Revenues	1.7
Other Revenues	(2.9)
Total Change in Gross Margin	29.0

Changes in Expenses and Other:
Other Operation and Maintenance	10.2
Asset Impairments and Other Related Charges	(10.5)
Depreciation and Amortization	0.2
Taxes Other Than Income Taxes	(0.9)
Other Income	1.8
Interest Expense	(3.6)
Total Change in Expenses and Other	(2.8)

Income Tax Expense	(7.4)

Third Quarter of 2016	$75.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $31 million primarily due to the following:

•	A $17 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	A $15 million increase in weather-related usage due to a 40% increase in cooling degree days.

•	An $8 million increase in weather-normalized margins.
These increases were partially offset by:

•	A $6 million decrease in fuel recovery from wholesale customers due to the timing of fuel recovery in 2015 primarily as a result of an extended forced outage at Cook Plant, Unit 1.

•	A $2 million decrease due to PJM charges not currently recovered in rate recovery riders/trackers.

•
Other Revenues decreased $3 million primarily due to a decrease in barging deliveries to the Rockport Plant by River Transportation Division (RTD). The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging activities discussed below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $10 million primarily due to the following:

•	A $10 million decrease in nuclear expenses primarily due to an extended forced outage at Cook Plant, Unit 1 related to the emergency diesel generator repair in 2015.

•	A $4 million decrease in general and administrative expenses.

•	A $4 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities discussed above.

•	A $3 million decrease in steam generation maintenance expenses at Rockport in addition to the retirement of Tanners Creek Plant in May 2015.
These decreases were partially offset by:

•	A $5 million increase in distribution expenses primarily due to increased forestry expenses.

•	A $2 million increase in transmission expenses primarily due to increased PJM expenses.

•
A $2 million increase in accretion due to the impact of a revision in the nuclear Asset Retirement Obligation (ARO) estimate on decommissioning expense. This increase has a corresponding offset in Depreciation and Amortization expenses.

•	Asset Impairments and Other Related Charges increased $11 million due to the impairment of I&M’s Price River coal reserves.

•	Interest Expense increased $4 million primarily due to higher long-term debt balances.

•	Income Tax Expense increased $8 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Net Income
(in millions)

Nine Months Ended September 30, 2015	$179.9

Changes in Gross Margin:
Retail Margins	32.0
Off-system Sales	(9.8)
Transmission Revenues	(6.2)
Other Revenues	(4.9)
Total Change in Gross Margin	11.1

Changes in Expenses and Other:
Other Operation and Maintenance	19.7
Asset Impairments and Other Related Charges	(10.5)
Depreciation and Amortization	7.0
Taxes Other Than Income Taxes	(4.5)
Other Income	3.7
Interest Expense	(7.4)
Total Change in Expenses and Other	8.0

Income Tax Expense	2.4

Nine Months Ended September 30, 2016	$201.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $32 million primarily due to the following:

•	A $29 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	A $21 million increase in weather-normalized margins.
These increases were partially offset by:

•	A $12 million decrease in FERC municipal and cooperative revenues due to annual formula rate adjustments offset by increased formula rate changes.

•	A $3 million decrease in fuel recovery from wholesale customers due to the timing of fuel recovery in 2015 primarily as a result of an extended forced outage at Cook Plant, Unit 1.

•	Margins from Off-system Sales decreased $10 million primarily due to lower market prices and decreased sales volumes.

•
Transmission Revenues decreased $6 million primarily due to a lower transmission formula rate true-up than in the prior year, partially offset by higher Network Integration Transmission Service revenues.

•
Other Revenues decreased $5 million primarily due to a decrease in barging deliveries to the Rockport Plant by RTD. The decrease in RTD revenue was offset by a corresponding decrease in Other Operation and Maintenance expenses for barging activities discussed below.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses decreased $20 million primarily due to the following:

•
A $26 million decrease in nuclear expenses primarily due to an extended forced outage at Cook Plant, Unit 1 for the emergency diesel generator repair of $13 million, in addition to a low pressure turbine inspection of $7 million at Cook Plant, Unit 2.

•	An $8 million decrease due to the retirement of Tanners Creek Plant in May 2015.

•	A $6 million decrease in RTD expenses for barging activities. The decrease in RTD expenses was offset by a corresponding decrease in Other Revenues from barging activities discussed above.

•	A $5 million decrease primarily due to Rockport environmental compliance work performed in 2015.
These decreases were partially offset by:

•	An $8 million increase in distribution expenses primarily due to increased forestry expenses.

•	A $7 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $6 million increase due to the reduction of an environmental liability in 2015.

•
A $5 million increase in accretion due to the impact of a revision in the nuclear ARO estimate on decommissioning expense. This increase has a corresponding offset in Depreciation and Amortization expenses below.

•	Asset Impairments and Other Related Charges increased $11 million due to the impairment of I&M’s Price River coal reserves.

•
Depreciation and Amortization expenses decreased $7 million primarily due to the retirement of Tanners Creek Plant in May 2015 and a revision in the nuclear ARO estimate, partially offset by higher depreciable base.

•	Taxes Other Than Income Taxes increased $5 million primarily due to property taxes.

•	Other Income increased $4 million primarily due to a $3 million increase in Life Cycle Management carrying charges and $1 million increase in AFUDC equity accrued on nuclear fuel for the Cook Plant.

•	Interest Expense increased $7 million primarily due to higher long-term debt balances.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$574.7	$536.2	$1,570.8	$1,617.5
Sales to AEP Affiliates	3.9	9.6	22.4	16.6
Other Revenues – Affiliated	15.6	21.7	46.3	62.2
Other Revenues – Nonaffiliated	3.4	0.8	13.2	2.6
TOTAL REVENUES	597.6	568.3	1,652.7	1,698.9

EXPENSES
Fuel and Other Consumables Used for Electric Generation	91.3	90.5	236.8	264.4
Purchased Electricity for Resale	43.7	41.5	134.3	147.7
Purchased Electricity from AEP Affiliates	64.5	67.2	165.9	182.2
Other Operation	138.9	141.0	413.9	407.3
Maintenance	45.7	53.8	134.6	160.9
Asset Impairments and Other Related Charges	10.5	—	10.5	—
Depreciation and Amortization	49.1	49.3	143.2	150.2
Taxes Other Than Income Taxes	22.5	21.6	71.5	67.0
TOTAL EXPENSES	466.2	464.9	1,310.7	1,379.7

OPERATING INCOME	131.4	103.4	342.0	319.2

Other Income (Expense):
Interest Income	1.7	1.9	9.1	7.2
Allowance for Equity Funds Used During Construction	4.1	2.1	10.9	9.1
Interest Expense	(26.7)	(23.1)	(76.3)	(68.9)

INCOME BEFORE INCOME TAX EXPENSE	110.5	84.3	285.7	266.6

Income Tax Expense	35.1	27.7	84.3	86.7

NET INCOME	$75.4	$56.6	$201.4	$179.9

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$75.4	$56.6	$201.4	$179.9

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2016 and 2015, Respectively, and $0.5 and $0.4 for the Nine Months Ended September 30, 2016 and 2015, Respectively	0.3	0.3	1.0	0.8

TOTAL COMPREHENSIVE INCOME	$75.7	$56.9	$202.4	$180.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$56.6	$980.9	$930.8	$(14.3)	$1,954.0

Common Stock Dividends			(90.0)		(90.0)
Net Income			179.9		179.9
Other Comprehensive Income				0.8	0.8
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2015	$56.6	$980.9	$1,020.7	$(13.5)	$2,044.7

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$56.6	$980.9	$1,015.6	$(16.7)	$2,036.4

Common Stock Dividends			(93.8)		(93.8)
Net Income			201.4		201.4
Other Comprehensive Income				1.0	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2016	$56.6	$980.9	$1,123.2	$(15.7)	$2,145.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$1.6	$1.1
Advances to Affiliates	12.4	11.7
Accounts Receivable:
Customers	46.3	43.9
Affiliated Companies	47.6	68.7
Accrued Unbilled Revenues	2.2	0.1
Miscellaneous	0.9	2.6
Allowance for Uncollectible Accounts	(0.1)	(0.1)
Total Accounts Receivable	96.9	115.2
Fuel	48.6	46.5
Materials and Supplies	156.2	185.9
Risk Management Assets – Nonaffiliated	5.2	10.6
Risk Management Assets – Affiliated	—	1.7
Accrued Tax Benefits	26.5	40.5
Prepayments and Other Current Assets	50.1	42.1
TOTAL CURRENT ASSETS	397.5	455.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	3,996.3	3,841.7
Transmission	1,437.7	1,406.9
Distribution	1,866.7	1,790.8
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	623.8	662.3
Construction Work in Progress	607.9	519.8
Total Property, Plant and Equipment	8,532.4	8,221.5
Accumulated Depreciation, Depletion and Amortization	3,063.9	3,018.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,468.5	5,203.5

OTHER NONCURRENT ASSETS
Regulatory Assets	837.6	804.3
Spent Nuclear Fuel and Decommissioning Trusts	2,230.8	2,106.4
Long-term Risk Management Assets – Nonaffiliated	0.2	—
Deferred Charges and Other Noncurrent Assets	136.6	140.9
TOTAL OTHER NONCURRENT ASSETS	3,205.2	3,051.6

TOTAL ASSETS	$9,071.2	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT LIABILITIES
Advances from Affiliates	$26.3	$294.3
Accounts Payable:
General	140.2	201.0
Affiliated Companies	61.9	61.8
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2016 and December 31, 2015 Amounts Include $97.8 and $84.6, Respectively, Related to DCC Fuel)	176.1	162.9
Risk Management Liabilities – Nonaffiliated	1.3	6.3
Customer Deposits	34.2	35.7
Accrued Taxes	43.7	74.2
Accrued Interest	11.8	26.2
Obligations Under Capital Leases	8.7	32.8
Other Current Liabilities	131.6	142.1
TOTAL CURRENT LIABILITIES	635.8	1,037.3

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,231.3	1,837.1
Long-term Risk Management Liabilities – Nonaffiliated	0.2	1.6
Deferred Income Taxes	1,510.9	1,361.5
Regulatory Liabilities and Deferred Investment Tax Credits	1,148.6	1,076.2
Asset Retirement Obligations	1,291.1	1,240.9
Deferred Credits and Other Noncurrent Liabilities	108.3	119.4
TOTAL NONCURRENT LIABILITIES	6,290.4	5,636.7

TOTAL LIABILITIES	6,926.2	6,674.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,123.2	1,015.6
Accumulated Other Comprehensive Income (Loss)	(15.7)	(16.7)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,145.0	2,036.4

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,071.2	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$201.4	$179.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	143.2	150.2
Deferred Income Taxes	116.2	38.3
Asset Impairments and Other Related Charges	10.5	—
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(17.4)	(0.1)
Allowance for Equity Funds Used During Construction	(10.9)	(9.1)
Mark-to-Market of Risk Management Contracts	0.5	12.9
Amortization of Nuclear Fuel	109.7	101.6
Pension Contribution to Qualified Plan Trust	(12.7)	(14.6)
Deferred Fuel Over/Under-Recovery, Net	6.1	(16.1)
Change in Other Noncurrent Assets	—	26.4
Change in Other Noncurrent Liabilities	30.0	9.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	17.0	5.5
Fuel, Materials and Supplies	(1.1)	29.6
Accounts Payable	(17.9)	(14.0)
Accrued Taxes, Net	(16.5)	4.6
Other Current Assets	6.7	7.0
Other Current Liabilities	(27.8)	(9.3)
Net Cash Flows from Operating Activities	537.0	502.0

INVESTING ACTIVITIES
Construction Expenditures	(405.1)	(337.0)
Change in Advances to Affiliates, Net	(0.7)	—
Purchases of Investment Securities	(2,452.9)	(1,479.1)
Sales of Investment Securities	2,427.0	1,437.3
Acquisitions of Nuclear Fuel	(127.6)	(53.3)
Other Investing Activities	7.8	9.0
Net Cash Flows Used for Investing Activities	(551.5)	(423.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	482.7	210.7
Change in Advances from Affiliates, Net	(268.0)	8.5
Retirement of Long-term Debt – Nonaffiliated	(76.8)	(178.5)
Principal Payments for Capital Lease Obligations	(29.8)	(29.9)
Dividends Paid on Common Stock	(93.8)	(90.0)
Other Financing Activities	0.7	0.6
Net Cash Flows from (Used for) Financing Activities	15.0	(78.6)

Net Increase in Cash and Cash Equivalents	0.5	0.3
Cash and Cash Equivalents at Beginning of Period	1.1	1.0
Cash and Cash Equivalents at End of Period	$1.6	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$85.6	$77.5
Net Cash Paid (Received) for Income Taxes	(36.0)	17.2
Noncash Acquisitions Under Capital Leases	16.8	2.0
Construction Expenditures Included in Current Liabilities as of September 30,	83.4	51.6
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	0.3	31.1
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	0.1	2.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	4,380	3,788	11,209	11,249
Commercial	4,114	3,929	11,158	11,074
Industrial	3,610	3,711	10,671	11,081
Miscellaneous	27	28	89	88
Total Retail (a)	12,131	11,456	33,127	33,492

Wholesale (b)	654	497	1,389	1,460

Total KWhs	12,785	11,953	34,516	34,952

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	—	—	1,929	2,575
Normal - Heating (b)	7	6	2,110	2,073

Actual - Cooling (c)	900	620	1,209	970
Normal - Cooling (b)	664	666	956	956

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Net Income
(in millions)

Third Quarter of 2015	$71.6

Changes in Gross Margin:
Retail Margins	41.7
Off-system Sales	9.4
Transmission Revenues	3.6
Other Revenues	3.2
Total Change in Gross Margin	57.9

Changes in Expenses and Other:
Other Operation and Maintenance	(13.4)
Depreciation and Amortization	(5.7)
Taxes Other Than Income Taxes	(8.1)
Interest Income	(0.5)
Carrying Costs Income	2.5
Allowance for Equity Funds Used During Construction	(1.9)
Interest Expense	5.4
Total Change in Expenses and Other	(21.7)

Income Tax Expense	(7.9)

Third Quarter of 2016	$99.9

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $42 million primarily due to the following:

•	An $18 million increase in collections of the PIRR as a result of the June 2016 PUCO order.

•	A $10 million increase in transmission and PJM revenues, partially offset by a corresponding decrease in other expense items below.

•	A $9 million increase in the Universal Service Fund (USF) rider. This increase was offset by an increase in Other Operation and Maintenance expenses below.

•	A $4 million increase in revenues associated with the Distribution Investment Rider (DIR).

•	Margins from Off-system Sales increased $9 million primarily due to prior year losses from a power contract with OVEC.

•	Transmission Revenues increased $4 million primarily due to an increased investment in the transmission system.

•	Other Revenues increased $3 million primarily due to increased pole attachment revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $13 million primarily due to the following:

•	A $9 million increase in recoverable gridSMART® expenses.

•
A $9 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	A $3 million increase in recoverable PJM expenses.
These increases were partially offset by:

•	A $9 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses increased $6 million primarily due to the following:

•	A $6 million increase in DIR recoveries.

•	A $2 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	A $1 million increase due to recoveries of transmission cost rider carrying costs. The increase was offset by a corresponding increase in Retail Margins above.
These increases were partially offset by:

•	A $5 million decrease in recoverable gridSMART® depreciation expenses.

•	Taxes Other Than Income Taxes increased $8 million primarily due to the following:

•	A $5 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•	A $3 million increase in state excise taxes due to an increase in metered KWh.

•	Carrying Costs Income increased $3 million primarily due to an unfavorable prior period adjustment related to gridSMART® capital carrying charges.

•	Interest Expense decreased $5 million primarily due to the maturity of a senior unsecured note in June 2016.

•
Income Tax Expense increased $8 million primarily due to an increase in pretax book income partially offset by the recording of federal income tax adjustments and by other book/tax differences which are accounted for on a flow-through basis.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Net Income
(in millions)

Nine Months Ended September 30, 2015	$184.7

Changes in Gross Margin:
Retail Margins	207.2
Off-system Sales	(6.2)
Transmission Revenues	(36.8)
Other Revenues	0.9
Total Change in Gross Margin	165.1

Changes in Expenses and Other:
Other Operation and Maintenance	(62.3)
Depreciation and Amortization	(10.4)
Taxes Other Than Income Taxes	(8.5)
Interest Income	(1.3)
Carrying Costs Income	(6.0)
Allowance for Equity Funds Used During Construction	(3.3)
Interest Expense	8.6
Total Change in Expenses and Other	(83.2)

Income Tax Expense	(21.9)

Nine Months Ended September 30, 2016	$244.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $207 million primarily due to the following:

•
A $128 million increase in transmission and PJM revenues primarily due to the energy supplied as a result of the Ohio auction and a regulatory change which resulted in revenues collected through a non-bypassable transmission rider, partially offset by a corresponding decrease in Transmission Revenues below.

•
A $31 million increase in various riders such as USF, Energy Efficiency/Peak Demand Reduction Cost Recovery and gridSMART®. This increase is primarily offset by an increase in Other Operation and Maintenance expenses below.

•	A $21 million increase due to a reversal of a regulatory provision resulting from a favorable court decision.

•	An $18 million increase in collections of the PIRR as a result of the June 2016 PUCO order.

•	A $16 million increase in revenues associated with the DIR.

•	A $10 million increase in carrying charges due to the collection of carrying costs on deferred capacity charges beginning June 2015.
These increases were partially offset by:

•
A $16 million decrease in revenues associated with the recovery of 2012 storm costs under the Storm Damage Recovery Rider which ended in April 2015. This decrease in Retail Margins is primarily offset by a decrease in Other Operation and Maintenance expenses below.

•	Margins from Off-system Sales decreased $6 million primarily due to increased losses from a power contract with OVEC.

•	Transmission Revenues decreased $37 million primarily due to the following:

•
A $55 million decrease in NITS revenue primarily due to OPCo assuming the responsibility for items determined to be cost-based transmission-related charges that were the responsibility of the CRES providers prior to June 2015, partially offset by a corresponding increase in Retail Margins above.

This decrease was partially offset by:

•	A $19 million increase due to a settlement recorded in 2015, a decrease in amortization of the formula rate true-up and the recording of the current year formula rate true-up in 2016.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $62 million primarily due to the following:

•	A $46 million increase in recoverable PJM expenses.

•	A $25 million increase in recoverable gridSMART® expenses.

•
A $15 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $14 million decrease due to the completion of the amortization of 2012 deferred storm expenses in April 2015. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $6 million decrease due to a PUCO ordered contribution to the Ohio Growth Fund recorded in 2015.

•	A $5 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses increased $10 million primarily due to the following:

•	An $8 million increase due to recoveries of transmission cost rider carrying costs. The increase was offset by a corresponding increase in Retail Margins above.

•
A $6 million increase in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015. This increase was offset by a corresponding increase in Retail Margins above.

•	A $6 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.
These increases were partially offset by:

•	An $11 million decrease in recoverable gridSMART® depreciation expenses.

•	Taxes Other Than Income Taxes increased $9 million primarily due to additional investments in transmission and distribution assets and higher tax rates.

•	Carrying Costs Income decreased $6 million primarily due to the following:

•	A $10 million decrease due to the collection of carrying costs on deferred capacity charges beginning June 2015.
This decrease was partially offset by:

•	A $4 million increase primarily due to an unfavorable prior period adjustment related to gridSMART® capital carrying charges.

•	Interest Expense decreased $9 million primarily due to the following:

•	A $7 million decrease due to the maturity of a senior unsecured note in June 2016.

•	A $3 million decrease in recoverable gridSMART® interest expenses.

•
Income Tax Expense increased $22 million primarily due to an increase in pretax book income partially offset by the recording of federal income tax adjustments and by other book/tax differences which are accounted for on a flow-through basis.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Electricity, Transmission and Distribution	$864.4	$775.9	$2,349.2	$2,320.4
Sales to AEP Affiliates	5.5	4.4	11.7	79.7
Other Revenues	1.4	2.0	4.8	6.4
TOTAL REVENUES	871.3	782.3	2,365.7	2,406.5

EXPENSES
Purchased Electricity for Resale	203.4	173.1	516.1	431.6
Purchased Electricity from AEP Affiliates	35.9	45.8	121.4	462.6
Amortization of Generation Deferrals	66.1	55.4	173.0	122.2
Other Operation	184.2	170.2	525.9	446.8
Maintenance	38.8	39.4	104.4	121.2
Depreciation and Amortization	69.4	63.7	189.0	178.6
Taxes Other Than Income Taxes	101.9	93.8	291.7	283.2
TOTAL EXPENSES	699.7	641.4	1,921.5	2,046.2

OPERATING INCOME	171.6	140.9	444.2	360.3

Other Income (Expense):
Interest Income	0.7	1.2	3.0	4.3
Carrying Costs Income (Expense)	0.9	(1.6)	4.0	10.0
Allowance for Equity Funds Used During Construction	0.3	2.2	3.7	7.0
Interest Expense	(27.2)	(32.6)	(87.7)	(96.3)

INCOME BEFORE INCOME TAX EXPENSE	146.3	110.1	367.2	285.3

Income Tax Expense	46.4	38.5	122.5	100.6

NET INCOME	$99.9	$71.6	$244.7	$184.7

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$99.9	$71.6	$244.7	$184.7

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.2) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(0.5) and $(0.6) for the Nine Months Ended September 30, 2016 and 2015, Respectively	(0.2)	(0.3)	(1.0)	(1.0)

TOTAL COMPREHENSIVE INCOME	$99.7	$71.3	$243.7	$183.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$321.2	$838.8	$814.6	$5.6	$1,980.2

Common Stock Dividends			(156.3)		(156.3)
Net Income			184.7		184.7
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2015	$321.2	$838.8	$843.0	$4.6	$2,007.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$321.2	$838.8	$822.3	$4.3	$1,986.6

Common Stock Dividends			(150.0)		(150.0)
Net Income			244.7		244.7
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2016	$321.2	$838.8	$917.0	$3.3	$2,080.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$4.0	$3.1
Restricted Cash for Securitized Funding	16.1	27.7
Advances to Affiliates	0.2	331.1
Accounts Receivable:
Customers	13.8	46.4
Affiliated Companies	54.1	64.3
Accrued Unbilled Revenues	35.1	1.4
Miscellaneous	0.7	0.4
Allowance for Uncollectible Accounts	(0.2)	(0.2)
Total Accounts Receivable	103.5	112.3
Materials and Supplies	48.8	61.5
Emission Allowances	18.3	24.6
Accrued Tax Benefits	11.5	1.8
Prepayments and Other Current Assets	16.3	11.1
TOTAL CURRENT ASSETS	218.7	573.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,287.3	2,235.6
Distribution	4,401.7	4,287.7
Other Property, Plant and Equipment	436.7	408.2
Construction Work in Progress	194.1	171.9
Total Property, Plant and Equipment	7,319.8	7,103.4
Accumulated Depreciation and Amortization	2,107.1	2,048.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,212.7	5,054.7

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	32.3	32.3
Regulatory Assets	1,016.4	1,113.0
Securitized Assets	68.0	85.9
Long-term Risk Management Assets	—	19.2
Deferred Charges and Other Noncurrent Assets	116.0	259.6
TOTAL OTHER NONCURRENT ASSETS	1,232.7	1,510.0

TOTAL ASSETS	$6,664.1	$7,137.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2016 and December 31, 2015
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT LIABILITIES
Accounts Payable:
General	$152.9	$156.4
Affiliated Companies	90.9	88.7
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2016 and December 31, 2015 Amounts Include $46.3 and $45.9, Respectively, Related to Ohio Phase-in-Recovery Funding)	46.4	395.9
Risk Management Liabilities	5.6	3.6
Customer Deposits	71.2	65.4
Accrued Taxes	246.6	528.3
Accrued Interest	38.4	33.0
Other Current Liabilities	87.0	154.3
TOTAL CURRENT LIABILITIES	739.0	1,425.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2016 and December 31, 2015 Amounts Include $93.7 and $139.4, Respectively, Related to Ohio Phase-in-Recovery Funding)	1,717.0	1,761.8
Long-term Risk Management Liabilities	103.5	—
Deferred Income Taxes	1,414.0	1,383.2
Regulatory Liabilities and Deferred Investment Tax Credits	555.7	514.2
Employee Benefits and Pension Obligations	27.7	35.8
Deferred Credits and Other Noncurrent Liabilities	26.9	30.7
TOTAL NONCURRENT LIABILITIES	3,844.8	3,725.7

TOTAL LIABILITIES	4,583.8	5,151.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	917.0	822.3
Accumulated Other Comprehensive Income (Loss)	3.3	4.3
TOTAL COMMON SHAREHOLDER’S EQUITY	2,080.3	1,986.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,664.1	$7,137.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$244.7	$184.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	189.0	178.6
Amortization of Generation Deferrals	173.0	122.2
Deferred Income Taxes	28.6	28.1
Carrying Costs Income	(4.0)	(10.0)
Allowance for Equity Funds Used During Construction	(3.7)	(7.0)
Mark-to-Market of Risk Management Contracts	124.7	31.8
Pension Contributions to Qualified Plan Trust	(7.1)	(7.7)
Property Taxes	169.1	148.4
Purchased Electricity Over/Under-Recovery, Net	(21.1)	(15.7)
Deferral of Ohio Capacity Costs, Net	—	(30.7)
Change in Other Noncurrent Assets	(124.9)	27.8
Change in Other Noncurrent Liabilities	17.2	32.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	8.8	41.2
Materials and Supplies	0.5	(15.0)
Accounts Payable	2.0	(78.8)
Accrued Taxes, Net	(291.1)	(134.7)
Other Current Assets	(4.5)	(3.2)
Other Current Liabilities	(26.9)	1.7
Net Cash Flows from Operating Activities	474.3	494.0

INVESTING ACTIVITIES
Construction Expenditures	(276.4)	(346.8)
Change in Restricted Cash for Securitized Funding	11.6	12.5
Change in Advances to Affiliates, Net	330.9	33.3
Proceeds from Notes Receivable – Affiliated	—	86.0
Other Investing Activities	9.0	10.9
Net Cash Flows from (Used for) Investing Activities	75.1	(204.1)

FINANCING ACTIVITIES
Retirement of Long-term Debt – Nonaffiliated	(395.9)	(131.5)
Principal Payments for Capital Lease Obligations	(3.1)	(2.9)
Dividends Paid on Common Stock	(150.0)	(156.3)
Other Financing Activities	0.5	1.2
Net Cash Flows Used for Financing Activities	(548.5)	(289.5)

Net Increase in Cash and Cash Equivalents	0.9	0.4
Cash and Cash Equivalents at Beginning of Period	3.1	2.9
Cash and Cash Equivalents at End of Period	$4.0	$3.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$78.2	$79.0
Net Cash Paid for Income Taxes	178.0	24.1
Noncash Acquisitions Under Capital Leases	2.4	2.1
Construction Expenditures Included in Current Liabilities as of September 30,	30.0	30.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	2,184	2,126	4,925	4,966
Commercial	1,529	1,568	4,001	4,028
Industrial	1,494	1,408	4,162	4,039
Miscellaneous	369	365	955	958
Total Retail	5,576	5,467	14,043	13,991

Wholesale	113	28	226	166

Total KWhs	5,689	5,495	14,269	14,157

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	—	—	782	1,176
Normal - Heating (b)	1	1	1,105	1,089

Actual - Cooling (c)	1,535	1,444	2,247	2,103
Normal - Cooling (b)	1,390	1,387	2,055	2,053

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Net Income
(in millions)

Third Quarter of 2015	$44.7

Changes in Gross Margin:
Retail Margins (a)	24.6
Off-system Sales	0.3
Transmission Revenues	(3.4)
Other Revenues	0.4
Total Change in Gross Margin	21.9

Changes in Expenses and Other:
Other Operation and Maintenance	(1.9)
Depreciation and Amortization	(6.3)
Taxes Other Than Income Taxes	0.2
Allowance for Equity Funds Used During Construction	(1.3)
Interest Expense	0.1
Total Change in Expenses and Other	(9.2)

Income Tax Expense	(4.6)

Third Quarter of 2016	$52.8

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $25 million primarily due to the following:

•	A $21 million increase primarily related to interim base rate increases implemented in January 2016. This increase in retail margins has corresponding increases in other items below.

•	A $4 million increase in weather-related usage primarily due to a 6% increase in cooling degree days.

•	Transmission Revenues decreased $3 million primarily due to an accrual for SPP sponsor-funded transmission upgrades.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $2 million primarily due to the following:

•	A $5 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $2 million increase in distribution expenses primarily due an increase in energy efficiency programs.
These increases were partially offset by:

•	A $4 million decrease in general and administrative expenses.

•	A $2 million decrease in generation plant maintenance expenses.

•	Depreciation and Amortization expenses increased $6 million primarily due to the following:

•	A $9 million increase in depreciation primarily related to interim rate increases.
This increase was partially offset by:

•	A $3 million decrease in amortization related to advanced metering infrastructure projects.

•	Income Tax Expense increased $5 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Net Income
(in millions)

Nine Months Ended September 30, 2015	$85.5

Changes in Gross Margin:
Retail Margins (a)	49.6
Off-system Sales	0.2
Transmission Revenues	(3.4)
Other Revenues	1.4
Total Change in Gross Margin	47.8

Changes in Expenses and Other:
Other Operation and Maintenance	(9.8)
Depreciation and Amortization	(19.7)
Interest Income	0.2
Allowance for Equity Funds Used During Construction	(1.1)
Interest Expense	(0.2)
Total Change in Expenses and Other	(30.6)

Income Tax Expense	(5.3)

Nine Months Ended September 30, 2016	$97.4

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $50 million primarily related to interim base rate increases implemented in January 2016. This increase in retail margins has corresponding increases in other items below.

•	Transmission Revenues decreased $3 million primarily due to an accrual for SPP sponsor-funded transmission upgrades.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $10 million primarily due to the following:

•	A $12 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $4 million increase in distribution expenses primarily due to amortization of 2013 storm restoration expenses beginning in May 2015 and an increase in energy efficiency programs.
These increases were partially offset by:

•	A $5 million decrease in generation plant maintenance expenses.

•	A $2 million decrease in general and administrative expenses.

•	Depreciation and Amortization expenses increased $20 million primarily due to the following:

•	A $25 million increase in depreciation primarily related to interim rate increases.
This increase was partially offset by:

•	A $6 million decrease in amortization related to advanced metering infrastructure projects.

•	Income Tax Expense increased $5 million primarily due to an increase in pretax book income.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$400.9	$418.6	$971.3	$1,040.9
Sales to AEP Affiliates	0.1	1.1	2.0	3.5
Other Revenues	0.7	0.6	2.9	2.2
TOTAL REVENUES	401.7	420.3	976.2	1,046.6

EXPENSES
Fuel and Other Consumables Used for Electric Generation	16.4	87.7	43.0	226.3
Purchased Electricity for Resale	130.8	103.2	315.3	253.8
Purchased Electricity from AEP Affiliates	3.2	—	3.6	—
Other Operation	81.0	77.5	211.8	199.3
Maintenance	25.6	27.2	71.6	74.3
Depreciation and Amortization	37.2	30.9	109.9	90.2
Taxes Other Than Income Taxes	9.1	9.3	27.8	27.8
TOTAL EXPENSES	303.3	335.8	783.0	871.7

OPERATING INCOME	98.4	84.5	193.2	174.9

Other Income (Expense):
Interest Income	0.2	0.2	0.5	0.3
Allowance for Equity Funds Used During Construction	1.1	2.4	4.9	6.0
Interest Expense	(14.9)	(15.0)	(44.6)	(44.4)

INCOME BEFORE INCOME TAX EXPENSE	84.8	72.1	154.0	136.8

Income Tax Expense	32.0	27.4	56.6	51.3

NET INCOME	$52.8	$44.7	$97.4	$85.5

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$52.8	$44.7	$97.4	$85.5

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(0.3) and $(0.3) for the Nine Months Ended September 30, 2016 and 2015, Respectively	(0.2)	(0.1)	(0.6)	(0.5)

TOTAL COMPREHENSIVE INCOME	$52.6	$44.6	$96.8	$85.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2014	$157.2	$364.0	$502.0	$5.0	$1,028.2

Net Income			85.5		85.5
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2015	$157.2	$364.0	$587.5	$4.5	$1,113.2

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$157.2	$364.0	$594.5	$4.2	$1,119.9

Net Income			97.4		97.4
Other Comprehensive Loss				(0.6)	(0.6)
TOTAL COMMON SHAREHOLDER’S EQUITY - SEPTEMBER 30, 2016	$157.2	$364.0	$691.9	$3.6	$1,216.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$2.0	$1.4
Advances to Affiliates	51.1	80.6
Accounts Receivable:
Customers	17.8	26.0
Affiliated Companies	23.5	20.8
Miscellaneous	4.4	3.3
Allowance for Uncollectible Accounts	(0.6)	(0.6)
Total Accounts Receivable	45.1	49.5
Fuel	21.8	17.6
Materials and Supplies	50.1	51.9
Risk Management Assets	1.1	0.6
Accrued Tax Benefits	7.6	37.3
Regulatory Asset for Under-Recovered Fuel Costs	4.1	—
Prepayments and Other Current Assets	10.8	6.5
TOTAL CURRENT ASSETS	193.7	245.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,552.1	1,302.6
Transmission	832.1	815.4
Distribution	2,284.4	2,206.7
Other Property, Plant and Equipment (December 31, 2015 Amount Includes 2016 Plant Retirement)	243.0	405.7
Construction Work in Progress	127.9	315.3
Total Property, Plant and Equipment	5,039.5	5,045.7
Accumulated Depreciation and Amortization	1,297.4	1,352.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,742.1	3,693.2

OTHER NONCURRENT ASSETS
Regulatory Assets	322.2	214.8
Employee Benefits and Pension Assets	15.7	10.6
Deferred Charges and Other Noncurrent Assets	18.1	6.4
TOTAL OTHER NONCURRENT ASSETS	356.0	231.8

TOTAL ASSETS	$4,291.8	$4,170.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)

	September 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Accounts Payable:
General	$116.7	$108.2
Affiliated Companies	40.3	51.5
Long-term Debt Due Within One Year – Nonaffiliated	125.5	275.4
Risk Management Liabilities	—	0.2
Customer Deposits	50.2	50.3
Accrued Taxes	39.3	23.6
Accrued Interest	14.5	15.1
Regulatory Liability for Over-Recovered Fuel Costs	—	76.1
Other Current Liabilities	55.0	64.4
TOTAL CURRENT LIABILITIES	441.5	664.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,160.7	1,010.7
Deferred Income Taxes	1,055.0	971.8
Regulatory Liabilities and Deferred Investment Tax Credits	340.0	335.1
Asset Retirement Obligations	52.5	39.9
Employee Benefits and Pension Obligations	13.8	14.5
Deferred Credits and Other Noncurrent Liabilities	11.6	13.7
TOTAL NONCURRENT LIABILITIES	2,633.6	2,385.7

TOTAL LIABILITIES	3,075.1	3,050.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	691.9	594.5
Accumulated Other Comprehensive Income (Loss)	3.6	4.2
TOTAL COMMON SHAREHOLDER’S EQUITY	1,216.7	1,119.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,291.8	$4,170.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$97.4	$85.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	109.9	90.2
Deferred Income Taxes	79.5	40.1
Allowance for Equity Funds Used During Construction	(4.9)	(6.0)
Mark-to-Market of Risk Management Contracts	(0.7)	(1.9)
Pension Contributions to Qualified Plan Trust	(5.6)	(5.8)
Property Taxes	(8.0)	(8.0)
Deferred Fuel Over/Under-Recovery, Net	(80.2)	76.9
Change in Other Noncurrent Assets	(18.8)	(13.6)
Change in Other Noncurrent Liabilities	(3.7)	8.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	4.4	(2.6)
Fuel, Materials and Supplies	(2.4)	(1.1)
Accounts Payable	23.1	(9.3)
Accrued Taxes, Net	45.4	21.0
Other Current Assets	(2.2)	(1.9)
Other Current Liabilities	(1.1)	8.0
Net Cash Flows from Operating Activities	232.1	279.7

INVESTING ACTIVITIES
Construction Expenditures	(266.8)	(262.9)
Change in Advances to Affiliates, Net	29.5	(116.3)
Other Investing Activities	8.7	7.6
Net Cash Flows Used for Investing Activities	(228.6)	(371.6)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	150.0	248.8
Change in Advances from Affiliates, Net	—	(154.2)
Retirement of Long-term Debt – Nonaffiliated	(150.3)	(0.3)
Principal Payments for Capital Lease Obligations	(3.0)	(2.8)
Other Financing Activities	0.4	0.7
Net Cash Flows from (Used for) Financing Activities	(2.9)	92.2

Net Increase in Cash and Cash Equivalents	0.6	0.3
Cash and Cash Equivalents at Beginning of Period	1.4	1.4
Cash and Cash Equivalents at End of Period	$2.0	$1.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$45.0	$40.6
Net Cash Paid (Received) for Income Taxes	(50.3)	12.8
Noncash Acquisitions Under Capital Leases	2.2	1.5
Construction Expenditures Included in Current Liabilities as of September 30,	20.2	37.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions of KWhs)
Retail:
Residential	2,105	2,087	4,879	5,135
Commercial	1,793	1,782	4,652	4,705
Industrial	1,254	1,419	3,830	4,079
Miscellaneous	20	19	61	60
Total Retail	5,172	5,307	13,422	13,979

Wholesale	2,326	2,460	6,056	7,092

Total KWhs	7,498	7,767	19,478	21,071

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in degree days)
Actual - Heating (a)	—	—	586	920
Normal - Heating (b)	1	1	747	733

Actual - Cooling (c)	1,502	1,500	2,277	2,278
Normal - Cooling (b)	1,410	1,408	2,177	2,175

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2016 Compared to Third Quarter of 2015

Reconciliation of Third Quarter of 2015 to Third Quarter of 2016
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Third Quarter of 2015	$81.1

Changes in Gross Margin:
Retail Margins (a)	4.9
Off-system Sales	0.1
Transmission Revenues	11.7
Other Revenues	(0.6)
Total Change in Gross Margin	16.1

Changes in Expenses and Other:
Other Operation and Maintenance	(7.2)
Depreciation and Amortization	(2.3)
Taxes Other Than Income Taxes	(0.4)
Allowance for Equity Funds Used During Construction	(7.0)
Interest Expense	(3.4)
Total Change in Expenses and Other	(20.3)

Income Tax Expense	4.2
Equity Earnings of Unconsolidated Subsidiary	2.3
Net Income Attributable to Noncontrolling Interest	(0.1)

Third Quarter of 2016	$83.3

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $5 million primarily due to the following:

•	A $6 million increase due to revenue increases from rate riders primarily in Texas and Arkansas.

•	A $3 million increase in municipal and cooperative revenues due to formula rate adjustments.
These increases were partially offset by:

•	A $3 million decrease due to lower weather-normalized margins.

•
Transmission Revenues increased $12 million primarily due to an $8 million accrual for SPP sponsor-funded transmission upgrades and an additional $4 million due to increased transmission investments in SPP. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $7 million primarily due to the following:

•
A $15 million increase in SPP transmission services primarily due to a $12 million accrual for SPP sponsor-funded transmission upgrades. This increase was partially offset by a corresponding increase in Transmission Revenues above.

This increase was partially offset by:

•	A $4 million decrease in general and administrative expenses.

•	A $2 million decrease in customer related expenses.

•	Allowance for Equity Funds Used During Construction decreased $7 million primarily due to the completion of environmental projects.

•	Interest Expense increased $3 million due to a decrease in the debt component of AFUDC as a result of decreased environmental projects.

•
Income Tax Expense decreased $4 million primarily due to a decrease in pretax book income and the recording of federal income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Reconciliation of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Nine Months Ended September 30, 2015	$185.3

Changes in Gross Margin:
Retail Margins (a)	(40.7)
Off-system Sales	(1.0)
Transmission Revenues	19.3
Other Revenues	(1.1)
Total Change in Gross Margin	(23.5)

Changes in Expenses and Other:
Other Operation and Maintenance	(30.4)
Depreciation and Amortization	(4.3)
Taxes Other Than Income Taxes	(0.7)
Interest Income	(1.2)
Allowance For Equity Funds Used During Construction	(8.7)
Interest Expense	(0.6)
Total Change in Expenses and Other	(45.9)

Income Tax Expense	31.5
Equity Earnings of Unconsolidated Subsidiary	2.8
Net Income Attributable to Noncontrolling Interest	(0.3)

Nine Months Ended September 30, 2016	$149.9

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $41 million primarily due to the following:

•	A $23 million decrease due to fuel cost recovery adjustments in 2015.

•	A $22 million decrease in municipal and cooperative revenues due to a true-up of formula rates in 2015.

•	An $18 million decrease in weather-related usage due to a 36% decrease in heating degree days.
These decreases were partially offset by:

•	A $16 million increase due to revenue increases from rate riders primarily in Arkansas and Texas.

•	A $6 million increase due to higher weather-normalized margins.

•
Transmission Revenues increased $19 million primarily due to an additional $9 million in increased transmission investments in SPP and an $8 million accrual for SPP sponsor-funded transmission upgrades. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $30 million primarily due to the following:

•
A $21 million increase in SPP transmission services primarily due to a $12 million accrual for SPP sponsor-funded transmission upgrades and an additional $7 million in increased transmission investments in SPP. This increase was partially offset by a corresponding increase in Transmission Revenues above.

•	A $7 million increase in generation plant expenses primarily due to planned maintenance.

•	A $6 million increase in general and administrative expenses.

•	Depreciation and Amortization expenses increased $4 million primarily due to a higher depreciable base.

•	Allowance for Equity Funds Used During Construction decreased $9 million primarily due to the completion of environmental projects.

•
Income Tax Expense decreased $32 million primarily due to a decrease in pretax book income and the recording of state income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Electric Generation, Transmission and Distribution	$530.5	$526.0	$1,324.1	$1,387.7
Sales to AEP Affiliates	8.6	5.9	20.0	13.1
Other Revenues	0.6	0.6	1.6	1.5
TOTAL REVENUES	539.7	532.5	1,345.7	1,402.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	158.8	180.0	403.3	463.1
Purchased Electricity for Resale	35.9	23.6	97.5	70.8
Other Operation	89.2	81.4	243.3	214.8
Maintenance	33.8	34.4	102.0	100.1
Depreciation and Amortization	51.2	48.9	148.1	143.8
Taxes Other Than Income Taxes	23.4	23.0	66.8	66.1
TOTAL EXPENSES	392.3	391.3	1,061.0	1,058.7

OPERATING INCOME	147.4	141.2	284.7	343.6

Other Income (Expense):
Interest Income	—	—	—	1.2
Allowance for Equity Funds Used During Construction	0.1	7.1	9.5	18.2
Interest Expense	(32.6)	(29.2)	(92.0)	(91.4)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	114.9	119.1	202.2	271.6

Income Tax Expense	33.2	37.4	53.9	85.4
Equity Earnings of Unconsolidated Subsidiary	2.7	0.4	4.9	2.1

NET INCOME	84.4	82.1	153.2	188.3

Net Income Attributable to Noncontrolling Interest	1.1	1.0	3.3	3.0

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$83.3	$81.1	$149.9	$185.3

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$84.4	$82.1	$153.2	$188.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.2 for the Three Months Ended September 30, 2016 and 2015, Respectively, and $0.7 and $0.8 for the Nine Months Ended September 30, 2016 and 2015, Respectively	0.4	0.4	1.3	1.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2016 and 2015, Respectively, and $(0.3) and $(0.4) for the Nine Months Ended September 30, 2016 and 2015, Respectively	(0.1)	(0.2)	(0.5)	(0.7)

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.2	0.8	0.8

TOTAL COMPREHENSIVE INCOME	84.7	82.3	154.0	189.1

Total Comprehensive Income Attributable to Noncontrolling Interest	1.1	1.0	3.3	3.0

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$83.6	$81.3	$150.7	$186.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY - DECEMBER 31, 2014	$135.7	$674.6	$1,294.0	$(7.5)	$0.4	$2,097.2

Common Stock Dividends			(90.0)			(90.0)
Common Stock Dividends – Nonaffiliated					(3.1)	(3.1)
Net Income			185.3		3.0	188.3
Other Comprehensive Income				0.8		0.8
Contribution of Mutual Energy SWEPCo, LLC from Parent		2.0				2.0
TOTAL EQUITY - SEPTEMBER 30, 2015	$135.7	$676.6	$1,389.3	$(6.7)	$0.3	$2,195.2

TOTAL EQUITY - DECEMBER 31, 2015	$135.7	$676.6	$1,366.3	$(9.4)	$0.5	$2,169.7

Common Stock Dividends			(90.0)			(90.0)
Common Stock Dividends – Nonaffiliated					(3.5)	(3.5)
Net Income			149.9		3.3	153.2
Other Comprehensive Income				0.8		0.8
TOTAL EQUITY - SEPTEMBER 30, 2016	$135.7	$676.6	$1,426.2	$(8.6)	$0.3	$2,230.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(in millions)
(Unaudited)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents (September 30, 2016 and December 31, 2015 Amounts Include $12.8 and $3.7, Respectively, Related to Sabine)	$15.2	$5.2
Advances to Affiliates	299.4	2.0
Accounts Receivable:
Customers	25.0	40.2
Affiliated Companies	30.4	22.0
Miscellaneous	22.4	27.1
Allowance for Uncollectible Accounts	(1.6)	(0.9)
Total Accounts Receivable	76.2	88.4
Fuel (September 30, 2016 and December 31, 2015 Amounts Include $33.4 and $40.4, Respectively, Related to Sabine)	109.4	142.1
Materials and Supplies	70.8	71.5
Risk Management Assets	1.4	0.8
Regulatory Asset for Under-Recovered Fuel Costs	0.8	4.1
Prepayments and Other Current Assets	21.0	21.2
TOTAL CURRENT ASSETS	594.2	335.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,581.9	3,943.5
Transmission	1,487.6	1,387.8
Distribution	1,994.5	1,957.3
Other Property, Plant and Equipment (December 31, 2015 Amount Includes 2016 Plant Retirement) (September 30, 2016 and December 31, 2015 Amounts Include $282.4 and $297.7, Respectively, Related to Sabine)	707.1	883.5
Construction Work in Progress	188.5	751.3
Total Property, Plant and Equipment	8,959.6	8,923.4
Accumulated Depreciation and Amortization (September 30, 2016 and December 31, 2015 Amounts Include $160.2 and $157.3, Respectively, Related to Sabine)	2,572.4	2,602.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,387.2	6,321.1

OTHER NONCURRENT ASSETS
Regulatory Assets	500.7	415.8
Deferred Charges and Other Noncurrent Assets	116.2	75.8
TOTAL OTHER NONCURRENT ASSETS	616.9	491.6

TOTAL ASSETS	$7,598.3	$7,148.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)

	September 30,	December 31,
	2016	2015
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$58.3
Accounts Payable:
General	129.3	150.4
Affiliated Companies	51.6	78.8
Long-term Debt Due Within One Year – Nonaffiliated	354.0	3.3
Risk Management Liabilities	—	3.1
Customer Deposits	61.8	61.4
Accrued Taxes	74.0	58.3
Accrued Interest	23.0	43.0
Obligations Under Capital Leases	16.8	21.9
Other Current Liabilities	81.0	110.7
TOTAL CURRENT LIABILITIES	791.5	589.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,320.0	2,270.2
Long-term Risk Management Liabilities	—	2.1
Deferred Income Taxes	1,562.1	1,399.8
Regulatory Liabilities and Deferred Investment Tax Credits	446.9	448.8
Asset Retirement Obligations	127.4	117.5
Employee Benefits and Pension Obligations	26.6	25.8
Obligations Under Capital Leases	68.5	75.6
Deferred Credits and Other Noncurrent Liabilities	25.1	49.3
TOTAL NONCURRENT LIABILITIES	4,576.6	4,389.1

TOTAL LIABILITIES	5,368.1	4,978.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,426.2	1,366.3
Accumulated Other Comprehensive Income (Loss)	(8.6)	(9.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,229.9	2,169.2

Noncontrolling Interest	0.3	0.5

TOTAL EQUITY	2,230.2	2,169.7

TOTAL LIABILITIES AND EQUITY	$7,598.3	$7,148.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$153.2	$188.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	148.1	143.8
Deferred Income Taxes	141.9	45.7
Allowance for Equity Funds Used During Construction	(9.5)	(18.2)
Mark-to-Market of Risk Management Contracts	(5.8)	(0.3)
Pension Contributions to Qualified Plan Trust	(8.3)	(8.1)
Property Taxes	(13.7)	(13.0)
Deferred Fuel Over/Under-Recovery, Net	1.2	11.7
Change in Other Noncurrent Assets	18.4	2.0
Change in Other Noncurrent Liabilities	(25.8)	(1.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	12.2	2.8
Fuel, Materials and Supplies	33.4	24.8
Accounts Payable	(17.2)	(17.1)
Accrued Taxes, Net	14.1	53.1
Accrued Interest	(20.0)	(21.2)
Other Current Assets	(2.4)	2.8
Other Current Liabilities	(24.8)	(23.7)
Net Cash Flows from Operating Activities	395.0	372.3

INVESTING ACTIVITIES
Construction Expenditures	(315.3)	(408.3)
Change in Advances to Affiliates, Net	(297.4)	(2.0)
Other Investing Activities	(1.9)	4.4
Net Cash Flows Used for Investing Activities	(614.6)	(405.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	402.2	446.0
Change in Advances from Affiliates, Net	(58.3)	—
Retirement of Long-term Debt – Nonaffiliated	(3.3)	(306.8)
Principal Payments for Capital Lease Obligations	(18.6)	(13.4)
Dividends Paid on Common Stock	(90.0)	(90.0)
Dividends Paid on Common Stock – Nonaffiliated	(3.5)	(3.1)
Other Financing Activities	1.1	0.8
Net Cash Flows from Financing Activities	229.6	33.5

Net Increase (Decrease) in Cash and Cash Equivalents	10.0	(0.1)
Cash and Cash Equivalents at Beginning of Period	5.2	14.4
Cash and Cash Equivalents at End of Period	$15.2	$14.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$107.6	$106.1
Net Cash Paid (Received) for Income Taxes	(66.6)	12.3
Noncash Acquisitions Under Capital Leases	5.5	1.5
Construction Expenditures Included in Current Liabilities as of September 30,	54.3	85.3
Noncash Contribution of Mutual Energy SWEPCo, LLC from Parent	—	(2.0)
Noncash Increase in Advances to Affiliates, Net due to Contribution of Mutual Energy SWEPCo, LLC	—	2.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 113.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2016 is not necessarily indicative of results that may be expected for the year ending December 31, 2016.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2015 financial statements and notes thereto, which are included in the Registrant’s Annual Reports on Form 10-K as filed with the SEC on February 23, 2016.

Investment Tax Credits

Investment tax credits (ITC) were historically accounted for under the flow-through method, except where regulatory commissions reflected ITC in the rate-making process. In the third quarter of 2016, AEP and subsidiaries changed accounting for the recognition of ITC and elected to apply the preferred deferral methodology. Retrospective application is not necessary for reporting periods prior to 2016 as the financial impact to AEP and subsidiaries was immaterial.

Deferred ITC is amortized to income tax expense over the life of the asset. Amortization of deferred ITC begins when the asset is placed into service, except where regulatory commissions reflect ITC in the rate-making process, then amortization begins when the cash tax benefit is recognized.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present AEP’s basic and diluted EPS calculations included on the statements of operations:

	Three Months Ended September 30,
	2016		2015
	(in millions, except per share data)
		$/share		$/share
Income (Loss) from Continuing Operations	$(764.2)		$511.8
Less: Net Income Attributable to Noncontrolling Interests	1.6		1.3
Earnings (Loss) Attributable to AEP Common Shareholders from Continuing Operations	$(765.8)		$510.5

Weighted Average Number of Basic Shares Outstanding	491.7	$(1.56)	490.6	$1.04
Weighted Average Dilutive Effect of Restricted Stock Units	0.1	—	0.2	—
Weighted Average Number of Diluted Shares Outstanding	491.8	$(1.56)	490.8	$1.04

	Nine Months Ended September 30,
	2016		2015
	(in millions, except per share data)
		$/share		$/share
Income from Continuing Operations	$245.3		$1,563.4
Less: Net Income Attributable to Noncontrolling Interests	5.3		4.1
Earnings Attributable to AEP Common Shareholders from Continuing Operations	$240.0		$1,559.3

Weighted Average Number of Basic Shares Outstanding	491.4	$0.49	490.2	$3.18
Weighted Average Dilutive Effect of Restricted Stock Units	0.2	—	0.2	—
Weighted Average Number of Diluted Shares Outstanding	491.6	$0.49	490.4	$3.18

There were no antidilutive shares outstanding as of September 30, 2016 and 2015.

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

ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01)

In January 2016, the FASB issued ASU 2016-01 enhancing the reporting model for financial instruments. Under the new standard, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. The new standard also amends disclosure requirements and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

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

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the three and nine months ended September 30, 2016 and 2015.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 for additional details.

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2016	$1.9	$(16.5)	$8.3	$(111.6)	$(117.9)
Change in Fair Value Recognized in AOCI	(26.7)	—	0.5	—	(26.2)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(5.4)	—	—	—	(5.4)
Purchased Electricity for Resale	1.8	—	—	—	1.8
Interest Expense	—	0.6	—	—	0.6
Amortization of Prior Service Cost (Credit)	—	—	—	(4.8)	(4.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.0	5.0
Reclassifications from AOCI, before Income Tax (Expense) Credit	(3.6)	0.6	—	0.2	(2.8)
Income Tax (Expense) Credit	(1.3)	0.2	—	—	(1.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(2.3)	0.4	—	0.2	(1.7)
Net Current Period Other Comprehensive Income (Loss)	(29.0)	0.4	0.5	0.2	(27.9)
Balance in AOCI as of September 30, 2016	$(27.1)	$(16.1)	$8.8	$(111.4)	$(145.8)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2015	$(5.2)	$(17.7)	$8.0	$(87.6)	$(102.5)
Change in Fair Value Recognized in AOCI	(3.3)	0.3	(1.3)	—	(4.3)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(19.5)	—	—	—	(19.5)
Purchased Electricity for Resale	14.3	—	—	—	14.3
Interest Expense	—	(0.2)	—	—	(0.2)
Amortization of Prior Service Cost (Credit)	—	—	—	(4.8)	(4.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.3	5.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	(5.2)	(0.2)	—	0.5	(4.9)
Income Tax (Expense) Credit	(3.0)	(0.1)	—	0.2	(2.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(2.2)	(0.1)	—	0.3	(2.0)
Net Current Period Other Comprehensive Income (Loss)	(5.5)	0.2	(1.3)	0.3	(6.3)
Balance in AOCI as of September 30, 2015	$(10.7)	$(17.5)	$6.7	$(87.3)	$(108.8)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(5.2)	$(17.2)	$7.1	$(111.8)	$(127.1)
Change in Fair Value Recognized in AOCI	(17.7)	—	1.7	—	(16.0)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(20.7)	—	—	—	(20.7)
Purchased Electricity for Resale	14.2	—	—	—	14.2
Interest Expense	—	1.7	—	—	1.7
Amortization of Prior Service Cost (Credit)	—	—	—	(14.6)	(14.6)
Amortization of Actuarial (Gains)/Losses	—	—	—	15.2	15.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	(6.5)	1.7	—	0.6	(4.2)
Income Tax (Expense) Credit	(2.3)	0.6	—	0.2	(1.5)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(4.2)	1.1	—	0.4	(2.7)
Net Current Period Other Comprehensive Income (Loss)	(21.9)	1.1	1.7	0.4	(18.7)
Balance in AOCI as of September 30, 2016	$(27.1)	$(16.1)	$8.8	$(111.4)	$(145.8)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

	Cash Flow Hedges
	Commodity	Interest Rate and Foreign Currency	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$1.6	$(19.1)	$7.7	$(93.3)	$(103.1)
Change in Fair Value Recognized in AOCI	(2.0)	0.9	(1.0)	—	(2.1)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(36.3)	—	—	—	(36.3)
Purchased Electricity for Resale	20.4	—	—	—	20.4
Interest Expense	—	1.0	—	—	1.0
Amortization of Prior Service Cost (Credit)	—	—	—	(14.6)	(14.6)
Amortization of Actuarial (Gains)/Losses	—	—	—	16.0	16.0
Reclassifications from AOCI, before Income Tax (Expense) Credit	(15.9)	1.0	—	1.4	(13.5)
Income Tax (Expense) Credit	(5.6)	0.3	—	0.5	(4.8)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(10.3)	0.7	—	0.9	(8.7)
Net Current Period Other Comprehensive Income (Loss)	(12.3)	1.6	(1.0)	0.9	(10.8)
Pension and OPEB Adjustment Related to Mitchell Plant	—	—	—	5.1	5.1
Balance in AOCI as of September 30, 2015	$(10.7)	$(17.5)	$6.7	$(87.3)	$(108.8)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2016	$3.2	$(7.1)	$(3.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.2)	—	(0.2)
Amortization of Prior Service Cost (Credit)	—	(1.2)	(1.2)
Amortization of Actuarial (Gains)/Losses	—	0.7	0.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.2)	(0.5)	(0.7)
Income Tax (Expense) Credit	—	(0.2)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.3)	(0.5)
Net Current Period Other Comprehensive Loss	(0.2)	(0.3)	(0.5)
Balance in AOCI as of September 30, 2016	$3.0	$(7.4)	$(4.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2015	$4.0	$0.2	$4.2
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.2)	(1.2)
Amortization of Actuarial (Gains)/Losses	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.7)	(1.0)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.5)	(0.7)
Net Current Period Other Comprehensive Loss	(0.2)	(0.5)	(0.7)
Balance in AOCI as of September 30, 2015	$3.8	$(0.3)	$3.5

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$3.6	$(6.4)	$(2.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.8)	—	(0.8)
Amortization of Prior Service Cost (Credit)	—	(3.8)	(3.8)
Amortization of Actuarial (Gains)/Losses	—	2.2	2.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.8)	(1.6)	(2.4)
Income Tax (Expense) Credit	(0.2)	(0.6)	(0.8)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.6)	(1.0)	(1.6)
Net Current Period Other Comprehensive Loss	(0.6)	(1.0)	(1.6)
Balance in AOCI as of September 30, 2016	$3.0	$(7.4)	$(4.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$3.9	$1.1	$5.0
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.1)	—	(0.1)
Amortization of Prior Service Cost (Credit)	—	(3.8)	(3.8)
Amortization of Actuarial (Gains)/Losses	—	1.7	1.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.1)	(2.1)	(2.2)
Income Tax (Expense) Credit	—	(0.7)	(0.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.1)	(1.4)	(1.5)
Net Current Period Other Comprehensive Loss	(0.1)	(1.4)	(1.5)
Balance in AOCI as of September 30, 2015	$3.8	$(0.3)	$3.5

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2016	$(12.6)	$(3.4)	$(16.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income	0.3	—	0.3
Balance in AOCI as of September 30, 2016	$(12.3)	$(3.4)	$(15.7)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2015	$(13.9)	$0.1	$(13.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.4	—	0.4
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income	0.3	—	0.3
Balance in AOCI as of September 30, 2015	$(13.6)	$0.1	$(13.5)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(13.3)	$(3.4)	$(16.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.5	—	1.5
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains)/Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.5	—	1.5
Income Tax (Expense) Credit	0.5	—	0.5
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.0	—	1.0
Net Current Period Other Comprehensive Income	1.0	—	1.0
Balance in AOCI as of September 30, 2016	$(12.3)	$(3.4)	$(15.7)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$(14.4)	$0.1	$(14.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.2	—	1.2
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains)/Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.2	—	1.2
Income Tax (Expense) Credit	0.4	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.8	—	0.8
Net Current Period Other Comprehensive Income	0.8	—	0.8
Balance in AOCI as of September 30, 2015	$(13.6)	$0.1	$(13.5)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of June 30, 2016	$3.5
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of September 30, 2016	$3.3

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of June 30, 2015	$4.9
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.5)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.3)
Net Current Period Other Comprehensive Loss	(0.3)
Balance in AOCI as of September 30, 2015	$4.6

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2015	$4.3
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(1.4)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.4)
Income Tax (Expense) Credit	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1.0)
Net Current Period Other Comprehensive Loss	(1.0)
Balance in AOCI as of September 30, 2016	$3.3

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2014	$5.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(1.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.6)
Income Tax (Expense) Credit	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1.0)
Net Current Period Other Comprehensive Loss	(1.0)
Balance in AOCI as of September 30, 2015	$4.6

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of June 30, 2016	$3.8
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of September 30, 2016	$3.6

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of June 30, 2015	$4.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.2)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.2)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.1)
Net Current Period Other Comprehensive Loss	(0.1)
Balance in AOCI as of September 30, 2015	$4.5

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2015	$4.2
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.9)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.9)
Income Tax (Expense) Credit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.6)
Net Current Period Other Comprehensive Loss	(0.6)
Balance in AOCI as of September 30, 2016	$3.6

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

Cash Flow Hedges
Interest Rate and Foreign Currency
(in millions)
Balance in AOCI as of December 31, 2014	$5.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.8)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.8)
Income Tax (Expense) Credit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.5)
Net Current Period Other Comprehensive Loss	(0.5)
Balance in AOCI as of September 30, 2015	$4.5

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2016	$(8.2)	$(0.7)	$(8.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.7	—	0.7
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.7	(0.2)	0.5
Income Tax (Expense) Credit	0.3	(0.1)	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of September 30, 2016	$(7.8)	$(0.8)	$(8.6)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2015	$(10.0)	$3.1	$(6.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.7	—	0.7
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.7	(0.4)	0.3
Income Tax (Expense) Credit	0.3	(0.2)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	(0.2)	0.2
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.2)	0.2
Balance in AOCI as of September 30, 2015	$(9.6)	$2.9	$(6.7)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2016

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(9.1)	$(0.3)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	2.0	—	2.0
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains)/Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	2.0	(0.8)	1.2
Income Tax (Expense) Credit	0.7	(0.3)	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.3	(0.5)	0.8
Net Current Period Other Comprehensive Income (Loss)	1.3	(0.5)	0.8
Balance in AOCI as of September 30, 2016	$(7.8)	$(0.8)	$(8.6)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2015

	Cash Flow Hedges
	Interest Rate and Foreign Currency	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2014	$(11.1)	$3.6	$(7.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	2.4	—	2.4
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains)/Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	2.4	(1.1)	1.3
Income Tax (Expense) Credit	0.9	(0.4)	0.5
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.5	(0.7)	0.8
Net Current Period Other Comprehensive Income (Loss)	1.5	(0.7)	0.8
Balance in AOCI as of September 30, 2015	$(9.6)	$2.9	$(6.7)

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

Regulatory Assets Pending Final Regulatory Approval

	AEP
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$161.3	$—
Storm-Related Costs	25.4	24.2
Plant Retirement Costs - Materials and Supplies	20.8	20.9
Other Regulatory Assets Pending Final Regulatory Approval	1.2	—
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	56.7	59.8
Storm-Related Costs	26.7	18.2
Cook Plant Turbine	12.0	9.7
Peak Demand Reduction/Energy Efficiency	0.2	13.1
Other Regulatory Assets Pending Final Regulatory Approval	39.0	22.0
Total Regulatory Assets Pending Final Regulatory Approval	$343.3	$167.9

	APCo
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$9.2	$9.3
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	29.6	32.7
Peak Demand Reduction/Energy Efficiency - Virginia	—	12.7
Amos Plant Transfer Costs - West Virginia	—	2.0
Other Regulatory Assets Pending Final Regulatory Approval	0.6	0.6
Total Regulatory Assets Pending Final Regulatory Approval	$39.4	$57.3

	I&M
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$11.6	$11.6
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs - Indiana	27.1	27.1
Cook Plant Turbine	12.0	9.7
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	7.1	4.2
Rockport Dry Sorbent Injection System - Indiana	5.5	2.8
Stranded Costs on Retired Plant	3.9	3.9
Other Regulatory Assets Pending Final Regulatory Approval	0.6	—
Total Regulatory Assets Pending Final Regulatory Approval	$67.8	$59.3

	OPCo
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
OVEC Purchased Power	9.1	—
gridSMART® Costs	3.2	1.3
Total Regulatory Assets Pending Final Regulatory Approval	$12.3	$1.3

	PSO
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$85.9	$—
Plant Retirement Costs - Asset Retirement Obligation Costs	0.5	—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	20.5	12.3
Other Regulatory Assets Pending Final Regulatory Approval	1.3	1.1
Total Regulatory Assets Pending Final Regulatory Approval	$108.2	$13.4

	SWEPCo
	September 30,	December 31,
	2016	2015
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$75.4	$—
Plant Retirement Costs - Asset Retirement Obligation Costs	0.5	—
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Regulatory Assets Currently Not Earning a Return
Shipe Road Transmission Project - FERC	3.1	3.1
Asset Retirement Obligation - Arkansas, Louisiana	2.5	1.7
Other Regulatory Assets Pending Final Regulatory Approval	2.2	1.1
Total Regulatory Assets Pending Final Regulatory Approval	$83.8	$5.9

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

2016 West Virginia Expanded Net Energy Cost Filing

In June 2016, the WVPSC approved a settlement agreement related to APCo and WPCo’s combined annual ENEC filing. The settlement agreement included $38 million ($30 million related to APCo) of additional ENEC revenues and $17 million ($14 million related to APCo) in construction surcharges annually for two years, effective July 2016. Additionally, APCo and WPCo agreed that a general rate case will not be filed before April 2018.

West Virginia Deferred Base Rate Increase

In May 2015, the WVPSC issued an order on APCo and WPCo’s combined base rate case. The order included a delayed billing of $25 million ($22 million related to APCo) of the annual base rate increase to residential customers until July 2016. In June 2016, the WVPSC issued an order that approved recovery of the total deferred billing, including carrying charges through June 2018, totaling $29 million ($27 million related to APCo). Recovery was approved over two years, effective July 2016. Additionally, at the end of the two-year amortization, any over/under-recovery of the delayed billing will be included in the annual ENEC filing. The WVPSC also approved implementation of the prospective $25 million base rate increase effective July 2016.

2015 Virginia Regulatory Asset Proceeding

In 2015, the Virginia SCC initiated a proceeding to address the treatment of APCo’s authorized regulatory assets. In September 2016, the Virginia SCC issued an order that approved the continued recovery through amortization of certain regulatory assets established prior to the period of frozen rates pursuant to the amended Virginia law (see “Virginia Legislation Affecting Biennial Reviews” below).

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

In February 2016, certain APCo industrial customers filed a petition with the Virginia SCC requesting the issuance of a declaratory order that finds the amendments to Virginia law suspending biennial reviews unconstitutional and, accordingly, directs APCo to make biennial review filings beginning in 2016. In July 2016, the Virginia SCC issued an order that denied the petition. In July 2016, intervenors, including certain APCo industrial customers, filed an appeal of the order with the Supreme Court of Virginia. Management is unable to predict the outcome of these challenges to the Virginia legislation. If the biennial review process is reinstated in advance of March 2020, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

Parent has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. As of September 30, 2016, AEP’s share of ETT’s cumulative revenues, subject to review, is estimated to be $545 million based upon interim rate increases received from 2009 through 2016. During a November 2015 open meeting at the PUCT, ETT committed to file a base rate case by February 2017. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

Indiana Amended PJM Settlement Agreement

In September 2016, I&M and certain intervenors filed an amended settlement agreement with the IURC.  This agreement amends a previously approved 2014 settlement agreement that addresses the recovery of 43.5% of certain transmission expenses through the Indiana PJM rider through 2017.

The amended agreement allows I&M to recover 100% of the Indiana jurisdictional share of these transmission expenses not recovered through base rates through the Indiana PJM rider, subject to a $109 million cap for the period January 2017 through June 2018. Beginning July 2018, I&M will be allowed to recover 100% of the Indiana jurisdictional share of these transmission expenses through the Indiana PJM rider, without a cap, until the issue is addressed by the IURC in a future proceeding, subject to the condition that I&M files a base rate case on or before January 2018. The amended agreement also provides for deferral of incremental vegetation management expenses over the period January 2017 through June 2018.  Any vegetation management expenses deferred would reduce the cap for the transmission expenses described above. As part of the amended settlement, I&M agreed that it will not file a base rate case before July 2017 and will not implement new base rates prior to July 2018. A hearing at the IURC was held in October 2016.

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs, depreciation over a 10-year life and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider. The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates.
KGPCo Rate Matters (Applies to AEP)

Kingsport Base Rate Case

In January 2016, KGPCo filed a request with the TRA to increase base rates by $12 million annually based upon a proposed return on common equity of 10.66%. In August 2016, the TRA approved a settlement agreement that included an $8 million annual increase in base rates with a 9.85% return on common equity effective September 2016.

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

In 2012, the PUCO issued an order in a separate proceeding which implemented a PIRR to recover OPCo’s deferred fuel costs in rates beginning September 2012. The PUCO ruled that carrying charges should be calculated without an offset for accumulated deferred income taxes and that a long-term debt rate should be applied when collections begin. In November 2012, OPCo appealed that PUCO order to the Supreme Court of Ohio claiming a long-term debt rate modified the previously adjudicated 2009 - 2011 ESP order, which granted a weighted average cost of capital (WACC) rate. In 2015, the Supreme Court of Ohio issued a decision that reversed the PUCO order on the carrying cost rate issue and remanded the matter back to the PUCO for reinstatement of the WACC rate. In June 2016, the PUCO approved OPCo’s proposed increase to the PIRR rates, in accordance with the Supreme Court of Ohio ruling. The increase to PIRR rates included $146 million in additional carrying charges and the recovery of $40 million in additional under-recovered fuel costs resulting from a decrease in customer demand. The increase is effective July 2016 through December 2018. In July 2016, intervenors filed requests for rehearing with the PUCO, which the PUCO granted in August 2016.

If the PUCO determines after rehearing that the additional PIRR carrying charges are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

As part of the August 2012 ESP order, the PUCO established a non-bypassable RSR, effective September 2012.  The RSR was collected from customers at $3.50/MWh through May 2014 and at $4.00/MWh for the period June 2014 through May 2015, with $1.00/MWh applied to the recovery of deferred capacity costs. In April 2015, the PUCO issued an order that modified and approved OPCo’s July 2014 application to collect the unrecovered portion of the deferred capacity costs. The order included approval to continue the collection of deferred capacity costs at a rate of $4.00/MWh beginning June 1, 2015 for approximately 32 months, with carrying costs at a long-term cost of debt rate. Additionally, the order stated that an audit will be conducted of the May 31, 2015 capacity deferral balance. As of September 30, 2016, OPCo’s net deferred capacity costs balance was $239 million, including debt carrying costs, was recorded in Regulatory Assets on the balance sheet. In April 2016, the second Supreme Court of Ohio opinion rejected a portion of OPCo’s RSR revenues collected during the period September 2012 through May 2015 and directed the PUCO to reduce OPCo’s deferred capacity costs by these previously collected RSR revenues. The Supreme Court of

Ohio was not able to determine the amount of the reduction to OPCo’s deferred capacity costs and remanded the issue to the PUCO to determine the appropriate reduction. As directed by the PUCO, in May 2016, OPCo submitted revised RSR tariffs that reflect the RSR being collected subject to refund.

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

Due to the interrelated nature of the two Supreme Court of Ohio opinions that directly relate to OPCo’s deferred capacity costs, management believes that the PUCO will rule upon these issues together. Further, management believes that the net impact of these issues will not result in a material future reduction of OPCo’s net income. The recovery of fixed fuel costs will be addressed in a separate hearing scheduled for January 2017. See “2012 and 2013 Fuel Adjustment Clause Audits” section below.

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

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is effective April 2016 through May 2024, subject to audit and review by the PUCO. The stipulation agreement, as approved, included (a) an Affiliate PPA between OPCo and AGR to be included in the PPA rider, (b) OPCo’s OVEC PPA to be included in the PPA rider, (c) potential additional contingent customer credits of up to $100 million to be included in the PPA rider over the final four years of the PPA rider and (d) the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider. Additionally, subject to cost recovery and PUCO approval, OPCo agreed to develop and implement, by 2021, a solar energy project(s) of at least 400 MW and a wind energy project(s) of at least 500 MW, with 100% of all output to be received by OPCo. AEP affiliates could own up to 50% of these solar and wind projects. OPCo agreed to file a carbon reduction plan with the PUCO by December 2016 that will focus on fuel diversification and carbon emission reductions.

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

OPCo has the option to exercise its right to withdraw from the PPA stipulation if the PUCO does not accept the requested modifications.

Consistent with the terms of the modified and approved stipulation agreement, in May 2016, OPCo filed an amended ESP that proposed to extend the ESP through May 2024. The amended ESP included (a) an extension of the PPA rider, which includes only OPCo’s entitlements to its ownership percentage of OVEC, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s DIR and (e) the addition of various new riders, including a Generation Resource Rider. Based upon a September 2016 PUCO order, OPCo will refile its ESP extension application and supporting testimony in November 2016.

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

In September 2013, a proposed second phase of OPCo’s gridSMART® (gridSMART® Phase II) program was filed with the PUCO which included a proposed project to satisfy the PUCO 2009 SEET directive. In April 2016, a stipulation agreement related to the gridSMART® Phase II program was filed with the PUCO. As part of the stipulation agreement, OPCo will invest at least $20 million over a six-year period for the installation of Volt VAR Optimization (VVO) technology on selected circuits throughout OPCo’s service territory. All parties to the stipulation agree that OPCo’s proposed VVO investment resolves OPCo’s outstanding obligation for renewable or similar investment associated with the PUCO’s 2009 SEET directive. A hearing at the PUCO on the stipulation was held in August 2016. A decision from the PUCO is pending.

2014 and 2015 SEET Filing

The PUCO established an annual SEET earnings threshold of 12% during the June 2012 - May 2015 ESP period. In May 2013, OPCo filed a cross appeal with the Supreme Court of Ohio, asserting that the SEET threshold would not be based on the earnings of comparable publicly traded companies as originally required by the SEET statute.

In April 2016, the Supreme Court of Ohio agreed with OPCo’s cross-appeal assertion that a 12% SEET threshold was not based on the applicable Ohio SEET statute. The Supreme Court of Ohio reversed the 12% threshold and remanded this issue to the PUCO. A decision from the PUCO is pending.

In June 2015 and May 2016, OPCo submitted its SEET filings for 2014 and 2015, respectively, with the PUCO. In August 2016, intervenors filed testimony recommending a revenue refund of approximately $20 million for 2014 and no refund for 2015 based upon a new approach to determine significantly excessive earnings that has not been previously approved by the PUCO. In September 2016, OPCo and the PUCO staff filed a stipulation agreement with the PUCO stating that no significantly excessive earnings occurred for 2014 or 2015. In September 2016, intervenors filed testimony opposing the stipulation agreement. Management believes its financial statements adequately address the impact of 2014 and 2015 SEET requirements.

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

A hearing at the PUCO is scheduled for January 2017 to jointly review the recovery of fixed fuel costs as well as the open FAC audits discussed above. If the PUCO orders a reduction to the FAC deferral or a refund to customers, it could reduce future net income and cash flows and impact financial condition.

Ormet

Ormet, a large aluminum company, had a contract to purchase power from OPCo. In OPCo’s 2009 - 2011 ESP proceeding, intervenors requested that OPCo be required to refund the Ormet-related revenues under a previous interim arrangement (effective from January 2009 through September 2009) and requested that the PUCO prevent OPCo from collecting Ormet-related revenues. Through September 2009, the last month of the interim arrangement, OPCo had approximately $64 million of deferred FAC costs related to the interim arrangement, excluding $2 million of unrecognized equity carrying costs. The PUCO did not take any action on this request. The intervenors raised this issue again in response to OPCo’s filing to approve recovery of the deferral under the interim agreement. Of the $64 million in deferred FAC costs, approximately 50% was related to Columbus Southern Power Company (CSPCo) and 50% related to OPCo, prior to the merger of CSPCo into OPCo in December 2011. CSPCo’s portion of these deferred fuel costs has been recovered as a result of the previous collections of CSPCo fuel costs from ratepayers and the PUCO’s 2013 order to apply CSPCo’s 2010 excessive earnings to offset CSPCo’s final deferred fuel balance. OPCo’s share of Ormet deferred fuel costs continues to be recovered through OPCo’s PIRR.

To the extent amounts discussed above are refunded to customers, it could reduce future net income and cash flows and impact financial condition.

PSO Rate Matters (Applies to AEP and PSO)

2015 Oklahoma Base Rate Case

In July 2015, PSO filed a request with the OCC to increase annual revenues by $137 million to recover costs associated with its environmental compliance plan for the Federal EPA’s Regional Haze Rule and Mercury and Air Toxics Standards, and to recover investments and other costs that have increased since the last base rate case. The annual increase consists of (a) a base rate increase of $89 million, which includes $48 million in increased depreciation expense that reflects, among other things, recovery through June 2026 of Northeastern Plant, Units 3 and 4, (b) a rider or base rate increase of $44 million to recover costs for the environmental controls being installed on Northeastern Plant, Unit 3 and the Comanche Plant and (c) a request to include environmental consumable costs in the FAC, estimated to be $4 million annually. The rate increase includes a proposed return on common equity of 10.5% effective in January 2016. The proposed $44 million increase related to environmental investments was effective in March 2016, after the Northeastern Plant, Unit 3 environmental controls were placed in service. The total estimated cost of the environmental controls to be installed at Northeastern Plant, Unit 3 and the Comanche Plant is $219 million, excluding AFUDC. As of September 30, 2016, PSO had incurred costs of $180 million and $43 million, including AFUDC, for Northeastern Plant, Unit 3 and Comanche Plant, respectively.

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

In June 2016, an Administrative Law Judge (ALJ) issued a report related to PSO’s base rate case filing and subsequently provided an additional supplemental report in August 2016. The ALJ recommended a 9.25% return on common equity. The ALJ found that PSO’s environmental compliance plan is prudent and provided for cost recovery of the investment in this case with a recommended investment cap of $210 million on environmental controls installed at Northeastern Plant, Unit 3. Additionally, the ALJ recommendations included (a) a $14 million increase in depreciation expense, (b) continued depreciation of Northeastern Plant, Units 3 and 4 through 2040 (no accelerated depreciation), (c) return of, but no return on, the remaining net book value of Northeastern Plant, Unit 4, (d) elimination of the rider to recover advanced metering starting in December 2016, without inclusion in base rates and (e) elimination of the system reliability rider through consolidation in base rates, without addressing a transition for recovery of rider costs, including deferred costs. The estimated annual revenue increase resulting from the ALJ recommendations is approximately $47 million.

In June and September 2016, PSO, the OCC staff, the Attorney General and intervenors filed exceptions to the ALJ reports. PSO’s response included numerous exceptions related to the ALJ recommendations including the lack of a return on the net book value of Northeastern Plant, Unit 4. The OCC staff filed exceptions that supported the full recovery of Northeastern Plant, Unit 4, including a return, and recommended a $32 million increase in annual revenues. An order from the OCC is anticipated in the fourth quarter of 2016.

If any of these costs, including a return on Northeastern Plant, Unit 4, are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Upon rehearing in 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase was approximately $52 million. In May 2014, intervenors filed appeals of that order with the Texas District Court. In June 2014, SWEPCo intervened in those appeals. A hearing at the Texas District Court is scheduled for March 2017.

If certain parts of the PUCT order are overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, it could reduce future net income and cash flows and impact financial condition.

2012 Louisiana Formula Rate Filing

In 2012, SWEPCo initiated a proceeding to establish new formula base rates in Louisiana, including recovery of the Louisiana jurisdictional share (approximately 29%) of the Turk Plant. In February 2013, a settlement was approved by the LPSC. The settlement increased SWEPCo’s Louisiana total rates by approximately $2 million annually, effective March 2013, which consisted of an increase in base rates of approximately $85 million annually offset by a decrease in fuel and other rates of approximately $83 million annually.  The March 2013 base rates are based upon a 10% return on common equity and cost recovery of the Louisiana jurisdictional share of the Turk Plant and Stall Unit. The rates are subject to refund based on the prudence review of the Turk Plant. The settlement also provided that the LPSC would review base rates in 2014 and 2015 and that SWEPCo would recover non-fuel Turk Plant costs and a full weighted-average cost of capital return on the prudently incurred Turk Plant investment in jurisdictional rate base, effective January 2013. In December 2014, the LPSC approved a settlement agreement related to the staff review of the cost of service. The settlement agreement reduced the requested revenue increase by $3 million, primarily due to the timing of both the allowed recovery of certain existing regulatory assets and the establishment of a regulatory asset for certain previously expensed costs. A hearing at the LPSC related to the Turk Plant prudence review is scheduled for March 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost approximately $850 million, excluding AFUDC. As of September 30, 2016, SWEPCo had incurred costs of $395 million, including AFUDC, and had remaining contractual construction obligations of $14 million related to these projects.  As part of this investment, in 2016 SWEPCo completed construction of environmental control projects to meet Mercury and Air Toxics Standards for Welsh Plant, Units 1 and 3 at a cost of approximately $370 million, excluding AFUDC.  Management continues to evaluate the impact of environmental rules and related project cost estimates. In March 2016, SWEPCo filed a request with the APSC to recover $69 million in environmental costs related to the Arkansas retail jurisdictional share of Welsh Plant, Units 1 and 3, which was approved by the APSC in August 2016. SWEPCo began recovering the Arkansas jurisdictional share of these costs in March 2016, subject to review in the next filed base rate proceeding. In September 2016, SWEPCo filed an additional request to increase the Arkansas retail jurisdictional share of the environmental investment by $10 million, for a total of $79 million. SWEPCo implemented the increase in September 2016. SWEPCo will seek recovery of the remaining project costs from customers at the state commissions and the FERC.

As of September 30, 2016, the net book value of Welsh Plant, Units 1 and 3 was $632 million, before cost of removal, including materials and supplies inventory and CWIP.  In April 2016, Welsh Plant, Unit 2 was retired. Upon retirement, $76 million was reclassified as Regulatory Assets on the balance sheet related to the net book value of Welsh Plant, Unit 2 and the related asset retirement obligation costs. Management will seek recovery of the remaining regulatory assets in future rate proceedings.

If any of these costs are not recoverable, including retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

TCC Rate Matters (Applies to AEP)

TCC Distribution Cost Recovery Factor (DCRF)

In July 2016, the PUCT approved a settlement agreement between TCC and intervenors related to TCC’s request for a DCRF rider to allow recovery of eligible net distribution investments. The settlement agreement included an annual revenue requirement of $45 million, effective September 2016. Amounts approved are subject to refund based upon a prudence review of the investments in TCC’s next base rate case.

TNC Rate Matters (Applies to AEP)

TNC Distribution Cost Recovery Factor (DCRF)

In July 2016, the PUCT approved a settlement agreement between TNC and intervenors related to TNC’s request for a DCRF rider to allow recovery of eligible net distribution investments. The settlement agreement included an annual revenue requirement of $11 million, effective September 2016. Amounts approved are subject to refund based upon a prudence review of the investments in TNC’s next base rate case.

FERC Rate Matters (Applies to AEP, APCo, I&M and OPCo)

PJM Transmission Rates

In June 2016, PJM transmission owners, including the AEP East Companies, and various state commissions filed a settlement agreement with the FERC to resolve outstanding issues related to cost responsibility for charges to transmission customers for certain transmission facilities that operate at or above 500 kV. In July 2016, certain parties filed comments at the FERC contesting the settlement agreement. Upon final FERC approval, PJM would implement a transmission enhancement charge adjustment through the PJM OATT, billable through 2025. Management expects that any refunds received would generally be returned to retail customers through existing state rider mechanisms.

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM Open Access Transmission Tariff (OATT) is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management is reviewing the filing and evaluating a response to the complaint. If the FERC orders revenue reductions, including refunds from the date of filing, it could reduce future net income and cash flows and impact financial condition.

Other Rate Matters (Applies to AEP, PSO and SWEPCo)

SPP Open Access Transmission Tariff (OATT) Upgrade Costs

Under the SPP OATT, costs of sponsor-funded transmission upgrades may be recovered, in part, from SPP customers whose transmission service is dependent upon capacity enabled by the upgrades. SPP has not charged its customers any amounts attributable to these upgrades. Based upon preliminary information provided by SPP, in the third quarter of 2016, PSO and SWEPCo recognized a net unfavorable impact of $3 million and $4 million, respectively, related to the OATT upgrade costs. SPP expects to finalize the amounts due in the fourth quarter of 2016.

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

AEP has two revolving credit facilities totaling $3.5 billion. In June 2016, the $1.75 billion credit facility due in June 2017 was amended to $3 billion due in June 2021, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. Also in June 2016, the $1.75 billion credit facility due in July 2018 was amended to $500 million due in June 2018.  As of September 30, 2016, no letters of credit were issued under the $3 billion revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP also issues letters of credit on behalf of subsidiaries under four uncommitted facilities totaling $300 million.   As of September 30, 2016, the Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$147.2	October 2016 to September 2017
OPCo	4.2	September 2017

The Registrants have $291 million of variable rate Pollution Control Bonds supported by $295 million of bilateral letters of credit as follows:

Company	Pollution Control Bonds	Bilateral Letters of Credit	Maturity of Bilateral Letters of Credit
	(in millions)
AEP	$291.4	$294.7	March 2017 to July 2017
APCo	104.4	105.6	March 2017
I&M	77.0	77.9	March 2017

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  Based on the latest study completed in 2010, it is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $58 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of September 30, 2016, SWEPCo has collected $68 million through a rider for final mine closure and reclamation costs, of which $15 million is recorded in Deferred Credits and Other Noncurrent Liabilities and $53 million is recorded in Asset Retirement Obligations on SWEPCo’s balance sheets.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2016, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of AEP companies related to power purchase and sale activity.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity.

Master Lease Agreements

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2016, the maximum potential loss by Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$36.8
APCo	5.5
I&M	3.4
OPCo	5.8
PSO	3.0
SWEPCo	3.5

Railcar Lease (Applies to AEP, I&M and SWEPCo)

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $9 million and $11 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2016.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five-year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $9 million and $10 million for I&M and SWEPCo, respectively, as of September 30, 2016, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

AEPRO Boat and Barge Leases (Applies to AEP)

In October 2015, AEP signed a Purchase and Sale Agreement to sell its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. The sale closed in November 2015. See “AEPRO (Corporate and Other Segment)” section of Note 6. Certain of the boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of September 30, 2016, the maximum potential amount of future payments required under the guaranteed leases was $87 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee. As of September 30, 2016, AEP’s boat and barge lease guarantee liability was $14 million, of which $3 million was recorded in Other Current Liabilities and $11 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ. In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M’s accrual was reduced. As of September 30, 2016, I&M’s accrual for all of these sites is $8 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the sites or changes in the scope of remediation.  Management cannot predict the amount of additional cost, if any.

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

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation (Applies to AEP and I&M)

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiff further alleges that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiff seeks a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiff.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiff’s claims. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiff subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiff’s motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, Plaintiffs filed a notice of appeal on whether AEGCo and I&M are in breach of certain contract provisions that Plaintiffs allege operate to protect the Plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing Plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. This matter is currently pending before the U.S. Court of Appeals for the Sixth Circuit. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

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

Gavin Landfill Litigation (Applies to AEP and OPCo)
In August 2014, a complaint was filed in the Mason County, West Virginia Circuit Court against AEP, AEPSC, OPCo and an individual supervisor alleging wrongful death and personal injury/illness claims arising out of purported exposure to coal combustion by-product waste at the Gavin Plant landfill.  As a result of OPCo transferring its generation assets to AGR, the outcome of this complaint will be the responsibility of AGR. The lawsuit was filed on behalf of 77 plaintiffs, consisting of 39 current and former contractors of the landfill and 38 family members of those contractors.  Eleven of the family members are pursuing personal injury/illness claims and the remainder are pursuing loss of consortium claims.  The plaintiffs seek compensatory and punitive damages, as well as medical monitoring.  In September 2014, management filed a motion to dismiss the complaint, contending the case should be filed in Ohio. In August 2015, the court denied the motion. Management appealed that decision to the West Virginia Supreme Court. In February 2016, a decision was issued by the court denying the appeal and remanding the case to the West Virginia Mass Litigation Panel, which typically handles multi-plaintiff cases, rather than back to the Mason County, West Virginia Circuit Court. Defendants’ petition for rehearing was denied by the West Virginia Supreme Court. Management will continue to defend against the claims. Management believes the provision recorded is adequate. Management is unable to determine a range of potential additional losses that are reasonably possible of occurring.

6.  DISPOSITIONS, ASSETS AND LIABILITIES HELD FOR SALE AND IMPAIRMENTS

The disclosures in this note apply to AEP only unless indicated otherwise.

DISPOSITIONS

2016

Tanners Creek Plant (Vertically Integrated Utilities Segment) (Applies to AEP and I&M)

In October 2016, I&M sold its retired Tanners Creek plant site including its associated asset retirement obligations (AROs) to a nonaffiliated party.  I&M paid $92 million and the nonaffiliated party took ownership of the Tanners Creek plant site assets and assumed responsibility for environmental liabilities and AROs, including ash pond closure, asbestos abatement and decommissioning and demolition.  I&M does not expect to record a gain or loss related to this sale and will address recovery of Tanner’s Creek deferred costs in future rate proceedings. If any of the costs associated with Tanner’s Creek are not recoverable, it could reduce future net income and impact financial condition.

2015

Muskingum River Plant (Generation & Marketing Segment)

In August 2015, AGR sold its retired Muskingum River Plant site including its associated asset retirement obligations to a nonaffiliated party.  AGR paid $48 million and the nonaffiliated party took ownership of the Muskingum River Plant site assets and assumed responsibility for environmental liabilities and AROs, including ash pond closure, asbestos abatement and decommissioning and demolition.  As a result of the sale, a net gain of $32 million was recognized and recorded in Other Operation on the statements of operations.  The cash paid was recorded in Operating Activities on the statements of cash flows.

AEPRO (Corporate and Other Segment)

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

Results of operations of AEPRO have been classified as discontinued operations on AEP’s statements of operations for the three and nine months ended September 30, 2015, as shown in the following table:

	Three Months Ended September 30,	Nine Months Ended September 30,

	2015	2015
	(in millions)
Other Revenues	$129.1	$372.2

Other Operation Expense	96.7	273.1
Maintenance Expense	4.2	19.9
Depreciation and Amortization Expense	8.8	26.9
Taxes Other Than Income Taxes	2.7	9.9
Total Expenses	112.4	329.8

Other Income (Expense)	(5.4)	(14.5)

Pretax Income of Discontinued Operations	11.3	27.9
Income Tax Expense	3.6	9.7
Equity Earnings of Unconsolidated Subsidiaries	0.1	—
Total Income on Discontinued Operations as Presented on the Statements of Operations	$7.8	$18.2

In the second quarter of 2016, AEP recorded a $3 million loss related to the final accounting for the sale of AEPRO, which was recorded in Income (Loss) from Discontinued Operations, Net of Tax, on AEP’s statements of operations.

ASSETS AND LIABILITIES HELD FOR SALE

2016

Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)
During the third quarter of 2016, AEP received bids and selected a buyer, received approval from AEP’s Board of Directors and signed a Purchase and Sale Agreement to sell AGR’s Gavin, Waterford and Darby plants as well as AEGCo’s Lawrenceburg plant totaling 5,326 MW of competitive generation assets for approximately $2.2 billion to a nonaffiliated party. The sale is subject to regulatory approvals from the FERC, the IURC and federal clearance pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). In October 2016, the Federal Trade Commission granted the sale early termination of the HSR waiting period thereby satisfying the HSR conditions to close the transaction. The sale is expected to close in the first quarter of 2017.

Upon evaluation, management concluded that the disposal group met the classification as held for sale in the third quarter of 2016. Accordingly, the four plants’ assets and liabilities have been recorded as Assets Held for Sale and Liabilities Held for Sale on AEP’s balance sheet as of September 30, 2016 and as shown in the table below. The Income from Continuing Operations before Income Tax Expense and Equity Earnings of the four plants was approximately $116 million and $118 million for the three months ended September 30, 2016 and 2015, respectively, and $312 million and $404 million for the nine months ended September 30, 2016 and 2015, respectively.

September 30,
2016
Assets:	(in millions)
Fuel	$139.7
Materials and Supplies	48.7
Property, Plant and Equipment - Net	1,726.5
Other Class of Assets That Are Not Major	0.4
Total Assets Classified as Held for Sale on the Balance Sheets	$1,915.3

Liabilities:
Long-term Debt	$134.8
Waterford Plant Upgrade Liability	53.1
Asset Retirement Obligations	36.3
Other Classes of Liabilities That Are Not Major	6.8
Total Liabilities Classified as Held for Sale on the Balance Sheets	$231.0

IMPAIRMENTS

2016

Merchant Generating Assets (Generation & Marketing Segment)

In September 2016, due to AEP’s ongoing evaluation of strategic alternatives for its merchant generation assets, declining forecasts of future energy and capacity prices, and a decreasing likelihood of cost recovery through regulatory proceedings or legislation in the state of Ohio providing for the recovery of AEP’s existing Ohio merchant generation assets, AEP performed an impairment analysis at the unit level on the remaining merchant generation assets in accordance with accounting guidance for impairments of long-lived assets. Cardinal Unit 1, a 43.5% interest in Conesville Unit 4, Conesville Units 5-6, a 26% interest in Stuart Units 1-4, a 25.4% interest in Zimmer Unit 1, and a 54.7% interest in Oklaunion (collectively the “Merchant Coal-Fired Generation Assets”) were subject to this analysis. Additionally, Racine Hydroelectric Plant (“Racine”), Putnam and I&M’s Price River coal reserves (“Coal Reserves”) and Desert Sky and Trent Wind Farms (“Wind Farms”) were also included in this analysis. For the Merchant Coal-Fired Generation Assets, Racine and the Wind Farms, AEP performed step one of the impairment analysis using undiscounted cash flows for the estimated useful lives of the assets based upon energy and capacity price curves, as applicable, which were developed internally with both observable Level 2 third party quotations and unobservable Level 3 inputs, as well as management’s forecasts of operating expenses and capital expenditures. The step one analysis concluded the book value of Racine would be recovered and the book value of the remaining assets would not be recovered.

AEP performed step two of the impairment analysis on the Merchant Coal-Fired Generation Assets using a ten-year discounted cash flow model based upon forecasted energy and capacity price curves, which were developed internally using both observable Level 2 third party quotations and unobservable Level 3 inputs, as well as management’s forecasts of operating expenses and capital expenditures. The step two analysis resulted in projected negative cash flows. Based on this result, coupled with the significant capital investments necessary to comply with environmental rules to allow the Merchant Coal-Fired Generation Assets to operate to the end of their currently estimated depreciable lives and the joint-ownership structure of these facilities, management determined the fair value of these assets was $0. AEP performed step two of the impairment analysis on the Wind Farms using a ten-year discounted cash flow model utilizing forecasted energy price curves, which were developed internally using both observable Level 2 third party quotations and unobservable Level 3 inputs, as well as management’s forecasts of operating expenses and capital expenditures. The results concluded the Wind Farms were also impaired.

For the Coal Reserves, AEP performed step one of the impairment analysis and concluded the book value of the assets would not be recovered. Step two of the impairment analysis on the Coal Reserves was performed using a market approach with Level 3 unobservable inputs. The results concluded the Coal Reserves were also impaired.
Based on the impairment analysis performed, in the third quarter of 2016, AEP recorded a pretax impairment of $2.3 billion in Asset Impairments and Other Related Charges on the statement of operations. See the table below for additional information.

Impaired Assets	Book Value	Fair Value	Impairment
	(in millions)
Merchant Coal-Fired Generation Assets	$2,139.4	$—	$2,139.4
Trent and Desert Sky Wind Farms	118.7	46.0	72.7
Coal Reserves (a)	56.6	3.8	52.8
Total	$2,314.7	$49.8	$2,264.9

(a)	Includes the $11 million book value of I&M’s Price River Coal Reserves which were fully impaired. This $11 million impairment is reflected in the Vertically Integrated Utilities Segment.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans for the three and nine months ended September 30, 2016 and 2015:

AEP

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$21.4	$23.4	$2.6	$3.1
Interest Cost	52.9	51.3	15.3	14.2
Expected Return on Plan Assets	(70.1)	(68.6)	(26.8)	(27.7)
Amortization of Prior Service Cost (Credit)	0.6	0.5	(17.3)	(17.3)
Amortization of Net Actuarial Loss	21.0	26.7	7.8	4.7
Net Periodic Benefit Cost (Credit)	$25.8	$33.3	$(18.4)	$(23.0)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$64.3	$70.1	$7.7	$9.2
Interest Cost	158.7	153.9	45.7	42.6
Expected Return on Plan Assets	(210.2)	(206.0)	(80.3)	(83.3)
Amortization of Prior Service Cost (Credit)	1.7	1.7	(51.8)	(51.8)
Amortization of Net Actuarial Loss	62.9	80.3	23.5	14.1
Net Periodic Benefit Cost (Credit)	$77.4	$100.0	$(55.2)	$(69.2)

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$2.1	$2.1	$0.2	$0.3
Interest Cost	6.8	6.7	2.7	2.5
Expected Return on Plan Assets	(8.8)	(8.7)	(4.3)	(4.5)
Amortization of Prior Service Credit	—	—	(2.5)	(2.5)
Amortization of Net Actuarial Loss	2.6	3.5	1.4	0.9
Net Periodic Benefit Cost (Credit)	$2.7	$3.6	$(2.5)	$(3.3)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$6.1	$6.5	$0.7	$0.9
Interest Cost	20.4	20.1	8.1	7.7
Expected Return on Plan Assets	(26.5)	(26.2)	(13.0)	(13.6)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(7.5)	(7.5)
Amortization of Net Actuarial Loss	8.0	10.4	4.1	2.7
Net Periodic Benefit Cost (Credit)	$8.1	$10.9	$(7.6)	$(9.8)

I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$3.1	$3.3	$0.4	$0.4
Interest Cost	6.3	6.1	1.7	1.6
Expected Return on Plan Assets	(8.4)	(8.1)	(3.2)	(3.3)
Amortization of Prior Service Credit	—	—	(2.4)	(2.4)
Amortization of Net Actuarial Loss	2.5	3.1	0.9	0.5
Net Periodic Benefit Cost (Credit)	$3.5	$4.4	$(2.6)	$(3.2)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$9.2	$9.7	$1.1	$1.2
Interest Cost	19.0	18.3	5.2	4.8
Expected Return on Plan Assets	(25.2)	(24.3)	(9.6)	(9.9)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(7.1)	(7.1)
Amortization of Net Actuarial Loss	7.4	9.4	2.8	1.5
Net Periodic Benefit Cost (Credit)	$10.5	$13.2	$(7.6)	$(9.5)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$1.6	$1.6	$0.2	$0.2
Interest Cost	5.1	5.1	1.8	1.6
Expected Return on Plan Assets	(6.9)	(6.8)	(3.3)	(3.4)
Amortization of Prior Service Credit	—	—	(1.7)	(1.8)
Amortization of Net Actuarial Loss	2.1	2.6	0.9	0.6
Net Periodic Benefit Cost (Credit)	$1.9	$2.5	$(2.1)	$(2.8)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$4.9	$5.0	$0.6	$0.6
Interest Cost	15.4	15.2	5.3	4.8
Expected Return on Plan Assets	(20.8)	(20.6)	(9.7)	(10.1)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(5.2)	(5.2)
Amortization of Net Actuarial Loss	6.1	7.9	2.8	1.6
Net Periodic Benefit Cost (Credit)	$5.7	$7.6	$(6.2)	$(8.3)

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$1.5	$1.6	$0.2	$0.2
Interest Cost	2.8	2.7	0.8	0.8
Expected Return on Plan Assets	(3.9)	(3.8)	(1.5)	(1.5)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(1.1)	(1.1)
Amortization of Net Actuarial Loss	1.1	1.5	0.4	0.2
Net Periodic Benefit Cost (Credit)	$1.6	$2.1	$(1.2)	$(1.4)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$4.6	$4.8	$0.5	$0.5
Interest Cost	8.4	8.2	2.4	2.3
Expected Return on Plan Assets	(11.6)	(11.4)	(4.5)	(4.7)
Amortization of Prior Service Cost (Credit)	0.2	0.2	(3.2)	(3.2)
Amortization of Net Actuarial Loss	3.3	4.3	1.3	0.7
Net Periodic Benefit Cost (Credit)	$4.9	$6.1	$(3.5)	$(4.4)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$2.0	$2.2	$0.2	$0.2
Interest Cost	3.1	2.9	0.9	0.8
Expected Return on Plan Assets	(4.0)	(4.0)	(1.7)	(1.7)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.2	1.5	0.5	0.3
Net Periodic Benefit Cost (Credit)	$2.3	$2.6	$(1.4)	$(1.7)

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service Cost	$6.1	$6.3	$0.6	$0.6
Interest Cost	9.3	8.8	2.7	2.5
Expected Return on Plan Assets	(12.3)	(12.0)	(5.0)	(5.2)
Amortization of Prior Service Cost (Credit)	0.2	0.2	(3.9)	(3.8)
Amortization of Net Actuarial Loss	3.6	4.5	1.5	0.8
Net Periodic Benefit Cost (Credit)	$6.9	$7.8	$(4.1)	$(5.1)

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

The tables below present AEP’s reportable segment income statement information for the three and nine months ended September 30, 2016 and 2015 and reportable segment balance sheet information as of September 30, 2016 and December 31, 2015. These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Revenues from:
External Customers	$2,538.3	$1,245.4	$39.5	$823.3	$5.7	$—	$4,652.2
Other Operating Segments	18.0	30.2	92.9	36.1	19.1	(196.3)	—
Total Revenues	$2,556.3	$1,275.6	$132.4	$859.4	$24.8	$(196.3)	$4,652.2

Income (Loss) from Continuing Operations	$343.4	$155.5	$69.5	$(1,369.2)	$36.6	$—	$(764.2)
Income from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—
Net Income (Loss)	$343.4	$155.5	$69.5	$(1,369.2)	$36.6	$—	$(764.2)

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Revenues from:
External Customers	$2,435.8	$1,163.6	$26.9	$801.8	$3.3	$—	$4,431.4
Other Operating Segments	35.7	25.0	60.6	34.2	20.5	(176.0)	—
Total Revenues	$2,471.5	$1,188.6	$87.5	$836.0	$23.8	$(176.0)	$4,431.4

Income (Loss) from Continuing Operations	$274.5	$113.0	$45.9	$91.6	$(13.2)	$—	$511.8
Income from Discontinued Operations, Net of Tax	—	—	—	—	7.8	—	7.8
Net Income (Loss)	$274.5	$113.0	$45.9	$91.6	$(5.4)	$—	$519.6

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2016
Revenues from:
External Customers	$6,864.6	$3,398.9	$110.1	$2,192.5	$23.9	$—	$12,590.0
Other Operating Segments	63.2	69.6	272.6	98.7	55.2	(559.3)	—
Total Revenues	$6,927.8	$3,468.5	$382.7	$2,291.2	$79.1	$(559.3)	$12,590.0

Income (Loss) from Continuing Operations	$832.6	$388.1	$209.5	$(1,248.8)	$63.9	$—	$245.3
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2.5)	—	(2.5)
Net Income (Loss)	$832.6	$388.1	$209.5	$(1,248.8)	$61.4	$—	$242.8

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Nine Months Ended September 30, 2015
Revenues from:
External Customers	$7,081.8	$3,377.9	$74.1	$2,288.6	$16.1	$—	$12,838.5
Other Operating Segments	77.3	141.5	170.8	518.1	57.8	(965.5)	—
Total Revenues	$7,159.1	$3,519.4	$244.9	$2,806.7	$73.9	$(965.5)	$12,838.5

Income (Loss) from Continuing Operations	$782.7	$287.8	$147.7	$360.3	$(15.1)	$—	$1,563.4
Income from Discontinued Operations, Net of Tax	—	—	—	—	18.2	—	18.2
Net Income	$782.7	$287.8	$147.7	$360.3	$3.1	$—	$1,581.6

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
September 30, 2016
Total Property, Plant and Equipment	$41,015.6	$14,438.4	$4,896.4	$234.3	$368.6	$(353.5)	(b)	$60,599.8
Accumulated Depreciation and Amortization	12,549.8	3,647.4	88.2	44.2	192.1	(184.1)	(b)	16,337.6
Total Property Plant and Equipment - Net	$28,465.8	$10,791.0	$4,808.2	$190.1	$176.5	$(169.4)	(b)	$44,262.2

Assets Held for Sale	$—	$—	$—	$1,915.3	$—	$—		$1,915.3

Total Assets	$36,924.3	$14,155.7	$5,780.5	$3,176.6	$21,772.4	$(20,367.5)	(b) (c)	$61,442.0

Long-term Debt Due Within One Year:
Non-Affiliated	$1,611.0	$268.3	$—	$505.2	$0.3	$—		$2,384.8

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	10,067.3	4,745.3	1,660.4	—	846.9	—		17,319.9

Total Long-term Debt	$11,698.3	$5,013.6	$1,660.4	$537.4	$847.2	$(52.2)		$19,704.7

Liabilities Held for Sale	$—	$—	$—	$231.0	$—	$—		$231.0

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2015
Total Property, Plant and Equipment	$40,130.3	$13,840.5	$3,977.6	$7,461.3	$350.9	$(279.2)	(b)	$65,481.4
Accumulated Depreciation and Amortization	12,335.0	3,529.2	52.3	3,367.0	176.9	(112.2)	(b)	19,348.2
Total Property Plant and Equipment - Net	$27,795.3	$10,311.3	$3,925.3	$4,094.3	$174.0	$(167.0)	(b)	$46,133.2

Total Assets	$35,792.3	$14,640.2	$5,012.1	$5,414.5	$21,907.4	$(21,083.4)	(b) (c)	$61,683.1

Long-term Debt Due Within One Year:
Non-Affiliated	$935.4	$824.7	$—	$71.6	$0.1	$—		$1,831.8

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	9,833.0	4,776.8	1,648.4	639.5	843.2	—		17,740.9

Total Long-term Debt	$10,788.4	$5,601.5	$1,648.4	$743.3	$843.3	$(52.2)		$19,572.7

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts as of September 30, 2016 and December 31, 2015:

Notional Volume of Derivative Instruments
September 30, 2016

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	398.7	66.4	22.4	11.3	18.3	21.8
Coal	Tons	2.1	—	0.7	—	—	1.4
Natural Gas	MMBtus	37.3	—	—	—	—	—
Heating Oil and Gasoline	Gallons	6.9	1.3	0.6	1.5	0.8	0.9
Interest Rate	USD	$82.2	$0.1	$0.1	$—	$—	$—

Interest Rate and Foreign Currency	USD	$505.2	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2015

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	317.8	40.9	22.8	13.3	11.3	14.0
Coal	Tons	4.4	—	1.6	—	—	2.8
Natural Gas	MMBtus	38.2	0.3	0.2	—	0.2	0.2
Heating Oil and Gasoline	Gallons	7.4	1.4	0.7	1.6	0.8	0.9
Interest Rate	USD	$113.5	$2.4	$1.6	$—	$—	$—

Interest Rate and Foreign Currency	USD	$560.3	$—	$—	$—	$—	$—

Fair Value Hedging Strategies (Applies to AEP)

Parent enters into interest rate derivative transactions as part of an overall strategy to manage the mix of fixed-rate and floating-rate debt. Certain interest rate derivative transactions effectively modify exposure to interest rate risk by converting a portion of fixed-rate debt to a floating rate. Provided specific criteria are met, these interest rate derivatives may be designated as fair value hedges.

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third party contractual agreements and risk profiles. For the September 30, 2016 and December 31, 2015 balance sheets, the Registrants netted cash collateral received from third parties against short-term and long-term risk management assets and cash collateral paid to third parties against short-term and long-term risk management liabilities as follows:

	September 30, 2016		December 31, 2015
	Cash Collateral	Cash Collateral	Cash Collateral	Cash Collateral
	Received	Paid	Received	Paid
	Netted Against	Netted Against	Netted Against	Netted Against
	Risk Management	Risk Management	Risk Management	Risk Management
Company	Assets	Liabilities	Assets	Liabilities
	(in millions)
AEP	$7.1	$36.0	$5.8	$44.4
APCo	0.1	0.1	—	3.1
I&M	—	0.3	—	0.6
OPCo	—	—	—	0.5
PSO	—	—	—	0.3
SWEPCo	—	—	—	0.3

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets as of September 30, 2016 and December 31, 2015:

AEP

Fair Value of Derivative Instruments
September 30, 2016

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$267.0	$8.0	$0.3	$275.3	$(164.5)	$110.8
Long-term Risk Management Assets	364.2	5.4	—	369.6	(57.9)	311.7
Total Assets	631.2	13.4	0.3	644.9	(222.4)	422.5

Current Risk Management Liabilities	241.5	6.6	0.2	248.3	(169.0)	79.3
Long-term Risk Management Liabilities	273.3	48.7	0.3	322.3	(82.3)	240.0
Total Liabilities	514.8	55.3	0.5	570.6	(251.3)	319.3

Total MTM Derivative Contract Net Assets (Liabilities)	$116.4	$(41.9)	$(0.2)	$74.3	$28.9	$103.2

AEP

Fair Value of Derivative Instruments
December 31, 2015

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$368.8	$8.2	$0.1	$377.1	$(242.7)	$134.4
Long-term Risk Management Assets	364.8	11.7	—	376.5	(54.7)	321.8
Total Assets	733.6	19.9	0.1	753.6	(297.4)	456.2

Current Risk Management Liabilities	347.0	9.1	0.3	356.4	(269.3)	87.1
Long-term Risk Management Liabilities	223.3	19.3	3.2	245.8	(66.7)	179.1
Total Liabilities	570.3	28.4	3.5	602.2	(336.0)	266.2

Total MTM Derivative Contract Net Assets (Liabilities)	$163.3	$(8.5)	$(3.4)	$151.4	$38.6	$190.0

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

APCo

Fair Value of Derivative Instruments
September 30, 2016

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets - Nonaffiliated	$11.0	$(7.8)	$3.2
Long-term Risk Management Assets - Nonaffiliated	1.0	(0.8)	0.2
Total Assets	12.0	(8.6)	3.4

Current Risk Management Liabilities - Nonaffiliated	18.5	(7.8)	10.7
Long-term Risk Management Liabilities - Nonaffiliated	1.1	(0.8)	0.3
Total Liabilities	19.6	(8.6)	11.0

Total MTM Derivative Contract Net Liabilities	$(7.6)	$—	$(7.6)

APCo

Fair Value of Derivative Instruments
December 31, 2015

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets - Nonaffiliated and Affiliated	$25.9	$(10.3)	$15.6
Long-term Risk Management Assets - Nonaffiliated	0.3	(0.2)	0.1
Total Assets	26.2	(10.5)	15.7

Current Risk Management Liabilities - Nonaffiliated	18.1	(13.3)	4.8
Long-term Risk Management Liabilities - Nonaffiliated	0.3	(0.2)	0.1
Total Liabilities	18.4	(13.5)	4.9

Total MTM Derivative Contract Net Assets	$7.8	$3.0	$10.8

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

I&M

Fair Value of Derivative Instruments
September 30, 2016

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets - Nonaffiliated	$10.8	$(5.6)	$5.2
Long-term Risk Management Assets - Nonaffiliated	0.6	(0.4)	0.2
Total Assets	11.4	(6.0)	5.4

Current Risk Management Liabilities - Nonaffiliated	7.2	(5.9)	1.3
Long-term Risk Management Liabilities - Nonaffiliated	0.6	(0.4)	0.2
Total Liabilities	7.8	(6.3)	1.5

Total MTM Derivative Contract Net Assets	$3.6	$0.3	$3.9

I&M

Fair Value of Derivative Instruments
December 31, 2015

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets - Nonaffiliated and Affiliated	$22.8	$(10.5)	$12.3
Long-term Risk Management Assets - Nonaffiliated	0.6	(0.6)	—
Total Assets	23.4	(11.1)	12.3

Current Risk Management Liabilities - Nonaffiliated	17.0	(10.7)	6.3
Long-term Risk Management Liabilities - Nonaffiliated	2.6	(1.0)	1.6
Total Liabilities	19.6	(11.7)	7.9

Total MTM Derivative Contract Net Assets	$3.8	$0.6	$4.4

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

OPCo

Fair Value of Derivative Instruments
September 30, 2016

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$0.1	$(0.1)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.1	(0.1)	—

Current Risk Management Liabilities	5.7	(0.1)	5.6
Long-term Risk Management Liabilities	103.5	—	103.5
Total Liabilities	109.2	(0.1)	109.1

Total MTM Derivative Contract Net Liabilities	$(109.1)	$—	$(109.1)

OPCo

Fair Value of Derivative Instruments
December 31, 2015

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	19.2	—	19.2
Total Assets	19.2	—	19.2

Current Risk Management Liabilities	4.1	(0.5)	3.6
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	4.1	(0.5)	3.6

Total MTM Derivative Contract Net Assets	$15.1	$0.5	$15.6

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

PSO

Fair Value of Derivative Instruments
September 30, 2016

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$1.2	$(0.1)	$1.1
Long-term Risk Management Assets	—	—	—
Total Assets	1.2	(0.1)	1.1

Current Risk Management Liabilities	0.1	(0.1)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.1	(0.1)	—

Total MTM Derivative Contract Net Assets	$1.1	$—	$1.1

PSO

Fair Value of Derivative Instruments
December 31, 2015

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$0.6	$—	$0.6
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	—	0.6

Current Risk Management Liabilities	0.5	(0.3)	0.2
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.5	(0.3)	0.2

Total MTM Derivative Contract Net Assets	$0.1	$0.3	$0.4

(a)
Derivative instruments within this category are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

SWEPCo

Fair Value of Derivative Instruments
September 30, 2016

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$1.5	$(0.1)	$1.4
Long-term Risk Management Assets	—	—	—
Total Assets	1.5	(0.1)	1.4

Current Risk Management Liabilities	0.1	(0.1)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.1	(0.1)	—

Total MTM Derivative Contract Net Assets	$1.4	$—	$1.4

SWEPCo

Fair Value of Derivative Instruments
December 31, 2015

		Gross	Net Amounts of
		Amounts	Assets/Liabilities
	Risk	Offset in the	Presented in the
	Management	Statement of	Statement of
	Contracts -	Financial	Financial
Balance Sheet Location	Commodity (a)	Position (b)	Position (c)
	(in millions)
Current Risk Management Assets	$0.8	$—	$0.8
Long-term Risk Management Assets	—	—	—
Total Assets	0.8	—	0.8

Current Risk Management Liabilities	3.4	(0.3)	3.1
Long-term Risk Management Liabilities	2.1	—	2.1
Total Liabilities	5.5	(0.3)	5.2

Total MTM Derivative Contract Net Assets (Liabilities)	$(4.7)	$0.3	$(4.4)

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

The tables below present the Registrants’ activity of derivative risk management contracts for the three and nine months ended September 30, 2016 and 2015:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$2.4	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	0.1	—	—	—	—	—
Generation & Marketing Revenues	9.2	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	1.0	1.2	0.1	—	(0.1)
Purchased Electricity for Resale	1.5	0.8	0.1	—	—	—
Other Operation Expense	(0.4)	—	—	(0.1)	—	—
Maintenance Expense	(0.4)	(0.1)	—	(0.1)	(0.1)	(0.1)
Regulatory Assets (a)	(22.5)	5.2	1.6	(95.4)	0.1	2.8
Regulatory Liabilities (a)	28.6	16.9	5.5	—	0.8	3.7
Total Gain (Loss) on Risk Management Contracts	$18.5	$23.8	$8.4	$(95.5)	$0.8	$6.3

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2015

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Transmission and Distribution Utilities Revenues	$(0.9)	$—	$—	$—	$—	$—
Generation & Marketing Revenues	1.0	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(0.4)	0.4	(0.9)	—	—
Sales to AEP Affiliates	—	1.2	3.3	—	—	—
Purchased Electricity for Resale	1.6	0.8	—	—	—	—
Other Operation Expense	(0.7)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Maintenance Expense	(0.8)	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)
Regulatory Assets (a)	0.1	0.9	(1.0)	—	(0.2)	0.2
Regulatory Liabilities (a)	(20.3)	3.2	(1.7)	(22.3)	(0.5)	1.1
Total Gain (Loss) on Risk Management Contracts	$(20.0)	$5.4	$0.8	$(23.4)	$(0.9)	$1.1

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$3.1	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	0.1	—	—	—	—	—
Generation & Marketing Revenues	50.1	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(0.8)	3.7	0.1	—	(0.1)
Sales to AEP Affiliates	—	2.1	5.8	—	—	—
Purchased Electricity for Resale	4.9	2.7	0.2	—	—	—
Other Operation Expense	(1.3)	(0.1)	(0.1)	(0.3)	(0.1)	(0.2)
Maintenance Expense	(1.6)	(0.3)	(0.1)	(0.3)	(0.2)	(0.2)
Regulatory Assets (a)	(51.0)	(7.2)	3.0	(115.9)	0.4	5.5
Regulatory Liabilities (a)	58.0	39.2	11.2	(15.2)	3.2	14.7
Total Gain (Loss) on Risk Management Contracts	$62.3	$35.6	$23.7	$(131.6)	$3.3	$19.7

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2015

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$6.7	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	(0.9)	—	—	—	—	—
Generation & Marketing Revenues	59.9	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	0.8	3.6	(0.9)	—	—
Sales to AEP Affiliates	—	1.5	4.3	—	—	—
Purchased Electricity for Resale	5.3	1.6	0.3	—	—	—
Other Operation Expense	(2.3)	(0.3)	(0.2)	(0.4)	(0.3)	(0.4)
Maintenance Expense	(2.2)	(0.5)	(0.2)	(0.4)	(0.2)	(0.3)
Regulatory Assets (a)	0.2	2.1	(1.2)	—	0.6	(1.2)
Regulatory Liabilities (a)	33.3	31.8	4.1	(24.8)	5.1	14.5
Total Gain (Loss) on Risk Management Contracts	$100.0	$37.0	$10.7	$(26.5)	$5.2	$12.6

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
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

AEP records realized and unrealized gains or losses on interest rate swaps that are designated and qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the statements of operations. The following table shows the results of hedging gains (losses) during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gain (Loss) on Fair Value Hedging Instruments	$(1.1)	$3.7	$3.0	$6.8
Gain (Loss) on Fair Value Portion of Long-term Debt	1.1	(3.7)	(3.0)	(6.8)

During the three and nine months ended September 30, 2016 and 2015, hedge ineffectiveness was immaterial.

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2016 and 2015, AEP applied cash flow hedging to outstanding power derivatives. During the three and nine months ended September 30, 2016 and 2015, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2016 and 2015, AEP applied cash flow hedging to outstanding interest rate derivatives. During the three and nine months ended September 30, 2016 and 2015, the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Depreciation and Amortization expense on the statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and nine months ended September 30, 2016 and 2015, the Registrants did not apply cash flow hedging to any outstanding foreign currency derivatives.

During the three and nine months ended September 30, 2016 and 2015, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets as of September 30, 2016 and December 31, 2015 were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	September 30, 2016		December 31, 2015
		Interest Rate		Interest Rate
		and Foreign		and Foreign
	Commodity	Currency	Commodity	Currency
	(in millions)
Hedging Assets (a)	$6.5	$—	$17.6	$—
Hedging Liabilities (a)	48.4	0.2	26.1	0.4
AOCI Gain (Loss) Net of Tax	(27.1)	(16.1)	(5.2)	(17.2)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	0.9	(1.2)	(0.4)	(1.5)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the balance sheets.

As of September 30, 2016 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 135 months.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	September 30, 2016		December 31, 2015
	Interest Rate and Foreign Currency
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
APCo	$3.0	$0.7	$3.6	$0.7
I&M	(12.3)	(1.3)	(13.3)	(1.3)
OPCo	3.3	1.1	4.3	1.2
PSO	3.6	0.8	4.2	0.8
SWEPCo	(7.8)	(1.5)	(9.1)	(1.7)

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, additional amounts of collateral are required if certain credit ratings decline below a specified rating threshold.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  AEP, APCo, I&M, PSO and SWEPCo have not experienced a downgrade below a specified rating threshold that would require the posting of additional collateral.  There is no exposure relating to derivative contracts, however, there is exposure relating to RTOs, ISOs and non-derivative contracts. The following table represents the exposure if credit ratings were to decline below a specified rating threshold as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Amount of Collateral	Amount of		Amount of Collateral	Amount of
	That Would	Collateral		That Would	Collateral
	Have Been Required	Attributable to		Have Been Required	Attributable to
	to Post Attributable to	Other		to Post Attributable to	Other
Company	RTOs and ISOs	Contracts		RTOs and ISOs	Contracts
	(in millions)
AEP	$23.9	$292.4	(a)	$17.5	$297.8	(a)
APCo	4.4	—		4.9	0.1
I&M	2.7	—		3.3	0.1
PSO	3.9	3.2		—	3.2
SWEPCo	4.7	0.1		—	0.1

(a)
Represents the amount of collateral AEP subsidiaries would have been required to post for other significant non-derivative contracts including AGR jointly owned plant contracts and various other commodity related contacts.

Cross-Default Triggers (Applies to AEP, APCo and I&M)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount that the exposure has been reduced by cash collateral posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering contractual netting arrangements as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$285.8	$10.6	$253.8
APCo	1.3	—	1.3
I&M	0.8	—	0.8

	December 31, 2015
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$300.1	$0.8	$240.6
APCo	3.7	—	3.7
I&M	2.5	—	2.5

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

The book values and fair values of Long-term Debt for the Registrants as of September 30, 2016 and December 31, 2015 are summarized in the following table:

	September 30, 2016			December 31, 2015
Company	Book Value		Fair Value	Book Value	Fair Value
	(in millions)
AEP	$19,839.5	(a)	$22,840.4	$19,572.7	$21,201.3
APCo	4,033.1		4,941.8	3,930.7	4,416.7
I&M	2,407.4		2,717.8	2,000.0	2,193.6
OPCo	1,763.4		2,213.4	2,157.7	2,472.7
PSO	1,286.2		1,502.6	1,286.1	1,402.9
SWEPCo	2,674.0		2,943.4	2,273.5	2,417.2

(a)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and securities available for sale, including marketable securities that management intends to hold for less than one year and investments by its protected cell of EIS.

The following is a summary of Other Temporary Investments:

	September 30, 2016
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$159.2	$—	$—	$159.2
Fixed Income Securities – Mutual Funds (b)	92.3	0.3	—	92.6
Equity Securities – Mutual Funds	14.2	13.2	—	27.4
Total Other Temporary Investments	$265.7	$13.5	$—	$279.2

	December 31, 2015
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$271.0	$—	$—	$271.0
Fixed Income Securities – Mutual Funds (b)	91.1	—	(0.7)	90.4
Equity Securities – Mutual Funds	13.7	11.7	—	25.4
Total Other Temporary Investments	$375.8	$11.7	$(0.7)	$386.8

(a)	Primarily represents amounts held for the repayment of debt.

(b)	Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from Investment Sales	$—	$—	$—	$—
Purchases of Investments	0.6	9.5	1.6	10.3
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, see Note 3.

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

The following is a summary of nuclear trust fund investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$35.2	$—	$—	$168.3	$—	$—
Fixed Income Securities:
United States Government	892.7	55.5	(2.1)	731.1	35.9	(2.6)
Corporate Debt	66.5	6.1	(1.0)	57.9	3.2	(1.1)
State and Local Government	16.4	1.2	(0.3)	22.2	1.1	(0.3)
Subtotal Fixed Income Securities	975.6	62.8	(3.4)	811.2	40.2	(4.0)
Equity Securities - Domestic	1,220.0	631.6	(78.0)	1,126.9	571.6	(79.3)
Spent Nuclear Fuel and Decommissioning Trusts	$2,230.8	$694.4	$(81.4)	$2,106.4	$611.8	$(83.3)

The following table provides the securities activity within the decommissioning and SNF trusts for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from Investment Sales	$650.0	$921.5	$2,427.0	$1,437.3
Purchases of Investments	656.5	938.4	2,452.9	1,479.1
Gross Realized Gains on Investment Sales	13.9	15.0	41.9	33.8
Gross Realized Losses on Investment Sales	6.5	13.1	22.2	22.8

The base cost of fixed income securities was $913 million and $771 million as of September 30, 2016 and December 31, 2015, respectively.  The base cost of equity securities was $588 million and $555 million as of September 30, 2016 and December 31, 2015, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2016 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$330.4
1 year – 5 years	317.3
5 years – 10 years	150.4
After 10 years	177.5
Total	$975.6

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrants’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$12.8	$5.3	$—	$194.1	$212.2

Other Temporary Investments
Restricted Cash (a)	146.7	5.7	—	6.8	159.2
Fixed Income Securities – Mutual Funds	92.6	—	—	—	92.6
Equity Securities – Mutual Funds (b)	27.4	—	—	—	27.4
Total Other Temporary Investments	266.7	5.7	—	6.8	279.2

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	5.3	399.3	214.7	(203.7)	415.6
Cash Flow Hedges:
Commodity Hedges (c)	—	10.5	1.1	(5.0)	6.6
Fair Value Hedges	—	—	—	0.3	0.3
Total Risk Management Assets	5.3	409.8	215.8	(208.4)	422.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	18.7	—	—	16.5	35.2
Fixed Income Securities:
United States Government	—	892.7	—	—	892.7
Corporate Debt	—	66.5	—	—	66.5
State and Local Government	—	16.4	—	—	16.4
Subtotal Fixed Income Securities	—	975.6	—	—	975.6
Equity Securities – Domestic (b)	1,220.0	—	—	—	1,220.0
Total Spent Nuclear Fuel and Decommissioning Trusts	1,238.7	975.6	—	16.5	2,230.8

Total Assets	$1,523.5	$1,396.4	$215.8	$9.0	$3,144.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$10.0	$394.2	$98.7	$(232.6)	$270.3
Cash Flow Hedges:
Commodity Hedges (c)	—	34.8	18.7	(5.0)	48.5
Interest Rate/Foreign Currency Hedges	—	0.2	—	—	0.2
Fair Value Hedges	—	—	—	0.3	0.3
Total Risk Management Liabilities	$10.0	$429.2	$117.4	$(237.3)	$319.3

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

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$7.8	$—	$—	$0.1	$7.9

Risk Management Assets - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	—	8.3	2.8	(7.7)	3.4

Total Assets	$7.8	$8.3	$2.8	$(7.6)	$11.3

Liabilities:

Risk Management Liabilities - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$—	$8.8	$9.9	$(7.7)	$11.0

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$14.8	$—	$—	$0.1	$14.9

Risk Management Assets - Nonaffiliated and Affiliated
Risk Management Commodity Contracts (c) (g)	0.2	13.9	12.2	(10.6)	15.7

Total Assets	$15.0	$13.9	$12.2	$(10.5)	$30.6

Liabilities:

Risk Management Liabilities - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$0.2	$17.8	$0.5	$(13.6)	$4.9

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$—	$6.6	$4.7	$(5.9)	$5.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	18.7	—	—	16.5	35.2
Fixed Income Securities:
United States Government	—	892.7	—	—	892.7
Corporate Debt	—	66.5	—	—	66.5
State and Local Government	—	16.4	—	—	16.4
Subtotal Fixed Income Securities	—	975.6	—	—	975.6
Equity Securities - Domestic (b)	1,220.0	—	—	—	1,220.0
Total Spent Nuclear Fuel and Decommissioning Trusts	1,238.7	975.6	—	16.5	2,230.8

Total Assets	$1,238.7	$982.2	$4.7	$10.6	$2,236.2

Liabilities:

Risk Management Liabilities - Nonaffiliated
Risk Management Commodity Contracts (c) (g)	$—	$7.5	$0.2	$(6.2)	$1.5

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

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$16.1	$—	$—	$0.1	$16.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	—	(0.1)	—

Total Assets	$16.1	$0.1	$—	$—	$16.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$109.1	$(0.1)	$109.1

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

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$1.2	$(0.2)	$1.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$0.1	$(0.2)	$—

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

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$12.8	$—	$—	$2.4	$15.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	1.4	(0.1)	1.4

Total Assets	$12.8	$0.1	$1.4	$2.3	$16.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.1	$(0.1)	$—

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

(d)
The September 30, 2016 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(5) million in periods 2017-2019;  Level 2 matures $1 million in 2016, $5 million in periods 2017-2019 and $(1) million in periods 2022-2032;  Level 3 matures $4 million in 2016, $36 million in periods 2017-2019, $22 million in periods 2020-2021 and $54 million in periods 2022-2032.  Risk management commodity contracts are substantially comprised of power contracts.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2016	$149.3	$(12.9)	$3.5	$(14.6)	$1.1	$1.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	34.2	22.7	3.8	(0.1)	0.4	4.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	12.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(34.4)	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(37.1)	(17.9)	(5.0)	0.9	(0.7)	(4.4)
Transfers into Level 3 (e) (f)	13.1	0.1	—	—	—	—
Transfers out of Level 3 (f) (g)	(10.0)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	(29.0)	0.9	2.2	(95.3)	0.3	0.3
Balance as of September 30, 2016	$98.4	$(7.1)	$4.5	$(109.1)	$1.1	$1.3

Three Months Ended September 30, 2015	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2015	$203.1	$33.8	$11.8	$37.7	$1.7	$2.0
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	11.1	5.1	0.9	—	(0.3)	2.4
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	6.2	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(2.1)	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(28.9)	(14.0)	(3.6)	0.3	(0.2)	(2.9)
Transfers into Level 3 (e) (f)	7.8	—	—	—	—	—
Transfers out of Level 3 (f) (g)	(5.4)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	(25.0)	(1.8)	(2.7)	(22.3)	(0.2)	(0.2)
Balance as of September 30, 2015	$166.8	$23.1	$6.4	$15.7	$1.0	$1.3

Nine Months Ended September 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2015	$146.9	$11.7	$4.3	$15.9	$0.6	$0.8
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	42.1	25.5	7.0	(1.8)	(1.0)	7.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	45.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(16.7)	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(67.1)	(36.2)	(10.3)	4.0	0.4	(8.4)
Transfers into Level 3 (e) (f)	11.2	—	—	—	—	—
Transfers out of Level 3 (f) (g)	1.1	0.1	0.1	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	(64.6)	(8.2)	3.4	(127.2)	1.1	1.2
Balance as of September 30, 2016	$98.4	$(7.1)	$4.5	$(109.1)	$1.1	$1.3

Nine Months Ended September 30, 2015	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2014	$150.8	$15.8	$14.7	$48.4	$(0.3)	$(0.5)
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	13.6	1.7	(0.2)	1.2	(0.2)	9.2
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	54.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(3.8)	—	—	—	—	—
Purchases, Issuances and Settlements (d)	(60.2)	(16.1)	(12.8)	(7.9)	0.5	(8.7)
Transfers into Level 3 (e) (f)	28.3	—	—	—	—	—
Transfers out of Level 3 (f) (g)	(17.1)	1.2	0.8	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (h)	0.9	20.5	3.9	(26.0)	1.0	1.3
Balance as of September 30, 2015	$166.8	$23.1	$6.4	$15.7	$1.0	$1.3

(a)	Includes both affiliated and nonaffiliated transactions.

(b)	Included in revenues on the statements of income.

(c)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(d)	Represents the purchases, issuances and settlements of risk management commodity contracts for the reporting period.

(e)	Represents existing assets or liabilities that were previously categorized as Level 2.

(f)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(g)	Represents existing assets or liabilities that were previously categorized as Level 3.

(h)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory liabilities/assets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2016 and December 31, 2015:

Significant Unobservable Inputs
September 30, 2016
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$207.5	$103.7	Discounted Cash Flow	Forward Market Price (a)	$10.19	$143.84	$43.20
				Counterparty Credit Risk (b)	40	840	424
FTRs	8.3	13.7	Discounted Cash Flow	Forward Market Price (a)	$(9.89)	$10.63	$0.73
Total	$215.8	$117.4

Significant Unobservable Inputs
December 31, 2015
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$212.3	$70.3	Discounted Cash Flow	Forward Market Price (a)	$9.69	$165.36	$36.35
				Counterparty Credit Risk (c)	670
FTRs	8.4	3.5	Discounted Cash Flow	Forward Market Price (a)	$(6.99)	$10.34	$1.10
Total	$220.7	$73.8

Significant Unobservable Inputs
September 30, 2016
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$2.1	$0.2	Discounted Cash Flow	Forward Market Price	$16.51	$47.42	$34.85
FTRs	0.7	9.7	Discounted Cash Flow	Forward Market Price	(0.99)	10.63	1.94
Total	$2.8	$9.9

Significant Unobservable Inputs
December 31, 2015
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$7.9	$0.2	Discounted Cash Flow	Forward Market Price	$12.61	$47.24	$32.38
FTRs	4.3	0.3	Discounted Cash Flow	Forward Market Price	(6.96)	8.43	1.34
Total	$12.2	$0.5

Significant Unobservable Inputs
September 30, 2016
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$1.6	$0.2	Discounted Cash Flow	Forward Market Price	$16.51	$47.42	$34.85
FTRs	3.1	—	Discounted Cash Flow	Forward Market Price	(9.89)	10.63	1.10
Total	$4.7	$0.2

Significant Unobservable Inputs
December 31, 2015
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$6.0	$0.2	Discounted Cash Flow	Forward Market Price	$12.61	$47.24	$32.38
FTRs	0.3	1.8	Discounted Cash Flow	Forward Market Price	(6.96)	8.43	1.34
Total	$6.3	$2.0

Significant Unobservable Inputs
September 30, 2016
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$109.1	Discounted Cash Flow	Forward Market Price (a)	$24.38	$78.45	$52.45
				Counterparty Credit Risk (b)	40	323	246
Total	$—	$109.1

Significant Unobservable Inputs
December 31, 2015
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
Energy Contracts	$16.0	$0.1	Discounted Cash Flow	Forward Market Price	$41.61	$165.36	$86.84

Significant Unobservable Inputs
September 30, 2016
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$1.2	$0.1	Discounted Cash Flow	Forward Market Price	$(8.33)	$1.02	$(0.39)

Significant Unobservable Inputs
December 31, 2015
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.7	$0.1	Discounted Cash Flow	Forward Market Price	$(6.96)	$8.43	$1.34

Significant Unobservable Inputs
September 30, 2016
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$1.4	$0.1	Discounted Cash Flow	Forward Market Price	$(8.33)	$1.02	$(0.39)

Significant Unobservable Inputs
December 31, 2015
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.9	$0.1	Discounted Cash Flow	Forward Market Price	$(6.96)	$8.43	$1.34

(a)	Represents market prices in dollars per MWh.

(b)	Represents prices of credit default swaps used to calculate counterparty credit risk, reported in basis points.

(c)	Represents average price of credit default swaps used to calculate counterparty credit risk, reported in basis points.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of September 30, 2016 and December 31, 2015:

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

On the basis of this evaluation, AEP recorded a change in the valuation allowance in the third quarter of 2016. AEP reduced the capital loss valuation allowance by $66 million to reflect the impact of the reclassification of certain assets as held for sale and the filing of the 2015 federal income tax return. The sale of these assets is expected to result in a gain, the character of which allows AEP to use the capital loss and reverse substantially all of the remaining capital loss valuation allowance previously recorded.

A valuation allowance of $9 million has been recorded against AEP’s deferred tax asset balance as of September 30, 2016. The valuation allowance reflects management’s assessment of the amount of deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets realizable, however, could be adjusted if estimates of future taxable income are materially impacted during the carryforward period.

Federal and State Income Tax Audit Status

AEP and subsidiaries are no longer subject to U.S. federal examination for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. AEP and subsidiaries received a Revenue Agents Report in April 2016, completing the 2011 through 2013 audit cycle indicating an agreed upon audit. The 2011 through 2013 audit was submitted to the Congressional Joint Committee on Taxation for approval. AEP was informed that the IRS expects the Joint Committee to refer the audit back to the IRS exam team for further consideration. Although the outcome of tax audits are uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, the Registrants accrue interest on these uncertain tax positions.  Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

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

State Tax Legislation (Applies to AEP, PSO and SWEPCo)

In March 2016, the Texas Comptroller of Public Accounts issued clarifying guidance regarding the treatment of transmission and distribution expenses included in the computation of taxable income for purposes of calculating the Texas gross margin tax. The guidance clarified which specific transmission and distribution expenses are included in the computation of the cost of goods sold deduction. This guidance resulted in a net favorable adjustment to net income of $21 million, $2 million and $9 million during the first nine months of 2016 for AEP, PSO and SWEPCo, respectively.

In March 2016, Louisiana enacted several tax bills impacting income taxes, franchise taxes and sales taxes. The income tax provisions limit the use of Louisiana net operating losses and the sales tax provisions increase the sales tax rate and suspend or eliminate certain exemptions. The legislation is not expected to materially impact net income or cash flows.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding as of September 30, 2016 and December 31, 2015:

Type of Debt	September 30, 2016		December 31, 2015
	(in millions)
Senior Unsecured Notes	$14,073.9	(a)	$13,629.1
Pollution Control Bonds	1,724.5		1,784.8
Notes Payable	268.5		264.7
Securitization Bonds	1,737.6		2,024.0
Spent Nuclear Fuel Obligation (b)	266.1		265.6
Other Long-term Debt	1,768.9		1,604.5
Total Long-term Debt Outstanding	19,839.5	(a)	19,572.7
Long-term Debt Due Within One Year	2,519.6	(a)	1,831.8
Long-term Debt	$17,319.9		$17,740.9

(a)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

(b)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $309 million and $309 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2016 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in millions)	(%)
APCo	Other Long-term Debt	$125.0	Variable	2019
APCo	Pollution Control Bonds	125.3	Variable	2016
APCo	Pollution Control Bonds	65.4	1.70	2020
I&M	Notes Payable	87.9	Variable	2020
I&M	Senior Unsecured Notes	400.0	4.55	2046
PSO	Senior Unsecured Notes	50.0	3.05	2026
PSO	Senior Unsecured Notes	100.0	4.11	2046
SWEPCo	Other Long-term Debt	5.2	3.50	2023
SWEPCo	Senior Unsecured Notes	400.0	2.75	2026

Non-Registrant:
TCC	Other Long-term Debt	125.0	Variable	2019
TNC	Other Long-term Debt	75.0	Variable	2019
Transource Missouri	Other Long-term Debt	11.5	Variable	2018
Total Issuances		$1,570.3

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
APCo	Pollution Control Bonds	$125.3	Variable	2016
APCo	Pollution Control Bonds	65.3	2.25	2016
APCo	Securitization Bonds	23.0	2.008	2024
I&M	Notes Payable	0.8	Variable	2016
I&M	Notes Payable	0.5	2.12	2016
I&M	Notes Payable	12.6	Variable	2017
I&M	Notes Payable	24.8	Variable	2019
I&M	Notes Payable	31.0	Variable	2019
I&M	Notes Payable	6.1	Variable	2020
I&M	Other Long-term Debt	1.0	6.00	2025
OPCo	Other Long-term Debt	0.1	1.149	2028
OPCo	Securitization Bonds	45.8	0.958	2018
OPCo	Senior Unsecured Notes	350.0	6.00	2016
PSO	Other Long-term Debt	0.3	3.00	2027
PSO	Senior Unsecured Notes	150.0	6.15	2016
SWEPCo	Notes Payable	3.3	4.58	2032

Non-Registrant:
AEGCo	Senior Unsecured Notes	7.3	6.33	2037
AEP Subsidiaries	Notes Payable	5.1	Variable	2017
AEP Subsidiaries	Notes Payable	0.1	5.75	2021
AGR	Pollution Control Bonds	60.0	Variable	2016
TCC	Other Long-term Debt	100.0	Variable	2016
TCC	Securitization Bonds	44.2	6.25	2016
TCC	Securitization Bonds	149.1	5.17	2018
TCC	Securitization Bonds	26.9	0.88	2017
TNC	Other Long-term Debt	75.0	Variable	2016
Total Retirements and Principal Payments		$1,307.6

In October 2016, I&M retired $16 million of Notes Payable related to DCC Fuel.

As of September 30, 2016, trustees held, on behalf of AEP, $614 million of their reacquired Pollution Control Bonds. Of this total, $40 million and $345 million related to I&M and OPCo, respectively.

Dividend Restrictions

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization of the company distributing the dividend. The method for calculating outstanding debt and capitalization is contractually defined in the credit agreements. As of September 30, 2016, none of AEP’s retained earnings were restricted for the purpose of the payment of dividends.

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

The Federal Power Act prohibits the utility subsidiaries from participating “in the making or paying of any dividends of such public utility from any funds properly included in capital account.” Additionally, the Federal Power Act creates a reserve on earnings attributable to hydroelectric generation plants. Because of their ownership of such plants, this reserve applies to AGR, APCo and I&M. As of September 30, 2016, these restrictions did not limit the ability of the subsidiaries to pay dividends out of retained earnings.

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries, and a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2016 and December 31, 2015 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the nine months ended September 30, 2016 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2016	Limit
	(in millions)
APCo	$286.9	$25.7	$165.5	$24.9	$(59.7)	$600.0
I&M	369.1	97.6	118.9	21.8	(13.9)	500.0
OPCo	227.9	379.2	137.8	251.1	0.2	400.0
PSO	9.6	205.4	5.1	47.0	51.1	300.0
SWEPCo	249.4	308.2	171.8	302.8	297.4	350.0

The activity in the above table does not include short-term lending activity of SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC, which is a participant in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2016 and December 31, 2015 are included in Advances to Affiliates on SWEPCo’s balance sheets. For the nine months ended September 30, 2016, Mutual Energy SWEPCo, LLC had the following activity in the Nonutility Money Pool:

Maximum	Average	Loans
Loans	Loans	to the Nonutility
to the Nonutility	to the Nonutility	Money Pool as of
Money Pool	Money Pool	September 30, 2016
(in millions)
$2.0	$2.0	$2.0

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Nine Months Ended September 30,
	2016	2015
Maximum Interest Rate	0.91%	0.59%
Minimum Interest Rate	0.69%	0.39%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool for the nine months ended September 30, 2016 and 2015 are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from the Utility Money Pool for		to the Utility Money Pool for
	Nine Months Ended September 30,		Nine Months Ended September 30,
Company	2016	2015	2016	2015
APCo	0.78%	0.46%	0.79%	0.46%
I&M	0.73%	0.47%	0.78%	0.46%
OPCo	0.85%	—%	0.74%	0.47%
PSO	0.76%	0.49%	0.81%	0.46%
SWEPCo	0.79%	0.46%	0.91%	0.48%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool for the nine months ended September 30, 2016 are summarized for Mutual Energy SWEPCo, LLC in the following table:

Maximum	Minimum	Average
Interest Rate	Interest Rate	Interest Rate
for Funds	for Funds	for Funds
Loaned to	Loaned to	Loaned to
the Nonutility	the Nonutility	the Nonutility
Money Pool	Money Pool	Money Pool
0.91%	0.69%	0.79%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

	September 30, 2016		December 31, 2015
Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$750.0	0.65%	$675.0	0.30%
Commercial Paper	728.3	0.90%	125.0	0.81%
Total Short-term Debt	$1,478.3		$800.0

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

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

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.73%	0.30%	0.65%	0.28%
Net Uncollectible Accounts Receivable Written Off	$7.7	$13.5	$17.5	$27.5

	September 30, 2016	December 31, 2015
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,037.7	$924.8
Total Principal Outstanding	750.0	675.0
Delinquent Securitized Accounts Receivable	47.7	48.3
Bad Debt Reserves Related to Securitization of Accounts Receivable	27.8	17.5
Unbilled Receivables Related to Securitization of Accounts Receivable	297.1	357.8

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary as of September 30, 2016 and December 31, 2015 was as follows:

Company	September 30, 2016	December 31, 2015
	(in millions)
APCo	$131.9	$135.4
I&M	152.5	134.8
OPCo	407.1	351.4
PSO	146.1	116.1
SWEPCo	170.0	151.8

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$1.6	$2.0	$5.4	$6.0
I&M	2.0	2.2	5.6	6.6
OPCo	8.1	8.5	23.4	23.2
PSO	1.8	1.7	4.7	4.5
SWEPCo	2.1	2.0	5.3	5.3

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$361.7	$355.3	$1,071.6	$1,115.5
I&M	448.0	401.5	1,220.2	1,192.1
OPCo	750.9	670.7	2,011.2	1,949.0
PSO	390.6	411.5	971.9	1,025.9
SWEPCo	460.4	468.0	1,183.9	1,222.3

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

Consolidated Variable Interests Entities

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the three months ended September 30, 2016 and 2015 were $42 million and $41 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $127 million and $124 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the three months ended September 30, 2016 and 2015 were $23 million and $29 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $77 million and $86 million, respectively.  The leases were recorded as capital leases on I&M’s balance sheet as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The capital leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation. Management has concluded that TCC is the primary beneficiary of Transition Funding because TCC has the power to direct the most significant activities of the VIE and TCC’s equity interest could potentially be significant. Therefore, TCC is required to consolidate Transition Funding. The securitized bonds totaled $1.3 billion and $1.5 billion as of September 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets.  Transition

Funding has securitized transition assets of $1.1 billion and $1.3 billion as of September 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from TCC under recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized transition assets. The bondholders have no recourse to TCC or any other AEP entity. TCC acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Transition Funding’s assets and liabilities on the balance sheets.

Ohio Phase-in-Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to phase-in recovery property.  Management has concluded that OPCo is the primary beneficiary of Ohio Phase-in-Recovery Funding because OPCo has the power to direct the most significant activities of the VIE and OPCo’s equity interest could potentially be significant.  Therefore, OPCo is required to consolidate Ohio Phase-in-Recovery Funding.  The securitized bonds totaled $140 million and $185 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets. Ohio Phase-in-Recovery Funding has securitized assets of $68 million and $86 million as of September 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect Ohio deferred distribution charges from customers receiving electric transmission and distribution service from OPCo under a recovery mechanism approved by the PUCO. In August 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to OPCo or any other AEP entity.  OPCo acts as the servicer for Ohio Phase-in-Recovery Funding’s securitized assets and remits all related amounts collected from customers to Ohio Phase-in-Recovery Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Ohio Phase-in-Recovery Funding’s assets and liabilities on OPCo’s balance sheets.

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  The securitized bonds totaled $319 million and $342 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $311 million and $328 million as of September 30, 2016 and December 31, 2015, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding’s securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s balance sheets.

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

AEP’s subsidiaries participate in one protected cell of EIS for approximately ten lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third parties access to this insurance. AEP’s subsidiaries and any allowed third parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the three months ended September 30, 2016 and 2015 was $15 million and $13 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $28 million and $27 million, respectively.  See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

Transource Energy was formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. AEP has equity and voting ownership of 86.5% with the other owner having 13.5% interest. Management has concluded that Transource Energy is a VIE and that AEP is the primary beneficiary because AEP has the power to direct the most significant activities of the entity and AEP’s equity interest could potentially be significant. Therefore, AEP is required to consolidate Transource Energy. In January 2014, Transource Missouri (a wholly-owned subsidiary of Transource Energy) acquired transmission assets from the non-controlling owner and issued debt and received a capital contribution to fund the acquisition. The majority of Transource Energy’s activity resulted from the asset acquisition, construction projects, debt issuance and capital contribution. AEP has provided capital contributions to Transource Energy of $38 million and $47 million during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. AEP and the other owner of Transource Energy are required to ensure a specific equity level in Transource Missouri upon completion of projects or if a project is abandoned by the RTO. See the tables below for the classification of Transource Energy’s assets and liabilities on the balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated. These balances include intercompany transactions that are eliminated upon consolidation.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
September 30, 2016

	Registrant Subsidiaries						Other Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	TCC Transition Funding		Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$61.8	$109.2	$18.9		$11.8		$1,038.7	$163.5		$179.4	$12.2
Net Property, Plant and Equipment	123.6	165.9	—		—		—	—		—	298.5
Other Noncurrent Assets	63.9	78.8	128.1	(a)	314.7	(b)	10.3	1,210.4	(c)	1.7	5.5
Total Assets	$249.3	$353.9	$147.0		$326.5		$1,049.0	$1,373.9		$181.1	$316.2

LIABILITIES AND EQUITY
Current Liabilities	$32.0	$98.2	$46.9		$25.0		$948.2	$242.6		$47.7	$35.4
Noncurrent Liabilities	217.0	255.7	98.8		300.2		0.6	1,113.2		91.1	127.2
Equity	0.3	—	1.3		1.3		100.2	18.1		42.3	153.6
Total Liabilities and Equity	$249.3	$353.9	$147.0		$326.5		$1,049.0	$1,373.9		$181.1	$316.2

(a)	Includes an intercompany item eliminated in consolidation of $60.2 million.

(b)	Includes an intercompany item eliminated in consolidation of $3.8 million.

(c)	Includes an intercompany item eliminated in consolidation of $62.9 million.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
VARIABLE INTEREST ENTITIES
December 31, 2015

	Registrant Subsidiaries						Other Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	OPCo Ohio Phase-in- Recovery Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	TCC Transition Funding		Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$61.7	$91.1	$31.2		$18.5		$925.7	$234.1		$165.3	$10.8
Net Property, Plant and Equipment	147.0	159.9	—		—		—	—		—	227.2
Other Noncurrent Assets	61.8	84.6	162.0	(a)	332.0	(b)	6.4	1,365.7	(c)	1.9	5.5
Total Assets	$270.5	$335.6	$193.2		$350.5		$932.1	$1,599.8		$167.2	$243.5

LIABILITIES AND EQUITY
Current Liabilities	$47.7	$84.8	$47.3		$27.1		$855.1	$291.7		$41.8	$36.6
Noncurrent Liabilities	222.3	250.8	144.6		321.5		0.3	1,290.0		83.9	113.0
Equity	0.5	—	1.3		1.9		76.7	18.1		41.5	93.9
Total Liabilities and Equity	$270.5	$335.6	$193.2		$350.5		$932.1	$1,599.8		$167.2	$243.5

(a)	Includes an intercompany item eliminated in consolidation of $76.1 million.

(b)	Includes an intercompany item eliminated in consolidation of $4.0 million.

(c)	Includes an intercompany item eliminated in consolidation of $68.2 million.

Non-Consolidated Significant Variable Interests

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  SWEPCo and CLECO share the executive board seats and voting rights equally.  Each entity guarantees 50% of DHLC’s debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the three months ended September 30, 2016 and 2015 were $15 million and $30 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $43 million and $59 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

SWEPCo’s investment in DHLC was:

	September 30, 2016		December 31, 2015
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	12.7	12.7	7.7	7.7
SWEPCo’s Guarantee of Debt	—	92.7	—	82.9
Total Investment in DHLC	$20.3	$113.0	$15.3	$98.2

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

AEP’s investment in PATH-WV was:

	September 30, 2016		December 31, 2015
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$18.8	$18.8	$18.8	$18.8
Retained Earnings	2.2	2.2	2.2	2.2
Total Investment in PATH-WV	$21.0	$21.0	$21.0	$21.0

As of September 30, 2016, AEP’s $21 million investment in PATH-WV was included in Deferred Charges and Other Noncurrent Assets on the balance sheet.  If AEP cannot ultimately recover the investment related to PATH-WV, it could reduce future net income and cash flows.

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2016	2015	2016	2015
	(in millions)
APCo	$55.3	$63.7	$165.7	$164.7
I&M	32.7	37.5	97.7	102.1
OPCo	39.4	48.5	123.2	128.6
PSO	23.6	29.9	77.1	77.8
SWEPCo	31.4	39.2	101.2	102.6

The carrying amount and classification of variable interest in AEPSC’s accounts payable are as follows:

	September 30, 2016		December 31, 2015
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
APCo	$20.0	$20.0	$25.8	$25.8
I&M	11.0	11.0	16.6	16.6
OPCo	13.9	13.9	23.3	23.3
PSO	7.8	7.8	12.6	12.6
SWEPCo	11.8	11.8	16.4	16.4

AEGCo, a wholly-owned subsidiary of AEP, is consolidated by AEP. AEGCo owns a 50% ownership interest in Rockport Plant, Unit 1, leases a 50% interest in Rockport Plant, Unit 2 and owns 100% of the Lawrenceburg Generating Station. AEGCo sells all the output from the Rockport Plant to I&M and KPCo.  AEGCo has a Unit Power Agreement associated with the Lawrenceburg Generating Station which was assigned by OPCo to AGR effective January 1, 2014.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M and KPCo, this financing would be provided by AEP. Total billings to I&M from AEGCo for the three months ended September 30, 2016 and 2015 were $65 million and $67 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $166 million and $182 million, respectively. The carrying amount of I&M’s liabilities associated with AEGCo as of September 30, 2016 and December 31, 2015 was $17 million and $17 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liability. For additional information regarding AEGCo’s lease, see “Rockport Lease” section of Note 13 in the 2015 Annual Report. The assets and liabilities of AEGCo’s Lawrenceburg Plant have been recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the balance sheet as of September 30, 2016. See “Assets and Liabilities Held For Sale” section of Note 6 for additional information.

CONTROLS AND PROCEDURES

During the third quarter of 2016, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2016, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risk factors.  As of September 30, 2016, there have been no material changes to the risk factors previously disclosed in the 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Mine Safety Disclosures

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. SWEPCo, through its ownership of DHLC was subject to the provisions of the Mine Act for the quarter ended September 30, 2016.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations require companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended September 30, 2016.

Item 5.  Other Information

None

Item 6.  Exhibits

10(a) – AEP Long-Term Incentive Plan Amended and Restated as of September 21, 2016
10(b) – Purchase and Sale Agreement by and among AEP Generation Resources Inc., AEP Generating Company and Burgandy Power LLC dated as of September 13, 2016
10(c) – Change in Control Agreement
10(d) – Executive Severance Plan

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

Date:  November 1, 2016