Form 10-K
period 2016-12-31
AMERICAN ELECTRIC POWER CO INC; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO
filed 2017-02-28
CIK 4904, 6879, 50172, 73986, 81027, 92487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrants as of June 30, 2016 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter
		Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2016
American Electric Power Company, Inc.	$34,464,089,033	491,711,928
		($6.50 par value)
Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

Note on Market Value of Common Equity Held by Non-Affiliates

American Electric Power Company, Inc. owns all of the common stock of Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see Item 12 herein).

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2016:	Part II
American Electric Power Company, Inc.
Appalachian Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2017 Annual Meeting of Shareholders.	Part III

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

AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a subsidiary of AEPTHCo, an intermediate holding company that owns seven wholly-owned transmission companies.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AEP Utilities
AEP Utilities, Inc., a former subsidiary of AEP and holding company for TCC, TNC and CSW Energy, Inc.  Effective December 31, 2016, TCC and TNC were merged into AEP Utilities, Inc.  Subsequently following this merger, the assets and liabilities of CSW Energy, Inc. were transferred to an affiliated company and AEP Utilities, Inc. was renamed AEP Texas Inc.

AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
CAA	Clean Air Act.
Clean Power Plan	Guidelines regulating CO2 emissions from existing sources published by Federal EPA in October 2015; its implementation was stayed by the U.S. Supreme Court in February 2016.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,191 MW nuclear plant owned by I&M.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
EPACT	The Energy Policy Act of 2005.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ETT	Electric Transmission Texas, LLC, an equity interest joint venture between Parent and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IMTCo	AEP Indiana Michigan Transmission Company, Inc.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
kV	Kilovolt.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MW	Megawatt.
MWh	Megawatthour.
NOx	Nitrogen oxide.

i

Term	Meaning

Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NRC	Nuclear Regulatory Commission.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc.
OKTCo	AEP Oklahoma Transmission Company, Inc.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, APCo, I&M, OPCo, PSO and SWEPCo.
REP	Texas Retail Electric Provider.
Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated variable interest entity for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC-regulated, transmission-only electric utilities, each of which is geographically aligned with AEP existing utility operating companies.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TA	Transmission Agreement, effective November 2010, among APCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.
TCA	Transmission Coordination Agreement dated January 1, 1997, by and among, PSO, SWEPCo and AEPSC, in connection with the operation of the transmission assets of the two public utility subsidiaries.
TCC	Formerly AEP Texas Central Company; now a division of AEP Texas.
TNC	Formerly AEP Texas North Company; now a division of AEP Texas.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc.

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Economic growth or contraction within and changes in market demand and demographic patterns in AEP service territories.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load and customer growth.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•
The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and spent nuclear fuel.

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

•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	The ability to develop and execute a strategy based on a view regarding prices of electricity and gas.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for capacity and electricity, coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including ERCOT, PJM and SPP.
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

As of December 31, 2016, the subsidiaries of AEP had a total of 17,634 employees. Because it is a holding company rather than an operating company, AEP has no employees. The material subsidiaries of AEP are:

AEP Texas

Organized in Delaware in 1925, AEP Texas was formed by the merger of AEP Texas Central Company and AEP Texas North Company into AEP Utilities, Inc. on December 31, 2016. The merging parties retained their respective rate structures.  Following the merger, AEP Utilities, Inc. changed its name to AEP Texas Inc. (AEP Texas). AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,024,000 retail customers through REPs in west, central and southern Texas.  As of December 31, 2016, AEP Texas had 1,500 employees.  Among the principal industries served by AEP Texas are chemical and petroleum refining, chemicals and allied products, oil and natural gas extraction, food processing, metal refining, plastics and machinery equipment, agriculture and the manufacturing or processing of cotton seed products, oil products, precision and consumer metal products, meat products and gypsum products.  The territory served by AEP Texas also includes several military installations and correctional facilities.  AEP Texas is a member of ERCOT.  AEP Texas is part of AEP’s Transmission and Distribution Utilities segment.

APCo

Organized in Virginia in 1926, APCo is engaged in the generation, transmission and distribution of electric power to approximately 957,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. APCo owns 6,640 MWs of generating capacity.  APCo uses its generation to serve its retail and other customers.  As of December 31, 2016, APCo had 1,845 employees. Among the principal industries served by APCo are paper, rubber, coal mining, textile mill products and stone, clay and glass products. APCo is a member of PJM.  APCo is part of AEP’s Vertically Integrated Utilities segment.

I&M

Organized in Indiana in 1907, I&M is engaged in the generation, transmission and distribution of electric power to approximately 592,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  I&M owns or leases 3,539 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2016, I&M had 2,475 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and chemicals and allied products, rubber products and transportation equipment.  I&M is a member of PJM.  I&M is part of AEP’s Vertically Integrated Utilities segment.

KPCo

Organized in Kentucky in 1919, KPCo is engaged in the generation, transmission and distribution of electric power to approximately 169,000 retail customers in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  KPCo owns 1,060 MWs of generating capacity.  KPCo uses its generation to serve its retail and other customers.  As of December 31, 2016, KPCo had 550 employees. Among the principal industries served are petroleum refining, coal mining and chemical production.  KPCo is a member of PJM.  KPCo is part of AEP’s Vertically Integrated Utilities segment.

KGPCo

Organized in Virginia in 1917, KGPCo provides electric service to approximately 48,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. KGPCo does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. As of December 31, 2016, KGPCo had 53 employees. KGPCo is part of AEP’s Vertically Integrated Utilities segment.

OPCo

Organized in Ohio in 1907 and re-incorporated in 1924, OPCo is engaged in the transmission and distribution of electric power to approximately 1,472,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers.  As of December 31, 2016, OPCo had 1,582 employees.  Among the principal industries served by OPCo are primary metals, chemicals and allied products, health services, electronic machinery, petroleum refining, and rubber and plastic products. OPCo is a member of PJM.  OPCo is part of AEP’s Transmission and Distribution Utilities segment.

PSO

Organized in Oklahoma in 1913, PSO is engaged in the generation, transmission and distribution of electric power to approximately 548,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants.  PSO owns 3,940 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2016, PSO had 1,110 employees. Among the principal industries served by PSO are paper manufacturing, natural gas and oil extraction, transportation, oil refining, health care and aerospace. PSO is a member of SPP.  PSO is part of AEP’s Vertically Integrated Utilities segment.

SWEPCo

Organized in Delaware in 1912, SWEPCo is engaged in the generation, transmission and distribution of electric power to approximately 533,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. SWEPCo owns 5,225 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2016, SWEPCo had 1,486 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing and metal refining. The territory served by SWEPCo also includes several military installations, colleges and universities. SWEPCo also owns and operates a lignite coal mining operation. SWEPCo is a member of SPP.  SWEPCo is part of AEP’s Vertically Integrated Utilities segment.

WPCo

Organized in West Virginia in 1883 and reincorporated in 1911, WPCo provides electric service to approximately 41,000 retail customers in northern West Virginia. WPCo owns 780 MWs of generating capacity which it uses to serve its retail and other customers. WPCo is a member of PJM. As of December 31, 2016, WPCo had 57 employees.  WPCo is part of AEP’s Vertically Integrated Utilities segment.

AEGCo

Organized in Ohio in 1982, AEGCo is an electric generating company. As of December 31, 2016 AEGCo owned 2,496 MWs of generating capacity.  AEGCo sold a 1,186 MW natural gas-fired generating unit to an unaffiliated party in a transaction that closed in January 2017. As a result of the sale, AEGCo owns 1,310 MWs of generating capacity. AEGCo sells power at wholesale to I&M and KPCo. As of December 31, 2016, AEGCo had 66 employees.  AEGCo is part of AEP’s Vertically Integrated Utilities segment.

AGR

Organized in Delaware in 2011, AGR is a competitive generation company that generates power and sells it into the market.  AGR also engages in power trading activities.  Pursuant to a Power Supply Agreement (PSA) between AGR and OPCo, AGR supplied capacity for OPCo’s switched and non-switched retail load for the period January 1, 2014 through May 31, 2015.  As of December 31, 2016, AGR owned 6,875 MWs of generating capacity, with rights to an additional 1,186 MWs pursuant to a unit power agreement with AEGCo through 2017. AGR sold three generating units totaling 4,143 MWs to an unaffiliated party in a transaction that closed in January 2017. As a result of the sale, AGR owns 2,732 MWs of generating capacity. As of December 31, 2016, AGR had 842 employees (536 employees following the sale of generation).  AGR is part of AEP’s Generation & Marketing segment.

AEPTHCo

Organized in Delaware in 2012, AEPTHCo is a holding company for AEP’s transmission operations joint ventures (Transmission Joint Ventures).  AEPTHCo also owns AEPTCo, a holding company for the State Transcos. The State Transcos develop and own new transmission assets that are physically connected to the AEP System.  Individual State Transcos (a) have obtained the approvals necessary to operate in Indiana, Kentucky, Michigan, Ohio, Oklahoma and West Virginia, subject to any applicable siting requirements, (b) are authorized to submit projects for commission approval in Virginia and (c) have been granted consent to enter into a joint license agreement that will support investment in Tennessee. The application for regulatory approval to operate in Louisiana is under consideration, while the application for regulatory approval to operate in Arkansas was denied. Neither AEPTCo nor its subsidiaries have any employees. Instead, AEPSC and certain AEP utility subsidiaries provide the services required by these entities. AEPTCo is part of the AEP Transmission Holdco segment.

Service Company Subsidiary

AEP also owns a service company subsidiary, AEPSC. AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of its public utility subsidiaries are employees of AEPSC. As of December 31, 2016, AEPSC had 5,805 employees.

The following table illustrates certain regulatory information with respect to the states in which the public utility subsidiaries of AEP operate:

Jurisdiction	Percentage of AEP System Retail Revenues (a)	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (b)
Ohio	23%	OPCo	10.20%

Texas	15%	AEP Texas	9.96%
		SWEPCo	9.65%

West Virginia	13%	APCo	9.75%
		WPCo	9.75%

Virginia	12%	APCo	9.70%

Oklahoma	11%	PSO	9.50%

Indiana	11%	I&M	10.20%

Louisiana	5%	SWEPCo	10.00%

Kentucky	5%	KPCo	10.25%

Arkansas	2%	SWEPCo	10.25%

Michigan	2%	I&M	10.20%

Tennessee	1%	KGPCo	9.85%

(a)	Represents the percentage of public utility subsidiaries revenue from sales to retail customers to total public utility subsidiaries revenue for the year ended December 31, 2016.

(b)	Identifies the predominant authorized return on equity and may not include other, less significant, permitted recovery. Actual return on equity varies from authorized return on equity.

CLASSES OF SERVICE

The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Vertically Integrated Utilities Segment
Retail Revenues
Residential Sales	$3,423.1	$3,295.4	$3,328.5
Commercial Sales	2,102.2	2,057.7	2,032.7
Industrial Sales	2,050.6	2,096.9	2,124.5
PJM Net Charges	(0.4)	(0.7)	(61.8)
Provision for Rate Refund	(10.0)	61.5	(1.7)
Other Retail Sales	172.9	177.4	181.9
Total Retail Revenues	7,738.4	7,688.2	7,604.1
Wholesale Revenues
Off-System Sales	921.5	1,051.2	1,529.9
Transmission	198.2	192.2	113.4
Total Wholesale Revenues	1,119.7	1,243.4	1,643.3
Other Electric Revenues	114.5	110.4	124.7
Other Operating Revenues	39.9	27.9	24.7
Sales to Affiliates	79.4	102.3	87.6
Total Revenues Vertically Integrated Utilities Segment	$9,091.9	$9,172.2	$9,484.4

Transmission and Distribution Utilities Segment
Retail Revenues
Residential Sales	$2,217.9	$2,213.1	$2,313.1
Commercial Sales	1,210.0	1,170.0	1,178.4
Industrial Sales	498.2	512.5	502.7
PJM Net Charges	—	—	47.5
Provision for Rate Refund	(159.3)	—	(11.9)
Other Retail Sales	38.9	37.7	39.6
Total Retail Revenues	3,805.7	3,933.3	4,069.4
Wholesale Revenues
Off-System Sales	131.0	106.1	143.0
Transmission	327.0	286.0	277.7
Total Wholesale Revenues	458.0	392.1	420.7
Other Electric Revenues	55.6	52.7	51.5
Other Operating Revenues	8.9	13.9	11.0
Sales to Affiliates	94.2	164.6	261.0
Total Revenues Transmission and Distribution Utilities Segment	$4,422.4	$4,556.6	$4,813.6

AEP Transmission Holdco Segment
Transmission Revenues	$150.6	$100.3	$73.9
Other Operating Revenues	0.1	0.3	—
Sales to Affiliates	366.9	228.6	118.0
Provision for Rate Refund	(4.8)	—	—
Total Revenues AEP Transmission Holdco Segment	$512.8	$329.2	$191.9

Generation & Marketing Segment
Generation Revenues
Affiliated	$0.1	$484.9	$1,306.5
Nonaffiliated	1,534.0	1,544.5	1,396.9
Trading, Marketing and Retail Revenues
Affiliated	127.2	61.1	158.8
Nonaffiliated	1,306.7	1,299.8	961.9
Wind Generation Revenues
Nonaffiliated	18.0	22.4	25.5
Total Revenues Generation & Marketing Segment	$2,986.0	$3,412.7	$3,849.6

APCo

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Retail Revenues
Residential Sales	$1,314.8	$1,228.3	$1,257.3
Commercial Sales	603.0	584.6	585.9
Industrial Sales	628.9	657.1	690.4
PJM Net Charges	(0.6)	(0.2)	13.5
Provision for Rate Refund	(3.4)	25.2	(6.1)
Other Retail Sales	80.5	79.4	82.5
Total Retail Revenues	2,623.2	2,574.4	2,623.5
Wholesale Revenues
Off-System Sales	137.8	136.0	191.2
Transmission	45.9	53.5	26.9
Total Wholesale Revenues	183.7	189.5	218.1
Other Electric Revenues	40.5	41.7	57.8
Total Electric Generation, Transmission and Distribution Revenues	2,847.4	2,805.6	2,899.4
Sales to Affiliates	142.1	147.8	144.5
Other Revenues	11.7	10.1	9.2
Total Revenues	$3,001.2	$2,963.5	$3,053.1

I&M

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Retail Revenues
Residential Sales	$620.4	$591.0	$588.4
Commercial Sales	440.1	416.7	390.4
Industrial Sales	510.0	482.4	463.0
PJM Net Charges	0.1	0.2	(60.9)
Provision for Rate Refund	(1.1)	—	(0.6)
Other Retail Sales	7.1	7.0	6.9
Total Retail Revenues	1,576.6	1,497.3	1,387.2
Wholesale Revenues
Off-System Sales	446.6	534.7	759.5
Transmission	23.9	25.2	(9.4)
Total Wholesale Revenues	470.5	559.9	750.1
Other Electric Revenues	15.2	16.1	11.8
Total Electric Generation, Transmission and Distribution Revenues	2,062.3	2,073.3	2,149.1
Sales to Affiliates	88.3	106.2	98.6
Other Revenues	17.0	6.7	2.0
Total Revenues	$2,167.6	$2,186.2	$2,249.7

OPCo

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Retail Revenues
Residential Sales	$1,665.0	$1,660.0	$1,768.1
Commercial Sales	785.0	725.2	732.2
Industrial Sales	395.0	405.9	405.8
PJM Net Charges	—	—	47.5
Provision for Rate Refund	(159.3)	—	(11.9)
Other Retail Sales	14.0	13.3	14.9
Total Retail Revenues	2,699.7	2,804.4	2,956.6
Wholesale Revenues
Off-System Sales	131.0	156.1	143.0
Transmission	68.9	63.2	78.5
Total Wholesale Revenues	199.9	219.3	221.5
Other Electric Revenues	30.5	32.4	26.8
Total Electricity, Transmission and Distribution Revenues	2,930.1	3,056.1	3,204.9
Sales to Affiliates	17.3	84.1	165.2
Other Revenues	6.5	8.5	6.8
Total Revenues	$2,953.9	$3,148.7	$3,376.9

PSO

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Retail Revenues
Residential Sales	$538.0	$554.5	$561.2
Commercial Sales	348.6	372.4	375.5
Industrial Sales	220.6	263.1	260.4
Provision for Rate Refund	(0.1)	—	—
Other Retail Sales	70.8	76.7	78.7
Total Retail Revenues	1,177.9	1,266.7	1,275.8
Wholesale Revenues
Off-System Sales	13.1	11.5	13.8
Transmission	38.3	38.6	36.5
Total Wholesale Revenues	51.4	50.1	50.3
Other Electric Revenues	14.9	14.6	14.2
Total Electric Generation, Transmission and Distribution Revenues	1,244.2	1,331.4	1,340.3
Sales to Affiliates	3.1	4.6	7.1
Other Revenues	4.4	3.2	4.2
Total Revenues	$1,251.7	$1,339.2	$1,351.6

SWEPCo

	Years Ended December 31,
Description	2016	2015	2014
	(in millions)
Retail Revenues
Residential Sales	$587.7	$593.5	$580.4
Commercial Sales	479.0	471.5	457.2
Industrial Sales	307.1	318.8	348.9
Provision for Rate Refund	(4.4)	36.3	5.0
Other Retail Sales	8.1	8.2	8.3
Total Retail Revenues	1,377.5	1,428.3	1,399.8
Wholesale Revenues
Off-System Sales	243.9	252.7	339.3
Transmission	78.4	60.2	55.1
Total Wholesale Revenues	322.3	312.9	394.4
Other Electric Revenues	20.0	21.1	23.7
Total Electric Generation, Transmission and Distribution Revenues	1,719.8	1,762.3	1,817.9
Sales to Affiliates	24.5	16.6	26.3
Other Revenues	2.0	2.0	2.2
Total Revenues	$1,746.3	$1,780.9	$1,846.4

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash on hand and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2016 Annual Reports, under the heading entitled Financial Condition for additional information concerning short-term funding and access to bank lines of credit, commercial paper and capital markets.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. As of December 31, 2016, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2016 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP’s credit agreements.

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

AEP has made significant long-term investments in environmental controls to reduce air emissions from its power plants. Between 2000 and 2016, AEP invested approximately $8.5 billion in environmental controls, primarily related to CAA, that have significantly reduced emissions. From 2001 and including projections through 2017, AEP expects its emissions of mercury will be lower by approximately 8,300 pounds, a reduction of approximately 87%. Since 1990 and including projections through 2017, AEP expects its emissions of SO2 and NOx will be lower by approximately 1,460,000 tons and 560,000 tons, respectively, a reduction of approximately 94% and 89%, respectively.

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

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (nonattainment areas).  Each state must develop a state implementation plan (SIP) to bring nonattainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.  All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  In 2008, the Federal EPA issued revised NAAQS for both ozone and fine particulate matter (PM2.5).  The PM2.5 standard was remanded by the D.C. Circuit Court of Appeals, and a new rule was signed by the administrator in December 2012 that lowered the annual standard.  A new ozone standard was adopted in 2015.  The Federal EPA also adopted a new short-term standard for SO2 in 2010, a lower standard for NOx in 2010, and confirmed the existing standard for lead in 2016.  The existing standard for carbon monoxide was retained in 2011.  The states are in the process of developing new SIPs for the SO2, PM2.5 and ozone standards, which could result in more stringent emission limitations being imposed on AEP facilities.

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

PSO executed a settlement with the Federal EPA and the State of Oklahoma to comply with Regional Haze program requirements in Oklahoma, and the settlement is now codified in the Oklahoma SIP. PSO is in the process of implementing the requirements of the SIP. Federal EPA has disapproved portions of the Arkansas and Texas SIPs, and finalized a Federal Implementation Plan for Arkansas in 2016.  For additional information regarding CAVR and the Regional Haze program requirements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings entitled Environmental Issues-Clean Air Act Requirements.

Climate Change

AEP has taken action to reduce and offset CO2 emissions from its generating fleet and expects CO2 emissions from its operations to continue to decline due to the retirement of some of its coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. AEP’s total projected CO2 emissions in 2017 (not including emissions from the Kyger Creek and Clifty Creek Plants) are approximately 90 million metric tons, a 46% reduction from AEP’s 2000 CO2 emissions of approximately 167 million metric tons. Federal EPA has taken action to regulate CO2 emissions from new and existing fossil fueled electric generating units under the existing provisions of the CAA.  The Federal EPA published the Clean Power Plan in October 2015. Such actions, including the Clean Power Plan, are being legally challenged by numerous parties and final regulatory outcomes remain uncertain.  In February 2016, the U.S. Supreme Court issued a stay on the final Clean Power Plan, including all of the deadlines for submission of initial or final state plans. The stay will remain in effect until a final decision is issued by the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Supreme Court considers any petition for review. For additional information regarding the Federal EPA action taken to regulate CO2 emissions, including the Clean Power Plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings entitled Environmental Issues-Climate Change, CO2 Regulation and Energy Policy.

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

Renewable Sources of Energy

The states AEP serves, other than Kentucky, West Virginia and Tennessee, have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy, or renewable energy sources.

At the end of 2016, the AEP operating companies had long-term contracts for 2,630 MWs of wind and 10 MWs of solar power delivering renewable energy to the companies’ customers. In addition, I&M completed construction of four solar projects that make up I&M’s 14.7 MW Clean Energy Solar Pilot Project (CESPP) that was approved by the Indiana Utility Regulatory Commission. This resulted in a total of 2,655 MWs of wind and solar in-service serving AEP’s regulated utilities. Management actively manages AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

The growth of AEP’s renewable portfolio reflects the company’s strategy to diversify its generation resources to provide clean energy options to customers that meet both energy and capacity needs. In addition to gradually reducing AEP’s reliance on coal-fueled generating units, the growth of renewables and natural gas helps AEP to maintain a diversity of generation resources.

The integrated resource plans filed with state regulatory commissions by AEP’s regulated utility subsidiaries reflect AEP’s renewable strategy to balance reliability and cost with customers’ desire for clean energy in a carbon-constrained world. The Company has committed significant capital investments to modernize the electric grid and integrate these new resources. Transmission assets of the AEP System interconnect approximately 9,000 MWs of renewable energy resources of third parties, and AEP’s transmission development initiatives are designed to facilitate the interconnection of additional renewable energy resources.

AEP Energy Supply LLC owns 311 MWs of wind capacity in Texas and sells its energy entitlement to third parties or liquidates at market. In 2016, AEP took several major steps in executing its strategic plan to develop and market a merchant distributed resource portfolio. AEP Renewables, LLC, was formed in April 2016 to develop and/or acquire large scale renewable projects backed with long-term contracts with credit worthy counterparties. In 2016, AEP Renewables, LLC brought into service a 26 MW solar project in Utah. The company also owns a 62 MW solar project in Nevada that was brought into service in 2017.

AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities. The company targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers. AEP OnSite Partners, LLC pursues and develops behind the meter projects with credit-worthy customers. As of December 31, 2016, AEP OnSite Partners, LLC owned projects operating in six states, including 15 MWs of installed solar capacity and another 21 MWs of solar projects under construction in five states.

End Use Energy Efficiency

Beginning in 2008, AEP ramped up efforts to reduce energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs.  These programs, commonly and collectively referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available.  Since that time, AEP operating companies have implemented over 125 programs across the AEP service territory and in most of the states AEP serves.  For the period 2008 through 2016, these programs have reduced annual consumption by over 6.0 million megawatt hours and peak demand by approximately 2,000 MWs.  AEP estimates that its operating companies spent approximately $1 billion during that period to achieve these levels.

Energy efficiency and demand reduction programs have received regulatory support in most of the states AEP serves, and appropriate cost recovery will be essential for AEP operating companies to continue and expand these consumer offerings. Appropriate recovery of program costs, lost revenues, and an opportunity to earn a reasonable return ensures that energy efficiency programs are considered equally with supply side investments.  As AEP continues to transition to a cleaner, more efficient energy future, energy efficiency and demand response programs will continue to play an important role in how the company serves its customers.

AEP believes its experience providing robust energy efficiency programs in several states positions the company to be a cost-effective provider of these programs as states develop their implementation plans.

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could accelerate the retirement of coal-fired generation assets. The Board of Directors is informed of any new environmental regulations and proposed regulation or legislation that would affect the company.  The Board’s Committee on Directors and Corporate Governance oversees the company’s annual Corporate Accountability Report, which includes information about the company’s environmental, financial and social performance.

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See Note 6 to the financial statements entitled Commitments, Guarantees and Contingencies, included in the 2016 Annual Reports, under the heading entitled The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation for further information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2014, 2015 and 2016 and the current estimate for 2017 are shown below. These investments include both environmental as well as other related spending. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.  AEP expects to make substantial investments in future years in addition to the amounts set forth below in connection with the modification and addition of facilities at generation plants for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards that have been adopted and have deadlines for compliance after 2016 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more onerous. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System. AEP typically recovers costs of complying with environmental standards from customers through rates in regulated jurisdictions.  For AEP’s merchant generation units however, there is no such recovery mechanism.  Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled Environmental Issues and Note 6 to the financial statements, entitled Commitments, Guarantees and Contingencies, included in the 2016 Annual Reports, for more information regarding environmental expenditures in general.

Historical and Projected Environmental Investments

	2014	2015	2016	2017
	Actual	Actual	Actual	Estimate (c)
	(in millions)
AEP (a)	$539.8	$599.4	$383.7	$226.7
APCo (b)	31.3	78.4	50.0	44.2
I&M	51.4	45.6	65.0	57.9
PSO	72.1	92.3	34.8	0.3
SWEPCo	225.3	243.8	82.1	22.9

(a)
Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.  Excludes discontinued operations and OPCo, which transferred all of its generation assets on December 31, 2013.

(b)
For APCo, the historical environmental investments above include the conversions of 470 MWs of coal generation to natural gas. The conversion was completed in 2016 as Clinch River Plant, Unit 1 and Unit 2 began operations as natural gas units in February 2016 and April 2016, respectively.

(c)	Estimated amounts are exclusive of debt AFUDC.

Management continues to refine the cost estimates of complying with air and water quality standards and other impacts of the environmental proposals. The following cost estimates for periods following 2017 will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  These cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired, replaced or sold, including the type and amount of such replacement capacity and (g) other factors.

For the Registrant Subsidiaries, excluding OPCo, management’s current ranges of estimates of environmental investments beginning in 2018, exclusive of debt AFUDC, are set forth below:

Projected (2018 - 2025) Environmental Investment
Company	Low	High
	(in millions)
AEP	$2,100	$2,700
APCo	240	330
I&M	800	960
PSO	15	45
SWEPCo	140	280

BUSINESS SEGMENTS

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

AEP’s reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo and AEP Texas.

•	OPCo purchases energy and capacity to serve SSO customers and provides transmission and distribution services for all connected load.

•
With the merger of TCC and TNC into AEP Utilities, Inc. to form AEP Texas, the Transmission and Distribution segment now includes activities related to the former AEP Utilities, Inc. that had been included in Corporate and Other.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in the State Transcos and Transmission Joint Ventures. These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Competitive generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO.

•	Contracted renewable energy investments and management services.

The remainder of AEP’s activities is presented as Corporate and Other. While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries, Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs. With the sale of AEPRO in November 2015, the activities related to the AEP River Operations segment have been moved to Corporate and Other for the periods presented. See “AEPRO (Corporate and Other)” section of Note 7 for additional information.

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

ELECTRIC GENERATION

Facilities

As of December 31, 2016, AEP’s vertically integrated public utility subsidiaries owned or leased approximately 23,000 MWs of domestic generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2016	2015	2014
Coal and Lignite	61%	66%	69%
Nuclear	16%	16%	15%
Natural Gas	13%	11%	10%
Renewables	10%	7%	6%

A price increase/decrease in one or more fuel sources relative to other fuels, as well as the addition of renewable resources, may result in the decreased/increased use of other fuels.  AEP’s overall 2016 fossil fuel costs for the Vertically Integrated Utilities remained flat on a dollar per MMBtu basis from 2015.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers and coal trading firms.  Coal consumption in 2016 decreased from 2015 due to the decreased demand for coal-fired generation resulting from low natural gas prices, and the retirement of Northeastern 4 and Welsh 2 in 2016. Coal inventories ended the year at above-target levels on a system basis.

Management believes that the Vertically Integrated Utilities will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 3,722 railcars, approximately 468 barges, 12 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities.

Spot market prices for coal started to strengthen in the second half of 2016. The increased spot coal prices reflect tighter supplies and increased demand for export coal. As of December 31, 2016, slightly less than half of the coal purchased by AEP’s subsidiaries was procured through term contracts.  As those contracts expire or re-open for price adjustments, needed tonnage is replaced at current market prices as necessary.  The price impact of this process is reflected in subsequent periods.  The price paid for coal delivered in 2016 remained relatively flat from the prior year.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities plants during the past three years and the average delivered price of coal purchased by the Vertically Integrated Utilities:

	2016	2015	2014
Total coal delivered to the plants (millions of tons)	30.0	37.3	41.0
Average cost per ton of coal delivered	$45.92	$45.36	$46.65

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. As of December 31, 2016, the Vertically Integrated Utilities coal inventory was approximately 42 days of full load burn. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 30 days.

Natural Gas

The Vertically Integrated Utilities consumed approximately 104 billion cubic feet of natural gas during 2016 for generating power. This represents an increase of 16% from 2015.  Total gas consumption for the Vertically Integrated Utilities was higher year over year due to lower natural gas prices in the first half of 2016 and the addition of Clinch River, Units 1 and 2 and Big Sandy, Unit 1 as gas retrofitted units during the second quarter of 2016. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. A portfolio of term, monthly, seasonal, and daily supply and transportation agreements provide natural gas requirements for each plant, as appropriate. AEP’s natural gas supply agreements are entered into on a competitive basis and based on market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities.

	2016	2015	2014
Total natural gas delivered to the plants (billion cubic feet)	103.9	89.7	96.1
Average price per MMBtu of purchased natural gas	$2.77	$2.80	$4.70

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

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the spent nuclear fuel disposal program.  The most recent decommissioning cost study was completed in 2015.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $1.6 billion in 2015 non-discounted dollars.  As of December 31, 2016, the total decommissioning trust fund balance for the Cook Plant was approximately $1.9 billion. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See Note 6 to the financial statements, entitled Commitments, Guarantees and Contingencies under the heading Nuclear Contingencies, included in the 2016 Annual Reports, for information with respect to nuclear waste and decommissioning.

Low-Level Radioactive Waste

The Low-Level Waste Policy Act of 1980 mandates that the responsibility for the disposal of low-level radioactive waste rests with the individual states.  Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials.  Michigan does not currently have a disposal site for such waste available.  I&M cannot predict when such a site may be available. However, the states of Utah and Texas have licensed low level radioactive waste disposal sites which currently accept low level radioactive waste from Michigan waste generators.  There is currently no set date limiting I&M’s access to either of these facilities.  The Cook Plant has a facility onsite designed specifically for the storage of low level radioactive waste.  In the event that low level radioactive waste disposal facility access becomes unavailable, then low level radioactive waste can be stored onsite at this facility.

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2016, counterparties posted approximately $9 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $57 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2016 Annual Reports, under the heading entitled Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Under the Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The Inter-Company Power Agreement terminates in June 2040. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital.  AEP and the other owners have authorized environmental investments related to their ownership interests.  OVEC financed capital expenditures totaling $1.3 billion in connection with the engineering and construction of flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the new environmental controls in service.  OPCo attempted to assign its rights and obligations under the Inter-Company Power Agreement to an affiliate as part of its transfer of its generation assets and liabilities in keeping with corporate separation required by Ohio law.  OPCo failed to obtain the consent to assignment from the other owners of OVEC and therefore filed a request with the PUCO seeking authorization to maintain its ownership of OVEC. In December 2013, the PUCO approved OPCo’s request, subject to the condition that energy from the OVEC entitlements are sold into the day-ahead or real-time PJM energy markets, or on a forward basis through a bilateral arrangement. In November 2016, the PUCO approved OPCo’s request to approve a cost-based purchased power agreement (PPA) rider, effective in January 2017, that would initially be based upon OPCo’s contractual entitlement under the Inter-Company Agreement which is approximately 20% of OVEC’s capacity. Some parties filed a rehearing challenge to the PUCO decision which was denied. Separately, OPCo filed a proposal to replace the PPA rider with a bypassable rate mechanism that involves serving non-shopping load with the OVEC contractual entitlement, which remains pending at this time.

ELECTRIC DELIVERY

General

Other than AEGCo, AEP’s vertically integrated public utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power.  See Item 2 – Properties for more information regarding the transmission and distribution lines.  Most of the transmission and distribution services are sold to retail customers of AEP’s vertically integrated public utility subsidiaries in their service territories.  These sales are made at rates approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC.  See Item 1. Business – Vertically Integrated Utilities – Regulation – Rates.  The FERC regulates and approves the rates for both wholesale transmission transactions and wholesale generation contracts.  The use and the recovery of costs associated with the transmission assets of the AEP vertically integrated public utility subsidiaries are subject to the rules, principles, protocols and agreements in place with PJM and SPP, and as approved by the FERC. See Item 1. Business – Vertically Integrated Utilities – Regulation – FERC.  As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 to the financial statements, entitled Rate Matters, included in the 2016 Annual Reports, for more information regarding pending rate matters.

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

Virginia

APCo currently provides retail electric service in Virginia at unbundled generation and distribution rates, currently frozen, approved by the Virginia SCC.  Virginia generally allows for timely recovery of fuel costs through a fuel adjustment clause.  In addition to base rates and fuel cost recovery, APCo is permitted to recover a variety of costs through rate adjustment clauses including transmission services provided at OATT rates based on rates established by the FERC.

West Virginia

APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC, with rates set on a combined cost-of-service basis.  West Virginia generally allows for timely recovery of fuel costs through an expanded net energy cost which trues-up to actual expenses.

FERC

Under the Federal Power Act, the FERC regulates rates for interstate power sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects.  The FERC regulations require AEP’s vertically integrated public utility subsidiaries to provide open access transmission service at FERC-approved rates, and AEP has approved cost-based formula transmission rates on file at FERC.  The FERC also regulates unbundled transmission service to retail customers.  In addition, the FERC regulates the sale of power for resale in interstate commerce by (a) approving contracts for wholesale sales to municipal and cooperative utilities and (b) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices.  AEP’s vertically integrated public utility subsidiaries have market-based rate authority from the FERC, under which much of their wholesale marketing activity takes place.  The FERC requires each public utility that owns or controls interstate transmission facilities to, directly or through an RTO, to file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees.

The FERC oversees RTOs, entities created to operate, plan and control utility transmission assets.  FERC Order 2000 prescribes certain characteristics and functions of acceptable RTO proposals.  AEGCo, APCo, I&M, KGPCo, KPCo and WPCo are members of PJM.  PSO and SWEPCo are members of SPP.

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

COMPETITION

The vertically integrated public utility subsidiaries of AEP, like the electric industry generally, face competition in the sale of available power on a wholesale basis, primarily to other public utilities and power marketers.  Federal policy generally fosters competition in the wholesale market by creating a generation market and mandates that all generators have equal access to transmission services.  As a result, more generators participate in this market.  The principal factors in competing for wholesale sales are price (including fuel costs), reliability of service, and availability of capacity and power.

Technology advancements, increased demand for clean energy, changing consumer behaviors, low-priced and abundant natural gas, and regulatory and public policy reforms are among the catalysts for transformation within the industry that impact competition for AEP’s vertically integrated public utility subsidiaries. AEP’s vertically integrated public utility subsidiaries also compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil, renewables and coal, within their service areas.  The primary factors in such competition are price, reliability of service and the capability of customers to utilize alternative sources of energy other than electric power. With respect to competing generators and self-generation, the public utility subsidiaries of AEP believe that they currently maintain a competitive position.

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

In the event that alternative generation resources are mandated, subsidized or encouraged through legislation or regulation or otherwise are economically competitive and added to the available generation supply, such resources could displace a higher marginal cost fossil plant, which could reduce the price at which market participants sell their electricity. These events could cause AEP to retire generating capacity prior to the end of its estimated useful life.  AEP typically recovers undepreciated plant balances and associated operating costs, each including a return, from customers through regulated rates in regulated jurisdictions.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.

Recent changes in the global economy have led to increased competition for many industrial customers in the United States, including those served by the AEP System. Industrial customers that are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power.  The vertically integrated public utility subsidiaries of AEP work with such customers to meet their business needs. For example, various off-peak or interruptible supply options may be provided pursuant to tariffs filed with, and approved by, the various state commissions. The vertically integrated public utility subsidiaries of AEP also work with customers that seek to source more of their electric power from renewable resources. Depending on the jurisdiction, customers may have access to green power tariffs. In other instances, AEP purchases renewable power that is available to all customers in a specific jurisdiction.

SEASONALITY

The sale of electric power is generally a seasonal business.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  The pattern of this fluctuation may change due to the nature and location of AEP’s facilities and the terms of power sale contracts into which AEP enters.  In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP’s results of operations. Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

TRANSMISSION AND DISTRIBUTION UTILITIES

GENERAL

This segment consists of the transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEP Texas and OPCo. OPCo is engaged in the transmission and distribution of electric power to approximately 1,472,000 retail customers in Ohio.  AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,024,000 retail customers through REPs in west, central and southern Texas.

AEP’s transmission and distribution utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power.  See Item 2 – Properties for more information regarding the transmission and distribution lines.  Most of the transmission and distribution services are sold to retail customers of AEP’s transmission and distribution utility subsidiaries in their service territories.  These sales are made at rates approved by the PUCT for AEP Texas and by the PUCO and the FERC for OPCo.  The FERC regulates and approves the rates for wholesale transmission transactions.  As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

Regional Transmission Organizations

OPCo is a member of PJM, a FERC-approved RTO.  RTOs operate, plan and control utility transmission assets in a manner designed to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not.  AEP Texas is a member of ERCOT.

REGULATION

OPCo provides distribution and transmission services to retail customers within its service territory at cost-based rates approved by the PUCO or by the FERC.  AEP Texas provides transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules.  Transmission and distribution rates are established on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service.  The cost of service generally reflects operating expenses, including operation and maintenance expense, depreciation expense and taxes.  Utility commissions periodically adjust rates pursuant to a review of (a) a utility’s adjusted revenues and expenses during a defined test period and (b) such utility’s level of investment.

FERC

Under the Federal Power Act, the FERC regulates rates for transmission of electric power, accounting and other matters.  The FERC regulations require AEP to provide open access transmission service at FERC-approved rates, and it has approved cost-based formula transmission rates on file at FERC.  The FERC also regulates unbundled transmission service to retail customers.  The FERC requires each public utility that owns or controls interstate transmission facilities to, directly or through an RTO, file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees. In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system.

SEASONALITY

The delivery of electric power is generally a seasonal business.  In many parts of the country, demand for power peaks during the hot summer months.  In other areas, power demand peaks during the winter months.  The pattern of this fluctuation may change due to the nature and location of AEP’s transmission and distribution facilities.  In addition, AEP transmission and distribution has historically delivered less power, and consequently earned less income, when weather conditions are milder.  In Texas, and to a lesser extent, in Ohio, unusually mild weather in the future could diminish AEP’s results of operations.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

AEP TRANSMISSION HOLDCO (AEPTHCO)

GENERAL

AEPTHCo is a holding company for (a) AEPTCo, which is the direct holding company for the State Transcos and (b) AEP’s Transmission Joint Ventures.

AEPTCo

AEPTCo wholly owns the State Transcos:

•	AEP Appalachian Transmission Company, Inc. (APTCo)

•	AEP Indiana Michigan Transmission Company, Inc. (IMTCo)

•	AEP Kentucky Transmission Company, Inc. (KTCo)

•	AEP Ohio Transmission Company, Inc. (OHTCo)

•	AEP West Virginia Transmission Company, Inc. (WVTCo)

•	AEP Oklahoma Transmission Company, Inc. (OKTCo)

•	AEP Southwestern Transmission Company, Inc. (SWTCo)

The State Transcos are independent of, but respectively overlay, the following of AEP’s existing electric utility operating companies: APCo, I&M, KPCo, KGPCo, OPCo, PSO, SWEPCo, and WPCo. The State Transcos develop, own, operate, and maintain their respective transmission assets. Assets of the State Transcos interconnect to transmission facilities owned by the aforementioned operating companies and unaffiliated transmission owners within the footprints of PJM and SPP. APTCo, IMTCo, KTCo, OHTCo, and WVTCo are located within PJM. OKTCo and SWTCo are located within SPP.

IMTCo, KTCo, OHTCo, OKTCo, and WVTCo have received all necessary approvals for formation and currently own and operate transmission assets in their respective jurisdictions.  In December 2016, the Virginia SCC and WVPSC granted consent for APCo and APTCo to enter into a joint license agreement that will support APTCo investment in the state of Tennessee. An application for regulatory approval for SWTCo is under consideration in Louisiana.

The State Transcos are regulated for rate-making purposes exclusively by FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.  The State Transcos establish transmission rates each year through formula rate filings with FERC.  The rate filings calculate the revenue requirement needed to cover the costs of operation and debt service and to earn an allowed return on equity.  These rates are then included in OATT for SPP and PJM.

The State Transcos own, operate, maintain and invest in transmission infrastructure in order to maintain and enhance system integrity and grid reliability, grid security, safety, reduce transmission constraints and facilitate interconnections of new generating resources and new wholesale customers, as well as enhance competitive wholesale electricity markets. A key part of AEP’s business is replacing and upgrading transmission facilities, assets and components of the existing AEP System as needed to maintain reliability.

The State Transcos provide the capability to replace and upgrade existing facilities. The State Transcos are geographically diverse and have assets in service or under construction across two RTOs and in six states, with additional states planned or pending approval. As of December 31, 2016, the State Transcos had $4.1 billion of transmission assets in-service with plans to construct approximately $ 4.4 billion of additional transmission assets through 2019. Management anticipates the need for extensive additional investment in transmission infrastructure within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure. Management also foresees the need to construct additional transmission facilities based on changes in generating resources, such as wind or solar projects, generation additions or retirements, and additional new customer interconnections.  AEP will continue its investment to enhance physical and cyber security of assets, and are also investing in improving the telecommunication network that supports the operation and control of the grid.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with other electric utility companies for the purpose of developing, building, and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures).

The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date		Owners (Ownership %)	Total Estimated Project Costs at Completion		AEP's Investment as of December 31, 2016 (j)		Approved Return on Equity
					(in millions)
ETT	Texas	(a)		Berkshire Hathaway	$3,550.0	(a)	$657.7		9.96%
	(ERCOT)			Energy (50%)
				AEP (50%)

Prairie Wind	Kansas	2014		Westar Energy (50%)	158.0		19.8		12.8%
				Berkshire Hathaway Energy
				(25%)
				AEP (25%) (b)

Pioneer	Indiana	2018	(c)	Duke Energy (50%)	1,100.0	(c)	46.3		12.54%
				AEP (50%)

RITELine IN	Indiana	2026		Exelon (12.5%)	400.0		—	(e)	11.43%
				AEP (87.5%) (d)

RITELine IL	Illinois	2026		Commonwealth	1,200.0		—	(e)	11.43%
				Edison (75%)
				Exelon (12.5%)
				AEP (12.5%) (d)

Transource	Missouri	2016		Great Plains Energy	310.5		144.8		11.1%	(g)
Missouri				(13.5%)
				AEP (86.5%) (f)

Transource	West	2019		Great Plains Energy	72.0		—		10.5%
West Virginia	Virginia			(13.5%) (f)
				AEP (86.5%) (f)

Transource	Maryland	2020		Great Plains Energy	18.3	(h)	—		—	(i)
Maryland				(13.5%) (f)
				AEP (86.5%) (f)

Transource	Pennsylvania	2020		Great Plains Energy	199.6	(h)	—		—	(i)
Pennsylvania				(13.5%) (f)
				AEP (86.5%) (f)

(a)
ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed, current and future projects in ERCOT over the next ten years is expected to be $3.5 billion.  Future projects will be evaluated on a case-by-case basis. ETT’s approved return on equity of 9.6% will go into effect in March 2017.

(b)
AEP owns 25% of Prairie Wind Transmission, LLC (Prairie Wind) through its ownership interest in Electric Transmission America, LLC. which is a 50/50 joint venture with Berkshire Hathaway Energy (formerly known as MidAmerican Energy) and AEP.

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

(f)
AEP owns 86.5% of Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania through its ownership interest in Transource Energy, LLC (Transource).  Transource is a joint venture with AEPTHCo and Great Plains Energy formed to pursue competitive transmission projects.  AEPTHCo and Great Plains Energy own 86.5% and 13.5% of Transource, respectively.

(g)
The ROE represents the weighted average approved return on equity based on the costs of two projects developed by Transource Missouri; the $65 million Iatan-Nashua project (10.3%) and the $246 million Sibley-Nebraska City project (11.3%).

(h)
In August 2016, Transource Maryland and Transource Pennsylvania received approval from the PJM Interconnection Board to construct portions of a transmission project located in both Maryland and Pennsylvania. The project is expected to go in service in 2020.

(i)
In November 2016, Transource Maryland and Transource Pennsylvania submitted a filing at FERC requesting approval of a 10.4% base ROE plus a 0.50% ROE adder for RTO participation and a 0.50% ROE adder for risk.

(j)
RITELine IN, Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania are consolidated joint ventures by AEP.  Therefore, the investment value listed reflects applicable income taxes that are the responsibility of AEP.  All other investments in this schedule are joint ventures that are not consolidated by AEP.  Therefore, these investment values listed do not reflect income taxes that are the responsibility of AEP.

AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. During 2016 approximately 598 AEPSC employees and 292 operating company employees provided service to one or more joint ventures.

REGULATION

The State Transcos and the Transmission Joint Ventures located outside of ERCOT establish transmission rates annually through forward looking formula rate filings with the FERC pursuant to FERC-approved implementation protocols.  The protocols include a transparent, formal review process to ensure the updated transmission rates are prudently incurred and reasonably calculated.

The State Transcos’ and the Transmission Joint Ventures’ (where applicable) rates are included in the respective OATT for PJM and SPP.  An OATT is the FERC rate schedule that provides the terms and conditions for transmission and related services on a transmission provider’s transmission system.  The FERC requires transmission providers such as PJM and SPP to offer transmission service to all eligible customers (for example, load-serving entities, power marketers, generators and customers) on a non-discriminatory basis.

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

The formula rate mechanism allows for a return on equity of 11.49% based on a capital structure of up to 50% equity for APTCo, IMTCo, KTCo, OHTCo and WVTCo.  OKTCo and SWTCo are allowed a return on equity of 11.2% based on a capital structure of up to 50% equity. The authorized returns on equity for the State Transcos are commensurate with the FERC-authorized returns on equity in the PJM and SPP OATTs, respectively, for AEP’s utility subsidiaries.

In October 2016, several parties filed a joint complaint with FERC claiming the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. In November 2016, AEP affiliates filed an application with the FERC to modify the FERC formula transmission rate calculation, including adjustments for certain tax issues and a switch from historic to estimated expenses with a proposed effective date of January 1, 2017. The rates will be implemented based upon the date provided in the pending FERC order, subject to refund.

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $3.2 billion in 2016, $2.3 billion for 2015 and $1.4 billion for 2014.  The total transmission revenue requirement filed in the ATRR, including prior year over/under-recovery of revenue and associated carrying charges, for 2016, 2015, and 2014 was $555 million, $363 million and $231 million, respectively.

The rates of ETT, which is located in ERCOT, are determined by the PUCT.  ETT sets its rates through a combination of base rate cases and interim Transmission Costs of Services (TCOS) filings.  ETT may file interim TCOS filings semi-annually to update its rates to reflect changes in its net invested capital.

Effective March 2017, the Transmission Joint Ventures have approved returns on equity ranging from 9.6% to 12.8% based on equity capital structures ranging from 40% to 60%.

GENERATION & MARKETING

GENERAL

The AEP Generation & Marketing segment subsidiaries consist of competitive nonutility generating assets, a wholesale energy trading and marketing business and a retail supply and energy management business.  The largest subsidiary in the Generation & Marketing segment is AGR.  Through year end 2016 AGR owned 6,752 MWs of generating capacity, with rights to an additional 1,186 MWs pursuant to a unit power agreement (see below).  In January 2017, AGR sold 4,143 MWs of generation capacity to an unaffiliated third party and terminated the 1,186 MW unit power agreement. As a result of the sale, AGR currently owns 2,732 MWs of generating capacity. Other subsidiaries in this segment own or have the right to receive power from additional generation assets.  See Item 2 – Properties for more information regarding the generation assets of the Generation & Marketing segment. AGR is a competitive generation subsidiary.

With respect to wholesale energy trading and marketing business, AEP Generation & Marketing segment subsidiaries enter into short-term and long-term transactions to buy or sell capacity, energy and ancillary services in ERCOT, SPP, MISO and PJM.  These subsidiaries sell power into the market and engage in power, natural gas, coal and emissions allowances risk management and trading activities.

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

With respect to the retail supply and energy management business, AEP Energy is a retail energy supplier that supplies electricity and/or natural gas to residential, commercial, and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy also provides demand-side management solutions nationwide.  AEP Energy had approximately 430,000 customer accounts as of December 31, 2016.

AEP Energy Supply LLC owns 311 MWs of wind capacity in Texas and sells its energy entitlement to third parties or liquidates at market. In 2016, AEP took several major steps in executing its strategic plan to develop and market a merchant distributed resource portfolio. AEP Renewables, LLC was formed in April 2016 to develop and/or acquire large scale renewable projects backed with long-term contracts with credit worthy counterparties. In 2016, AEP Renewables, LLC brought into service a 26 MW solar project in Utah. The company also owns a 62 MW solar project in Nevada that was brought into service in 2017.

AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities. The company targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers. AEP OnSite Partners, LLC pursues and develops behind the meter projects with credit-worthy customers and appropriate agreements. As of December 31, 2016, AEP OnSite Partners, LLC owned projects operating in six states, including 15 MWs of installed solar capacity and another 21 MWs of solar projects under construction in five states.

REGULATION

AGR is a public utility under the Federal Power Act, and is subject to FERC’s exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Under the Federal Power Act, FERC has the authority to grant or deny market-based rates for sales of energy, capacity and ancillary services to ensure that such sales are just and reasonable.  FERC granted AGR market-based rate authority in December 2013.  FERC’s jurisdiction over ratemaking also includes the authority to suspend the market-based rates of utilities (including AGR, which is a public utility as defined by the FERC) and set cost-based rates if FERC subsequently determines that such utility can exercise market power, create barriers to entry or engage in abusive affiliate transactions.  Periodically, AGR is required to file a market power update to show that it continues to meet FERC’s standards with respect to generation market power and other criteria used to evaluate whether it continues to qualify for market-based rates.  Other matters subject to FERC jurisdiction include, but are not limited to, review of mergers, and dispositions of jurisdictional facilities and acquisitions of securities of another public utility or an existing operational generating facility.

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

COMPETITION

The AEP Generation & Marketing segment subsidiaries face competition for the sale of available power, capacity and ancillary services.  The principal factors of impact are electricity and fuel prices, new market entrants, construction or retirement of generating assets by others and technological advances in power generation. Because most of AGR’s remaining generation is coal-fired, lower relative natural gas prices will favor competitors that have a higher concentration of natural gas fueled generation.  Other factors impacting competitiveness include environmental regulation, transmission congestion or transportation constraints at or near generation facilities, inoperability or inefficiencies, outages and deactivations and retirements at generation facilities.

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

Fuel Supply

The following table shows the generation sources by type, on an actual net generation (MWhs) basis, used by the Generation & Marketing segment, not including AGR’s ownership of the Oklaunion generating unit:

	2016	2015
Coal	62%	66%
Natural Gas	36%	32%
Renewables	2%	2%
A price increase/decrease in one or more fuel sources relative to other fuels, as well as the addition of renewable resources, may result in the decreased/increased use of other fuels.

Coal and Consumables
AGR procures coal and consumables needed to burn the coal under a combination of purchasing arrangements including long-term and spot contracts with various producers and coal trading firms.  As contracts expire, they are replaced, as needed, with contracts at market prices. Coal and consumable inventories remain adequate to meet generation requirements.
Management believes that AGR will be able to secure and transport coal and consumables of adequate quality and in adequate quantities to operate their coal fired units.  AGR, through its contracts with third party transporters, has the ability to adequately move and store coal and consumables for use in its generating facilities. AGR plants consumed 10.4 million tons of coal in 2016.

The coal supplies at AGR plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, coal quality, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. AGR aims to maintain the coal inventory of its managed plants in the range of 15 to 40 days of full load burn.  As of December 31, 2016, the coal inventory of AGR was above target.

Natural Gas

Despite the availability of natural gas due to the increased shale supply, the U.S. pipeline infrastructure remains a limiting factor in the expansion of natural gas-fired generation.  A portfolio of term, monthly, seasonal firm and daily peaking purchase and transportation agreements (that are entered into on a competitive basis and based on market prices) supplies natural gas requirements for each plant, as appropriate. AGR plants consumed 100 billion cubic feet of natural gas in 2016, an increase of approximately 8.7% from 2015.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2016, counterparties posted approximately $19 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $142 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2016 Annual Reports, under the heading entitled Quantitative and Qualitative Disclosures About Market Risk for additional information.

Certain Power Agreements

As of December 31, 2016, the assets utilized in this segment included approximately 310 MWs of company-owned domestic wind power facilities, 177 MWs of domestic wind power from long-term purchase power agreements and 355 MWs of coal-fired capacity which was obtained through an agreement effective through 2027 that transfers the interest of AEP Texas in the Oklaunion power station to AEP Energy Partners, Inc.  The power obtained from the Oklaunion Power Station is marketed and sold in ERCOT.

EXECUTIVE OFFICERS OF AEP

The following persons are executive officers of AEP.  Their ages are given as of February 21, 2017.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Nicholas K. Akins
Chairman of the Board, President and Chief Executive Officer
Age 56
Chairman of the Board since January 2014, President since January 2011and Chief Executive Officer since November 2011.

Lisa M. Barton
Executive Vice President - Transmission
Age 51
Executive Vice President - Transmission of AEPSC since August 2011.

Paul Chodak, III
Executive Vice President - Utilities
Age 53
Executive Vice President - Utilities since January 2017. Was President and Chief Operating Officer of I&M from July 2010 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 47
Executive Vice President since January 2013.  Was Senior Vice President, General Counsel and Secretary from January 2012 to December 2012.

Lana L. Hillebrand
Executive Vice President and Chief Administrative Officer
Age 56
Chief Administrative Officer since December 2012 and Senior Vice President from December 2012 to December 2016. Previously served as South Region leader-Senior Partner at Aon Hewitt from 2010 to 2012.

Mark C. McCullough
Executive Vice President - Generation
Age 57
Executive Vice President - Generation of AEPSC since January 2011.

Charles R. Patton
Executive Vice President - External Affairs
Age 57
Executive Vice President - External Affairs since January 2017. Was President and Chief Operating Officer of APCo from June 2010 to December 2016.

Robert P. Powers
Vice Chairman
Age 63
Vice Chairman since January 2017. Was Executive Vice President and Chief Operating Officer from November 2011 to December 2016.

Brian X. Tierney
Executive Vice President and Chief Financial Officer
Age 49
Executive Vice President and Chief Financial Officer since October 2009.

Charles E. Zebula
Executive Vice President - Energy Supply
Age 56
Executive Vice President - Energy Supply since January 2013. Was Senior Vice President - Investor Relations and Treasurer from September 2008 to December 2012.

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

GENERAL RISKS OF REGULATED OPERATIONS AND STATE RESTRUCTURING

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

Regulated electric revenues, earnings and results are dependent on federal and state regulation that may limit AEP’s ability to recover costs and other amounts. (Applies to all Registrants)

The rates customers pay to AEP regulated utility businesses are subject to approval by the FERC and the respective state utility commissions of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. In certain instances, AEP’s applicable regulated utility businesses may agree to negotiated settlements related to various rate matters that are subject to regulatory approval. AEP cannot predict the ultimate outcomes of any settlements or the actions by the FERC or the respective state commissions in establishing rates.

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost, including fuel and related costs, generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. See Note 4 of the Notes to Consolidated Financial Statements entitled Rate Matters for information regarding rate proceedings.

AEP’s transmission investment strategy and execution bears certain risks associated with these activities. (Applies to all Registrants)

Management expects that a growing portion of AEP’s earnings in the future will be derived from transmission investments and activities.  FERC policy currently favors the expansion and updating of the transmission infrastructure within its jurisdiction.  If FERC were to adopt a different policy, if states were to limit or restrict such policies, or if transmission needs do not continue or develop as projected, AEP’s strategy of investing in transmission could be impacted.  Management believes AEP’s experience with transmission facilities construction and operation gives AEP an advantage over other competitors in securing authorization to install, construct and operate new transmission lines and facilities.  However, there can be no assurance that PJM, SPP or other RTOs will authorize new transmission projects or will award such projects to AEP.

In October 2016, several parties filed a joint complaint with the FERC claiming that the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM Open Access Transmission Tariff (OATT) is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

If the FERC were to lower the rate of return it has authorized for AEP’s transmission investments and facilities, or if one or more states were to successfully limit FERC jurisdiction on recovery of costs on transmission investment and its return, it could reduce future net income and cash flows and negatively impact financial condition.

Changes in technology and regulatory policies may lower the value of electric utility facilities and franchises. (Applies to all Registrants)

AEP primarily generates electricity at large central facilities and delivers that electricity to customers over its transmission and distribution facilities to customers usually situated within an exclusive franchise. This method results in economies of scale and generally lower costs than newer technologies such as fuel cells and microturbines, and distributed generation using either new or existing technology.  Other technologies, such as light emitting diodes (LEDs), increase the efficiency of electricity and, as a result, lower the demand for it.   Changes in regulatory policies and advances in batteries or energy storage, wind turbines and photovoltaic solar cells are reducing costs of new technology to levels that are making them competitive with some central station electricity production and delivery.  The ability to maintain relatively low cost, efficient and reliable operations, to establish fair regulatory mechanisms and to provide cost-effective programs and services to customers are significant determinants of AEP’s competitiveness.   Further, in the event that alternative generation resources are mandated, subsidized or encouraged through climate legislation or regulation or otherwise are economically competitive and added to the available generation supply, such resources could displace a higher marginal cost fossil plant, which could reduce the price at which market participants sell their electricity. This occurrence could then reduce the market price at which all generators in that region would be able to sell their output and could adversely affect AEP’s financial condition, results of operations and cash flows, which could also result in an impairment of certain long-lived assets.

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

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

Through I&M, AEP owns the Cook Plant.  It consists of two nuclear generating units for a rated capacity of 2,191 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

•
The potential harmful effects on the environment and human health due to an adverse incident/event resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials such as spent nuclear fuel.

•	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations.

•
Uncertainties with respect to contingencies and assessment amounts triggered by a loss event (federal law requires owners of nuclear units to purchase the maximum available amount of nuclear liability insurance and potentially contribute to the coverage for losses of others).

•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

There can be no assurance that I&M’s preparations or risk mitigation measures will be adequate if these risks are triggered.

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

AEP may be negatively impacted by changes in federal income tax policy.  (Applies to all Registrants)

AEP is impacted by the United States federal income tax policy, including corporate income tax laws. Both the new federal administration and the Republicans in the House of Representatives have made public statements in support of comprehensive tax reform, including significant changes to the United States corporate income tax laws. Management is currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on AEP. A reduction in the federal statutory tax rate could result in an accelerated return of deferred federal income taxes to customers.  This and other changes in the United States federal income tax laws could have an adverse effect on cash flow, financial condition, and liquidity.

Collection of revenues in Texas is concentrated in a limited number of REPs. (Applies to AEP)

Revenues from the distribution of electricity in the ERCOT area of Texas are collected from REPs that supply the electricity AEP distributes to REP customers.  Currently, AEP does business with approximately one hundred REPs.  In 2016, AEP Texas’ largest REP accounted for 18% of its operating revenue, its second largest REP accounted for 18% of its operating revenue and its third largest REP accounted for 10% of its operating revenue. Adverse economic conditions, structural problems in the Texas market or financial difficulties of one or more REPs could impair the ability of these REPs to pay for services or cause them to delay such payments.  AEP depends on these REPs for timely remittance of payments.  Any delay or default in payment could reduce future cash flows and negatively impact financial condition.

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

Physical attacks or hostile cyber intrusions could severely impair operations, lead to the disclosure of confidential information and damage AEP’s reputation. (Applies to all Registrants)

AEP and its regulated utility businesses face physical security and cybersecurity risks as the owner-operators of generation, transmission and distribution facilities and as participants in commodities trading. AEP and its regulated utility businesses own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run these facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. bulk power system or AEP operations could view these computer systems, software or networks as targets for cyber attack.  In addition, the electric utility business requires the collection of sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A security breach of AEP or its regulated utility businesses’ physical assets or information systems, AEP’s competitors, interconnected entities in RTOs and ISOs, or regulators could impact the operation of the generation fleet and/or reliability of the transmission and distribution system or subject AEP and its regulated utility businesses to financial harm associated with theft or inappropriate release of certain types of information, including sensitive customer, vendor, employee, trading or other confidential data. A successful cyber attack on the systems that control generation, transmission, distribution or other assets could severely disrupt business operations, preventing service to customers or collection of revenues. The breach of certain business systems could affect the ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to AEP’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring.  For these reasons, a significant cyber incident could reduce future net income and cash flows and negatively impact financial condition.

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

If AEP is unable to access capital markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  Volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital and fund capital needs, including construction costs and refinancing maturing indebtedness.  Certain sources of debt and equity capital expressed increasing unwillingness to invest in companies, such as AEP, that rely on fossil fuels. If sources of capital for AEP disappear, capital costs could increase materially.  Restricted access to capital markets and/or increased borrowing costs could reduce future net income and cash flows and negatively impact financial condition.

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

AEP has no income or cash flow apart from dividends paid or other payments due from its subsidiaries. (Applies to AEP)

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

Volatility in the securities markets, interest rates, and other factors could substantially increase defined benefit pension and other postretirement plan costs and the costs of nuclear decommissioning. (Applies to all Registrants and to AEP and I&M with respect to the costs of nuclear decommissioning)

The costs of providing pension and other postretirement benefit plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, changes in actuarial assumptions, future government regulation, changes in life expectancy, and the frequency and amount of AEP’s required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund the pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and AEP could be required from time to time to fund the pension plan with significant amounts of cash. Such cash funding obligations could have a material impact on liquidity by reducing cash flows and could negatively affect results of operations. Additionally, I&M holds a significant amount of assets in its nuclear decommissioning trusts to satisfy obligations to decommission its nuclear plant. The rate of return on assets held in those trusts can significantly impact both the costs of decommissioning and the funding requirements for the trusts.

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

Changes in the price of commodities, emission allowances for criteria pollutants and the costs of transport may increase AEP’s cost of producing power or decrease the amount received from selling power, impacting financial performance. (Applies to all Registrants)

AEP is exposed to changes in the price and availability of coal and the price and availability to transport coal.  AEP has existing contracts of varying durations for the supply of coal, but as these contracts end or if they are not honored, AEP may not be able to purchase coal on terms as favorable as the current contracts.  Similarly, AEP is exposed to changes in the price and availability of emission allowances.  AEP uses emission allowances based on the amount of coal used as fuel and the reductions achieved through emission controls and other measures.  As long as current environmental programs remain in effect, AEP has sufficient emission allowances to cover the majority of the projected needs for the next two years and beyond.  If the Federal EPA attempts to further reduce interstate transport, and it is acceptable by the courts, additional costs may be incurred either to acquire additional allowances or to achieve further reductions in emissions.  If AEP needs to obtain allowances, those purchases may not be on as favorable terms as those under the current environmental programs.  AEP’s risks relative to the price and availability to transport coal include the volatility of the price of diesel which is the primary fuel used in transporting coal by barge.

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

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Costs of compliance with existing environmental laws are significant. (Applies to all Registrants)

Operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  Approximately 82% of the electricity generated by the AEP System is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates from fossil fueled generation plants are subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements requires AEP to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at all AEP facilities and could cause AEP to retire generating capacity prior to the end of its estimated useful life.  These expenditures have been significant in the past, and management expects that they will continue to be significant in order to comply with the current and proposed regulations.  Costs of compliance with environmental regulations could reduce future net income and negatively impact financial condition, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed or additional substances become regulated.  Although AEP typically recovers expenditures for pollution control technologies, replacement generation, undepreciated plant balances and associated operating costs from customers through regulated rates in regulated jurisdictions, there can be no assurance that AEP will recover the remaining costs associated with such plants.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.  For AEP’s sales of energy from competitive units, there is no such cost-recovery mechanism.   As a result, AEP may not recover costs through the market and may be forced to shut competitive units down.  The costs of compliance for AEP’s competitive units could reduce future net income and cash flows and possibly harm financial condition.

Regulation of CO2 emissions could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants)

In 2014, the Federal EPA issued standards for new, modified and reconstructed units, and a guideline for the development of state implementation plans that would reduce carbon emissions from existing utility units. The standards and guidelines were finalized in 2015, and have been challenged by several dozen states as well as industry groups and other stakeholders. The U.S. Supreme Court has stayed the implementation of the guidelines for existing sources, known as the Clean Power Plan, until a final decision is issued by the courts.

CO2 standards could require significant increases in capital expenditures and operating costs and could impact the dates for retirement of AEP’s coal-fired units. AEP typically recovers costs of complying with new requirements such as the potential CO2 and other greenhouse gases emission standards from customers through regulated rates in regulated jurisdictions. For AEP’s sales of energy into the markets, however, there is no such recovery mechanism. Failure to recover these costs, should they arise, could reduce future net income and cash flows and possibly harm financial condition.

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

AEP’s results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand or number of customers. (Applies to all Registrants)

Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional power generation and delivery facilities.  Customer growth and customer usage are affected by a number of factors outside the control of AEP, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to further reduce energy consumption.  Additionally, technological advances or other improvements in or applications of technology could lead to declines in per capita energy consumption.  Some or all of these factors, could impact the demand for electricity.

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

Revenues and results of operations from selling power are subject to market risks that are beyond AEP’s control. (Applies to all Registrants)

AEP sells power from its generation facilities into the spot market and other competitive power markets on a contractual basis.  AEP also enters into contracts to purchase and sell electricity, natural gas, emission allowances and coal as part of its power marketing and energy trading operations.  With respect to such transactions, the rate of return on capital investments is not determined through mandated rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in regional markets and competitive markets.  These market prices can fluctuate substantially over relatively short periods of time.  Sales margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline.  In addition, the FERC, which has jurisdiction over wholesale power rates, as well as RTOs that oversee some of these markets, may impose price limitations, bidding rules and other mechanisms in these markets.  Power supply and other similar agreements entered into during extreme market conditions may subsequently be held to be unenforceable by a reviewing court or the FERC.  Fuel and emissions prices may also be volatile, and the price AEP can obtain for power sales may not change at the same rate as changes in fuel and/or emissions costs.  These factors could reduce margins and therefore diminish revenues and results of operations.  Volatility in market prices for fuel and power may result from:

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

AEP’s power trading activities also expose AEP to risks of commodity price movements.  To the extent that AEP’s power trading does not hedge the price risk associated with the generation it owns, or controls, AEP would be exposed to the risk of rising and falling spot market prices.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it.  Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MW) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. OVEC has outstanding indebtedness of approximately $1.5 billion.

Recently, a nonaffiliated party to the ICPA announced its intention to exit its merchant business and that it may pursue restructuring or bankruptcy. This party’s aggregate power participation ratio is approximately 8% under the ICPA. As a result of this announcement and other related developments, Moody’s downgraded OVEC’s rating and left them on negative outlook for possible downgrade, Fitch revised OVEC’s outlook to negative, while S&P affirmed OVEC’s rating and stable outlook.

If OVEC does not have sufficient funds to honor its payment obligations, there is risk that APCo, I&M and/or OPCo may need to make payments in addition to their power participation ratio payments.  Further, if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%.  Also, as a result of the Moody’s and Fitch actions, OVEC’s ability to access capital markets on terms as favorable as previously may diminish and its financing costs may rise.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

As of December 31, 2016 the AEP System owned (or leased where indicated) generation plants, all situated in the states in which AEP’s electric utilities serve retail customers, where applicable, with net maximum power capabilities (winter rating) shown in the following tables:

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport, Units 1 and 2 – 50% of each (a)	2	IN	Steam - Coal	1,310	1984
Lawrenceburg (b)	6	IN	Natural Gas	1,186	2004
Total MWs				2,496

(a)	Rockport, Unit 2 is leased.

(b)	The capacity and output of this plant was under contract to (and its financial impact was included with) AGR. The contract was terminated as a result of the sale of Lawrenceburg in January 2017.

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Buck	3	VA	Hydro	9	1912
Byllesby	4	VA	Hydro	22	1912
Claytor	4	VA	Hydro	76	1939
Leesville	2	VA	Hydro	50	1964
London	3	WV	Hydro	14	1935
Marmet	3	WV	Hydro	14	1935
Niagara	2	VA	Hydro	2	1906
Reusens	5	VA	Hydro	13	1904
Winfield	3	WV	Hydro	15	1938
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	613	2012
Clinch River (a)	2	VA	Natural Gas	460	1958
Smith Mountain	5	VA	Pumped Storage	586	1965
Amos	3	WV	Steam - Coal	2,930	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Total MWs				6,640

(a)	In 2016, Clinch River, Units 1 and 2 boilers were converted to natural gas.

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Berrien Springs	12	MI	Hydro	7	1908
Buchanan	10	MI	Hydro	4	1919
Constantine	4	MI	Hydro	1	1921
Deer Creek Solar Farm	NA	IN	Solar	3	2016
Elkhart	3	IN	Hydro	3	1913
Mottville	4	MI	Hydro	2	1923
Olive Solar Farm	NA	IN	Solar	5	2016
Twin Branch Solar Farm	NA	IN	Solar	3	2016
Twin Branch Hydro Plant	8	IN	Hydro	5	1904
Rockport (Units 1 and 2, 50% of each) (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,248	1975
Watervliet	NA	IN	Solar	5	2016
Total MWs				3,596

NA    Not applicable.

(a)	Rockport, Unit 2 is leased.

The following table provides operating information related to the Cook Plant:

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in Kilowatts	1,084,000	1,164,000
Annual Capacity Utilization
2016	87.3%	72.5%
2015	82.4%	89.7%
2014	82.7%	86.9%

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Big Sandy (a)	1	KY	Natural Gas	280	1963
Mitchell (b)	2	WV	Steam - Coal	780	1971
Total MWs				1,060

(a)	In 2016, Big Sandy, Unit 1 boiler was converted to natural gas.

(b)	KPCo owns a 50% interest in the Mitchell Units. WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	248	1973
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	170	2008
Weleetka	3	OK	Natural Gas	185	1975
Northeastern, Unit 1	1	OK	Natural Gas	472	1961
Northeastern, Unit 3 (a)	1	OK	Steam - Coal	469	1979
Oklaunion (b)	1	TX	Steam - Coal	105	1986
Northeastern, Unit 2	1	OK	Steam - Natural Gas	440	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	907	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	465	1952
Tulsa	2	OK	Steam - Natural Gas	319	1956
Total MWs				3,940

(a)	Northeastern, Unit 4 was retired in April 2016.

(b)	Jointly-owned with AEP Texas and non-affiliated entities. Figures presented reflect only the portion owned by PSO.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	291	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	264	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh (b)	2	TX	Steam - Coal	1,053	1977
Dolet Hills (a)	1	LA	Steam - Lignite	256	1986
Pirkey (a)	1	TX	Steam - Lignite	580	1985
Arsenal Hill	1	LA	Steam - Natural Gas	110	1960
Knox Lee	4	TX	Steam - Natural Gas	475	1950
Lieberman	3	LA	Steam - Natural Gas	242	1947
Lone Star	1	TX	Steam - Natural Gas	50	1954
Wilkes	3	TX	Steam - Natural Gas	893	1964
Total MWs				5,225

(a)	Jointly-owned with nonaffiliated entity(ies). Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk is not in rate base.

(b)	Welsh, Unit 2 was retired in April 2016.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971
Total MWs				780

(a)	A portion of WPCo’s interest in the Mitchell Units is not in rate base. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.

Generation & Marketing Segment

AGR
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Racine	2	OH	Hydro	48	1982
Darby (a)	6	OH	Natural Gas	510	2001
Waterford (a)	4	OH	Natural Gas	963	2003
Cardinal	1	OH	Steam - Coal	595	1967
Conesville (b) (d)	3	OH	Steam - Coal	1,159	1957
Gavin (a)	2	OH	Steam - Coal	2,670	1974
Stuart (b)	4	OH	Steam - Coal	600	1971
Zimmer (b) (d)	1	OH	Steam - Coal	330	1991
Total MWs(b)(c)				6,875

(a)	Darby, Waterford and Gavin Plants were sold to an unaffiliated party in January 2017.

(b)	Jointly-owned with nonaffiliated entities, one of which has announced its intention to close its unit in 2018. Figures presented reflect only the portion owned by AGR.

(c)	AGR had contractual rights to a natural gas-fired 1,186 MW generating unit located in Lawrenceburg, IN. The contract was terminated when the Lawrenceburg plant was sold in January 2017.

(d)
In February 2017, AEP signed an agreement to purchase Dynegy Corporation’s ownership share of Conesville Plant Unit 4.  Simultaneously, AEP signed an agreement with Dynegy Corporation to sell AEP’s ownership share of the Zimmer Plant.  The transactions are expected to close in the second quarter of 2017, subject to FERC approval and are not expected to have a material impact on net income, cash flows and financial condition.

Domestic Independent Power
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant Commissioned
Trent Mesa	100	TX	Wind	150	2001
Desert Sky	107	TX	Wind	161	2001
Total MWs				311

In 2016, AEP Generation & Marketing segment contracted 26 MWs of solar power in Utah and 16 MWs of solar power in the states of Hawaii, Ohio, Minnesota, New Hampshire, New York and Vermont.

In addition to the AGR and Domestic Independent Power generation set forth above, a subsidiary in the Generation & Marketing segment has contractual rights through 2027 from AEP Texas to 355 MWs from the Oklaunion Generating Plant, a coal-fired unit located in Vernon, TX.  AEP Texas co-owns the Oklaunion Generating Plant with PSO and several non-affiliated entities.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following tables set forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies.

Vertically Integrated Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
APCo	51,731
I&M	21,745
KGPCo	1,401
KPCo	11,163
PSO	18,526
SWEPCo	26,036
WPCo	1,745
Total Circuit Miles	132,347

Transmission and Distribution Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
OPCo	45,112
AEP Texas	45,583
Total Circuit Miles	90,695

AEP Transmission Holdco Segment

The following table sets forth the total overhead circuit miles of transmission lines of certain wholly-owned and joint venture-owned entities:

Total Overhead Circuit Miles of Transmission Lines
ETT	1,792
IMTCo	129
OHTCo	524
OKTCo	384
WVTCo	107
Prairie Wind Transmission	216
Transource Missouri	167
Total Circuit Miles	3,319

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $5.7 billion of construction expenditures for 2017. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather and the ability to access capital.  For additional information on AEP’s construction program, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2016 Annual Reports, under the heading entitled Budgeted Construction Expenditures.

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

ITEM 4.   MINE SAFETY DISCLOSURE

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. SWEPCo, through its ownership of Dolet Hills Lignite Company (DHLC), a wholly-owned lignite mining subsidiary of SWEPCo, is subject to the provisions of the Mine Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended December 31, 2016.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the discussion below, the remaining information required by this item is incorporated herein by reference to the material under AEP Common Stock and Dividend Information and Note 14 to the financial statements entitled Financing Activities under the heading Dividend Restrictions in the 2016 Annual Report.

APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  The information regarding the amounts of cash dividends on common stock paid by these companies to AEP during 2016, 2015 and 2014 are incorporated by reference to the material under Statements of Changes in Common Shareholder’s Equity and Note 14 to the financial statements entitled Financing Activities under the heading Dividend Restrictions in the 2016 Annual Reports.

During the quarter ended December 31, 2016, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

AEP

The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2016 Annual Reports.

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Reports.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Reports.

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Reports.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk in the 2016 Annual Reports.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEP, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15 herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2017 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

During 2016, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc. (“AEP”), Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2016, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2016 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management assessed and reported on the effectiveness of its internal control over financial reporting as of December 31, 2016.  As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2016 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective.

Additional information required by this item of the Registrants is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in the 2016 Annual Report of each Registrant.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2017 Annual Meeting of Shareholders (the 2017 Annual Meeting) including under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “AEP’s Board of Directors and Committees,” “Directors” and “Shareholder Nominees for Directors.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2017 Annual Meeting.

ITEM 11.   EXECUTIVE COMPENSATION

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2017 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2016 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2017 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners and Management” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	NA	9,822,644
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	NA	9,822,644

NA    Not applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2017 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2017 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee.  A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2017 Annual Meeting of shareholders.  The following table presents directly billed fees for professional services rendered by Deloitte & Touche LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2016 and 2015, and fees directly billed for other services rendered by Deloitte & Touche LLP during those periods.  Deloitte & Touche LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them.  For a description of these fees and services, see the description of principal accounting fees and services for AEP, above.

	APCo		I&M		OPCo
	2016	2015	2016	2015	2016	2015
Audit Fees	$2,202,328	$2,123,309	$1,691,802	$1,638,081	$1,184,577	$1,166,775
Audit-Related Fees	47,582	125,961	10,661	70,341	47,291	94,931
Tax Fees	22,576	24,603	18,747	20,255	13,526	39,696
All Other Fees	36,254	—	28,797	—	23,548	—
Total	$2,308,740	$2,273,873	$1,750,007	$1,728,677	$1,268,942	$1,301,402

	PSO		SWEPCo
	2016	2015	2016	2015
Audit Fees	$699,346	$666,984	$1,286,154	$1,280,749
Audit-Related Fees	501	33,214	686	52,693
Tax Fees	8,200	8,401	13,991	14,620
All Other Fees	21,813	—	29,903	—
Total	$729,860	$708,599	$1,330,734	$1,348,062

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1.	FINANCIAL STATEMENTS:
The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Reports of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to Financial Statements of Registrants.

APCo, I&M and OPCo:
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014; Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to Financial Statements of Registrants; Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting.

PSO:
Statements of Income for the years ended December 31, 2016, 2015 and 2014; Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014; Balance Sheets as of December 31, 2016 and 2015; Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to Financial Statements of Registrants; Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting.

SWEPCo:
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to Financial Statements of Registrants; Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting.

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

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 22, 2017
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Executive Vice President and Chief Financial Officer	February 22, 2017
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and Chief Accounting Officer	February 22, 2017
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*David J. Anderson
*J. Barnie Beasley, Jr.
*Ralph D. Crosby, Jr.
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Sandra Beach Lin
*Richard C. Notebaert
*Lionel L. Nowell, III
*Stephen S. Rasmussen
*Oliver G. Richard, III
*Sara Martinez Tucker

*By:	/s/ Brian X. Tierney		February 22, 2017
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

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 22, 2017
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 22, 2017
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 22, 2017
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak III
*David M. Feinberg
*Lana L. Hillebrand
*Mark C. McCullough
*Charles R. Patton
*Robert P. Powers
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 22, 2017
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

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 22, 2017
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 22, 2017
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 22, 2017
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Nicholas M. Elkins
*Thomas A. Kratt
*Marc E. Lewis
*David A. Lucas
*Mark C. McCullough
*Robert P. Powers
*Carla E. Simpson
*Toby L. Thomas
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 22, 2017
(Brian X. Tierney, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
Reports of Independent Registered Public Accounting Firm	S-2

The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-3
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-7

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-10

Appalachian Power Company and Subsidiaries:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-10

Indiana Michigan Power Company and Subsidiaries:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-10

Ohio Power Company and Subsidiaries:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-11

Public Service Company of Oklahoma:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-11

Southwestern Electric Power Company Consolidated:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.:

We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiary companies (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company's internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 27, 2017; such consolidated financial statements and reports are included in the Company’s 2016 Annual Report and are incorporated herein by reference.  Our audits also included the financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Appalachian Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

We have audited the financial statements of Appalachian Power Company and subsidiaries, Indiana Michigan Power Company and subsidiaries, Ohio Power Company and subsidiaries, Public Service Company of Oklahoma, and Southwestern Electric Power Company and subsidiaries (collectively the “Companies”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our reports thereon dated February 27, 2017; such financial statements and reports are included in the Companies’ 2016 Annual Reports and are incorporated herein by reference.  Our audits also included the financial statement schedule of each of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 27, 2017

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2016	2015	2014
REVENUES
Affiliated Revenues	$9.7	$10.7	$7.4
Other Revenues	2.8	—	—
TOTAL REVENUES	12.5	10.7	7.4

EXPENSES
Other Operation	42.0	29.0	27.3
Depreciation	0.2	0.7	—
TOTAL EXPENSES	42.2	29.7	27.3

OPERATING LOSS	(29.7)	(19.0)	(19.9)

Other Income (Expense):
Interest Income	11.3	5.9	6.9
Interest Expense	(26.8)	(19.1)	(16.6)

LOSS BEFORE INCOME TAX CREDIT AND EQUITY EARNINGS	(45.2)	(32.2)	(29.6)

Income Tax Credit	(87.5)	(1.5)	—
Equity Earnings of Unconsolidated Subsidiaries	571.1	1,794.1	1,615.9

INCOME FROM CONTINUING OPERATIONS	613.4	1,763.4	1,586.3

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2.5)	283.7	47.5

NET INCOME	610.9	2,047.1	1,633.8

Other Comprehensive Income (Loss)	(29.2)	(30.0)	12.1

TOTAL COMPREHENSIVE INCOME	$581.7	$2,017.1	$1,645.9

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	491,495,458	490,340,522	488,592,997

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$1.25	$3.59	$3.24
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	(0.01)	0.58	0.10
TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.24	$4.17	$3.34

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	491,662,007	490,574,568	488,899,840

DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$1.25	$3.59	$3.24
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	(0.01)	0.58	0.10
TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.24	$4.17	$3.34

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2016 and 2015
(in millions)

	December 31,
	2016	2015
CURRENT ASSETS
Cash and Cash Equivalents	$125.3	$93.3
Other Temporary Investments	2.0	2.1
Advances to Affiliates	913.1	636.9
Accounts Receivable:
General	58.6	13.2
Affiliated Companies	3.0	8.5
Total Accounts Receivable	61.6	21.7
Accrued Tax Benefits	107.8	—
Prepayments and Other Current Assets	4.1	2.1
TOTAL CURRENT ASSETS	1,213.9	756.1

PROPERTY, PLANT AND EQUIPMENT
General	1.2	0.7
Total Property, Plant and Equipment	1.2	0.7
Accumulated Depreciation and Amortization	0.6	0.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	0.6	0.3

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	18,197.0	18,344.9
Affiliated Notes Receivable	20.0	20.0
Deferred Charges and Other Noncurrent Assets	106.6	49.0
TOTAL OTHER NONCURRENT ASSETS	18,323.6	18,413.9

TOTAL ASSETS	$19,538.1	$19,170.3

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2016 and 2015
(dollars in millions)

			December 31,
			2016	2015
	CURRENT LIABILITIES
	Advances from Affiliates		$198.4	$244.6
	Accounts Payable:
	General		2.5	0.3
	Affiliated Companies		2.2	2.0
	Long-term Debt Due Within One Year		548.6	0.1
	Short-term Debt		1,040.0	125.0
	Other Current Liabilities		8.7	21.0
	TOTAL CURRENT LIABILITIES		1,800.4	393.0

	NONCURRENT LIABILITIES
	Long-term Debt		297.5	843.3
	Deferred Credits and Other Noncurrent Liabilities		43.2	42.3
	TOTAL NONCURRENT LIABILITIES		340.7	885.6

	TOTAL LIABILITIES		2,141.1	1,278.6

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2016	2015
Shares Authorized	600,000,000	600,000,000
Shares Issued	512,048,520	511,389,173
	(20,336,592 Shares were Held in Treasury as of December 31, 2016 and 2015)		3,328.3	3,324.0
	Paid-in Capital		6,332.6	6,296.5
	Retained Earnings		7,892.4	8,398.3
	Accumulated Other Comprehensive Income (Loss)		(156.3)	(127.1)
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		17,397.0	17,891.7

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$19,538.1	$19,170.3

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$610.9	$2,047.1	$1,633.8
Income (Loss) from Discontinued Operations	(2.5)	283.7	47.5
Income from Continuing Operations	613.4	1,763.4	1,586.3
Adjustments to Reconcile Income from Continuing Operations to Net Cash
Flows from Continuing Operating Activities:
Depreciation and Amortization	0.2	0.7	—
Deferred Income Taxes	(54.1)	(1.0)	—
Equity Earnings of Unconsolidated Subsidiaries	(571.1)	(1,794.1)	(1,615.9)
Cash Dividends Received from Unconsolidated Subsidiaries	859.1	984.5	931.5
Change in Other Noncurrent Assets	(1.0)	8.2	0.2
Change in Other Noncurrent Liabilities	13.8	14.1	16.5
Changes in Certain Components of Continuing Working Capital:
Accounts Receivable, Net	11.1	4.4	(9.4)
Accounts Payable	2.4	(0.6)	(10.7)
Other Current Assets	(33.3)	(0.7)	0.2
Other Current Liabilities	(1.7)	9.2	5.7
Net Cash Flows from Continuing Operating Activities	838.8	988.1	904.4

INVESTING ACTIVITIES
Construction Expenditures	(0.4)	(1.0)	—
Change in Advances to Affiliates, Net	(276.2)	132.2	(230.5)
Capital Contributions to Unconsolidated Subsidiaries	(310.2)	(473.0)	(522.5)
Return of Capital Contributions from Unconsolidated Subsidiaries	—	179.0	122.5
Repayments of Notes Receivable from Affiliated Companies	—	25.0	20.0
Net Cash Flows Used for Continuing Investing Activities	(586.8)	(137.8)	(610.5)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	34.2	81.6	73.6
Change in Short-term Debt, Net	915.0	(477.0)	545.0
Change in Advances from Affiliates, Net	(46.2)	128.7	74.5
Dividends Paid on Common Stock	(1,115.7)	(1,054.2)	(991.9)
Other Financing Activities	(4.8)	(7.4)	(8.4)
Net Cash Flows Used for Continuing Financing Activities	(217.5)	(1,328.3)	(307.2)

Net Cash Flows from (Used for) Discontinued Operating Activities	(2.5)	24.6	25.0
Net Cash Flows from Discontinued Investing Activities	—	483.5	15.0
Net Cash Flows from Discontinued Financing Activities	—	—	—

Net Increase in Cash and Cash Equivalents	32.0	30.1	26.7
Cash and Cash Equivalents at Beginning of Period	93.3	63.2	36.5
Cash and Cash Equivalents at End of Period	$125.3	$93.3	$63.2

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2016.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs.

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

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters.  For further discussion of commitments, guarantees and contingencies, see Note 6 in the 2016 Annual Reports.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2016 and 2015:

Long-term Debt

	Weighted Average	Interest Rate Ranges as of		Outstanding as of
	Interest Rate as of	December 31,		December 31,
Type of Debt and Maturity	December 31, 2016	2016	2015	2016	2015
				(in millions)
Senior Unsecured Notes
2017-2022	2.11%	1.65% - 2.95%	1.65% - 2.95%	$846.1	$843.4
Total Long-term Debt Outstanding				846.1	843.4
Long-term Debt Due Within One Year				548.6	0.1
Long-term Debt				$297.5	$843.3

Long-term debt outstanding as of December 31, 2016 is payable as follows:

	2017	2018	2019	2020	2021	After 2021	Total
	(in millions)
Principal Amount	$548.6	$—	$—	$—	$—	$300.0	$848.6
Unamortized Discount, Net and Debt Issuance Costs							(2.5)
Total Long-term Debt Outstanding							$846.1

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31,
	2016		2015
Type of Debt	Outstanding Amount	Weighted Average Interest Rate	Outstanding Amount	Weighted Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$1,040.0	1.02%	$125.0	0.81%
Total Short-term Debt	$1,040.0		$125.0

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $2 million, $2 million and $413 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $10 million, $4 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Global Borrowing Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the global notes, but the subsidiaries accrue interest for their share of the global borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $1 million, $1 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$29.0	$40.7	$2.6	$34.4	$37.9
Year Ended December 31, 2015	20.8	51.9	2.7	46.4	29.0
Year Ended December 31, 2014	59.0	50.2	10.0	98.4	20.8

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

APCo		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$4.3	$5.8	$2.1	$8.7	$3.5
Year Ended December 31, 2015	2.4	9.4	2.3	9.8	4.3
Year Ended December 31, 2014	2.4	9.0	2.5	11.5	2.4

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

I&M		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (a)		Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$0.1	$—		$—		$0.1	$—
Year Ended December 31, 2015	0.5	(0.2)	(c)	(0.2)	(c)	—	0.1
Year Ended December 31, 2014	0.2	0.2		0.2		0.1	0.5

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

(c)	Recoveries on previous reserve balance.

OPCo		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$0.2	$0.4	$—	$0.2	$0.4
Year Ended December 31, 2015	0.2	0.3	—	0.3	0.2
Year Ended December 31, 2014	35.0	1.2	8.0	44.0	0.2

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

PSO		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (a)		Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$0.6	$(0.2)	(c)	$(0.1)	(c)	$0.1	$0.2
Year Ended December 31, 2015	0.1	0.4		0.2		0.1	0.6
Year Ended December 31, 2014	0.5	(0.3)	(c)	—		0.1	0.1

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

(c)	Recoveries on previous reserve balance.

SWEPCo		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)		Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible
Accounts:
Year Ended December 31, 2016	$0.9	$0.2	$0.2		$—	$1.3
Year Ended December 31, 2015	0.5	0.3	0.1		—	0.9
Year Ended December 31, 2014	1.4	0.5	(1.4)	(c)	—	0.5

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

(c)	Recoveries on previous reserve balance.

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

4(b)
$3,000,000,000 Fourth Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.
Form 10-Q, Ex 4(b), June 30, 2016

4(c)
$500,000,000 Third Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.
Form 10-Q, Ex 4(c), June 30, 2016

10(a)	Transmission Agreement, effective November 2010, among APCo, CSPCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.	2013 Form 10-K, Ex 10(c)

10(b)	Transmission Coordination Agreement dated January 1, 1997, restated and amended by and among PSO, SWEPCo and AEPSC.	2009 Form 10-K, Ex 10(d)

10(c)	Amended and Restated Operating Agreement dated as of June 2, 1997, of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(e)(1)

10(c)(1)	PJM West Reliability Assurance Agreement, dated as of March 14, 2001, among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(e)(2)

10(c)(2)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(e)(3)

10(d)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)

10(e)	Consent Decree with U.S. District Court dated October 9, 2007, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

10(f)	Purchase and Sale Agreement by and among AEP Generation Resources Inc., AEP Generating Company and Burgundy Power LLC dated as of September 13, 2016.	Form 10-Q, Ex 10(b), September 30, 2016

†10(g)	AEP Accident Coverage Insurance Plan for Directors.	1985 Form 10-K, Ex 10(g)

*†10(h)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective July 26, 2016.

*†10(i)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended July 26, 2016.

†10(j)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(l)(1)(A)

†10(j)(1)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(k)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).	2010 Form 10-K, Ex 10(l)(2)

†10(k)(1)(A)	Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).	2014 Form 10-K, Ex †10(l)(1)(A)

†10(l)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(l)(1)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

†10(m)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)

†10(m)(1)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.	2008 Form 10-K, Ex 10(m)(4)(A)

†10(n)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated as of February 28, 2012.	Form 10-Q, Ex 10, June 30, 2012

†10(o)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998

†10(o)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)

†10(o)(2)(A)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.	2008 Form 10-K, Ex 10(o)(1)(B)

†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(p)

†10(p)(1)(A)	First Amendment to AEP System Incentive Compensation Deferral Plan as Amended and Restated as of January 1, 2008.	2011 Form 10-K, Ex 10(p)(1)(A)

†10(p)(2)(A)	Second Amendment to AEP System Incentive Compensation Deferral Plan as Amended and Restated as of January 1, 2008.	2014 Form 10-K, Ex †10(q)(2)(A)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*†10(q)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c) , September 30, 2016

†10(r)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016	Form 10-Q, Ex 10(a) , September 30, 2016

†10(r)(1)(A)	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	2011 Form 10-K, Ex 10(t)(1)(A)

†10(r)(2)(A)	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan Amended and Restated effective January 1, 2013.	2012 Form 10-K, Ex 10 (t)(2)(A)

†10(s)	AEP System Stock Ownership Requirement Plan Amended and Restated effective January 1, 2014.	Form 10-Q, Ex 10, June 30, 2014

†10(s)(1)(A)	First Amendment to AEP System Stock Ownership Requirement Plan as Amended and Restated effective January 1, 2014.	2014 Form 10-K, Ex †10(t)(1)(A)

†10(t)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(v)

†10(u)	AEP Executive Severance Plan Amended and Restated effective October 24, 2016.	Form 10-Q, Ex 10(d) , September 30, 2016

†10(v)	Letter Agreement dated November 20, 2012 between AEPSC and Lana Hillebrand	2013 Form 10-K, Ex 10(s)

*12	Statement re: Computation of Ratios.

*13	Copy of those portions of the AEP 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*21	List of subsidiaries of AEP.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
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
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex. 4(b)(c)
Registration Statement No. 333-214448, Ex. 4(b)

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Transmission Agreement, effective November 2010, among APCo, CSPCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.	2013 Form 10-K, Ex 10(c)

10(c)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(1)

10(c)(1)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)

10(c)(2)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(3)

10(d)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

*12	Statement re: Computation of Ratios.

*13	Copy of those portions of the APCo 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)

4 (b)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated March 3, 2016 of 4.55% Series K due 2046.	Form 8-K, Ex 4(a) dated March 3, 2016

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Transmission Agreement, effective November 2010, among APCo, CSPCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.	2013 Form 10-K, Ex 10(c)

10(d)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(1)

10(d)(1)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)

10(d)(2)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(3)

10(e)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

10(f)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)

*12	Statement re: Computation of Ratios.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*13	Copy of those portions of the I&M 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

OPCo‡ File No.1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as Trustee.
Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-75783, Ex 4(b)(c)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(a)(b)(c)
Registration Statement No. 333-139802, Ex 4(b)(c)(d)
Registration Statement No. 333-161537, Ex 4(b)(c)(d)
Registration Statement No. 333-211192, Ex 4(b)

4(c)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)

4(d)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo (predecessor in interest to OPCo) and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603. Ex 4(b)

4(e)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo (predecessor in interest to OPCo) and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603 Ex 4(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

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
Form 8-K, Ex 4(a), dated May 16, 2008

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Transmission Agreement, effective November 2010, among APCo, CSPCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.	2013 Form 10-K, Ex 10(a)

10(c)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(1)

10(d)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)

10(e)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, KGPCo and WPCo.	2004 Form 10-K, Ex 10(d)(3)

10(f)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Item Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

*12	Statement re: Computation of Ratios.

*13	Copy of those portions of the OPCo 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

PSO‡ File No. 0-343

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)

4(b)	Eighth Supplemental Indenture, dated as of November 13, 2009 between PSO and The Bank of New York Mellon, as Trustee, establishing terms of the 5.15% Senior Notes, Series H, due 2019.	Form 8-K, Ex 4(a), dated November 13, 2009

4(c)	Ninth Supplemental Indenture, dated as of January 19, 2011 between PSO and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of 4.40% Senior Notes, Series I, due 2021.	Form 8-K, Ex 4(a) dated January 20, 2011

10(a)	Third Restated and Amended Transmission Coordination Agreement Between PSO, SWEPCo and AEPSC dated February 18, 2011.	2012 Form 10-K, Ex 10(b)

*12	Statement re: Computation of Ratios.

*13	Copy of those portions of the PSO 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)

4(b)
Eleventh Supplemental Indenture, dated as of September 26, 2016 between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of the 2.75% Senior Notes, Series K, due 2026.
Form 8-K, Ex 4(a) dated September 29, 2016

10(a)	Third Restated and Amended Transmission Coordination Agreement Between PSO, SWEPCo and AEPSC dated February 18, 2011.	2012 Form 10-K, Ex 10(b)

*12	Statement re: Computation of Ratios.

*13	Copy of those portions of the SWEPCo 2016 Annual Report (for the fiscal year ended December 31, 2016) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

‡ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants.  The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.