Form 10-Q
period 2017-03-31
AMERICAN ELECTRIC POWER CO INC; SOUTHWESTERN ELECTRIC POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; OHIO POWER CO; INDIANA MICHIGAN POWER CO; APPALACHIAN POWER CO
filed 2017-04-28
CIK 4904, 92487, 81027, 73986, 50172, 6879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017
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
Telephone (614) 716-1000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate websites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the American Electric Power Company, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Number of shares of common stock outstanding of the Registrants as of
April 27, 2017

American Electric Power Company, Inc.	491,712,071
($6.50 par value)
Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2017

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	39

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	46
Condensed Consolidated Financial Statements	48

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	55
Condensed Consolidated Financial Statements	57

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	64
Condensed Consolidated Financial Statements	67

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	74
Condensed Financial Statements	76

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	83
Condensed Consolidated Financial Statements	85

Index of Condensed Notes to Condensed Financial Statements of Registrants	91

Controls and Procedures	160

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	161
Item 1A.	Risk Factors	161
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	162
Item 4.	Mine Safety Disclosures	162
Item 5.	Other Information	162
Item 6.	Exhibits:	162
	Exhibit 10(a)
	Exhibit 10(b)
	Exhibit 10(c)
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		164

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

AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KPCo and OPCo.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPRO	AEP River Operations, LLC, a commercial barge operation sold in November 2015.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns seven wholly-owned transmission companies.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APSC	Arkansas Public Service Commission.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,191 MW nuclear plant owned by I&M.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel VI LLC, DCC Fuel VII, DCC Fuel VIII, DCC Fuel IX and DCC X, consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.

i

Term	Meaning

ETT	Electric Transmission Texas, LLC, an equity interest joint venture between Parent and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
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

OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.

Term	Meaning

Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

RSR	Retail Stability Rider.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated variable interest entity for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
Stall Unit	J. Lamar Stall Unit at Arsenal Hill Plant, a 534 MW natural gas unit owned by SWEPCo.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TCC	Formerly AEP Texas Central Company, now a division of AEP Texas.
Texas Restructuring Legislation	Legislation enacted in 1999 to restructure the electric utility industry in Texas.
TNC	Formerly AEP Texas North Company, now a division of AEP Texas.
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

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2016 Annual Report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Economic growth or contraction within and changes in market demand and demographic patterns in AEP service territories.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load and customer growth.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•
The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and spent nuclear fuel.

•	Availability of necessary generation capacity, the performance of generation plants and the availability of fuel, including processed nuclear fuel, parts and service from reliable vendors.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
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

•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	The ability to develop and execute a strategy based on a view regarding prices of electricity and gas.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for capacity and electricity, coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including ERCOT, PJM and SPP.
•
The ability to successfully and profitably manage competitive generation assets, including the evaluation and execution of strategic alternatives for these assets as some of the alternatives could result in a loss.

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

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2016 Annual Report and in Part II of this report.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the first quarter of 2017 decreased by 1.2% from the first quarter of 2016, partially due to 2016 being a leap year and including one additional day in comparison to 2017. AEP’s first quarter 2017 industrial sales decreased 0.2% compared to the first quarter of 2016. The results were mixed by industry despite growth in sales to customers in oil and gas related sectors. Weather-normalized residential and commercial sales decreased 2.3% and 0.9% in the first quarter of 2017, respectively, from the first quarter of 2016.

Merchant Generation Assets

In September 2016, AEP signed an agreement to sell Darby, Gavin, Lawrenceburg and Waterford Plants (“Disposition Plants”) totaling 5,329 MWs of competitive generation to a nonaffiliated party. The sale closed in January 2017 for approximately $2.2 billion. The net proceeds from the transaction were approximately $1.2 billion in cash after taxes, repayment of debt associated with these assets and transaction fees, which resulted in an after tax gain of approximately $127 million. AEP primarily used these proceeds to reduce outstanding debt and invest in its regulated businesses including transmission, and contracted renewable projects.

The assets and liabilities included in the sale transaction have been recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the balance sheet as of December 31, 2016. See “Assets and Liabilities Held for Sale” section of Note 6 for additional information.

Management continues to evaluate potential alternatives for the remaining merchant generation assets. These potential alternatives may include, but are not limited to, transfer or sale of AEP’s ownership interests, or a wind down of merchant coal-fired generation fleet operations. In February 2017, AEP signed an agreement to sell its 25.4% ownership share of Zimmer Plant to Dynegy Corporation. Simultaneously, AEP signed an agreement to purchase Dynegy Corporation’s 40% ownership share of Conesville Plant, Unit 4. The transactions are expected to close in the second quarter of 2017, subject to FERC approval and are not expected to have a material impact on net income, cash flows and financial condition.  The assets and liabilities of Zimmer Plant have been recorded as Assets Held for Sale and Liabilities Held for Sale on AEP’s balance sheet as of March 31, 2017. AEP is also continuing a separate strategic review and evaluating alternatives related to the 48 MW Racine Hydroelectric Plant. Management has not set a specific time frame for a decision on these assets. These alternatives could result in additional losses which could reduce future net income and cash flows and impact financial condition.

Merchant Renewable Generation Portfolio

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

AEP utilizes two subsidiaries within the Generation & Marketing segment to further develop its renewable portfolio.  AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies.  AEP OnSite Partners, LLC pursues projects where a suitable termed agreement is entered into with a credit-worthy counterparty.  AEP Renewables, LLC develops and/or acquires large scale renewable generation projects that are backed with long-term contracts with credit-worthy counterparties. These subsidiaries have approximately 106 MWs of renewable generation projects in operation and 23 MWs of renewable generation projects under construction with an estimated financial commitment of approximately $235 million. As of March 31, 2017, $200 million of costs have been incurred related to these projects.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs) of the Turk Plant and operates the facility.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana (subject to prudence review) and through SWEPCo’s wholesale customers under FERC-based rates. As of March 31, 2017, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP.

If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is subject to audit and review by the PUCO. Consistent with the terms of a modified and approved stipulation agreement, and based upon a September 2016 PUCO order, in November 2016, OPCo refiled its amended ESP extension application and supporting testimony. The amended filing proposed to extend the ESP through May 2024 and included (a) an extension of the OVEC PPA rider, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s Distribution Investment Rider (DIR) and (e) the addition of various new riders, including a Distribution Technology Rider and a Renewable Resource Rider.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

2016 SEET Filing

OPCo expects to submit its 2016 SEET filing in the second quarter of 2017.  OPCo’s 2016 SEET provision was determined by excluding the gain on the deferral of RSR costs related to the Global Settlement. In addition, refunds to customers included in the Global Settlement relating to the SEET remands and fuel adjustment clause proceedings were excluded from the determination of the 2016 SEET provision. Management believes its financial statements adequately address the impact of 2016 SEET requirements.  If the PUCO adopts a different 2016 SEET methodology, it could reduce future net income and cash flows and impact financial condition.

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs at a weighted average cost of capital (WACC), depreciation over a 10-year period as provided by statute and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider in a future filing subsequent to approval of the SCR project. The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates. In February 2017, the Indiana

Office of Utility Consumer Counselor (OUCC) and other parties filed testimony with the IURC. The OUCC recommended approval of the CPCN but also stated that any decision regarding recovery of any under-depreciated plant due to retirement should be fully investigated in a base rate case, not in a tracker or other abbreviated proceeding. The other parties recommended either denial of the CPCN or approval of the CPCN with conditions including a cap on the amount of SCR costs allowed to be recovered in the rider and limitations on other costs related to legal issues involving the Rockport lease. A hearing at the IURC was held in March 2017.

Louisiana Turk Plant Prudence Review

Beginning January 2013, SWEPCo’s formula rates, including the Louisiana jurisdictional share (approximately 29%) of the Turk Plant, have been collected subject to refund pending the outcome of a prudence review of the Turk Plant investment, which was placed into service in December 2012.

A hearing at the LPSC related to the Turk Plant prudence review is scheduled for September 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP East Transmission Companies Rates

In November 2016, certain AEP affiliates filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses, with a proposed effective date of January 1, 2017. The filing proposed that the rates would be implemented based upon the date provided in the resulting FERC order. In March 2017, the FERC accepted the proposed modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the AEP East Transmission Companies implemented the modified PJM OATT formula rates subject to refund which are based on projected 2017 calendar year financial activity and projected plant balances. If the FERC determines that any of these revised rates are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost a total of approximately $850 million, excluding AFUDC. As of March 31, 2017, SWEPCo had incurred costs of $398 million, including AFUDC, and had remaining contractual construction obligations of $10 million related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of March 31, 2017, the total net book value of Welsh Plant, Units 1 and 3 was $630 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas base rate proceeding. In December 2016, the LPSC approved deferral of certain expenses related to the Louisiana jurisdictional share of environmental controls installed at Welsh Plant, until these investments are included in base rates. The Louisiana jurisdictional share of Welsh Plant deferrals through March 31, 2017 were $11 million, excluding $6 million of unrecognized equity, subject to review by the LPSC, and include a weighted average cost of capital (WACC) return on environmental investments and the related depreciation expense and taxes. SWEPCo has sought recovery of its project costs from retail customers at the state commissions and is recovering these costs from wholesale customers through their FERC-approved agreements.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Westinghouse Electric Company Bankruptcy Filing

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the US Bankruptcy Code.  It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize.  Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  I&M is evaluating how this reorganization affects these contracts.  Westinghouse has stated that it intends to continue performance on I&M’s contracts, but given the importance of upcoming dates in the fuel fabrication process for Cook Plant, and their vital part in Cook Plant’s ongoing operations, I&M has approached Westinghouse and expects to make a filing with the bankruptcy court to seek to avoid any interruptions to that service.  In the unlikely event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

LITIGATION

In the ordinary course of business, AEP is involved in employment, commercial, environmental and regulatory litigation. Since it is difficult to predict the outcome of these proceedings, management cannot predict the eventual resolution, timing or amount of any loss, fine or penalty. Management assesses the probability of loss for each contingency and accrues a liability for cases that have a probable likelihood of loss if the loss can be estimated. For details on the regulatory proceedings and pending litigation see Note 4 - Rate Matters, Note 6 - Commitments, Guarantees and Contingencies and the “Litigation” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report. Additionally, see Note 4 - Rate Matters and Note 5 - Commitments, Guarantees and Contingencies included herein. Adverse results in these proceedings have the potential to reduce future net income and cash flows and impact financial condition.

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiffs further allege that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiffs seek a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiffs.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims, including the dismissal without prejudice of plaintiffs’ claims seeking compensatory damages. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiffs subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiffs’ motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, plaintiffs filed an appeal in the U.S. Court of Appeals for the Sixth Circuit on whether

AEGCo and I&M are in breach of certain contract provisions that plaintiffs allege operate to protect the plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. In April 2017, the U.S. Court of Appeals for the Sixth Circuit issued an opinion reversing the district court’s decisions which had dismissed certain of plaintiffs’ claims for breach of contract. The U.S. Court of Appeals for the Sixth Circuit determined that the district court erred in holding that the modification to the consent decree was permitted under the terms of the lease agreement and remanded the case to the district court to enter summary judgment in plaintiffs’ favor consistent with that ruling. AEGCo and I&M intend to file a petition for rehearing with the U.S. Court of Appeals for the Sixth Circuit. The district court had previously dismissed plaintiffs’ claims seeking compensatory relief as premature. In addition, plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages. As a result, management is unable to determine a range of potential losses that are reasonably possible of occurring.

ENVIRONMENTAL ISSUES

AEP has a substantial capital investment program and is incurring additional operational costs to comply with environmental control requirements.  Additional investments and operational changes will need to be made in response to existing and anticipated requirements such as the CAA requirements to reduce emissions of SO2, NOx, PM, CO2 and hazardous air pollutants (HAPs) from fossil fuel-fired power plants, rules governing the beneficial use and disposal of coal combustion products, clean water rules and renewal permits for certain water discharges.

AEP is engaged in litigation about environmental issues, was notified of potential responsibility for the clean-up of contaminated sites and incurred costs for disposal of SNF and future decommissioning of the nuclear units.  AEP, along with various industry groups, affected states and other parties challenged some of the Federal EPA requirements in court.  Management is also engaged in the development of possible future requirements including the items discussed below.  Management believes that further analysis and better coordination of these environmental requirements would facilitate planning and lower overall compliance costs while achieving the same environmental goals.

See a complete discussion of these matters in the “Environmental Issues” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report. AEP will seek recovery of expenditures for pollution control technologies and associated costs from customers through rates in regulated jurisdictions.  Environmental rules could result in accelerated depreciation, impairment of assets or regulatory disallowances.  If AEP is unable to recover the costs of environmental compliance, it would reduce future net income and cash flows and impact financial condition.

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of March 31, 2017, the AEP System had a total generating capacity of approximately 25,600 MWs, of which approximately 13,500 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the fossil generating facilities. Based upon management estimates, AEP’s investment to meet these existing and proposed requirements ranges from approximately $4.3 billion to $4.9 billion between 2012 and 2025.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in finalizing proposed rules or reviewing and revising certain existing requirements.  The cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for state implementation plans (SIPs) or federal implementation plans (FIPs) that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.  In addition, management is continuing to evaluate the economic feasibility of environmental investments on both regulated and competitive plants.

The table below represents the plants or units of plants retired in 2016 and 2015 with a remaining net book value. As of March 31, 2017, the net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the units listed below was approved for recovery, except for $333 million. Management will seek or plans to seek recovery of the net book value of the remaining assets in future rate proceedings.

		Generating	Amounts Pending
Company	Plant Name and Unit	Capacity	Regulatory Approval
		(in MWs)
APCo	Kanawha River Plant	400	$42.3
APCo	Clinch River Plant, Unit 3	235	32.7
APCo (a)	Clinch River Plant, Units 1 and 2	470	24.2
APCo	Sporn Plant	600	17.2
APCo	Glen Lyn Plant	335	13.4
I&M	Tanners Creek Plant	995	42.6
PSO (b)	Northeastern Station, Unit 4	470	84.2
SWEPCo (c)	Welsh Plant, Unit 2	528	75.9
Total		4,033	$332.5

(a)
APCo obtained permits following the Virginia SCC’s and WVPSC’s approval to convert its 470 MW Clinch River Plant, Units 1 and 2 to natural gas. In 2015, APCo retired the coal-related assets of Clinch River Plant, Units 1 and 2. Clinch River Plant, Unit 1 and Unit 2 began operations as natural gas units in February 2016 and April 2016, respectively.

(b)
For Northeastern Station, Unit 4, in November and December 2016, the OCC issued orders that provided no determination related to the return of and return on the post-retirement remaining net book value. This regulatory asset is pending regulatory approval.

(c)
SWEPCo requested recovery of the Texas jurisdictional share (approximately 33%) of the net book value of Welsh Plant, Unit 2 in the 2016 Texas Base Rate Case. This regulatory asset is pending regulatory approval.

In January 2017, Dayton Power and Light Company announced the future retirement of the 2,308 MW Stuart Plant, Units 1-4. The retirement is scheduled for June 2018. Stuart Plant, Units 1-4 are operated by Dayton Power and Light Company and are jointly owned by AGR and nonaffiliated entities. AGR owns 600 MWs of the Stuart Plant, Units 1-4. As of March 31, 2017, AGR’s net book value of the Stuart Plant, Units 1-4 was zero.

To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows and impact financial condition.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements. The primary regulatory programs that continue to drive investments in AEP’s existing generating units include: (a) periodic revisions to the National Ambient Air Quality Standards (NAAQS) and the development of SIPs to achieve any more stringent standards; (b) implementation of the regional haze program by the states and the Federal EPA; (c) regulation of hazardous air pollutant emissions under the Mercury and Air Toxics Standards (MATS) Rule; (d) implementation and review of the Cross-State Air Pollution Rule (CSAPR), a FIP designed to eliminate significant contributions from sources in upwind states to nonattainment or maintenance areas in downwind states and (e) the Federal EPA’s regulation of greenhouse gas emissions from fossil-fueled electric generating units under Section 111 of the CAA.

In March 2017, President Trump issued a series of executive orders designed to allow the Federal EPA to review and take appropriate action to revise or rescind regulatory requirements that place undue burdens on affected entities, including specific orders directing the Federal EPA to review rules that unnecessarily burden the production and use of energy. The Federal EPA published notice and an opportunity to comment on how to identify such requirements and what steps can be taken to reduce or eliminate such burdens. Future changes that result from this effort may affect AEP’s compliance plans.

Notable developments in significant CAA regulatory requirements affecting AEP’s operations are discussed in the following sections.

National Ambient Air Quality Standards (NAAQS)

The Federal EPA issued new, more stringent NAAQS for SO2 in 2010, PM in 2012 and ozone in 2015. Reviews of these standards are underway. States are still in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the 2010 SO2 NAAQS and may develop additional requirements for AEP’s facilities as a result of those evaluations. In April 2017, the Federal EPA requested a stay of proceedings in the U.S. Court of Appeals for the District of Columbia Circuit where challenges to the 2015 ozone standard are pending, to allow reconsideration of that standard by the new administration. Management cannot currently predict the nature, stringency or timing of additional requirements for AEP’s facilities based on the outcome of these activities.

Regional Haze

The Federal EPA issued a Clean Air Visibility Rule (CAVR), detailing how the CAA’s requirement that certain facilities install best available retrofit technology (BART) will address regional haze in federal parks and other protected areas.  BART requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.  CAVR will be implemented through SIPs or, if SIPs are not adequate or are not developed on schedule, through FIPs.  In January 2017, the Federal EPA revised the rules governing submission of SIPs to implement the visibility programs, including a provision that postpones the due date for the next comprehensive SIP revisions until 2021. Petitions for review of the final rule revisions have been filed in the U.S. Court of Appeals for the District of Columbia Circuit.

The Federal EPA proposed disapproval of regional haze SIPs in a few states, including Arkansas and Texas.  In March 2012, the Federal EPA disapproved certain portions of the Arkansas regional haze SIP. In April 2015, the Federal EPA published a proposed FIP to replace the disapproved portions, including revised BART determinations for the Flint Creek Plant that were consistent with the environmental controls currently under construction. In September 2016, the Federal EPA published a final FIP that retains its BART determinations, but accelerates the schedule for implementation of certain required controls. The final rule is being challenged in the courts. In March 2017, the Federal EPA filed a motion that was granted by the U.S. Court of Appeals for the Eighth Circuit Court to hold the case in abeyance for 90 days to allow the parties to engage in settlement negotiations. Management cannot predict the outcome of these proceedings.

In January 2016, the Federal EPA disapproved portions of the Texas regional haze SIP and promulgated a final FIP that did not include any BART determinations. That rule was challenged and stayed by the U.S. Court of Appeals for the Fifth Circuit Court. The parties engaged in settlement discussion but were unable to reach agreement. In March 2017, the U.S. Court of Appeals for the Fifth Circuit granted partial remand of the final rule. In January 2017, Federal EPA proposed source-specific BART requirements for SO2 from sources in Texas, including Welsh Plant, Unit 1. The comment period has not yet closed.

In June 2012, the Federal EPA published revisions to the regional haze rules to allow states participating in the CSAPR trading programs to use those programs in place of source-specific BART for SO2 and NOx emissions based on its determination that CSAPR results in greater visibility improvements than source-specific BART in the CSAPR states.  This rule is being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In November 2016, the Federal EPA proposed to remove Texas from the annual SO2 and NOx budget programs. Management supports compliance with CSAPR programs as satisfaction of the BART requirements.

Cross-State Air Pollution Rule (CSAPR)

In 2011, the Federal EPA issued CSAPR as a replacement for the CAIR, a regional trading program designed to address interstate transport of emissions that contributed significantly to downwind nonattainment with the 1997 ozone and PM NAAQS.  Certain revisions to the rule were finalized in 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units.  Interstate trading of allowances is allowed on a restricted sub-regional basis.

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit.  In 2012, the court issued a decision vacating and remanding CSAPR to the Federal EPA with instructions to continue implementing CAIR until a replacement rule is finalized.  The Federal EPA and other parties filed a petition for review in the U.S. Supreme Court, which was granted in June 2013. In April 2014, the U.S. Supreme Court issued a decision reversing in part the decision of the U.S. Court of Appeals for the District of Columbia Circuit and remanding the case for further proceedings consistent with the opinion. The Federal EPA filed a motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. The court granted the Federal EPA’s motion. In July 2015, the U.S. Court of Appeals for the District of Columbia Circuit found that the Federal EPA over-controlled the SO2 and/or NOx budgets of 14 states. The U.S. Court of Appeals for the District of Columbia Circuit remanded the rule to the Federal EPA to timely revise the rule consistent with the court’s opinion while CSAPR remains in place.

In October 2016, a final rule was issued to address the remand and to incorporate additional changes necessary to address the 2008 ozone standard. The final rule significantly reduces ozone season budgets in many states and discounts the value of banked CSAPR ozone season allowances beginning with the 2017 ozone season. The rule has been challenged in the courts and petitions for administrative reconsideration have been filed. Management believes that there are flaws in the underlying analysis of and justification for this rule. Management is evaluating compliance options for the 2017 ozone season, including any opportunity to further optimize NOx emissions and availability of allowances.

Mercury and Other Hazardous Air Pollutants (HAPs) Regulation

In 2012, the Federal EPA issued a rule addressing a broad range of HAPs from coal and oil-fired power plants.  The rule establishes unit-specific emission rates for units burning coal on a 30-day rolling average basis for mercury, PM (as a surrogate for particles of nonmercury metals) and hydrogen chloride (as a surrogate for acid gases).  In addition, the rule proposes work practice standards, such as boiler tune-ups, for controlling emissions of organic HAPs and dioxin/furans.  Compliance was required within three years. Management obtained administrative extensions for up to one year at several units to facilitate the installation of controls or to avoid a serious reliability problem.

In April 2014, the U.S. Court of Appeals for the District of Columbia Circuit denied all of the petitions for review of the April 2012 final rule. Industry trade groups and several states filed petitions for further review in the U.S. Supreme Court and the court granted those petitions in November 2014.

In June 2015, the U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit. The U.S. Court of Appeals for the District of Columbia Circuit remanded the MATS rule for further proceedings consistent with the U.S. Supreme Court’s decision that the Federal EPA was unreasonable in refusing to consider costs in its determination whether to regulate emissions of HAPs from power plants. The Federal EPA issued notice of a supplemental finding concluding that it is appropriate and necessary to regulate HAP emissions from coal-fired and oil-fired units. Management submitted comments on the proposal. In April 2016, the Federal EPA affirmed its determination that regulation of HAPs from electric generating units is necessary and appropriate. Petitions for review of the Federal EPA’s April 2016 determination have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument was scheduled for May 2017, but in April 2017 the Federal EPA requested that oral argument be postponed to facilitate its review of the rule. The rule remains in effect.

Climate Change, CO2 Regulation and Energy Policy

The majority of the states where AEP has generating facilities passed legislation establishing renewable energy, alternative energy and/or energy efficiency requirements that can assist in reducing carbon emissions.  Management is taking steps to comply with these requirements, including increasing wind and solar installations and power purchases and broadening the AEP System’s portfolio of energy efficiency programs.

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

The final emissions guidelines for existing sources, known as the Clean Power Plan (CPP), are based on a series of declining emission rates that are implemented beginning in 2022 through 2029. The final emission rate is 771 pounds of CO2 per MWh for existing natural gas combined cycle units and 1,305 pounds of CO2 per MWh for existing fossil steam units in 2030 and thereafter. The Federal EPA also developed a set of rate-based and mass-based state goals.

The Federal EPA also published proposed “model” rules that can be adopted by the states that would allow sources within “trading ready” state programs to trade, bank or sell allowances or credits issued by the states. These rules would also be the basis for any federal plan issued by the Federal EPA in a state that fails to submit or receive approval for a state plan. In June 2016, the Federal EPA issued a separate proposal for the Clean Energy Incentive Program (CEIP) that was included in the model rules.

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

In March 2017, the Federal EPA filed in the U.S. Court of Appeals for the District of Columbia Circuit notice of 1) an Executive Order from the President of the United States titled “Promoting Energy Independence and Economic Growth” directing the Federal EPA to review the Clean Power Plan and related rules; 2) the Federal EPA’s initiation of a review of the Clean Power Plan and 3) if the Federal EPA determines appropriate, a forthcoming rulemaking related to the Clean Power Plan consistent with the Executive Order. In this same filing, the Federal EPA also presented a motion to hold the litigation in abeyance until 30 days after the conclusion of review and any resulting rulemaking. In April 2017, the Federal EPA withdrew the proposed rule for a federal plan and model trading rules and the proposed CEIP to implement the Clean Power Plan.

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

The final rule became effective in October 2015. The Federal EPA regulates CCR as a non-hazardous solid waste by its issuance of new minimum federal solid waste management standards. The rule applies to new and existing active CCR landfills and CCR surface impoundments at operating electric utility or independent power production facilities. The rule imposes new and additional construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements to be implemented on a schedule spanning an approximate four year implementation period. Challenges to the rule by industry associations of which AEP is a member are proceeding.

In December 2016, the U.S. Congress passed legislation authorizing states to submit programs to regulate CCR facilities, and the Federal EPA to approve such programs if they are no less stringent than the minimum federal standards. The Federal EPA may also enforce compliance with the minimum standards until a state program is approved or if states fail to adopt their own programs.

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

In addition, the Federal EPA developed revised effluent limitation guidelines for electricity generating facilities.  A final rule was issued in November 2015. The final rule establishes limits on flue gas desulfurization wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater as soon as possible after November 2018 and no later than December 2023. These new requirements will be implemented through each facility’s wastewater discharge permit. The rule has been challenged in the U.S. Court of Appeals for the Fifth Circuit. In March 2017, industry associations filed a petition for reconsideration of the rule with the Federal EPA. In April 2017, the Federal EPA granted reconsideration of the rule and issued a stay of the rule’s future compliance deadlines. In April 2017, the U.S. Court of Appeals for the Fifth Circuit granted a stay of the litigation for 120 days. Management continues to assess technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting.

In June 2015, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This jurisdictional definition applies to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. The final definition continues to recognize traditional navigable waters of the U.S. as jurisdictional as well as certain exclusions. The rule also contains a number of new specific definitions and criteria for determining whether certain other waters are jurisdictional because of a “significant nexus.” Management believes that clarity and efficiency in the permitting process is needed. Management remains concerned that the rule introduces new concepts and could subject more of AEP’s operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. The final rule is being challenged in both courts of appeal and district courts. Challengers include industry associations of which AEP is a member. The U.S. Court of Appeals for the Sixth Circuit granted a nationwide stay of the rule pending jurisdictional determinations. In February 2016, the U.S. Court of Appeals for the Sixth Circuit issued a decision holding that it has exclusive jurisdiction to decide the challenges to the “waters of the United States” rule. Industry, state and related associations have filed petitions for a rehearing of the jurisdictional decision. In April 2016, the U.S. Court of Appeals for the Sixth Circuit denied the petitions. In January 2017, the decision was appealed to the U.S. Supreme Court, which granted certiorari to review the jurisdictional issue.

In March 2017, the Federal EPA published a notice of intent to review the rule and provide an advanced notice of a proposed rulemaking consistent with the Executive Order of the President of the United States directing the Federal EPA and U.S. Army Corps of Engineers to review and rescind or revise the rule. The U.S. Supreme Court denied the related motion to hold briefing in abeyance pending further Federal EPA actions on the rule and the appeal on the jurisdictional issue continues.

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

AEP’s reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo and AEP Texas.

•	OPCo purchases energy and capacity at auction to serve SSO customers and provides transmission and distribution services for all connected load.

•
With the merger of TCC and TNC into AEP Utilities, Inc. to form AEP Texas, the Transmission and Distribution segment now includes certain activities related to the former AEP Utilities, Inc. that had been included in Corporate and Other.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in AEP’s wholly-owned transmission-only subsidiaries and transmission-only joint ventures. These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Competitive generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO.

•	Contracted renewable energy investments and management services.

The remainder of AEP’s activities is presented as Corporate and Other. While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries, Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

The following discussion of AEP’s results of operations by operating segment includes an analysis of gross margin, which is a non-GAAP financial measure. Gross margin includes Total Revenues less the costs of Fuel and Other Consumables Used for Electric Generation as well as Purchased Electricity for Resale, Generation Deferrals and Amortization of Generation Deferrals as presented in the Registrants statements of income as applicable. These expenses are generally collected from customers through cost recovery mechanisms. As such, management uses gross margin for internal reporting analysis as it excludes the fluctuations in revenue caused by changes in these expenses. Operating income, which is presented in accordance with GAAP in AEP’s statements of income, is the most directly comparable GAAP financial measure to the presentation of gross margin. AEP’s definition of gross margin may not be directly comparable to similarly titled financial measures used by other companies.

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Vertically Integrated Utilities	$219.5	$277.6
Transmission and Distribution Utilities	119.1	107.5
AEP Transmission Holdco	71.8	43.9
Generation & Marketing	186.2	70.7
Corporate and Other	(4.4)	1.5
Earnings Attributable to AEP Common Shareholders	$592.2	$501.2

AEP CONSOLIDATED

First Quarter of 2017 Compared to First Quarter of 2016

Earnings Attributable to AEP Common Shareholders increased from $501 million in 2016 to $592 million in 2017 primarily due to:

•	A gain resulting from the sale of certain merchant generation assets.

•	An increase in transmission investment primarily at AEP Transmission Holdco which resulted in higher revenues and income.

•	Favorable rate proceedings in AEP’s various jurisdictions.

These increases were partially offset by:

•	A decrease in generation revenues associated with the sale of certain merchant generation assets.

•	A decrease in weather-related usage.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended March 31,
Vertically Integrated Utilities	2017	2016
	(in millions)
Revenues	$2,290.4	$2,245.6
Fuel and Purchased Electricity	788.4	742.0
Gross Margin	1,502.0	1,503.6
Other Operation and Maintenance	654.2	629.6
Depreciation and Amortization	278.3	266.8
Taxes Other Than Income Taxes	101.1	97.9
Operating Income	468.4	509.3
Interest and Investment Income	3.1	0.6
Carrying Costs Income	4.1	2.2
Allowance for Equity Funds Used During Construction	6.2	14.8
Interest Expense	(134.9)	(127.3)
Income Before Income Tax Expense and Equity Earnings	346.9	399.6
Income Tax Expense	127.7	121.9
Equity Earnings of Unconsolidated Subsidiaries	1.3	1.0
Net Income	220.5	278.7
Net Income Attributable to Noncontrolling Interests	1.0	1.1
Earnings Attributable to AEP Common Shareholders	$219.5	$277.6

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	8,239	9,124
Commercial	5,689	5,880
Industrial	8,264	8,267
Miscellaneous	536	541
Total Retail	22,728	23,812

Wholesale (a)	6,507	4,792

Total KWhs	29,235	28,604
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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Eastern Region
Actual – Heating (a)	1,181	1,520
Normal – Heating (b)	1,615	1,633

Actual – Cooling (c)	1	5
Normal – Cooling (b)	5	5

Western Region
Actual – Heating (a)	530	678
Normal – Heating (b)	892	892

Actual – Cooling (c)	82	30
Normal – Cooling (b)	24	23

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

First Quarter of 2016	$277.6

Changes in Gross Margin:
Retail Margins	(13.1)
Off-system Sales	4.2
Transmission Revenues	6.0
Other Revenues	1.3
Total Change in Gross Margin	(1.6)

Changes in Expenses and Other:
Other Operation and Maintenance	(24.6)
Depreciation and Amortization	(11.5)
Taxes Other Than Income Taxes	(3.2)
Interest and Investment Income	2.5
Carrying Costs Income	1.9
Allowance for Equity Funds Used During Construction	(8.6)
Interest Expense	(7.6)
Total Change in Expenses and Other	(51.1)

Income Tax Expense	(5.8)
Equity Earnings	0.3
Net Income Attributable to Noncontrolling Interests	0.1

First Quarter of 2017	$219.5

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $13 million primarily due to the following:

•	A $58 million decrease in weather-related usage primarily in the eastern region.

•	A $12 million decrease in weather-normalized margins primarily in the commercial and industrial classes.
These decreases were partially offset by:

•	The effect of rate proceedings in AEP’s service territories which included:

•	An $18 million increase from rate proceedings in the Indiana service territory.

•	A $9 million increase due to revenue increases from rate riders in Arkansas, Texas and Louisiana.

•	A $9 million net increase primarily due to rate increases in West Virginia.

•	An $8 million increase for PSO due to revenue increases from rate riders/trackers.
For the rate increases described above, $19 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $7 million increase primarily due to reduced fuel and other variable production costs not recovered through fuel clauses or other trackers.

•	A $4 million increase due to reduced fuel costs not currently recovered in rates.

•	Margins from Off-system Sales increased $4 million primarily due to higher market prices and decreased internal loads.

•	Transmission Revenues increased $6 million primarily due to the following:

•	A $4 million increase due to PJM formula rate increases driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

•	A $3 million increase due to an increase in transmission investments in SPP.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $25 million primarily due to the following:

•
A $41 million increase in recoverable expenses, primarily including PJM expenses, energy efficiency expenses and vegetation management expenses fully recovered in rate recovery riders/trackers within Retail Margins above.

•	A $13 million increase in vegetation management expenses.
These increases were partially offset by:

•	A $16 million decrease in employee-related expenses.

•
A $9 million decrease due to amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This decrease in expense is offset within Retail Margins above.

•	Depreciation and Amortization expenses increased $12 million primarily due to a higher depreciable base.

•	Allowance for Equity Funds Used During Construction decreased $9 million primarily due to completed environmental projects at Welsh and Flint Creek plants in the second quarter of 2016.

•	Interest Expense increased $8 million primarily due to the following:

•	A $4 million increase due to lower AFUDC borrowed funds resulting from completed environmental projects at Welsh and Flint Creek plants in the second quarter of 2016.

•	A $3 million increase primarily due to higher long-term debt balances at I&M.

•
Income Tax Expense increased $6 million primarily due to the recording of favorable federal and state income tax adjustments in 2016 and changes in other book/tax differences which are accounted for on a flow-through basis, partially offset by a decrease in pretax book income.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended March 31,
Transmission and Distribution Utilities	2017	2016
	(in millions)
Revenues	$1,086.4	$1,096.8
Purchased Electricity	223.4	217.6
Amortization of Generation Deferrals	60.9	55.1
Gross Margin	802.1	824.1
Other Operation and Maintenance	285.7	325.5
Depreciation and Amortization	156.2	156.3
Taxes Other Than Income Taxes	126.9	123.3
Operating Income	233.3	219.0
Interest and Investment Income	3.5	2.5
Carrying Costs Income	1.9	1.9
Allowance for Equity Funds Used During Construction	4.2	4.3
Interest Expense	(60.0)	(67.3)
Income Before Income Tax Expense	182.9	160.4
Income Tax Expense	63.8	52.9
Net Income	119.1	107.5
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$119.1	$107.5

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	5,894	6,241
Commercial	5,753	5,787
Industrial	5,476	5,498
Miscellaneous	160	166
Total Retail (a)	17,283	17,692

Wholesale (b)	798	323

Total KWhs	18,081	18,015

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Eastern Region
Actual – Heating (a)	1,403	1,691
Normal – Heating (b)	1,899	1,919

Actual – Cooling (c)	3	1
Normal – Cooling (b)	3	3

Western Region
Actual – Heating (a)	102	121
Normal – Heating (b)	195	194

Actual – Cooling (d)	258	159
Normal – Cooling (b)	113	109

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d) Western Region cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

First Quarter of 2016	$107.5

Changes in Gross Margin:
Retail Margins	(19.4)
Off-System Sales	(7.6)
Transmission Revenues	9.2
Other Revenues	(4.2)
Total Change in Gross Margin	(22.0)

Changes in Expenses and Other:
Other Operation and Maintenance	39.8
Depreciation and Amortization	0.1
Taxes Other Than Income Taxes	(3.6)
Interest and Investment Income	1.0
Allowance for Equity Funds Used During Construction	(0.1)
Interest Expense	7.3
Total Change in Expenses and Other	44.5

Income Tax Expense	(10.9)

First Quarter of 2017	$119.1

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $19 million primarily due to the following:

•
A $46 million decrease in Ohio revenues associated with the Universal Service Fund (USF) surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operating and Maintenance expenses below.

•	A $13 million decrease in weather-normalized margins primarily in the residential class.
These decreases were partially offset by:

•
A $16 million favorable impact in Ohio due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $12 million net increase in Ohio Phase-In Recovery Rider revenue less associated amortizations.

•	A $12 million increase in AEP Texas revenues associated with the Distribution Cost Recovery Factor revenue rider.

•	Margins from Off-system Sales decreased $8 million primarily due to the following:

•	A $16 million decrease in Ohio due to current year losses from a power contract with OVEC which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

•	An $8 million increase in Ohio primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

•	Transmission Revenues increased $9 million primarily due to recovery of increased transmission investment in ERCOT.

•	Other Revenues decreased $4 million primarily due to a decrease in Texas securitization revenue offset in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $40 million primarily due to the following:

•
A $46 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

These decreases were partially offset by:

•
A $6 million increase in Energy Efficiency/Peak Demand Reduction Cost Recovery rider costs and associated deferrals in Ohio. This increase was offset by a corresponding increase in Retail Margins above.

•	Taxes Other Than Income Taxes increased $4 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense decreased $7 million primarily due to the following:

•	A $5 million decrease due to the maturity of a senior unsecured note in June 2016 in Ohio.

•
A $2 million decrease in the Texas securitization transition assets due to the final maturity of the first Texas securitization bond. This decrease was offset by a corresponding decrease in Other Revenues above.

•	Income Tax Expense increased $11 million primarily due to an increase in pretax book income and the recording of favorable state income tax adjustments in 2016.

AEP TRANSMISSION HOLDCO

	Three Months Ended March 31,
AEP Transmission Holdco	2017	2016
	(in millions)
Transmission Revenues	$156.1	$88.6
Other Operation and Maintenance	14.0	11.7
Depreciation and Amortization	24.6	15.5
Taxes Other Than Income Taxes	28.0	21.2
Operating Income	89.5	40.2
Interest and Investment Income	0.2	—
Allowance for Equity Funds Used During Construction	10.8	12.4
Interest Expense	(17.3)	(11.8)
Income Before Income Tax Expense and Equity Earnings	83.2	40.8
Income Tax Expense	36.4	20.4
Equity Earnings of Unconsolidated Subsidiaries	26.0	24.3
Net Income	72.8	44.7
Net Income Attributable to Noncontrolling Interests	1.0	0.8
Earnings Attributable to AEP Common Shareholders	$71.8	$43.9

Summary of Net Plant in Service and CWIP for AEP Transmission Holdco

	March 31,
	2017	2016
	(in millions)
Net Plant in Service	$4,355.9	$2,879.3
CWIP	1,188.8	1,287.2

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

First Quarter of 2016	$43.9

Changes in Transmission Revenues:
Transmission Revenues	67.5
Total Change in Transmission Revenues	67.5

Changes in Expenses and Other:
Other Operation and Maintenance	(2.3)
Depreciation and Amortization	(9.1)
Taxes Other Than Income Taxes	(6.8)
Interest and Investment Income	0.2
Allowance for Equity Funds Used During Construction	(1.6)
Interest Expense	(5.5)
Total Change in Expenses and Other	(25.1)

Income Tax Expense	(16.0)
Equity Earnings	1.7
Net Income Attributable to Noncontrolling Interests	(0.2)

First Quarter of 2017	$71.8

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $68 million primarily due to the following:

•	A $66 million increase due to the updated formula rate filing driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

•	A $2 million increase in rent revenue related to various AEPTCo facilities.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $9 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $7 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $6 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $16 million primarily due to an increase in pretax book income.

GENERATION & MARKETING

	Three Months Ended March 31,
Generation & Marketing	2017	2016
	(in millions)
Revenues	$591.4	$748.0
Fuel, Purchased Electricity and Other	405.2	479.5
Gross Margin	186.2	268.5
Other Operation and Maintenance	86.3	93.6
Asset Impairments and Other Related Charges	11.2	—
Gain on Sale of Merchant Generation Assets	(226.5)	—
Depreciation and Amortization	5.7	48.7
Taxes Other Than Income Taxes	2.0	9.9
Operating Income	307.5	116.3
Interest and Investment Income	2.2	0.5
Allowance for Equity Funds Used During Construction	—	0.2
Interest Expense	(6.5)	(9.0)
Income Before Income Tax Expense	303.2	108.0
Income Tax Expense	117.0	37.3
Net Income	186.2	70.7
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$186.2	$70.7

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended March 31,
	2017	2016
	(in millions of MWhs)
Fuel Type:
Coal	6	5
Natural Gas	2	4
Total MWhs	8	9

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

First Quarter of 2016	$70.7

Changes in Gross Margin:
Generation	(74.7)
Retail, Trading and Marketing	(9.1)
Other	1.5
Total Change in Gross Margin	(82.3)

Changes in Expenses and Other:
Other Operation and Maintenance	7.3
Asset Impairments and Other Related Charges	(11.2)
Gain on Sale of Merchant Generation Assets	226.5
Depreciation and Amortization	43.0
Taxes Other Than Income Taxes	7.9
Interest and Investment Income	1.7
Allowance for Equity Funds Used During Construction	(0.2)
Interest Expense	2.5
Total Change in Expenses and Other	277.5

Income Tax Expense	(79.7)

First Quarter of 2017	$186.2

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $75 million primarily due to the reduction of revenues associated with the sale of certain merchant generation assets partially offset by favorable hedging activity.

•	Retail, Trading and Marketing decreased $9 million primarily due to the impact of favorable wholesale trading and marketing performance in 2016.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $7 million primarily due to the following:

•	A $16 million decrease in plant expenses as a result of the sale of certain merchant generation assets.

•	A $12 million gain resulting from the sale of the Kammer Plant site.
This decrease was partially offset by:

•	A $20 million increase due to the revision of asset retirement obligations related to Stuart Plant.

•	Asset Impairments and Other Related Charges increased $11 million due to an asset impairment of certain merchant generation assets.

•	Gain on Sale of Merchant Generation Assets increased $227 million due to the sale of certain merchant generation assets.

•	Depreciation and Amortization expenses decreased $43 million primarily due to the sale and impairment of certain merchant generation assets.

•	Taxes Other Than Income Taxes decreased $8 million primarily due to the sale of merchant generation assets.

•	Income Tax Expense increased $80 million primarily due to an increase in pretax book income and state income taxes resulting primarily from the sale of certain merchant generation assets.

CORPORATE AND OTHER

First Quarter of 2017 Compared to First Quarter of 2016

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from income of $1 million in 2016 to a loss of $4 million in 2017 primarily due to increased employee-related expenses.

AEP SYSTEM INCOME TAXES

First Quarter of 2017 Compared to First Quarter of 2016

Income Tax Expense increased $108 million primarily due to an increase in pretax book income and state income taxes resulting primarily from the sale of certain merchant generation assets.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2017		December 31, 2016
	(dollars in millions)
Long-term Debt, including amounts due within one year	$19,236.4	50.0%	$20,391.2	(a)	51.6%
Short-term Debt	1,536.0	4.0	1,713.0		4.3
Total Debt	20,772.4	54.0	22,104.2	(a)	55.9
AEP Common Equity	17,687.1	45.9	17,397.0		44.0
Noncontrolling Interests	24.6	0.1	23.1		0.1
Total Debt and Equity Capitalization	$38,484.1	100.0%	$39,524.3		100.0%

(a)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

AEP’s ratio of debt-to-total capital decreased from 55.9% as of December 31, 2016 to 54.0% as of March 31, 2017 primarily due to a decrease in long-term debt due to the use of proceeds from the sale of Merchant Generation Assets to pay down long-term debt. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of March 31, 2017, AEP had $3.5 billion in aggregate credit facility commitments to support its operations.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

AEP manages liquidity by maintaining adequate external financing commitments.  As of March 31, 2017, available liquidity was approximately $2.7 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$3,000.0	June 2021
	Revolving Credit Facility	500.0	June 2018
Total		3,500.0
Cash and Cash Equivalents		175.0
Total Liquidity Sources		3,675.0
Less:	AEP Commercial Paper Outstanding	964.0

Net Available Liquidity		$2,711.0

AEP has credit facilities totaling $3.5 billion to support its commercial paper program.  The $3 billion credit facility allows management to issue letters of credit in an amount up to $1.2 billion.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds certain nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first three months of 2017 was $1.6 billion.  The weighted-average interest rate for AEP’s commercial paper during 2017 was 0.99%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit under four uncommitted facilities totaling $345 million. In April 2017, the $75 million credit facility due in October 2017 was amended to $100 million due in April 2019. As of March 31, 2017, the maximum future payments for letters of credit issued under the uncommitted facilities was $174 million with maturities ranging from April 2017 to March 2018.

Securitized Accounts Receivables

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement expires in June 2018.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of March 31, 2017, this contractually-defined percentage was 51.8%. Nonperformance under these covenants could result in an event of default under these credit agreements. In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.59 per share in April 2017. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$210.5	$176.4
Net Cash Flows from Operating Activities	806.8	799.9
Net Cash Flows from (Used for) Investing Activities	844.8	(1,138.3)
Net Cash Flows from (Used for) Financing Activities	(1,687.1)	352.4
Net Increase (Decrease) in Cash and Cash Equivalents	(35.5)	14.0
Cash and Cash Equivalents at End of Period	$175.0	$190.4

AEP uses short-term debt, including commercial paper, as a bridge to long-term debt financing. The levels of borrowing may vary significantly due to the timing of long-term debt financings and the impact of fluctuations in cash flows.

Operating Activities

	Three Months Ended March 31,
	2017	2016
	(in millions)
Income from Operations	$594.2	$503.1
Depreciation and Amortization	481.9	497.1
Deferred Income Taxes	136.2	330.2
Gain on Sale of Merchant Generation Assets	(226.5)	—
Accrued Taxes, Net	186.8	(169.2)
Other	(365.8)	(361.3)
Net Cash Flows from Operating Activities	$806.8	$799.9

Net Cash Flows from Operating Activities were $807 million in 2017 consisting primarily of Income from Operations of $594 million and $482 million of noncash Depreciation and Amortization. In addition, AEP recorded a gain of $227 million on the sale of merchant generation assets. See Note 6 - Impairment, Disposition and Assets and Liabilities Held for Sale for a complete discussion of this sale. Deferred and accrued taxes changed primarily due to the income tax impacts associated with the sale of merchant generation assets and the receipt of a tax refund related to the U.K. Windfall Tax. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.

Net Cash Flows from Operating Activities were $800 million in 2016 consisting primarily of Income from Operations of $503 million and $497 million of noncash Depreciation and Amortization. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities. Deferred Income Taxes increased primarily due to provisions in the Protecting Americans from Tax Hikes Act of 2015 and an increase in tax versus book temporary differences from operations.

Investing Activities

	Three Months Ended March 31,
	2017	2016
	(in millions)
Construction Expenditures	$(1,365.8)	$(1,203.5)
Acquisitions of Nuclear Fuel	(3.7)	(45.5)
Proceeds from Sale of Merchant Generation Assets	2,159.6	—
Other	54.7	110.7
Net Cash Flows from (Used for) Investing Activities	$844.8	$(1,138.3)

Net Cash Flows from Investing Activities were $845 million in 2017 primarily due to proceeds received from the sale of merchant generation assets, partially offset by construction expenditures for environmental, distribution and transmission investments.

Net Cash Flows Used for Investing Activities were $1.1 billion in 2016 primarily due to construction expenditures for environmental, distribution and transmission investments.

Financing Activities

	Three Months Ended March 31,
	2017	2016
	(in millions)
Issuance of Common Stock, Net	$—	$12.1
Issuance/Retirement of Debt, Net	(1,336.4)	623.7
Make Whole Payment on Extinguishment of Long-term Debt	(44.9)	—
Dividends Paid on Common Stock	(291.4)	(276.5)
Other	(14.4)	(6.9)
Net Cash Flows from (Used for) Financing Activities	$(1,687.1)	$352.4

Net Cash Flows Used for Financing Activities in 2017 were $1.7 billion. AEP’s net debt retirements were $1.3 billion. The net retirements included a decrease in short-term borrowing of $177 million, retirements of $403 million of senior unsecured notes, $181 million of pollution control bonds, $124 million of securitization bonds and $534 million of other debt notes offset by issuances of $77 million of pollution control bonds and $7 million of other debt notes. AEP paid common stock dividends of $291 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows from Financing Activities in 2016 were $352 million. AEP’s net debt issuances were $624 million. The net issuances included an increase in short-term borrowing of $421 million, issuances of $400 million of senior unsecured notes and $125 million of pollution control bonds offset by retirements of $162 million of securitization bonds, $125 million of pollution control bonds and $35 million of senior unsecured and other debt notes. AEP paid common stock dividends of $277 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

In April 2017, Transource Energy issued $132 million of variable rate Other Long-term Debt due in 2020.

In April 2017, Transource Missouri retired its variable rate $131 million Other Long-term Debt due in 2018.

OFF-BALANCE SHEET ARRANGEMENTS

AEP’s current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that AEP enters in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	March 31, 2017	December 31, 2016
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$886.2	$886.2
Railcars Maximum Potential Loss from Lease Agreement	18.4	18.4

For complete information on each of these off-balance sheet arrangements, see the “Off-balance Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report.

CONTRACTUAL OBLIGATION INFORMATION

A summary of contractual obligations is included in the 2016 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, NEW ACCOUNTING PRONOUNCEMENTS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting pronouncements.

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted During the First Quarter of 2017

The FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. Management adopted ASU 2015-11 prospectively, effective January 1, 2017. There was no impact on results of operations, financial position or cash flows at adoption.

The FASB issued ASU 2016-09 “Compensation – Stock Compensation” simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of income.  Management adopted ASU 2016-09 effective January 1, 2017. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur. There was an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.

Pronouncements Effective in the Future

The FASB issued ASU 2014-09 “Revenue from Contracts with Customers” clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The FASB deferred implementation of ASU 2014-09 under the terms in ASU 2015-14, “Revenue from Contracts with Customers (Topic: 606): Deferral of the Effective Date.” The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. Management continues to analyze the impact of the new revenue standard and related ASUs. During 2016 and continuing through the first quarter of 2017, revenue contract assessments were completed. Material revenue streams were identified within the AEP System and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time. Contracts determined to be satisfied over time generally qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. Based upon the completed assessments, management does not expect a material impact to the timing of revenue recognized or net income and plans to elect the modified retrospective transition approach upon adoption. Management also continues to monitor unresolved industry implementation issues, including items related to collectability, and will analyze the related impacts to revenue recognition. Management plans to adopt ASU 2014-09 effective January 1, 2018.

The FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” enhancing the reporting model for financial instruments. Under the new standard, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. The new standard also amends disclosure requirements and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The amendments will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-01 effective January 1, 2018.

The FASB issued ASU 2016-02 “Accounting for Leases” increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, an entity must recognize an asset and liability for operating leases on the balance sheets. Additionally, a capital lease will be known as a finance lease going forward. Leases with lease terms of 12 months or longer will be subject to the new requirements. Fundamentally, the criteria used to determine lease classification will remain the same, but will be more subjective under the new standard. The new accounting guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The guidance will be applied by means of a modified retrospective approach. The modified retrospective approach will require lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management continues to analyze the impact of the new lease standard. During 2016 and continuing through the first quarter of 2017, lease contract assessments were completed. The AEP System lease population was identified and representative lease contracts were sampled. Based upon the completed assessments, management prepared a system gap analysis to outline new disclosure compliance requirements compared to current system capabilities. Lease system options are currently being evaluated. Management plans to elect certain of the following practical expedients upon adoption:

Practical Expedient	Description
Overall Expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to reassess whether any expired or existing contracts are/or contain leases, do not need to reassess the lease classification for any expired or existing leases and do not need to reassess initial direct costs for any existing leases.

Lease and Non-lease Components (elect by class of underlying asset)	Elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component.
Short-term Lease (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases.
Lease term	Elect to use hindsight to determine the lease term.

Management expects the new standard to impact financial position, but not results of operations or cash flows. Management also continues to monitor unresolved industry implementation issues, including items related to renewables and PPAs, pole attachments, easements and right-of-ways, and will analyze the related impacts to lease accounting. Management plans to adopt ASU 2016-02 effective January 1, 2019.

The FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-13 effective January 1, 2020.

The FASB issued ASU 2016-18 “Restricted Cash” clarifying the treatment of restricted cash on the statements of cash flows. Under the new standard, amounts considered restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statements of cash flows. The new accounting guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. The guidance will be applied by means of a retrospective approach. Management is analyzing the impact of the new standard. Management plans to adopt ASU 2016-18 effective for the 2017 Annual Report.

The FASB issued ASU 2017-07 “Compensation - Retirement Benefits” requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable following labor. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Management is analyzing the impact of the new standard. Management plans to adopt ASU 2017-07 effective January 1, 2018.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Vice Chairman, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Vice Chairman, Chief Financial Officer, and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2016:

MTM Risk Management Contract Net Assets (Liabilities)
Three Months Ended March 31, 2017

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2016	$5.2	$(118.2)	$164.2	$51.2
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(10.4)	1.4	(21.2)	(30.2)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	12.9	12.9
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	1.9	1.9
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	0.3	(7.5)	—	(7.2)
Total MTM Risk Management Contract Net Assets (Liabilities) as of March 31, 2017	$(4.9)	$(124.3)	$157.8	28.6
Commodity Cash Flow Hedge Contracts				(60.6)
Fair Value Hedge Contracts				(1.9)
Collateral Deposits				16.4
Total MTM Derivative Contract Net Liabilities as of March 31, 2017				$(17.5)

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

Credit Risk

Credit risk is mitigated in wholesale marketing and trading activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. Management uses Moody’s Investors Service, Standard & Poor’s and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis.

AEP has risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of March 31, 2017, credit exposure net of collateral to sub investment grade counterparties was approximately 6.8%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of March 31, 2017, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$683.8	$3.5	$680.3	3	$369.0
Split Rating	12.1	—	12.1	1	11.0
Noninvestment Grade	0.1	—	0.1	1	0.1
No External Ratings:
Internal Investment Grade	111.9	—	111.9	3	77.2
Internal Noninvestment Grade	70.3	11.8	58.5	3	38.6
Total as of March 31, 2017	$878.2	$15.3	$862.9

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2017, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2017				December 31, 2016
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$0.4	$0.1	$0.1	$0.2	$1.1	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2017				December 31, 2016
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.4	$6.5	$1.2	$0.4	$5.6	$8.4	$1.5	$0.4

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

Interest Rate Risk

Management utilizes an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of March 31, 2017 and December 31, 2016, the estimated EaR on AEP’s debt portfolio for the following twelve months was $22 million and $29 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Vertically Integrated Utilities	$2,269.8	$2,218.1
Transmission and Distribution Utilities	1,066.4	1,077.3
Generation & Marketing	558.8	713.9
Other Revenues	38.3	35.6
TOTAL REVENUES	3,933.3	4,044.9

EXPENSES
Fuel and Other Consumables Used for Electric Generation	635.6	675.6
Purchased Electricity for Resale	769.6	731.4
Other Operation	602.2	715.1
Maintenance	302.4	278.7
Asset Impairments and Other Related Charges	11.2	—
Gain on Sale of Merchant Generation Assets	(226.5)	—
Depreciation and Amortization	481.9	497.1
Taxes Other Than Income Taxes	259.8	254.1
TOTAL EXPENSES	2,836.2	3,152.0

OPERATING INCOME	1,097.1	892.9

Other Income (Expense):
Interest and Investment Income	8.0	2.1
Carrying Costs Income	5.9	3.9
Allowance for Equity Funds Used During Construction	21.2	31.7
Interest Expense	(221.8)	(217.0)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	910.4	713.6

Income Tax Expense	343.2	235.5
Equity Earnings of Unconsolidated Subsidiaries	27.0	25.0

NET INCOME	594.2	503.1

Net Income Attributable to Noncontrolling Interests	2.0	1.9

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$592.2	$501.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	491,712,042	491,108,392

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.20	$1.02

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	492,031,975	491,332,305

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.20	$1.02

CASH DIVIDENDS DECLARED PER SHARE	$0.59	$0.56

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net Income	$594.2	$503.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(8.7) and $(4.0) in 2017 and 2016, Respectively	(16.1)	(7.4)
Securities Available for Sale, Net of Tax of $0.6 and $0.3 in 2017 and 2016, Respectively	1.2	0.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0.1 and $0.1 in 2017 and 2016, Respectively	0.2	0.1

TOTAL OTHER COMPREHENSIVE LOSS	(14.7)	(6.7)

TOTAL COMPREHENSIVE INCOME	579.5	496.4

Total Comprehensive Income Attributable to Noncontrolling Interests	2.0	1.9

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$577.5	$494.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2015	511.4	$3,324.0	$6,296.5	$8,398.3	$(127.1)	$13.2	$17,904.9

Issuance of Common Stock	0.2	1.3	10.8				12.1
Common Stock Dividends				(275.3)		(1.2)	(276.5)
Other Changes in Equity			2.9	0.6		1.3	4.8
Net Income				501.2		1.9	503.1
Other Comprehensive Loss					(6.7)		(6.7)
TOTAL EQUITY – MARCH 31, 2016	511.6	$3,325.3	$6,310.2	$8,624.8	$(133.8)	$15.2	$18,141.7

TOTAL EQUITY – DECEMBER 31, 2016	512.0	$3,328.3	$6,332.6	$7,892.4	$(156.3)	$23.1	$17,420.1

Common Stock Dividends				(290.3)		(1.1)	(291.4)
Other Changes in Equity			2.9	—		0.6	3.5
Net Income				592.2		2.0	594.2
Other Comprehensive Loss					(14.7)		(14.7)
TOTAL EQUITY – MARCH 31, 2017	512.0	$3,328.3	$6,335.5	$8,194.3	$(171.0)	$24.6	$17,711.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$175.0	$210.5
Other Temporary Investments (March 31, 2017 and December 31, 2016 Amounts Include $260 and $322.5, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, EIS and Sabine)	275.0	331.7
Accounts Receivable:
Customers	601.0	705.1
Accrued Unbilled Revenues	143.6	158.7
Pledged Accounts Receivable – AEP Credit	900.1	972.7
Miscellaneous	104.2	118.1
Allowance for Uncollectible Accounts	(37.7)	(37.9)
Total Accounts Receivable	1,711.2	1,916.7
Fuel	408.0	423.8
Materials and Supplies	547.3	543.5
Risk Management Assets	85.0	94.5
Regulatory Asset for Under-Recovered Fuel Costs	158.5	156.6
Margin Deposits	105.7	79.9
Assets Held for Sale	9.7	1,951.2
Prepayments and Other Current Assets	141.0	325.5
TOTAL CURRENT ASSETS	3,616.4	6,033.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	20,290.3	19,848.9
Transmission	16,874.8	16,658.7
Distribution	19,136.6	18,900.8
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	3,412.0	3,444.3
Construction Work in Progress	3,196.8	3,183.9
Total Property, Plant and Equipment	62,910.5	62,036.6
Accumulated Depreciation and Amortization	16,674.2	16,397.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	46,236.3	45,639.3

OTHER NONCURRENT ASSETS
Regulatory Assets	5,583.1	5,625.5
Securitized Assets	1,425.2	1,486.1
Spent Nuclear Fuel and Decommissioning Trusts	2,333.2	2,256.2
Goodwill	52.5	52.5
Long-term Risk Management Assets	310.5	289.1
Deferred Charges and Other Noncurrent Assets	2,171.1	2,085.1
TOTAL OTHER NONCURRENT ASSETS	11,875.6	11,794.5

TOTAL ASSETS	$61,728.3	$63,467.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

			March 31,	December 31,
			2017	2016
CURRENT LIABILITIES
Accounts Payable			$1,116.9	$1,688.5
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			572.0	673.0
Other Short-term Debt			964.0	1,040.0
Total Short-term Debt			1,536.0	1,713.0
Long-term Debt Due Within One Year (March 31, 2017 and December 31, 2016 Amounts Include $554.2 and $427.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			2,514.2	2,878.0
Risk Management Liabilities			68.2	53.4
Customer Deposits			342.0	343.2
Accrued Taxes			1,078.5	1,048.0
Accrued Interest			239.7	227.2
Regulatory Liability for Over-Recovered Fuel Costs			7.5	8.0
Liabilities Held for Sale			3.5	235.9
Other Current Liabilities			1,008.0	1,302.8
TOTAL CURRENT LIABILITIES			7,914.5	9,498.0

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2017 and December 31, 2016 Amounts Include $1,461.1 and $1,737.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy and Sabine)			16,722.2	17,378.4
Long-term Risk Management Liabilities			344.8	316.2
Deferred Income Taxes			11,981.6	11,884.4
Regulatory Liabilities and Deferred Investment Tax Credits			3,867.6	3,751.3
Asset Retirement Obligations			1,869.8	1,830.6
Employee Benefits and Pension Obligations			586.2	614.1
Deferred Credits and Other Noncurrent Liabilities			728.3	774.6
TOTAL NONCURRENT LIABILITIES			36,100.5	36,549.6

TOTAL LIABILITIES			44,015.0	46,047.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			1.6	—

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2017	2016
Shares Authorized	600,000,000	600,000,000
Shares Issued	512,048,663	512,048,520
(20,336,592 Shares were Held in Treasury as of March 31, 2017 and December 31, 2016)			3,328.3	3,328.3
Paid-in Capital			6,335.5	6,332.6
Retained Earnings			8,194.3	7,892.4
Accumulated Other Comprehensive Income (Loss)			(171.0)	(156.3)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			17,687.1	17,397.0

Noncontrolling Interests			24.6	23.1

TOTAL EQUITY			17,711.7	17,420.1

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$61,728.3	$63,467.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$594.2	$503.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	481.9	497.1
Deferred Income Taxes	136.2	330.2
Asset Impairments and Other Related Charges	11.2	—
Carrying Costs Income	(5.9)	(3.9)
Allowance for Equity Funds Used During Construction	(21.2)	(31.7)
Mark-to-Market of Risk Management Contracts	6.0	20.9
Amortization of Nuclear Fuel	35.1	40.5
Property Taxes	(44.4)	(34.4)
Deferred Fuel Over/Under-Recovery, Net	19.3	10.6
Gain on Sale of Merchant Generation Assets	(226.5)	—
Recovery of Ohio Capacity Costs	30.2	35.1
Change in Other Noncurrent Assets	(104.4)	(68.3)
Change in Other Noncurrent Liabilities	45.0	1.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	235.8	(10.8)
Fuel, Materials and Supplies	13.4	(95.4)
Accounts Payable	(250.7)	(34.4)
Accrued Taxes, Net	186.8	(169.2)
Other Current Assets	(45.9)	21.6
Other Current Liabilities	(289.3)	(212.9)
Net Cash Flows from Operating Activities	806.8	799.9

INVESTING ACTIVITIES
Construction Expenditures	(1,365.8)	(1,203.5)
Change in Other Temporary Investments, Net	55.6	122.8
Purchases of Investment Securities	(506.0)	(1,152.0)
Sales of Investment Securities	487.9	1,137.7
Acquisitions of Nuclear Fuel	(3.7)	(45.5)
Proceeds from Sale of Merchant Generation Assets	2,159.6	—
Other Investing Activities	17.2	2.2
Net Cash Flows from (Used for) Investing Activities	844.8	(1,138.3)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	—	12.1
Issuance of Long-term Debt	82.9	525.1
Change in Short-term Debt, Net	(177.0)	421.0
Retirement of Long-term Debt	(1,242.3)	(322.4)
Make Whole Payment on Extinguishment of Long-term Debt	(44.9)	—
Principal Payments for Capital Lease Obligations	(16.6)	(24.9)
Dividends Paid on Common Stock	(291.4)	(276.5)
Other Financing Activities	2.2	18.0
Net Cash Flows from (Used for) Financing Activities	(1,687.1)	352.4

Net Increase (Decrease) in Cash and Cash Equivalents	(35.5)	14.0
Cash and Cash Equivalents at Beginning of Period	210.5	176.4
Cash and Cash Equivalents at End of Period	$175.0	$190.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$205.9	$199.0
Net Cash Paid (Received) for Income Taxes	(88.8)	7.3
Noncash Acquisitions Under Capital Leases	11.4	45.4
Construction Expenditures Included in Current Liabilities as of March 31,	515.6	544.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	—	29.1
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	1.0	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	3,250	3,764
Commercial	1,591	1,696
Industrial	2,299	2,268
Miscellaneous	210	217
Total Retail	7,350	7,945

Wholesale	806	456

Total KWhs	8,156	8,401

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Actual – Heating (a)	955	1,325
Normal – Heating (b)	1,328	1,344

Actual – Cooling (c)	2	8
Normal – Cooling (b)	7	6

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Net Income
(in millions)

First Quarter of 2016	$126.3

Changes in Gross Margin:
Retail Margins	(35.0)
Off-system Sales	0.7
Transmission Revenues	6.8
Other Revenues	1.2
Total Change in Gross Margin	(26.3)

Changes in Expenses and Other:
Other Operation and Maintenance	6.1
Depreciation and Amortization	(5.1)
Taxes Other Than Income Taxes	1.1
Other Income	0.3
Interest Expense	(1.1)
Total Change in Expenses and Other	1.3

Income Tax Expense	9.3

First Quarter of 2017	$110.6

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $35 million primarily due to the following:

•	A $40 million decrease in weather-related usage primarily due to a 28% decrease in heating degree days.
This decrease was partially offset by:

•	An $8 million net increase primarily due to increases in rates in West Virginia.

•	Transmission Revenues increased by $7 million primarily due to formula rate increases driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $6 million primarily due to the following:

•
A $9 million decrease due to amortization of deferred transmission costs in accordance with the Virginia Transmission Rate Adjustment Clause effective January 2016. This decrease in expense is offset within Retail Margins above.

•	A $3 million decrease in employee-related expenses.
These decreases were partially offset by:

•	A $5 million increase in PJM transmission expenses. This increase in expense is offset within Retail Margins above.

•	Depreciation and Amortization expenses increased $5 million primarily due to an increase in depreciable base.

•	Income Tax Expense decreased $9 million primarily due to a decrease in pretax book income.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$745.0	$775.5
Sales to AEP Affiliates	42.4	40.4
Other Revenues	5.4	4.1
TOTAL REVENUES	792.8	820.0

EXPENSES
Fuel and Other Consumables Used for Electric Generation	167.2	150.7
Purchased Electricity for Resale	90.8	108.2
Other Operation	112.6	120.6
Maintenance	71.2	69.3
Depreciation and Amortization	100.6	95.5
Taxes Other Than Income Taxes	30.2	31.3
TOTAL EXPENSES	572.6	575.6

OPERATING INCOME	220.2	244.4

Other Income (Expense):
Other Income	2.1	1.8
Interest Expense	(48.1)	(47.0)

INCOME BEFORE INCOME TAX EXPENSE	174.2	199.2

Income Tax Expense	63.6	72.9

NET INCOME	$110.6	$126.3

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$110.6	$126.3

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) in 2017 and 2016, Respectively	(0.2)	(0.2)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2) and $(0.2) in 2017 and 2016, Respectively	(0.3)	(0.3)

TOTAL OTHER COMPREHENSIVE LOSS	(0.5)	(0.5)

TOTAL COMPREHENSIVE INCOME	$110.1	$125.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2015	$260.4	$1,828.7	$1,388.7	$(2.8)	$3,475.0

Common Stock Dividends			(75.0)		(75.0)
Net Income			126.3		126.3
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2016	$260.4	$1,828.7	$1,440.0	$(3.3)	$3,525.8

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$260.4	$1,828.7	$1,502.8	$(8.4)	$3,583.5

Common Stock Dividends			(30.0)		(30.0)
Net Income			110.6		110.6
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2017	$260.4	$1,828.7	$1,583.4	$(8.9)	$3,663.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$3.0	$2.7
Restricted Cash for Securitized Funding	8.0	15.8
Advances to Affiliates	23.7	24.1
Accounts Receivable:
Customers	125.0	131.4
Affiliated Companies	59.9	54.4
Accrued Unbilled Revenues	52.6	52.7
Miscellaneous	3.9	0.9
Allowance for Uncollectible Accounts	(3.3)	(3.5)
Total Accounts Receivable	238.1	235.9
Fuel	118.7	112.0
Materials and Supplies	99.0	98.8
Risk Management Assets	1.1	2.6
Accrued Tax Benefits	1.7	4.2
Regulatory Asset for Under-Recovered Fuel Costs	67.3	68.4
Margin Deposits	9.6	17.5
Prepayments and Other Current Assets	10.2	9.7
TOTAL CURRENT ASSETS	580.4	591.7

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,386.4	6,332.8
Transmission	2,809.5	2,796.9
Distribution	3,616.3	3,569.1
Other Property, Plant and Equipment	378.3	373.5
Construction Work in Progress	386.1	390.3
Total Property, Plant and Equipment	13,576.6	13,462.6
Accumulated Depreciation and Amortization	3,705.4	3,636.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,871.2	9,825.8

OTHER NONCURRENT ASSETS
Regulatory Assets	1,111.4	1,121.1
Securitized Assets	299.6	305.3
Long-term Risk Management Assets	0.2	—
Deferred Charges and Other Noncurrent Assets	143.1	133.3
TOTAL OTHER NONCURRENT ASSETS	1,554.3	1,559.7

TOTAL ASSETS	$12,005.9	$11,977.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)

	March 31,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$182.4	$79.6
Accounts Payable:
General	170.9	253.7
Affiliated Companies	77.7	82.6
Long-term Debt Due Within One Year – Nonaffiliated	399.0	503.1
Risk Management Liabilities	6.6	0.3
Customer Deposits	84.3	83.1
Accrued Taxes	118.9	107.6
Accrued Interest	63.1	40.6
Other Current Liabilities	88.9	129.5
TOTAL CURRENT LIABILITIES	1,191.8	1,280.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,519.8	3,530.8
Long-term Risk Management Liabilities	0.1	0.9
Deferred Income Taxes	2,722.9	2,672.3
Regulatory Liabilities and Deferred Investment Tax Credits	629.4	627.8
Asset Retirement Obligations	107.9	108.8
Employee Benefits and Pension Obligations	103.7	108.5
Deferred Credits and Other Noncurrent Liabilities	66.7	64.5
TOTAL NONCURRENT LIABILITIES	7,150.5	7,113.6

TOTAL LIABILITIES	8,342.3	8,393.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	1,583.4	1,502.8
Accumulated Other Comprehensive Income (Loss)	(8.9)	(8.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,663.6	3,583.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,005.9	$11,977.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$110.6	$126.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	100.6	95.5
Deferred Income Taxes	52.2	30.9
Allowance for Equity Funds Used During Construction	(1.5)	(2.3)
Mark-to-Market of Risk Management Contracts	6.8	9.1
Deferred Fuel Over/Under-Recovery, Net	1.1	5.1
Change in Other Noncurrent Assets	1.0	17.7
Change in Other Noncurrent Liabilities	(3.7)	(9.0)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(2.2)	(26.1)
Fuel, Materials and Supplies	(6.9)	(28.3)
Accounts Payable	(12.7)	(2.9)
Accrued Taxes, Net	9.4	54.5
Other Current Assets	7.8	(4.1)
Other Current Liabilities	(3.5)	(8.4)
Net Cash Flows from Operating Activities	259.0	258.0

INVESTING ACTIVITIES
Construction Expenditures	(223.7)	(168.9)
Change in Restricted Cash for Securitized Funding	7.8	7.3
Change in Advances to Affiliates, Net	0.4	0.8
Other Investing Activities	1.4	4.1
Net Cash Flows Used for Investing Activities	(214.1)	(156.7)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	124.8
Change in Advances from Affiliates, Net	102.8	(9.8)
Retirement of Long-term Debt – Nonaffiliated	(115.9)	(136.5)
Principal Payments for Capital Lease Obligations	(1.8)	(1.5)
Dividends Paid on Common Stock	(30.0)	(75.0)
Other Financing Activities	0.3	0.3
Net Cash Flows Used for Financing Activities	(44.6)	(97.7)

Net Increase in Cash and Cash Equivalents	0.3	3.6
Cash and Cash Equivalents at Beginning of Period	2.7	2.8
Cash and Cash Equivalents at End of Period	$3.0	$6.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$23.8	$23.1
Net Cash Paid (Received) for Income Taxes	—	(17.9)
Noncash Acquisitions Under Capital Leases	0.5	0.7
Construction Expenditures Included in Current Liabilities as of March 31,	63.7	70.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days
Summary of KWh Energy Sales

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,492	1,562
Commercial	1,157	1,182
Industrial	1,896	1,888
Miscellaneous	20	20
Total Retail	4,565	4,652

Wholesale	2,954	1,930

Total KWhs	7,519	6,582

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Actual – Heating (a)	1,648	1,917
Normal – Heating (b)	2,185	2,208

Actual – Cooling (c)	—	—
Normal – Cooling (b)	2	2

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Net Income
(in millions)

First Quarter of 2016	$74.7

Changes in Gross Margin:
Retail Margins	15.0
Off-system Sales	(0.1)
Transmission Revenues	(5.4)
Other Revenues	0.6
Total Change in Gross Margin	10.1

Changes in Expenses and Other:
Other Operation and Maintenance	(4.8)
Depreciation and Amortization	(2.9)
Taxes Other Than Income Taxes	0.5
Other Income	1.1
Interest Expense	(5.2)
Total Change in Expenses and Other	(11.3)

Income Tax Expense	(5.1)

First Quarter of 2017	$68.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $15 million primarily due to the following:

•	An $18 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	A $7 million increase in weather-normalized margins.
These increases were partially offset by:

•	A $14 million decrease in weather-related usage primarily due to a 14% decrease in heating degree days.

•	Transmission Revenues decreased $5 million primarily due to reduced PJM Network Integration Transmission Service revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $5 million primarily due to the following:

•	An $8 million increase in transmission expenses primarily due to increased PJM expenses.

•	A $5 million increase in nuclear expenses primarily due to an increase in refueling outage amortization.

•	A $4 million increase in distribution expenses primarily related to vegetation management.
These increases were partially offset by:

•	An $8 million decrease in employee-related expenses.

•	A $3 million decrease in expense of nonutility operation primarily due to a decrease in expenses for River Transportation Division.

•	Depreciation and Amortization expenses increased $3 million primarily due to higher depreciable base.

•	Interest Expense increased $5 million primarily due to higher long-term debt balances.

•
Income Tax Expense increased $5 million primarily due to the recording of federal income tax adjustments, partially offset by other book/tax differences which are accounted for on a flow-through basis.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$538.5	$500.4
Sales to AEP Affiliates	0.6	11.5
Other Revenues – Affiliated	18.1	15.3
Other Revenues – Nonaffiliated	3.3	5.5
TOTAL REVENUES	560.5	532.7

EXPENSES
Fuel and Other Consumables Used for Electric Generation	90.7	69.2
Purchased Electricity for Resale	37.3	49.6
Purchased Electricity from AEP Affiliates	53.9	45.4
Other Operation	135.6	141.3
Maintenance	51.4	40.9
Depreciation and Amortization	50.0	47.1
Taxes Other Than Income Taxes	22.9	23.4
TOTAL EXPENSES	441.8	416.9

OPERATING INCOME	118.7	115.8

Other Income (Expense):
Interest Income	4.5	3.2
Allowance for Equity Funds Used During Construction	2.1	2.3
Interest Expense	(27.7)	(22.5)

INCOME BEFORE INCOME TAX EXPENSE	97.6	98.8

Income Tax Expense	29.2	24.1

NET INCOME	$68.4	$74.7

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$68.4	$74.7

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.2 in 2017 and 2016, Respectively	0.3	0.4

TOTAL COMPREHENSIVE INCOME	$68.7	$75.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2015	$56.6	$980.9	$1,015.6	$(16.7)	$2,036.4

Common Stock Dividends			(31.3)		(31.3)
Net Income			74.7		74.7
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2016	$56.6	$980.9	$1,059.0	$(16.3)	$2,080.2

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$56.6	$980.9	$1,130.5	$(16.2)	$2,151.8

Common Stock Dividends			(31.3)		(31.3)
Net Income			68.4		68.4
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2017	$56.6	$980.9	$1,167.6	$(15.9)	$2,189.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$1.2	$1.2
Advances to Affiliates	12.5	12.5
Accounts Receivable:
Customers	47.6	60.2
Affiliated Companies	57.4	51.0
Accrued Unbilled Revenues	4.6	1.5
Miscellaneous	0.8	0.7
Total Accounts Receivable	110.4	113.4
Fuel	38.1	32.3
Materials and Supplies	154.1	150.8
Risk Management Assets	2.4	3.5
Accrued Tax Benefits	56.5	37.7
Regulatory Asset for Under-Recovered Fuel Costs	10.3	26.1
Accrued Reimbursement of Spent Nuclear Fuel Costs	9.1	22.1
Prepayments and Other Current Assets	23.7	19.9
TOTAL CURRENT ASSETS	418.3	419.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,219.6	4,056.1
Transmission	1,472.2	1,472.8
Distribution	1,929.7	1,899.3
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	520.6	550.2
Construction Work in Progress	521.0	654.2
Total Property, Plant and Equipment	8,663.1	8,632.6
Accumulated Depreciation, Depletion and Amortization	2,984.1	3,005.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,679.0	5,627.5

OTHER NONCURRENT ASSETS
Regulatory Assets	906.1	916.6
Spent Nuclear Fuel and Decommissioning Trusts	2,333.2	2,256.2
Long-term Risk Management Assets	0.6	—
Deferred Charges and Other Noncurrent Assets	117.1	121.5
TOTAL OTHER NONCURRENT ASSETS	3,357.0	3,294.3

TOTAL ASSETS	$9,454.3	$9,341.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$286.8	$215.2
Accounts Payable:
General	133.4	179.0
Affiliated Companies	69.2	75.6
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2017 and December 31, 2016 Amounts Include $120.7 and $130.9, Respectively, Related to DCC Fuel)	199.1	209.3
Risk Management Liabilities	2.8	0.3
Customer Deposits	34.4	34.3
Accrued Taxes	89.1	77.2
Accrued Interest	11.9	31.7
Obligations Under Capital Leases	9.5	9.4
Other Current Liabilities	101.0	123.4
TOTAL CURRENT LIABILITIES	937.2	955.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,240.4	2,262.1
Long-term Risk Management Liabilities	0.1	0.8
Deferred Income Taxes	1,579.2	1,527.4
Regulatory Liabilities and Deferred Investment Tax Credits	1,120.0	1,065.5
Asset Retirement Obligations	1,271.6	1,257.9
Deferred Credits and Other Noncurrent Liabilities	116.6	120.4
TOTAL NONCURRENT LIABILITIES	6,327.9	6,234.1

TOTAL LIABILITIES	7,265.1	7,189.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,167.6	1,130.5
Accumulated Other Comprehensive Income (Loss)	(15.9)	(16.2)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,189.2	2,151.8

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,454.3	$9,341.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$68.4	$74.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	50.0	47.1
Deferred Income Taxes	48.8	44.0
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	16.6	(8.4)
Allowance for Equity Funds Used During Construction	(2.1)	(2.3)
Mark-to-Market of Risk Management Contracts	2.3	2.4
Amortization of Nuclear Fuel	35.1	40.5
Deferred Fuel Over/Under-Recovery, Net	19.6	3.8
Change in Other Noncurrent Assets	(17.6)	(4.8)
Change in Other Noncurrent Liabilities	13.5	9.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	3.0	(2.0)
Fuel, Materials and Supplies	(8.5)	(16.0)
Accounts Payable	(22.5)	(9.9)
Accrued Taxes, Net	(6.9)	2.5
Other Current Assets	15.8	6.1
Other Current Liabilities	(41.2)	(32.5)
Net Cash Flows from Operating Activities	174.3	154.3

INVESTING ACTIVITIES
Construction Expenditures	(159.7)	(136.4)
Change in Advances to Affiliates, Net	—	(0.6)
Purchases of Investment Securities	(505.5)	(1,151.6)
Sales of Investment Securities	487.9	1,137.7
Acquisitions of Nuclear Fuel	(3.7)	(45.5)
Other Investing Activities	2.0	3.3
Net Cash Flows Used for Investing Activities	(179.0)	(193.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	76.7	394.8
Change in Advances from Affiliates, Net	71.6	(284.8)
Retirement of Long-term Debt – Nonaffiliated	(109.5)	(28.8)
Principal Payments for Capital Lease Obligations	(2.9)	(9.6)
Dividends Paid on Common Stock	(31.3)	(31.3)
Other Financing Activities	0.1	0.7
Net Cash Flows from Financing Activities	4.7	41.0

Net Increase in Cash and Cash Equivalents	—	2.2
Cash and Cash Equivalents at Beginning of Period	1.2	1.1
Cash and Cash Equivalents at End of Period	$1.2	$3.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$44.3	$35.2
Net Cash Paid (Received) for Income Taxes	0.6	(4.9)
Noncash Acquisitions Under Capital Leases	1.5	14.9
Construction Expenditures Included in Current Liabilities as of March 31,	75.9	68.4
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	—	29.1
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	1.0	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	3,693	3,843
Commercial	3,428	3,411
Industrial	3,569	3,495
Miscellaneous	32	33
Total Retail (a)	10,722	10,782

Wholesale (b)	674	323

Total KWhs	11,396	11,105

(a) Represents energy delivered to distribution customers.
(b) Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Actual – Heating (a)	1,403	1,691
Normal – Heating (b)	1,899	1,919

Actual – Cooling (c)	3	1
Normal – Cooling (b)	3	3

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Net Income
(in millions)

First Quarter of 2016	$70.2

Changes in Gross Margin:
Retail Margins	(22.1)
Off-system Sales	(7.8)
Transmission Revenues	0.2
Other Revenues	0.1
Total Change in Gross Margin	(29.6)

Changes in Expenses and Other:
Other Operation and Maintenance	43.2
Depreciation and Amortization	4.0
Taxes Other Than Income Taxes	(0.9)
Interest Income	1.0
Allowance for Equity Funds Used During Construction	0.7
Interest Expense	6.4
Total Change in Expenses and Other	54.4

Income Tax Expense	(8.8)

First Quarter of 2017	$86.2

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $22 million primarily due to the following:

•
A $46 million decrease in revenues associated with the Universal Service Fund (USF) surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•	A $5 million decrease in usage mainly in the residential class.

•	A $3 million decrease in revenues associated with transmission cost recovery riders. This decrease was offset in Depreciation and Amortization below.

•	A $2 million net decrease in RSR revenue less associated amortizations.

•	A $2 million decrease in state excise taxes due to a decrease in metered KWh. This decrease was offset by a corresponding decrease in Taxes Other Than Income Taxes.
These decreases were partially offset by:

•
A $16 million favorable impact due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $12 million net increase in Phase-In Recovery Rider revenue less associated amortizations.

•
A $6 million increase in revenues associated with the Energy Efficiency/Peak Demand Reduction Cost Recovery rider. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	A $5 million increase in revenues associated with the DIR.

•	Margins from Off-system Sales decreased $8 million primarily due to the following:

•	A $16 million decrease due to current year losses from a power contract with OVEC which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

•	An $8 million increase primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $43 million primarily due to the following:

•
A $46 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in employee-related expenses.
These decreases were partially offset by:

•	A $6 million increase in Energy Efficiency/Peak Demand Reduction Cost Recovery rider costs and associated deferrals. This increase was offset by a corresponding increase in Retail Margins above.

•	Depreciation and Amortization expenses decreased $4 million primarily due to the following:

•	A $4 million decrease due to recoveries of transmission cost rider carrying costs. This decrease was partially offset in Retail Margins above.

•	A $3 million decrease in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015.
These decreases were partially offset by:

•	A $2 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	Interest Expense decreased $6 million primarily due to the maturity of a senior unsecured note in June 2016.

•	Income Tax Expense increased $9 million primarily due to an increase in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Electricity, Transmission and Distribution	$738.4	$756.7
Sales to AEP Affiliates	5.7	4.8
Other Revenues	2.0	2.1
TOTAL REVENUES	746.1	763.6

EXPENSES
Purchased Electricity for Resale	188.3	164.9
Purchased Electricity from AEP Affiliates	32.0	49.1
Amortization of Generation Deferrals	60.9	55.1
Other Operation	121.2	167.9
Maintenance	37.2	33.7
Depreciation and Amortization	57.3	61.3
Taxes Other Than Income Taxes	98.5	97.6
TOTAL EXPENSES	595.4	629.6

OPERATING INCOME	150.7	134.0

Other Income (Expense):
Interest Income	2.5	1.5
Carrying Costs Income	1.9	1.9
Allowance for Equity Funds Used During Construction	2.4	1.7
Interest Expense	(25.0)	(31.4)

INCOME BEFORE INCOME TAX EXPENSE	132.5	107.7

Income Tax Expense	46.3	37.5

NET INCOME	$86.2	$70.2

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$86.2	$70.2

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.2) in 2017 and 2016, Respectively	(0.2)	(0.4)

TOTAL COMPREHENSIVE INCOME	$86.0	$69.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2015	$321.2	$838.8	$822.3	$4.3	$1,986.6

Common Stock Dividends			(75.0)		(75.0)
Net Income			70.2		70.2
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2016	$321.2	$838.8	$817.5	$3.9	$1,981.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$321.2	$838.8	$954.5	$3.0	$2,117.5

Common Stock Dividends			(65.0)		(65.0)
Net Income			86.2		86.2
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2017	$321.2	$838.8	$975.7	$2.8	$2,138.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$3.0	$3.1
Restricted Cash for Securitized Funding	16.0	27.2
Advances to Affiliates	—	24.2
Accounts Receivable:
Customers	41.5	51.1
Affiliated Companies	52.4	66.3
Accrued Unbilled Revenues	14.4	21.0
Miscellaneous	0.8	0.9
Allowance for Uncollectible Accounts	(0.4)	(0.4)
Total Accounts Receivable	108.7	138.9
Materials and Supplies	43.5	45.9
Emission Allowances	22.3	20.4
Risk Management Assets	0.1	0.2
Prepayments and Other Current Assets	12.5	11.0
TOTAL CURRENT ASSETS	206.1	270.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,326.7	2,319.2
Distribution	4,493.2	4,457.2
Other Property, Plant and Equipment	457.1	443.7
Construction Work in Progress	243.4	221.5
Total Property, Plant and Equipment	7,520.4	7,441.6
Accumulated Depreciation and Amortization	2,140.0	2,116.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,380.4	5,325.6

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	32.3	32.3
Regulatory Assets	1,079.8	1,107.5
Securitized Assets	55.9	62.1
Deferred Charges and Other Noncurrent Assets	240.5	295.5
TOTAL OTHER NONCURRENT ASSETS	1,408.5	1,497.4

TOTAL ASSETS	$6,995.0	$7,093.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$18.3	$—
Accounts Payable:
General	129.3	175.4
Affiliated Companies	91.4	95.6
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2017 and December 31, 2016 Amounts Include $46.7 and $46.3, Respectively, Related to Ohio Phase-in-Recovery Funding)	46.8	46.4
Risk Management Liabilities	6.3	5.9
Customer Deposits	71.9	71.0
Accrued Taxes	413.5	520.3
Accrued Interest	38.4	31.2
Other Current Liabilities	255.5	236.0
TOTAL CURRENT LIABILITIES	1,071.4	1,181.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2017 and December 31, 2016 Amounts Include $71.3 and $93.9, Respectively, Related to Ohio Phase-in-Recovery Funding)	1,695.2	1,717.5
Long-term Risk Management Liabilities	118.3	113.1
Deferred Income Taxes	1,382.3	1,346.1
Regulatory Liabilities and Deferred Investment Tax Credits	533.4	506.2
Employee Benefits and Pension Obligations	28.8	27.8
Deferred Credits and Other Noncurrent Liabilities	27.1	83.9
TOTAL NONCURRENT LIABILITIES	3,785.1	3,794.6

TOTAL LIABILITIES	4,856.5	4,976.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	975.7	954.5
Accumulated Other Comprehensive Income (Loss)	2.8	3.0
TOTAL COMMON SHAREHOLDER’S EQUITY	2,138.5	2,117.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,995.0	$7,093.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$86.2	$70.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	57.3	61.3
Amortization of Generation Deferrals	60.9	55.1
Deferred Income Taxes	36.7	7.3
Carrying Costs Income	(1.9)	(1.9)
Allowance for Equity Funds Used During Construction	(2.4)	(1.7)
Mark-to-Market of Risk Management Contracts	5.7	26.9
Property Taxes	58.4	56.0
Change in Other Noncurrent Assets	(45.8)	(16.2)
Change in Other Noncurrent Liabilities	30.6	6.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	30.2	(4.7)
Materials and Supplies	(1.8)	(3.0)
Accounts Payable	(34.9)	(30.4)
Customer Deposits	0.9	24.0
Accrued Taxes, Net	(107.2)	(148.4)
Other Current Assets	(0.3)	(0.4)
Other Current Liabilities	(32.1)	(20.7)
Net Cash Flows from Operating Activities	140.5	79.9

INVESTING ACTIVITIES
Construction Expenditures	(108.4)	(99.2)
Change in Restricted Cash for Securitized Funding	11.2	11.5
Change in Advances to Affiliates, Net	24.2	109.2
Other Investing Activities	2.0	3.1
Net Cash Flows from (Used for) Investing Activities	(71.0)	24.6

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	18.3	—
Retirement of Long-term Debt – Nonaffiliated	(22.5)	(22.8)
Principal Payments for Capital Lease Obligations	(1.0)	(1.0)
Dividends Paid on Common Stock	(65.0)	(75.0)
Other Financing Activities	0.6	0.5
Net Cash Flows Used for Financing Activities	(69.6)	(98.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.1)	6.2
Cash and Cash Equivalents at Beginning of Period	3.1	3.1
Cash and Cash Equivalents at End of Period	$3.0	$9.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$17.2	$17.8
Net Cash Paid for Income Taxes	1.7	72.5
Noncash Acquisitions Under Capital Leases	1.3	0.8
Construction Expenditures Included in Current Liabilities as of March 31,	28.3	23.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,312	1,366
Commercial	1,130	1,155
Industrial	1,306	1,270
Miscellaneous	273	270
Total Retail	4,021	4,061

Wholesale	81	67

Total KWhs	4,102	4,128

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Actual – Heating (a)	670	778
Normal – Heating (b)	1,062	1,063

Actual – Cooling (c)	59	18
Normal – Cooling (b)	14	14

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Net Income
(in millions)

First Quarter of 2016	$15.7

Changes in Gross Margin:
Retail Margins (a)	2.8
Off-system Sales	(0.1)
Other Revenues	(1.7)
Total Change in Gross Margin	1.0

Changes in Expenses and Other:
Other Operation and Maintenance	(16.9)
Depreciation and Amortization	1.8
Taxes Other Than Income Taxes	(0.9)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	(1.9)
Interest Expense	0.8
Total Change in Expenses and Other	(17.2)

Income Tax Expense	5.3

First Quarter of 2017	$4.8

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances and purchased electricity were as follows:

•	Retail Margins increased $3 million primarily due to the following:

•	An $8 million increase due to revenue increases from rate riders/trackers. This increase in retail margins has corresponding increases to riders/trackers recognized in other expense items below.
This increase was partially offset by:

•	A $6 million decrease due to weather-normalized margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $17 million primarily due to the following:

•
A $14 million increase in distribution expenses primarily related to vegetation management.  The increase in vegetation management expenses is partially offset by a corresponding increase in Retail Margins as vegetation management expenses recovered in the prior year under the System Reliability Rider are now recovered as a component of base rates in the current year.

•	A $7 million increase in transmission expenses primarily due to increased SPP transmission services.
These increases were partially offset by:

•	A $3 million decrease in employee-related expenses.

•	Income Tax Expense decreased $5 million primarily due to a decrease in pretax book income.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$301.9	$271.8
Sales to AEP Affiliates	1.1	1.0
Other Revenues	1.1	1.5
TOTAL REVENUES	304.1	274.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	12.3	15.5
Purchased Electricity for Resale	125.3	93.3
Other Operation	67.4	62.9
Maintenance	34.2	21.8
Depreciation and Amortization	33.5	35.3
Taxes Other Than Income Taxes	10.6	9.7
TOTAL EXPENSES	283.3	238.5

OPERATING INCOME	20.8	35.8

Other Income (Expense):
Interest Income	0.1	0.2
Allowance for Equity Funds Used During Construction	0.4	2.3
Interest Expense	(13.6)	(14.4)

INCOME BEFORE INCOME TAX EXPENSE	7.7	23.9

Income Tax Expense	2.9	8.2

NET INCOME	$4.8	$15.7

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$4.8	$15.7

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) in 2017 and 2016, Respectively	(0.2)	(0.2)

TOTAL COMPREHENSIVE INCOME	$4.6	$15.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2015	$157.2	$364.0	$594.5	$4.2	$1,119.9

Net Income			15.7		15.7
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2016	$157.2	$364.0	$610.2	$4.0	$1,135.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$157.2	$364.0	$689.5	$3.4	$1,214.1

Common Stock Dividends			(17.5)		(17.5)
Net Income			4.8		4.8
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2017	$157.2	$364.0	$676.8	$3.2	$1,201.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$1.3	$1.5
Accounts Receivable:
Customers	24.8	27.5
Affiliated Companies	16.1	26.8
Miscellaneous	1.3	4.4
Allowance for Uncollectible Accounts	(0.3)	(0.2)
Total Accounts Receivable	41.9	58.5
Fuel	19.1	22.9
Materials and Supplies	45.0	44.6
Risk Management Assets	0.5	0.8
Accrued Tax Benefits	49.3	27.3
Regulatory Asset for Under-Recovered Fuel Costs	46.9	33.8
Prepayments and Other Current Assets	5.8	6.0
TOTAL CURRENT ASSETS	209.8	195.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,566.8	1,559.3
Transmission	842.8	832.8
Distribution	2,364.3	2,322.4
Other Property, Plant and Equipment	268.3	233.2
Construction Work in Progress	106.3	148.2
Total Property, Plant and Equipment	5,148.5	5,095.9
Accumulated Depreciation and Amortization	1,338.3	1,272.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,810.2	3,823.2

OTHER NONCURRENT ASSETS
Regulatory Assets	381.1	340.2
Employee Benefits and Pension Assets	10.5	10.4
Deferred Charges and Other Noncurrent Assets	39.5	10.0
TOTAL OTHER NONCURRENT ASSETS	431.1	360.6

TOTAL ASSETS	$4,451.1	$4,379.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)

	March 31,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$163.7	$52.0
Accounts Payable:
General	92.5	116.3
Affiliated Companies	42.0	56.2
Long-term Debt Due Within One Year – Nonaffiliated	0.5	0.5
Customer Deposits	50.9	49.7
Accrued Taxes	42.7	21.0
Accrued Interest	14.0	13.9
Provision for Refund	34.7	46.1
Other Current Liabilities	34.3	47.8
TOTAL CURRENT LIABILITIES	475.3	403.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,285.6	1,285.5
Deferred Income Taxes	1,086.3	1,058.8
Regulatory Liabilities and Deferred Investment Tax Credits	326.5	339.7
Asset Retirement Obligations	53.5	52.8
Employee Benefits and Pension Obligations	12.1	13.6
Deferred Credits and Other Noncurrent Liabilities	10.6	11.2
TOTAL NONCURRENT LIABILITIES	2,774.6	2,761.6

TOTAL LIABILITIES	3,249.9	3,165.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	676.8	689.5
Accumulated Other Comprehensive Income (Loss)	3.2	3.4
TOTAL COMMON SHAREHOLDER’S EQUITY	1,201.2	1,214.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,451.1	$4,379.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$4.8	$15.7
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	33.5	35.3
Deferred Income Taxes	27.4	30.5
Allowance for Equity Funds Used During Construction	(0.4)	(2.3)
Mark-to-Market of Risk Management Contracts	0.3	—
Property Taxes	(29.8)	(24.1)
Deferred Fuel Over/Under-Recovery, Net	(13.1)	(8.3)
Provision for Refund	(11.4)	6.7
Change in Regulatory Assets	(6.7)	(3.9)
Change in Regulatory Liabilities	(0.4)	(1.1)
Change in Other Noncurrent Assets	(2.6)	(6.3)
Change in Other Noncurrent Liabilities	(1.5)	(0.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	16.6	5.0
Fuel, Materials and Supplies	3.4	(3.5)
Accounts Payable	(27.7)	(17.6)
Accrued Taxes, Net	(0.3)	17.6
Other Current Assets	0.3	(0.2)
Other Current Liabilities	(10.9)	(10.7)
Net Cash Flows from (Used for) Operating Activities	(18.5)	32.4

INVESTING ACTIVITIES
Construction Expenditures	(75.7)	(104.1)
Change in Advances to Affiliates, Net	—	72.2
Other Investing Activities	0.9	2.1
Net Cash Flows Used for Investing Activities	(74.8)	(29.8)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	111.7	—
Retirement of Long-term Debt – Nonaffiliated	(0.1)	(0.1)
Principal Payments for Capital Lease Obligations	(1.1)	(1.0)
Dividends Paid on Common Stock	(17.5)	—
Other Financing Activities	0.1	0.3
Net Cash Flows from (Used for) Financing Activities	93.1	(0.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.2)	1.8
Cash and Cash Equivalents at Beginning of Period	1.5	1.4
Cash and Cash Equivalents at End of Period	$1.3	$3.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$15.9	$15.1
Net Cash Paid (Received) for Income Taxes	(2.6)	(23.2)
Noncash Acquisitions Under Capital Leases	0.7	1.4
Construction Expenditures Included in Current Liabilities as of March 31,	22.3	35.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,310	1,395
Commercial	1,305	1,301
Industrial	1,222	1,248
Miscellaneous	20	20
Total Retail	3,857	3,964

Wholesale	2,439	1,934

Total KWhs	6,296	5,898

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2017	2016
	(in degree days)
Actual – Heating (a)	388	576
Normal – Heating (b)	720	720

Actual – Cooling (c)	106	43
Normal – Cooling (b)	34	32

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

First Quarter of 2016	$23.4

Changes in Gross Margin:
Retail Margins (a)	4.0
Off-system Sales	2.6
Transmission Revenues	2.7
Other Revenues	(0.3)
Total Change in Gross Margin	9.0

Changes in Expenses and Other:
Other Operation and Maintenance	(2.0)
Depreciation and Amortization	(3.3)
Taxes Other Than Income Taxes	(1.4)
Interest Income	0.9
Allowance for Equity Funds Used During Construction	(6.6)
Interest Expense	(2.0)
Total Change in Expenses and Other	(14.4)

Income Tax Expense	(2.1)
Equity Earnings of Unconsolidated Subsidiary	0.3
Net Income Attributable to Noncontrolling Interest	0.1

First Quarter of 2017	$16.3

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $4 million primarily due to the following:

•	A $9 million increase due to revenue increases from rate riders in Arkansas, Texas and Louisiana.
This increase was partially offset by:

•	A $5 million decrease in weather-related usage primarily due to a 33% decrease in heating degree days.

•	Margins from Off-System Sales increased $3 million primarily due to higher sales volumes.

•	Transmission Revenues increased $3 million primarily due to an increase in transmission investments in SPP.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $2 million primarily due to the following:

•	A $5 million increase in overhead line expenses.

•	A $3 million increase in vegetation management expenses.
These increases were partially offset by:

•	A $7 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses increased $3 million primarily due to a higher depreciable base.

•	Allowance for Equity Funds Used During Construction decreased $7 million primarily due to completed environmental projects at Welsh and Flint Creek plants in the second quarter of 2016.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$396.3	$375.4
Sales to AEP Affiliates	4.6	3.1
Other Revenues	0.4	0.5
TOTAL REVENUES	401.3	379.0

EXPENSES
Fuel and Other Consumables Used for Electric Generation	130.9	121.9
Purchased Electricity for Resale	32.4	28.1
Other Operation	78.0	77.1
Maintenance	32.2	31.1
Depreciation and Amortization	50.8	47.5
Taxes Other Than Income Taxes	23.3	21.9
TOTAL EXPENSES	347.6	327.6

OPERATING INCOME	53.7	51.4

Other Income (Expense):
Interest Income	0.9	—
Allowance for Equity Funds Used During Construction	0.8	7.4
Interest Expense	(29.9)	(27.9)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	25.5	30.9

Income Tax Expense	9.5	7.4
Equity Earnings of Unconsolidated Subsidiary	1.3	1.0

NET INCOME	17.3	24.5

Net Income Attributable to Noncontrolling Interest	1.0	1.1

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$16.3	$23.4

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$17.3	$24.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.2 in 2017 and 2016, Respectively	0.5	0.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) in 2017 and 2016, Respectively	(0.2)	(0.2)

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3

TOTAL COMPREHENSIVE INCOME	17.6	24.8

Total Comprehensive Income Attributable to Noncontrolling Interest	1.0	1.1

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$16.6	$23.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2015	$135.7	$676.6	$1,366.3	$(9.4)	$0.5	$2,169.7

Common Stock Dividends			(30.0)			(30.0)
Common Stock Dividends – Nonaffiliated					(1.2)	(1.2)
Net Income			23.4		1.1	24.5
Other Comprehensive Income				0.3		0.3
TOTAL EQUITY – MARCH 31, 2016	$135.7	$676.6	$1,359.7	$(9.1)	$0.4	$2,163.3

TOTAL EQUITY – DECEMBER 31, 2016	$135.7	$676.6	$1,411.9	$(9.4)	$0.4	$2,215.2

Common Stock Dividends			(27.5)			(27.5)
Common Stock Dividends – Nonaffiliated					(1.1)	(1.1)
Net Income			16.3		1.0	17.3
Other Comprehensive Income				0.3		0.3
TOTAL EQUITY – MARCH 31, 2017	$135.7	$676.6	$1,400.7	$(9.1)	$0.3	$2,204.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in millions)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents (March 31, 2017 and December 31, 2016 Amounts Include $8.9 and $8.7, Respectively, Related to Sabine)	$10.3	$10.3
Advances to Affiliates	2.0	169.8
Accounts Receivable:
Customers	36.4	48.5
Affiliated Companies	15.7	29.3
Miscellaneous	19.9	17.5
Allowance for Uncollectible Accounts	(1.0)	(1.2)
Total Accounts Receivable	71.0	94.1
Fuel (March 31, 2017 and December 31, 2016 Amounts Include $29.1 and $34.3, Respectively, Related to Sabine)	94.2	107.1
Materials and Supplies	68.8	68.4
Risk Management Assets	0.6	0.9
Accrued Tax Benefits	83.5	51.5
Regulatory Asset for Under-Recovered Fuel Costs	11.6	8.4
Prepayments and Other Current Assets	38.9	35.5
TOTAL CURRENT ASSETS	380.9	546.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,611.8	4,607.6
Transmission	1,600.2	1,584.2
Distribution	2,039.5	2,020.6
Other Property, Plant and Equipment (March 31, 2017 and December 31, 2016 Amounts Include $268.5 and $267.5, Respectively, Related to Sabine)	677.0	670.4
Construction Work in Progress	125.2	113.8
Total Property, Plant and Equipment	9,053.7	8,996.6
Accumulated Depreciation and Amortization (March 31, 2017 and December 31, 2016 Amounts Include $158.6 and $155.6, Respectively, Related to Sabine)	2,608.0	2,567.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,445.7	6,429.5

OTHER NONCURRENT ASSETS
Regulatory Assets	559.1	551.2
Deferred Charges and Other Noncurrent Assets	147.5	99.9
TOTAL OTHER NONCURRENT ASSETS	706.6	651.1

TOTAL ASSETS	$7,533.2	$7,626.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2017 and December 31, 2016
(Unaudited)

	March 31,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$167.9	$—
Accounts Payable:
General	99.8	117.5
Affiliated Companies	43.2	68.5
Long-term Debt Due Within One Year – Nonaffiliated	485.4	353.7
Risk Management Liabilities	0.4	0.3
Customer Deposits	62.7	62.1
Accrued Taxes	84.7	40.9
Accrued Interest	24.8	45.1
Obligations Under Capital Leases	11.3	11.8
Other Current Liabilities	62.9	83.9
TOTAL CURRENT LIABILITIES	1,043.1	783.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,942.3	2,325.4
Deferred Income Taxes	1,652.3	1,606.9
Regulatory Liabilities and Deferred Investment Tax Credits	439.1	438.9
Asset Retirement Obligations	148.3	147.1
Employee Benefits and Pension Obligations	29.8	34.1
Obligations Under Capital Leases	64.6	65.5
Deferred Credits and Other Noncurrent Liabilities	9.5	9.7
TOTAL NONCURRENT LIABILITIES	4,285.9	4,627.6

TOTAL LIABILITIES	5,329.0	5,411.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,400.7	1,411.9
Accumulated Other Comprehensive Income (Loss)	(9.1)	(9.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,203.9	2,214.8

Noncontrolling Interest	0.3	0.4

TOTAL EQUITY	2,204.2	2,215.2

TOTAL LIABILITIES AND EQUITY	$7,533.2	$7,626.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$17.3	$24.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	50.8	47.5
Deferred Income Taxes	43.1	44.6
Allowance for Equity Funds Used During Construction	(0.8)	(7.4)
Mark-to-Market of Risk Management Contracts	0.4	0.1
Property Taxes	(45.3)	(41.4)
Deferred Fuel Over/Under-Recovery, Net	(3.4)	3.7
Change in Other Noncurrent Assets	(0.6)	5.3
Change in Other Noncurrent Liabilities	(12.1)	(1.9)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	23.1	2.6
Fuel, Materials and Supplies	12.5	13.7
Accounts Payable	(33.5)	(19.9)
Accrued Taxes, Net	11.8	(13.2)
Accrued Interest	(20.3)	(20.8)
Other Current Assets	3.2	(1.7)
Other Current Liabilities	(19.1)	(28.2)
Net Cash Flows from Operating Activities	27.1	7.5

INVESTING ACTIVITIES
Construction Expenditures	(75.6)	(116.6)
Change in Advances to Affiliates, Net	167.8	—
Other Investing Activities	(4.4)	(7.0)
Net Cash Flows from (Used for) Investing Activities	87.8	(123.6)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	167.9	159.5
Retirement of Long-term Debt – Nonaffiliated	(251.7)	(1.6)
Principal Payments for Capital Lease Obligations	(2.8)	(4.5)
Dividends Paid on Common Stock	(27.5)	(30.0)
Dividends Paid on Common Stock – Nonaffiliated	(1.1)	(1.2)
Other Financing Activities	0.3	1.0
Net Cash Flows from (Used for) Financing Activities	(114.9)	123.2

Net Increase in Cash and Cash Equivalents	—	7.1
Cash and Cash Equivalents at Beginning of Period	10.3	5.2
Cash and Cash Equivalents at End of Period	$10.3	$12.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$50.6	$47.7
Net Cash Paid for Income Taxes	—	14.0
Noncash Acquisitions Under Capital Leases	1.3	4.9
Construction Expenditures Included in Current Liabilities as of March 31,	31.8	83.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 91.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three months ended March 31, 2017 is not necessarily indicative of results that may be expected for the year ending December 31, 2017.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2016 financial statements and notes thereto, which are included in the Registrant’s Annual Reports on Form 10-K as filed with the SEC on February 27, 2017.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following table presents AEP’s basic and diluted EPS calculations included on the condensed statements of income:

	Three Months Ended March 31,
	2017		2016
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$592.2		$501.2

Weighted Average Number of Basic Shares Outstanding	491.7	$1.20	491.1	$1.02
Weighted Average Dilutive Effect of Stock-Based Awards	0.3	—	0.2	—
Weighted Average Number of Diluted Shares Outstanding	492.0	$1.20	491.3	$1.02

There were no antidilutive shares outstanding as of March 31, 2017 and 2016.

2. NEW ACCOUNTING PRONOUNCEMENTS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Upon issuance of final pronouncements, management reviews the new accounting literature to determine its relevance, if any, to the Registrants’ business. The following final pronouncements will impact the financial statements.

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

Management continues to analyze the impact of the new revenue standard and related ASUs. During 2016 and continuing through the first quarter of 2017, revenue contract assessments were completed. Material revenue streams were identified within the AEP System and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time. Contracts determined to be satisfied over time generally qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. Based upon the completed assessments, management does not expect a material impact to the timing of revenue recognized or net income and plans to elect the modified retrospective transition approach upon adoption. Management also continues to monitor unresolved industry implementation issues, including items related to collectability, and will analyze the related impacts to revenue recognition. Management plans to adopt ASU 2014-09 effective January 1, 2018.

ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01)

In January 2016, the FASB issued ASU 2016-01 enhancing the reporting model for financial instruments. Under the new standard, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. The new standard also amends disclosure requirements and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

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

The new accounting guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The guidance will be applied by means of a modified retrospective approach. The modified retrospective approach will require lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.

Management continues to analyze the impact of the new lease standard. During 2016 and continuing through the first quarter of 2017, lease contract assessments were completed. The AEP System lease population was identified and representative lease contracts were sampled. Based upon the completed assessments, management prepared a system gap analysis to outline new disclosure compliance requirements compared to current system capabilities. Lease system options are currently being evaluated. Management plans to elect certain of the following practical expedients upon adoption:

Practical Expedient	Description
Overall Expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to reassess whether any expired or existing contracts are/or contain leases, do not need to reassess the lease classification for any expired or existing leases and do not need to reassess initial direct costs for any existing leases.

Lease and Non-lease Components (elect by class of underlying asset)	Elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component.
Short-term Lease (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases.
Lease term	Elect to use hindsight to determine the lease term.

Management expects the new standard to impact financial position, but not results of operations or cash flows. Management also continues to monitor unresolved industry implementation issues, including items related to renewables and PPAs, pole attachments, easements and right-of-ways, and will analyze the related impacts to lease accounting. Management plans to adopt ASU 2016-02 effective January 1, 2019.

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

Management adopted ASU 2016-09 effective January 1, 2017. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur. There was an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.

ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13 requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-13 effective January 1, 2020.

ASU 2016-18 “Restricted Cash” (ASU 2016-18)

In November 2016, the FASB issued ASU 2016-18 clarifying the treatment of restricted cash on the statements of cash flows. Under the new standard, amounts considered restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statements of cash flows.

The new accounting guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. The guidance will be applied by means of a retrospective approach. Management is analyzing the impact of the new standard. Management plans to adopt ASU 2016-18 effective for the 2017 Annual Report.

ASU 2017-07 “Compensation - Retirement Benefits” (ASU 2017-07)

In March 2017, the FASB issued ASU 2017-07 requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable following labor.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Management is analyzing the impact of the new standard. Management plans to adopt ASU 2017-07 effective January 1, 2018.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants unless indicated otherwise.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the three months ended March 31, 2017 and 2016.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs.  See Note 7 for additional details.

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(23.1)	$(15.7)	$8.4	$(125.9)	$(156.3)
Change in Fair Value Recognized in AOCI	(21.8)	—	1.2	—	(20.6)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(4.7)	—	—	—	(4.7)
Purchased Electricity for Resale	12.8	—	—	—	12.8
Interest Expense	—	0.5	—	—	0.5
Amortization of Prior Service Cost (Credit)	—	—	—	(4.9)	(4.9)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.3	5.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	8.1	0.5	—	0.4	9.0
Income Tax (Expense) Credit	2.8	0.1	—	0.2	3.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	5.3	0.4	—	0.2	5.9
Net Current Period Other Comprehensive Income (Loss)	(16.5)	0.4	1.2	0.2	(14.7)
Balance in AOCI as of March 31, 2017	$(39.6)	$(15.3)	$9.6	$(125.7)	$(171.0)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2016

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(5.2)	$(17.2)	$7.1	$(111.8)	$(127.1)
Change in Fair Value Recognized in AOCI	(8.1)	—	0.6	—	(7.5)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(8.6)	—	—	—	(8.6)
Purchased Electricity for Resale	9.2	—	—	—	9.2
Interest Expense	—	0.5	—	—	0.5
Amortization of Prior Service Cost (Credit)	—	—	—	(4.9)	(4.9)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.1	5.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.6	0.5	—	0.2	1.3
Income Tax (Expense) Credit	0.2	0.2	—	0.1	0.5
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	0.3	—	0.1	0.8
Net Current Period Other Comprehensive Income (Loss)	(7.7)	0.3	0.6	0.1	(6.7)
Balance in AOCI as of March 31, 2016	$(12.9)	$(16.9)	$7.7	$(111.7)	$(133.8)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$2.9	$(11.3)	$(8.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains)/Losses	—	0.8	0.8
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.5)	(0.8)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.3)	(0.5)
Net Current Period Other Comprehensive Loss	(0.2)	(0.3)	(0.5)
Balance in AOCI as of March 31, 2017	$2.7	$(11.6)	$(8.9)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$3.6	$(6.4)	$(2.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.2)	(1.2)
Amortization of Actuarial (Gains)/Losses	—	0.7	0.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.5)	(0.8)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.3)	(0.5)
Net Current Period Other Comprehensive Loss	(0.2)	(0.3)	(0.5)
Balance in AOCI as of March 31, 2016	$3.4	$(6.7)	$(3.3)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(12.0)	$(4.2)	$(16.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income	0.3	—	0.3
Balance in AOCI as of March 31, 2017	$(11.7)	$(4.2)	$(15.9)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(13.3)	$(3.4)	$(16.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	—	0.4
Net Current Period Other Comprehensive Income	0.4	—	0.4
Balance in AOCI as of March 31, 2016	$(12.9)	$(3.4)	$(16.3)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.4)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.4)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of March 31, 2017	$2.8

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

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.4
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of March 31, 2017	$3.2

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

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(7.4)	$(2.0)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.7	—	0.7
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.7	(0.3)	0.4
Income Tax (Expense) Credit	0.2	(0.1)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.5	(0.2)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.5	(0.2)	0.3
Balance in AOCI as of March 31, 2017	$(6.9)	$(2.2)	$(9.1)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(9.1)	$(0.3)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.7	—	0.7
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.7	(0.3)	0.4
Income Tax (Expense) Credit	0.2	(0.1)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.5	(0.2)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.5	(0.2)	0.3
Balance in AOCI as of March 31, 2016	$(8.6)	$(0.5)	$(9.1)

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2016 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2016 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2017 and updates the 2016 Annual Report.

Regulatory Assets Pending Final Regulatory Approval

	AEP
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (a)	$199.6	$159.9
Storm Related Costs	24.8	25.1
Plant Retirement Costs - Materials and Supplies	9.1	9.1
Ohio Capacity Deferral	—	96.7
Other Regulatory Assets Pending Final Regulatory Approval	1.4	1.3
Regulatory Assets Currently Not Earning a Return
Cook Plant Uprate Project	36.3	36.3
Storm Related Costs	35.8	25.9
Environmental Control Projects	31.2	24.1
Plant Retirement Costs - Asset Retirement Obligation Costs	29.6	29.6
Cook Plant Turbine	13.5	12.8
Other Regulatory Assets Pending Final Regulatory Approval	29.0	29.3
Total Regulatory Assets Pending Final Regulatory Approval (b)	$410.3	$450.1

(a)	In March 2017, $41 million was reclassified from accumulated depreciation to regulatory assets related to Northeastern Plant, Unit 3.

(b)
As of March 31, 2017, APCo has also recorded a $91 million reduction to accumulated depreciation related to the remaining net book value of certain plants retired in 2015, primarily in its Virginia jurisdiction.  These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. The remaining Virginia net book value will be considered in APCo’s next depreciation study and be recovered through an increase in its Virginia depreciation rates beginning in the first quarter of 2021, as part of its 2018-2019 Virginia biennial March 2020 filing.

	APCo
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$9.1	$9.1
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	29.6	29.6
Other Regulatory Assets Pending Final Regulatory Approval	0.6	0.6
Total Regulatory Assets Pending Final Regulatory Approval (a)	$39.3	$39.3

(a)
As of March 31, 2017, APCo has also recorded a $91 million reduction to accumulated depreciation related to the remaining net book value of certain plants retired in 2015, primarily in its Virginia jurisdiction.  These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. The remaining Virginia net book value will be considered in APCo’s next depreciation study and be recovered through an increase in its Virginia depreciation rates beginning in the first quarter of 2021, as part of its 2018-2019 Virginia biennial March 2020 filing.

	I&M
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Cook Plant Uprate Project	$36.3	$36.3
Cook Plant Turbine	13.5	12.8
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	10.0	8.1
Rockport Dry Sorbent Injection System - Indiana	7.5	6.6
Other Regulatory Assets Pending Final Regulatory Approval	1.0	0.9
Total Regulatory Assets Pending Final Regulatory Approval	$68.3	$64.7

	OPCo
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Capacity Deferral	$—	$96.7
Regulatory Assets Currently Not Earning a Return
gridSMART® Costs	—	4.1
Total Regulatory Assets Pending Final Regulatory Approval	$—	$100.8

	PSO
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (a)	$124.2	$84.5
Other Regulatory Assets Pending Final Regulatory Approval	0.5	0.5
Regulatory Assets Currently Not Earning a Return
Storm Related Costs	29.9	20.0
Environmental Control Projects	16.5	13.1
Total Regulatory Assets Pending Final Regulatory Approval	$171.1	$118.1

(a)	In March 2017, $41 million was reclassified from accumulated depreciation to regulatory assets related to Northeastern Plant, Unit 3.

	SWEPCo
	March 31,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$75.4	$75.4
Other Regulatory Assets Pending Final Regulatory Approval	0.8	0.8
Regulatory Assets Currently Not Earning a Return
Environmental Control Projects	14.7	11.0
Shipe Road Transmission Project - FERC	3.3	3.1
Asset Retirement Obligation - Arkansas, Louisiana	3.0	2.7
Rate Case Expense - Texas	1.3	1.0
Other Regulatory Assets Pending Final Regulatory Approval	2.0	1.9
Total Regulatory Assets Pending Final Regulatory Approval	$100.5	$95.9

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP)

AEP Texas Interim Transmission and Distribution Rates

As of March 31, 2017, AEP’s share of AEP Texas’ cumulative revenues from interim base rate increases from 2009 through 2016, subject to review, is estimated to be $581 million. A base rate review could produce a refund if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

APCo Rate Matters (Applies to AEP and APCo)

Virginia Legislation Affecting Biennial Reviews

In 2015, amendments to Virginia law governing the regulation of investor-owned electric utilities were enacted. Under the amended Virginia law, APCo’s existing generation and distribution base rates are frozen until after the Virginia SCC rules on APCo’s next biennial review, which APCo will file in March 2020 for the 2018 and 2019 test years. These amendments also preclude the Virginia SCC from performing biennial reviews of APCo’s earnings for the years 2014 through 2017. APCo’s financial statements adequately address the impact of these amendments. The amendments provide that APCo will absorb its Virginia jurisdictional share of incremental generation and distribution costs incurred from 2014 through 2017 that are associated with severe weather events and/or natural disasters and costs associated with potential asset impairments related to new carbon emission guidelines issued by the Federal EPA.

In 2016, the Virginia SCC issued an order that denied the petition of certain APCo industrial customers that requested the issuance of a declaratory order that would find the amendments to Virginia law suspending biennial reviews unconstitutional and, accordingly, direct APCo to make biennial review filings beginning in 2016. In July 2016, the industrial customers filed an appeal of the order with the Supreme Court of Virginia. In April 2017, oral arguments were held before the Supreme Court of Virginia. Management is unable to predict the outcome of these challenges to the Virginia legislation. If the biennial review process is reinstated in advance of March 2020, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

Parent has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. As of March 31, 2017, AEP’s share of ETT’s cumulative revenues from interim base rate increases from 2009 through 2016, subject to review, is estimated to be $636 million. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs at a weighted average cost of capital (WACC), depreciation over a 10-year period as provided by statute and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider in a future filing subsequent to approval of the SCR project. The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates. In February 2017, the Indiana Office of Utility Consumer Counselor (OUCC) and other parties filed testimony with the IURC. The OUCC recommended approval of the CPCN but also stated that any decision regarding recovery of any under-depreciated plant due to retirement should be fully investigated in a base rate case, not in a tracker or other abbreviated proceeding. The other parties recommended either denial of the CPCN or approval of the CPCN with conditions including a cap on the amount of SCR costs allowed to be recovered in the rider and limitations on other costs related to legal issues involving the Rockport lease. A hearing at the IURC was held in March 2017.

OPCo Rate Matters (Applies to AEP and OPCo)

Ohio Electric Security Plan Filings

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In 2013, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments and the continuation and modification of certain existing riders, including the Distribution Investment Rider (DIR), effective June 2015 through May 2018. The proposal also involved a PPA rider that would include OPCo’s OVEC contractual entitlement (OVEC PPA) and would allow retail customers to receive a rate stabilizing charge or credit by hedging market-based prices with a cost-based PPA.

In 2015, the PUCO issued orders that approved OPCo’s ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The orders included: (a) approval of the DIR, with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo’s proposed OVEC PPA and (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal. Also in 2015, OPCo subsequently filed an amended OVEC PPA application that, among other things, addressed certain PPA requirements set forth in a 2015 PUCO order. In November 2016, the PUCO issued an additional order on rehearing that approved the DIR caps with additional amendments and denied the remaining requests for rehearing. In January 2017, the PUCO granted intervenors requests for rehearing that oppose the amended DIR caps.

In 2016, the PUCO issued orders that approved a contested stipulation agreement related to the PPA rider application. Additionally, as part of these orders, the PUCO approved (a) recovery of OVEC-related net margin incurred beginning June 2016, (b) potential additional contingent customer credits of up to $15 million to be included in the PPA rider over the final four years of the PPA rider and (c) the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider. Additionally, subject to cost recovery and PUCO approval, OPCo agreed to develop and implement, by 2021, a solar energy project(s) of at least 400 MWs and a wind energy project(s) of at least 500 MWs, with 100% of all output to be received by OPCo. AEP affiliates could own up to 50% of these solar and wind projects. In December 2016, in accordance with the stipulation agreement, OPCo filed a carbon reduction plan that focused on fuel diversification and carbon emission reductions. In January 2017, the PUCO granted, for further consideration, intervenors additional applications for rehearing that included arguments that opposed the OVEC PPA and stated that the stipulation agreement approved in 2016 does not provide customers with rate stability. OPCo has the option to exercise its right to withdraw from the PPA stipulation if the PUCO makes unacceptable modifications to the stipulation, including modifications as part of the pending rehearing. In April 2017, the PUCO rejected all pending rehearing requests and the orders are all now final.

In November 2016, OPCo refiled its amended ESP extension application and supporting testimony, consistent with the terms of the modified and approved stipulation agreement and based upon a 2016 PUCO order. The amended filing proposed to extend the ESP through May 2024 and included (a) an extension of the OVEC PPA rider, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s DIR and (e) the addition of various new riders, including a Distribution Technology Rider and a Renewable Resource Rider. A hearing at the PUCO is scheduled for June 2017.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

Significantly Excessive Earnings Test Filings

Background

Ohio law provides for the return of significantly excessive earnings to ratepayers upon PUCO review. Significantly excessive earnings are measured by whether the earned return on common equity of the electric utility is significantly in excess of the return on common equity that was earned during the same period by publicly traded companies, including utilities, that face comparable business and financial risk.

2016 SEET Filing

OPCo expects to submit its 2016 SEET filing in the second quarter of 2017.  OPCo’s 2016 SEET provision was determined by excluding the gain on the deferral of RSR costs related to the Global Settlement. In addition, refunds to customers included in the Global Settlement relating to the SEET remands and fuel adjustment clause proceedings were excluded from the determination of the 2016 SEET provision. Management believes its financial statements adequately address the impact of 2016 SEET requirements.  If the PUCO adopts a different 2016 SEET methodology, it could reduce future net income and cash flows and impact financial condition.

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

Upon rehearing in 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase was approximately $52 million. In 2014, intervenors filed appeals of that order with the Texas District Court and SWEPCo intervened in those appeals. A hearing at the Texas District Court is scheduled for May 2017.

If certain parts of the PUCT order are overturned or if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, it could reduce future net income and cash flows and impact financial condition.

2016 Texas Base Rate Case

In December 2016, SWEPCo filed a base rate request with the PUCT for a net increase in Texas annual revenues of $69 million based upon a 10% return on common equity. The annual increase includes approximately (a) $34 million related to additional environmental controls, including those installed at the Welsh Plant, to comply with Federal EPA mandates, (b) $25 million for additional generation, transmission and distribution investments and increased operating costs, (c) $8 million related to transmission cost recovery within SWEPCo’s regional transmission organization and (d) $2 million in additional vegetation management. As part of this filing, SWEPCo requested recovery of the Texas jurisdictional share (approximately 33%) of the net book value of Welsh Plant, Unit 2 through 2042, the remaining life of Welsh Plant, Unit 3. In April 2017, various intervenors filed testimony with individual recommendations ranging from a slight net revenue reduction to a net $44 million revenue increase. The recommended return on common equity ranged from 9.2% to 9.35%. In addition, no parties recommended approval of SWEPCo’s proposed transmission cost recovery and certain parties recommended investment disallowances that could result in write-offs of up to approximately $84 million. SWEPCO continues to evaluate this intervenor testimony. Staff testimony is scheduled to be filed in May 2017. A hearing at the PUCT is scheduled for June 2017.

If any of these costs are not recoverable, including retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

Louisiana Turk Plant Prudence Review

Beginning January 2013, SWEPCo’s formula rates, including the Louisiana jurisdictional share (approximately 29%) of the Turk Plant, have been collected subject to refund pending the outcome of a prudence review of the Turk Plant investment, which was placed into service in December 2012.

A hearing at the LPSC related to the Turk Plant prudence review is scheduled for September 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

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

2017 Louisiana Formula Rate Filing

In April 2017, SWEPCo filed its formula rate plan for test year 2015 with the LPSC.  The filing included a $36 million annual increase, which will be effective May 2017 and includes Louisiana’s jurisdictional share of Welsh and Flint Creek environmental controls which were placed in service in 2016. These environmental costs are subject to prudence review.  The $36 million increase is subject to LPSC staff review and is subject to refund.  If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could cost a total of approximately $850 million, excluding AFUDC. As of March 31, 2017, SWEPCo had incurred costs of $398 million, including AFUDC, and had remaining contractual construction obligations of $10 million related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of March 31, 2017, the total net book value of Welsh Plant, Units 1 and 3 was $630 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas base rate proceeding. In December 2016, the LPSC approved deferral of certain expenses related to the Louisiana jurisdictional share of environmental controls installed at Welsh Plant, until these investments are included in base rates. The Louisiana jurisdictional share of Welsh Plant deferrals through March 31, 2017 were $11 million, excluding $6 million of unrecognized equity, subject to review by the LPSC, and include a weighted average cost of capital (WACC) return on environmental investments and the related depreciation expense and taxes. SWEPCo has sought recovery of its project costs from retail customers at the state commissions and is recovering these costs from wholesale customers through their FERC-approved agreements.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters (Applies to AEP, APCo, I&M and OPCo)

PJM Transmission Rates

In June 2016, PJM transmission owners, including the AEP East Companies, and various state commissions filed a settlement agreement with the FERC to resolve outstanding issues related to cost responsibility for charges to transmission customers for certain transmission facilities that operate at or above 500 kV. In July 2016, certain parties filed comments at the FERC contesting the settlement agreement. Upon final FERC approval, PJM would implement a transmission enhancement charge adjustment through the PJM OATT, billable through 2025. Management expects that any refunds received would generally be returned to retail customers through existing state rider mechanisms.

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP East Transmission Companies Rates

In November 2016, certain AEP affiliates filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses, with a proposed effective date of January 1, 2017. The filing proposed that the rates would be implemented based upon the date provided in the resulting FERC order. In March 2017, the FERC accepted the proposed modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the AEP East Transmission Companies implemented the modified PJM OATT formula rates subject to refund which are based on projected 2017 calendar year financial activity and projected plant balances. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.
5.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to all Registrants unless indicated otherwise.

The Registrants are subject to certain claims and legal actions arising in the ordinary course of business.  In addition, the Registrants business activities are subject to extensive governmental regulation related to public health and the environment.  The ultimate outcome of such pending or potential litigation against the Registrants cannot be predicted.  Management accrues contingent liabilities only when management concludes that it is both probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. When management determines that it is not probable, but rather reasonably possible that a liability has been incurred at the date of the financial statements, management discloses such contingencies and the possible loss or range of loss if such estimate can be made. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the maximum possible loss exposure. Circumstances change over time and actual results may vary significantly from estimates.

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2016 Annual Report should be read in conjunction with this report.

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

AEP has two revolving credit facilities totaling $3.5 billion, a $3 billion credit facility due in June 2021, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries, and a $500 million credit facility due in June 2018.  As of March 31, 2017, no letters of credit were issued under the $3 billion revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP also issues letters of credit on behalf of subsidiaries under four uncommitted facilities totaling $345 million. In April 2017, the $75 million credit facility due in October 2017 was amended to $100 million due in April 2019. As of March 31, 2017, the Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$174.4	April 2017 to March 2018
OPCo	0.6	September 2017

AEP has $110 million of variable rate Pollution Control Bonds supported by $111 million of bilateral letters of credit with maturities ranging from June 2017 to July 2017.

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  It is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $74 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of March 31, 2017, SWEPCo has collected $70 million through a rider for final mine closure and reclamation costs, of which $74 million is recorded in Asset Retirement Obligations, offset by $4 million that is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s condensed balance sheet.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Guarantees of Equity Method Investees (Applies to AEP)

AEP issued a performance guarantee for a 50% owned joint venture which is accounted for as an equity method investment. If the joint venture were to default on payments or performance, AEP would be required to make payments on behalf of the joint venture. As of March 31, 2017, the maximum potential amount of future payments associated with this guarantee was $75 million, which expires in December 2019.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2017, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of AEP companies related to power purchase and sale activity.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity.

Master Lease Agreements

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of March 31, 2017, the maximum potential loss by Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$37.8
APCo	5.7
I&M	3.2
OPCo	5.9
PSO	3.1
SWEPCo	3.6

Railcar Lease (Applies to AEP, I&M and SWEPCo)

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $8 million and $10 million for I&M and SWEPCo, respectively, for the remaining railcars as of March 31, 2017.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $8 million and $10 million for I&M and SWEPCo, respectively, as of March 31, 2017, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

AEPRO Boat and Barge Leases (Applies to AEP)

In October 2015, AEP signed a Purchase and Sale Agreement to sell its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. The sale closed in November 2015. Certain of the boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of March 31, 2017, the maximum potential amount of future payments required under the guaranteed leases was $82 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee to the extent of the sale proceeds. As of March 31, 2017, AEP’s boat and barge lease guarantee liability was $12 million, of which $2 million was recorded in Other Current Liabilities and $10 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ. In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M’s accrual was reduced. As of March 31, 2017, I&M’s accrual for all of these sites is $6 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the sites or changes in the scope of remediation.  Management cannot predict the amount of additional cost, if any.

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

Westinghouse Electric Company Bankruptcy Filing (Applies to AEP and I&M)

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the US Bankruptcy Code.  It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize.  Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  I&M is evaluating how this reorganization affects these contracts.  Westinghouse has stated that it intends to continue performance on I&M’s contracts, but given the importance of upcoming dates in the fuel fabrication process for Cook Plant, and their vital part in Cook Plant’s ongoing operations, I&M has approached Westinghouse and expects to make a filing with the bankruptcy court to seek to avoid any interruptions to that service.  In the unlikely event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation (Applies to AEP and I&M)

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiffs further allege that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiffs seek a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiffs.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims, including the dismissal without prejudice of plaintiffs’ claims seeking compensatory damages. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiffs subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiffs’ motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, plaintiffs filed an appeal in the U.S. Court of Appeals for the Sixth Circuit on whether AEGCo and I&M are in breach of certain contract provisions that plaintiffs allege operate to protect the plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. In April 2017, the U.S. Court of Appeals for the Sixth Circuit issued an opinion reversing the district court’s decisions which had dismissed certain of plaintiffs’ claims for breach of contract. The U.S. Court of Appeals for the Sixth Circuit determined that the district court erred in holding that the modification to the consent decree was permitted under the terms of the lease agreement and remanded the case to the district court to enter summary judgment in plaintiffs’ favor consistent with that ruling. AEGCo and I&M intend to file a petition for rehearing with the U.S. Court of Appeals for the Sixth Circuit. The district court dismissed plaintiffs’ claims seeking compensatory relief as premature. In addition, plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages. As a result, management is unable to determine a range of potential losses that are reasonably possible of occurring.

Natural Gas Markets Lawsuits (Applies to AEP)

In 2002, a lawsuit was commenced in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP is among the companies named as defendants in some of these cases.  AEP settled, received summary judgment or was dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court’s dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court’s orders in these cases.  The United States Supreme Court affirmed the U.S. Court of Appeals for the Ninth Circuit’s opinion.  The cases were remanded to the district court for further proceedings. AEP had four pending cases, of which three are class actions and one is a single plaintiff case. A settlement was reached in the three class actions and the district court issued preliminary approval of that settlement. In May 2016, the district court dismissed the remaining case. In December 2016, the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In February 2017, a settlement was reached in the remaining case.

Gavin Landfill Litigation (Applies to AEP and OPCo)
In August 2014, a complaint was filed in the Mason County, West Virginia Circuit Court against AEP, AEPSC, OPCo and an individual supervisor alleging wrongful death and personal injury/illness claims arising out of purported exposure to coal combustion by-product waste at the Gavin Plant landfill.  As a result of OPCo transferring its generation assets to AGR, the outcome of this complaint will be the responsibility of AGR. The lawsuit was filed on behalf of 77 plaintiffs, consisting of 39 current and former contractors of the landfill and 38 family members of those contractors.  Twelve of the family members are pursuing personal injury/illness claims (non-working direct claims) and the remainder are pursuing loss of consortium claims.  The plaintiffs seek compensatory and punitive damages, as well as medical monitoring.  In September 2014, defendants filed a motion to dismiss the complaint, contending the case should be filed in Ohio. In August 2015, the court denied the motion. Defendants appealed that decision to the West Virginia Supreme Court. In February 2016, a decision was issued by the court denying the appeal and remanding the case to the West Virginia Mass Litigation Panel (WVMLP), rather than back to the Mason County, West Virginia Circuit Court. Defendants’ subsequently filed a motion to dismiss the twelve non-working direct claims under Ohio law. The WVMLP denied the motion and defendants again appealed to the West Virginia Supreme Court. The West Virginia Supreme Court granted the appeal of the twelve non-working direct claims and heard oral argument in March 2017. The entire case has been stayed pending resolution of the appeal. Management will continue to defend against the claims and believes the provision recorded is adequate. Management is unable to determine a range of potential additional losses that are reasonably possible of occurring.

6. IMPAIRMENT, DISPOSITION AND ASSETS AND LIABILITIES HELD FOR SALE

The disclosures in this note apply to AEP only.

IMPAIRMENT

Merchant Generating Assets (Generation & Marketing Segment)

In September 2016, due to AEP’s ongoing evaluation of strategic alternatives for its merchant generation assets, declining forecasts of future energy and capacity prices, and a decreasing likelihood of cost recovery through regulatory proceedings or legislation in the state of Ohio providing for the recovery of AEP’s existing Ohio merchant generation assets, AEP performed an impairment analysis at the unit level on the remaining merchant generation assets in accordance with accounting guidance for impairments of long-lived assets.

In the first quarter of 2017, AEP recorded an additional pretax impairment of $4 million in Asset Impairments and Other Related Charges on AEP’s statements of income related to the Merchant Coal-fired Generation Assets. An additional $7 million pretax impairment recorded in Asset Impairments and Other Related Charges on AEP’s statements of income was related to the agreement to sell Zimmer Plant. The sale is further discussed in the “Assets and Liabilities Held for Sale” section of this note.

DISPOSITION

Gavin, Waterford, Darby, and Lawrenceburg Plants (Generation & Marketing Segment)
In September 2016, AEP signed a Purchase and Sale Agreement to sell AGR’s Gavin, Waterford and Darby plants as well as AEGCo’s Lawrenceburg plant totaling 5,329 MWs of competitive generation assets to a nonaffiliated party. The sale closed in January 2017 for $2.2 billion, which were recorded in Investing Activities on the statement of cash flows. The net proceeds from the transaction are $1.2 billion in cash after taxes, repayment of debt associated with these assets including a make whole payment related to the debt, payment of a coal contract associated with one of the plants and transaction fees. The sale resulted in a pretax gain of $227 million that was recorded in Gain on Sale of Merchant Generation Assets on AEP’s statement of income.

A coal purchase and sale agreement acquired by the nonaffiliated party is subject to an AEP guarantee in favor of the coal supplier, ensuring payments under the agreement until December 2017. The maximum potential amount of payments required under the guarantee was $34 million.

ASSETS AND LIABILITIES HELD FOR SALE

Zimmer, Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)

In February 2017, AEP signed an agreement to sell its 25.4% ownership share of Zimmer Plant to a nonaffiliated party. The transaction is expected to close in the second quarter of 2017, subject to FERC approval.

In the third quarter of 2016, management determined Gavin, Waterford, Darby and Lawrenceburg Plants met the classification of held for sale. Accordingly, the four plants’ assets and liabilities have been recorded as Assets Held for Sale and Liabilities Held for Sale on AEP’s balance sheet as of December 31, 2016 and as shown in the table below. In the first quarter of 2017, management determined Zimmer Plant met the classification of held for sale. The assets and liabilities have been recorded as Assets Held for Sale and Liabilities Held for Sale on AEP’s balance sheet as of March 31, 2017 and as shown in the table below. The Income before Income Tax Expense and Equity Earnings of the five plants was approximately $47 million (excluding the $227 million pretax gain) and $112 million for the three months ended March 31, 2017 and 2016, respectively.

	March 31,	December 31,
	2017	2016
Assets:	(in millions)
Fuel	$6.9	$145.5
Materials and Supplies	0.1	49.4
Property, Plant and Equipment - Net	0.8	1,756.2
Other Class of Assets That Are Not Major	1.9	0.1
Total Assets Classified as Held for Sale on the Balance Sheets	$9.7	$1,951.2

Liabilities:
Long-term Debt	$—	$134.8
Waterford Plant Upgrade Liability	—	52.2
Asset Retirement Obligations	1.9	36.7
Other Classes of Liabilities That Are Not Major	1.6	12.2
Total Liabilities Classified as Held for Sale on the Balance Sheets	$3.5	$235.9

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$24.1	$21.4	$2.8	$2.6
Interest Cost	50.8	52.9	14.8	15.2
Expected Return on Plan Assets	(71.2)	(70.1)	(25.3)	(26.8)
Amortization of Prior Service Cost (Credit)	0.3	0.6	(17.3)	(17.3)
Amortization of Net Actuarial Loss	20.7	21.0	9.2	7.9
Net Periodic Benefit Cost (Credit)	$24.7	$25.8	$(15.8)	$(18.4)

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$2.3	$2.0	$0.3	$0.2
Interest Cost	6.4	6.8	2.6	2.7
Expected Return on Plan Assets	(8.9)	(8.8)	(4.1)	(4.3)
Amortization of Prior Service Cost (Credit)	0.1	—	(2.5)	(2.5)
Amortization of Net Actuarial Loss	2.6	2.7	1.6	1.4
Net Periodic Benefit Cost (Credit)	$2.5	$2.7	$(2.1)	$(2.5)

I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$3.5	$3.0	$0.4	$0.4
Interest Cost	6.1	6.3	1.7	1.8
Expected Return on Plan Assets	(8.6)	(8.4)	(3.1)	(3.2)
Amortization of Prior Service Cost (Credit)	—	0.1	(2.3)	(2.4)
Amortization of Net Actuarial Loss	2.4	2.5	1.1	0.9
Net Periodic Benefit Cost (Credit)	$3.4	$3.5	$(2.2)	$(2.5)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$1.9	$1.6	$0.2	$0.2
Interest Cost	4.8	5.2	1.7	1.7
Expected Return on Plan Assets	(7.0)	(6.9)	(3.0)	(3.2)
Amortization of Prior Service Credit	—	—	(1.7)	(1.7)
Amortization of Net Actuarial Loss	2.0	2.0	1.1	0.9
Net Periodic Benefit Cost (Credit)	$1.7	$1.9	$(1.7)	$(2.1)

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$1.6	$1.5	$0.2	$0.2
Interest Cost	2.7	2.8	0.8	0.8
Expected Return on Plan Assets	(3.9)	(3.9)	(1.4)	(1.5)
Amortization of Prior Service Cost (Credit)	—	0.1	(1.1)	(1.1)
Amortization of Net Actuarial Loss	1.1	1.1	0.5	0.4
Net Periodic Benefit Cost (Credit)	$1.5	$1.6	$(1.0)	$(1.2)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service Cost	$2.2	$2.0	$0.2	$0.2
Interest Cost	3.1	3.1	0.9	0.9
Expected Return on Plan Assets	(4.2)	(4.1)	(1.6)	(1.7)
Amortization of Prior Service Cost (Credit)	—	0.1	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.2	1.2	0.6	0.5
Net Periodic Benefit Cost (Credit)	$2.3	$2.3	$(1.2)	$(1.4)

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

AEP’s reportable segments and their related business activities are outlined below:

Vertically Integrated Utilities

•	Generation, transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEGCo, APCo, I&M, KGPCo, KPCo, PSO, SWEPCo and WPCo.

Transmission and Distribution Utilities

•	Transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by OPCo and AEP Texas.

•	OPCo purchases energy and capacity to serve SSO customers and provides transmission and distribution services for all connected load.

•
With the merger of TCC and TNC into AEP Utilities, Inc. to form AEP Texas, the Transmission and Distribution segment now includes certain activities related to the former AEP Utilities, Inc. that had been included in Corporate and Other.

AEP Transmission Holdco

•
Development, construction and operation of transmission facilities through investments in AEP’s wholly-owned transmission-only subsidiaries and transmission-only joint ventures. These investments have PUCT-approved or FERC-approved returns on equity.

Generation & Marketing

•	Competitive generation in ERCOT and PJM.

•	Marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO.

•	Contracted renewable energy investments and management services.

The remainder of AEP’s activities is presented as Corporate and Other. While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries, Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense and other nonallocated costs.

The tables below present AEP’s reportable segment income statement information for the three months ended March 31, 2017 and 2016 and reportable segment balance sheet information as of March 31, 2017 and December 31, 2016. These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended March 31, 2017
Revenues from:
External Customers	$2,269.8	$1,066.4	$27.7	$558.8	$10.6	$—	$3,933.3
Other Operating Segments	20.6	20.0	128.4	32.6	15.9	(217.5)	—
Total Revenues	$2,290.4	$1,086.4	$156.1	$591.4	$26.5	$(217.5)	$3,933.3

Net Income (Loss)	$220.5	$119.1	$72.8	$186.2	$(4.4)	$—	$594.2

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended March 31, 2016
Revenues from:
External Customers	$2,218.1	$1,077.3	$29.3	$713.9	$6.3	$—	$4,044.9
Other Operating Segments	27.5	19.5	59.3	34.1	18.1	(158.5)	—
Total Revenues	$2,245.6	$1,096.8	$88.6	$748.0	$24.4	$(158.5)	$4,044.9

Net Income	$278.7	$107.5	$44.7	$70.7	$1.5	$—	$503.1

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
March 31, 2017
Total Property, Plant and Equipment	$41,780.5	$14,990.4	$5,665.4	$483.7	$357.2	$(366.7)	(b)	$62,910.5
Accumulated Depreciation and Amortization	12,712.9	3,697.8	120.7	140.4	188.7	(186.3)	(b)	16,674.2
Total Property Plant and Equipment - Net	$29,067.6	$11,292.6	$5,544.7	$343.3	$168.5	$(180.4)	(b)	$46,236.3

Assets Held for Sale	$—	$—	$—	$9.7	$—	$—		$9.7

Total Assets	$37,562.2	$14,813.5	$6,721.4	$2,194.9	$21,233.1	$(20,796.8)	(b) (c)	$61,728.3

Long-term Debt Due Within One Year:
Non-Affiliated	$1,518.9	$316.4	$130.7	$0.1	$548.1	$—		$2,514.2

Long-term Debt:
Affiliated	40.0	—	—	32.2	—	(72.2)		—
Non-Affiliated	9,938.9	4,554.4	1,931.4	—	297.5	—		16,722.2

Total Long-term Debt	$11,497.8	$4,870.8	$2,062.1	$32.3	$845.6	$(72.2)		$19,236.4

Liabilities Held for Sale	$—	$—	$—	$3.5	$—	$—		$3.5

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2016
Total Property, Plant and Equipment	$41,552.6	$14,762.2	$5,354.0	$364.7	$356.6	$(353.5)	(b)	$62,036.6
Accumulated Depreciation and Amortization	12,596.7	3,655.0	101.4	42.2	186.0	(184.0)	(b)	16,397.3
Total Property Plant and Equipment - Net	$28,955.9	$11,107.2	$5,252.6	$322.5	$170.6	$(169.5)	(b)	$45,639.3

Assets Held for Sale	$—	$—	$—	$1,951.2	$—	$—		$1,951.2

Total Assets	$37,428.3	$14,802.4	$6,384.8	$3,386.1	$20,354.8	$(18,888.7)	(b) (c)	$63,467.7

Long-term Debt Due Within One Year:
Non-Affiliated	$1,519.9	$309.4	$—	$500.1	$548.6	$—		$2,878.0

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	10,353.3	4,672.2	2,055.7	—	297.2	—		17,378.4

Total Long-term Debt	$11,893.2	$4,981.6	$2,055.7	$532.3	$845.8	$(52.2)		$20,256.4

Liabilities Held for Sale	$—	$—	$—	$235.9	$—	$—		$235.9

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

Registrant Subsidiaries’ Reportable Segments

The Registrant Subsidiaries each have one reportable segment, an integrated electricity generation, transmission and distribution business for APCo, I&M, PSO and SWEPCo, and an electricity transmission and distribution business for OPCo.  The Registrant Subsidiaries’ other activities are insignificant.  The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results.

9.  DERIVATIVES AND HEDGING

The disclosures in this note apply to all Registrants unless indicated otherwise.

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

AEPSC is agent for and transacts on behalf of AEP subsidiaries, including the Registrant Subsidiaries. AEP Energy Partners is agent for and transacts on behalf of other AEP subsidiaries.

The Registrants are exposed to certain market risks as major power producers and participants in the electricity, capacity, natural gas, coal and emission allowance markets.  These risks include commodity price risks which may be subject to capacity risk, interest rate risk, credit risk and foreign currency exchange risk.  These risks represent the risk of loss that may impact the Registrants due to changes in the underlying market prices or rates.  Management utilizes derivative instruments to manage these risks.

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

The Registrants utilize power, capacity, coal, natural gas, interest rate and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  The Registrants utilize interest rate derivative contracts in order to manage the interest rate exposure associated with the commodity portfolio.  For disclosure purposes, such risks are grouped as “Commodity,” as these risks are related to energy risk management activities.  The Registrants also utilize derivative contracts to manage interest rate risk associated with debt financing.  For disclosure purposes, these risks are grouped as “Interest Rate.”  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
March 31, 2017

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	301.0	33.1	18.9	10.9	4.6	5.5
Coal	Tons	1.4	—	0.7	—	—	0.7
Natural Gas	MMBtus	24.3	—	—	—	—	—
Heating Oil and Gasoline	Gallons	5.4	1.0	0.5	1.2	0.6	0.6
Interest Rate	USD	$70.3	$—	$—	$—	$—	$—

Interest Rate and Foreign Currency	USD	$500.0	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2016

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	348.0	51.9	19.9	11.2	11.9	14.2
Coal	Tons	1.5	—	0.5	—	—	1.0
Natural Gas	MMBtus	32.8	—	—	—	—	—
Heating Oil and Gasoline	Gallons	7.4	1.4	0.7	1.6	0.8	0.9
Interest Rate	USD	$75.2	$0.1	$0.1	$—	$—	$—

Interest Rate and Foreign Currency	USD	$500.0	$—	$—	$—	$—	$—

Fair Value Hedging Strategies (Applies to AEP)

Parent enters into interest rate derivative transactions as part of an overall strategy to manage the mix of fixed-rate and floating-rate debt. Certain interest rate derivative transactions effectively modify exposure to interest rate risk by converting a portion of fixed-rate debt to a floating rate. Provided specific criteria are met, these interest rate derivatives may be designated as fair value hedges.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND THE IMPACT ON THE FINANCIAL STATEMENTS

The accounting guidance for “Derivatives and Hedging” requires recognition of all qualifying derivative instruments as either assets or liabilities on the balance sheets at fair value. The fair values of derivative instruments accounted for using MTM accounting or hedge accounting are based on exchange prices and broker quotes. If a quoted market price is not available, the estimate of fair value is based on the best information available including valuation models that estimate future energy prices based on existing market and broker quotes, supply and demand market data and assumptions. In order to determine the relevant fair values of the derivative instruments, the Registrants apply valuation adjustments for discounting, liquidity and credit quality.

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

	March 31, 2017		December 31, 2016
Company	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities	Cash Collateral Received Netted Against Risk Management Assets	Cash Collateral Paid Netted Against Risk Management Liabilities
	(in millions)
AEP	$5.5	$21.9	$7.9	$7.6
APCo	—	0.3	0.5	0.7
I&M	—	0.2	0.3	0.4
OPCo	—	—	0.2	—
PSO	—	—	0.1	—
SWEPCo	—	—	0.1	—

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$245.8	$16.2	$—	$262.0	$(177.0)	$85.0
Long-term Risk Management Assets	361.7	4.9	—	366.6	(56.1)	310.5
Total Assets	607.5	21.1	—	628.6	(233.1)	395.5

Current Risk Management Liabilities	232.9	10.8	—	243.7	(175.5)	68.2
Long-term Risk Management Liabilities	346.0	70.9	1.9	418.8	(74.0)	344.8
Total Liabilities	578.9	81.7	1.9	662.5	(249.5)	413.0

Total MTM Derivative Contract Net Assets (Liabilities)	$28.6	$(60.6)	$(1.9)	$(33.9)	$16.4	$(17.5)

AEP

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$264.4	$13.2	$—	$277.6	$(183.1)	$94.5
Long-term Risk Management Assets	315.0	7.7	—	322.7	(33.6)	289.1
Total Assets	579.4	20.9	—	600.3	(216.7)	383.6

Current Risk Management Liabilities	227.2	6.3	—	233.5	(180.1)	53.4
Long-term Risk Management Liabilities	301.0	50.1	1.4	352.5	(36.3)	316.2
Total Liabilities	528.2	56.4	1.4	586.0	(216.4)	369.6

Total MTM Derivative Contract Net Assets (Liabilities)	$51.2	$(35.5)	$(1.4)	$14.3	$(0.3)	$14.0

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts primarily include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

APCo

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$19.2	$(18.1)	$1.1
Long-term Risk Management Assets	5.7	(5.5)	0.2
Total Assets	24.9	(23.6)	1.3

Current Risk Management Liabilities	24.7	(18.1)	6.6
Long-term Risk Management Liabilities	5.9	(5.8)	0.1
Total Liabilities	30.6	(23.9)	6.7

Total MTM Derivative Contract Net Assets (Liabilities)	$(5.7)	$0.3	$(5.4)

APCo

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$22.7	$(20.1)	$2.6
Long-term Risk Management Assets	1.9	(1.9)	—
Total Assets	24.6	(22.0)	2.6

Current Risk Management Liabilities	20.6	(20.3)	0.3
Long-term Risk Management Liabilities	2.8	(1.9)	0.9
Total Liabilities	23.4	(22.2)	1.2

Total MTM Derivative Contract Net Assets	$1.2	$0.2	$1.4

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

I&M

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$16.7	$(14.3)	$2.4
Long-term Risk Management Assets	3.9	(3.3)	0.6
Total Assets	20.6	(17.6)	3.0

Current Risk Management Liabilities	17.1	(14.3)	2.8
Long-term Risk Management Liabilities	3.6	(3.5)	0.1
Total Liabilities	20.7	(17.8)	2.9

Total MTM Derivative Contract Net Assets (Liabilities)	$(0.1)	$0.2	$0.1

I&M

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$14.9	$(11.4)	$3.5
Long-term Risk Management Assets	1.1	(1.1)	—
Total Assets	16.0	(12.5)	3.5

Current Risk Management Liabilities	11.8	(11.5)	0.3
Long-term Risk Management Liabilities	1.9	(1.1)	0.8
Total Liabilities	13.7	(12.6)	1.1

Total MTM Derivative Contract Net Assets	$2.3	$0.1	$2.4

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

OPCo

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.1	$—	$0.1
Long-term Risk Management Assets	—	—	—
Total Assets	0.1	—	0.1

Current Risk Management Liabilities	6.3	—	6.3
Long-term Risk Management Liabilities	118.3	—	118.3
Total Liabilities	124.6	—	124.6

Total MTM Derivative Contract Net Liabilities	$(124.5)	$—	$(124.5)
OPCo

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.4	$(0.2)	$0.2
Long-term Risk Management Assets	—	—	—
Total Assets	0.4	(0.2)	0.2

Current Risk Management Liabilities	5.9	—	5.9
Long-term Risk Management Liabilities	113.1	—	113.1
Total Liabilities	119.0	—	119.0

Total MTM Derivative Contract Net Liabilities	$(118.6)	$(0.2)	$(118.8)

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

PSO

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.5	$—	$0.5
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	—	0.5

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets	$0.5	$—	$0.5

PSO

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.9	$(0.1)	$0.8
Long-term Risk Management Assets	—	—	—
Total Assets	0.9	(0.1)	0.8

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.9	$(0.1)	$0.8

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

SWEPCo

Fair Value of Derivative Instruments
March 31, 2017

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$0.6	$—	$0.6
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	—	0.6

Current Risk Management Liabilities	0.4	—	0.4
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.4	—	0.4

Total MTM Derivative Contract Net Assets	$0.2	$—	$0.2

SWEPCo

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts - Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location
	(in millions)
Current Risk Management Assets	$1.1	$(0.2)	$0.9
Long-term Risk Management Assets	—	—	—
Total Assets	1.1	(0.2)	0.9

Current Risk Management Liabilities	0.4	(0.1)	0.3
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.4	(0.1)	0.3

Total MTM Derivative Contract Net Assets (Liabilities)	$0.7	$(0.1)	$0.6

(a)
Derivative instruments within these categories are reported gross.  These instruments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.”

(b)	Amounts include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with the accounting guidance for “Derivatives and Hedging.”

(c)	There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the statement of financial position.

The tables below present the Registrants’ activity of derivative risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended March 31, 2017

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$5.5	$—	$—	$—	$—	$—
Generation & Marketing Revenues	10.5	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues (a)	—	0.4	5.2	—	—	0.1
Purchased Electricity for Resale	2.4	0.8	0.1	—	—	—
Other Operation Expense	0.2	—	—	—	—	—
Maintenance Expense	0.2	—	—	—	—	—
Regulatory Assets (b)	(14.9)	(5.8)	(0.2)	(8.6)	—	(0.2)
Regulatory Liabilities (b)	25.2	10.9	6.8	—	2.4	4.6
Total Gain (Loss) on Risk Management Contracts	$29.1	$6.3	$11.9	$(8.6)	$2.4	$4.5

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended March 31, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.6	$—	$—	$—	$—	$—
Transmission and Distribution Utilities Revenues	(3.5)	—	—	—	—	—
Generation & Marketing Revenues	19.8	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues (a)	—	(0.8)	1.6	(3.5)	—	—
Sales to AEP Affiliates	—	1.1	4.0	—	—	—
Purchased Electricity for Resale	2.1	1.4	0.1	—	—	—
Other Operation Expense	(0.7)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Maintenance Expense	(0.8)	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)
Regulatory Assets (b)	(11.1)	0.2	0.3	(11.4)	(0.5)	0.1
Regulatory Liabilities (b)	12.7	15.9	3.9	(15.2)	—	4.5
Total Gain (Loss) on Risk Management Contracts	$19.1	$17.5	$9.7	$(30.3)	$(0.7)	$4.4

(a)	Amounts for OPCo represents Electricity, Transmission and Distribution.

(b)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
Certain qualifying derivative instruments have been designated as normal purchase or normal sale contracts, as provided in the accounting guidance for “Derivatives and Hedging.” Derivative contracts that have been designated as normal purchases or normal sales under that accounting guidance are not subject to MTM accounting treatment and are recognized on the statements of income on an accrual basis.

The accounting for the changes in the fair value of a derivative instrument depends on whether it qualifies for and has been designated as part of a hedging relationship and further, on the type of hedging relationship. Depending on the exposure, management designates a hedging instrument as a fair value hedge or a cash flow hedge.

For contracts that have not been designated as part of a hedging relationship, the accounting for changes in fair value depends on whether the derivative instrument is held for trading purposes. Unrealized and realized gains and losses on derivative instruments held for trading purposes are included in revenues on a net basis on the statements of income. Unrealized and realized gains and losses on derivative instruments not held for trading purposes are included in revenues or expenses on the statements of income depending on the relevant facts and circumstances. Certain derivatives that economically hedge future commodity risk are recorded in the same expense line item on the statements of income as that of the associated risk. However, unrealized and some realized gains and losses in regulated jurisdictions for both trading and non-trading derivative instruments are recorded as regulatory assets (for losses) or regulatory liabilities (for gains) in accordance with the accounting guidance for “Regulated Operations.”

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

AEP records realized and unrealized gains or losses on interest rate swaps that are designated and qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the statements of income.  The following table shows the results of hedging gains (losses):

	Three Months Ended March 31,
	2017	2016
	(in millions)
Gain (Loss) on Fair Value Hedging Instruments	$(0.5)	$3.5
Gain (Loss) on Fair Value Portion of Long-term Debt	0.5	(3.5)

During the three months ended March 31, 2017 and 2016, hedge ineffectiveness was immaterial.

Accounting for Cash Flow Hedging Strategies

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the Registrants initially report the effective portion of the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheets until the period the hedged item affects Net Income. The Registrants recognize any hedge ineffectiveness in Net Income immediately during the period of change, except in regulated jurisdictions where hedge ineffectiveness would be recorded as a regulatory asset (for losses) or a regulatory liability (for gains) if applicable.

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2017 and 2016, AEP applied cash flow hedging to outstanding power derivatives. During the three months ended March 31, 2017 and 2016, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2016, AEP applied cash flow hedging to outstanding interest rate derivatives. During the three months ended March 31, 2017, AEP did not apply cash flow hedging to outstanding interest rate derivatives. During the three months ended March 31, 2017 and 2016, the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Depreciation and Amortization expense on the statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three months ended March 31, 2017 and 2016, the Registrants did not apply cash flow hedging to any outstanding foreign currency derivatives as cash flow hedges.

During the three months ended March 31, 2017 and 2016, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	March 31, 2017		December 31, 2016
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
Hedging Assets (a)	$13.0	$—	$11.2	$—
Hedging Liabilities (a)	73.6	—	46.7	—
AOCI Loss Net of Tax	(39.6)	(15.3)	(23.1)	(15.7)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	3.3	(1.0)	4.3	(1.0)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the balance sheets.

As of March 31, 2017 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 129 months.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	March 31, 2017		December 31, 2016
	Interest Rate
Company	AOCI Gain (Loss) Net of Tax	Expected to be Reclassified to Net Income During the Next Twelve Months	AOCI Gain (Loss) Net of Tax	Expected to be Reclassified to Net Income During the Next Twelve Months
	(in millions)
APCo	$2.7	$0.7	$2.9	$0.7
I&M	(11.7)	(1.3)	(12.0)	(1.3)
OPCo	2.8	1.1	3.0	1.1
PSO	3.2	0.8	3.4	0.8
SWEPCo	(6.9)	(1.4)	(7.4)	(1.4)

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

Master agreements are typically used to facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Collateral requirements in the form of cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. A counterparty is required to post cash or letters of credit in the event exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with AEP’s credit policy. In addition, master agreements allow for termination and liquidation of all positions in the event of a default including a failure or inability to post collateral when required.

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

Under the tariffs of the RTOs and Independent System Operators (ISOs) and a limited number of derivative and non-derivative contracts primarily related to competitive retail auction loads, additional amounts of collateral are required if certain credit ratings decline below a specified rating threshold.  The amount of collateral required fluctuates based on market prices and total exposure.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering items in contracts.  AEP, APCo, I&M, PSO and SWEPCo have not experienced a downgrade below a specified rating threshold that would require the posting of additional collateral.  There is no exposure relating to derivative contracts, however, there is exposure relating to RTOs, ISOs and non-derivative contracts. The following table represents the exposure if credit ratings were to decline below a specified rating threshold:

	March 31, 2017			December 31, 2016
Company	Amount of Collateral That Would Have Been Required to Post Attributable to RTOs and ISOs	Amount of Collateral Attributable to Other Contracts		Amount of Collateral That Would Have Been Required to Post Attributable to RTOs and ISOs	Amount of Collateral Attributable to Other Contracts
	(in millions)
AEP	$35.2	$197.2	(a)	$9.3	$280.3	(a)
APCo	6.7	—		1.0	—
I&M	3.9	—		0.6	—
PSO	5.1	3.2		2.1	3.2
SWEPCo	6.1	0.1		2.5	0.1

(a)
Represents the amount of collateral AEP subsidiaries would have been required to post for other significant non-derivative contracts including AGR jointly owned plant contracts and various other commodity related contacts.

Cross-Default Triggers (Applies to AEP, APCo and I&M)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. The following tables represent: (a) the fair value of these derivative liabilities subject to cross-default provisions prior to consideration of contractual netting arrangements, (b) the amount that the exposure has been reduced by cash collateral posted and (c) if a cross-default provision would have been triggered, the settlement amount that would be required after considering contractual netting arrangements:

March 31, 2017
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
(in millions)
AEP	$287.1	$6.5	$267.4
APCo	—	—	—
I&M	—	—	—

	December 31, 2016
Company	Liabilities for Contracts with Cross Default Provisions Prior to Contractual Netting Arrangements	Amount of Cash Collateral Posted	Additional Settlement Liability if Cross Default Provision is Triggered
	(in millions)
AEP	$259.6	$0.4	$235.8
APCo	0.1	—	—
I&M	0.1	—	—

10.  FAIR VALUE MEASUREMENTS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of AEP’s Board of Directors. AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Vice Chairman, Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer. The Competitive Risk Committee consists of AEPSC’s Vice Chairman, Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	March 31, 2017		December 31, 2016
Company	Book Value	Fair Value	Book Value		Fair Value
	(in millions)
AEP	$19,236.4	$21,239.5	$20,391.2	(a)	$22,211.9	(a)
APCo	3,918.8	4,558.8	4,033.9		4,613.2
I&M	2,439.5	2,646.8	2,471.4		2,661.6
OPCo	1,742.0	2,070.8	1,763.9		2,092.5
PSO	1,286.1	1,431.1	1,286.0		1,419.0
SWEPCo	2,427.7	2,591.2	2,679.1		2,814.3

(a)
Amount includes debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet and has a fair value of $172 million. See the Assets and Liabilities Held for Sale section of Note 6 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include funds held by trustees primarily for the payment of securitization bonds and securities available for sale, including marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments:

	March 31, 2017
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$152.7	$—	$—	$152.7
Fixed Income Securities – Mutual Funds (b)	93.1	—	(0.8)	92.3
Equity Securities – Mutual Funds	14.5	15.5	—	30.0
Total Other Temporary Investments	$260.3	$15.5	$(0.8)	$275.0

	December 31, 2016
Other Temporary Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Restricted Cash (a)	$211.7	$—	$—	$211.7
Fixed Income Securities – Mutual Funds (b)	92.7	—	(1.0)	91.7
Equity Securities – Mutual Funds	14.4	13.9	—	28.3
Total Other Temporary Investments	$318.8	$13.9	$(1.0)	$331.7

(a)	Primarily represents amounts held for the repayment of debt.

(b)	Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Proceeds from Investment Sales	$—	$—
Purchases of Investments	0.5	0.4
Gross Realized Gains on Investment Sales	—	—
Gross Realized Losses on Investment Sales	—	—

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, see Note 3.

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

I&M maintains trust funds for each regulatory jurisdiction.  Regulatory approval is required to withdraw decommissioning funds. These funds are managed by external investment managers who must comply with the guidelines and rules of the applicable regulatory authorities.  The trust assets are invested to optimize the net of tax earnings of the trust giving consideration to liquidity, risk, diversification and other prudent investment objectives.

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

The following is a summary of nuclear trust fund investments:

	March 31, 2017			December 31, 2016
	Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments	Fair Value	Gross Unrealized Gains	Other-Than-Temporary Impairments
	(in millions)
Cash and Cash Equivalents	$16.6	$—	$—	$18.7	$—	$—
Fixed Income Securities:
United States Government	814.2	28.4	(4.6)	785.4	27.1	(5.5)
Corporate Debt	57.2	2.5	(1.2)	60.9	2.3	(1.4)
State and Local Government	101.9	0.2	(1.0)	121.1	0.4	(0.7)
Subtotal Fixed Income Securities	973.3	31.1	(6.8)	967.4	29.8	(7.6)
Equity Securities – Domestic	1,343.3	740.6	(78.9)	1,270.1	677.9	(79.6)
Spent Nuclear Fuel and Decommissioning Trusts	$2,333.2	$771.7	$(85.7)	$2,256.2	$707.7	$(87.2)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Proceeds from Investment Sales	$487.9	$1,137.7
Purchases of Investments	505.5	1,151.6
Gross Realized Gains on Investment Sales	11.3	15.8
Gross Realized Losses on Investment Sales	8.1	7.8

The base cost of fixed income securities was $942 million and $938 million as of March 31, 2017 and December 31, 2016, respectively.  The base cost of equity securities was $603 million and $592 million as of March 31, 2017 and December 31, 2016, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2017 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$221.8
1 year – 5 years	346.3
5 years – 10 years	192.8
After 10 years	212.4
Total	$973.3

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrants’ financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by the accounting guidance for “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$8.9	$—	$—	$166.1	$175.0

Other Temporary Investments
Restricted Cash (a)	136.2	1.3	—	15.2	152.7
Fixed Income Securities – Mutual Funds	92.3	—	—	—	92.3
Equity Securities – Mutual Funds (b)	30.0	—	—	—	30.0
Total Other Temporary Investments	258.5	1.3	—	15.2	275.0

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	1.8	353.3	204.3	(176.9)	382.5
Cash Flow Hedges:
Commodity Hedges (c)	—	13.7	1.1	(1.8)	13.0
Total Risk Management Assets	1.8	367.0	205.4	(178.7)	395.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	8.9	—	—	7.7	16.6
Fixed Income Securities:
United States Government	—	814.2	—	—	814.2
Corporate Debt	—	57.2	—	—	57.2
State and Local Government	—	101.9	—	—	101.9
Subtotal Fixed Income Securities	—	973.3	—	—	973.3
Equity Securities – Domestic (b)	1,343.3	—	—	—	1,343.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,352.2	973.3	—	7.7	2,333.2

Total Assets	$1,621.4	$1,341.6	$205.4	$10.3	$3,178.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$5.4	$340.6	$184.8	$(193.3)	$337.5
Cash Flow Hedges:
Commodity Hedges (c)	—	36.3	39.1	(1.8)	73.6
Fair Value Hedges	—	1.9	—	—	1.9
Total Risk Management Liabilities	$5.4	$378.8	$223.9	$(195.1)	$413.0

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$8.7	$—	$—	$201.8	$210.5

Other Temporary Investments
Restricted Cash (a)	173.8	5.1	—	32.8	211.7
Fixed Income Securities – Mutual Funds	91.7	—	—	—	91.7
Equity Securities – Mutual Funds (b)	28.3	—	—	—	28.3
Total Other Temporary Investments	293.8	5.1	—	32.8	331.7

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	6.0	379.9	192.2	(205.7)	372.4
Cash Flow Hedges:
Commodity Hedges (c)	—	16.8	1.7	(7.3)	11.2
Total Risk Management Assets	6.0	396.7	193.9	(213.0)	383.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.3	—	—	11.4	18.7
Fixed Income Securities:
United States Government	—	785.4	—	—	785.4
Corporate Debt	—	60.9	—	—	60.9
State and Local Government	—	121.1	—	—	121.1
Subtotal Fixed Income Securities	—	967.4	—	—	967.4
Equity Securities – Domestic (b)	1,270.1	—	—	—	1,270.1
Total Spent Nuclear Fuel and Decommissioning Trusts	1,277.4	967.4	—	11.4	2,256.2

Total Assets	$1,585.9	$1,369.2	$193.9	$33.0	$3,182.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$8.2	$352.0	$166.7	$(205.4)	$321.5
Cash Flow Hedges:
Commodity Hedges (c)	—	29.3	24.7	(7.3)	46.7
Fair Value Hedges	—	1.4	—	—	1.4
Total Risk Management Liabilities	$8.2	$382.7	$191.4	$(212.7)	$369.6

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$8.0	$—	$—	$0.1	$8.1

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	16.6	2.0	(17.3)	1.3

Total Assets	$8.0	$16.6	$2.0	$(17.2)	$9.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$16.5	$7.8	$(17.6)	$6.7

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$15.8	$—	$—	$0.1	$15.9

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	20.5	3.9	(21.8)	2.6

Total Assets	$15.8	$20.5	$3.9	$(21.7)	$18.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$20.7	$2.5	$(22.0)	$1.2

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$14.6	$2.2	$(13.8)	$3.0

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	8.9	—	—	7.7	16.6
Fixed Income Securities:
United States Government	—	814.2	—	—	814.2
Corporate Debt	—	57.2	—	—	57.2
State and Local Government	—	101.9	—	—	101.9
Subtotal Fixed Income Securities	—	973.3	—	—	973.3
Equity Securities - Domestic (b)	1,343.3	—	—	—	1,343.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,352.2	973.3	—	7.7	2,333.2

Total Assets	$1,352.2	$987.9	$2.2	$(6.1)	$2,336.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$16.7	$0.2	$(14.0)	$2.9

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$12.8	$3.0	$(12.3)	$3.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.3	—	—	11.4	18.7
Fixed Income Securities:
United States Government	—	785.4	—	—	785.4
Corporate Debt	—	60.9	—	—	60.9
State and Local Government	—	121.1	—	—	121.1
Subtotal Fixed Income Securities	—	967.4	—	—	967.4
Equity Securities - Domestic (b)	1,270.1	—	—	—	1,270.1
Total Spent Nuclear Fuel and Decommissioning Trusts	1,277.4	967.4	—	11.4	2,256.2

Total Assets	$1,277.4	$980.2	$3.0	$(0.9)	$2,259.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$13.3	$0.2	$(12.4)	$1.1

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$16.0	$—	$—	$—	$16.0

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	—	—	0.1

Total Assets	$16.0	$0.1	$—	$—	$16.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$124.6	$—	$124.6

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$—	$—	$—	$27.2	$27.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.4	—	(0.2)	0.2

Total Assets	$—	$0.4	$—	$27.0	$27.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$119.0	$—	$119.0

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$0.5	$(0.1)	$0.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.1	$(0.1)	$—

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$0.7	$(0.1)	$0.8

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$8.9	$—	$—	$1.4	$10.3

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.1	0.6	(0.1)	0.6

Total Assets	$8.9	$0.1	$0.6	$1.3	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.4	$0.1	$(0.1)	$0.4
SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$8.7	$—	$—	$1.6	$10.3

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.3	0.8	(0.2)	0.9

Total Assets	$8.7	$0.3	$0.8	$1.4	$11.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$0.1	$(0.1)	$0.3

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

(d)
The March 31, 2017 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(2) million in 2017 and $(2) million in periods 2018-2020;  Level 2 matures $5 million in 2017, $6 million in periods 2018-2020, $1 million in periods 2021-2022 and $1 million in periods 2023-2032;  Level 3 matures $6 million in 2017, $24 million in periods 2018-2020, $14 million in periods 2021-2022 and $(24) million in periods 2023-2032.  Risk management commodity contracts are substantially comprised of power contracts.

(e)	Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.

(f)
The December 31, 2016 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows: Level 1 matures $(2) million in 2018-2020;  Level 2 matures $20 million in 2017, $4 million in periods 2018-2020, $3 million in periods 2021-2022 and $1 million in periods 2023-2032; Level 3 matures $17 million in 2017, $28 million in periods 2018-2020, $11 million in periods 2021-2022 and $(31) million in periods 2023-2032.  Risk management commodity contracts are substantially comprised of power contracts.

(g)	Substantially comprised of power contracts for the Registrant Subsidiaries.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2017	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2016	$2.5	$1.4	$2.8	$(119.0)	$0.7	$0.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	17.8	5.7	2.0	(0.5)	2.2	4.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	16.1	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(17.2)	—	—	—	—	—
Settlements	(28.8)	(12.2)	(4.3)	2.1	(2.6)	(4.9)
Transfers into Level 3 (d) (e)	5.2	—	—	—	—	—
Transfers out of Level 3 (e)	(8.3)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(5.8)	(0.7)	1.5	(7.2)	0.1	0.2
Balance as of March 31, 2017	$(18.5)	$(5.8)	$2.0	$(124.6)	$0.4	$0.5

Three Months Ended March 31, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2015	$146.9	$11.7	$4.3	$15.9	$0.6	$0.8
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	23.5	15.3	2.5	(0.6)	(0.8)	4.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	21.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	1.3	—	—	—	—	—
Settlements	(42.7)	(27.7)	(4.6)	1.4	0.5	(4.9)
Transfers out of Level 3 (e)	10.9	0.1	0.1	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(20.5)	3.2	1.4	(27.6)	0.3	0.2
Balance as of March 31, 2016	$141.3	$2.6	$3.7	$(10.9)	$0.6	$0.7

(a)	Includes both affiliated and nonaffiliated transactions.

(b)	Included in revenues on the statements of income.

(c)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory assets/liabilities.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
March 31, 2017
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$199.5	$213.5	Discounted Cash Flow	Forward Market Price (a)	$9.65	$92.72	$38.24
				Counterparty Credit Risk (b)	17	691	259
FTRs	5.9	10.4	Discounted Cash Flow	Forward Market Price (a)	(5.46)	7.22	0.50
Total	$205.4	$223.9

Significant Unobservable Inputs
December 31, 2016
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$183.8	$187.1	Discounted Cash Flow	Forward Market Price (a)	$6.51	$86.59	$39.40
				Counterparty Credit Risk (b)	35	824	391
FTRs	10.1	4.3	Discounted Cash Flow	Forward Market Price (a)	(7.99)	8.91	0.86
Total	$193.9	$191.4

Significant Unobservable Inputs
March 31, 2017
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.6	$0.2	Discounted Cash Flow	Forward Market Price	$19.36	$46.45	$34.61
FTRs	1.4	7.6	Discounted Cash Flow	Forward Market Price	0.04	4.14	1.34
Total	$2.0	$7.8

Significant Unobservable Inputs
December 31, 2016
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.4	$0.4	Discounted Cash Flow	Forward Market Price	$19.68	$48.55	$36.34
FTRs	3.5	2.1	Discounted Cash Flow	Forward Market Price	(0.23)	8.91	2.37
Total	$3.9	$2.5

Significant Unobservable Inputs
March 31, 2017
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.3	$0.1	Discounted Cash Flow	Forward Market Price	$19.36	$46.45	$34.61
FTRs	1.9	0.1	Discounted Cash Flow	Forward Market Price	(0.33)	3.70	1.75
Total	$2.2	$0.2

Significant Unobservable Inputs
December 31, 2016
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.3	$0.2	Discounted Cash Flow	Forward Market Price	$19.68	$48.55	$36.34
FTRs	2.7	—	Discounted Cash Flow	Forward Market Price	(7.90)	8.91	1.32
Total	$3.0	$0.2

Significant Unobservable Inputs
March 31, 2017
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$124.6	Discounted Cash Flow	Forward Market Price (a)	$28.17	$70.98	$46.04
				Counterparty Credit Risk (b)	34	327	245
Total	$—	$124.6

Significant Unobservable Inputs
December 31, 2016
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$119.0	Discounted Cash Flow	Forward Market Price (a)	$30.14	$71.85	$47.45
				Counterparty Credit Risk (b)	47	340	272
Total	$—	$119.0

Significant Unobservable Inputs
March 31, 2017
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.5	$0.1	Discounted Cash Flow	Forward Market Price	$(3.51)	$3.13	$(0.40)

Significant Unobservable Inputs
December 31, 2016
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.7	$—	Discounted Cash Flow	Forward Market Price	$(7.99)	$1.03	$(0.36)

Significant Unobservable Inputs
March 31, 2017
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.6	$0.1	Discounted Cash Flow	Forward Market Price	$(3.51)	$3.13	$(0.40)

Significant Unobservable Inputs
December 31, 2016
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.8	$0.1	Discounted Cash Flow	Forward Market Price	$(7.99)	$1.03	$(0.36)

(a)	Represents market prices in dollars per MWh.

(b)	Represents prices of credit default swaps used to calculate counterparty credit risk, reported in basis points.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of March 31, 2017 and December 31, 2016:

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

AEP System Tax Allocation Agreement

AEP and subsidiaries join in the filing of a consolidated federal income tax return.  The allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocates the benefit of current tax losses to the AEP System companies giving rise to such losses in determining their current tax expense.  The consolidated net operating loss of the AEP System is allocated to each company in the consolidated group with taxable losses. The tax benefit of the Parent is allocated to its subsidiaries with taxable income.  With the exception of the allocation of the consolidated AEP System net operating loss and the loss of the Parent, the method of allocation reflects a separate return result for each company in the consolidated group.

Federal and State Income Tax Audit Status

AEP and subsidiaries are no longer subject to U.S. federal examination for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. AEP and subsidiaries received a Revenue Agents Report in April 2016, completing the 2011 through 2013 audit cycle indicating an agreed upon audit. The 2011 through 2013 audit was submitted to the Congressional Joint Committee on Taxation for approval. The Joint Committee referred the audit back to the IRS exam team for further consideration. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters.  In addition, the Registrants accrue interest on these uncertain tax positions.  Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

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

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding:

Type of Debt	March 31, 2017	December 31, 2016
	(in millions)
Senior Unsecured Notes	$14,360.2	$14,761.0
Pollution Control Bonds	1,620.8	1,725.1
Notes Payable	293.2	326.9
Securitization Bonds	1,582.1	1,705.0
Spent Nuclear Fuel Obligation (a)	266.6	266.3
Other Long-term Debt	1,113.5	1,606.9
Total Long-term Debt Outstanding	19,236.4	20,391.2
Long-term Debt Due Within One Year	2,514.2	3,013.4
Long-term Debt	$16,722.2	$17,377.8

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $310 million and $311 million as of March 31, 2017 and December 31, 2016, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2017 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in millions)	(%)
I&M	Pollution Control Bonds	$25.0	Variable	2019
I&M	Pollution Control Bonds	52.0	Variable	2021

Non-Registrant:
Transource Missouri	Other Long-term Debt	7.0	Variable	2018
Total Issuances		$84.0

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
APCo	Securitization Bonds	$11.5	2.008	2024
APCo	Pollution Control Bonds	104.4	Variable	2017
I&M	Notes Payable	1.7	Variable	2017
I&M	Pollution Control Bonds	25.0	Variable	2017
I&M	Notes Payable	7.5	Variable	2019
I&M	Notes Payable	7.9	Variable	2019
I&M	Notes Payable	8.0	Variable	2020
I&M	Pollution Control Bonds	52.0	Variable	2017
I&M	Notes Payable	7.1	Variable	2021
I&M	Other Long-term Debt	0.4	6.00	2025
OPCo	Securitization Bonds	22.4	0.958	2018
PSO	Other Long-term Debt	0.1	3.00	2027
SWEPCo	Senior Unsecured Notes	250.0	5.55	2017
SWEPCo	Other Long-term Debt	0.1	3.50	2023
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
AEGCo	Senior Unsecured Notes	152.7	6.33	2037
AGR	Other Long-term Debt	500.0	Variable	2017
TCC	Securitization Bonds	89.9	5.17	2018
Total Retirements and Principal Payments		$1,242.3

In April 2017, Transource Energy issued $132 million of variable rate Other Long-term Debt due in 2020.

In April 2017, Transource Missouri retired its variable rate $131 million Other Long-term Debt due in 2018.

As of March 31, 2017, trustees held, on behalf of AEP, $718 million of their reacquired Pollution Control Bonds. Of this total, $104 million, $40 million and $345 million related to APCo, I&M and OPCo, respectively.

Dividend Restrictions

Utility Subsidiaries’ Restrictions

Parent depends on its utility subsidiaries to pay dividends to shareholders. AEP utility subsidiaries pay dividends to Parent provided funds are legally available. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.
All of the dividends declared by AEP’s utility subsidiaries that provide transmission or local distribution services are subject to a Federal Power Act restriction that prohibits the payment of dividends out of capital accounts without regulatory approval; payment of dividends is allowed out of retained earnings only. Additionally, the Federal Power Act creates a reserve on earnings attributable to hydroelectric generation plants. Because of their ownership of such plants, this reserve applies to AGR, APCo and I&M.

Certain AEP subsidiaries have credit agreements that contain a covenant that limits their debt to capitalization ratio to 67.5%. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization of the AEP subsidiary distributing the dividend. The method for calculating outstanding debt and capitalization is contractually defined in the credit agreements.

As of March 31, 2017, the Federal Power Act restriction does not limit the ability of the AEP subsidiaries to pay dividends out of retained earnings.

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

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries, and a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2017 and December 31, 2016 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the three months ended March 31, 2017 are described in the following table:

Company	Maximum Borrowings from the Utility Money Pool	Maximum Loans to the Utility Money Pool	Average Borrowings from the Utility Money Pool	Average Loans to the Utility Money Pool	Net Borrowings from the Utility Money Pool as of March 31, 2017	Authorized Short-term Borrowing Limit
	(in millions)
APCo	$231.3	$24.1	$177.7	$23.9	$158.7	$600.0
I&M	291.9	12.5	234.9	12.5	274.3	500.0
OPCo	84.0	56.2	35.4	27.9	18.3	400.0
PSO	163.7	—	91.8	—	163.7	300.0
SWEPCo	187.5	178.6	139.5	169.5	167.9	350.0

The activity in the above table does not include short-term lending activity of SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC, which is a participant in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of March 31, 2017 and December 31, 2016 are included in Advances to Affiliates on SWEPCo’s balance sheets. For the three months ended March 31, 2017, Mutual Energy SWEPCo, LLC had the following activity in the Nonutility Money Pool:

Maximum	Average	Loans to the
Loans to the	Loans to the	Nonutility
Nonutility	Nonutility	Money Pool as of
Money Pool	Money Pool	March 31, 2017
(in millions)
$2.0	$2.0	$2.0

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Three Months Ended March 31,
	2017	2016
Maximum Interest Rate	1.27%	0.83%
Minimum Interest Rate	0.92%	0.69%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from the Utility Money Pool for		to the Utility Money Pool for
	Three Months Ended March 31,		Three Months Ended March 31,
Company	2017	2016	2017	2016
APCo	1.04%	0.73%	1.03%	0.73%
I&M	1.04%	0.72%	1.03%	0.74%
OPCo	1.10%	—%	0.98%	0.73%
PSO	1.06%	—%	—%	0.72%
SWEPCo	1.06%	0.73%	0.98%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized for Mutual Energy SWEPCo, LLC in the following table:

	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate
Three	for Funds Loaned	for Funds Loaned	for Funds Loaned
Months Ended	to the Nonutility	to the Nonutility	to the Nonutility
March 31,	Money Pool	Money Pool	Money Pool
2017	1.27%	0.92%	1.03%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

	March 31, 2017		December 31, 2016
Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
	(in millions)		(in millions)
Securitized Debt for Receivables (b)	$572.0	1.00%	$673.0	0.70%
Commercial Paper	964.0	1.27%	1,040.0	1.02%
Total Short-term Debt	$1,536.0		$1,713.0

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Credit Facilities

For a discussion of credit facilities, see “Letters of Credit” section of Note 5.

Securitized Accounts Receivables – AEP Credit (Applies to AEP)

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in June 2018.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	1.00%	0.58%
Net Uncollectible Accounts Receivable Written Off	$5.9	$5.7

	March 31, 2017	December 31, 2016
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$872.6	$945.0
Short-term – Securitized Debt of Receivables	572.0	673.0
Delinquent Securitized Accounts Receivable	49.0	42.7
Bad Debt Reserves Related to Securitization	27.5	27.7
Unbilled Receivables Related to Securitization	253.6	322.1

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to Registrant Subsidiaries)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables.  APCo does not have regulatory authority to sell its West Virginia accounts receivable.  The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income.  The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary was as follows:

Company	March 31, 2017	December 31, 2016
	(in millions)
APCo	$131.4	$142.0
I&M	134.2	136.7
OPCo	367.6	388.3
PSO	99.4	110.4
SWEPCo	107.8	130.9

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2017	2016
	(in millions)
APCo	$1.4	$1.8
I&M	1.5	1.9
OPCo	5.7	7.9
PSO	1.5	1.4
SWEPCo	1.6	1.5

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2017	2016
	(in millions)
APCo	$369.7	$384.4
I&M	418.2	388.1
OPCo	632.3	646.6
PSO	286.8	272.1
SWEPCo	341.2	336.1

CONTROLS AND PROCEDURES

During the first quarter of 2017, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2017, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of risk factors.  As of March 31, 2017, the risk factor appearing in the 2016 Annual Report on Form 10-K under the heading set forth below is supplemented and updated as follows:

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

Through I&M, AEP owns the Cook Plant.  It consists of two nuclear generating units for a rated capacity of 2,191 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

•
The potential harmful effects on the environment and human health due to an adverse incident/event resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials such as spent nuclear fuel.

•	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations.

•
Uncertainties with respect to contingencies and assessment amounts triggered by a loss event (federal law requires owners of nuclear units to purchase the maximum available amount of nuclear liability insurance and potentially contribute to the coverage for losses of others).

•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

•	Uncertainties related to our reliance on a vendor for manufacturing nuclear fuel and for providing specialized engineering services and parts.

There can be no assurance that I&M’s preparations or risk mitigation measures will be adequate if these risks are triggered.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants.  In addition, although management has no reason to anticipate a serious nuclear incident at the Cook Plant, if an incident did occur, it could harm results of operations or financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Moreover, a major incident at any nuclear facility in the U.S. could require AEP or I&M to make material contributory payments.

Costs associated with the operation (including fuel), maintenance and retirement of nuclear plants continue to be more significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the operation of nuclear facilities.  Costs also may include replacement power, any unamortized investment at the end of the useful life of the Cook Plant (whether scheduled or premature), the carrying costs of that investment and retirement costs.  The ability to obtain adequate and timely recovery of costs associated with the Cook Plant is not assured.

Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects. The most significant of these relate to Cook Plant fuel fabrication. In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the US Bankruptcy Code. It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize. In the event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Mine Safety Disclosures

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. SWEPCo, through its ownership of Dolet Hills Lignite Company (DHLC), a wholly-owned lignite mining subsidiary of SWEPCo, is subject to the provisions of the Mine Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended March 31, 2017.

Item 5.  Other Information

As previously disclosed in the 2017 proxy statement of AEP, Robert P. Powers, Vice Chairman of AEP, did not receive a 2017 long-term incentive (LTIP) award because of his announced retirement from the Company on August 4, 2017. On April 25, 2017, the Company entered into a separation and release of all claims agreement with Mr. Powers pursuant to which the Company will provide a cash payment of $700,000 to provide him (i) an amount to make up for his not receiving a 2017 LTIP award (if it had been granted, a portion of his 2017 - 2019 performance units would have remained outstanding upon his August 2017 retirement), and (ii) a portion of the compensation Mr. Powers would have received if he had remained with the Company through a later retirement date. The Agreement also contains among other things, certain non-solicitation, confidentiality and cooperation agreements.

Item 6.  Exhibits

10(a) – Form of AEP Performance Share Award Agreement for Amended and Restated AEP System Long-Term Incentive Plan

10(b) – Form of AEP Restricted Stock Unit Award Agreement for Amended and Restated AEP System Long-Term Incentive Plan

10(c) – Separation and Release Agreement for Robert P. Powers

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

Date:  April 27, 2017