Form 10-Q
period 2017-06-30
AMERICAN ELECTRIC POWER CO INC; AEP Transmission Company, LLC; SOUTHWESTERN ELECTRIC POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; PUBLIC SERVICE CO OF OKLAHOMA; APPALACHIAN POWER CO
filed 2017-07-27
CIK 4904, 1702494, 92487, 50172, 73986, 81027, 6879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from ____ to ____

Commission	Registrants; States of Incorporation;	I.R.S. Employer
File Number	Address and Telephone Number	Identification Nos.

1-3525	AMERICAN ELECTRIC POWER COMPANY, INC. (A New York Corporation)	13-4922640
333-217143	AEP TRANSMISSION COMPANY, LLC (A Delaware Limited Liability Company)	46-1125168
1-3457	APPALACHIAN POWER COMPANY (A Virginia Corporation)	54-0124790
1-3570	INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)	35-0410455
1-6543	OHIO POWER COMPANY (An Ohio Corporation)	31-4271000
0-343	PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)	73-0410895
1-3146	SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)	72-0323455
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

Indicate by check mark whether AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Number of shares of common stock outstanding of the Registrants as of
July 27, 2017

American Electric Power Company, Inc.	491,840,382
($6.50 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

(a)	100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.

NA	Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2017

Page
Number
Glossary of Terms	i

Forward-Looking Information	iv

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	46

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	53
Condensed Consolidated Financial Statements	55

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	61
Condensed Consolidated Financial Statements	64

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	71
Condensed Consolidated Financial Statements	76

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	83
Condensed Consolidated Financial Statements	88

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	95
Condensed Financial Statements	99

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	106
Condensed Consolidated Financial Statements	109

Index of Condensed Notes to Condensed Financial Statements of Registrants	115

Controls and Procedures	199

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	200
Item 1A.	Risk Factors	200
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	201
Item 4.	Mine Safety Disclosures	201
Item 5.	Other Information	201
Item 6.	Exhibits:	202
	Exhibit 10
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		203

This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

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

AEP Credit	AEP Credit, Inc., a consolidated variable interest entity of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPRO	AEP River Operations, LLC, a commercial barge operation sold in November 2015.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a subsidiary of AEP Transmission Holdco and an intermediate holding company that owns seven wholly-owned transmission companies.
AEPTCo Parent	AEP Transmission Company, LLC, the equity owner of the State Transcos within the AEPTCo consolidation.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated variable interest entity formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APSC	Arkansas Public Service Commission.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CAIR	Clean Air Interstate Rule
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,278 MW nuclear plant owned by I&M.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel VI LLC, DCC Fuel VII, DCC Fuel VIII, DCC Fuel IX and DCC Fuel X, consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.

i

Term	Meaning

ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETT	Electric Transmission Texas, LLC, an equity interest joint venture between Parent and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
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

OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.

Term	Meaning

Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
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

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2016 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AEPTCo’s 2016 Annual Report included within AEPTCo’s Registration Statement, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

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

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2016 Annual Report and in Part II of this report. Additionally, see “Risk Factors” in the AEPTCo 2016 Annual Report included within AEPTCo’s Registration Statement.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the second quarter of 2017 increased by 0.7% compared to second quarter of 2016. AEP’s second quarter 2017 industrial sales increased by 3.3% compared to the second quarter of 2016. The growth in industrial sales was spread across many industries and most operating companies. Weather-normalized residential sales increased 0.6% in the second quarter of 2017 compared to the second quarter of 2016. Weather-normalized commercial sales decreased by 1.9% in the second quarter of 2017 compared to the second quarter of 2016.

AEP’s weather-normalized retail sales volumes for the six months ended June 30, 2017 decreased by 0.2% compared to the six months ended June 30, 2016, partially due to 2016 being a leap year and including one additional day in comparison to 2017. AEP’s industrial sales volumes for the six months ended June 30, 2017 increased 1.6% compared to the six months ended June 30, 2016 primarily due to sales to customers in the manufacturing sector. Weather-normalized residential and commercial sales decreased 1.0% and 1.4%, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Merchant Generation Assets

In September 2016, AEP signed an agreement to sell Darby, Gavin, Lawrenceburg and Waterford Plants (“Disposition Plants”) totaling 5,329 MWs of competitive generation to a nonaffiliated party. The sale closed in January 2017 for approximately $2.2 billion. The net proceeds from the transaction were approximately $1.2 billion in cash after taxes, repayment of debt associated with these assets and transaction fees, which resulted in an after tax gain of approximately $129 million. AEP primarily used these proceeds to reduce outstanding debt and invest in its regulated businesses including transmission, and contracted renewable projects.

The assets and liabilities included in the sale transaction have been recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the balance sheet as of December 31, 2016. See “Assets and Liabilities Held for Sale” section of Note 6 for additional information.

In February 2017, AEP signed an agreement to sell its 25.4% ownership share of Zimmer Plant to Dynegy Corporation. Simultaneously, AEP signed an agreement to purchase Dynegy Corporation’s 40% ownership share of Conesville Plant, Unit 4. The transactions closed in the second quarter of 2017 and did not have a material impact on net income, cash flows and financial condition.

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

Contracted Renewable Generation Facilities

AEP utilizes two subsidiaries within the Generation & Marketing segment to further develop its renewable portfolio.  AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies.  AEP OnSite Partners, LLC pursues projects where a suitable termed agreement is entered into with a creditworthy counterparty.  AEP Renewables, LLC develops and/or acquires large scale renewable generation projects that are backed with long-term contracts with credit-worthy counterparties. These subsidiaries have approximately 120 MWs of renewable generation projects in operation and 56 MWs of renewable generation projects under construction with an estimated financial commitment of approximately $317 million. As of June 30, 2017, $221 million of capital costs have been incurred related to these projects.

Regulated Renewable Generation Facilities

In July 2017, APCo submitted filings with the Virginia SCC and the WVPSC requesting regulatory approval to acquire two wind generation facilities totaling approximately 225 MW of wind generation. The wind generating facilities are located in West Virginia and Ohio and, if approved, are anticipated to be in-service in the second half of 2019. APCo will assume ownership of the facilities at or near the anticipated in-service date. APCo currently plans to sell the Renewable Energy Certificates associated with the generation from these facilities.

PSO and SWEPCo plan to submit filings with the OCC, LPSC, APSC, PUCT and the FERC requesting various regulatory approvals needed to fully proceed with the Wind Catcher Energy Connection project (Wind Catcher). The Wind Catcher project includes the acquisition of a wind generation facility, totaling approximately 2,000 MW of wind generation, and the construction of a generation interconnection tie-line totaling approximately 350 miles. Total investment for the project is estimated to be $4.5 billion. PSO and SWEPCo will have a 30% and 70% ownership share, respectively, in these assets. The wind generating facility is located in Oklahoma and, if approved by all state commissions and the FERC, is anticipated to be in-service by the end of 2020. In July 2017, the LPSC approved SWEPCo’s request for an exemption to the Market Based Mechanism.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas, which was placed into service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs) of the Turk Plant and operates the facility.

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana (subject to prudence review) and through SWEPCo’s wholesale customers under FERC-based rates. As of June 30, 2017, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP.

If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In March 2016, a contested stipulation agreement related to the PPA rider application was modified and approved by the PUCO. The approved PPA rider is subject to audit and review by the PUCO. Consistent with the terms of a modified and approved stipulation agreement, and based upon a September 2016 PUCO order, in November 2016, OPCo refiled its amended ESP extension application and supporting testimony. The amended filing proposed to extend the ESP through May 2024 and included (a) an extension of the OVEC PPA rider, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s Distribution Investment Rider (DIR) and (e) the addition of various new riders, including a Distribution Technology Rider and a Renewable Resource Rider. A hearing at the PUCO is scheduled for August 2017.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition. See “Ohio Electric Security Plan Filings” section of Note 4.

2016 SEET Filing

In December 2016, OPCo recorded a 2016 SEET provision of $58 million based upon projected earnings data for companies in the comparable utilities risk group. In determining OPCo’s return on equity in relation to the comparable utilities risk group, management excluded the following items resolved in OPCo’s Global Settlement: (a) gain on the deferral of RSR costs, (b) refunds to customers related to the SEET remands and (c) refunds to customers related to fuel adjustment clause proceedings. In May 2017, OPCo submitted its 2016 SEET filing with the PUCO in which management indicated that OPCo did not have significantly excessive earnings in 2016 based upon actual earnings data for the comparable utilities risk group. Although management believes that OPCo’s 2016 earnings were not excessive, management did not adjust OPCo’s 2016 SEET provision due to risks that the PUCO could rule against OPCo’s SEET treatment of the Global Settlement issues described above or adopt a different 2016 SEET threshold. If the PUCO orders a refund of 2016 OPCo earnings, it could reduce future net income and cash flows and impact financial condition. See “2016 SEET Filing” section of Note 4.

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  As of June 30, 2017, total costs incurred related to this project, including AFUDC, is approximately $9 million.  The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates. In February 2017, the Indiana Office of Utility Consumer Counselor (OUCC) and other parties filed testimony with the IURC. The OUCC recommended approval of the CPCN but also stated that any decision regarding recovery of any under-depreciated plant due to retirement should be fully investigated in a base rate case, not in a tracker or other abbreviated proceeding. The other parties recommended either denial of the CPCN or approval of the CPCN with conditions including a cap on the amount of SCR costs allowed to be recovered in the rider and limitations on other costs related to legal issues involving the Rockport lease. A hearing at the IURC was held in March 2017. An order from the IURC is pending. In July 2017, I&M filed a request with the U.S. District Court for the Southern District of Ohio to delay the existing deadline for installation of SCR technology at Rockport Plant, Unit 2.

2017 Indiana Base Rate Case

In July 2017, I&M filed a request with the IURC for a $263 million annual increase in Indiana rates based upon a proposed 10.6% return on common equity with the annual increase to be implemented after June 2018. Upon implementation, this proposed annual increase would be subject to an offsetting $23 million annual reduction to customer bills through December 2018 for a credit adjustment rider related to the timing of estimated in-service dates of certain capital expenditures.  The proposed annual increase includes $78 million related to increased annual depreciation rates and an $11 million increase related to the amortization of certain Cook Plant and Rockport Plant regulatory assets. The increase in depreciation rates includes a change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028 combined with increased investment at the Cook Plant, including the Cook Life Cycle Management Project.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2017 Michigan Base Rate Case

In May 2017, I&M filed a request with the MPSC for a $52 million annual increase in Michigan base rates based upon a proposed 10.6% return on common equity with the increase to be implemented no later than March 2018. The proposed annual increase includes $23 million related to increased annual depreciation rates and a $4 million increase related primarily to the amortization of certain Cook Plant regulatory assets. The increase in depreciation rates is primarily due to the change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028 combined with increased investment at the Cook Plant related to the Life Cycle Management Project. Additionally, the total proposed increase includes incremental costs related to the Cook Plant Life Cycle Management Program and increased vegetation management expenses.

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

A hearing at the LPSC related to the Turk Plant prudence review is scheduled for November 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

2017 Oklahoma Base Rate Case

In June 2017, PSO filed an application for a base rate review with the OCC that requested a net increase in annual revenues of $156 million based upon a proposed 10% return on common equity. The proposed base rate increase includes (a) environmental compliance investments, including recovery of previously deferred environmental compliance related costs currently recorded as regulatory assets, (b) Advanced Metering Infrastructure deployment cost, (c) additional capital investments and customer costs to serve PSO’s customers, and (d) an annual $42 million depreciation rate increase due primarily to shorter service lives and lower net salvage estimates. As part of this filing, PSO also requested recovery through 2040 of the net book value of Northeastern Plant, Unit 4 that was retired in 2016. As of June 30, 2017, the net book value of Northeastern Plant, Unit 4 was $83 million, before cost of removal, including materials and supplies inventory and CWIP. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2017 Kentucky Base Rate Case

In June 2017, KPCo filed a request with the KPSC for a $66 million annual increase in Kentucky base rates based upon a proposed 10.31% return on common equity with the increase to be implemented no later than January 2018. The proposed increase includes: (a) lost load since KPCo last changed base rates in July 2015, (b) incremental costs related to OATT charges from PJM not currently recovered from retail ratepayers, (c) increased depreciation expense including updated Big Sandy, Unit 1 depreciation rates using a proposed retirement date of 2031, (d) recovery of other Big Sandy, Unit 1 generation costs currently recovered through a retail rider and (e) incremental purchased power costs. Additionally, KPCo requested a $4 million annual increase in environmental surcharge revenues. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Transmission Complaint - AEP’s PJM Participants

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various eastern AEP affiliates in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP’s PJM Transmission Rates

In November 2016, certain AEP affiliates filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses. In March 2017, the FERC accepted the proposed modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the modified PJM OATT formula rates were implemented, subject to refund, based on projected 2017 calendar year financial activity and projected plant balances. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Transmission Complaint - AEP’s SPP Participants

In June 2017, several parties filed a joint complaint with the FERC that states the base return on common equity used by western AEP affiliates in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could total approximately $850 million, excluding AFUDC. As of June 30, 2017, SWEPCo had incurred costs of $398 million, including AFUDC, related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of June 30, 2017, the total net book value of Welsh Plant, Units 1 and 3 was $628 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas filed base rate proceeding. In April 2017, the LPSC approved SWEPCo’s recovery of $131 million in investments related to Louisiana’s jurisdictional share of environmental costs, effective May 2017.   SWEPCo has sought recovery of its project costs from retail customers at the PUCT and is recovering these costs from wholesale customers through their FERC-approved agreements. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See “Welsh Plant - Environmental Impact” section of Note 4.

Westinghouse Electric Company Bankruptcy Filing

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize.  Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  I&M is evaluating how this reorganization affects these contracts.  Westinghouse has stated that it intends to continue performance on I&M’s contracts, but given the importance of upcoming dates in the fuel fabrication process for Cook Plant, and their vital part in Cook Plant’s ongoing operations, I&M continues to work with Westinghouse in the bankruptcy proceedings to avoid any interruptions to that service. In the unlikely event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

Ohio Distribution Base Rates

In December 2011, OPCo’s current distribution base rates were approved by the PUCO in OPCo’s most recent distribution base rate case.  The December 2011 base case order also included the PUCO’s approval for OPCo to record amortization of an excess distribution accumulated depreciation reserve of approximately $39 million per year from January 2012 through December 2018. As of June 30, 2017, the balance of the unamortized accumulated depreciation reserve is $58 million.

In February 2017, the PUCO approved a stipulation agreement regarding OPCo’s proposal to extend the smart grid project involving the installation of advanced metering infrastructure and distribution automation technology throughout parts of OPCo’s service territory (smart grid Phase 2).  As a condition of the smart grid Phase 2 stipulation agreement, OPCo must submit a distribution base rate case filing within six months of the completion of the smart grid Phase 2 program.

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

Rockport Plant Litigation

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiffs further allege that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiffs seek a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiffs.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims, including the dismissal without prejudice of plaintiffs’ claims seeking compensatory damages. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June

2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiffs subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiffs’ motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, plaintiffs filed an appeal in the U.S. Court of Appeals for the Sixth Circuit on whether AEGCo and I&M are in breach of certain contract provisions that plaintiffs allege operate to protect the plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. In April 2017, the U.S. Court of Appeals for the Sixth Circuit issued an opinion reversing the district court’s decisions which had dismissed certain of plaintiffs’ claims for breach of contract. The U.S. Court of Appeals for the Sixth Circuit determined that the district court erred in holding that the modification to the consent decree was permitted under the terms of the lease agreement and remanded the case to the district court to enter summary judgment in plaintiffs’ favor consistent with that ruling. In April 2017, AEGCo and I&M filed a petition for rehearing with the U.S. Court of Appeals for the Sixth Circuit, which was granted. In June 2017, the U.S. Court of Appeals for the Sixth Circuit issued an amended opinion and judgment which reverses the district court’s dismissal of certain of the owners’ claims under the lease agreements, vacates the denial of the owners’ motion for partial summary judgment and remands the case to the district court for further proceedings.  The amended opinion and judgment also affirms the district court’s dismissal of the owners’ breach of good faith and fair dealing claim as duplicative of the breach of contract claims and removes the instruction to the district court in the original opinion to enter summary judgment in favor of the owners. Given that the district court dismissed plaintiffs’ claims seeking compensatory relief as premature, and that plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages, management is unable to determine a range of potential losses that are reasonably possible of occurring. In July 2017, AEP filed a motion with the U.S. District Court for the Southern District of Ohio seeking to modify the consent decree to eliminate the obligation to install future controls at Rockport Unit 2 if AEP does not acquire ownership of that Unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree.

ENVIRONMENTAL ISSUES

AEP has a substantial capital investment program and is incurring additional operational costs to comply with environmental control requirements.  Additional investments and operational changes will need to be made in response to existing and anticipated requirements such as new CAA requirements to reduce emissions from fossil fuel-fired power plants, rules governing the beneficial use and disposal of coal combustion products, clean water rules and renewal permits for certain water discharges.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed in the next several sections will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance. As of June 30, 2017, the AEP System had a total generating capacity of approximately 25,600 MWs, of which approximately 13,500 MWs are coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the fossil generating facilities. Based upon management estimates, AEP’s investment to meet these existing and proposed requirements ranges from approximately $2.2 billion to $2.8 billion between 2017 and 2025.

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

The table below represents the plants or units of plants retired in 2016 and 2015 with a remaining net book value. As of June 30, 2017, the net book value before cost of removal, including related materials and supplies inventory and CWIP balances, of the units listed below was approved for recovery, except for $339 million. Management will seek recovery of the remaining net book value associated with these plants in future rate proceedings.

		Generating	Amounts Pending
Company	Plant Name and Unit	Capacity	Regulatory Approval
		(in MWs)
APCo	Kanawha River Plant	400	$42.3
APCo	Clinch River Plant, Unit 3	235	32.7
APCo (a)	Clinch River Plant, Units 1 and 2	470	31.8
APCo	Sporn Plant	600	17.2
APCo	Glen Lyn Plant	335	13.4
I&M	Tanners Creek Plant	995	42.6
PSO (b)	Northeastern Station, Unit 4	470	83.3
SWEPCo (c)	Welsh Plant, Unit 2	528	75.9
Total		4,033	$339.2

(a)
APCo obtained permits following the Virginia SCC’s and WVPSC’s approval to convert its 470 MW Clinch River Plant, Units 1 and 2 to natural gas. In 2015, APCo retired the coal-related assets of Clinch River Plant, Units 1 and 2. Clinch River Plant, Unit 1 and Unit 2 began operations as natural gas units in February 2016 and April 2016, respectively.

(b)
For Northeastern Station, Unit 4, in November and December 2016, the OCC issued orders that provided no determination related to the return of and return on the post-retirement remaining net book value. This regulatory asset is pending regulatory approval. In June 2017, PSO filed an application for a base rate review with the OCC. As part of this filing, PSO requested recovery of approximately $83 million through 2040 related to the net book value of Northeastern Plant, Unit 4 that was retired in 2016.

(c)
SWEPCo requested recovery of the Texas jurisdictional share (approximately 33%) of the net book value of Welsh Plant, Unit 2 in the 2016 Texas Base Rate Case. This regulatory asset is pending regulatory approval.

In January 2017, Dayton Power and Light Company announced the future retirement of the 2,308 MW Stuart Plant, Units 1-4. The retirement is scheduled for June 2018. Stuart Plant, Units 1-4 are operated by Dayton Power and Light Company and are jointly owned by AGR and nonaffiliated entities. AGR owns 600 MWs of the Stuart Plant, Units 1-4. As of June 30, 2017, AGR’s net book value of the Stuart Plant, Units 1-4 was zero.

To the extent existing generation assets and the cost of new equipment and converted facilities are not recoverable, it could materially reduce future net income and cash flows and impact financial condition.

Proposed Modification of the New Source Review (NSR) Litigation Consent Decree

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

In July 2017, AEP filed a motion with the U.S. District Court for the Southern District of Ohio seeking to modify the consent decree to eliminate an obligation to install future controls at Rockport Plant, Unit 2 if AEP does not acquire ownership of that unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree.  AEP has also sought to delay the existing deadline to install SCR technology at Rockport Plant, Unit 2, currently scheduled to be installed by December 2019, pending resolution of the motion.  AEP also proposes to retire Conesville Plant, Units 5 and 6 by December 31, 2022 and to retire one Rockport Plant unit by December 31, 2028.

AEP is seeking to modify the consent decree as a means to resolve or substantially narrow the issues in pending litigation with the owners of Rockport Unit 2. See “Rockport Plant Litigation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 - Commitments, Guarantees and Contingencies for additional information.

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

National Ambient Air Quality Standards (NAAQS)

The Federal EPA issued new, more stringent NAAQS for SO2 in 2010, PM in 2012 and ozone in 2015. Implementation of these standards is underway. States are still in the process of evaluating the attainment status and need for additional control measures in order to attain and maintain the 2010 SO2 NAAQS and may develop additional requirements for AEP’s facilities as a result of those evaluations. In April 2017, the Federal EPA requested a stay of proceedings in the U.S. Court of Appeals for the District of Columbia Circuit where challenges to the 2015 ozone standard are pending, to allow reconsideration of that standard by the new administration. The Federal EPA also announced a one-year delay in the formal designation of ozone non-attainment areas in order to conduct a more complete evaluation of available information. Management cannot currently predict the nature, stringency or timing of additional requirements for AEP’s facilities based on the outcome of these activities.

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

In January 2016, the Federal EPA disapproved portions of the Texas regional haze SIP and promulgated a final FIP that did not include any BART determinations. That rule was challenged and stayed by the U.S. Court of Appeals for the Fifth Circuit Court. The parties engaged in settlement discussion but were unable to reach agreement. In March 2017, the U.S. Court of Appeals for the Fifth Circuit granted partial remand of the final rule. In January 2017, Federal EPA proposed source-specific BART requirements for SO2 from sources in Texas, including Welsh Plant, Unit 1. Management submitted comments on the proposal and is engaged in discussions with the Texas Commission on Environmental Quality regarding the development of an alternative to source-specific BART.

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

Numerous affected entities, states and other parties filed petitions to review the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit. The court stayed implementation of the rule.  Following extended proceedings in the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Supreme Court, but while the litigation was still pending, the U.S. Court of Appeals for the District of Columbia Circuit granted the Federal EPA’s motion to lift the stay and allow Phase I of CSAPR to take effect on January 1, 2015 and Phase II to take effect on January 1, 2017. In July 2015, the U.S. Court of Appeals for the District of Columbia Circuit found that the Federal EPA over-

controlled the SO2 and/or NOx budgets of 14 states. The U.S. Court of Appeals for the District of Columbia Circuit remanded the rule to the Federal EPA to timely revise the rule consistent with the court’s opinion while CSAPR remains in place.

In October 2016, a final rule was issued to address the remand and to incorporate additional changes necessary to address the 2008 ozone standard. The final rule significantly reduces ozone season budgets in many states and discounts the value of banked CSAPR ozone season allowances beginning with the 2017 ozone season. The rule has been challenged in the courts and petitions for administrative reconsideration have been filed. Management is complying with the more stringent ozone season budgets while these petitions are being considered.

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

In March 2017, the Federal EPA filed in the U.S. Court of Appeals for the District of Columbia Circuit notice of 1) an Executive Order from the President of the United States titled “Promoting Energy Independence and Economic Growth” directing the Federal EPA to review the Clean Power Plan and related rules; 2) the Federal EPA’s initiation of a review of the Clean Power Plan and 3) if the Federal EPA determines appropriate, a forthcoming rulemaking related to the Clean Power Plan consistent with the Executive Order. In this same filing, the Federal EPA also presented a motion to hold the litigation in abeyance until 30 days after the conclusion of review and any resulting rulemaking. In April 2017, the Federal EPA withdrew its previously issued proposals for model trading rules and a CEIP.

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

In addition, the Federal EPA developed revised effluent limitation guidelines for electricity generating facilities.  A final rule was issued in November 2015. The final rule establishes limits on flue gas desulfurization wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater as soon as possible after November 2018 and no later than December 2023. These new requirements will be implemented through each facility’s wastewater discharge permit. The rule has been challenged in the U.S. Court of Appeals for the Fifth Circuit. In March 2017, industry associations filed a petition for reconsideration of the rule with the Federal EPA. In April 2017, the Federal EPA granted reconsideration of the rule and issued a stay of the rule’s future compliance deadlines. In April 2017, the U.S. Court of Appeals for the Fifth Circuit granted a stay of the litigation for 120 days. In June 2017, the Federal EPA also issued a proposal to temporarily postpone certain compliance deadlines in the rule. Management submitted comments supporting the proposed postponement. Management continues to assess technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting.

In June 2015, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases. The CWA provides for federal jurisdiction over “navigable waters” defined as “the waters of the United States.” This jurisdictional definition applies to all CWA programs, potentially impacting generation, transmission and distribution permitting and compliance requirements. Among those programs are: permits for wastewater and storm water discharges, permits for impacts to wetlands and water bodies and oil spill prevention planning. The final definition continues to recognize traditional navigable waters of the U.S. as jurisdictional as well as certain exclusions. The rule also contains a number of new specific definitions and criteria for determining whether certain other waters are jurisdictional because of a “significant nexus.” Management believes that clarity and efficiency in the permitting process is needed. Management remains concerned that the rule introduces new concepts and could subject more of AEP’s operations to CWA jurisdiction, thereby increasing the time and complexity of permitting. The final rule is being challenged in both courts of appeal and district courts. Challengers include industry associations of which AEP is a member. The U.S. Court of Appeals for the Sixth Circuit granted a nationwide stay of the rule pending jurisdictional determinations. In February 2016, the U.S. Court of Appeals for the Sixth Circuit issued a decision holding that it has exclusive jurisdiction to decide the challenges to the “waters of the United States” rule. Industry, state and related associations have filed petitions for a rehearing of the jurisdictional decision. In April 2016, the U.S. Court of Appeals for the Sixth Circuit denied the petitions. In January 2017, the decision was appealed to the U.S. Supreme Court, which granted certiorari to review the jurisdictional issue. The U.S. Supreme Court denied the Federal EPA’s motion to hold briefing in abeyance pending further Federal EPA actions on the rule and the appeal on the jurisdictional issue continues.

In March 2017, the Federal EPA published a notice of intent to review the rule and provide an advanced notice of a proposed rulemaking consistent with the Executive Order of the President of the United States directing the Federal EPA and U.S. Army Corps of Engineers to review and rescind or revise the rule. In June 2017, the agencies signed a notice of proposed rule to rescind the definition of “waters of the United States” that was adopted in June 2015, and to re-codify the definition of that phrase as it existed immediately prior to that action. This action would effectively retain the status quo until a new rule is adopted by the agencies.

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

AEP Transmission Holdco

•	Development, construction and operation of transmission facilities through investments in AEPTCo. These investments have FERC-approved returns on equity.

•
Development, construction and operation of transmission facilities through investments in AEP’s transmission-only joint ventures. These investments have PUCT-approved or FERC-approved returns on equity.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Vertically Integrated Utilities	$120.8	$209.4	$340.3	$487.0
Transmission and Distribution Utilities	111.2	124.6	230.3	232.1
AEP Transmission Holdco	128.4	94.6	200.2	138.5
Generation & Marketing	26.4	49.7	212.6	120.4
Corporate and Other	(11.8)	23.8	(16.2)	25.3
Earnings Attributable to AEP Common Shareholders	$375.0	$502.1	$967.2	$1,003.3

AEP CONSOLIDATED

Second Quarter of 2017 Compared to Second Quarter of 2016

Earnings Attributable to AEP Common Shareholders decreased from income of $502 million in 2016 to income of $375 million in 2017 primarily due to:

•	A decrease in generation revenues associated with the sale of certain merchant generation assets.

•	A decrease in FERC wholesale municipal and cooperative revenues.

•	A decrease in weather-related usage.

•
The prior year reversal of income tax expense for an unrealized capital loss valuation allowance. AEP effectively settled a 2011 audit issue with the IRS resulting in a change in the valuation allowance.

These decreases were partially offset by:

•	An increase in transmission investment primarily at AEP Transmission Holdco which resulted in higher revenues and income.

•	Favorable rate proceedings in AEP’s various jurisdictions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Earnings Attributable to AEP Common Shareholders decreased from income of $1.0 billion in 2016 to income of $967 million in 2017 primarily due to:

•	A decrease in generation revenues associated with the sale of certain merchant generation assets.

•	A decrease in weather-related usage.

•	A decrease in FERC wholesale municipal and cooperative revenues.

•
The prior year reversal of income tax expense for an unrealized capital loss valuation allowance. AEP effectively settled a 2011 audit issue with the IRS resulting in a change in the valuation allowance.

These decreases were partially offset by:

•	A gain resulting from the sale of certain merchant generation assets.

•	An increase in transmission investment primarily at AEP Transmission Holdco which resulted in higher revenues and income.

•	Favorable rate proceedings in AEP’s various jurisdictions.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Vertically Integrated Utilities	2017	2016	2017	2016
	(in millions)
Revenues	$2,120.5	$2,125.9	$4,410.9	$4,371.5
Fuel and Purchased Electricity	711.9	699.5	1,500.3	1,441.5
Gross Margin	1,408.6	1,426.4	2,910.6	2,930.0
Other Operation and Maintenance	711.2	624.3	1,365.4	1,253.9
Depreciation and Amortization	278.0	271.0	556.3	537.8
Taxes Other Than Income Taxes	99.4	98.1	200.5	196.0
Operating Income	320.0	433.0	788.4	942.3
Interest and Investment Income	1.0	1.0	4.1	1.6
Carrying Costs Income	5.1	5.1	9.2	7.3
Allowance for Equity Funds Used During Construction	6.3	10.6	12.5	25.4
Interest Expense	(136.7)	(135.9)	(271.6)	(263.2)
Income Before Income Tax Expense and Equity Earnings (Loss)	195.7	313.8	542.6	713.4
Income Tax Expense	68.1	104.5	195.8	226.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(6.2)	1.2	(4.9)	2.2
Net Income	121.4	210.5	341.9	489.2
Net Income Attributable to Noncontrolling Interests	0.6	1.1	1.6	2.2
Earnings Attributable to AEP Common Shareholders	$120.8	$209.4	$340.3	$487.0

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	6,499	6,674	14,738	15,798
Commercial	5,996	6,190	11,685	12,070
Industrial	8,689	8,654	16,953	16,921
Miscellaneous	562	565	1,098	1,106
Total Retail	21,746	22,083	44,474	45,895

Wholesale (a)	5,918	5,696	12,425	10,488

Total KWhs	27,664	27,779	56,899	56,383

(a)	Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in degree days)
Eastern Region
Actual – Heating (a)	85	164	1,266	1,684
Normal – Heating (b)	138	137	1,753	1,770

Actual – Cooling (c)	335	347	336	352
Normal – Cooling (b)	324	327	329	332

Western Region
Actual – Heating (a)	9	7	539	685
Normal – Heating (b)	33	34	925	926

Actual – Cooling (c)	637	713	719	743
Normal – Cooling (b)	696	693	720	716

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Second Quarter of 2016	$209.4

Changes in Gross Margin:
Retail Margins	(36.6)
Off-system Sales	4.0
Transmission Revenues	12.5
Other Revenues	2.3
Total Change in Gross Margin	(17.8)

Changes in Expenses and Other:
Other Operation and Maintenance	(86.9)
Depreciation and Amortization	(7.0)
Taxes Other Than Income Taxes	(1.3)
Allowance for Equity Funds Used During Construction	(4.3)
Interest Expense	(0.8)
Total Change in Expenses and Other	(100.3)

Income Tax Expense	36.4
Equity Earnings (Loss)	(7.4)
Net Income Attributable to Noncontrolling Interests	0.5

Second Quarter of 2017	$120.8

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $37 million primarily due to the following:

•	A $39 million decrease in FERC wholesale municipal and cooperative revenues primarily due to formula rate adjustments at I&M and SWEPCo.

•	A $25 million decrease in weather-related usage in the eastern and western regions.

•	A $17 million decrease primarily due to prior year recognition of deferred billing in West Virginia as approved by the WVPSC which is partially offset by increases in rates in West Virginia.

•	A $6 million decrease in weather-normalized margins primarily in the commercial and industrial classes partially offset by an increase in the residential class.
These decreases were partially offset by:
•The effect of rate proceedings in AEP’s service territories which included:

•	A $16 million increase from rate proceedings in the Indiana service territory.

•	A $14 million increase primarily due to revenue increases from rate riders in Louisiana and Texas.
For the rate increases described above, $15 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $6 million increase primarily due to reduced fuel and other variable production costs not recovered through fuel clauses or other trackers.

•	Margins from Off-system Sales increased $4 million primarily due to higher market prices.

•	Transmission Revenues increased $13 million primarily due to the formula rate increase driven by continued investment in transmission assets.

Expenses and Other, Income Tax Expense and Equity Earnings (Loss) changed between years as follows:

•	Other Operation and Maintenance expenses increased $87 million primarily due to the following:

•
A $69 million increase in recoverable expenses, primarily including PJM expenses, energy efficiency expenses and vegetation management expenses fully recovered in rate recovery riders/trackers within Gross Margin above.

•	An $8 million increase in PJM and SPP transmission services expense not recovered through riders/trackers.

•	A $6 million increase in vegetation management expenses primarily at I&M and PSO.

•	A $6 million increase due to a gain on the sale of property at APCo in 2016.

•	Depreciation and Amortization expenses increased $7 million primarily due to the following:

•	A $14 million increase primarily due to higher depreciable base.

•	A $4 million increase due to amortization of capitalized software costs.
These increases were partially offset by:

•	A $9 million decrease primarily related to prior year higher estimated depreciation expense associated with interim rates at PSO.

•	Allowance for Equity Funds Used During Construction decreased $4 million primarily due to completed environmental projects.

•	Income Tax Expense decreased $36 million primarily due to a decrease in pretax book income.

•	Equity Earnings (Loss) decreased $7 million primarily due to a prior period income tax adjustment for DHLC, a SWEPCo unconsolidated subsidiary.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Six Months Ended June 30, 2016	$487.0

Changes in Gross Margin:
Retail Margins	(49.7)
Off-system Sales	8.2
Transmission Revenues	18.5
Other Revenues	3.6
Total Change in Gross Margin	(19.4)

Changes in Expenses and Other:
Other Operation and Maintenance	(111.5)
Depreciation and Amortization	(18.5)
Taxes Other Than Income Taxes	(4.5)
Interest and Investment Income	2.5
Carrying Costs Income	1.9
Allowance for Equity Funds Used During Construction	(12.9)
Interest Expense	(8.4)
Total Change in Expenses and Other	(151.4)

Income Tax Expense	30.6
Equity Earnings (Loss)	(7.1)
Net Income Attributable to Noncontrolling Interests	0.6

Six Months Ended June 30, 2017	$340.3

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $50 million primarily due to the following:

•	An $83 million decrease in weather-related usage primarily in the eastern region.

•	A $37 million decrease in FERC wholesale municipal and cooperative revenues primarily due to formula rate adjustments at I&M and SWEPCo.

•	An $18 million decrease in weather-normalized margins primarily in the commercial and industrial classes partially offset by an increase in the residential class.

•
An $8 million decrease primarily due to prior year recognition of deferred billing in West Virginia as approved by the WVPSC which is partially offset by increases in rates in Virginia and West Virginia.

These decreases were partially offset by:

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $34 million increase from rate proceedings in the Indiana service territory.

•	A $21 million increase due to revenue increases from rate riders in Louisiana, Texas and Arkansas.

•	An $8 million increase for PSO due to revenue increases from rate riders/trackers.

•	A $5 million increase for KPCo and KGPCo due to revenue increases from rate riders/trackers.
For the rate increases described above, $34 million relate to riders/trackers which have corresponding increases in expense items below.

•	A $17 million increase primarily due to reduced fuel and other variable production costs not recovered through fuel clauses or other trackers.

•	Margins from Off-system Sales increased $8 million primarily due to higher market prices and decreased internal loads.

•	Transmission Revenues increased $19 million primarily due to the formula rate increase driven by continued investment in transmission assets.

Expenses and Other, Income Tax Expense and Equity Earnings (Loss) changed between years as follows:

•	Other Operation and Maintenance expenses increased $112 million primarily due to the following:

•
A $101 million increase in recoverable expenses, primarily including PJM expenses, energy efficiency expenses and vegetation management expenses fully recovered in rate recovery riders/trackers within Gross Margin above.

•	A $19 million increase in vegetation management expenses primarily at PSO and I&M.
These increases were partially offset by:

•	A $12 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses increased $19 million primarily due to the following:

•	A $30 million increase primarily due to higher depreciable base.

•	A $9 million increase due to amortization of capitalized software costs.
These increases were partially offset by:

•	A $15 million decrease primarily related to prior year higher estimated depreciation expense associated with interim rates at PSO.

•	Taxes Other Than Income Taxes increased $5 million primarily due to higher property taxes.

•	Allowance for Equity Funds Used During Construction decreased $13 million primarily due to completed environmental projects.

•	Interest Expense increased $8 million primarily due to the following:

•	A $6 million increase due to lower AFUDC borrowed funds resulting from completed environmental projects.

•	A $4 million increase primarily due to higher long-term debt balances at I&M.

•
Income Tax Expense decreased $31 million primarily due to a decrease in pretax book income partially offset by other book/tax differences which are accounted for on a flow-through basis and by the recording of favorable state and federal income tax adjustments in 2016.

•	Equity Earnings (Loss) decreased $7 million primarily due to a prior period income tax adjustment for DHLC, a SWEPCo unconsolidated subsidiary.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
Transmission and Distribution Utilities	2017	2016	2017	2016
	(in millions)
Revenues	$1,053.5	$1,096.1	$2,139.9	$2,192.9
Purchased Electricity	186.9	191.0	410.3	408.6
Amortization of Generation Deferrals	53.3	51.8	114.2	106.9
Gross Margin	813.3	853.3	1,615.4	1,677.4
Other Operation and Maintenance	293.6	325.8	579.3	651.3
Depreciation and Amortization	163.9	167.3	320.1	323.6
Taxes Other Than Income Taxes	126.6	117.7	253.5	241.0
Operating Income	229.2	242.5	462.5	461.5
Interest and Investment Income	0.9	1.5	4.4	4.0
Carrying Costs Income	0.6	1.2	2.5	3.1
Allowance for Equity Funds Used During Construction	1.2	4.1	5.4	8.4
Interest Expense	(61.5)	(65.5)	(121.5)	(132.8)
Income Before Income Tax Expense	170.4	183.8	353.3	344.2
Income Tax Expense	59.2	59.2	123.0	112.1
Net Income	111.2	124.6	230.3	232.1
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$111.2	$124.6	$230.3	$232.1

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	5,956	6,009	11,850	12,250
Commercial	6,490	6,602	12,243	12,389
Industrial	5,941	5,506	11,417	11,004
Miscellaneous	171	175	331	341
Total Retail (a)	18,558	18,292	35,841	35,984

Wholesale (b)	761	412	1,559	735

Total KWhs	19,319	18,704	37,400	36,719

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in degree days)
Eastern Region
Actual – Heating (a)	97	238	1,500	1,929
Normal – Heating (b)	186	184	2,085	2,103

Actual – Cooling (c)	312	308	315	309
Normal – Cooling (b)	287	289	290	292

Western Region
Actual – Heating (a)	1	2	103	123
Normal – Heating (b)	4	4	199	198

Actual – Cooling (d)	989	926	1,247	1,085
Normal – Cooling (b)	919	917	1,032	1,026

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Second Quarter of 2016	$124.6

Changes in Gross Margin:
Retail Margins	(44.9)
Off-system Sales	(7.6)
Transmission Revenues	7.5
Other Revenues	5.0
Total Change in Gross Margin	(40.0)

Changes in Expenses and Other:
Other Operation and Maintenance	32.2
Depreciation and Amortization	3.4
Taxes Other Than Income Taxes	(8.9)
Interest and Investment Income	(0.6)
Carrying Costs Income	(0.6)
Allowance for Equity Funds Used During Construction	(2.9)
Interest Expense	4.0
Total Change in Expenses and Other	26.6

Income Tax Expense	—

Second Quarter of 2017	$111.2

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $45 million primarily due to the following:

•
A $42 million decrease in Ohio revenues associated with the Universal Service Fund (USF) surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operating and Maintenance expenses below.

•	A $21 million decrease due to a prior year reversal of a regulatory provision resulting from a favorable court decision in Ohio.

•	An $8 million decrease in weather-normalized margins primarily in the residential and commercial classes.

•	A $5 million decrease in revenues associated with smart grid riders in Ohio. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.
These decreases were partially offset by:

•
An $18 million favorable impact in Ohio due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $14 million increase in AEP Texas revenues associated with the Distribution Cost Recovery Factor revenue rider.

•	Margins from Off-system Sales decreased $8 million primarily due to the following:

•	An $18 million decrease in Ohio due to current year losses from a power contract with OVEC which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.
This decrease was partially offset by:

•	A $10 million increase in Ohio primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

•	Transmission Revenues increased $8 million primarily due to recovery of increased transmission investment in ERCOT.

•	Other Revenues increased $5 million primarily due to the following:

•	A $3 million increase in Texas securitization revenue, offset in other expense items below.

•	A $2 million increase in Ohio pole attachment revenue.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses decreased $32 million primarily due to the following:

•
A $42 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in recoverable smart grid rider expenses in Ohio. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in Energy Efficiency/Peak Demand Reduction and PJM expenses. This decrease was offset by a corresponding decrease in Retail Margins above.
These decreases were partially offset by:

•	An $11 million increase in PJM transmission services expense related to the annual formula rate true-up that will be recovered in future periods.

•	A $3 million increase in uncollectible expenses related to pole attachments in Ohio.

•	A $2 million increase in vegetation management expenses.

•	Taxes Other Than Income Taxes increased $9 million primarily due to increased property taxes as a result of additional capital investment and increased tax rates.

•	Interest Expense decreased $4 million primarily due to the following:

•	A $3 million decrease due to the maturity of a senior unsecured note in June 2016 in Ohio.

•
A $2 million decrease in the Texas securitization transition assets due to the final maturity of the first Texas securitization bond. This decrease was offset by a corresponding decrease in Other Revenues above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Six Months Ended June 30, 2016	$232.1

Changes in Gross Margin:
Retail Margins	(64.4)
Off-system Sales	(15.2)
Transmission Revenues	16.7
Other Revenues	0.9
Total Change in Gross Margin	(62.0)

Changes in Expenses and Other:
Other Operation and Maintenance	72.0
Depreciation and Amortization	3.5
Taxes Other Than Income Taxes	(12.5)
Interest and Investment Income	0.4
Carrying Costs Income	(0.6)
Allowance for Equity Funds Used During Construction	(3.0)
Interest Expense	11.3
Total Change in Expenses and Other	71.1

Income Tax Expense	(10.9)

Six Months Ended June 30, 2017	$230.3

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $64 million primarily due to the following:

•	An $88 million decrease in Ohio revenues associated with the USF surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operating and Maintenance expenses below.

•	A $23 million decrease in weather-normalized margins, primarily in the residential class.

•	A $21 million decrease due to a prior year reversal of a regulatory provision resulting from a favorable court decision in Ohio.
These decreases were partially offset by:

•
A $34 million favorable impact in Ohio due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $26 million increase in AEP Texas revenues associated with the Distribution Cost Recovery Factor revenue rider.

•	A $15 million net increase in Ohio Phase-In Recovery Rider revenue less associated amortizations.

•	Margins from Off-system Sales decreased $15 million primarily due to the following:

•	A $34 million decrease in Ohio due to current year losses from a power contract with OVEC, which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.
This decrease was partially offset by:

•	An $18 million increase in Ohio primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

•	Transmission Revenues increased $17 million primarily due to recovery of increased transmission investment in ERCOT.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $72 million primarily due to the following:

•
An $88 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

These decreases were partially offset by:

•	A $10 million increase in PJM expenses related to the annual formula rate true-up that will be recovered in future periods.

•	A $5 million increase in vegetation management expenses.

•	Depreciation and Amortization expenses decreased $4 million primarily due to the following:

•	A $7 million decrease due to recoveries of transmission cost rider carrying costs in Ohio. This decrease was partially offset in Retail Margins above.

•	A $7 million decrease in amortization expenses for the collection of carrying costs on Ohio deferred capacity charges beginning June 2015.
These increases were partially offset by:

•	A $10 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $13 million primarily due to increased property taxes as a result of additional transmission and distribution investment and increasing tax rates.

•	Interest Expense decreased $11 million primarily due to the following:

•	A $9 million decrease due to the maturity of a senior unsecured note in June 2016 in Ohio.

•
A $4 million decrease in the Texas securitization transition assets due to the final maturity of the first Texas securitization bond. This decrease was offset by a corresponding decrease in Other Revenues above.

•	Income Tax Expense increased $11 million primarily due to the recording of favorable state income tax adjustments in 2016 and an increase in pretax book income.

AEP TRANSMISSION HOLDCO

	Three Months Ended June 30,		Six Months Ended June 30,
AEP Transmission Holdco	2017	2016	2017	2016
	(in millions)
Transmission Revenues	$247.3	$161.7	$403.4	$250.3
Other Operation and Maintenance	17.4	8.8	31.4	20.5
Depreciation and Amortization	24.0	15.8	48.6	31.3
Taxes Other Than Income Taxes	28.4	21.8	56.4	43.0
Operating Income	177.5	115.3	267.0	155.5
Interest and Investment Income	0.2	0.2	0.4	0.2
Carrying Costs Expense	(0.1)	(0.2)	(0.1)	(0.2)
Allowance for Equity Funds Used During Construction	13.5	13.9	24.3	26.3
Interest Expense	(17.1)	(11.6)	(34.4)	(23.4)
Income Before Income Tax Expense and Equity Earnings	174.0	117.6	257.2	158.4
Income Tax Expense	67.1	47.6	103.5	68.0
Equity Earnings of Unconsolidated Subsidiaries	22.1	25.3	48.1	49.6
Net Income	129.0	95.3	201.8	140.0
Net Income Attributable to Noncontrolling Interests	0.6	0.7	1.6	1.5
Earnings Attributable to AEP Common Shareholders	$128.4	$94.6	$200.2	$138.5

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	June 30,
	2017	2016
	(in millions)
Plant in Service	$4,809.2	$3,144.0
CWIP	1,202.9	1,385.6
Accumulated Depreciation	137.0	75.6
Total Transmission Property, Net	$5,875.1	$4,454.0

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Second Quarter of 2016	$94.6

Changes in Transmission Revenues:
Transmission Revenues	85.6
Total Change in Transmission Revenues	85.6

Changes in Expenses and Other:
Other Operation and Maintenance	(8.6)
Depreciation and Amortization	(8.2)
Taxes Other Than Income Taxes	(6.6)
Carrying Costs Expense	0.1
Allowance for Equity Funds Used During Construction	(0.4)
Interest Expense	(5.5)
Total Change in Expenses and Other	(29.2)

Income Tax Expense	(19.5)
Equity Earnings	(3.2)
Net Income Attributable to Noncontrolling Interests	0.1

Second Quarter of 2017	$128.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $86 million primarily due to an $84 million increase in formula rates driven by continued investment in transmission assets.

Expenses and Other, Income Tax Expense and Equity Earnings changed between years as follows:

•	Other Operation and Maintenance expenses increased $9 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $8 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $7 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $6 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $20 million primarily due to an increase in pretax book income.

•
Equity Earnings decreased $3 million primarily due to lower earnings at ETT resulting from increased property taxes, depreciation expense, and decreased AFUDC, partially offset by increased revenues. The revenue increase is primarily due to interim rate increases in the third quarter of 2016 and higher loads, partially offset by an ETT settlement rate reduction that went into effect in March 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Six Months Ended June 30, 2016	$138.5

Changes in Transmission Revenues:
Transmission Revenues	153.1
Total Change in Transmission Revenues	153.1

Changes in Expenses and Other:
Other Operation and Maintenance	(10.9)
Depreciation and Amortization	(17.3)
Taxes Other Than Income Taxes	(13.4)
Interest and Investment Income	0.2
Carrying Costs Expense	0.1
Allowance for Equity Funds Used During Construction	(2.0)
Interest Expense	(11.0)
Total Change in Expenses and Other	(54.3)

Income Tax Expense	(35.5)
Equity Earnings	(1.5)
Net Income Attributable to Noncontrolling Interests	(0.1)

Six Months Ended June 30, 2017	$200.2

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $153 million primarily due to a $149 million increase in formula rates driven by continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $11 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $17 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $13 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $11 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $36 million primarily due to an increase in pretax book income.

GENERATION & MARKETING

	Three Months Ended June 30,		Six Months Ended June 30,
Generation & Marketing	2017	2016	2017	2016
	(in millions)
Revenues	$410.6	$683.8	$1,002.0	$1,431.8
Fuel, Purchased Electricity and Other	302.9	443.7	708.1	923.2
Gross Margin	107.7	240.1	293.9	508.6
Other Operation and Maintenance	68.6	100.8	154.9	194.4
Asset Impairments and Other Related Charges	1.9	—	13.1	—
Gain on Sale of Merchant Generation Assets	0.1	—	(226.4)	—
Depreciation and Amortization	5.6	50.6	11.3	99.3
Taxes Other Than Income Taxes	3.7	10.4	5.7	20.3
Operating Income	27.8	78.3	335.3	194.6
Interest and Investment Income	3.0	—	5.2	0.5
Allowance for Equity Funds Used During Construction	—	0.2	—	0.4
Interest Expense	(4.2)	(8.6)	(10.7)	(17.6)
Income Before Income Tax Expense	26.6	69.9	329.8	177.9
Income Tax Expense	0.2	20.2	117.2	57.5
Net Income	26.4	49.7	212.6	120.4
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$26.4	$49.7	$212.6	$120.4

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions of MWhs)
Fuel Type:
Coal	2	6	8	11
Natural Gas	—	3	2	7
Total MWhs	2	9	10	18

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Second Quarter of 2016	$49.7

Changes in Gross Margin:
Generation	(125.3)
Retail, Trading and Marketing	(13.7)
Other	6.6
Total Change in Gross Margin	(132.4)

Changes in Expenses and Other:
Other Operation and Maintenance	32.2
Asset Impairments and Other Related Charges	(1.9)
Gain on Sale of Merchant Generation Assets	(0.1)
Depreciation and Amortization	45.0
Taxes Other Than Income Taxes	6.7
Interest and Investment Income	3.0
Allowance for Equity Funds Used During Construction	(0.2)
Interest Expense	4.4
Total Change in Expenses and Other	89.1

Income Tax Expense	20.0

Second Quarter of 2017	$26.4

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $125 million primarily due to the reduction of revenues associated with the sale of certain merchant generation assets.

•	Retail, Trading and Marketing decreased $14 million when compared to the impact of favorable wholesale trading and marketing performance in 2016.

•	Other increased $7 million primarily due to renewable project installations.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $32 million primarily due to decreased plant expenses as a result of the sale of certain merchant generation assets.

•	Depreciation and Amortization expenses decreased $45 million primarily due to the sale and impairment of certain merchant generation assets.

•	Taxes Other Than Income Taxes decreased $7 million primarily due to the sale of merchant generation assets.

•	Interest Expense decreased $4 million primarily due to reduced debt as a result of the sale of certain merchant generation assets.

•	Income Tax Expense decreased $20 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Six Months Ended June 30, 2016	$120.4

Changes in Gross Margin:
Generation	(200.0)
Retail, Trading and Marketing	(22.8)
Other	8.1
Total Change in Gross Margin	(214.7)

Changes in Expenses and Other:
Other Operation and Maintenance	39.5
Asset Impairments and Other Related Charges	(13.1)
Gain on Sale of Merchant Generation Assets	226.4
Depreciation and Amortization	88.0
Taxes Other Than Income Taxes	14.6
Interest and Investment Income	4.7
Allowance for Equity Funds Used During Construction	(0.4)
Interest Expense	6.9
Total Change in Expenses and Other	366.6

Income Tax Expense	(59.7)

Six Months Ended June 30, 2017	$212.6

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $200 million primarily due to the reduction of revenues associated with the sale of certain merchant generation assets.

•	Retail, Trading and Marketing decreased $23 million when compared to the impact of favorable wholesale trading and marketing performance in 2016.

•	Other increased $8 million primarily due to renewable project installations.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $40 million primarily due to decreased plant expenses as a result of the sale of certain merchant generation assets.

•	Asset Impairments and Other Related Charges increased $13 million due to an asset impairment of certain merchant generation assets.

•	Gain on Sale of Merchant Generation Assets increased $226 million due to the sale of certain merchant generation assets.

•	Depreciation and Amortization expenses decreased $88 million primarily due to the sale and impairment of certain merchant generation assets.

•	Taxes Other Than Income Taxes decreased $15 million primarily due to the sale of merchant generation assets.

•	Interest and Investment Income increased $5 million primarily due to increased cash invested as a result of the sale of certain merchant generation assets.

•	Interest Expense decreased $7 million primarily due to reduced debt as a result of the sale of certain merchant generation assets.

•	Income Tax Expense increased $60 million primarily due to an increase in pretax book income and state income taxes resulting primarily from the sale of certain merchant generation assets.

CORPORATE AND OTHER

Second Quarter of 2017 Compared to Second Quarter of 2016

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from income of $24 million in 2016 to a loss of $12 million in 2017 primarily due to the prior year reversal of income tax expense for an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS partially offset by prior year charges related to the final accounting of the disposition of AEP’s commercial barging operations.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from income of $25 million in 2016 to a loss of $16 million in 2017 primarily due to the prior year reversal of income tax expense for an unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS partially offset by prior year charges related to the final accounting of the disposition of AEP’s commercial barging operations.

AEP SYSTEM INCOME TAXES

Second Quarter of 2017 Compared to Second Quarter of 2016

Income Tax Expense increased $25 million primarily due to the reversal of the unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS in the second quarter of 2016, offset by a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Income Tax Expense increased $133 million primarily due to an increase in pretax book income and state income taxes resulting primarily from the sale of certain merchant generation assets, and the reversal of the unrealized capital loss valuation allowance where AEP effectively settled a 2011 audit issue with the IRS in the second quarter of 2016.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2017		December 31, 2016
	(dollars in millions)
Long-term Debt, including amounts due within one year	$19,551.9	49.8%	$20,391.2	(a)	51.6%
Short-term Debt	1,851.7	4.7	1,713.0		4.3
Total Debt	21,403.6	54.5	22,104.2	(a)	55.9
AEP Common Equity	17,824.1	45.4	17,397.0		44.0
Noncontrolling Interests	25.4	0.1	23.1		0.1
Total Debt and Equity Capitalization	$39,253.1	100.0%	$39,524.3		100.0%

(a)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

AEP’s ratio of debt-to-total capital decreased from 55.9% as of December 31, 2016 to 54.5% as of June 30, 2017 primarily due to a decrease in long-term debt due to the use of proceeds from the sale of Merchant Generation Assets to pay down long-term debt. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of June 30, 2017, AEP had a $3 billion revolving credit facility commitment to support its operations. In May 2017, the $500 million revolving credit facility due in June 2018 was terminated.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

AEP manages liquidity by maintaining adequate external financing commitments.  As of June 30, 2017, available liquidity was approximately $1.8 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$3,000.0	June 2021
Total		3,000.0
Cash and Cash Equivalents		172.4
Total Liquidity Sources		3,172.4
Less:	AEP Commercial Paper Outstanding	1,324.0

Net Available Liquidity		$1,848.4

AEP has a $3 billion revolving credit facility to support its commercial paper program.  The $3 billion revolving credit facility allows management to issue letters of credit in an amount up to $1.2 billion.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds certain nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first six months of 2017 was $1.6 billion.  The weighted-average interest rate for AEP’s commercial paper during 2017 was 1.10%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit under four uncommitted facilities totaling $370 million. In April 2017, the $75 million credit facility due in October 2017 was amended to $100 million due in April 2019. As of June 30, 2017, the maximum future payment for letters of credit issued under the uncommitted facilities was $139 million with maturities ranging from September 2017 to June 2018.

Securitized Accounts Receivable

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables. The agreement expires in June 2019.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of June 30, 2017, this contractually-defined percentage was 52.5%. Nonperformance under these covenants could result in an event of default under these credit agreements. In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements. This condition also applies in a majority of AEP’s non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable. However, a default under AEP’s non-exchange traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facility does not permit the lenders to refuse a draw on the facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.59 per share in July 2017. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash and Cash Equivalents at Beginning of Period	$210.5	$176.4
Net Cash Flows from Continuing Operating Activities	1,717.0	1,725.8
Net Cash Flows Used for Continuing Investing Activities	(375.7)	(2,299.7)
Net Cash Flows from (Used for) Continuing Financing Activities	(1,379.4)	646.8
Net Cash Flows from (Used for) Discontinued Operations	—	(2.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(38.1)	70.4
Cash and Cash Equivalents at End of Period	$172.4	$246.8

AEP uses short-term debt, including commercial paper, as a bridge to long-term debt financing. The levels of borrowing may vary significantly due to the timing of long-term debt financings and the impact of fluctuations in cash flows.

Operating Activities

	Six Months Ended June 30,
	2017	2016
	(in millions)
Income from Continuing Operations	$970.4	$1,009.5
Depreciation and Amortization	967.4	1,010.9
Deferred Income Taxes	424.1	552.3
Gain on Sale of Merchant Generation Assets	(226.4)	—
Provision for Refund – Global Settlement, Net	(88.1)	—
Accrued Taxes, Net	(72.8)	(303.7)
Other	(257.6)	(543.2)
Net Cash Flows from Continuing Operating Activities	$1,717.0	$1,725.8

Net Cash Flows from Continuing Operating Activities were $1.7 billion in 2017 consisting primarily of Income from Continuing Operations of $970 million and $967 million of noncash Depreciation and Amortization. In addition, AEP recorded a gain of $226 million on the sale of merchant generation assets. See Note 6 - Impairment, Disposition and Assets and Liabilities Held for Sale for a complete discussion of this sale. Deferred and Accrued Taxes changed primarily due to the income tax impacts associated with the sale of merchant generation assets and the receipt of a tax refund related to the U.K. Windfall Tax. AEP refunded $88 million to customers as part of the Ohio Global Settlement reached in 2016. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.

Net Cash Flows from Continuing Operating Activities were $1.7 billion in 2016 consisting primarily of Income from Continuing Operations of $1 billion and $1 billion of noncash Depreciation and Amortization. A significant change in other items includes the unfavorable effects of an increase in fuel inventory due to the mild winter weather in addition to a decrease in Accrued Taxes primarily due to the impacts of bonus depreciation related to the Protecting Americans from Tax Hikes Act of 2015. Deferred Income Taxes increased primarily due to an increase in tax versus book temporary differences from operations, which includes provisions related to the Protecting Americans from Tax Hikes Act of 2015. Other changes represent items that had a current period cash flow impact, such as changes in working capital, as well as items that represent future rights or obligations to receive or pay cash, such as regulatory assets and liabilities.
Investing Activities

	Six Months Ended June 30,
	2017	2016
	(in millions)
Construction Expenditures	$(2,510.4)	$(2,285.8)
Acquisitions of Nuclear Fuel	(38.9)	(79.2)
Proceeds from Sale of Merchant Generation Assets	2,159.6	—
Other	14.0	65.3
Net Cash Flows Used for Continuing Investing Activities	$(375.7)	$(2,299.7)

Net Cash Flows Used for Continuing Investing Activities were $376 million in 2017 primarily due to construction expenditures for environmental, distribution and transmission investments, partially offset by the proceeds received from the sale of merchant generation assets.

Net Cash Flows Used for Continuing Investing Activities were $2.3 billion in 2016 primarily due to construction expenditures for environmental, distribution and transmission investments.

Financing Activities

	Six Months Ended June 30,
	2017	2016
	(in millions)
Issuance of Common Stock, Net	$—	$30.9
Issuance/Retirement of Debt, Net	(710.6)	1,219.6
Make Whole Premium on Extinguishment of Long-term Debt	(44.9)	—
Dividends Paid on Common Stock	(584.9)	(553.1)
Other	(39.0)	(50.6)
Net Cash Flows from (Used for) Continuing Financing Activities	$(1,379.4)	$646.8

Net Cash Flows Used for Continuing Financing Activities in 2017 were $1.4 billion. AEP’s net debt retirements were $711 million. The net retirements include retirements of $653 million of senior unsecured notes, $296 million of pollution control bonds, $151 million of securitization bonds and $799 million of other debt notes offset by issuances of $625 million of senior unsecured notes, $182 million of pollution control bonds, $254 million of other debt notes and an increase in short-term borrowing of $139 million. AEP paid common stock dividends of $585 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

Net Cash Flows from Continuing Financing Activities in 2016 were $647 million. AEP’s net debt issuances were $1.2 billion. The net issuances included an increase in short-term borrowing of $1.3 billion, issuances of $400 million of senior unsecured notes, $125 million of pollution control bonds and $218 million of other debt notes offset by retirements of $354 million of senior unsecured notes, $189 million of securitization bonds, $185 million of pollution control bonds and $56 million of other debt notes. AEP paid common stock dividends of $553 million. See Note 12 - Financing Activities for a complete discussion of long-term debt issuances and retirements.

In July 2017, I&M retired $5 million of Notes Payable related to DCC Fuel.

In July 2017, OPCo retired $24 million of Securitization Bonds.

In July 2017, AEP Texas retired $71 million of Securitization Bonds.

OFF-BALANCE SHEET ARRANGEMENTS

AEP’s current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that AEP enters in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	June 30, 2017	December 31, 2016
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$812.4	$886.2
Railcars Maximum Potential Loss from Lease Agreement	16.9	18.4

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

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted During 2017

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

Pronouncements Effective in the Future

The FASB issued ASU 2014-09 “Revenue from Contracts with Customers” clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The FASB deferred implementation of ASU 2014-09 under the terms in ASU 2015-14, “Revenue from Contracts with Customers (Topic: 606): Deferral of the Effective Date.” The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. Management continues to analyze the impact of the new revenue standard and related ASUs. During 2016 and 2017, revenue contract assessments were completed. Material revenue streams were identified within the AEP System and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time. Contracts determined to be satisfied over time generally qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. Based upon the completed assessments, management does not expect a material impact to the timing of revenue recognized or net income and plans to elect the modified retrospective transition approach upon adoption. Evaluation of revenue streams and new contracts continues during the second half of 2017. Given industry conclusions related to implementation issues, including contributions in aid of construction and collectability, management does not anticipate changes to current accounting systems. Management will also continue to monitor any industry implementation issues that arise and analyze the related impacts to revenue recognition. Management plans to adopt ASU 2014-09 effective January 1, 2018.

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

The FASB issued ASU 2016-02 “Accounting for Leases” increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, an entity must recognize an asset and liability for operating leases on the balance sheets. Additionally, a capital lease will be known as a finance lease going forward. Leases with lease terms of 12 months or longer will be subject to the new requirements. Fundamentally, the criteria used to determine lease classification will remain the same, but will be more subjective under the new standard. The new accounting guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The guidance will be applied by means of a modified retrospective approach. The modified retrospective approach will require lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management continues to analyze the impact of the new lease standard. During 2016 and 2017, lease contract assessments were completed. The AEP System lease population was identified and representative lease contracts were sampled. Based upon the completed assessments, management prepared a system gap analysis to outline new disclosure compliance requirements compared to current system capabilities. Multiple lease system options were also evaluated. Management plans to elect certain of the following practical expedients upon adoption:

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

Evaluation of new lease contracts continues and a compliant lease system solution will be implemented during the second half of 2017. Management expects the new standard to impact financial position, but not results of operations or cash flows. Management also continues to monitor unresolved industry implementation issues, including items related to pole attachments, easements and right-of-ways, and will analyze the related impacts to lease accounting. Management plans to adopt ASU 2016-02 effective January 1, 2019.

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

The FASB issued ASU 2017-07 “Compensation - Retirement Benefits” requiring that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable following labor. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Management is analyzing the impact of the new standard and assessing an implementation program which will likely require changes in the way accounting systems capture and report the required information. Unresolved industry implementation issues also continue to be monitored. Management plans to adopt ASU 2017-07 effective January 1, 2018.

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

The Generation & Marketing segment conducts marketing, risk management and retail activities in ERCOT, PJM, SPP and MISO. This segment is exposed to certain market risks as a marketer of wholesale and retail electricity. These risks include commodity price risks which may be subject to capacity risk, credit risk as well as interest rate risk. These risks represent the risk of loss that may impact this segment due to changes in the underlying market prices or rates. In addition, the Generation & Marketing segment is also exposed to certain market risks as a power producer and through transactions in wholesale electricity, natural gas and marketing contracts.

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2016:

MTM Risk Management Contract Net Assets (Liabilities)
Six Months Ended June 30, 2017

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2016	$5.2	$(118.2)	$164.2	$51.2
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(7.2)	2.8	(25.5)	(29.9)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	18.9	18.9
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	4.7	4.7
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	91.3	(15.3)	—	76.0
Total MTM Risk Management Contract Net Assets (Liabilities) as of June 30, 2017	$89.3	$(130.7)	$162.3	120.9
Commodity Cash Flow Hedge Contracts				(55.2)
Interest Rate and Foreign Currency Cash Flow Hedge Contracts				4.8
Fair Value Hedge Contracts				(1.5)
Collateral Deposits				14.8
Total MTM Derivative Contract Net Assets as of June 30, 2017				$83.8

(a)
Reflects fair value on primarily long-term structured contracts which are typically with customers that seek fixed pricing to limit their risk against fluctuating energy prices.  The contract prices are valued against market curves associated with the delivery location and delivery term.  A significant portion of the total volumetric position has been economically hedged.

(b)	Market fluctuations are attributable to various factors such as supply/demand, weather, etc.

(c)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory liabilities/assets or accounts payable.

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

AEP has risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of June 30, 2017, credit exposure net of collateral to sub investment grade counterparties was approximately 7.7%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of June 30, 2017, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$617.0	$2.8	$614.2	3	$341.2
Split Rating	6.2	—	6.2	1	5.7
No External Ratings:
Internal Investment Grade	108.7	—	108.7	3	71.7
Internal Noninvestment Grade	72.9	11.7	61.2	3	37.5
Total as of June 30, 2017	$804.8	$14.5	$790.3

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2017, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2017				December 31, 2016
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$0.4	$0.1	$0.1	$0.2	$1.1	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2017				December 31, 2016
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$1.1	$6.5	$1.0	$0.4	$5.6	$8.4	$1.5	$0.4

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

Interest Rate Risk

Management utilizes an Earnings at Risk (EaR) model to measure interest rate market risk exposure. EaR statistically quantifies the extent to which interest expense could vary over the next twelve months and gives a probabilistic estimate of different levels of interest expense. The resulting EaR is interpreted as the dollar amount by which actual interest expense for the next twelve months could exceed expected interest expense with a one-in-twenty chance of occurrence. The primary drivers of EaR are from the existing floating rate debt (including short-term debt) as well as long-term debt issuances in the next twelve months. As calculated on debt outstanding as of June 30, 2017 and December 31, 2016, the estimated EaR on AEP’s debt portfolio for the following twelve months was $28 million and $29 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Vertically Integrated Utilities	$2,095.7	$2,108.2	$4,365.5	$4,326.3
Transmission and Distribution Utilities	1,026.6	1,076.2	2,093.0	2,153.5
Generation & Marketing	386.5	655.3	945.3	1,369.2
Other Revenues	67.7	53.2	106.0	88.8
TOTAL REVENUES	3,576.5	3,892.9	7,509.8	7,937.8

EXPENSES
Fuel and Other Consumables Used for Electric Generation	522.3	680.4	1,157.9	1,356.0
Purchased Electricity for Resale	669.2	629.2	1,438.8	1,360.6
Other Operation	604.2	664.5	1,206.4	1,379.6
Maintenance	289.0	289.4	591.4	568.1
Asset Impairments and Other Related Charges	1.9	—	13.1	—
Gain on Sale of Merchant Generation Assets	0.1	—	(226.4)	—
Depreciation and Amortization	485.5	513.8	967.4	1,010.9
Taxes Other Than Income Taxes	259.6	249.4	519.4	503.5
TOTAL EXPENSES	2,831.8	3,026.7	5,668.0	6,178.7

OPERATING INCOME	744.7	866.2	1,841.8	1,759.1

Other Income (Expense):
Interest and Investment Income	2.3	2.4	10.3	4.5
Carrying Costs Income	5.7	6.3	11.6	10.2
Allowance for Equity Funds Used During Construction	21.0	28.8	42.2	60.5
Interest Expense	(222.9)	(224.9)	(444.7)	(441.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	550.8	678.8	1,461.2	1,392.4

Income Tax Expense	190.6	165.0	533.8	400.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	16.0	(7.4)	43.0	17.6

INCOME FROM CONTINUING OPERATIONS	376.2	506.4	970.4	1,009.5

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2.5)	—	(2.5)

NET INCOME	376.2	503.9	970.4	1,007.0

Net Income Attributable to Noncontrolling Interests	1.2	1.8	3.2	3.7

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$375.0	$502.1	$967.2	$1,003.3

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	491,790,752	491,459,541	491,751,614	491,283,967

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$0.76	$1.03	$1.97	$2.05
BASIC LOSS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	—	(0.01)	—	(0.01)
TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.76	$1.02	$1.97	$2.04

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	492,642,100	491,641,400	492,337,255	491,486,853

DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$0.76	$1.03	$1.96	$2.05
DILUTED LOSS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	—	(0.01)	—	(0.01)
TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.76	$1.02	$1.96	$2.04

CASH DIVIDENDS DECLARED PER SHARE	$0.59	$0.56	$1.18	$1.12

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$376.2	$503.9	$970.4	$1,007.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $4.6 and $8.2 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(4.1) and $4.2 for the Six Months Ended June 30, 2017 and 2016, Respectively	8.5	15.2	(7.6)	7.8
Securities Available for Sale, Net of Tax of $0.4 and $0.4 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $1.0 and $0.7 for the Six Months Ended June 30, 2017 and 2016, Respectively	0.6	0.6	1.8	1.2
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0.2 and $0.0 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $0.3 and $0.1 for the Six Months Ended June 30, 2017 and 2016, Respectively	0.3	0.1	0.5	0.2

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	9.4	15.9	(5.3)	9.2

TOTAL COMPREHENSIVE INCOME	385.6	519.8	965.1	1,016.2

Total Comprehensive Income Attributable to Noncontrolling Interests	1.2	1.8	3.2	3.7

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$384.4	$518.0	$961.9	$1,012.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY - DECEMBER 31, 2015	511.4	$3,324.0	$6,296.5	$8,398.3	$(127.1)	$13.2	$17,904.9

Issuance of Common Stock	0.6	4.0	26.9				30.9
Common Stock Dividends				(550.8)		(2.3)	(553.1)
Other Changes in Equity			1.3	0.6		4.1	6.0
Net Income				1,003.3		3.7	1,007.0
Other Comprehensive Income					9.2		9.2
TOTAL EQUITY - JUNE 30, 2016	512.0	$3,328.0	$6,324.7	$8,851.4	$(117.9)	$18.7	$18,404.9

TOTAL EQUITY - DECEMBER 31, 2016	512.0	$3,328.3	$6,332.6	$7,892.4	$(156.3)	$23.1	$17,420.1

Common Stock Dividends				(583.2)		(1.7)	(584.9)
Other Changes in Equity			48.4			0.8	49.2
Net Income				967.2		3.2	970.4
Other Comprehensive Loss					(5.3)		(5.3)
TOTAL EQUITY - JUNE 30, 2017	512.0	$3,328.3	$6,381.0	$8,276.4	$(161.6)	$25.4	$17,849.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$172.4	$210.5
Other Temporary Investments (June 30, 2017 and December 31, 2016 Amounts Include $309.0 and $322.5, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, EIS and Sabine)	317.6	331.7
Accounts Receivable:
Customers	538.7	705.1
Accrued Unbilled Revenues	122.1	158.7
Pledged Accounts Receivable – AEP Credit	949.4	972.7
Miscellaneous	90.5	118.1
Allowance for Uncollectible Accounts	(38.9)	(37.9)
Total Accounts Receivable	1,661.8	1,916.7
Fuel	427.2	423.8
Materials and Supplies	555.0	543.5
Risk Management Assets	170.5	94.5
Regulatory Asset for Under-Recovered Fuel Costs	189.0	156.6
Margin Deposits	91.1	79.9
Assets Held for Sale	—	1,951.2
Prepayments and Other Current Assets	224.4	325.5
TOTAL CURRENT ASSETS	3,809.0	6,033.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	20,354.2	19,848.9
Transmission	17,481.2	16,658.7
Distribution	19,367.0	18,900.8
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	3,595.6	3,444.3
Construction Work in Progress	3,336.8	3,183.9
Total Property, Plant and Equipment	64,134.8	62,036.6
Accumulated Depreciation and Amortization	16,907.6	16,397.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	47,227.2	45,639.3

OTHER NONCURRENT ASSETS
Regulatory Assets	5,592.6	5,625.5
Securitized Assets	1,364.4	1,486.1
Spent Nuclear Fuel and Decommissioning Trusts	2,382.0	2,256.2
Goodwill	52.5	52.5
Long-term Risk Management Assets	285.6	289.1
Deferred Charges and Other Noncurrent Assets	2,025.8	2,085.1
TOTAL OTHER NONCURRENT ASSETS	11,702.9	11,794.5

TOTAL ASSETS	$62,739.1	$63,467.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

			June 30,	December 31,
			2017	2016
CURRENT LIABILITIES
Accounts Payable			$1,268.4	$1,688.5
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			519.0	673.0
Other Short-term Debt			1,332.7	1,040.0
Total Short-term Debt			1,851.7	1,713.0
Long-term Debt Due Within One Year (June 30, 2017 and December 31, 2016 Amounts Include $404.6 and $427.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			2,755.0	2,878.0
Risk Management Liabilities			61.7	53.4
Customer Deposits			344.0	343.2
Accrued Taxes			891.5	1,048.0
Accrued Interest			217.0	227.2
Regulatory Liability for Over-Recovered Fuel Costs			17.1	8.0
Liabilities Held for Sale			—	235.9
Other Current Liabilities			985.8	1,302.8
TOTAL CURRENT LIABILITIES			8,392.2	9,498.0

NONCURRENT LIABILITIES
Long-term Debt (June 30, 2017 and December 31, 2016 Amounts Include $1,552.2 and $1,737.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy, and Sabine)			16,796.9	17,378.4
Long-term Risk Management Liabilities			310.6	316.2
Deferred Income Taxes			12,288.5	11,884.4
Regulatory Liabilities and Deferred Investment Tax Credits			3,908.8	3,751.3
Asset Retirement Obligations			1,911.0	1,830.6
Employee Benefits and Pension Obligations			462.8	614.1
Deferred Credits and Other Noncurrent Liabilities			813.3	774.6
TOTAL NONCURRENT LIABILITIES			36,491.9	36,549.6

TOTAL LIABILITIES			44,884.1	46,047.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			5.5	—

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2017	2016
Shares Authorized	600,000,000	600,000,000
Shares Issued	512,048,663	512,048,520
(20,211,575 and 20,336,592 Shares were Held in Treasury as of June 30, 2017 and December 31, 2016, Respectively)			3,328.3	3,328.3
Paid-in Capital			6,381.0	6,332.6
Retained Earnings			8,276.4	7,892.4
Accumulated Other Comprehensive Income (Loss)			(161.6)	(156.3)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			17,824.1	17,397.0

Noncontrolling Interests			25.4	23.1

TOTAL EQUITY			17,849.5	17,420.1

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$62,739.1	$63,467.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$970.4	$1,007.0
Income (Loss) from Discontinued Operations	—	(2.5)
Income from Continuing Operations	970.4	1,009.5
Adjustments to Reconcile Income from Continuing Operations to Net Cash Flows from Continuing Operating Activities:
Depreciation and Amortization	967.4	1,010.9
Deferred Income Taxes	424.1	552.3
Asset Impairments and Other Related Charges	13.1	—
Allowance for Equity Funds Used During Construction	(42.2)	(60.5)
Mark-to-Market of Risk Management Contracts	(84.7)	48.7
Amortization of Nuclear Fuel	71.6	73.2
Pension Contributions to Qualified Plan Trust	(93.3)	(84.8)
Property Taxes	122.9	131.3
Deferred Fuel Over/Under-Recovery, Net	20.7	(5.8)
Gain on Sale of Merchant Generation Assets	(226.4)	—
Recovery of Ohio Capacity Costs	47.1	67.4
Provision for Refund – Global Settlement, Net	(88.1)	—
Change in Other Noncurrent Assets	(201.1)	(201.2)
Change in Other Noncurrent Liabilities	132.0	1.8
Changes in Certain Components of Continuing Working Capital:
Accounts Receivable, Net	270.5	(166.0)
Fuel, Materials and Supplies	(9.5)	(107.0)
Accounts Payable	(170.5)	(22.6)
Accrued Taxes, Net	(72.8)	(303.7)
Other Current Assets	(45.3)	26.3
Other Current Liabilities	(288.9)	(244.0)
Net Cash Flows from Continuing Operating Activities	1,717.0	1,725.8

INVESTING ACTIVITIES
Construction Expenditures	(2,510.4)	(2,285.8)
Change in Other Temporary Investments, Net	13.5	80.9
Purchases of Investment Securities	(1,318.2)	(1,797.4)
Sales of Investment Securities	1,289.1	1,777.0
Acquisitions of Nuclear Fuel	(38.9)	(79.2)
Proceeds from Sale of Merchant Generation Assets	2,159.6	—
Other Investing Activities	29.6	4.8
Net Cash Flows Used for Continuing Investing Activities	(375.7)	(2,299.7)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	—	30.9
Issuance of Long-term Debt	1,050.0	743.4
Change in Short-term Debt, Net	138.7	1,260.3
Retirement of Long-term Debt	(1,899.3)	(784.1)
Make Whole Premium on Extinguishment of Long-term Debt	(44.9)	—
Principal Payments for Capital Lease Obligations	(33.3)	(51.0)
Dividends Paid on Common Stock	(584.9)	(553.1)
Other Financing Activities	(5.7)	0.4
Net Cash Flows from (Used for) Continuing Financing Activities	(1,379.4)	646.8

Net Cash Flows Used for Discontinued Operating Activities	—	(2.5)
Net Cash Flows from Discontinued Investing Activities	—	—
Net Cash Flows from Discontinued Financing Activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(38.1)	70.4
Cash and Cash Equivalents at Beginning of Period	210.5	176.4
Cash and Cash Equivalents at End of Period	$172.4	$246.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of June 30,
	2017	2016
	(in millions)
Plant In Service	$4,493.3	$3,074.6
CWIP	1,197.0	1,175.1
Accumulated Depreciation	133.1	74.3
Total Transmission Property, Net	$5,557.2	$4,175.4

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Net Income
(in millions)

Second Quarter of 2016	$74.8

Changes in Transmission Revenues:
Transmission Revenues	76.3
Total Change in Transmission Revenues	76.3

Changes in Expenses and Other:
Other Operation and Maintenance	(5.9)
Depreciation and Amortization	(7.2)
Taxes Other Than Income Taxes	(5.9)
Allowance for Equity Funds Used During Construction	(0.7)
Interest Expense	(5.2)
Total Change in Expenses and Other	(24.9)

Income Tax Expense	(18.8)

Second Quarter of 2017	$107.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates were as follows:

•	Transmission Revenues increased $76 million primarily due to a $74 million increase in formula rates driven by continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $6 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $7 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $5 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $19 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Net Income
(in millions)

Six Months Ended June 30, 2016	$100.6

Changes in Transmission Revenues:
Transmission Revenues	149.4
Total Change in Transmission Revenues	149.4

Changes in Expenses and Other:
Other Operation and Maintenance	(9.4)
Depreciation and Amortization	(15.4)
Taxes Other Than Income Taxes	(11.7)
Interest Income - Affiliated	0.2
Allowance for Equity Funds Used During Construction	(2.1)
Interest Expense	(10.4)
Total Change in Expenses and Other	(48.8)

Income Tax Expense	(36.8)

Six Months Ended June 30, 2017	$164.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and non-affiliates were as follows:

•	Transmission Revenues increased $149 million primarily due to a $145 million increase in formula rates driven by continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $9 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $12 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $10 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $37 million primarily due to an increase in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Transmission Revenues	$44.0	$34.1	$63.3	$56.1
Sales to AEP Affiliates	185.4	119.0	318.8	176.6
TOTAL REVENUES	229.4	153.1	382.1	232.7

EXPENSES
Other Operation	11.3	6.3	20.4	13.5
Maintenance	2.3	1.4	5.4	2.9
Depreciation and Amortization	22.8	15.6	46.1	30.7
Taxes Other Than Income Taxes	27.6	21.7	54.4	42.7
TOTAL EXPENSES	64.0	45.0	126.3	89.8

OPERATING INCOME	165.4	108.1	255.8	142.9

Other Income (Expense):
Interest Income - Affiliated	0.1	0.1	0.3	0.1
Allowance for Equity Funds Used During Construction	13.4	14.1	24.3	26.4
Interest Expense	(15.7)	(10.5)	(31.7)	(21.3)

INCOME BEFORE INCOME TAX EXPENSE	163.2	111.8	248.7	148.1

Income Tax Expense	55.8	37.0	84.3	47.5

NET INCOME	$107.4	$74.8	$164.4	$100.6

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2015	$1,243.0	$309.9	$1,552.9

Capital Contributions from Member	66.9		66.9
Net Income		100.6	100.6
TOTAL MEMBER'S EQUITY – JUNE 30, 2016	$1,309.9	$410.5	$1,720.4

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2016	$1,455.0	$502.6	$1,957.6

Capital Contributions from Member	166.7		166.7
Net Income		164.4	164.4
TOTAL MEMBER'S EQUITY – JUNE 30, 2017	$1,621.7	$667.0	$2,288.7

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Advances to Affiliates	$22.2	$67.1
Accounts Receivable:
Customers	20.5	11.3
Affiliated Companies	94.4	66.6
Total Accounts Receivable	114.9	77.9
Materials and Supplies	10.9	5.0
Accrued Tax Benefits	10.4	26.0
Prepayments and Other Current Assets	7.5	2.8
TOTAL CURRENT ASSETS	165.9	178.8

TRANSMISSION PROPERTY
Transmission Property	4,383.9	3,973.5
Other Property, Plant and Equipment	109.4	99.4
Construction Work in Progress	1,197.0	981.3
Total Transmission Property	5,690.3	5,054.2
Accumulated Depreciation and Amortization	133.1	99.6
TOTAL TRANSMISSION PROPERTY – NET	5,557.2	4,954.6

OTHER NONCURRENT ASSETS
Accounts Receivable - Affiliated Companies	27.6	—
Regulatory Assets	133.5	112.3
Deferred Property Taxes	58.1	102.2
Deferred Charges and Other Noncurrent Assets	1.3	1.9
TOTAL OTHER NONCURRENT ASSETS	220.5	216.4

TOTAL ASSETS	$5,943.6	$5,349.8

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$247.4	$4.1
Accounts Payable:
General	178.1	289.7
Affiliated Companies	45.8	43.1
Accrued Taxes	149.1	191.8
Accrued Interest	9.8	10.5
Other Current Liabilities	9.9	10.9
TOTAL CURRENT LIABILITIES	640.1	550.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,931.4	1,932.0
Deferred Income Taxes	1,008.2	862.1
Regulatory Liabilities	54.5	44.0
Deferred Credits and Other Noncurrent Liabilities	20.7	4.0
TOTAL NONCURRENT LIABILITIES	3,014.8	2,842.1

TOTAL LIABILITIES	3,654.9	3,392.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	1,621.7	1,455.0
Retained Earnings	667.0	502.6
TOTAL MEMBER’S EQUITY	2,288.7	1,957.6

TOTAL LIABILITIES AND MEMBER’S EQUITY	$5,943.6	$5,349.8

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$164.4	$100.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	46.1	30.7
Deferred Income Taxes	134.0	107.1
Allowance for Equity Funds Used During Construction	(24.3)	(26.4)
Property Taxes	44.1	40.8
Long-term Accounts Receivable - Affiliated	(27.6)	—
Change in Other Noncurrent Assets	(8.8)	(7.1)
Change in Other Noncurrent Liabilities	17.0	0.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(37.0)	(38.1)
Materials and Supplies	(5.9)	—
Accounts Payable	(2.7)	(8.4)
Accrued Taxes, Net	(27.1)	80.7
Accrued Interest	(0.7)	0.3
Other Current Assets	(4.7)	—
Other Current Liabilities	1.0	—
Net Cash Flows from Operating Activities	267.8	280.6

INVESTING ACTIVITIES
Construction Expenditures	(721.2)	(527.4)
Change in Advances to Affiliates, Net	44.9	88.3
Other Investing Activities	(0.5)	(0.4)
Net Cash Flows Used for Investing Activities	(676.8)	(439.5)

FINANCING ACTIVITIES
Capital Contributions from Member	166.7	66.9
Change in Advances from Affiliates, Net	243.3	92.0
Other Financing Activities	(1.0)	—
Net Cash Flows from Financing Activities	409.0	158.9

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$31.4	$20.3
Net Cash Paid (Received) for Income Taxes	(67.0)	(178.0)
Construction Expenditures Included in Current Liabilities as of June 30,	190.3	155.0

See Condensed Notes to Condensed Consolidated Financial Statements beginning on page 115.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	2,091	2,134	5,341	5,898
Commercial	1,541	1,606	3,132	3,302
Industrial	2,376	2,363	4,675	4,631
Miscellaneous	201	203	411	420
Total Retail	6,209	6,306	13,559	14,251

Wholesale	884	928	1,690	1,384

Total KWhs	7,093	7,234	15,249	15,635

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in degree days)
Actual - Heating (a)	45	108	1,000	1,433
Normal - Heating (b)	90	91	1,418	1,435

Actual - Cooling (c)	373	380	375	388
Normal - Cooling (b)	360	363	367	369

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Net Income
(in millions)

Second Quarter of 2016	$73.4

Changes in Gross Margin:
Retail Margins	(18.1)
Off-system Sales	0.2
Transmission Revenues	17.3
Other Revenues	1.5
Total Change in Gross Margin	0.9

Changes in Expenses and Other:
Other Operation and Maintenance	(27.3)
Depreciation and Amortization	(4.3)
Taxes Other Than Income Taxes	(0.2)
Interest Income	0.3
Carrying Costs Income	(0.7)
Allowance for Equity Funds Used During Construction	(0.3)
Interest Expense	(0.9)
Total Change in Expenses and Other	(33.4)

Income Tax Expense	11.2

Second Quarter of 2017	$52.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $18 million primarily due to the following:

•	A $16 million decrease primarily due to prior year recognition of deferred billing in West Virginia as approved by the WVPSC which is partially offset by increases in rates in West Virginia.

•	An $8 million decrease in weather-related usage primarily driven by a 58% decrease in heating degree days.
These decreases were partially offset by:

•	A $4 million net increase in weather-normalized margin occurring primarily in the residential class.

•
Transmission Revenues increased $17 million primarily due to increases in formula rate, the annual rate true-up, continued investment in transmission assets and the related increases in recoverable operating expenses. This increase is partially offset in Other Operation and Maintenance expenses.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $27 million primarily due to the following:

•	A $16 million increase in recoverable PJM transmission expenses. This increase in expense is offset within Gross Margin above.

•	A $6 million gain on the sale of property in 2016.

•	Depreciation and Amortization expenses increased $4 million primarily due to a higher depreciable base.

•	Income Tax Expense decreased $11 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Net Income
(in millions)

Six Months Ended June 30, 2016	$199.7

Changes in Gross Margin:
Retail Margins	(53.0)
Off-system Sales	0.8
Transmission Revenues	24.2
Other Revenues	2.6
Total Change in Gross Margin	(25.4)

Changes in Expenses and Other:
Other Operation and Maintenance	(21.2)
Depreciation and Amortization	(9.4)
Taxes Other Than Income Taxes	0.9
Interest Income	0.3
Carrying Costs Income	0.4
Allowance for Equity Funds Used During Construction	(1.1)
Interest Expense	(2.0)
Total Change in Expenses and Other	(32.1)

Income Tax Expense	20.5

Six Months Ended June 30, 2017	$162.7
The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $53 million primarily due to the following:

•	A $46 million decrease in weather-related usage primarily driven by a 30% decrease in heating degree days.

•
An $8 million decrease primarily due to prior year recognition of deferred billing in West Virginia as approved by the WVPSC which is partially offset by increases in rates in Virginia and West Virginia.

These decreases were partially offset by:

•	A $5 million net increase in weather-normalized margin occurring primarily in the residential class.

•
Transmission Revenues increased $24 million primarily due to increases in formula rate, the annual rate true-up, continued investment in transmission assets and the related increases in recoverable operating expenses. This increase is partially offset in Other Operation and Maintenance expenses.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $21 million primarily due to the following:

•	A $12 million increase in recoverable PJM transmission expenses. This increase in expense is offset within Gross Margin above.

•	A $6 million gain on the sale of property in 2016.

•	Depreciation and Amortization expenses increased $9 million primarily due to a higher depreciable base.

•	Income Tax Expense decreased $21 million primarily due to a decrease in pretax book income.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$625.6	$638.8	$1,370.6	$1,414.3
Sales to AEP Affiliates	46.3	32.2	88.7	72.6
Other Revenues	3.4	2.5	8.8	6.6
TOTAL REVENUES	675.3	673.5	1,468.1	1,493.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	152.5	153.3	319.7	304.0
Purchased Electricity for Resale	65.2	63.5	156.0	171.7
Other Operation	137.9	111.2	250.5	231.8
Maintenance	60.8	60.2	132.0	129.5
Depreciation and Amortization	100.7	96.4	201.3	191.9
Taxes Other Than Income Taxes	30.8	30.6	61.0	61.9
TOTAL EXPENSES	547.9	515.2	1,120.5	1,090.8

OPERATING INCOME	127.4	158.3	347.6	402.7

Other Income (Expense):
Interest Income	0.5	0.2	0.8	0.5
Carrying Costs Income	0.3	1.0	0.6	0.2
Allowance for Equity Funds Used During Construction	2.0	2.3	3.5	4.6
Interest Expense	(48.2)	(47.3)	(96.3)	(94.3)

INCOME BEFORE INCOME TAX EXPENSE	82.0	114.5	256.2	313.7

Income Tax Expense	29.9	41.1	93.5	114.0

NET INCOME	$52.1	$73.4	$162.7	$199.7

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$52.1	$73.4	$162.7	$199.7

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2017 and 2016, Respectively	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.2) for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(0.3) and $(0.4) for the Six Months Ended June 30, 2017 and 2016, Respectively	(0.3)	(0.4)	(0.6)	(0.7)

TOTAL OTHER COMPREHENSIVE LOSS	(0.5)	(0.6)	(1.0)	(1.1)

TOTAL COMPREHENSIVE INCOME	$51.6	$72.8	$161.7	$198.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$260.4	$1,828.7	$1,388.7	$(2.8)	$3,475.0

Common Stock Dividends			(150.0)		(150.0)
Net Income			199.7		199.7
Other Comprehensive Loss				(1.1)	(1.1)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$260.4	$1,828.7	$1,438.4	$(3.9)	$3,523.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2016	$260.4	$1,828.7	$1,502.8	$(8.4)	$3,583.5

Common Stock Dividends			(60.0)		(60.0)
Net Income			162.7		162.7
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2017	$260.4	$1,828.7	$1,605.5	$(9.4)	$3,685.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$2.6	$2.7
Restricted Cash for Securitized Funding	15.4	15.8
Advances to Affiliates	23.8	24.1
Accounts Receivable:
Customers	106.9	131.4
Affiliated Companies	61.7	54.4
Accrued Unbilled Revenues	44.2	52.7
Miscellaneous	1.8	0.9
Allowance for Uncollectible Accounts	(2.7)	(3.5)
Total Accounts Receivable	211.9	235.9
Fuel	110.4	112.0
Materials and Supplies	100.3	98.8
Risk Management Assets	41.6	2.6
Accrued Tax Benefits	6.2	4.2
Regulatory Asset for Under-Recovered Fuel Costs	72.4	68.4
Margin Deposits	6.3	17.5
Prepayments and Other Current Assets	12.7	9.7
TOTAL CURRENT ASSETS	603.6	591.7

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,389.0	6,332.8
Transmission	2,873.6	2,796.9
Distribution	3,657.6	3,569.1
Other Property, Plant and Equipment	403.2	373.5
Construction Work in Progress	397.8	390.3
Total Property, Plant and Equipment	13,721.2	13,462.6
Accumulated Depreciation and Amortization	3,762.8	3,636.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,958.4	9,825.8

OTHER NONCURRENT ASSETS
Regulatory Assets	1,106.9	1,121.1
Securitized Assets	293.7	305.3
Deferred Charges and Other Noncurrent Assets	131.3	133.3
TOTAL OTHER NONCURRENT ASSETS	1,531.9	1,559.7

TOTAL ASSETS	$12,093.9	$11,977.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)

	June 30,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$124.7	$79.6
Accounts Payable:
General	212.5	253.7
Affiliated Companies	102.3	82.6
Long-term Debt Due Within One Year - Nonaffiliated	149.0	503.1
Risk Management Liabilities	0.4	0.3
Customer Deposits	83.1	83.1
Accrued Taxes	78.2	107.6
Accrued Interest	41.0	40.6
Other Current Liabilities	107.3	129.5
TOTAL CURRENT LIABILITIES	898.5	1,280.1

NONCURRENT LIABILITIES
Long-term Debt - Nonaffiliated	3,841.5	3,530.8
Long-term Risk Management Liabilities	0.4	0.9
Deferred Income Taxes	2,756.3	2,672.3
Regulatory Liabilities and Deferred Investment Tax Credits	633.2	627.8
Asset Retirement Obligations	107.5	108.8
Employee Benefits and Pension Obligations	92.2	108.5
Deferred Credits and Other Noncurrent Liabilities	79.1	64.5
TOTAL NONCURRENT LIABILITIES	7,510.2	7,113.6

TOTAL LIABILITIES	8,408.7	8,393.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	1,605.5	1,502.8
Accumulated Other Comprehensive Income (Loss)	(9.4)	(8.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,685.2	3,583.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,093.9	$11,977.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$162.7	$199.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	201.3	191.9
Deferred Income Taxes	86.2	68.3
Carrying Costs Income	(0.6)	(0.2)
Allowance for Equity Funds Used During Construction	(3.5)	(4.6)
Mark-to-Market of Risk Management Contracts	(39.4)	24.2
Pension Contributions to Qualified Plan Trust	(10.2)	(8.8)
Deferred Fuel Over/Under-Recovery, Net	(4.0)	3.8
Change in Other Noncurrent Assets	16.1	(8.2)
Change in Other Noncurrent Liabilities	13.7	(16.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	24.0	(16.7)
Fuel, Materials and Supplies	0.3	(31.7)
Accounts Payable	18.7	(13.5)
Accrued Taxes, Net	(35.8)	7.8
Other Current Assets	8.5	3.5
Other Current Liabilities	(14.1)	(9.5)
Net Cash Flows from Operating Activities	423.9	389.7

INVESTING ACTIVITIES
Construction Expenditures	(372.2)	(322.3)
Change in Advances to Affiliates, Net	0.3	1.0
Other Investing Activities	10.9	9.5
Net Cash Flows Used for Investing Activities	(361.0)	(311.8)

FINANCING ACTIVITIES
Issuance of Long-term Debt - Nonaffiliated	320.9	249.2
Change in Advances from Affiliates, Net	45.1	(35.1)
Retirement of Long-term Debt - Nonaffiliated	(365.9)	(136.5)
Principal Payments for Capital Lease Obligations	(3.5)	(3.1)
Dividends Paid on Common Stock	(60.0)	(150.0)
Other Financing Activities	0.4	0.2
Net Cash Flows Used for Financing Activities	(63.0)	(75.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.1)	2.6
Cash and Cash Equivalents at Beginning of Period	2.7	2.8
Cash and Cash Equivalents at End of Period	$2.6	$5.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$92.4	$90.9
Net Cash Paid for Income Taxes	32.0	28.3
Noncash Acquisitions Under Capital Leases	1.7	0.8
Construction Expenditures Included in Current Liabilities as of June 30,	99.1	69.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,119	1,163	2,611	2,725
Commercial	1,170	1,193	2,327	2,375
Industrial	1,919	1,992	3,815	3,880
Miscellaneous	14	15	34	35
Total Retail	4,222	4,363	8,787	9,015

Wholesale	2,806	2,495	5,760	4,425

Total KWhs	7,028	6,858	14,547	13,440

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in degree days)
Actual - Heating (a)	168	279	1,816	2,196
Normal - Heating (b)	234	231	2,419	2,439

Actual - Cooling (c)	260	270	260	270
Normal - Cooling (b)	259	262	261	264

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Net Income
(in millions)

Second Quarter of 2016	$51.3

Changes in Gross Margin:
Retail Margins	(21.7)
Off-system Sales	0.6
Transmission Revenues	(11.5)
Other Revenues	(1.2)
Total Change in Gross Margin	(33.8)

Changes in Expenses and Other:
Other Operation and Maintenance	(27.1)
Depreciation and Amortization	(2.8)
Taxes Other Than Income Taxes	4.1
Other Income	(1.6)
Interest Expense	(0.7)
Total Change in Expenses and Other	(28.1)

Income Tax Expense	21.1

Second Quarter of 2017	$10.5

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $22 million primarily due to the following:

•	A $28 million decrease in FERC wholesale municipal and cooperative revenues due to annual formula rate adjustment.

•	A $5 million decrease in weather-normalized margins.

•	A $3 million decrease in weather-related usage primarily due to a 40% decrease in heating degree days.
These decreases were partially offset by:

•	A $16 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	Transmission Revenues decreased $12 million primarily due to an annual formula rate true-up and reduced PJM Network Integration Transmission Service revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $27 million primarily due to the following:

•	A $21 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase in expense is offset within Retail Margins above.

•
A $4 million increase in expense of nonutility operation primarily due to an increase in expenses for River Transportation Division. The increase in River Transportation Division expenses was offset by a corresponding increase in Retail Margins.

•	A $2 million increase in distribution expenses primarily due to vegetation management.

•	A $2 million increase in steam generation expense primarily due to various maintenance projects performed at Rockport Unit 1.
These increases were partially offset by:

•	A $2 million decrease due to a reduction in an environmental accrual.

•	A $2 million decrease in nuclear expenses primarily due to a decrease in refueling outage expenses not deferred, partially offset by an increase in refueling outage amortization.

•	Depreciation and Amortization expenses increased $3 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes decreased $4 million primarily due to property taxes.

•	Income Tax Expense decreased $21 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Net Income
(in millions)

Six Months Ended June 30, 2016	$126.0

Changes in Gross Margin:
Retail Margins	(6.8)
Off-system Sales	0.5
Transmission Revenues	(16.8)
Other Revenues	(0.6)
Total Change in Gross Margin	(23.7)

Changes in Expenses and Other:
Other Operation and Maintenance	(31.9)
Depreciation and Amortization	(5.7)
Taxes Other Than Income Taxes	4.6
Other Income	(0.5)
Interest Expense	(5.9)
Total Change in Expenses and Other	(39.4)

Income Tax Expense	16.0

Six Months Ended June 30, 2017	$78.9

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $7 million primarily due to the following:

•	A $28 million decrease in FERC wholesale municipal and cooperative revenues due to annual formula rate adjustment.

•	An $11 million decrease in weather-related usage primarily due to a 17% decrease in heating degree days.

•	A $5 million decrease in weather-normalized margins.
These decreases were partially offset by:

•	A $34 million increase from rate proceedings in the Indiana service territory. The increase in retail margins relating to riders has corresponding increases in other items below.

•	Transmission Revenues decreased $17 million primarily due to an annual formula rate true-up and reduced PJM Network Integration Transmission Service revenues.

Expenses and Other changed between years as follows:

•	Other Operation and Maintenance expenses increased $32 million primarily due to the following:

•	A $29 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase in expense is offset within Retail Margins above.

•	A $6 million increase in distribution expenses primarily due to vegetation management.

•	A $3 million increase in nuclear expenses primarily due to an increase in refueling outage amortization, partially offset by a decrease in refueling outage expenses not deferred.

•	A $2 million increase in steam generation expense primarily due to various maintenance projects performed at Rockport Unit 1.

•
A $1 million increase in expense of nonutility operation primarily due to an increase in expenses for River Transportation Division. The increase in River Transportation Division expenses was offset by a corresponding increase in Retail Margins.

These increases were partially offset by:

•	An $8 million decrease in employee-related expenses.

•	Depreciation and Amortization expenses increased $6 million primarily due to higher depreciable base.

•	Taxes Other Than Income Taxes decreased $5 million primarily due to property taxes.

•	Interest Expense increased $6 million primarily due to higher long-term debt balances.

•	Income Tax Expense decreased $16 million primarily due to a decrease in pretax book income, partially offset by the recording of favorable federal income tax adjustments in 2016.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$451.9	$495.7	$990.4	$996.1
Other Revenues – Affiliated	12.4	22.4	31.1	49.2
Other Revenues – Nonaffiliated	3.0	4.3	6.3	9.8
TOTAL REVENUES	467.3	522.4	1,027.8	1,055.1

EXPENSES
Fuel and Other Consumables Used for Electric Generation	71.1	76.3	161.8	145.5
Purchased Electricity for Resale	31.0	41.0	68.3	90.6
Purchased Electricity from AEP Affiliates	49.9	56.0	103.8	101.4
Other Operation	158.1	133.7	293.7	275.0
Maintenance	50.7	48.0	102.1	88.9
Depreciation and Amortization	49.8	47.0	99.8	94.1
Taxes Other Than Income Taxes	21.5	25.6	44.4	49.0
TOTAL EXPENSES	432.1	427.6	873.9	844.5

OPERATING INCOME	35.2	94.8	153.9	210.6

Other Income (Expense):
Interest Income	4.6	4.2	9.1	7.4
Allowance for Equity Funds Used During Construction	2.5	4.5	4.6	6.8
Interest Expense	(27.8)	(27.1)	(55.5)	(49.6)

INCOME BEFORE INCOME TAX EXPENSE	14.5	76.4	112.1	175.2

Income Tax Expense	4.0	25.1	33.2	49.2

NET INCOME	$10.5	$51.3	$78.9	$126.0

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$10.5	$51.3	$78.9	$126.0

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.2 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $0.4 and $0.4 for the Six Months Ended June 30, 2017 and 2016, Respectively	0.4	0.3	0.7	0.7

TOTAL COMPREHENSIVE INCOME	$10.9	$51.6	$79.6	$126.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$56.6	$980.9	$1,015.6	$(16.7)	$2,036.4

Common Stock Dividends			(62.5)		(62.5)
Net Income			126.0		126.0
Other Comprehensive Income				0.7	0.7
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$56.6	$980.9	$1,079.1	$(16.0)	$2,100.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2016	$56.6	$980.9	$1,130.5	$(16.2)	$2,151.8

Common Stock Dividends			(62.5)		(62.5)
Net Income			78.9		78.9
Other Comprehensive Income				0.7	0.7
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2017	$56.6	$980.9	$1,146.9	$(15.5)	$2,168.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$1.1	$1.2
Advances to Affiliates	12.6	12.5
Accounts Receivable:
Customers	22.4	60.2
Affiliated Companies	56.9	51.0
Accrued Unbilled Revenues	—	1.5
Miscellaneous	0.7	0.7
Allowance for Uncollectible Accounts	(0.1)	—
Total Accounts Receivable	79.9	113.4
Fuel	41.5	32.3
Materials and Supplies	157.8	150.8
Risk Management Assets	15.8	3.5
Accrued Tax Benefits	19.4	37.7
Regulatory Asset for Under-Recovered Fuel Costs	10.9	26.1
Accrued Reimbursement of Spent Nuclear Fuel Costs	14.8	22.1
Prepayments and Other Current Assets	19.0	19.9
TOTAL CURRENT ASSETS	372.8	419.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,227.8	4,056.1
Transmission	1,487.3	1,472.8
Distribution	1,965.6	1,899.3
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	571.6	550.2
Construction Work in Progress	592.4	654.2
Total Property, Plant and Equipment	8,844.7	8,632.6
Accumulated Depreciation, Depletion and Amortization	3,014.1	3,005.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,830.6	5,627.5

OTHER NONCURRENT ASSETS
Regulatory Assets	901.6	916.6
Spent Nuclear Fuel and Decommissioning Trusts	2,382.0	2,256.2
Deferred Charges and Other Noncurrent Assets	104.0	121.5
TOTAL OTHER NONCURRENT ASSETS	3,387.6	3,294.3

TOTAL ASSETS	$9,591.0	$9,341.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$43.4	$215.2
Accounts Payable:
General	173.6	179.0
Affiliated Companies	107.2	75.6
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2017 and December 31, 2016 Amounts Include $101.4 and $130.9, Respectively, Related to DCC Fuel)	479.8	209.3
Risk Management Liabilities	0.9	0.3
Customer Deposits	36.6	34.3
Accrued Taxes	71.9	77.2
Accrued Interest	31.8	31.7
Obligations Under Capital Leases	8.3	9.4
Other Current Liabilities	99.7	123.4
TOTAL CURRENT LIABILITIES	1,053.2	955.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,211.6	2,262.1
Long-term Risk Management Liabilities	0.2	0.8
Deferred Income Taxes	1,610.2	1,527.4
Regulatory Liabilities and Deferred Investment Tax Credits	1,144.4	1,065.5
Asset Retirement Obligations	1,293.3	1,257.9
Deferred Credits and Other Noncurrent Liabilities	109.2	120.4
TOTAL NONCURRENT LIABILITIES	6,368.9	6,234.1

TOTAL LIABILITIES	7,422.1	7,189.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,146.9	1,130.5
Accumulated Other Comprehensive Income (Loss)	(15.5)	(16.2)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,168.9	2,151.8

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,591.0	$9,341.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$78.9	$126.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	99.8	94.1
Deferred Income Taxes	74.4	86.8
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	31.6	(20.6)
Allowance for Equity Funds Used During Construction	(4.6)	(6.8)
Mark-to-Market of Risk Management Contracts	(12.3)	3.1
Amortization of Nuclear Fuel	71.6	73.2
Pension Contribution to Qualified Plan Trust	(13.0)	(12.7)
Deferred Fuel Over/Under-Recovery, Net	25.3	4.9
Change in Other Noncurrent Assets	(26.4)	(1.9)
Change in Other Noncurrent Liabilities	34.8	17.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	33.5	(6.0)
Fuel, Materials and Supplies	(15.2)	(19.3)
Accounts Payable	9.0	(26.8)
Accrued Taxes, Net	13.0	(9.2)
Other Current Assets	15.9	8.0
Other Current Liabilities	(27.1)	(19.7)
Net Cash Flows from Operating Activities	389.2	291.0

INVESTING ACTIVITIES
Construction Expenditures	(304.4)	(258.9)
Change in Advances to Affiliates, Net	(0.1)	(0.7)
Purchases of Investment Securities	(1,317.2)	(1,796.4)
Sales of Investment Securities	1,289.1	1,777.0
Acquisitions of Nuclear Fuel	(38.9)	(79.2)
Other Investing Activities	3.4	4.0
Net Cash Flows Used for Investing Activities	(368.1)	(354.2)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	411.5	482.7
Change in Advances from Affiliates, Net	(171.8)	(282.9)
Retirement of Long-term Debt – Nonaffiliated	(193.3)	(53.5)
Principal Payments for Capital Lease Obligations	(5.9)	(19.8)
Dividends Paid on Common Stock	(62.5)	(62.5)
Other Financing Activities	0.8	0.6
Net Cash Flows from (Used for) Financing Activities	(21.2)	64.6

Net Increase (Decrease) in Cash and Cash Equivalents	(0.1)	1.4
Cash and Cash Equivalents at Beginning of Period	1.2	1.1
Cash and Cash Equivalents at End of Period	$1.1	$2.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$49.2	$40.3
Net Cash Paid (Received) for Income Taxes	(56.9)	(23.6)
Noncash Acquisitions Under Capital Leases	2.6	16.5
Construction Expenditures Included in Current Liabilities as of June 30,	96.0	89.8
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	26.0	41.5
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	2.5	0.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	2,861	2,986	6,554	6,829
Commercial	3,555	3,633	6,983	7,044
Industrial	3,690	3,566	7,259	7,061
Miscellaneous	27	29	59	62
Total Retail (a)	10,133	10,214	20,855	20,996

Wholesale (b)	490	412	1,164	735

Total KWhs	10,623	10,626	22,019	21,731

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in degree days)
Actual - Heating (a)	97	238	1,500	1,929
Normal - Heating (b)	186	184	2,085	2,103

Actual - Cooling (c)	312	308	315	309
Normal - Cooling (b)	287	289	290	292

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Net Income
(in millions)

Second Quarter of 2016	$74.6

Changes in Gross Margin:
Retail Margins	(57.7)
Off-system Sales	(8.0)
Transmission Revenues	(1.3)
Other Revenues	1.7
Total Change in Gross Margin	(65.3)

Changes in Expenses and Other:
Other Operation and Maintenance	41.8
Depreciation and Amortization	7.2
Taxes Other Than Income Taxes	(2.7)
Carrying Costs Income	(0.6)
Allowance for Equity Funds Used During Construction	(0.9)
Interest Expense	3.0
Total Change in Expenses and Other	47.8

Income Tax Expense	5.2

Second Quarter of 2017	$62.3

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $58 million primarily due to the following:

•
A $42 million decrease in revenues associated with the Universal Service Fund (USF) surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•	A $21 million decrease due to a prior year reversal of a regulatory provision resulting from a favorable court decision.

•	A $5 million decrease in revenues associated with smart grid riders. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•
A $3 million decrease in revenues associated with the Energy Efficiency/Peak Demand Reduction (EE/PDR) rider. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

These decreases were partially offset by:

•
An $18 million favorable impact due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $3 million net increase in Phase-In Recovery Rider (PIRR) revenue less associated amortizations.

•	Margins from Off-system Sales decreased $8 million primarily due to the following:

•	An $18 million decrease due to current year losses from a power contract with OVEC which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.
This decrease was partially offset by:

•	A $10 million increase primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $42 million primarily due to the following:

•
A $42 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in recoverable smart grid rider expenses. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $4 million decrease in recoverable PJM expenses.

•	A $3 million decrease in EE/PDR rider costs and associated deferrals. This decrease was offset by a corresponding decrease in Retail Margins above.
These decreases were partially offset by:

•	An $11 million increase in PJM expenses related to the annual formula rate true-up that will be recovered in future periods.

•	Depreciation and Amortization expenses decreased $7 million primarily due to the following:

•	A $3 million decrease due to recoveries of transmission cost rider carrying costs. This decrease was partially offset in Retail Margins above.

•	A $3 million decrease in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015.

•	A $3 million decrease in Distribution Investment Rider (DIR) recoveries.
These decreases were partially offset by:

•	A $2 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $3 million primarily due to additional investments in transmission and distribution assets and higher tax rates.

•	Interest Expense decreased $3 million primarily due to the maturity of a senior unsecured note in June 2016.

•	Income Tax Expense decreased $5 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Net Income
(in millions)

Six Months Ended June 30, 2016	$144.8

Changes in Gross Margin:
Retail Margins	(79.7)
Off-system Sales	(15.9)
Transmission Revenues	(1.1)
Other Revenues	1.8
Total Change in Gross Margin	(94.9)

Changes in Expenses and Other:
Other Operation and Maintenance	85.0
Depreciation and Amortization	11.2
Taxes Other Than Income Taxes	(3.6)
Interest Income	1.0
Carrying Costs Income	(0.6)
Allowance for Equity Funds Used During Construction	(0.2)
Interest Expense	9.4
Total Change in Expenses and Other	102.2

Income Tax Expense	(3.6)

Six Months Ended June 30, 2017	$148.5

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $80 million primarily due to the following:

•	An $88 million decrease in revenues associated with the USF surcharge rate decrease. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•	A $21 million decrease due to a prior year reversal of a regulatory provision resulting from a favorable court decision.

•	An $8 million decrease in usage mainly in the residential class.

•	A $5 million decrease in revenues associated with smart grid riders. This decrease was offset by a corresponding decrease in Other Operation and Maintenance expenses below.

•	A $3 million decrease in revenues associated with transmission cost recovery riders. This decrease was offset in Depreciation and Amortization below.

•	A $2 million net decrease in RSR revenue less associated amortizations.
These decreases were partially offset by:

•
A $34 million favorable impact due to the recovery of losses from a power contract with OVEC. The PUCO approved a PPA rider beginning in January 2017 to recover any net margin related to the deferral of OVEC losses starting in June 2016. This increase was offset by a corresponding decrease in Margins from Off-System Sales below.

•	A $15 million net increase in PIRR revenue less associated amortizations.

•	A $7 million increase in revenues associated with the DIR.

•	Margins from Off-system Sales decreased $16 million primarily due to the following:

•	A $34 million decrease due to current year losses from a power contract with OVEC which is deferred in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.
This decrease was partially offset by:

•	An $18 million increase primarily due to the impact of prior year losses from a power contract with OVEC which was not included in the OVEC PPA rider.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $85 million primarily due to the following:

•
An $88 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in recoverable smart grid rider expenses. This decrease was offset by a corresponding decrease in Retail Margins above.

•	A $5 million decrease in employee-related expenses.

•	A $3 million decrease in recoverable PJM expenses.
These decreases were partially offset by:

•	A $10 million increase in PJM expenses related to the annual formula rate true-up that will be recovered in future periods.

•	A $3 million increase in EE/PDR rider costs and associated deferrals. This increase was offset by a corresponding increase in Retail Margins above.

•	Depreciation and Amortization expenses decreased $11 million primarily due to the following:

•	A $7 million decrease due to recoveries of transmission cost rider carrying costs. This decrease was partially offset in Retail Margins above.

•	A $7 million decrease in amortization expenses for the collection of carrying costs on deferred capacity charges beginning June 2015.
These decreases were partially offset by:

•	A $3 million increase in depreciation expense primarily due to an increase in depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $4 million primarily due to additional investments in transmission and distribution assets and higher tax rates.

•	Interest Expense decreased $9 million primarily due to the maturity of a senior unsecured note in June 2016.

•
Income Tax Expense increased $4 million primarily due to an increase in pretax book income and other book/tax differences which are accounted for on a flow-through basis. These differences are partially offset by the recording of unfavorable federal income tax adjustments in 2016.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Electricity, Transmission and Distribution	$653.4	$728.1	$1,391.8	$1,484.8
Sales to AEP Affiliates	9.1	1.4	14.8	6.2
Other Revenues	1.4	1.3	3.4	3.4
TOTAL REVENUES	663.9	730.8	1,410.0	1,494.4

EXPENSES
Purchased Electricity for Resale	156.4	147.8	344.7	312.7
Purchased Electricity from AEP Affiliates	24.7	36.4	56.7	85.5
Amortization of Generation Deferrals	53.3	51.8	114.2	106.9
Other Operation	130.6	173.8	251.8	341.7
Maintenance	33.3	31.9	70.5	65.6
Depreciation and Amortization	51.1	58.3	108.4	119.6
Taxes Other Than Income Taxes	94.9	92.2	193.4	189.8
TOTAL EXPENSES	544.3	592.2	1,139.7	1,221.8

OPERATING INCOME	119.6	138.6	270.3	272.6

Other Income (Expense):
Interest Income	0.8	0.8	3.3	2.3
Carrying Costs Income	0.6	1.2	2.5	3.1
Allowance for Equity Funds Used During Construction	0.8	1.7	3.2	3.4
Interest Expense	(26.1)	(29.1)	(51.1)	(60.5)

INCOME BEFORE INCOME TAX EXPENSE	95.7	113.2	228.2	220.9

Income Tax Expense	33.4	38.6	79.7	76.1

NET INCOME	$62.3	$74.6	$148.5	$144.8

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$62.3	$74.6	$148.5	$144.8

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.2) and $(0.2) for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(0.3) and $(0.4) for the Six Months Ended June 30, 2017 and 2016, Respectively	(0.3)	(0.4)	(0.5)	(0.8)

TOTAL COMPREHENSIVE INCOME	$62.0	$74.2	$148.0	$144.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$321.2	$838.8	$822.3	$4.3	$1,986.6

Common Stock Dividends			(150.0)		(150.0)
Net Income			144.8		144.8
Other Comprehensive Loss				(0.8)	(0.8)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$321.2	$838.8	$817.1	$3.5	$1,980.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2016	$321.2	$838.8	$954.5	$3.0	$2,117.5

Common Stock Dividends			(130.0)		(130.0)
Net Income			148.5		148.5
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2017	$321.2	$838.8	$973.0	$2.5	$2,135.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$2.2	$3.1
Restricted Cash for Securitized Funding	27.3	27.2
Advances to Affiliates	—	24.2
Accounts Receivable:
Customers	55.4	51.1
Affiliated Companies	61.2	66.3
Accrued Unbilled Revenues	5.2	21.0
Miscellaneous	1.3	0.9
Allowance for Uncollectible Accounts	(2.5)	(0.4)
Total Accounts Receivable	120.6	138.9
Materials and Supplies	43.2	45.9
Emission Allowances	21.9	20.4
Risk Management Assets	—	0.2
Accrued Tax Benefits	47.9	0.1
Prepayments and Other Current Assets	20.6	10.9
TOTAL CURRENT ASSETS	283.7	270.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,337.7	2,319.2
Distribution	4,536.2	4,457.2
Other Property, Plant and Equipment	482.2	443.7
Construction Work in Progress	285.1	221.5
Total Property, Plant and Equipment	7,641.2	7,441.6
Accumulated Depreciation and Amortization	2,164.3	2,116.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,476.9	5,325.6

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	32.3	32.3
Regulatory Assets	1,058.0	1,107.5
Securitized Assets	49.6	62.1
Deferred Charges and Other Noncurrent Assets	191.4	295.5
TOTAL OTHER NONCURRENT ASSETS	1,331.3	1,497.4

TOTAL ASSETS	$7,091.9	$7,093.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2017 and December 31, 2016
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$190.5	$—
Accounts Payable:
General	150.1	175.4
Affiliated Companies	120.4	95.6
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2017 and December 31, 2016 Amounts Include $46.7 and $46.3, Respectively, Related to Ohio Phase-in-Recovery Funding)	396.8	46.4
Risk Management Liabilities	7.1	5.9
Customer Deposits	67.1	71.0
Accrued Taxes	315.6	520.3
Accrued Interest	31.1	31.2
Other Current Liabilities	185.1	236.0
TOTAL CURRENT LIABILITIES	1,463.8	1,181.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (June 30, 2017 and December 31, 2016 Amounts Include $71.5 and $93.9, Respectively, Related to Ohio Phase-in-Recovery Funding)	1,345.7	1,717.5
Long-term Risk Management Liabilities	123.5	113.1
Deferred Income Taxes	1,438.7	1,346.1
Regulatory Liabilities and Deferred Investment Tax Credits	521.2	506.2
Employee Benefits and Pension Obligations	19.5	27.8
Deferred Credits and Other Noncurrent Liabilities	44.0	83.9
TOTAL NONCURRENT LIABILITIES	3,492.6	3,794.6

TOTAL LIABILITIES	4,956.4	4,976.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	973.0	954.5
Accumulated Other Comprehensive Income (Loss)	2.5	3.0
TOTAL COMMON SHAREHOLDER’S EQUITY	2,135.5	2,117.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,091.9	$7,093.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$148.5	$144.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	108.4	119.6
Amortization of Generation Deferrals	114.2	106.9
Deferred Income Taxes	94.5	20.6
Carrying Costs Income	(2.5)	(3.1)
Allowance for Equity Funds Used During Construction	(3.2)	(3.4)
Mark-to-Market of Risk Management Contracts	11.8	30.2
Pension Contributions to Qualified Plan Trust	(8.2)	(7.1)
Property Taxes	117.2	113.2
Provision for Refund – Global Settlement, Net	(88.1)	—
Change in Other Noncurrent Assets	(93.1)	(36.2)
Change in Other Noncurrent Liabilities	41.8	8.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	18.3	8.6
Materials and Supplies	(7.4)	(3.0)
Accounts Payable	(6.8)	(4.8)
Accrued Taxes, Net	(252.5)	(226.8)
Other Current Assets	(9.6)	(3.4)
Other Current Liabilities	(25.3)	(58.9)
Net Cash Flows from Operating Activities	158.0	205.8

INVESTING ACTIVITIES
Construction Expenditures	(224.5)	(193.2)
Change in Restricted Cash for Securitized Funding	(0.1)	0.5
Change in Advances to Affiliates, Net	24.2	331.1
Other Investing Activities	4.9	6.2
Net Cash Flows from (Used for) Investing Activities	(195.5)	144.6

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	190.5	177.1
Retirement of Long-term Debt – Nonaffiliated	(22.5)	(372.8)
Principal Payments for Capital Lease Obligations	(2.0)	(2.0)
Dividends Paid on Common Stock	(130.0)	(150.0)
Other Financing Activities	0.6	0.5
Net Cash Flows from (Used for) Financing Activities	36.6	(347.2)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.9)	3.2
Cash and Cash Equivalents at Beginning of Period	3.1	3.1
Cash and Cash Equivalents at End of Period	$2.2	$6.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$50.0	$60.0
Net Cash Paid for Income Taxes	76.8	132.3
Noncash Acquisitions Under Capital Leases	1.9	1.7
Construction Expenditures Included in Current Liabilities as of June 30,	50.3	23.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,358	1,375	2,670	2,741
Commercial	1,308	1,317	2,438	2,472
Industrial	1,471	1,398	2,777	2,668
Miscellaneous	316	316	589	586
Total Retail	4,453	4,406	8,474	8,467

Wholesale	146	46	227	113

Total KWhs	4,599	4,452	8,701	8,580

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in degree days)
Actual - Heating (a)	12	4	682	782
Normal - Heating (b)	41	41	1,103	1,104

Actual - Cooling (c)	629	694	688	712
Normal - Cooling (b)	655	651	669	665

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Net Income
(in millions)

Second Quarter of 2016	$28.9

Changes in Gross Margin:
Retail Margins (a)	(4.7)
Transmission Revenues	0.5
Other Revenues	(0.9)
Total Change in Gross Margin	(5.1)

Changes in Expenses and Other:
Other Operation and Maintenance	(12.0)
Depreciation and Amortization	4.8
Taxes Other Than Income Taxes	(0.6)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	(1.5)
Interest Expense	1.9
Total Change in Expenses and Other	(7.5)

Income Tax Expense	4.1

Second Quarter of 2017	$20.4

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $5 million primarily due to a decrease in weather-related usage resulting from a 9% decrease in cooling degree days.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $12 million primarily due to the following:

•	A $6 million increase in transmission expenses primarily due to increased SPP transmission services.

•
A $5 million increase in distribution expenses primarily related to vegetation management.  The increase in vegetation management expenses is partially offset by a corresponding increase in Retail Margins as vegetation management expenses recovered in the prior year under the System Reliability Rider are now recovered as a component of base rates in the current year.

•	Depreciation and Amortization expenses decreased $5 million primarily due the following:

•	A $9 million decrease primarily related to prior year higher estimated depreciation expense associated with interim rates.
This decrease was partially offset by:

•	A $5 million increase related to new depreciation rates implemented in 2017 and a higher depreciable base.

•	Income Tax Expense decreased $4 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Net Income
(in millions)

Six Months Ended June 30, 2016	$44.6

Changes in Gross Margin:
Retail Margins (a)	(1.9)
Off-system Sales	(0.2)
Transmission Revenues	0.6
Other Revenues	(2.6)
Total Change in Gross Margin	(4.1)

Changes in Expenses and Other:
Other Operation and Maintenance	(28.9)
Depreciation and Amortization	6.6
Taxes Other Than Income Taxes	(1.5)
Interest Income	(0.2)
Allowance for Equity Funds Used During Construction	(3.4)
Interest Expense	2.7
Total Change in Expenses and Other	(24.7)

Income Tax Expense	9.4

Six Months Ended June 30, 2017	$25.2

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $2 million primarily due to the following:

•	A $6 million decrease due to weather-normalized margins.

•	A $4 million decrease in weather-related usage primarily due to a 13% decrease in heating degree days and a 3% decrease in cooling degree days.
These decreases were partially offset by:

•	An $8 million increase due to revenue increases from rate riders. This increase in retail margins has corresponding increases to riders recognized in other expense items below.

•
Other Revenues decreased $3 million primarily due to the elimination of connection charges for certain customers with advanced metering, effective with the implementation of new base rates in January 2017.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $29 million primarily due to the following:

•
A $15 million increase in vegetation management expenses.  The increase in vegetation management expenses is partially offset by a corresponding increase in Retail Margins as vegetation management expenses recovered in the prior year under the System Reliability Rider are now recovered as a component of base rates in the current year.

•	A $13 million increase in transmission expenses primarily due to increased SPP transmission services.

•	Depreciation and Amortization expenses decreased $7 million primarily due the following:

•	A $15 million decrease primarily related to prior year higher estimated depreciation expense associated with interim rates.
This decrease was partially offset by:

•	A $9 million increase related to new depreciation rates implemented in 2017 and a higher depreciable base.

•	Allowance for Equity Funds Used During Construction decreased $3 million primarily due to the completion of environmental projects.

•
Interest Expense decreased $3 million primarily due to the deferral of the debt component of carrying charges on environmental control costs for projects at Northeastern Plant, Unit 3 and the Comanche Plant.

•	Income Tax Expense decreased $9 million primarily due to a decrease in pretax book income partially offset by the recording of favorable state income tax adjustments in 2016.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$342.6	$298.6	$644.5	$570.4
Sales to AEP Affiliates	1.0	0.9	2.1	1.9
Other Revenues	1.1	0.7	2.2	2.2
TOTAL REVENUES	344.7	300.2	648.8	574.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	25.6	11.1	37.9	26.6
Purchased Electricity for Resale	126.7	91.2	252.0	184.5
Purchased Electricity from AEP Affiliates	—	0.4	—	0.4
Other Operation	75.3	67.9	142.7	130.8
Maintenance	28.8	24.2	63.0	46.0
Depreciation and Amortization	32.6	37.4	66.1	72.7
Taxes Other Than Income Taxes	9.6	9.0	20.2	18.7
TOTAL EXPENSES	298.6	241.2	581.9	479.7

OPERATING INCOME	46.1	59.0	66.9	94.8

Other Income (Expense):
Interest Income	—	0.1	0.1	0.3
Allowance for Equity Funds Used During Construction	—	1.5	0.4	3.8
Interest Expense	(13.4)	(15.3)	(27.0)	(29.7)

INCOME BEFORE INCOME TAX EXPENSE	32.7	45.3	40.4	69.2

Income Tax Expense	12.3	16.4	15.2	24.6

NET INCOME	$20.4	$28.9	$25.2	$44.6

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$20.4	$28.9	$25.2	$44.6

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2017 and 2016, Respectively	(0.2)	(0.2)	(0.4)	(0.4)

TOTAL COMPREHENSIVE INCOME	$20.2	$28.7	$24.8	$44.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2015	$157.2	$364.0	$594.5	$4.2	$1,119.9

Net Income			44.6		44.6
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2016	$157.2	$364.0	$639.1	$3.8	$1,164.1

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2016	$157.2	$364.0	$689.5	$3.4	$1,214.1

Common Stock Dividends			(35.0)		(35.0)
Net Income			25.2		25.2
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY - JUNE 30, 2017	$157.2	$364.0	$679.7	$3.0	$1,203.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$1.4	$1.5
Accounts Receivable:
Customers	23.7	27.5
Affiliated Companies	27.4	26.8
Miscellaneous	2.0	4.4
Allowance for Uncollectible Accounts	(0.2)	(0.2)
Total Accounts Receivable	52.9	58.5
Fuel	15.5	22.9
Materials and Supplies	43.8	44.6
Risk Management Assets	9.5	0.8
Accrued Tax Benefits	22.8	27.3
Regulatory Asset for Under-Recovered Fuel Costs	63.4	33.8
Prepayments and Other Current Assets	7.6	6.0
TOTAL CURRENT ASSETS	216.9	195.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,572.2	1,559.3
Transmission	846.0	832.8
Distribution	2,390.2	2,322.4
Other Property, Plant and Equipment	283.9	233.2
Construction Work in Progress	111.2	148.2
Total Property, Plant and Equipment	5,203.5	5,095.9
Accumulated Depreciation and Amortization	1,362.9	1,272.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,840.6	3,823.2

OTHER NONCURRENT ASSETS
Regulatory Assets	391.7	340.2
Employee Benefits and Pension Assets	15.9	10.4
Deferred Charges and Other Noncurrent Assets	28.5	10.0
TOTAL OTHER NONCURRENT ASSETS	436.1	360.6

TOTAL ASSETS	$4,493.6	$4,379.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)

	June 30,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$141.4	$52.0
Accounts Payable:
General	104.2	116.3
Affiliated Companies	73.8	56.2
Long-term Debt Due Within One Year – Nonaffiliated	0.5	0.5
Customer Deposits	52.5	49.7
Accrued Taxes	40.5	21.0
Accrued Interest	13.4	13.9
Provision for Refund	22.8	46.1
Other Current Liabilities	41.8	47.8
TOTAL CURRENT LIABILITIES	490.9	403.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,285.8	1,285.5
Deferred Income Taxes	1,112.5	1,058.8
Regulatory Liabilities and Deferred Investment Tax Credits	325.5	339.7
Asset Retirement Obligations	53.9	52.8
Deferred Credits and Other Noncurrent Liabilities	21.1	24.8
TOTAL NONCURRENT LIABILITIES	2,798.8	2,761.6

TOTAL LIABILITIES	3,289.7	3,165.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	679.7	689.5
Accumulated Other Comprehensive Income (Loss)	3.0	3.4
TOTAL COMMON SHAREHOLDER’S EQUITY	1,203.9	1,214.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,493.6	$4,379.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$25.2	$44.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	66.1	72.7
Deferred Income Taxes	53.7	62.6
Allowance for Equity Funds Used During Construction	(0.4)	(3.8)
Mark-to-Market of Risk Management Contracts	(8.7)	(0.7)
Pension Contributions to Qualified Plan Trust	(5.3)	(5.6)
Property Taxes	(18.9)	(16.0)
Deferred Fuel Over/Under-Recovery, Net	(29.6)	(33.5)
Provision for Refund, Net	(23.3)	11.8
Change in Other Noncurrent Assets	(18.6)	(14.2)
Change in Other Noncurrent Liabilities	(0.7)	(15.2)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	5.6	(3.8)
Fuel, Materials and Supplies	8.2	(5.6)
Accounts Payable	9.0	27.0
Accrued Taxes, Net	24.0	21.6
Other Current Assets	(1.2)	(1.1)
Other Current Liabilities	(2.7)	4.6
Net Cash Flows from Operating Activities	82.4	145.4

INVESTING ACTIVITIES
Construction Expenditures	(136.2)	(194.0)
Change in Advances to Affiliates, Net	—	47.1
Other Investing Activities	1.3	5.1
Net Cash Flows Used for Investing Activities	(134.9)	(141.8)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	89.4	—
Retirement of Long-term Debt – Nonaffiliated	(0.2)	(0.2)
Principal Payments for Capital Lease Obligations	(2.0)	(1.8)
Dividends Paid on Common Stock	(35.0)	—
Other Financing Activities	0.2	0.3
Net Cash Flows from (Used for) Financing Activities	52.4	(1.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.1)	1.9
Cash and Cash Equivalents at Beginning of Period	1.5	1.4
Cash and Cash Equivalents at End of Period	$1.4	$3.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$31.7	$30.2
Net Cash Paid (Received) for Income Taxes	(42.9)	(42.0)
Noncash Acquisitions Under Capital Leases	0.9	1.6
Construction Expenditures Included in Current Liabilities as of June 30,	29.2	24.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions of KWhs)
Retail:
Residential	1,350	1,379	2,660	2,774
Commercial	1,484	1,558	2,789	2,859
Industrial	1,334	1,328	2,556	2,576
Miscellaneous	21	21	41	41
Total Retail	4,189	4,286	8,046	8,250

Wholesale	1,742	1,796	4,181	3,730

Total KWhs	5,931	6,082	12,227	11,980

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in degree days)
Actual - Heating (a)	6	10	394	586
Normal - Heating (b)	26	26	746	746

Actual - Cooling (c)	645	732	751	775
Normal - Cooling (b)	737	735	771	767

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2017 Compared to Second Quarter of 2016

Reconciliation of Second Quarter of 2016 to Second Quarter of 2017
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Second Quarter of 2016	$43.2

Changes in Gross Margin:
Retail Margins (a)	(5.4)
Off-system Sales	1.1
Transmission Revenues	(0.2)
Other Revenues	0.6
Total Change in Gross Margin	(3.9)

Changes in Expenses and Other:
Other Operation and Maintenance	(1.5)
Depreciation and Amortization	(2.7)
Taxes Other Than Income Taxes	(2.8)
Interest Income	0.4
Allowance for Equity Funds Used During Construction	(2.0)
Interest Expense	0.6
Total Change in Expenses and Other	(8.0)

Income Tax Expense	0.1
Equity Earnings (Loss) of Unconsolidated Subsidiary	(7.4)
Net Income Attributable to Noncontrolling Interest	0.5

Second Quarter of 2017	$24.5

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $5 million primarily due to the following:

•	An $11 million decrease in FERC wholesale municipal and cooperative revenues primarily due to formula rate adjustments.

•	A $7 million decrease in weather-related usage due to a 12% decrease in cooling degree days.
These decreases were partially offset by:

•	A $12 million increase due to revenue increases from rate riders in Louisiana and Texas.

Expenses and Other and Equity Earnings (Loss) of Unconsolidated Subsidiary changed between years as follows:

•	Depreciation and Amortization expenses increased $3 million primarily due to a higher depreciable base.

•	Taxes Other than Income Taxes increased $3 million primarily due to an increase in property taxes.

•	Equity Earnings (Loss) of Unconsolidated Subsidiary decreased $7 million primarily due to a prior period income tax adjustment for DHLC.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Reconciliation of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Six Months Ended June 30, 2016	$66.6

Changes in Gross Margin:
Retail Margins (a)	(1.4)
Off-system Sales	3.7
Transmission Revenues	2.5
Other Revenues	0.3
Total Change in Gross Margin	5.1

Changes in Expenses and Other:
Other Operation and Maintenance	(3.5)
Depreciation and Amortization	(6.0)
Taxes Other Than Income Taxes	(4.2)
Interest Income	1.3
Allowance For Equity Funds Used During Construction	(8.6)
Interest Expense	(1.4)
Total Change in Expenses and Other	(22.4)

Income Tax Expense	(2.0)
Equity Earnings (Loss) of Unconsolidated Subsidiary	(7.1)
Net Income Attributable to Noncontrolling Interest	0.6

Six Months Ended June 30, 2017	$40.8

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $1 million primarily due to the following:

•	An $11 million decrease in weather-related usage primarily due to a 33% decrease in heating degree days.

•	An $8 million decrease in FERC wholesale municipal and cooperative revenues due to formula rates adjustments.
These decreases were partially offset by:

•	A $21 million increase due to revenue increases from rate riders in Louisiana, Texas and Arkansas.

•	Margins from Off-System Sales increased $4 million primarily due to higher sales prices.

•	Transmission Revenues increased $3 million primarily due to an increase in transmission investments in SPP.

Expenses and Other and Equity Earnings (Loss) of Unconsolidated Subsidiary changed between years as follows:

•	Other Operation and Maintenance expenses increased $4 million primarily due to increased overhead line expenses related to storm restoration.

•	Depreciation and Amortization expenses increased $6 million primarily due to a higher depreciable base.

•	Taxes Other than Income Taxes increased $4 million primarily due to an increase in property taxes.

•	Allowance for Equity Funds Used During Construction decreased $9 million primarily due to the completion of environmental projects.

•	Equity Earnings (Loss) of Unconsolidated Subsidiary decreased $7 million primarily due to a prior period income tax adjustment for DHLC.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Electric Generation, Transmission and Distribution	$416.0	$418.2	$812.3	$793.6
Sales to AEP Affiliates	8.1	8.3	12.7	11.4
Other Revenues	0.6	0.5	1.0	1.0
TOTAL REVENUES	424.7	427.0	826.0	806.0

EXPENSES
Fuel and Other Consumables Used for Electric Generation	111.4	122.6	242.3	244.5
Purchased Electricity for Resale	46.3	33.5	78.7	61.6
Other Operation	73.9	77.0	151.9	154.1
Maintenance	41.7	37.1	73.9	68.2
Depreciation and Amortization	52.1	49.4	102.9	96.9
Taxes Other Than Income Taxes	24.3	21.5	47.6	43.4
TOTAL EXPENSES	349.7	341.1	697.3	668.7

OPERATING INCOME	75.0	85.9	128.7	137.3

Other Income (Expense):
Interest Income	0.4	—	1.3	—
Allowance for Equity Funds Used During Construction	—	2.0	0.8	9.4
Interest Expense	(30.9)	(31.5)	(60.8)	(59.4)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	44.5	56.4	70.0	87.3

Income Tax Expense	13.2	13.3	22.7	20.7
Equity Earnings (Loss) of Unconsolidated Subsidiary	(6.2)	1.2	(4.9)	2.2

NET INCOME	25.1	44.3	42.4	68.8

Net Income Attributable to Noncontrolling Interest	0.6	1.1	1.6	2.2

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$24.5	$43.2	$40.8	$66.6

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$25.1	$44.3	$42.4	$68.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2 and $0.3 for the Three Months Ended June 30, 2017 and 2016, Respectively, and $0.4 and $0.5 for the Six Months Ended June 30, 2017 and 2016, Respectively	0.2	0.4	0.7	0.9
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2017 and 2016, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2017 and 2016, Respectively	(0.1)	(0.2)	(0.3)	(0.4)

TOTAL OTHER COMPREHENSIVE INCOME	0.1	0.2	0.4	0.5

TOTAL COMPREHENSIVE INCOME	25.2	44.5	42.8	69.3

Total Comprehensive Income Attributable to Noncontrolling Interest	0.6	1.1	1.6	2.2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$24.6	$43.4	$41.2	$67.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY - DECEMBER 31, 2015	$135.7	$676.6	$1,366.3	$(9.4)	$0.5	$2,169.7

Common Stock Dividends			(60.0)			(60.0)
Common Stock Dividends – Nonaffiliated					(2.3)	(2.3)
Net Income			66.6		2.2	68.8
Other Comprehensive Income				0.5		0.5
TOTAL EQUITY - JUNE 30, 2016	$135.7	$676.6	$1,372.9	$(8.9)	$0.4	$2,176.7

TOTAL EQUITY - DECEMBER 31, 2016	$135.7	$676.6	$1,411.9	$(9.4)	$0.4	$2,215.2

Common Stock Dividends			(55.0)			(55.0)
Common Stock Dividends – Nonaffiliated					(1.7)	(1.7)
Net Income			40.8		1.6	42.4
Other Comprehensive Income				0.4		0.4
TOTAL EQUITY - JUNE 30, 2017	$135.7	$676.6	$1,397.7	$(9.0)	$0.3	$2,201.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(in millions)
(Unaudited)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents (June 30, 2017 and December 31, 2016 Amounts Include $0 and $8.7, Respectively, Related to Sabine)	$1.7	$10.3
Advances to Affiliates	2.0	169.8
Accounts Receivable:
Customers	20.5	48.5
Affiliated Companies	35.2	29.3
Miscellaneous	17.3	17.5
Allowance for Uncollectible Accounts	(0.9)	(1.2)
Total Accounts Receivable	72.1	94.1
Fuel (June 30, 2017 and December 31, 2016 Amounts Include $44.1 and $34.3, Respectively, Related to Sabine)	103.1	107.1
Materials and Supplies	69.3	68.4
Risk Management Assets	12.5	0.9
Accrued Tax Benefits	40.4	51.5
Regulatory Asset for Under-Recovered Fuel Costs	13.9	8.4
Prepayments and Other Current Assets	26.4	35.5
TOTAL CURRENT ASSETS	341.4	546.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,618.7	4,607.6
Transmission	1,648.5	1,584.2
Distribution	2,061.0	2,020.6
Other Property, Plant and Equipment (June 30, 2017 and December 31, 2016 Amounts Include $268.9 and $267.5, Respectively, Related to Sabine)	699.3	670.4
Construction Work in Progress	116.1	113.8
Total Property, Plant and Equipment	9,143.6	8,996.6
Accumulated Depreciation and Amortization (June 30, 2017 and December 31, 2016 Amounts Include $161.8 and $155.6, Respectively, Related to Sabine)	2,634.4	2,567.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,509.2	6,429.5

OTHER NONCURRENT ASSETS
Regulatory Assets	567.6	551.2
Deferred Charges and Other Noncurrent Assets	128.3	99.9
TOTAL OTHER NONCURRENT ASSETS	695.9	651.1

TOTAL ASSETS	$7,546.5	$7,626.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)

	June 30,	December 31,
	2017	2016
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$58.6	$—
Accounts Payable:
General	126.7	117.5
Affiliated Companies	80.1	68.5
Short-term Debt – Nonaffiliated	8.7	—
Long-term Debt Due Within One Year – Nonaffiliated	385.4	353.7
Risk Management Liabilities	0.5	0.3
Customer Deposits	62.2	62.1
Accrued Taxes	78.6	40.9
Accrued Interest	38.1	45.1
Obligations Under Capital Leases	11.3	11.8
Other Current Liabilities	70.5	83.9
TOTAL CURRENT LIABILITIES	920.7	783.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,057.3	2,325.4
Deferred Income Taxes	1,681.0	1,606.9
Regulatory Liabilities and Deferred Investment Tax Credits	440.5	438.9
Asset Retirement Obligations	154.5	147.1
Employee Benefits and Pension Obligations	19.2	34.1
Obligations Under Capital Leases	62.1	65.5
Deferred Credits and Other Noncurrent Liabilities	9.9	9.7
TOTAL NONCURRENT LIABILITIES	4,424.5	4,627.6

TOTAL LIABILITIES	5,345.2	5,411.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,397.7	1,411.9
Accumulated Other Comprehensive Income (Loss)	(9.0)	(9.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,201.0	2,214.8

Noncontrolling Interest	0.3	0.4

TOTAL EQUITY	2,201.3	2,215.2

TOTAL LIABILITIES AND EQUITY	$7,546.5	$7,626.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$42.4	$68.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	102.9	96.9
Deferred Income Taxes	68.7	96.6
Allowance for Equity Funds Used During Construction	(0.8)	(9.4)
Mark-to-Market of Risk Management Contracts	(11.4)	(3.2)
Pension Contributions to Qualified Plan Trust	(8.9)	(8.3)
Property Taxes	(30.8)	(27.4)
Deferred Fuel Over/Under-Recovery, Net	(3.1)	5.4
Change in Other Noncurrent Assets	(3.3)	11.8
Change in Other Noncurrent Liabilities	(11.1)	(11.0)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	22.0	2.5
Fuel, Materials and Supplies	3.1	16.8
Accounts Payable	13.2	(1.0)
Accrued Taxes, Net	48.8	(7.5)
Other Current Assets	9.3	(2.7)
Other Current Liabilities	(24.1)	(21.2)
Net Cash Flows from Operating Activities	216.9	207.1

INVESTING ACTIVITIES
Construction Expenditures	(164.7)	(220.7)
Change in Advances to Affiliates, Net	167.8	—
Other Investing Activities	3.3	(2.2)
Net Cash Flows from (Used for) Investing Activities	6.4	(222.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	114.7	—
Change in Short-term Debt – Nonaffiliated	8.7	—
Change in Advances from Affiliates, Net	58.6	96.8
Retirement of Long-term Debt – Nonaffiliated	(351.8)	(1.6)
Principal Payments for Capital Lease Obligations	(5.7)	(9.3)
Dividends Paid on Common Stock	(55.0)	(60.0)
Dividends Paid on Common Stock – Nonaffiliated	(1.7)	(2.3)
Other Financing Activities	0.3	1.0
Net Cash Flows from (Used for) Financing Activities	(231.9)	24.6

Net Increase (Decrease) in Cash and Cash Equivalents	(8.6)	8.8
Cash and Cash Equivalents at Beginning of Period	10.3	5.2
Cash and Cash Equivalents at End of Period	$1.7	$14.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$66.8	$57.5
Net Cash Paid (Received) for Income Taxes	(56.5)	(29.4)
Noncash Acquisitions Under Capital Leases	1.8	5.3
Construction Expenditures Included in Current Liabilities as of June 30,	50.6	68.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and six months ended June 30, 2017 is not necessarily indicative of results that may be expected for the year ending December 31, 2017.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2016 financial statements and notes thereto, which are included in the Registrant’s (except AEPTCo) Annual Reports on Form 10-K as filed with the SEC on February 27, 2017. AEPTCo should be read in conjunction with the audited 2016 financial statements and notes thereto, which are included on Form S-4 as filed with the SEC on April 5, 2017.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended June 30,
	2017		2016
	(in millions, except per share data)
		$/share		$/share
Income from Continuing Operations	$376.2		$506.4
Less: Net Income Attributable to Noncontrolling Interests	1.2		1.8
Earnings Attributable to AEP Common Shareholders from Continuing Operations	$375.0		$504.6

Weighted Average Number of Basic Shares Outstanding	491.8	$0.76	491.5	$1.03
Weighted Average Dilutive Effect of Stock-Based Awards	0.8	—	0.1	—
Weighted Average Number of Diluted Shares Outstanding	492.6	$0.76	491.6	$1.03

	Six Months Ended June 30,
	2017		2016
	(in millions, except per share data)
		$/share		$/share
Income from Continuing Operations	$970.4		$1,009.5
Less: Net Income Attributable to Noncontrolling Interests	3.2		3.7
Earnings Attributable to AEP Common Shareholders from Continuing Operations	$967.2		$1,005.8

Weighted Average Number of Basic Shares Outstanding	491.8	$1.97	491.3	$2.05
Weighted Average Dilutive Effect of Stock-Based Awards	0.5	(0.01)	0.2	—
Weighted Average Number of Diluted Shares Outstanding	492.3	$1.96	491.5	$2.05

There were no antidilutive shares outstanding as of June 30, 2017 and 2016.

Nonconsolidated Variable Interest Entity (Applies to AEP and SWEPCo)

SWEPCo recorded prior year income tax adjustments in the current period related to DHLC that impacted Equity Earnings (Loss) of Unconsolidated Subsidiary in the amount of $6.3 million.

Supplementary Cash Flow Information (Applies to AEP)

	Six Months Ended June 30,
Cash Flow Information	2017	2016
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$442.3	$425.4
Income Taxes	(21.2)	26.2
Noncash Investing and Financing Activities:
Acquisitions Under Capital Leases	23.6	52.7
Construction Expenditures Included in Current Liabilities as of June 30,	597.9	554.2
Construction Expenditures Included in Noncurrent Liabilities as of June 30,	71.8	—
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	26.0	41.5
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	2.4	—

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

Management continues to analyze the impact of the new revenue standard and related ASUs. During 2016 and 2017, revenue contract assessments were completed. Material revenue streams were identified within the AEP System and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time. Contracts determined to be satisfied over time generally qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. Based upon the completed assessments, management does not expect a material impact to the timing of revenue recognized or net income and plans to elect the modified retrospective transition approach upon adoption. Evaluation of revenue streams and new contracts continues during the second half of 2017. Given industry conclusions related to implementation issues, including contributions in aid of construction and collectability, management does not anticipate changes to current accounting systems. Management will also continue to monitor any industry implementation issues that arise and analyze the related impacts to revenue recognition. Management plans to adopt ASU 2014-09 effective January 1, 2018.

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

Management continues to analyze the impact of the new lease standard. During 2016 and 2017, lease contract assessments were completed. The AEP System lease population was identified and representative lease contracts were sampled. Based upon the completed assessments, management prepared a system gap analysis to outline new disclosure compliance requirements compared to current system capabilities. Multiple lease system options were also evaluated. Management plans to elect certain of the following practical expedients upon adoption:

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

Evaluation of new lease contracts continues and a compliant lease system solution will be implemented during the second half of 2017. Management expects the new standard to impact financial position, but not results of operations or cash flows. Management also continues to monitor unresolved industry implementation issues, including items related to pole attachments, easements and right-of-ways, and will analyze the related impacts to lease accounting. Management plans to adopt ASU 2016-02 effective January 1, 2019.

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

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Management is analyzing the impact of the new standard and assessing an implementation program which will likely require changes in the way accounting systems capture and report the required information. Unresolved industry implementation issues also continue to be monitored, including balance sheet presentation when a credit related to the non-service cost components is greater than service cost component. Management plans to adopt ASU 2017-07 effective January 1, 2018.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except for AEPTCo. AEPTCo does not have a component of other comprehensive income.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the three and six months ended June 30, 2017 and 2016.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 for additional details.

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2017	$(39.6)	$(15.3)	$9.6	$(125.7)	$(171.0)
Change in Fair Value Recognized in AOCI	(1.8)	4.7	0.6	—	3.5
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	—	—	—	—	—
Purchased Electricity for Resale	8.3	—	—	—	8.3
Interest Expense	—	0.3	—	—	0.3
Amortization of Prior Service Cost (Credit)	—	—	—	(4.9)	(4.9)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.3	5.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	8.3	0.3	—	0.4	9.0
Income Tax (Expense) Credit	2.9	0.1	—	0.1	3.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	5.4	0.2	—	0.3	5.9
Net Current Period Other Comprehensive Income	3.6	4.9	0.6	0.3	9.4
Balance in AOCI as of June 30, 2017	$(36.0)	$(10.4)	$10.2	$(125.4)	$(161.6)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$(12.9)	$(16.9)	$7.7	$(111.7)	$(133.8)
Change in Fair Value Recognized in AOCI	17.1	—	0.6	—	17.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(6.7)	—	—	—	(6.7)
Purchased Electricity for Resale	3.2	—	—	—	3.2
Interest Expense	—	0.6	—	—	0.6
Amortization of Prior Service Cost (Credit)	—	—	—	(4.9)	(4.9)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.1	5.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	(3.5)	0.6	—	0.2	(2.7)
Income Tax (Expense) Credit	(1.2)	0.2	—	0.1	(0.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(2.3)	0.4	—	0.1	(1.8)
Net Current Period Other Comprehensive Income	14.8	0.4	0.6	0.1	15.9
Balance in AOCI as of June 30, 2016	$1.9	$(16.5)	$8.3	$(111.6)	$(117.9)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(23.1)	$(15.7)	$8.4	$(125.9)	$(156.3)
Change in Fair Value Recognized in AOCI	(23.6)	4.7	1.8	—	(17.1)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(4.7)	—	—	—	(4.7)
Purchased Electricity for Resale	21.1	—	—	—	21.1
Interest Expense	—	0.8	—	—	0.8
Amortization of Prior Service Cost (Credit)	—	—	—	(9.8)	(9.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	10.6	10.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	16.4	0.8	—	0.8	18.0
Income Tax (Expense) Credit	5.7	0.2	—	0.3	6.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	10.7	0.6	—	0.5	11.8
Net Current Period Other Comprehensive Income (Loss)	(12.9)	5.3	1.8	0.5	(5.3)
Balance in AOCI as of June 30, 2017	$(36.0)	$(10.4)	$10.2	$(125.4)	$(161.6)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(5.2)	$(17.2)	$7.1	$(111.8)	$(127.1)
Change in Fair Value Recognized in AOCI	9.0	—	1.2	—	10.2
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues	(15.3)	—	—	—	(15.3)
Purchased Electricity for Resale	12.4	—	—	—	12.4
Interest Expense	—	1.1	—	—	1.1
Amortization of Prior Service Cost (Credit)	—	—	—	(9.8)	(9.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	10.2	10.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	(2.9)	1.1	—	0.4	(1.4)
Income Tax (Expense) Credit	(1.0)	0.4	—	0.2	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1.9)	0.7	—	0.2	(1.0)
Net Current Period Other Comprehensive Income	7.1	0.7	1.2	0.2	9.2
Balance in AOCI as of June 30, 2016	$1.9	$(16.5)	$8.3	$(111.6)	$(117.9)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2017	$2.7	$(11.6)	$(8.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains)/Losses	—	0.9	0.9
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.4)	(0.7)
Income Tax (Expense) Credit	(0.1)	(0.1)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.3)	(0.5)
Net Current Period Other Comprehensive Loss	(0.2)	(0.3)	(0.5)
Balance in AOCI as of June 30, 2017	$2.5	$(11.9)	$(9.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2016	$3.4	$(6.7)	$(3.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains)/Losses	—	0.8	0.8
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)	(0.6)	(0.9)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)	(0.4)	(0.6)
Net Current Period Other Comprehensive Loss	(0.2)	(0.4)	(0.6)
Balance in AOCI as of June 30, 2016	$3.2	$(7.1)	$(3.9)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$2.9	$(11.3)	$(8.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)	—	(0.6)
Amortization of Prior Service Cost (Credit)	—	(2.6)	(2.6)
Amortization of Actuarial (Gains)/Losses	—	1.7	1.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)	(0.9)	(1.5)
Income Tax (Expense) Credit	(0.2)	(0.3)	(0.5)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)	(0.6)	(1.0)
Net Current Period Other Comprehensive Loss	(0.4)	(0.6)	(1.0)
Balance in AOCI as of June 30, 2017	$2.5	$(11.9)	$(9.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$3.6	$(6.4)	$(2.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)	—	(0.6)
Amortization of Prior Service Cost (Credit)	—	(2.6)	(2.6)
Amortization of Actuarial (Gains)/Losses	—	1.5	1.5
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)	(1.1)	(1.7)
Income Tax (Expense) Credit	(0.2)	(0.4)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)	(0.7)	(1.1)
Net Current Period Other Comprehensive Loss	(0.4)	(0.7)	(1.1)
Balance in AOCI as of June 30, 2016	$3.2	$(7.1)	$(3.9)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2017	$(11.7)	$(4.2)	$(15.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	—	0.4
Net Current Period Other Comprehensive Income	0.4	—	0.4
Balance in AOCI as of June 30, 2017	$(11.3)	$(4.2)	$(15.5)

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

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(12.0)	$(4.2)	$(16.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.0	—	1.0
Income Tax (Expense) Credit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	—	0.7
Net Current Period Other Comprehensive Income	0.7	—	0.7
Balance in AOCI as of June 30, 2017	$(11.3)	$(4.2)	$(15.5)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2016

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2015	$(13.3)	$(3.4)	$(16.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.0	—	1.0
Income Tax (Expense) Credit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	—	0.7
Net Current Period Other Comprehensive Income	0.7	—	0.7
Balance in AOCI as of June 30, 2016	$(12.6)	$(3.4)	$(16.0)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of March 31, 2017	$2.8
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.4)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.4)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.3)
Net Current Period Other Comprehensive Loss	(0.3)
Balance in AOCI as of June 30, 2017	$2.5

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

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.8)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.8)
Income Tax (Expense) Credit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.5)
Net Current Period Other Comprehensive Loss	(0.5)
Balance in AOCI as of June 30, 2017	$2.5

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

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of March 31, 2017	$3.2
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.3)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Loss	(0.2)
Balance in AOCI as of June 30, 2017	$3.0

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

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

Cash Flow Hedges
Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.4
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	(0.6)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.6)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Loss	(0.4)
Balance in AOCI as of June 30, 2017	$3.0

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

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2017	$(6.9)	$(2.2)	$(9.1)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.4	(0.2)	0.2
Income Tax (Expense) Credit	0.2	(0.1)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.2	(0.1)	0.1
Net Current Period Other Comprehensive Income (Loss)	0.2	(0.1)	0.1
Balance in AOCI as of June 30, 2017	$(6.7)	$(2.3)	$(9.0)

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

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Six Months Ended June 30, 2017

	Cash Flow Hedges
	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(7.4)	$(2.0)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense	1.1	—	1.1
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Amortization of Actuarial (Gains)/Losses	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.1	(0.5)	0.6
Income Tax (Expense) Credit	0.4	(0.2)	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	(0.3)	0.4
Net Current Period Other Comprehensive Income (Loss)	0.7	(0.3)	0.4
Balance in AOCI as of June 30, 2017	$(6.7)	$(2.3)	$(9.0)

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

As discussed in AEP’s and AEPTCo’s 2016 Annual Reports, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within AEP’s and AEPTCo’s 2016 Annual Reports should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2017 and updates AEP’s and AEPTCo’s 2016 Annual Reports.

Regulatory Assets Pending Final Regulatory Approval

	AEP
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (a)	$204.3	$159.9
Storm-Related Costs	24.4	25.1
Plant Retirement Costs - Materials and Supplies	9.1	9.1
Ohio Capacity Deferral	—	96.7
Other Regulatory Assets Pending Final Regulatory Approval	1.1	1.3
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	41.2	25.9
Plant Retirement Costs - Asset Retirement Obligation Costs	37.2	29.6
Cook Plant Uprate Project	36.3	36.3
Environmental Control Projects	20.4	24.1
Cook Plant Turbine	14.3	12.8
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	11.5	8.1
Other Regulatory Assets Pending Final Regulatory Approval	21.2	21.2
Total Regulatory Assets Pending Final Regulatory Approval (b)	$421.0	$450.1

(a)
In March 2017, $41 million was reclassified from accumulated depreciation to regulatory assets related to Northeastern Plant, Unit 3. As of June 30, 2017, the unrecovered plant balance related to Northeastern Plant, Unit 3 was $46 million.

(b)
In 2015, APCo recorded a $91 million reduction to accumulated depreciation related to the remaining net book value of plants retired in 2015, primarily in its Virginia jurisdiction.  These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. Recovery of the remaining Virginia net book value for the retired plants will be considered in APCo’s next depreciation study which will be included in APCo’s 2018-2019 Virginia biennial filing in March 2020.

	APCo
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$9.1	$9.1
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	37.2	29.6
Other Regulatory Assets Pending Final Regulatory Approval	0.6	0.6
Total Regulatory Assets Pending Final Regulatory Approval (a)	$46.9	$39.3

(a)
In 2015, APCo recorded a $91 million reduction to accumulated depreciation related to the remaining net book value of plants retired in 2015, primarily in its Virginia jurisdiction.  These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. Recovery of the remaining Virginia net book value for the retired plants will be considered in APCo’s next depreciation study which will be included in APCo’s 2018-2019 Virginia biennial filing in March 2020.

	I&M
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Cook Plant Uprate Project	$36.3	$36.3
Cook Plant Turbine	14.3	12.8
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	11.5	8.1
Rockport Dry Sorbent Injection System - Indiana	8.3	6.6
Other Regulatory Assets Pending Final Regulatory Approval	1.0	0.9
Total Regulatory Assets Pending Final Regulatory Approval	$71.4	$64.7

	OPCo
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Capacity Deferral	$—	$96.7
Regulatory Assets Currently Not Earning a Return
Smart Grid Costs	—	4.1
Total Regulatory Assets Pending Final Regulatory Approval	$—	$100.8

	PSO
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (a)	$128.9	$84.5
Other Regulatory Assets Pending Final Regulatory Approval	0.5	0.5
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	35.4	20.0
Environmental Control Projects	20.4	13.1
Other Regulatory Assets Pending Final Regulatory Approval	0.2	—
Total Regulatory Assets Pending Final Regulatory Approval	$185.4	$118.1

(a)
In March 2017, $41 million was reclassified from accumulated depreciation to regulatory assets related to Northeastern Plant, Unit 3. As of June 30, 2017, the unrecovered plant balance related to Northeastern Plant, Unit 3 was $46 million.

	SWEPCo
	June 30,	December 31,
	2017	2016
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$75.4	$75.4
Other Regulatory Assets Pending Final Regulatory Approval	0.5	0.8
Regulatory Assets Currently Not Earning a Return
Shipe Road Transmission Project - FERC	3.3	3.1
Asset Retirement Obligation - Arkansas, Louisiana	3.3	2.7
Rate Case Expense - Texas	2.1	1.0
Environmental Control Projects	—	11.0
Other Regulatory Assets Pending Final Regulatory Approval	2.1	1.9
Total Regulatory Assets Pending Final Regulatory Approval	$86.7	$95.9

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP)

AEP Texas Interim Transmission and Distribution Rates

As of June 30, 2017, AEP Texas’ cumulative revenues from interim base rate increases from 2008 through 2017, subject to review, are estimated to be $635 million. A base rate review could produce a refund if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

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

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

Parent has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. Through June 30, 2017, AEP’s share of ETT’s cumulative revenues that are subject to review is estimated to be $672 million. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

2017 Indiana Base Rate Case

In July 2017, I&M filed a request with the IURC for a $263 million annual increase in Indiana rates based upon a proposed 10.6% return on common equity with the annual increase to be implemented after June 2018. Upon implementation, this proposed annual increase would be subject to an offsetting $23 million annual reduction to customer bills through December 2018 for a credit adjustment rider related to the timing of estimated in-service dates of certain capital expenditures.  The proposed annual increase includes $78 million related to increased annual depreciation rates and an $11 million increase related to the amortization of certain Cook Plant and Rockport Plant regulatory assets. The increase in depreciation rates includes a change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028 combined with increased investment at the Cook Plant, including the Cook Life Cycle Management Project.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2017 Michigan Base Rate Case

In May 2017, I&M filed a request with the MPSC for a $52 million annual increase in Michigan base rates based upon a proposed 10.6% return on common equity with the increase to be implemented no later than March 2018. The proposed annual increase includes $23 million related to increased annual depreciation rates and a $4 million increase related primarily to the amortization of certain Cook Plant regulatory assets. The increase in depreciation rates is primarily due to the change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028 combined with increased investment at the Cook Plant related to the Life Cycle Management Project. Additionally, the total proposed increase includes incremental costs related to the Cook Plant Life Cycle Management Program and increased vegetation management expenses.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Rockport Plant, Unit 2 Selective Catalytic Reduction (SCR)

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2 by December 2019. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  As of June 30, 2017, total costs incurred related to this project, including AFUDC, is approximately $9 million.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs at a weighted average cost of capital (WACC), depreciation over a 10-year period as provided by statute and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider in a future filing subsequent to approval of the SCR project. The AEGCo ownership share of the proposed SCR project will be billable under the Rockport Unit Power Agreement to affiliates, including I&M, with I&M’s share recoverable in its base rates. In February 2017, the Indiana Office of Utility Consumer Counselor (OUCC) and other parties filed testimony with the IURC. The OUCC recommended approval of the CPCN but also stated that any decision regarding recovery of any under-depreciated plant due to retirement should be fully investigated in a base rate case, not in a tracker or other abbreviated proceeding. The other parties recommended either denial of the CPCN or approval of the CPCN with conditions including a cap on the amount of SCR costs allowed to be recovered in the rider and limitations on other costs related to legal issues involving the Rockport lease. A hearing at the IURC was held in March 2017. An order from the IURC is pending. In July 2017, I&M filed a request with the U.S. District Court for the Southern District of Ohio to delay the existing deadline for installation of SCR technology at Rockport Plant, Unit 2.

KPCo Rate Matters (Applies to AEP)

2017 Kentucky Base Rate Case

In June 2017, KPCo filed a request with the KPSC for a $66 million annual increase in Kentucky base rates based upon a proposed 10.31% return on common equity with the increase to be implemented no later than January 2018. The proposed increase includes: (a) lost load since KPCo last changed base rates in July 2015, (b) incremental costs related to OATT charges from PJM not currently recovered from retail ratepayers, (c) increased depreciation expense including updated Big Sandy, Unit 1 depreciation rates using a proposed retirement date of 2031, (d) recovery of other Big Sandy, Unit 1 generation costs currently recovered through a retail rider and (e) incremental purchased power costs. Additionally, KPCo requested a $4 million annual increase in environmental surcharge revenues.

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

In 2015, the PUCO issued orders that approved OPCo’s ESP application, subject to certain modifications, with a return on common equity of 10.2% on capital costs for certain riders. The orders included: (a) approval of the DIR, with modified rate caps established by the PUCO, (b) authorization to establish a zero rate rider for OPCo’s proposed OVEC PPA and (c) the option for OPCo to reapply in a future proceeding with a more detailed PPA proposal. Also in 2015, OPCo subsequently filed an amended OVEC PPA application that, among other things, addressed certain PPA requirements set forth in a 2015 PUCO order. In 2016, the PUCO issued an additional order on rehearing that approved the DIR caps with additional amendments.

In 2016, the PUCO issued orders that approved a contested stipulation agreement related to the PPA rider application. Additionally, as part of these orders, the PUCO approved (a) recovery of OVEC-related net margin incurred beginning June 2016, (b) potential additional contingent customer credits of up to $15 million to be included in the PPA rider over the final four years of the PPA rider and (c) the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider. Additionally, subject to cost recovery and PUCO approval, OPCo agreed to develop and implement, by 2021, a solar energy project(s) of at least 400 MWs and a wind energy project(s) of at least 500 MWs, with 100% of all output to be received by OPCo. AEP affiliates could own up to 50% of these solar and wind projects. In December 2016, in accordance with the stipulation agreement, OPCo filed a carbon reduction plan that focused on fuel diversification and carbon emission reductions. In April 2017, the PUCO rejected all pending rehearing requests and the orders are all now final. In June 2017, intervenors filed appeals to the Supreme Court of Ohio stating that the PUCO’s approval of the OVEC PPA was unlawful and does not provide customers with rate stability.

In November 2016, OPCo refiled its amended ESP extension application and supporting testimony, consistent with the terms of the modified and approved stipulation agreement and based upon a 2016 PUCO order. The amended filing proposed to extend the ESP through May 2024 and included (a) an extension of the OVEC PPA rider, (b) a proposed 10.41% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) proposed increases in rate caps related to OPCo’s DIR and (e) the addition of various new riders, including a Distribution Technology Rider and a Renewable Resource Rider. A hearing at the PUCO is scheduled for August 2017.

If OPCo is ultimately not permitted to fully collect all components of its ESP rates, it could reduce future net income and cash flows and impact financial condition.

2016 SEET Filing

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

In December 2016, OPCo recorded a 2016 SEET provision of $58 million based upon projected earnings data for companies in the comparable utilities risk group. In determining OPCo’s return on equity in relation to the comparable utilities risk group, management excluded the following items resolved in OPCo’s Global Settlement: (a) gain on the deferral of RSR costs, (b) refunds to customers related to the SEET remands and (c) refunds to customers related to fuel adjustment clause proceedings. In May 2017, OPCo submitted its 2016 SEET filing with the PUCO in which management indicated that OPCo did not have significantly excessive earnings in 2016 based upon actual earnings data for the comparable utilities risk group. Although management believes that OPCo’s 2016 earnings were not excessive, management did not adjust OPCo’s 2016 SEET provision due to risks that the PUCO could rule against OPCo’s SEET treatment of the Global Settlement issues described above or adopt a different 2016 SEET threshold. If the PUCO orders a refund of 2016 OPCo earnings, it could reduce future net income and cash flows and impact financial condition.

PSO Rate Matters (Applies to AEP and PSO)

2017 Oklahoma Base Rate Case

In June 2017, PSO filed an application for a base rate review with the OCC that requested a net increase in annual revenues of $156 million based upon a proposed 10% return on common equity. The proposed base rate increase includes (a) environmental compliance investments, including recovery of previously deferred environmental compliance related costs currently recorded as regulatory assets, (b) Advanced Metering Infrastructure deployment cost, (c) additional capital investments and customer costs to serve PSO’s customers, and (d) an annual $42 million depreciation rate increase due primarily to shorter service lives and lower net salvage estimates. As part of this filing, PSO also requested recovery through 2040 of the net book value of Northeastern Plant, Unit 4 that was retired in 2016. As of June 30, 2017, the net book value of Northeastern Plant, Unit 4 was $83 million, before cost of removal, including materials and supplies inventory and CWIP.

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

Upon rehearing in 2014, the PUCT reversed its initial ruling and determined that AFUDC was excluded from the Turk Plant’s Texas jurisdictional capital cost cap. As a result, in the fourth quarter of 2013, SWEPCo reversed $114 million of previously recorded regulatory disallowances. The resulting annual base rate increase was approximately $52 million. In 2014, intervenors filed appeals of that order with the Texas District Court and SWEPCo intervened in those appeals. In June 2017, the Texas District Court upheld the PUCT’s 2014 order. In July 2017, an intervenor filed a notice of appeal with the Texas District Court.

If certain parts of the PUCT order are overturned and if SWEPCo cannot ultimately recover its Texas jurisdictional share of the Turk Plant investment, including AFUDC, it could reduce future net income and cash flows and impact financial condition.

2016 Texas Base Rate Case

In December 2016, SWEPCo filed a request with the PUCT for a net increase in Texas annual revenues of $69 million based upon a 10% return on common equity. The annual increase includes approximately (a) $34 million related to additional environmental controls, including those installed at the Welsh Plant, to comply with Federal EPA mandates, (b) $25 million for additional generation, transmission and distribution investments and increased operating costs, (c) $8 million related to transmission cost recovery within SWEPCo’s regional transmission organization and (d) $2 million in additional vegetation management. As part of this filing, SWEPCo requested recovery of the Texas jurisdictional share (approximately 33%) of the net book value of Welsh Plant, Unit 2 through 2042, the remaining life of Welsh Plant, Unit 3.

In April and May 2017, various intervenors and the PUCT staff filed testimony that included annual net revenue increase recommendations ranging from $36 million to $47 million. The recommended return on common equity ranged from 9.2% to 9.35%. In addition, no parties recommended approval of SWEPCo’s proposed transmission cost recovery and certain parties recommended investment disallowances that could result in write-offs of up to approximately $89 million, including approximately $40 million related to environmental investments and $25 million related to Welsh Plant, Unit 2. A hearing at the PUCT was held in June 2017.

If any of these costs are not recoverable, including environmental investments and retirement-related costs for Welsh Plant, Unit 2, it could reduce future net income and cash flows and impact financial condition.

Louisiana Turk Plant Prudence Review

Beginning January 2013, SWEPCo’s formula rates, including the Louisiana jurisdictional share (approximately 29%) of the Turk Plant, have been collected subject to refund pending the outcome of a prudence review of the Turk Plant investment, which was placed into service in December 2012.

A hearing at the LPSC related to the Turk Plant prudence review is scheduled for November 2017. If the LPSC orders refunds based upon the pending prudence review of the Turk Plant investment, it could reduce future net income and cash flows and impact financial condition.

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

2017 Louisiana Formula Rate Filing

In April 2017, the LPSC approved an uncontested stipulation agreement that SWEPCo filed for its formula rate plan for test year 2015.  The filing included a net annual increase not to exceed $31 million , which was effective May 2017 and includes Louisiana’s jurisdictional share of Welsh and Flint Creek environmental controls which were placed in service in 2016. These environmental costs are subject to prudence review. The $31 million net annual increase is subject to LPSC staff review and is subject to refund. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could total approximately $850 million, excluding AFUDC. As of June 30, 2017, SWEPCo had incurred costs of $398 million, including AFUDC, related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of June 30, 2017, the total net book value of Welsh Plant, Units 1 and 3 was $628 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas filed base rate proceeding. In December 2016, the LPSC approved deferral of certain expenses related to the Louisiana jurisdictional share of environmental controls installed at Welsh Plant. In April 2017, the LPSC approved SWEPCo’s recovery of these deferred costs effective May 2017. The approved Louisiana jurisdictional share of Welsh Plant deferrals were $11 million, excluding $6 million of unrecognized equity, subject to review by the LPSC, and include a WACC return on environmental investments and the related depreciation expense and taxes. Effective May 2017, SWEPCo began recovering $131 million in investments related to Louisiana’s jurisdictional share of environmental costs.   SWEPCo has sought recovery

of its project costs from retail customers at the PUCT and is recovering these costs from wholesale customers through their FERC-approved agreements. See “2016 Texas Base Rate Case” and “2017 Louisiana Formula Rate Filing” disclosures above.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

PJM Transmission Rates (Applies to AEP, AEPTCo, APCo, I&M and OPCo)

In June 2016, PJM transmission owners, including the eastern AEP affiliates, and various state commissions filed a settlement agreement with the FERC to resolve outstanding issues related to cost responsibility for charges to transmission customers for certain transmission facilities that operate at or above 500 kV. In July 2016, certain parties filed comments at the FERC contesting the settlement agreement. Upon final FERC approval, PJM would implement a transmission enhancement charge adjustment through the PJM OATT, billable through 2025. Management expects that any refunds received would generally be returned to retail customers through existing state rider mechanisms.

FERC Transmission Complaint - AEP’s PJM Participants (Applies to AEP, AEPTCo, APCo, I&M and OPCo)

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by eastern AEP affiliates in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP’s PJM Transmission Rates (Applies to AEP, AEPTCo, APCo, I&M and OPCo)

In November 2016, certain AEP affiliates filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses. In March 2017, the FERC accepted the proposed modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the modified PJM OATT formula rates were implemented, subject to refund, based on projected 2017 calendar year financial activity and projected plant balances. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Transmission Complaint - AEP’s SPP Participants (Applies to AEP, AEPTCo, PSO and SWEPCo)

In June 2017, several parties filed a joint complaint with the FERC that states the base return on common equity used by western AEP affiliates in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within AEP’s and AEPTCo’s 2016 Annual Reports should be read in conjunction with this report.

GUARANTEES

Liabilities for guarantees are recorded in accordance with the accounting guidance for “Guarantees.”  There is no collateral held in relation to any guarantees.  In the event any guarantee is drawn, there is no recourse to third parties unless specified below.

Letters of Credit (Applies to AEP and OPCo)

Standby letters of credit are entered into with third parties.  These letters of credit are issued in the ordinary course of business and cover items such as natural gas and electricity risk management contracts, construction contracts, insurance programs, security deposits and debt service reserves.

AEP has a $3 billion revolving credit facility due in June 2021, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. In May 2017, the $500 million revolving credit facility due in June 2018 was terminated.  As of June 30, 2017, no letters of credit were issued under the $3 billion revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP also issues letters of credit on behalf of subsidiaries under four uncommitted facilities totaling $370 million.   In April 2017, the $75 million credit facility due in October 2017 was amended to $100 million due in April 2019. As of June 30, 2017, the Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$138.7	September 2017 - June 2018
OPCo	0.6	September 2017

AEP has $45 million of variable rate Pollution Control Bonds supported by $46 million of bilateral letters of credit maturing in July 2019.

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $115 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  It is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $74 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of June 30, 2017, SWEPCo has collected $70 million through a rider for final mine closure and reclamation costs, of which $74 million is recorded in Asset Retirement Obligations, offset by $4 million that is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheet.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Guarantees of Equity Method Investees (Applies to AEP)

AEP issued a performance guarantee for a 50% owned joint venture which is accounted for as an equity method investment. If the joint venture were to default on payments or performance, AEP would be required to make payments on behalf of the joint venture. As of June 30, 2017, the maximum potential amount of future payments associated with this guarantee was $75 million, which expires in December 2019.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2017, there were no material liabilities recorded for any indemnifications.

APCo, I&M and OPCo are jointly and severally liable for activity conducted by AEPSC on behalf of AEP companies related to power purchase and sale activity.  PSO and SWEPCo are jointly and severally liable for activity conducted by AEPSC on behalf of PSO and SWEPCo related to power purchase and sale activity.

Master Lease Agreements

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of June 30, 2017, the maximum potential loss by Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$38.0
APCo	5.6
I&M	3.2
OPCo	5.9
PSO	3.2
SWEPCo	3.6

Railcar Lease (Applies to AEP, I&M and SWEPCo)

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo intend to renew these leases for the full lease term of twenty years via the renewal options.  The future minimum lease obligations are $8 million and $9 million for I&M and SWEPCo, respectively, for the remaining railcars as of June 30, 2017.

Under the lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which declines from 83% of the projected fair value of the equipment under the current five-year lease term to 77% at the end of the 20-year term.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee are $8 million and $10 million for I&M and SWEPCo, respectively, as of June 30, 2017, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

AEPRO Boat and Barge Leases (Applies to AEP)

In October 2015, AEP signed a Purchase and Sale Agreement to sell its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. The sale closed in November 2015. Certain of the boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of June 30, 2017, the maximum potential amount of future payments required under the guaranteed leases was $80 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee to the extent of the sale proceeds. As of June 30, 2017, AEP’s boat and barge lease guarantee liability was $12 million, of which $2 million was recorded in Other Current Liabilities and $10 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

In 2008, I&M received a letter from the Michigan Department of Environmental Quality (MDEQ) concerning conditions at a site under state law and requesting I&M take voluntary action necessary to prevent and/or mitigate public harm.  I&M started remediation work in accordance with a plan approved by MDEQ. In 2014, I&M recorded an accrual for remediation at certain additional sites in Michigan. As a result of receiving approval of completed remediation work from the MDEQ in March 2015, I&M’s accrual was reduced. As of June 30, 2017, I&M’s accrual for all of these sites is $4 million.  As the remediation work is completed, I&M’s cost may change as new information becomes available concerning either the level of contamination at the sites or changes in the scope of remediation.  Management cannot predict the amount of additional cost, if any.

NUCLEAR CONTINGENCIES (APPLIES TO AEP AND I&M)

I&M owns and operates the two-unit 2,278 MW Cook Plant under licenses granted by the Nuclear Regulatory Commission (NRC).  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

Westinghouse Electric Company Bankruptcy Filing (Applies to AEP and I&M)

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize.  Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  I&M is evaluating how this reorganization affects these contracts.  Westinghouse has stated that it intends to continue performance on I&M’s contracts, but given the importance of upcoming dates in the fuel fabrication process for Cook Plant, and their vital part in Cook Plant’s ongoing operations, I&M continues to work with Westinghouse in the bankruptcy proceedings to avoid any interruptions to that service. In the unlikely event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

OPERATIONAL CONTINGENCIES

Rockport Plant Litigation (Applies to AEP and I&M)

In July 2013, the Wilmington Trust Company filed a complaint in U.S. District Court for the Southern District of New York against AEGCo and I&M alleging that it will be unlawfully burdened by the terms of the modified NSR consent decree after the Rockport Plant, Unit 2 lease expiration in December 2022.  The terms of the consent decree allow the installation of environmental emission control equipment, repowering or retirement of the unit.  The plaintiffs further allege that the defendants’ actions constitute breach of the lease and participation agreement.  The plaintiffs seek a judgment declaring that the defendants breached the lease, must satisfy obligations related to installation of emission control equipment and indemnify the plaintiffs.  The New York court granted a motion to transfer this case to the U.S. District Court for the Southern District of Ohio.  In October 2013, a motion to dismiss the case was filed on behalf of AEGCo and I&M. In January 2015, the court issued an opinion and order granting the motion in part and denying the motion in part. The court dismissed certain of the plaintiffs’ claims, including the dismissal without prejudice of plaintiffs’ claims seeking compensatory damages. Several claims remained, including the claim for breach of the participation agreement and a claim alleging breach of an implied covenant of good faith and fair dealing. In June 2015, AEGCo and I&M filed a motion for partial judgment on the claims seeking dismissal of the breach of participation agreement claim as well as any claim for indemnification of costs associated with this case. The plaintiffs subsequently filed an amended complaint to add another claim under the lease and also filed a motion for partial summary judgment. In November 2015, AEGCo and I&M filed a motion to strike the plaintiffs’ motion for partial judgment and filed a motion to dismiss the case for failure to state a claim. In March 2016, the court entered an opinion and order in favor of AEGCo and I&M, dismissing certain of the plaintiffs’ claims for breach of contract and dismissing claims for breach of implied covenant of good faith and fair dealing, and further dismissing plaintiffs’ claim for indemnification of costs. By the same order, the court permitted plaintiffs to move forward with their claim that AEGCo and I&M failed to exercise prudent utility practices in the maintenance and operation of Rockport Plant, Unit 2. In April 2016, the plaintiffs filed a notice of voluntary dismissal of all remaining claims with prejudice and the court subsequently entered a final judgment. In May 2016, plaintiffs filed an appeal in the U.S. Court of Appeals for the Sixth Circuit on whether AEGCo and I&M are in breach of certain contract provisions that plaintiffs allege operate to protect the plaintiffs’ residual interests in the unit and whether the trial court erred in dismissing plaintiffs’ claims that AEGCo and I&M breached the covenant of good faith and fair dealing. In April 2017, the U.S. Court of Appeals for the Sixth Circuit issued an opinion reversing the district court’s decisions which had dismissed certain of plaintiffs’ claims for breach of contract. The U.S. Court of Appeals for the Sixth Circuit determined that the district court erred in holding that the modification to the consent decree was permitted under the terms of the lease agreement and remanded the case to the district court to enter summary judgment in plaintiffs’ favor consistent with that ruling. In April 2017, AEGCo and I&M filed a petition for rehearing with the U.S. Court of Appeals for the Sixth Circuit, which was granted. In June 2017, the U.S. Court of Appeals for the Sixth Circuit issued an amended opinion and judgment which reverses the district court’s dismissal of certain of the owners’ claims under the lease agreements, vacates the denial of the owners’ motion for partial summary judgment and remands the case to the district court for further proceedings.  The amended opinion and judgment also affirms the district court’s dismissal of the owners’ breach of good faith and fair dealing claim as duplicative of the breach of contract claims and removes the instruction to the district court in the original opinion to enter summary judgment in favor of the owners. Given that the district court dismissed plaintiffs’ claims seeking compensatory relief as premature, and that plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages, management is unable to determine a range of potential losses that are reasonably possible of occurring. In July 2017, AEP filed a motion with the U.S. District Court for the Southern District of Ohio seeking to modify the consent decree to eliminate the obligation to install future controls at Rockport Unit 2 if AEP does not acquire ownership of that Unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree.

Natural Gas Markets Lawsuits (Applies to AEP)

In 2002, a lawsuit was commenced in Los Angeles County California Superior Court against numerous energy companies, including AEP, alleging violations of California law through alleged fraudulent reporting of false natural gas price and volume information with an intent to affect the market price of natural gas and electricity.  AEP was dismissed from the case.  A number of similar cases were also filed in state and federal courts in several states making essentially the same allegations under federal or state laws against the same companies.  AEP is among the companies named as defendants in some of these cases.  AEP settled, received summary judgment or was dismissed from all of these cases.  The plaintiffs appealed the Nevada federal district court’s dismissal of several cases involving AEP companies to the U.S. Court of Appeals for the Ninth Circuit.  In April 2013, the appellate court reversed in part, and affirmed in part, the district court’s orders in these cases.  The United States Supreme Court affirmed the U.S. Court of Appeals for the Ninth Circuit’s opinion.  The cases were remanded to the district court for further proceedings. AEP had four pending cases, of which three were class actions and one was a single plaintiff case. In February 2017, a settlement was reached in the single plaintiff case. A settlement was also reached in the three class actions and the district court issued final approval of the settlement in June 2017.

Gavin Landfill Litigation (Applies to AEP and OPCo)

In August 2014, a complaint was filed in the Mason County, West Virginia Circuit Court against AEP, AEPSC, OPCo and an individual supervisor alleging wrongful death and personal injury/illness claims arising out of purported exposure to coal combustion by-product waste at the Gavin Plant landfill.  As a result of OPCo transferring its generation assets to AGR, the outcome of this complaint will be the responsibility of AGR. The lawsuit was filed on behalf of 77 plaintiffs, consisting of 39 current and former contractors of the landfill and 38 family members of those contractors.  Twelve of the family members are pursuing personal injury/illness claims (non-working direct claims) and the remainder are pursuing loss of consortium claims.  The plaintiffs seek compensatory and punitive damages, as well as medical monitoring.  In September 2014, defendants filed a motion to dismiss the complaint, contending the case should be filed in Ohio. In August 2015, the court denied the motion. Defendants appealed that decision to the West Virginia Supreme Court. In February 2016, a decision was issued by the court denying the appeal and remanding the case to the West Virginia Mass Litigation Panel (WVMLP), rather than back to the Mason County, West Virginia Circuit Court. Defendants’ subsequently filed a motion to dismiss the twelve non-working direct claims under Ohio law. The WVMLP denied the motion and defendants again appealed to the West Virginia Supreme Court. The West Virginia Supreme Court granted the appeal of the twelve non-working direct claims and heard oral argument in March 2017. In June 2017, the West Virginia Supreme Court reversed the WVMLP decision and dismissed the claims of the twelve non-working direct claim plaintiffs. Management will continue to defend against the remaining claims and believes the provision recorded is adequate. Management is unable to determine a range of potential additional losses that are reasonably possible of occurring.

6.  IMPAIRMENT, DISPOSITION, AND ASSETS AND LIABILITIES HELD FOR SALE

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

Through the second quarter of 2017, AEP recorded an additional pretax impairment of $4 million in Asset Impairments and Other Related Charges on AEP’s statements of income related to the Merchant Coal-fired Generation Assets. In addition, AEP recorded a $9 million pretax impairment as Asset Impairments and Other Related Charges on AEP’s statements of income related to the sale of Zimmer Plant. The sale is further discussed in the “Disposition” section of this note.

DISPOSITION

Zimmer Plant (Generation & Marketing Segment)

In February 2017, AEP signed an agreement to sell its 25.4% ownership share of Zimmer Plant to a nonaffiliated party.  The transaction closed in the second quarter of 2017 and did not have a material impact on net income, cash flows or financial condition.  The Income before Income Tax Expense and Equity Earnings of Zimmer Plant was immaterial for the three and six months ended June 30, 2017 and 2016.

Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)
In September 2016, AEP signed a Purchase and Sale Agreement to sell AGR’s Gavin, Waterford and Darby Plants as well as AEGCo’s Lawrenceburg Plant totaling 5,329 MWs of competitive generation assets to a nonaffiliated party. The sale closed in January 2017 for $2.2 billion, which was recorded in Investing Activities on the statement of cash flows. The net proceeds from the transaction were $1.2 billion in cash after taxes, repayment of debt associated with these assets including a make whole payment related to the debt, payment of a coal contract associated with one of the plants and transaction fees. The sale resulted in a pretax gain of $226 million that was recorded in Gain on Sale of Merchant Generation Assets on AEP’s statement of income.

ASSETS AND LIABILITIES HELD FOR SALE

Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)

In the third quarter of 2016, management determined Gavin, Waterford, Darby and Lawrenceburg Plants met the classification of held for sale. Accordingly, the four plants’ assets and liabilities have been recorded as Assets Held for Sale and Liabilities Held for Sale on AEP’s balance sheet as of December 31, 2016 and as shown in the table below. The Income before Income Tax Expense and Equity Earnings of the four plants was approximately $81 million for the three months ended June 30, 2016 and $42 million (excluding the $226 million pretax gain) and $196 million for the six months ended June 30, 2017 and 2016, respectively.

December 31,
2016
Assets:
Fuel	$145.5
Materials and Supplies	49.4
Property, Plant and Equipment - Net	1,756.2
Other Class of Assets That Are Not Major	0.1
Total Assets Classified as Held for Sale on the Balance Sheets	$1,951.2

Liabilities:
Long-term Debt	$134.8
Waterford Plant Upgrade Liability	52.2
Asset Retirement Obligations	36.7
Other Classes of Liabilities That Are Not Major	12.2
Total Liabilities Classified as Held for Sale on the Balance Sheets	$235.9

7.  BENEFIT PLANS

The disclosures in this note apply to all Registrants except AEPTCo unless indicated otherwise.

AEP sponsors a qualified pension plan and two unfunded nonqualified pension plans.  Substantially all AEP employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  AEP also sponsors OPEB plans to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$24.1	$21.5	$2.8	$2.5
Interest Cost	50.8	52.9	14.9	15.2
Expected Return on Plan Assets	(71.2)	(70.0)	(25.4)	(26.7)
Amortization of Prior Service Cost (Credit)	0.2	0.5	(17.2)	(17.2)
Amortization of Net Actuarial Loss	20.7	20.9	9.1	7.8
Net Periodic Benefit Cost (Credit)	$24.6	$25.8	$(15.8)	$(18.4)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$48.2	$42.9	$5.6	$5.1
Interest Cost	101.6	105.8	29.7	30.4
Expected Return on Plan Assets	(142.4)	(140.1)	(50.7)	(53.5)
Amortization of Prior Service Cost (Credit)	0.5	1.1	(34.5)	(34.5)
Amortization of Net Actuarial Loss	41.4	41.9	18.3	15.7
Net Periodic Benefit Cost (Credit)	$49.3	$51.6	$(31.6)	$(36.8)

APCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$2.4	$2.0	$0.2	$0.3
Interest Cost	6.4	6.8	2.7	2.7
Expected Return on Plan Assets	(9.0)	(8.9)	(4.1)	(4.4)
Amortization of Prior Service Cost (Credit)	—	0.1	(2.5)	(2.5)
Amortization of Net Actuarial Loss	2.6	2.7	1.5	1.3
Net Periodic Benefit Cost (Credit)	$2.4	$2.7	$(2.2)	$(2.6)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$4.7	$4.0	$0.5	$0.5
Interest Cost	12.8	13.6	5.3	5.4
Expected Return on Plan Assets	(17.9)	(17.7)	(8.2)	(8.7)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(5.0)	(5.0)
Amortization of Net Actuarial Loss	5.2	5.4	3.1	2.7
Net Periodic Benefit Cost (Credit)	$4.9	$5.4	$(4.3)	$(5.1)
I&M

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$3.5	$3.1	$0.4	$0.3
Interest Cost	6.0	6.4	1.8	1.7
Expected Return on Plan Assets	(8.7)	(8.4)	(3.0)	(3.2)
Amortization of Prior Service Cost (Credit)	0.1	—	(2.4)	(2.3)
Amortization of Net Actuarial Loss	2.5	2.4	1.1	1.0
Net Periodic Benefit Cost (Credit)	$3.4	$3.5	$(2.1)	$(2.5)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$7.0	$6.1	$0.8	$0.7
Interest Cost	12.1	12.7	3.5	3.5
Expected Return on Plan Assets	(17.3)	(16.8)	(6.1)	(6.4)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(4.7)	(4.7)
Amortization of Net Actuarial Loss	4.9	4.9	2.2	1.9
Net Periodic Benefit Cost (Credit)	$6.8	$7.0	$(4.3)	$(5.0)

OPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$1.9	$1.7	$0.2	$0.2
Interest Cost	4.9	5.1	1.7	1.8
Expected Return on Plan Assets	(7.0)	(7.0)	(3.0)	(3.2)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(1.8)	(1.8)
Amortization of Net Actuarial Loss	1.9	2.0	1.1	1.0
Net Periodic Benefit Cost (Credit)	$1.8	$1.9	$(1.8)	$(2.0)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$3.8	$3.3	$0.4	$0.4
Interest Cost	9.7	10.3	3.4	3.5
Expected Return on Plan Assets	(14.0)	(13.9)	(6.0)	(6.4)
Amortization of Prior Service Cost (Credit)	0.1	0.1	(3.5)	(3.5)
Amortization of Net Actuarial Loss	3.9	4.0	2.2	1.9
Net Periodic Benefit Cost (Credit)	$3.5	$3.8	$(3.5)	$(4.1)

PSO

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$1.6	$1.6	$0.1	$0.1
Interest Cost	2.7	2.8	0.8	0.8
Expected Return on Plan Assets	(4.0)	(3.8)	(1.4)	(1.5)
Amortization of Prior Service Credit	—	—	(1.0)	(1.0)
Amortization of Net Actuarial Loss	1.1	1.1	0.5	0.5
Net Periodic Benefit Cost (Credit)	$1.4	$1.7	$(1.0)	$(1.1)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$3.2	$3.1	$0.3	$0.3
Interest Cost	5.4	5.6	1.6	1.6
Expected Return on Plan Assets	(7.9)	(7.7)	(2.8)	(3.0)
Amortization of Prior Service Cost (Credit)	—	0.1	(2.1)	(2.1)
Amortization of Net Actuarial Loss	2.2	2.2	1.0	0.9
Net Periodic Benefit Cost (Credit)	$2.9	$3.3	$(2.0)	$(2.3)

SWEPCo

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$2.2	$2.1	$0.2	$0.2
Interest Cost	3.0	3.1	0.9	0.9
Expected Return on Plan Assets	(4.2)	(4.2)	(1.6)	(1.6)
Amortization of Prior Service Cost (Credit)	—	0.1	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.2	1.2	0.6	0.5
Net Periodic Benefit Cost (Credit)	$2.2	$2.3	$(1.2)	$(1.3)

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service Cost	$4.4	$4.1	$0.4	$0.4
Interest Cost	6.1	6.2	1.8	1.8
Expected Return on Plan Assets	(8.4)	(8.3)	(3.2)	(3.3)
Amortization of Prior Service Cost (Credit)	—	0.2	(2.6)	(2.6)
Amortization of Net Actuarial Loss	2.4	2.4	1.2	1.0
Net Periodic Benefit Cost (Credit)	$4.5	$4.6	$(2.4)	$(2.7)

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

AEP Transmission Holdco

•	Development, construction and operation of transmission facilities through investments in AEPTCo. These investments have FERC-approved returns on equity.

•
Development, construction and operation of transmission facilities through investments in AEP’s transmission-only joint ventures. These investments have PUCT-approved or FERC-approved returns on equity.

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

The tables below present AEP’s reportable segment income statement information for the three and six months ended June 30, 2017 and 2016 and reportable segment balance sheet information as of June 30, 2017 and December 31, 2016. These amounts include certain estimates and allocations where necessary.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Revenues from:
External Customers	$2,095.7	$1,026.6	$53.0	$386.5	$14.7	$—	$3,576.5
Other Operating Segments	24.8	26.9	194.3	24.1	14.2	(284.3)	—
Total Revenues	$2,120.5	$1,053.5	$247.3	$410.6	$28.9	$(284.3)	$3,576.5

Income (Loss) from Continuing Operations	$121.4	$111.2	$129.0	$26.4	$(11.8)	$—	$376.2
Income from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—
Net Income (Loss)	$121.4	$111.2	$129.0	$26.4	$(11.8)	$—	$376.2

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Revenues from:
External Customers	$2,108.2	$1,076.2	$41.3	$655.3	$11.9	$—	$3,892.9
Other Operating Segments	17.7	19.9	120.4	28.5	18.0	(204.5)	—
Total Revenues	$2,125.9	$1,096.1	$161.7	$683.8	$29.9	$(204.5)	$3,892.9

Income from Continuing Operations	$210.5	$124.6	$95.3	$49.7	$26.3	$—	$506.4
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2.5)	—	(2.5)
Net Income	$210.5	$124.6	$95.3	$49.7	$23.8	$—	$503.9

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Six Months Ended June 30, 2017
Revenues from:
External Customers	$4,365.5	$2,093.0	$80.7	$945.3	$25.3	$—	$7,509.8
Other Operating Segments	45.4	46.9	322.7	56.7	30.1	(501.8)	—
Total Revenues	$4,410.9	$2,139.9	$403.4	$1,002.0	$55.4	$(501.8)	$7,509.8

Income (Loss) from Continuing Operations	$341.9	$230.3	$201.8	$212.6	$(16.2)	$—	$970.4
Income from Discontinued Operations, Net of Tax	—	—	—	—	—	—	—
Net Income (Loss)	$341.9	$230.3	$201.8	$212.6	$(16.2)	$—	$970.4

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Six Months Ended June 30, 2016
Revenues from:
External Customers	$4,326.3	$2,153.5	$70.6	$1,369.2	$18.2	$—	$7,937.8
Other Operating Segments	45.2	39.4	179.7	62.6	36.1	(363.0)	—
Total Revenues	$4,371.5	$2,192.9	$250.3	$1,431.8	$54.3	$(363.0)	$7,937.8

Income from Continuing Operations	$489.2	$232.1	$140.0	$120.4	$27.8	$—	$1,009.5
Loss from Discontinued Operations, Net of Tax	—	—	—	—	(2.5)	—	(2.5)
Net Income	$489.2	$232.1	$140.0	$120.4	$25.3	$—	$1,007.0

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
June 30, 2017
Total Property, Plant and Equipment	$42,313.2	$15,292.0	$6,012.1	$518.4	$365.6	$(366.5)	(b)	$64,134.8
Accumulated Depreciation and Amortization	12,880.0	3,737.9	137.0	145.1	194.0	(186.4)	(b)	16,907.6
Total Property Plant and Equipment - Net	$29,433.2	$11,554.1	$5,875.1	$373.3	$171.6	$(180.1)	(b)	$47,227.2

Total Assets	$37,914.1	$15,092.4	$7,024.9	$1,905.7	$21,147.9	$(20,345.9)	(b) (c)	$62,739.1

Long-term Debt Due Within One Year:
Non-Affiliated	$1,449.6	$756.9	$—	$—	$548.5	$—		$2,755.0

Long-term Debt:
Affiliated	40.0	—	—	32.2	—	(72.2)		—
Non-Affiliated	10,347.5	4,088.0	2,063.5	—	297.9	—		16,796.9

Total Long-term Debt	$11,837.1	$4,844.9	$2,063.5	$32.2	$846.4	$(72.2)		$19,551.9

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
December 31, 2016
Total Property, Plant and Equipment	$41,552.6	$14,762.2	$5,354.0	$364.7	$356.6	$(353.5)	(b)	$62,036.6
Accumulated Depreciation and Amortization	12,596.7	3,655.0	101.4	42.2	186.0	(184.0)	(b)	16,397.3
Total Property Plant and Equipment - Net	$28,955.9	$11,107.2	$5,252.6	$322.5	$170.6	$(169.5)	(b)	$45,639.3

Assets Held for Sale	$—	$—	$—	$1,951.2	$—	$—		$1,951.2

Total Assets	$37,428.3	$14,802.4	$6,384.8	$3,386.1	$20,354.8	$(18,888.7)	(b) (c)	$63,467.7

Long-term Debt Due Within One Year:
Non-Affiliated	$1,519.9	$309.4	$—	$500.1	$548.6	$—		$2,878.0

Long-term Debt:
Affiliated	20.0	—	—	32.2	—	(52.2)		—
Non-Affiliated	10,353.3	4,672.2	2,055.7	—	297.2	—		17,378.4

Total Long-term Debt	$11,893.2	$4,981.6	$2,055.7	$532.3	$845.8	$(52.2)		$20,256.4

Liabilities Held for Sale	$—	$—	$—	$235.9	$—	$—		$235.9

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

Registrant Subsidiaries’ Reportable Segments (Applies to APCo, I&M, OPCo, PSO and SWEPCo)

The Registrant Subsidiaries, besides AEPTCo, each have one reportable segment, an integrated electricity generation, transmission and distribution business for APCo, I&M, PSO and SWEPCo, and an electricity transmission and distribution business for OPCo.  Other activities are insignificant. Operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results.

AEPTCo’s Reportable Segments

AEPTCo Parent is the holding company of seven FERC-regulated transmission-only electric utilities (State Transcos). The seven State Transcos have been identified as operating segments of AEPTCo under the accounting guidance for “Segment Reporting”. The State Transcos business consists of developing, constructing and operating transmission facilities at the request of the regional transmission organizations in which they operate and in replacing and upgrading facilities, assets and components of the existing AEP transmission system as needed to maintain reliability standards and providing service to AEP’s wholesale and retail customers. The State Transcos are regulated for rate-making purposes exclusively by FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.

AEPTCo’s Chief Operating Decision Maker (CODM) makes operating decisions, allocates resources to and assesses performance based on these operating segments. The seven State Transco operating segments all have similar economic characteristics and meet all of the criteria under the accounting guidance for “Segment Reporting” to be aggregated into one operating segment. As a result, AEPTCo has one reportable segment. The remainder of AEPTCo’s activity is presented in AEPTCo Parent. While not considered a reportable segment, AEPTCo Parent represents the activity of the holding company which primarily relates to debt financing activity and general corporate activities.

The tables below present AEPTCo’s reportable segment income statement information for the three and six months ended June 30, 2017 and 2016 and reportable segment balance sheet information as of June 30, 2017 and December 31, 2016. These amounts include certain estimates and allocations where necessary.

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Three Months Ended June 30, 2017
Revenues from:
External Customers	$44.0	$—	$—		$44.0
Sales to AEP Affiliates	185.5	—	(0.1)		185.4
Total Revenues	$229.5	$—	$(0.1)		$229.4

Interest Income - Affiliated	$—	$19.4	$(19.3)	(a)	$0.1
Interest Expense	15.9	19.1	(19.3)	(a)	15.7
Income Tax Expense	55.7	0.1	—		55.8
Equity Earnings in State Transcos	—	107.4	(107.4)	(b)	—

Net Income (Loss)	$107.4	$107.4	$(107.4)	(b)	$107.4

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Three Months Ended June 30, 2016
Revenues from:
External Customers	$34.1	$—	$—		$34.1
Sales to AEP Affiliates	119.0	—	—		119.0
Total Revenues	$153.1	$—	$—		$153.1

Interest Income - Affiliated	$—	$13.9	$(13.8)	(a)	$0.1
Interest Expense	10.5	13.9	(13.9)	(a)	10.5
Income Tax Expense	37.0	—	—		37.0
Equity Earnings in State Transcos	—	74.8	(74.8)	(b)	—

Net Income (Loss)	$74.8	$74.8	$(74.8)	(b)	$74.8

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Six Months Ended June 30, 2017
Revenues from:
External Customers	$63.3	$—	$—		$63.3
Sales to AEP Affiliates	318.9	—	(0.1)		318.8
Total Revenues	$382.2	$—	$(0.1)		$382.1

Interest Income - Affiliated	$0.1	$38.5	$(38.3)	(a)	$0.3
Interest Expense	31.7	38.3	(38.3)	(a)	31.7
Income Tax Expense	84.1	0.2	—		84.3
Equity Earnings in State Transcos	—	164.2	(164.2)	(b)	—

Net Income (Loss)	$164.2	$164.4	$(164.2)	(b)	$164.4

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Six Months Ended June 30, 2016
Revenues from:
External Customers	$56.1	$—	$—		$56.1
Sales to AEP Affiliates	176.6	—	—		176.6
Total Revenues	$232.7	$—	$—		$232.7

Interest Income - Affiliated	$—	$27.8	$(27.7)	(a)	$0.1
Interest Expense	21.3	27.7	(27.7)	(a)	21.3
Income Tax Expense	47.5	—	—		47.5
Equity Earnings in State Transcos	—	100.6	(100.6)	(b)	—

Net Income (Loss)	$100.6	$100.6	$(100.6)	(b)	$100.6

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
June 30, 2017
Total Transmission Property	$5,690.3	$—	$—		$5,690.3
Accumulated Depreciation and Amortization	133.1	—	—		133.1
Total Transmission Property – Net	$5,557.2	$—	$—		$5,557.2

Notes Receivable - Affiliated	$—	$1,950.0	$(1,950.0)	(c)	$—

Total Assets	$5,924.5	$4,282.5	$(4,263.4)	(d)	$5,943.6

Total Long-term Debt	$1,931.4	$1,950.0	$(1,950.0)	(c)	$1,931.4

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
December 31, 2016
Total Transmission Property	$5,054.2	$—	$—		$5,054.2
Accumulated Depreciation and Amortization	99.6	—	—		99.6
Total Transmission Property – Net	$4,954.6	$—	$—		$4,954.6

Notes Receivable - Affiliated	$—	$1,950.0	$(1,950.0)	(c)	$—

Total Assets	$5,337.5	$3,947.8	$(3,935.5)	(d)	$5,349.8

Total Long-term Debt	$1,932.0	$1,950.0	$(1,950.0)	(c)	$1,932.0

(a)	Elimination of intercompany interest income/interest expense on affiliated debt arrangement.

(b)	Elimination of AEPTCo Parent’s equity earnings in the State Transcos.

(c)	Elimination of intercompany debt.

(d)	Primarily relates to the elimination of AEPTCo Parent’s investment in the State Transcos and Notes Receivable from the State Transcos.

9.  DERIVATIVES AND HEDGING

The disclosures in this note apply to all Registrants unless indicated otherwise. For the periods presented, AEPTCo did not have any Derivative and Hedging activity.

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

AEPSC is agent for and transacts on behalf of AEP subsidiaries, including the Registrant Subsidiaries. AEP Energy Partners, LLC is agent for and transacts on behalf of other AEP subsidiaries.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
June 30, 2017

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	472.7	91.5	54.6	10.7	30.5	36.4
Coal	Tons	1.0	—	0.5	—	—	0.5
Natural Gas	MMBtus	26.6	1.9	1.1	—	—	—
Heating Oil and Gasoline	Gallons	7.4	1.4	0.7	1.7	0.7	0.9
Interest Rate	USD	$62.0	$—	$—	$—	$—	$—

Interest Rate	USD	$1,000.0	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2016

Primary Risk Exposure	Unit of Measure	AEP	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	348.0	51.9	19.9	11.2	11.9	14.2
Coal	Tons	1.5	—	0.5	—	—	1.0
Natural Gas	MMBtus	32.8	—	—	—	—	—
Heating Oil and Gasoline	Gallons	7.4	1.4	0.7	1.6	0.8	0.9
Interest Rate	USD	$75.2	$0.1	$0.1	$—	$—	$—

Interest Rate and Foreign Currency	USD	$500.0	$—	$—	$—	$—	$—

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

	June 30, 2017		December 31, 2016
	Cash Collateral	Cash Collateral	Cash Collateral	Cash Collateral
	Received	Paid	Received	Paid
	Netted Against	Netted Against	Netted Against	Netted Against
	Risk Management	Risk Management	Risk Management	Risk Management
Company	Assets	Liabilities	Assets	Liabilities
	(in millions)
AEP	$9.2	$24.0	$7.9	$7.6
APCo	2.1	0.1	0.5	0.7
I&M	2.3	—	0.3	0.4
OPCo	—	—	0.2	—
PSO	—	—	0.1	—
SWEPCo	—	—	0.1	—

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

Fair Value of Derivative Instruments
June 30, 2017

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$366.0	$8.1	$4.8	$378.9	$(208.4)	$170.5
Long-term Risk Management Assets	340.6	4.1	—	344.7	(59.1)	285.6
Total Assets	706.6	12.2	4.8	723.6	(267.5)	456.1

Current Risk Management Liabilities	260.1	12.1	1.5	273.7	(212.0)	61.7
Long-term Risk Management Liabilities	325.6	55.3	—	380.9	(70.3)	310.6
Total Liabilities	585.7	67.4	1.5	654.6	(282.3)	372.3

Total MTM Derivative Contract Net Assets (Liabilities)	$120.9	$(55.2)	$3.3	$69.0	$14.8	$83.8

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate and Foreign Currency (a)
	(in millions)
Current Risk Management Assets	$264.4	$13.2	$—	$277.6	$(183.1)	$94.5
Long-term Risk Management Assets	315.0	7.7	—	322.7	(33.6)	289.1
Total Assets	579.4	20.9	—	600.3	(216.7)	383.6

Current Risk Management Liabilities	227.2	6.3	—	233.5	(180.1)	53.4
Long-term Risk Management Liabilities	301.0	50.1	1.4	352.5	(36.3)	316.2
Total Liabilities	528.2	56.4	1.4	586.0	(216.4)	369.6

Total MTM Derivative Contract Net Assets (Liabilities)	$51.2	$(35.5)	$(1.4)	$14.3	$(0.3)	$14.0

APCo
Fair Value of Derivative Instruments
June 30, 2017

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$72.3	$(30.7)	$41.6
Long-term Risk Management Assets	6.6	(6.6)	—
Total Assets	78.9	(37.3)	41.6

Current Risk Management Liabilities	29.5	(29.1)	0.4
Long-term Risk Management Liabilities	6.6	(6.2)	0.4
Total Liabilities	36.1	(35.3)	0.8

Total MTM Derivative Contract Net Assets (Liabilities)	$42.8	$(2.0)	$40.8

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$22.7	$(20.1)	$2.6
Long-term Risk Management Assets	1.9	(1.9)	—
Total Assets	24.6	(22.0)	2.6

Current Risk Management Liabilities	20.6	(20.3)	0.3
Long-term Risk Management Liabilities	2.8	(1.9)	0.9
Total Liabilities	23.4	(22.2)	1.2

Total MTM Derivative Contract Net Assets	$1.2	$0.2	$1.4

I&M
Fair Value of Derivative Instruments
June 30, 2017

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$37.9	$(22.1)	$15.8
Long-term Risk Management Assets	4.2	(4.2)	—
Total Assets	42.1	(26.3)	15.8

Current Risk Management Liabilities	21.1	(20.2)	0.9
Long-term Risk Management Liabilities	4.0	(3.8)	0.2
Total Liabilities	25.1	(24.0)	1.1

Total MTM Derivative Contract Net Assets (Liabilities)	$17.0	$(2.3)	$14.7

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$14.9	$(11.4)	$3.5
Long-term Risk Management Assets	1.1	(1.1)	—
Total Assets	16.0	(12.5)	3.5

Current Risk Management Liabilities	11.8	(11.5)	0.3
Long-term Risk Management Liabilities	1.9	(1.1)	0.8
Total Liabilities	13.7	(12.6)	1.1

Total MTM Derivative Contract Net Assets	$2.3	$0.1	$2.4

OPCo
Fair Value of Derivative Instruments
June 30, 2017

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	7.1	—	7.1
Long-term Risk Management Liabilities	123.5	—	123.5
Total Liabilities	130.6	—	130.6

Total MTM Derivative Contract Net Liabilities	$(130.6)	$—	$(130.6)

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.4	$(0.2)	$0.2
Long-term Risk Management Assets	—	—	—
Total Assets	0.4	(0.2)	0.2

Current Risk Management Liabilities	5.9	—	5.9
Long-term Risk Management Liabilities	113.1	—	113.1
Total Liabilities	119.0	—	119.0

Total MTM Derivative Contract Net Liabilities	$(118.6)	$(0.2)	$(118.8)
PSO
Fair Value of Derivative Instruments
June 30, 2017

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$9.9	$(0.4)	$9.5
Long-term Risk Management Assets	—	—	—
Total Assets	9.9	(0.4)	9.5

Current Risk Management Liabilities	0.4	(0.4)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.4	(0.4)	—

Total MTM Derivative Contract Net Assets	$9.5	$—	$9.5

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
(in millions)
Current Risk Management Assets	$0.9	$(0.1)	$0.8
Long-term Risk Management Assets	—	—	—
Total Assets	0.9	(0.1)	0.8

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.9	$(0.1)	$0.8

SWEPCo
Fair Value of Derivative Instruments
June 30, 2017

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.9	$(0.4)	$12.5
Long-term Risk Management Assets	—	—	—
Total Assets	12.9	(0.4)	12.5

Current Risk Management Liabilities	0.9	(0.4)	0.5
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.9	(0.4)	0.5

Total MTM Derivative Contract Net Assets	$12.0	$—	$12.0

Fair Value of Derivative Instruments
December 31, 2016

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$1.1	$(0.2)	$0.9
Long-term Risk Management Assets	—	—	—
Total Assets	1.1	(0.2)	0.9

Current Risk Management Liabilities	0.4	(0.1)	0.3
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.4	(0.1)	0.3

Total MTM Derivative Contract Net Assets (Liabilities)	$0.7	$(0.1)	$0.6

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

The tables below present the Registrants’ activity of derivative risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2017

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$0.6	$—	$—	$—	$—	$—
Generation & Marketing Revenues	10.3	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(0.1)	0.5	—	—	—
Purchased Electricity for Resale	1.5	0.5	0.2	—	—	—
Other Operation Expense	0.2	—	—	—	—	—
Maintenance Expense	0.1	—	—	—	—	—
Regulatory Assets (a)	(3.1)	5.7	—	(8.6)	—	—
Regulatory Liabilities (a)	41.0	13.6	6.4	—	8.7	10.4
Total Gain (Loss) on Risk Management Contracts	$50.6	$19.7	$7.1	$(8.6)	$8.7	$10.4

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended June 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.1	$—	$—	$—	$—	$—
Generation & Marketing Revenues	21.1	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(1.0)	0.9	—	—	—
Sales to AEP Affiliates	—	1.0	1.8	—	—	—
Purchased Electricity for Resale	1.3	0.5	—	—	—	—
Other Operation Expense	(0.2)	—	—	(0.1)	—	(0.1)
Maintenance Expense	(0.4)	—	—	(0.1)	—	—
Regulatory Assets (a)	(14.3)	(12.6)	1.1	(5.6)	0.3	2.6
Regulatory Liabilities (a)	17.1	6.4	1.8	—	2.9	6.5
Total Gain (Loss) on Risk Management Contracts	$24.7	$(5.7)	$5.6	$(5.8)	$3.2	$9.0

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2017

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utility Revenues	$6.1	$—	$—	$—	$—	$—
Generation & Marketing Revenues	20.8	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	0.3	5.7	—	—	0.1
Purchased Electricity for Resale	3.9	1.3	0.3	—	—	—
Other Operation Expense	0.4	—	—	—	—	—
Maintenance Expense	0.3	—	—	—	—	—
Regulatory Assets (a)	(18.0)	(0.1)	(0.2)	(17.2)	—	(0.2)
Regulatory Liabilities (a)	66.2	24.5	13.2	—	11.1	15.0
Total Gain (Loss) on Risk Management Contracts	$79.7	$26.0	$19.0	$(17.2)	$11.1	$14.9

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Six Months Ended June 30, 2016

Location of Gain (Loss)	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.7	$—	$—	$—	$—	$—
Generation & Marketing Revenues	40.9	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	(1.8)	2.5	—	—	—
Sales to AEP Affiliates	—	2.1	5.8	—	—	—
Purchased Electricity for Resale	3.4	1.9	0.1	—	—	—
Other Operation Expense	(0.9)	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)
Maintenance Expense	(1.2)	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)
Regulatory Assets (a)	(28.4)	(12.4)	1.4	(20.5)	0.3	2.7
Regulatory Liabilities (a)	29.3	22.3	5.7	(15.2)	2.4	11.0
Total Gain (Loss) on Risk Management Contracts	$43.8	$11.8	$15.3	$(36.1)	$2.5	$13.4

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
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

AEP records realized and unrealized gains or losses on interest rate swaps that are designated and qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the statements of income. The following table shows the results of hedging gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Gain (Loss) on Fair Value Hedging Instruments	$0.4	$0.6	$(0.1)	$4.1
Gain (Loss) on Fair Value Portion of Long-term Debt	(0.4)	(0.6)	0.1	(4.1)

During the three and six months ended June 30, 2017 and 2016, hedge ineffectiveness was immaterial.

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2017 and 2016, AEP applied cash flow hedging to outstanding power derivatives. During the three and six months ended June 30, 2017 and 2016, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2017 and 2016, AEP applied cash flow hedging to outstanding interest rate derivatives. During the three and six months ended June 30, 2017 and 2016, the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Depreciation and Amortization expense on the statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and six months ended June 30, 2017 and 2016, the Registrants did not apply cash flow hedging to any outstanding foreign currency derivatives.

During the three and six months ended June 30, 2017 and 2016, hedge ineffectiveness was immaterial or nonexistent for all of the hedge strategies disclosed above.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	June 30, 2017		December 31, 2016
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
Hedging Assets (a)	$4.0	$4.8	$11.2	$—
Hedging Liabilities (a)	59.2	—	46.7	—
AOCI Gain (Loss) Net of Tax	(36.0)	(10.4)	(23.1)	(15.7)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	(2.7)	(0.7)	4.3	(1.0)

(a)	Hedging Assets and Hedging Liabilities are included in Risk Management Assets and Liabilities on the balance sheets.

As of June 30, 2017 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 126 months.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	June 30, 2017		December 31, 2016
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
APCo	$2.5	$0.7	$2.9	$0.7
I&M	(11.3)	(1.3)	(12.0)	(1.3)
OPCo	2.5	1.1	3.0	1.1
PSO	3.0	0.8	3.4	0.8
SWEPCo	(6.7)	(1.4)	(7.4)	(1.4)

The actual amounts reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.

Credit Risk

Management mitigates credit risk in wholesale marketing and trading activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. Management uses Moody’s, Standard and Poor’s, and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis.

Master agreements are typically used to facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Collateral requirements in the form of cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. Some master agreements include margining, which requires a counterparty to post cash or letters of credit in the event exposure exceeds the established threshold. A counterparty is required to post cash or letters of credit in the event exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with AEP’s credit policy. In addition, master agreements allow for termination and liquidation of all positions in the event of a default including a failure or inability to post collateral when required.

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

	June 30, 2017			December 31, 2016
	Amount of Collateral	Amount of		Amount of Collateral	Amount of
	That Would	Collateral		That Would	Collateral
	Have Been Required	Attributable to		Have Been Required	Attributable to
	to Post Attributable	Other		to Post Attributable	Other
Company	to RTOs and ISOs	Contracts		to RTOs and ISOs	Contracts
	(in millions)
AEP	$38.7	$197.3	(a)	$9.3	$280.3	(a)
APCo	7.4	—		1.0	—
I&M	4.5	—		0.6	—
PSO	3.7	3.3		2.1	3.2
SWEPCo	6.2	0.1		2.5	0.1

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

June 30, 2017
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
(in millions)
AEP	$247.0	$2.3	$234.1
APCo	—	—	—
I&M	—	—	—

	December 31, 2016
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$259.6	$0.4	$235.8
APCo	0.1	—	—
I&M	0.1	—	—

10.  FAIR VALUE MEASUREMENTS

The disclosures in this note apply to all Registrants except AEPTCo unless indicated otherwise.

Fair Value Hierarchy and Valuation Techniques

The accounting guidance for “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  When quoted market prices are not available, pricing may be completed using comparable securities, dealer values, operating data and general market conditions to determine fair value.  Valuation models utilize various inputs such as commodity, interest rate and, to a lesser degree, volatility and credit that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, market corroborated inputs (i.e. inputs derived principally from, or correlated to, observable market data) and other observable inputs for the asset or liability.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors. AEPSC's market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures. The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President of Generation, Senior Vice President of Commercial Operations and Chief Risk Officer. The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer and Chief Risk Officer in addition to Energy Supply’s President and Vice President.

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

Fair Value Measurements of Long-term Debt (Applies to all Registrants)

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

The book values and fair values of Long-term Debt are summarized in the following table:

	June 30, 2017		December 31, 2016
Company	Book Value	Fair Value	Book Value		Fair Value
	(in millions)
AEP	$19,551.9	$21,857.2	$20,391.2	(a)	$22,211.9	(a)
AEPTCo	1,931.4	2,105.2	1,932.0		1,984.3
APCo	3,990.5	4,734.5	4,033.9		4,613.2
I&M	2,691.4	2,937.7	2,471.4		2,661.6
OPCo	1,742.5	2,098.7	1,763.9		2,092.5
PSO	1,286.3	1,451.5	1,286.0		1,419.0
SWEPCo	2,442.7	2,634.8	2,679.1		2,814.3

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

The following is a summary of Other Temporary Investments:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$193.7	$—	$—	$193.7
Fixed Income Securities – Mutual Funds (b)	93.5	—	(0.7)	92.8
Equity Securities – Mutual Funds	14.7	16.4	—	31.1
Total Other Temporary Investments	$301.9	$16.4	$(0.7)	$317.6

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$211.7	$—	$—	$211.7
Fixed Income Securities – Mutual Funds (b)	92.7	—	(1.0)	91.7
Equity Securities – Mutual Funds	14.4	13.9	—	28.3
Total Other Temporary Investments	$318.8	$13.9	$(1.0)	$331.7

(a)	Primarily represents amounts held for the repayment of debt.

(b)	Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Proceeds from Investment Sales	$—	$—	$—	$—
Purchases of Investments	0.5	0.6	1.0	1.0
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, see Note 3.

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

The following is a summary of nuclear trust fund investments:

	June 30, 2017			December 31, 2016
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$19.2	$—	$—	$18.7	$—	$—
Fixed Income Securities:
United States Government	904.1	33.5	(304.1)	785.4	27.1	(5.5)
Corporate Debt	59.0	3.3	(1.2)	60.9	2.3	(1.4)
State and Local Government	86.7	—	(1.2)	121.1	0.4	(0.7)
Subtotal Fixed Income Securities	1,049.8	36.8	(306.5)	967.4	29.8	(7.6)
Equity Securities - Domestic	1,313.0	735.5	(76.1)	1,270.1	677.9	(79.6)
Spent Nuclear Fuel and Decommissioning Trusts	$2,382.0	$772.3	$(382.6)	$2,256.2	$707.7	$(87.2)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Proceeds from Investment Sales	$801.2	$639.3	$1,289.1	$1,777.0
Purchases of Investments	811.7	644.8	1,317.2	1,796.4
Gross Realized Gains on Investment Sales	177.0	12.2	188.3	28.0
Gross Realized Losses on Investment Sales	132.1	7.9	140.2	15.7

The base cost of fixed income securities was $1 billion and $938 million as of June 30, 2017 and December 31, 2016, respectively.  The base cost of equity securities was $578 million and $592 million as of June 30, 2017 and December 31, 2016, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2017 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$243.9
1 year – 5 years	398.9
5 years – 10 years	160.6
After 10 years	246.4
Total	$1,049.8

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$—	$—	$—	$172.4	$172.4

Other Temporary Investments
Restricted Cash (a)	156.3	1.3	—	36.1	193.7
Fixed Income Securities – Mutual Funds	92.8	—	—	—	92.8
Equity Securities – Mutual Funds (b)	31.1	—	—	—	31.1
Total Other Temporary Investments	280.2	1.3	—	36.1	317.6

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	1.5	388.7	291.0	(233.9)	447.3
Cash Flow Hedges:
Commodity Hedges (c)	—	9.1	1.1	(6.2)	4.0
Interest Rate/Foreign Currency Hedges	—	4.8	—	—	4.8
Total Risk Management Assets	1.5	402.6	292.1	(240.1)	456.1

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	9.6	19.2
Fixed Income Securities:
United States Government	—	904.1	—	—	904.1
Corporate Debt	—	59.0	—	—	59.0
State and Local Government	—	86.7	—	—	86.7
Subtotal Fixed Income Securities	—	1,049.8	—	—	1,049.8
Equity Securities – Domestic (b)	1,313.0	—	—	—	1,313.0
Total Spent Nuclear Fuel and Decommissioning Trusts	1,322.6	1,049.8	—	9.6	2,382.0

Total Assets	$1,604.3	$1,453.7	$292.1	$(22.0)	$3,328.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$4.3	$377.1	$178.9	$(248.7)	$311.6
Cash Flow Hedges:
Commodity Hedges (c)	—	39.5	25.9	(6.2)	59.2
Fair Value Hedges	—	1.5	—	—	1.5
Total Risk Management Liabilities	$4.3	$418.1	$204.8	$(254.9)	$372.3

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

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$15.4	$—	$—	$0.1	$15.5

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	33.2	41.6	(33.2)	41.6

Total Assets	$15.4	$33.2	$41.6	$(33.1)	$57.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$31.7	$0.3	$(31.2)	$0.8

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

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$22.6	$17.0	$(23.8)	$15.8

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	9.6	19.2
Fixed Income Securities:
United States Government	—	904.1	—	—	904.1
Corporate Debt	—	59.0	—	—	59.0
State and Local Government	—	86.7	—	—	86.7
Subtotal Fixed Income Securities	—	1,049.8	—	—	1,049.8
Equity Securities - Domestic (b)	1,313.0	—	—	—	1,313.0
Total Spent Nuclear Fuel and Decommissioning Trusts	1,322.6	1,049.8	—	9.6	2,382.0

Total Assets	$1,322.6	$1,072.4	$17.0	$(14.2)	$2,397.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$21.1	$1.5	$(21.5)	$1.1

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

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding (a)	$—	$—	$—	$27.3	$27.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$130.5	$—	$130.6

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

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$9.9	$(0.4)	$9.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.4	$(0.4)	$—

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$0.7	$(0.1)	$0.8

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2017

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Cash and Cash Equivalents (a)	$—	$—	$—	$1.7	$1.7

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	—	12.9	(0.4)	12.5

Total Assets	$—	$—	$12.9	$1.3	$14.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.4	$0.5	$(0.4)	$0.5

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

(d)
The June 30, 2017 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(1) million in 2017 and $(2) million in periods 2018-2020;  Level 2 matures $6 million in 2017 and $5 million in periods 2018-2020 and $1 million in periods 2023-2032;  Level 3 matures $61 million in 2017, $63 million in periods 2018-2020, $15 million in periods 2021-2022 and $(27) million in periods 2023-2032.  Risk management commodity contracts are substantially comprised of power contracts.

(e)	Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions. Level 1 amounts primarily represent investments in money market funds.

(f)
The December 31, 2016 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows:  Level 1 matures $(2) million in periods 2018-2020; Level 2 matures $20 million in 2017, $4 million in periods 2018-2020, $3 million in periods 2021-2022 and $1 million in periods 2023-2032; Level 3 matures $17 million in 2017, $28 million in periods 2018-2020, $11 million in periods 2021-2022 and $(31) million in periods 2023-2032.  Risk management commodity contracts are substantially comprised of power contracts.

(g)	Substantially comprised of power contracts for the Registrant Subsidiaries.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2017	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2017	$(18.5)	$(5.8)	$2.0	$(124.6)	$0.4	$0.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	17.1	12.2	0.6	(0.1)	0.8	1.4
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	8.7	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	12.1	—	—	—	—	—
Settlements	(16.1)	(6.4)	(2.7)	1.9	(1.3)	(1.9)
Transfers into Level 3 (d) (e)	6.2	—	—	—	—	—
Transfers out of Level 3 (e)	(1.1)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	78.9	41.3	15.6	(7.7)	9.6	12.4
Balance as of June 30, 2017	$87.3	$41.3	$15.5	$(130.5)	$9.5	$12.4

Three Months Ended June 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2016	$141.3	$2.6	$3.7	$(10.9)	$0.6	$0.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	16.0	8.6	3.5	(0.2)	(0.4)	2.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	2.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	17.3	—	—	—	—	—
Settlements	(17.5)	(6.8)	(4.6)	1.7	(0.2)	(3.5)
Transfers into Level 3 (d) (e)	8.2	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(18.9)	(17.3)	0.9	(5.2)	1.1	1.5
Balance as of June 30, 2016	$149.3	$(12.9)	$3.5	$(14.6)	$1.1	$1.4

Six Months Ended June 30, 2017	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2016	$2.5	$1.4	$2.8	$(119.0)	$0.7	$0.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	32.0	16.9	3.9	(4.3)	3.1	6.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	25.2	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(5.1)	—	—	—	—	—
Settlements	(44.3)	(18.6)	(6.9)	4.1	(3.8)	(6.8)
Transfers into Level 3 (d) (e)	10.7	—	—	—	—	—
Transfers out of Level 3 (e)	(9.4)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	75.7	41.6	15.7	(11.3)	9.5	12.5
Balance as of June 30, 2017	$87.3	$41.3	$15.5	$(130.5)	$9.5	$12.4

Six Months Ended June 30, 2016	AEP	APCo (a)	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2015	$146.9	$11.7	$4.3	$15.9	$0.6	$0.8
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (b) (c)	41.3	25.1	6.7	(1.4)	(1.0)	7.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (b)	24.8	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	18.8	—	—	—	—	—
Settlements	(60.0)	(34.5)	(9.2)	3.1	0.4	(8.4)
Transfers into Level 3 (d) (e)	8.1	—	—	—	—	—
Transfers out of Level 3 (e)	10.9	0.1	0.1	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(41.5)	(15.3)	1.6	(32.2)	1.1	1.3
Balance as of June 30, 2016	$149.3	$(12.9)	$3.5	$(14.6)	$1.1	$1.4

(a)	Includes both affiliated and nonaffiliated transactions.

(b)	Included in revenues on the statements of income.

(c)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(d)	Represents existing assets or liabilities that were previously categorized as Level 2.

(e)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(f)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory liabilities/assets or accounts payable.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
June 30, 2017
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$201.0	$200.8	Discounted Cash Flow	Forward Market Price (a)	$10.98	$99.44	$38.28
				Counterparty Credit Risk (b)	19	783	288
FTRs	91.1	4.0	Discounted Cash Flow	Forward Market Price (a)	(6.70)	7.35	0.36
Total	$292.1	$204.8

Significant Unobservable Inputs
December 31, 2016
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$183.8	$187.1	Discounted Cash Flow	Forward Market Price (a)	$6.51	$86.59	$39.40
				Counterparty Credit Risk (b)	35	824	391
FTRs	10.1	4.3	Discounted Cash Flow	Forward Market Price (a)	(7.99)	8.91	0.86
Total	$193.9	$191.4

Significant Unobservable Inputs
June 30, 2017
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.8	$0.1	Discounted Cash Flow	Forward Market Price	$17.85	$46.97	$33.62
FTRs	40.8	0.2	Discounted Cash Flow	Forward Market Price	0.10	7.35	1.23
Total	$41.6	$0.3

Significant Unobservable Inputs
December 31, 2016
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.4	$0.4	Discounted Cash Flow	Forward Market Price	$19.68	$48.55	$36.34
FTRs	3.5	2.1	Discounted Cash Flow	Forward Market Price	(0.23)	8.91	2.37
Total	$3.9	$2.5

Significant Unobservable Inputs
June 30, 2017
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.6	$0.1	Discounted Cash Flow	Forward Market Price	$17.85	$46.97	$33.62
FTRs	16.4	1.4	Discounted Cash Flow	Forward Market Price	0.01	6.93	0.79
Total	$17.0	$1.5

Significant Unobservable Inputs
December 31, 2016
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.3	$0.2	Discounted Cash Flow	Forward Market Price	$19.68	$48.55	$36.34
FTRs	2.7	—	Discounted Cash Flow	Forward Market Price	(7.90)	8.91	1.32
Total	$3.0	$0.2

Significant Unobservable Inputs
June 30, 2017
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$130.5	Discounted Cash Flow	Forward Market Price (a)	$27.17	$66.88	$43.36
				Counterparty Credit Risk (b)	19	302	214
Total	$—	$130.5

Significant Unobservable Inputs
December 31, 2016
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$119.0	Discounted Cash Flow	Forward Market Price (a)	$30.14	$71.85	$47.45
				Counterparty Credit Risk (b)	47	340	272
Total	$—	$119.0
Significant Unobservable Inputs
June 30, 2017
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$9.9	$0.4	Discounted Cash Flow	Forward Market Price	$(6.70)	$0.13	$(0.67)

Significant Unobservable Inputs
December 31, 2016
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.7	$—	Discounted Cash Flow	Forward Market Price	$(7.99)	$1.03	$(0.36)

Significant Unobservable Inputs
June 30, 2017
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$12.9	$0.5	Discounted Cash Flow	Forward Market Price	$(6.70)	$0.13	$(0.67)

Significant Unobservable Inputs
December 31, 2016
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$0.8	$0.1	Discounted Cash Flow	Forward Market Price	$(7.99)	$1.03	$(0.36)

(a)	Represents market prices in dollars per MWh.

(b)	Represents prices of credit default swaps used to calculate counterparty credit risk, reported in basis points.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of June 30, 2017 and December 31, 2016:

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

Effective Tax Rates (ETR)

The interim ETR for AEP’s operating companies reflect the estimated annual ETR for 2017 and 2016, adjusted for tax expense associated with certain discrete items. The interim ETR differs from the federal statutory tax rate of 35% primarily due to tax adjustments, state income taxes and other book/tax differences which are accounted for on a flow-through basis.

The ETR from continuing operations for each of the Registrants are included in the following table. Significant variances in the ETR are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2017	2016	2017	2016
AEP	34.6%	24.3%	36.5%	28.8%
AEPTCo	34.2%	33.1%	33.9%	32.1%
APCo	36.5%	35.9%	36.5%	36.3%
I&M	27.6%	32.9%	29.6%	28.1%
OPCo	34.9%	34.1%	34.9%	34.5%
PSO	37.6%	36.2%	37.6%	35.5%
SWEPCo	29.7%	23.6%	32.4%	23.7%

AEP

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The increase in the ETR is primarily due to the reversal of a $56 million unrealized capital loss valuation allowance in the second quarter of 2016. The reversal of the unrealized capital loss valuation allowance was the result of AEP effectively settling a 2011 audit issue with the IRS. This increase in the ETR was partially offset by a decrease in pretax book income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The increase in the ETR is primarily due to the reversal of the $56 million unrealized capital loss valuation allowance in the second quarter of 2016 described above and an increase in state income taxes resulting primarily from the sale of certain merchant generation assets in the first quarter of 2017 and an increase in pretax book income.

I&M

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The decrease in the ETR is primarily due to a decrease in pretax book income. This decrease in the ETR was partially offset by changes in other book/tax differences which are accounted for on a flow-through basis.

PSO

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The increase in the ETR is primarily due to the recording of favorable federal and state income tax adjustments in 2016.

SWEPCo

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The increase in the ETR is primarily due to the recording of net favorable federal and state income tax adjustments in 2016 and changes in other book/tax differences which are accounted for on a flow-through basis.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The increase in the ETR is primarily due to the recording of net favorable federal and state income tax adjustments in 2016 and changes in other book/tax differences which are accounted for on a flow-through basis.

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

State Tax Legislation (Applies to AEP, APCo and I&M)

Legislation was passed by the state of Illinois in July 2017 increasing the corporate income tax rate from 5.25% to 7% effective July 1, 2017, with the increased rate applied to the portion of the tax year falling on or after that date. With the inclusion of the 2.5% Illinois Replacement Tax, the total Illinois corporate income tax rate will increase from 7.75% to 9.5%, effective July 1, 2017. The legislation will not materially impact net income, cash flows or financial condition.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding:

Type of Debt	June 30, 2017	December 31, 2016
	(in millions)
Senior Unsecured Notes	$14,728.9	$14,761.0	(b)
Pollution Control Bonds	1,611.1	1,725.1
Notes Payable	259.7	326.9
Securitization Bonds	1,555.8	1,705.0
Spent Nuclear Fuel Obligation (a)	267.1	266.3
Other Long-term Debt	1,129.3	1,606.9
Total Long-term Debt Outstanding	19,551.9	20,391.2	(b)
Long-term Debt Due Within One Year	2,755.0	3,013.4	(b)
Long-term Debt	$16,796.9	$17,377.8	(b)

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $310 million and $311 million as of June 30, 2017 and December 31, 2016, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

(b)
Amounts include debt related to the Lawrenceburg Plant that has been classified as Liabilities Held for Sale on the balance sheet. See “Gavin, Waterford, Darby and Lawrenceburg Plants (Generation & Marketing Segment)” section of Note 6 for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2017 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in millions)	(%)
APCo	Senior Unsecured Notes	$325.0	3.30	2027
I&M	Pollution Control Bonds	25.0	Variable	2019
I&M	Pollution Control Bonds	40.0	2.05	2021
I&M	Pollution Control Bonds	52.0	Variable	2021
I&M	Senior Unsecured Notes	300.0	3.75	2047
SWEPCo	Other Long-term Debt	115.0	Variable	2020

Non-Registrant:
KPCo	Pollution Control Bonds	65.0	2.00	2020
Transource Missouri	Other Long-term Debt	7.0	Variable	2018
Transource Energy	Other Long-term Debt	132.1	Variable	2020
Total Issuances		$1,061.1

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
APCo	Senior Unsecured Notes	$250.0	5.00	2017
APCo	Securitization Bonds	11.5	2.008	2024
APCo	Pollution Control Bonds	104.4	Variable	2017
I&M	Notes Payable	3.3	Variable	2017
I&M	Pollution Control Bonds	25.0	Variable	2017
I&M	Notes Payable	14.9	Variable	2019
I&M	Notes Payable	15.8	Variable	2019
I&M	Notes Payable	15.9	Variable	2020
I&M	Pollution Control Bonds	52.0	Variable	2017
I&M	Notes Payable	15.7	Variable	2021
I&M	Other Long-term Debt	0.7	6.00	2025
I&M	Pollution Control Bonds	50.0	Variable	2025
OPCo	Securitization Bonds	22.5	0.958	2018
PSO	Other Long-term Debt	0.2	3.00	2027
SWEPCo	Senior Unsecured Notes	250.0	5.55	2017
SWEPCo	Other Long-term Debt	100.0	Variable	2017
SWEPCo	Other Long-term Debt	0.1	3.50	2023
SWEPCo	Other Long-term Debt	0.1	4.28	2023
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
AEGCo	Senior Unsecured Notes	152.7	6.33	2037
AGR	Other Long-term Debt	500.0	Variable	2017
KPCo	Pollution Control Bonds	65.0	Variable	2017
TCC	Securitization Bonds	27.2	0.88	2017
TCC	Securitization Bonds	89.9	5.17	2018
Transource Missouri	Other Long-term Debt	130.8	Variable	2018
Total Retirements and Principal Payments		$1,899.3

In July 2017, I&M retired $5 million of Notes Payable related to DCC Fuel.

In July 2017, OPCo retired $24 million of Securitization Bonds.

In July 2017, AEP Texas retired $71 million of Securitization Bonds.

As of June 30, 2017, trustees held, on behalf of AEP, $728 million of their reacquired Pollution Control Bonds. Of this total, $104 million, $50 million and $345 million related to APCo, I&M and OPCo, respectively.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture also limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. The method for calculating the consolidated tangible net assets is contractually defined in the note purchase agreements.

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

As of June 30, 2017, the Federal Power Act restriction does not limit the ability of the AEP subsidiaries to pay dividends out of retained earnings.

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

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries, and a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2017 and December 31, 2016 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and their corresponding authorized borrowing limits for the six months ended June 30, 2017 are described in the following table:

	Maximum		Average		Net
	Borrowings	Maximum	Borrowings	Average	Borrowings from	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	June 30, 2017	Limit
	(in millions)
AEPTCo	$333.3	$52.9	$170.7	$12.3	$246.3	$795.0	(a)
APCo	231.5	160.7	179.1	36.4	100.9	600.0
I&M	367.4	12.6	258.6	12.6	30.8	500.0
OPCo	243.7	56.2	91.7	27.9	190.5	400.0
PSO	185.2	—	123.6	—	141.4	300.0
SWEPCo	187.5	178.6	132.4	169.5	58.6	350.0

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have through their agreements with the FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC, which is a participant in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of June 30, 2017 and December 31, 2016 are included in Advances to Affiliates on SWEPCo’s balance sheets. For the six months ended June 30, 2017, Mutual Energy SWEPCo, LLC had the following activity in the Nonutility Money Pool:

Maximum	Average	Loans
Loans	Loans	to the Nonutility
to the Nonutility	to the Nonutility	Money Pool as of
Money Pool	Money Pool	June 30, 2017
(in millions)
$2.0	$2.0	$2.0

AEP has a direct financing relationship with AEPTCo to meet their short-term borrowing needs. The amounts of outstanding loans to (borrowings from) AEP as of June 30, 2017 and December 31, 2016 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP for the six months ended June 30, 2017 is described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	June 30, 2017	June 30, 2017	Borrowing Limit
(in millions)
$1.1	$78.9	$1.1	$34.8	$1.1	$22.2	$75.0

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Six Months Ended June 30,
	2017	2016
Maximum Interest Rate	1.44%	0.84%
Minimum Interest Rate	0.92%	0.69%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed		for Funds Loaned
	from the Utility Money Pool for		to the Utility Money Pool for
	Six Months Ended June 30,		Six Months Ended June 30,
Company	2017	2016	2017	2016
AEPTCo	1.25%	0.76%	0.99%	0.74%
APCo	1.17%	0.75%	1.22%	0.75%
I&M	1.20%	0.72%	1.18%	0.75%
OPCo	1.31%	0.79%	0.98%	0.74%
PSO	1.23%	0.76%	—%	0.73%
SWEPCo	1.20%	0.75%	0.98%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized for Mutual Energy SWEPCo, LLC in the following table:

	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate
Six Months	for Funds Loaned	for Funds Loaned	for Funds Loaned
Ended	to the Nonutility	to the Nonutility	to the Nonutility
June 30,	Money Pool	Money Pool	Money Pool
2017	1.44%	—%	1.17%
2016	0.84%	0.69%	0.75%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Six Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
June 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2017	1.44%	0.92%	1.44%	0.92%	1.18%	1.21%
2016	0.84%	0.69%	0.84%	0.69%	0.75%	0.75%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		June 30, 2017		December 31, 2016
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(in millions)		(in millions)
AEP	Securitized Debt for Receivables (b)	$519.0	1.09%	$673.0	0.70%
AEP	Commercial Paper	1,324.0	1.43%	1,040.0	1.02%
SWEPCo	Notes Payable	8.7	2.77%	—	—%
	Total Short-term Debt	$1,851.7		$1,713.0

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in June 2019.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	1.17%	0.63%	1.09%	0.61%
Net Uncollectible Accounts Receivable Written Off	$5.3	$4.1	$11.2	$9.8

	June 30, 2017	December 31, 2016
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$921.7	$945.0
Short-term – Securitized Debt of Receivables	519.0	673.0
Delinquent Securitized Accounts Receivable	44.3	42.7
Bad Debt Reserves Related to Securitization	27.7	27.7
Unbilled Receivables Related to Securitization	347.9	322.1

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to Registrant Subsidiaries, except AEPTCo)

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement for each Registrant Subsidiary was as follows:

Company	June 30, 2017	December 31, 2016
	(in millions)
APCo	$127.5	$142.0
I&M	145.6	136.7
OPCo	322.4	388.3
PSO	136.1	110.4
SWEPCo	163.5	130.9

The fees paid by the Registrant Subsidiaries to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2017	2016	2017	2016
	(in millions)
APCo	$1.3	$2.0	$2.7	$3.8
I&M	1.6	1.7	3.1	3.6
OPCo	4.7	7.4	10.4	15.3
PSO	1.7	1.5	3.2	2.9
SWEPCo	1.8	1.7	3.4	3.2

The Registrant Subsidiaries’ proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2017	2016	2017	2016
	(in millions)
APCo	$324.2	$325.5	$693.9	$709.9
I&M	390.7	384.1	809.0	772.2
OPCo	493.1	613.7	1,125.4	1,260.3
PSO	328.7	309.2	615.5	581.3
SWEPCo	404.6	387.4	745.8	723.5

CONTROLS AND PROCEDURES

During the second quarter of 2017, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2017, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The AEP 2016 Annual Report on Form 10-K and the AEPTCo 2016 Annual Report included within AEPTCo’s Registration Statement includes a detailed discussion of risk factors.  As of June 30, 2017, there have been no material changes to the risk factors previously disclosed in AEPTCo’s Registration Statement. As of June 30, 2017, the risk factor appearing in AEP’s 2016 Annual Report under the heading set forth below is supplemented and updated as follows:

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

Through I&M, AEP owns the Cook Plant.  It consists of two nuclear generating units for a rated capacity of 2,278 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

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

•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

•	Uncertainties related to reliance on a vendor for manufacturing nuclear fuel and for providing specialized engineering services and parts.

There can be no assurance that I&M’s preparations or risk mitigation measures will be adequate if these risks are triggered.

The Nuclear Regulatory Commission has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants.  In addition, although management has no reason to anticipate a serious nuclear incident at the Cook Plant, if an incident did occur, it could harm results of operations or financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Moreover, a major incident at any nuclear facility in the U.S. could require AEP or I&M to make material contributory payments.

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

Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication, and ongoing engineering projects. The most significant of these relate to Cook Plant fuel fabrication. In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. It intends to reorganize, not cease business operations. However, it is in the early stages of the bankruptcy process and it is unclear whether the company can successfully reorganize. In the event Westinghouse rejects I&M’s contracts, or is unable to reorganize or sell its profitable businesses in the bankruptcy, Cook Plant’s operations would be significantly impacted and potentially shut down temporarily as I&M seeks other vendors for these services.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended June 30, 2017.

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10	AEP System Stock Ownership Requirement Plan Amended and Restated effective June 20, 2017	X
12	Computation of Consolidated Ratio of Earnings to Fixed Charges	X	X	X	X	X	X	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X
95	Mine Safety Disclosures							X
101.INS	XBRL Instance Document	X	X	X	X	X	X	X
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X

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

AEP TRANSMISSION COMPANY, LLC
APPALACHIAN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/ Joseph M. Buonaiuto
Joseph M. Buonaiuto
Controller and Chief Accounting Officer

Date:  July 27, 2017