Form 10-Q
period 2018-09-30
AMERICAN ELECTRIC POWER CO INC; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; AEP Transmission Company, LLC; AEP Texas Inc.
filed 2018-10-25
CIK 4904, 81027, 92487, 6879, 50172, 73986, 1702494, 1721781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2018
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

Number of shares of common stock outstanding of the Registrants as of
October 25, 2018

American Electric Power Company, Inc.	493,108,827
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

(a)	100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.

NA	Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2018

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	54

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	61
Condensed Consolidated Financial Statements	66

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	73
Condensed Consolidated Financial Statements	76

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	82
Condensed Consolidated Financial Statements	87

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	94
Condensed Consolidated Financial Statements	99

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	106
Condensed Consolidated Financial Statements	111

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	118
Condensed Financial Statements	123

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	130
Condensed Consolidated Financial Statements	135

Index of Condensed Notes to Condensed Financial Statements of Registrants	141

Controls and Procedures	247

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	248
Item 1A.	Risk Factors	248
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	249
Item 3.	Defaults Upon Senior Securities	249
Item 4.	Mine Safety Disclosures	249
Item 5.	Other Information	250
Item 6.	Exhibits:	250
	Exhibit 4
	Exhibit 10
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 95
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		251

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

APSC	Arkansas Public Service Commission.
ARAM	Average Rate Assumption Method, an IRS approved method used to calculate the reversal of Excess ADIT for ratemaking purposes.
ASC	Accounting Standard Codification.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A generation plant consisting of three coal-fired generating units totaling 1,695 MW located in Conesville, Ohio. The plant is jointly owned by AGR and a non-affiliate entity.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,278 MW nuclear plant owned by I&M.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel VII, DCC Fuel VIII, DCC Fuel IX, DCC Fuel X, DCC Fuel XI and DCC Fuel XII consolidated variable interest entities formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
Desert Sky	Desert Sky Wind Farm, a 168 MW wind electricity generation facility located on Indian Mesa in Pecos County, Texas.

i

Term	Meaning

DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
DIR	Distribution Investment Rider.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated variable interest entity of AEP.
ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETR	Effective tax rates.
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

Oklaunion Power Station	A single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant is jointly owned by AEP Texas, PSO and certain non-affiliated entities.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefit Plans.
OSS	Off-System Sales.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 47.5 MW located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Risk Management Contracts	Trading and nontrading derivatives, including those derivatives designated as cash flow and fair value hedges.
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

Trent	Trent Wind Farm, a 154 MW wind electricity generation facility located between Abilene and Sweetwater in West Texas.
Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UMWA	United Mine Workers of America.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
Wind Catcher Project
Wind Catcher Energy Connection Project, a joint PSO and SWEPCo project that was cancelled in July 2018. The project included the acquisition of a wind generation facility, totaling approximately 2,000 MW of wind generation, and the construction of a generation interconnection tie-line totaling approximately 350 miles.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the third quarter of 2018 increased by 0.3% compared to the third quarter of 2017. AEP’s third quarter 2018 industrial sales increased by 2.4% compared to the third quarter of 2017. The growth in industrial sales was spread across most operating companies and driven by growth in the oil and gas sector. Weather-normalized residential sales decreased 0.8% in the third quarter of 2018 compared to the third quarter of 2017. Weather-normalized commercial sales decreased by 0.5% in the third quarter of 2018 compared to the third quarter of 2017.

AEP’s weather-normalized retail sales volumes for the nine months ended September 30, 2018 increased by 1.2% compared to the nine months ended September 30, 2017. AEP’s industrial sales volumes for the nine months ended September 30, 2018 increased 2.6% compared to the nine months ended September 30, 2017. The growth in industrial sales was spread across many industries and most operating companies. Weather-normalized residential and commercial sales increased 0.7% and 0.2%, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Wind Catcher Project

In July 2017, PSO and SWEPCo submitted filings with the OCC, LPSC, APSC and PUCT requesting various regulatory approvals needed for the companies to proceed with the Wind Catcher Project. The Wind Catcher Project included the acquisition of a wind generation facility, totaling approximately 2,000 MWs of wind generation, and the construction of a generation interconnection tie-line totaling approximately 350 miles. Total investment for the project was estimated to be $4.5 billion and would serve both retail and FERC wholesale load. PSO and SWEPCo would have had 30% and 70% ownership shares, respectively, in these assets.

In July 2018, the PUCT denied SWEPCo’s request for a Certificate of Public Convenience and Necessity to proceed with the Wind Catcher Project. PSO and SWEPCo subsequently cancelled the Wind Catcher Project.

Other Renewable Generation

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

Contracted Renewable Generation Facilities

AEP continues to develop its renewable portfolio within the Generation & Marketing segment.  Activities include working directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies.  Generation & Marketing also develops and/or acquires large scale renewable generation projects that are backed with long-term contracts.  As of September 30, 2018, subsidiaries within AEP’s Generation & Marketing segment have approximately 400 MWs of contracted renewable generation projects in operation.  In addition, as of September 30, 2018, these subsidiaries have approximately 10 MWs of new renewable generation projects under construction with total estimated capital costs of $27 million related to these projects.

In January 2018, AEP admitted a nonaffiliate as a member of Desert Sky Wind Farm LLC and Trent Wind Farm LLC (collectively “the LLCs”) to own and repower Desert Sky and Trent.  The nonaffiliated member contributed full turbine sets to each project in exchange for a 20.1% interest in the LLCs. AEP has contributed substantially all of its cash equity capital commitment of $235 million related to its 79.9% share of the LLCs, or 257 MW. The wind farms are fully repowered and in-service as of September 30, 2018. AEP is subject to a put and a call option after certain conditions are met, either of which would liquidate the nonaffiliated member’s interest. See Note 13 - Variable Interest Entities for additional information.

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

In September 2018, OPCo, consistent with its commitment in the previously approved PPA application, submitted a filing with the PUCO demonstrating a need for up to 900 MWs of economically beneficial renewable resources in Ohio. This filing was followed by a separate filing for two solar Renewable Energy Purchase Agreements totaling 400 MWs. The solar generation facilities, if approved, are expected to be in-service by the end of 2021.

Federal Tax Reform

In December 2017, Tax Reform legislation was signed into law. Tax Reform includes significant changes to the Internal Revenue Code of 1986, as amended, and had a material impact on the Registrants’ financial statements in the reporting period of its enactment. Tax Reform lowered the corporate federal income tax rate from 35% to 21%. Tax Reform provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, impact bonus depreciation for certain property acquired and placed in service after September 27, 2017 and continue certain rate normalization requirements for accelerated depreciation benefits.

The mechanism and time period to provide the benefits of Tax Reform to customers varies by jurisdiction. Tax Reform did not have a material impact on net income in the third quarter of 2018 and is not expected to have a material impact on future net income. However, the Registrants will experience a decrease in future cash flows primarily due to the elimination of bonus depreciation, the reduction in the federal tax rate from 35% to 21% and the flow back of Excess ADIT. Further, the Registrants expect that access to capital markets will be sufficient to satisfy any liquidity needs that result from any such decrease in future cash flows.

Provisional Amounts

The Registrants applied Staff Accounting Bulletin 118 (SAB 118), issued by the SEC staff in December 2017, and made reasonable estimates for the measurement and accounting of the effects of Tax Reform which are reflected in the financial statements as provisional amounts based on the best information available. While the Registrants were able to make reasonable estimates of the impact of Tax Reform in 2017, the final impact may differ from the recorded provisional amounts to the extent refinements are made to the estimated cumulative differences or as a result of additional guidance or technical corrections that may be issued by the IRS that may impact management’s interpretation and assumptions utilized. The Registrants expect to complete the analysis of the provisional items during the fourth quarter of 2018.

Reduction in the Corporate Federal Income Tax Rate - Pending Rate Reductions

State utility commissions have issued orders or instructions requiring public utilities, including the Registrants, to record liabilities to reflect the impact of the reduction in the corporate federal income tax rate in excess of the enacted corporate federal income tax rate of 21% beginning in 2018. As described in Note 4 - Rate Matters, certain Registrants have received state utility commission orders and have reflected the lower corporate federal income tax rate in current customer rates. As of September 30, 2018, AEP has recorded estimated provisions for revenue refunds totaling $150 million as a result of the reduction in the corporate federal tax rate.

Excess ADIT - Pending Rate Reductions

As of September 30, 2018, the Registrants have approximately $4.3 billion of Excess ADIT, as well as an incremental liability of $1.1 billion to reflect the $4.3 billion Excess ADIT on a pretax basis, presented in Regulatory Liabilities and Deferred Investment Tax Credits on the balance sheets.  The Excess ADIT is reflected on a pretax basis to appropriately contemplate future tax consequences in the periods when the regulatory liability is settled.  As of September 30, 2018, approximately $3.4 billion of the Excess ADIT relates to temporary differences associated with certain depreciable property subject to rate normalization requirements.

As reflected in the Registrants’ respective estimated annual ETR for 2018, AEP’s regulated public utilities began amortizing the Excess ADIT associated with certain depreciable property subject to rate normalization requirements using the ARAM during the first quarter of 2018. As a result of state utility commission orders or instructions, the Registrants have recorded estimated provisions for revenue refund offsetting the amortization of the Excess ADIT to the extent not yet reflected in current customer rates. As of September 30, 2018, AEP has recorded estimated provisions for revenue refunds totaling $36 million.

In addition, with respect to the remaining $0.9 billion of Excess ADIT recorded in Regulatory Liabilities and Deferred Investment Tax Credits that are not subject to rate normalization requirements, the Registrants have received state utility commission orders or instructions and a filed FERC settlement agreement to begin amortization.

Merchant Coal Generation Assets

In September 2018, management announced plans to close Oklaunion Power Station by October 2020. In October 2018, management announced plans to close Conesville Plant in May 2020.  The closures are not expected to have a material impact on net income, cash flows or financial condition.

Racine

A project to reconstruct a defective dam structure at Racine began in the first quarter of 2017. In December 2017, an impairment analysis was triggered by the expected costs of the dam reconstruction activities, resulting in a pretax impairment charge equal to Racine’s net book value of $43 million as of December 31, 2017.

Construction activities at Racine continued through 2018, accumulating new capital expenditures of $35 million as of September 30, 2018. Due to a significant increase in estimated costs to complete the reconstruction project, in the third quarter of 2018, an impairment analysis was performed resulting in an impairment of $35 million. AEP expects to incur additional capital expenditures to complete the reconstruction project, at which point the fair value of Racine, as fully operational, is expected to approximate the amount of those remaining estimated capital expenditures. Future revisions in cost estimates could result in additional losses which could reduce future net income and cash flows.

Hurricane Harvey

In August 2017, Hurricane Harvey hit the coast of Texas, causing power outages in the AEP Texas service territory. Rebuilding efforts are expected to continue through the end of 2018 and AEP Texas’ total costs related to this storm are not yet final. AEP Texas has a PUCT approved catastrophe reserve which allows for the deferral of incremental storm expenses as a regulatory asset, and currently recovers approximately $1 million of storm costs annually through base rates. As of September 30, 2018, the total balance of AEP Texas’ regulatory asset for deferred storm costs is approximately $150 million, inclusive of approximately $127 million of incremental storm expenses related to Hurricane Harvey. As of September 30, 2018, AEP Texas has recorded approximately $205 million of capital expenditures related to Hurricane Harvey. Also, as of September 30, 2018, AEP Texas has received $10 million in insurance proceeds, and has recorded a receivable for an additional $4 million that will be received in the fourth quarter of 2018, which were applied to the Hurricane Harvey related regulatory asset and property, plant and equipment balances. Management, in conjunction with the insurance adjusters, is reviewing all damages to determine the extent of coverage for additional insurance reimbursement. Any future insurance recoveries received will be applied to, and will offset, the regulatory asset and property, plant and equipment, as applicable.

Management believes the amount recorded as a regulatory asset is probable of recovery and is in the process of requesting securitization of the distribution portion of the regulatory asset. The standard process for securitization of storm cost recovery in Texas requires two filings with the PUCT. In August 2018, AEP Texas filed a Determination of System Restoration Costs with the PUCT for total estimated storm costs in the amount of $425 million, which includes estimated carrying costs. The estimated value of the total storm costs net of insurance proceeds, tax credits and Excess ADIT is $370 million. AEP Texas intends to request securitization for distribution related assets of $253 million while the remaining $117 million of transmission related assets will be recovered through interim transmission filings or an upcoming base rate case. The request for securitization is expected to occur by the first quarter of 2019.

In October 2018, intervenors filed testimony requesting a $24 million reduction in AEP Texas’ Determination of System Restoration Costs. Also in October 2018, the PUCT staff filed testimony requesting a $4 million reduction AEP Texas’ Determination of System Restoration Costs. Settlement negotiations are ongoing. If the ultimate costs of the incident are not recovered by insurance or through the regulatory process, it could have an adverse effect on future net income, cash flows and financial condition.

June 2015 - May 2018 ESP Including PPA Application and Proposed ESP Extension through 2024

In April 2018, the PUCO issued an order approving the ESP extension through May 2024 which includes: (a) an extension of the OVEC PPA rider, (b) a 10% return on common equity on capital costs for certain riders, (c) the continuation of riders previously approved in the June 2015 - May 2018 ESP, (d) revenue caps related to OPCo’s DIR ranging from $215 million to $290 million for the periods 2018 through 2021, (e) the addition of various new riders, including a Smart City Rider and a Renewable Generation Rider, (f) a decrease in annual depreciation rates, effective June 1, 2018, based on a depreciation study using data through December 2015 and (g) amortization of approximately $24 million annually beginning June 2018 of OPCo’s excess distribution accumulated depreciation reserve, which was $239 million as of December 31, 2015. Upon the issuance of the PUCO order, OPCo stopped recording $39 million in annual amortization of excess distribution accumulated depreciation reserve in June 2018, which was previously approved to end in December 2018 in accordance with PUCO’s December 2011 OPCo distribution base rate case order. OPCo and intervenors agreed that OPCo can request in future proceedings a change in meter depreciation rates due to retired meters pursuant to the smart grid Phase 2 project. DIR rate caps will be reset in OPCo’s next distribution base rate case which must be filed by June 2020.

In May 2018, OPCo and various intervenors filed requests for rehearing with the PUCO. In June 2018, these requests for rehearing were approved to allow further consideration of the requests. In August 2018, the PUCO denied all requests for rehearing. In October 2018, an intervenor filed an appeal with the Ohio Supreme Court challenging various approved riders. See “Ohio Electric Security Plan Filings” section of Note 4 for additional information.

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

A 2016 SEET hearing was held in April 2018 and management expects to receive an order in the first half of 2019. While management believes that OPCo’s adjusted 2016 earnings were not excessive, management did not adjust OPCo’s 2016 SEET provision due to risks that the PUCO could rule against OPCo’s proposed SEET adjustments, including treatment of the Global Settlement issues described above, adjust the comparable risk group or adopt a different 2016 SEET threshold. If the PUCO orders a refund of 2016 OPCo earnings, it could negatively affect future SEET filings, reduce future net income and cash flows and impact financial condition. See “2016 SEET Filing” section of Note 4 for additional information.

Rockport Plant, Unit 2 SCR

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements and is expected to be placed in service in May 2020. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs at a weighted average cost of capital (WACC), depreciation over a 10-year period as provided by statute and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider in a future filing subsequent to approval of the SCR project.

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

Management intends to request recovery of the Michigan jurisdictional share of the SCR project in a future base rate case. The AEGCo ownership share of the SCR project will be billable under the Rockport UPA to I&M and KPCo and will be subject to future regulatory approval for recovery.

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

In February 2018, I&M filed a Stipulation and Settlement Agreement for a $97 million annual increase in Indiana rates effective July 1, 2018 subject to a temporary offsetting reduction to customer bills through December 2018 for a credit rider related to the timing of estimated in-service dates of certain capital expenditures.  The difference between I&M’s requested $263 million annual increase and the $97 million annual increase in the Stipulation and Settlement Agreement is primarily a result of: (a) the reduction in the federal income tax rate due to Tax Reform, (b) the feedback of credits for Excess ADIT, (c) a 9.95% return on equity, (d) longer recovery periods of regulatory assets, (e) lower depreciation expense primarily for meters, (f) an increase in the sharing of off-system sales margins with customers from 50% to 95% and (g) a refund of $4 million from July through December 2018 for the impact of Tax Reform for the period January 2018 through June 2018.
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

In February 2018, an MPSC ALJ issued a Proposal for Decision and recommended an annual revenue increase of $49 million, including an intervenor’s proposal for up to 10% of I&M’s Michigan retail customers to choose an alternate supplier for generation and a proposed capacity rate based on PJM’s net cost of new entry value of $289/MW-day, as well as the MPSC staff’s recommended calculation of depreciation expense for both units of Rockport Plant through 2028 and a return on common equity of 9.8%.  If the maximum 10% of customers choose an alternate supplier starting in February 2019, the estimated annual pretax loss due to the reduced capacity rate would be approximately $9 million.  In October 2018, I&M filed a request with the MPSC seeking authority to defer costs related to customers choosing an alternate supplier starting in February 2019.

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

The APSC granted approval for SWEPCo to build the Turk Plant by issuing a Certificate of Environmental Compatibility and Public Need (CECPN) for the SWEPCo Arkansas jurisdictional share of the Turk Plant (approximately 20%). Following an appeal by certain intervenors, the Arkansas Supreme Court issued a decision that reversed the APSC’s grant of the CECPN. In June 2010, in response to an Arkansas Supreme Court decision, the APSC issued an order which reversed and set aside the previously granted CECPN. This share of the Turk Plant output is currently not subject to cost-based rate recovery and is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana and through SWEPCo’s wholesale customers under FERC-based rates. As of September 30, 2018, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP. If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

2012 Texas Base Rate Case

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In August 2018, SWEPCo filed a Motion for Reconsideration at the Court of Appeals. In October 2018, the Court of Appeals denied SWEPCo’s request. SWEPCo intends to file an appeal with the Texas Supreme Court in the fourth quarter of 2018. If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition. See “2012 Texas Base Rate Case” section of Note 4.

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

In April 2018, SWEPCo made an income tax rate refund tariff filing which includes an annual revenue reduction of approximately $18 million to reflect the difference between rates collected under the final order and the rates that would be collected under Tax Reform. The filing did not address the return of Excess ADIT benefits to customers. In June 2018, the ALJ issued an order approving interim rates that provided for a reduction of residential rates of $8 million. In September 2018, the ALJ issued an order approving interim rates for the remaining customers. The matter has been sent to the PUCT for final approval.

2017 Louisiana Formula Rate Filing

In April 2017, the LPSC approved an uncontested stipulation agreement that SWEPCo filed for its formula rate plan for test year 2015.  The filing included a net annual increase not to exceed $31 million, which was effective May 2017 and includes SWEPCo’s Louisiana jurisdictional share of Welsh Plant and Flint Creek Plant environmental controls which were placed in service in 2016. In October 2017, SWEPCo filed testimony in Louisiana supporting the prudence of its environmental control investment for Welsh Plant, Units 1 and 3 and Flint Creek power plants. These environmental costs are subject to prudence review by the LPSC. In May 2018, LPSC staff filed testimony that the environmental control investment for Welsh Plant, Units 1 and 3 and Flint Creek power plants is prudent. In August 2018, the LPSC issued an order affirming prudence and approved the settlement agreement for the environmental control investment. In October 2018, the LPSC staff filed a report approving the $31 million increase as filed. The net annual increase is subject to refund pending commission approval. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2018 Louisiana Formula Rate Filing

In April 2018, SWEPCo filed its formula rate plan for test year 2017 with the LPSC.  The filing included a net $28 million annual increase, which was effective August 2018 and includes SWEPCo’s Louisiana jurisdictional share of Welsh Plant and Flint Creek Plant environmental controls. The filing also included a reduction in the federal income tax rate due to Tax Reform but did not address the return of Excess ADIT benefits to customers.

In July 2018, SWEPCo made a supplemental filing to its formula rate plan with the LPSC to reduce the requested annual increase to $18 million. The difference between SWEPCo’s requested $28 million annual increase and the $18 million annual increase in the supplemental filing is primarily the result of the return of Excess ADIT benefits to customers.
In October 2018, the LPSC staff issued a recommendation that SWEPCo refund $11 million of excess federal income taxes collected, as a result of Tax Reform, from January 1, 2018 through July 31, 2018. A decision by the LPSC is expected in the fourth quarter of 2018.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2018 Oklahoma Base Rate Case

In October 2018, PSO filed a request with the OCC for an $88 million annual increase in Oklahoma retail rates based upon a 10.3% return on common equity. PSO also proposed to implement a performance based rate plan that combines a formula rate with a set of customer-focused performance incentive measures related to reliability, public safety, customer satisfaction and economic development. The proposed annual increase includes $13 million related to increased annual depreciation rates and $7 million related to increased storm expense amortization. The requested increase in annual depreciation rates includes the recovery of Oklaunion Power Station through 2028 (currently being recovered in rates through 2046).  Management has announced plans to retire Oklaunion Power Station by October 2020. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In March 2018, new Virginia legislation impacting investor-owned utilities was enacted, effective July 1, 2018, that: (a) on a one-time basis, required APCo to exclude $10 million of incurred fuel expenses from the July 2018 over/under recovery calculation, (b) reduced APCo’s base rates by $50 million annually effective July 30, 2018, on an interim basis and subject to true-up, to reflect the reduction in the federal income tax rate due to Tax Reform, (c) will require APCo to file its next generation and distribution base rate case by March 31, 2020 using 2017, 2018 and 2019 test years (“triennial review”), (d) will require an adjustment in APCo’s base rates on April 1, 2019 to reflect actual annual reductions in corporate income taxes due to Tax Reform, (e) will require APCo to seek approval from the Virginia SCC for energy efficiency programs with projected costs in the aggregate of at least $140 million over the 10-year period ending July 1, 2028 and (f) will require APCo to construct and/or acquire solar generation facilities in Virginia, as approved by the Virginia SCC, of at least 200 MW of aggregate capacity by July 1, 2028. Triennial reviews are subject to an earnings test which provides that 70% of any over earnings would be refunded or may be reinvested in approved energy distribution grid transformation projects and/or new utility-owned solar and wind generation facilities. The Virginia SCC’s triennial review of 2017-2019 APCo earnings could reduce future net income and cash flows and impact financial condition.

2018 West Virginia Base Rate Case

In May 2018, APCo and WPCo filed a joint request with the WVPSC to increase their combined West Virginia base rates by $115 million ($98 million related to APCo) annually based on a 10.22% return on common equity. The proposed annual increase includes $32 million ($28 million related to APCo) due to increased annual depreciation rates and also reflects the impact of the reduction in the federal income tax rate due to Tax Reform. In October 2018, APCo and WPCo filed updated schedules supporting a $95 million ($80 million related to APCo) annual increase in West Virginia base rates primarily due to the impact of the approved settlement agreement with the WVPSC. See “West Virginia Tax Reform” section of Note 4 for additional information.

In October 2018, WVPSC staff and intervenors filed testimony. WVPSC staff recommended a $2 million annual net revenue increase based on a 9.25% return on common equity while intervenors recommended a $14 million annual net revenue decrease based on an 8.75% return on common equity. The difference between APCo and WPCo’s requested annual base rate increase and the WVPSC staff and intervenors recommendations are primarily due to: (a) a reduction in the requested return on common equity, (b) the rejection of updates to the rate base calculation methodology, (c) the rejection of updates to rate base for certain known plant in service increases in 2018 and (d) a reduction in annual depreciation rates primarily related to continuing with a 2040 retirement date for Clinch River Plant rather than APCo’s proposed retirement date of 2025. A hearing at the WVPSC is scheduled for November 2018. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

FERC Transmission Complaint - AEP’s SPP Participants

In June 2017, several parties filed a complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint through September 5, 2018. In November 2017, a FERC order set the matter for hearing and settlement procedures. The parties were unable to settle and the proceeding is currently in the hearing phase.

In September 2018, the same parties filed another complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.71%, effective upon the date of the second complaint.

Management believes its financial statements adequately address the impact of these complaints. If the FERC orders revenue reductions as a result of these complaints, including refunds from the date of the complaint filings, it could reduce future net income and cash flows and impact financial condition.

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

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could total approximately $550 million, excluding AFUDC. As of September 30, 2018, SWEPCo had incurred costs of $399 million, including AFUDC, related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of September 30, 2018, the total net book value of Welsh Plant, Units 1 and 3 was $621 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas filed base rate proceeding. In April 2017, the LPSC approved recovery of $131 million in investments related to its Louisiana jurisdictional share of environmental controls installed at Welsh Plant, effective May 2017. SWEPCo’s approved Louisiana jurisdictional share of Welsh Plant deferrals: (a) are $10 million, excluding $6 million of unrecognized equity as of September 30, 2018, (b) is subject to review by the LPSC and (c) includes a WACC return on environmental investments and the related depreciation expense and taxes. See “2017 Louisiana Formula Rate Filing” and “2018 Louisiana Formula Rate Filing” disclosures above.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See “Welsh Plant - Environmental Impact” section of Note 4 for additional information.

Westinghouse Electric Company Bankruptcy Filing

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  As part of the reorganization, the bankruptcy court approved Westinghouse’s sale of its nuclear business to Brookfield WEC Holdings (Brookfield), a nonaffiliated third party. Pursuant to the sale, Brookfield will assume all of I&M’s contracts with Westinghouse. In August 2018, the sale closed.

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

In July 2017, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree to eliminate the obligation to install certain future controls at Rockport Plant, Unit 2 if AEP does not acquire ownership of that Unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree. Responsive and supplemental filings have been made by all parties. In November 2017, the district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. See “Proposed Modification of the NSR Litigation Consent Decree” section below for additional information. In September 2018, the district court granted AEP’s unopposed motion to stay further proceedings regarding the consent decree to facilitate settlement discussions among the parties to the consent decree.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on the generating units in the AEP System.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2018, the AEP System had a total generating capacity of approximately 25,600 MWs, of which approximately 13,500 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on the fossil generating facilities. Based upon management estimates, AEP’s investment to meet these existing and proposed requirements ranges from approximately $650 million to $1.5 billion through 2025.

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

The table below represents the plants or units of plants previously retired that have a remaining net book value. As of September 30, 2018, the net book value before cost of removal, including related materials and supplies inventory, of the plants/units listed below was $190 million. Management is seeking or will seek recovery of the remaining net book value of $190 million in future rate proceedings.

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

In January 2018, AEP filed a supplemental motion proposing to install the SCR at Rockport Plant, Unit 2 and achieve the final SO2 emission cap applicable to the plant under the consent decree by the end of 2020, before the expiration of the initial lease term. Since all required emission reductions would be achieved, no unit retirements or other compensating measures were offered to maintain the benefits of the current consent decree. Responsive filings were filed in February 2018 by parties opposing AEP’s proposed modifications to the consent decree. AEP filed a detailed statement of the specific relief requested to address the changed circumstances at Rockport Plant, Unit 2, and the opposing parties responded thereto. In September 2018, the district court granted AEP’s unopposed motion to stay further proceedings on the pending motion to modify the consent decree to facilitate settlement discussions among the parties.

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

In March 2012, the Federal EPA proposed disapproval of a portion of the regional haze SIP in Arkansas. In April 2015, the Federal EPA published a proposed FIP to replace the disapproved portions, including revised BART determinations for the Flint Creek Plant that were consistent with the planned environmental controls to address other CAA requirements. In September 2016, the Federal EPA published a final FIP, retaining its BART determinations, but accelerating the schedule for implementation of certain required controls. The final rule is being challenged in the U.S. Court of Appeals for the Eighth Circuit, but has been held in abeyance to allow the parties to engage in settlement negotiations. Arkansas and other affected parties filed motions to stay the compliance deadlines pending further action from the Federal EPA and the motion was granted. Arkansas issued a proposed SIP revision to allow sources to participate in the CSAPR ozone season program in lieu of the source-specific NOx BART requirements in the FIP, and the Federal EPA approved the revision. Arkansas finalized a separate action to revise the SO2 BART determinations which has been challenged before the Arkansas Pollution Control and Ecology Commission. Management cannot predict the outcome of these proceedings.

The Federal EPA also disapproved portions of the Texas regional haze SIP and promulgated a final FIP that did not include any BART determinations in January 2016. That rule was challenged in the U.S. Court of Appeals for the Fifth Circuit and in March 2017, the court granted partial remand of the final rule. In January 2017, the Federal EPA proposed source-specific BART requirements for SO2 from sources in Texas, including Welsh Plant, Unit 1. The proposed source-specific approach for Welsh Plant, Unit 1 called for installation of a wet FGD system. In October 2017, the Federal EPA finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOx regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations as an alternative to source-specific SO2 requirements. The opportunity to use emissions trading to satisfy the regional haze requirements for NOx and SO2 at AEP’s affected generating units provides greater flexibility and lower cost compliance options than the original proposal. A challenge to the FIP has been filed in the U.S. Court of Appeals for the Fifth Circuit by various intervenors. The Federal EPA and petitioners filed a joint motion to hold the case in abeyance pending the Federal EPA’s review of challengers’ petition for reconsideration. In March 2018, that motion was granted. In August 2018, the Federal EPA proposed to affirm its October 2017 FIP approval and requested comment on certain aspects of the FIP promulgation and specifically on the intrastate SO2 trading program. Management supports the intrastate trading program contained in the FIP as a compliance alternative to source-specific controls.

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

CSAPR

In 2011, the Federal EPA issued CSAPR as a replacement for the Clean Air Interstate Rule, a regional trading program designed to address interstate transport of emissions that contributed significantly to downwind nonattainment with the 1997 ozone and PM NAAQS.  Certain revisions to the rule were finalized in 2012.  CSAPR relies on newly-created SO2 and NOx allowances and individual state budgets to compel further emission reductions from electric utility generating units.  Interstate trading of allowances is allowed on a restricted sub-regional basis.

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

In March 2017, the Federal EPA filed in the U.S. Court of Appeals for the District of Columbia Circuit notice of: (a) an Executive Order from the President of the United States titled “Promoting Energy Independence and Economic Growth” directing the Federal EPA to review the CPP and related rules, (b) the Federal EPA’s initiation of a review of the CPP and (c) a forthcoming rulemaking related to the CPP consistent with the Executive Order, if the Federal EPA determines appropriate. In this same filing, the Federal EPA also presented a motion to hold the litigation in abeyance until 30 days after the conclusion of review of any resulting rulemaking. The U.S. Court of Appeals for the District of Columbia Circuit granted the Federal EPA’s motion in part and has requested periodic status reports. In October 2017, the Federal EPA issued a proposed rule repealing the CPP. In December 2017, the Federal EPA issued an advanced notice of proposed rulemaking seeking information that should be considered by the Federal EPA in developing revised guidelines for state programs. In August 2018, the Federal EPA proposed the Affordable Clean Energy (ACE) rule to replace the CPP with new emission guidelines for regulating CO2 from existing sources. ACE would establish a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. Comments on the proposed ACE rule will be accepted until the end of October 2018. Management is actively monitoring these rulemakings and participating in the development of any new guidelines.

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

In December 2016, the U.S. Congress passed legislation authorizing states to submit programs to regulate CCR facilities, and the Federal EPA to approve such programs if they are no less stringent than the minimum federal standards. The Federal EPA may also enforce compliance with the minimum standards until a state program is approved or if states fail to adopt their own programs. Oklahoma has received approval to operate its state program in lieu of the federal rules. In October 2018, the Federal EPA’s approval of the Oklahoma program was challenged in the Federal District Court for the District of Columbia and in the U.S. Court of Appeals for the District of Columbia Circuit. The Company is complying with the Oklahoma program, which remains in place.

The final 2015 rule has been challenged in the courts.  In August 2018, the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued its decision vacating and remanding certain provisions of the 2015 rule.  Remaining issues were dismissed. None of the parties filed a motion for rehearing.  The provisions addressed by the Court’s decision, including changes to the provisions for unlined impoundments and legacy sites, will be the subject of further rulemaking consistent with the Court’s decision.

In September 2017, the Federal EPA granted industry petitions to reconsider the CCR rule.  In March 2018, the Federal EPA issued a proposed rule to modify certain provisions of the solid waste management standards and provide additional flexibility to facilities regulated under approved state programs.  A final rule was signed in July 2018 that modifies certain compliance deadlines and other requirements in the rule.  Additional changes to the minimum performance standards that were contained in the March proposed rule, and changes to respond to the decision of the U.S. Court of Appeals for the District of Columbia Circuit will be addressed in future rulemakings.  Management supports the adoption of more flexible compliance alternatives subject to the Federal EPA or state oversight.

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

In November 2015, the Federal EPA issued a final rule revising effluent limitation guidelines for electricity generating facilities. The rule establishes limits on FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater to be imposed as soon as possible after November 2018 and no later than December 2023. These requirements will be implemented through each facility’s wastewater discharge permit. The rule has been challenged in the U.S. Court of Appeals for the Fifth Circuit. In March 2017, industry associations filed a petition for reconsideration of the rule with the Federal EPA. A final rule revising the compliance deadlines for FGD wastewater and bottom ash transport water to be no earlier than 2020 was issued in September 2017, but has been challenged in the courts. Management continues to assess technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting. Management is actively participating in the reconsideration proceedings.

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

In March 2017, the Federal EPA published a notice of intent to review the rule and provide an advanced notice of a proposed rulemaking consistent with the Executive Order of the President of the United States directing the Federal EPA and U.S. Army Corps of Engineers to review and rescind or revise the rule. In June 2017, the agencies signed a notice of proposed rule to rescind the definition of “waters of the United States” that was adopted in June 2015, and to re-codify the definition of that phrase as it existed immediately prior to that action. This action would effectively retain the status quo until a new rule is adopted by the agencies. A supplemental proposal was signed by the Administrator in June 2018 to provide further clarification of the impact of and support for repeal of the 2015 rule. The Federal EPA and U.S. Army Corps of Engineers also finalized a new rule to extend the applicability date of the 2015 rule to 2020. Challenges to the applicability date rule were filed by third parties in several federal district courts. In August 2018, the Federal District Court for the District of South Carolina vacated the postponement of the applicability date, allowing the 2015 rule to go into effect in 26 states. Management will participate in further rulemaking activities.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Vertically Integrated Utilities	$344.2	$286.3	$852.2	$626.6
Transmission and Distribution Utilities	145.2	144.0	384.6	374.3
AEP Transmission Holdco	73.3	75.5	278.4	275.7
Generation & Marketing	5.3	33.7	62.3	246.3
Corporate and Other	9.6	5.2	(17.1)	(11.0)
Earnings Attributable to AEP Common Shareholders	$577.6	$544.7	$1,560.4	$1,511.9

AEP CONSOLIDATED

Third Quarter of 2018 Compared to Third Quarter of 2017

Earnings Attributable to AEP Common Shareholders increased from $545 million in 2017 to $578 million in 2018 primarily due to:

•	An increase in weather-related usage.

•	Favorable rate proceedings in AEP’s various jurisdictions.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Earnings Attributable to AEP Common Shareholders increased from $1,512 million in 2017 to $1,560 million in 2018 primarily due to:

•	An increase in weather-related usage.

•	Favorable rate proceedings in AEP’s various jurisdictions.

These increases were partially offset by:

•	A decrease in earnings in the Generation & Marketing segment primarily due to the 2017 gain resulting from the sale of certain merchant generation assets.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertically Integrated Utilities	2018	2017	2018	2017
	(in millions)
Revenues	$2,636.7	$2,482.2	$7,393.7	$6,893.1
Fuel and Purchased Electricity	1,034.6	868.6	2,700.4	2,368.9
Gross Margin	1,602.1	1,613.6	4,693.3	4,524.2
Other Operation and Maintenance	753.7	665.0	2,197.5	2,042.2
Depreciation and Amortization	340.1	288.8	966.1	845.1
Taxes Other Than Income Taxes	108.8	105.7	326.4	306.2
Operating Income	399.5	554.1	1,203.3	1,330.7
Interest and Investment Income	3.3	1.3	8.3	5.4
Carrying Costs Income	0.8	2.1	5.9	11.3
Allowance for Equity Funds Used During Construction	9.3	7.5	24.0	20.0
Non-Service Cost Components of Net Periodic Benefit Cost	18.0	5.9	53.7	17.7
Interest Expense	(149.2)	(134.9)	(428.0)	(406.5)
Income Before Income Tax Expense (Credit) and Equity Earnings (Loss)	281.7	436.0	867.2	978.6
Income Tax Expense (Credit)	(63.1)	139.1	12.9	334.9
Equity Earnings (Loss) of Unconsolidated Subsidiaries	0.8	0.4	2.0	(4.5)
Net Income	345.6	297.3	856.3	639.2
Net Income Attributable to Noncontrolling Interests	1.4	11.0	4.1	12.6
Earnings Attributable to AEP Common Shareholders	$344.2	$286.3	$852.2	$626.6

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	8,988	8,488	26,105	23,226
Commercial	6,799	6,701	18,988	18,386
Industrial	9,032	8,839	26,471	25,792
Miscellaneous	620	603	1,759	1,701
Total Retail	25,439	24,631	73,323	69,105

Wholesale (a)	6,432	6,837	17,156	19,262

Total KWhs	31,871	31,468	90,479	88,367

(a)	Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	1,844	1,266
Normal – Heating (b)	5	4	1,745	1,757

Actual – Cooling (c)	878	698	1,364	1,034
Normal – Cooling (b)	730	731	1,063	1,060

Western Region
Actual – Heating (a)	—	—	974	539
Normal – Heating (b)	1	1	908	926

Actual – Cooling (c)	1,443	1,281	2,380	2,000
Normal – Cooling (b)	1,402	1,404	2,121	2,124

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Third Quarter of 2017	$286.3

Changes in Gross Margin:
Retail Margins	4.8
Off-system Sales	(3.8)
Transmission Revenues	(6.5)
Other Revenues	(6.0)
Total Change in Gross Margin	(11.5)

Changes in Expenses and Other:
Other Operation and Maintenance	(88.7)
Depreciation and Amortization	(51.3)
Taxes Other Than Income Taxes	(3.1)
Interest and Investment Income	2.0
Carrying Costs Income	(1.3)
Allowance for Equity Funds Used During Construction	1.8
Non-Service Cost Components of Net Periodic Pension Cost	12.1
Interest Expense	(14.3)
Total Change in Expenses and Other	(142.8)

Income Tax Expense (Credit)	202.2
Equity Earnings (Loss) of Unconsolidated Subsidiaries	0.4
Net Income Attributable to Noncontrolling Interest	9.6

Third Quarter of 2018	$344.2

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $5 million primarily due to the following:

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $47 million increase from rate proceedings for I&M, inclusive of a $22 million decrease due to the impact of Tax Reform in the Indiana jurisdiction.

•	A $20 million increase for PSO due to new rates implemented in March 2018, inclusive of a $9 million decrease due to the change in the corporate federal tax rate.

•	An $18 million increase for SWEPCo primarily due to rider and base rate revenue increases in Texas and Louisiana.
For the rate increases described above, $17 million related to riders/trackers, which had corresponding increases in expense items below.

•	A $61 million increase in weather-related usage across all regions.
These increases were partially offset by:

•	A $91 million reduction at APCo and WPCo in deferred fuel under-recovery related to the West Virginia Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•	A $13 million decrease due to lower weather-normalized wholesale margins, primarily due to SWEPCo and I&M wholesale customer load loss from contracts that expired at the end of 2017.

•	A $12 million decrease in weather-normalized retail margins primarily in the industrial and commercial classes.

•	An $11 million increase at APCo in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase at APCo in non-recoverable fuel expense related to Virginia legislation.

•
A $4 million decrease at PSO related to the System Reliability Rider (SRR) that ended in August 2017. This decrease was partially offset by a corresponding decrease recognized in other expense items below.

•	Margins from Off-system Sales decreased $4 million primarily due to mid-year changes in the OSS sharing mechanism at I&M.

•	Transmission Revenues decreased $7 million primarily due to the following:

•	A $16 million decrease due to current year provisions for rate refunds.
These decreases were partially offset by:

•	A $6 million increase primarily due to an increase in transmission investments in SPP.

•	A $4 million increase primarily due to an increase in transmission investments in PJM.

•
Other Revenues decreased $6 million primarily due to reduced rates for KPCo Demand Side Management programs beginning in 2018. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other, Income Tax Expense (Credit) and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•	Other Operation and Maintenance expenses increased $89 million primarily due to the following:

•
A $40 million increase in expenses at APCo and WPCo due to the extinguishment of regulatory asset balances as agreed to within the West Virginia Tax Reform settlement. This increase was partially offset in Retail Margins above and Income Tax Expense (Credit) below.

•	A $25 million increase in employee-related expenses.

•	A $10 million increase in vegetation management expenses primarily in the east region.

•	A $7 million increase in plant outage and maintenance expenses primarily for APCo and KPCo.

•	A $4 million increase in customer-related expenses.

•	A $3 million increase in SPP transmission services.

•	A $3 million increase due to the Wind Catcher Project for SWEPCo and PSO.
This increase was partially offset by:

•	A $23 million decrease in PJM transmission services.

•	Depreciation and Amortization expenses increased $51 million primarily due to a higher depreciable base and increased depreciation rates approved at I&M, PSO and SWEPCo.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $12 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•	Interest Expense increased $14 million primarily due to the following:

•	A $7 million increase at I&M primarily due to increased long-term debt balances.

•	A $3 million increase at PSO due to the 2017 deferral of the debt component of carrying charges on environmental control costs for projects at Northeastern Plant, Unit 3 and Comanche Plant.

•	A $3 million increase in other interest expense at APCo due to the West Virginia Tax Reform settlement.

•
Income Tax Expense (Credit) decreased $202 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT, other book/tax differences which are accounted for on a flow-through basis and a decrease in pretax book income.

•
Net Income Attributable to Noncontrolling Interest decreased $10 million primarily due to income tax benefits attributable to SWEPCo’s noncontrolling interest in Sabine. This decrease was offset by an increase in Income Tax Expense (Credit) above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Nine Months Ended September 30, 2017	$626.6

Changes in Gross Margin:
Retail Margins	167.3
Off-system Sales	(6.9)
Transmission Revenues	24.8
Other Revenues	(16.1)
Total Change in Gross Margin	169.1

Changes in Expenses and Other:
Other Operation and Maintenance	(155.3)
Depreciation and Amortization	(121.0)
Taxes Other Than Income Taxes	(20.2)
Interest and Investment Income	2.9
Carrying Costs Income	(5.4)
Allowance for Equity Funds Used During Construction	4.0
Non-Service Cost Components of Net Periodic Pension Cost	36.0
Interest Expense	(21.5)
Total Change in Expenses and Other	(280.5)

Income Tax Expense (Credit)	322.0
Equity Earnings (Loss) of Unconsolidated Subsidiaries	6.5
Net Income Attributable to Noncontrolling Interest	8.5

Nine Months Ended September 30, 2018	$852.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $167 million primarily due to the following:

•	A $240 million increase in weather-related usage across all regions primarily in the residential and commercial classes.

•	The effect of rate proceedings in AEP’s service territories which included:

•	An $89 million increase from rate proceedings for I&M, inclusive of a $26 million decrease due to the impact of Tax Reform in the Indiana jurisdiction.

•	A $57 million increase for SWEPCo due to rider and base rate revenue increases in Texas, Louisiana and Arkansas.

•	A $37 million increase for PSO due to new rates implemented in March 2018, inclusive of a $19 million decrease due to the change in the corporate federal tax rate.
For the rate increases described above, $4 million related to riders/trackers, which had corresponding increases in expense items below.

•	A $32 million increase for I&M in FERC generation wholesale municipal and cooperative revenues primarily due to changes to the annual formula rate.

•	A $16 million increase in weather-normalized retail margins primarily in the residential class.
These increases were partially offset by:

•	A $111 million decrease due to customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense (Credit) below.

•	A $91 million reduction at APCo and WPCo in deferred fuel under-recovery related to the West Virginia Tax Reform settlements. This decrease was offset in Income Tax Expense (Credit) below.

•	A $39 million decrease due to lower weather-normalized wholesale margins, primarily due to SWEPCo and I&M wholesale customer load loss from contracts that expired at the end of 2017.

•	A $28 million increase at APCo in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $16 million decrease primarily due to increased fuel and other variable production costs not recovered through fuel clauses or other trackers.

•	A $16 million decrease at PSO related to the SRR that ended in August 2017. This decrease was partially offset by a corresponding decrease recognized in other expense items below.

•	A $10 million increase at APCo in non-recoverable fuel expense related to Virginia legislation.

•	Margins from Off-system Sales decreased $7 million primarily due to mid-year changes in the OSS sharing mechanism at I&M.

•	Transmission Revenues increased $25 million primarily due to the following:

•	A $23 million increase due to the annual formula rate true-up and decreased RTO provisions at I&M.

•	A $19 million increase primarily due to an increase in transmission investments in SPP.
These increases were partially offset by:

•	A $16 million decrease due to current year provisions for rate refunds.

•
Other Revenues decreased $16 million primarily due to reduced rates for KPCo Demand Side Management programs beginning in 2018. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other, Income Tax Expense (Credit), Equity Earnings (Loss) of Unconsolidated Subsidiaries and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•	Other Operation and Maintenance expenses increased $155 million primarily due to the following:

•
A $40 million increase in expenses at APCo and WPCo due to the extinguishment of regulatory asset balances as agreed to within the West Virginia Tax Reform settlement. This increase was partially offset in Retail Margins above and Income Tax Expense (Credit) below.

•	A $39 million increase in SPP transmission services.

•	A $35 million increase due to the Wind Catcher Project for SWEPCo and PSO.

•	A $25 million increase in employee-related expenses.

•	A $19 million increase in plant outage and maintenance expenses primarily for KPCo and I&M.

•	A $13 million increase in vegetation management.

•	A $9 million increase due to an increase in estimated expense for claims related to asbestos exposure.

•	A $7 million increase in storms primarily for APCo.

•	A $6 million increase in customer-related expenses.

•	A $5 million increase in factoring expense.
These increases were partially offset by:

•	A $55 million decrease in PJM transmission expenses primarily due to the annual formula rate true-up.

•	Depreciation and Amortization expenses increased $121 million primarily due to a higher depreciable base and increased depreciation rates approved at I&M, PSO and SWEPCo.

•	Taxes Other Than Income Taxes increased $20 million primarily due to:

•	An $8 million increase in property taxes driven by an increase in utility plant.

•	An $8 million increase in state and local taxes due to higher reported taxable KWh and taxable revenues and a prior period refund.

•	Carrying Costs Income decreased $5 million primarily due to a decrease in carrying charges for certain riders at I&M.

•	Allowance for Equity Funds Used During Construction increased $4 million primarily due to an increase in construction activity at APCo and SWEPCo.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $36 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•	Interest Expense increased $22 million primarily due to the following:

•	A $13 million increase due to increased long-term debt balances at I&M.

•	A $7 million increase at PSO primarily due to the 2017 deferral of the debt component of carrying charges on environmental control costs for projects at Northeastern Plant, Unit 3 and Comanche Plant.

•
A $3 million increase at SWEPCo primarily due to other interest expense accruals for refunds and true-ups in 2018 and interest expense credits in 2017 on Welsh Plant and Flint Creek Plant environmental project deferrals.

•
Income Tax Expense (Credit) decreased $322 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT, other book/tax differences which are accounted for on a flow-through basis and a decrease in pretax book income.

•	Equity Earnings (Loss) of Unconsolidated Subsidiaries increased $7 million primarily due to a prior period income tax adjustment recognized in 2017.

•
Net Income Attributable to Noncontrolling Interest decreased $9 million primarily due to income tax benefits attributable to SWEPCo’s noncontrolling interest in Sabine. This decrease was offset by an increase in Income Tax Expense (Credit) above.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Transmission and Distribution Utilities	2018	2017	2018	2017
	(in millions)
Revenues	$1,211.5	$1,173.3	$3,510.9	$3,313.2
Purchased Electricity	218.7	215.7	660.0	626.0
Amortization of Generation Deferrals	56.9	58.7	171.9	172.9
Gross Margin	935.9	898.9	2,679.0	2,514.3
Other Operation and Maintenance	420.4	305.4	1,152.1	889.2
Depreciation and Amortization	201.4	182.3	558.4	502.4
Taxes Other Than Income Taxes	143.2	133.6	413.2	387.1
Operating Income	170.9	277.6	555.3	735.6
Interest and Investment Income	1.3	1.2	2.6	5.6
Carrying Costs Income	0.2	0.5	1.5	3.0
Allowance for Equity Funds Used During Construction	7.8	0.9	23.0	6.3
Non-Service Cost Components of Net Periodic Benefit Cost	8.3	2.2	24.6	6.7
Interest Expense	(63.5)	(61.0)	(185.6)	(182.5)
Income Before Income Tax Expense (Credit)	125.0	221.4	421.4	574.7
Income Tax Expense (Credit)	(20.2)	77.4	36.8	200.4
Net Income	145.2	144.0	384.6	374.3
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$145.2	$144.0	$384.6	$374.3

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	7,948	7,511	21,154	19,361
Commercial	7,165	6,941	19,634	19,184
Industrial	5,720	5,575	17,259	16,992
Miscellaneous	186	185	514	516
Total Retail (a)	21,019	20,212	58,561	56,053

Wholesale (b)	634	585	1,835	1,749

Total KWhs	21,653	20,797	60,396	57,802

(a)	Represents energy delivered to distribution customers.

(b)	Primarily OPCo’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	2,158	1,500
Normal – Heating (b)	6	6	2,076	2,091

Actual – Cooling (c)	864	642	1,322	957
Normal – Cooling (b)	670	670	964	960

Western Region
Actual – Heating (a)	—	—	234	103
Normal – Heating (b)	—	—	194	199

Actual – Cooling (d)	1,424	1,393	2,612	2,640
Normal – Cooling (b)	1,367	1,364	2,413	2,396

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Third Quarter of 2017	$144.0

Changes in Gross Margin:
Retail Margins	21.2
Off-system Sales	16.0
Transmission Revenues	(0.8)
Other Revenues	0.6
Total Change in Gross Margin	37.0

Changes in Expenses and Other:
Other Operation and Maintenance	(115.0)
Depreciation and Amortization	(19.1)
Taxes Other Than Income Taxes	(9.6)
Interest and Investment Income	0.1
Carrying Costs Income	(0.3)
Allowance for Equity Funds Used During Construction	6.9
Non-Service Cost Components of Net Periodic Benefit Cost	6.1
Interest Expense	(2.5)
Total Change in Expenses and Other	(133.4)

Income Tax Expense (Credit)	97.6

Third Quarter of 2018	$145.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $21 million primarily due to the following:

•	A $46 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset by an increase in Other Operation and Maintenance below.

•	A $21 million increase in Ohio revenues associated with the Universal Service Fund (USF). This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	A $7 million increase in revenues associated with smart grid riders in Ohio. This increase was partially offset by an increase in various expenses below.

•	A $4 million increase in Ohio rider revenues associated with the DIR. This increase was partially offset in various expenses below.

•
A $3 million increase in rider revenues recovering state excise taxes due to an increase in metered KWh in Ohio. This increase was offset by a corresponding increase in Taxes Other Than Income Taxes below.

•	A $3 million increase in Texas revenues associated with the Distribution Cost Recovery Factor revenue rider.

•
A $2 million increase in Texas revenues associated with the Transmission Cost Recovery Factor revenue rider. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

These increases were partially offset by:

•
A $46 million decrease due to adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•
A $12 million decrease in Ohio due to the recovery of lower current year losses from a power contract with OVEC. This decrease was offset by a corresponding increase in Margins from Off-system Sales below.

•	An $11 million decrease in weather-normalized margins.

•
Margins from Off-system Sales increased $16 million primarily due to lower current year losses from a power contract with OVEC in Ohio which was offset in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

•	Transmission Revenues decreased $1 million primarily due to the following:

•	A $6 million decrease due to lower rates in order to pass the benefits of Tax Reform on to customers in Texas. This decrease was offset in Income Tax Expense (Credit) below.
This decrease was offset by:

•	A $6 million increase due to recovery of increased transmission investment in ERCOT.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $115 million primarily due to the following:

•	A $51 million increase in recoverable transmission expenses that were fully recovered in rate recovery riders/trackers within Gross Margins above.

•
A $21 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	A $10 million increase in employee-related expenses.

•	A $4 million increase in customer-related expenses.

•	Depreciation and Amortization expenses increased $19 million primarily due to the following:

•	A $10 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $4 million increase in recoverable smart grid depreciation expenses in Ohio. This increase was offset in Retail Margins above.

•	A $2 million increase in amortization due to capitalized software.

•	Taxes Other Than Income Taxes increased $10 million primarily due to the following:

•	A $5 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•	A $4 million increase in rider revenues recovering state excise taxes due to an increase in metered KWhs. This increase was offset in Retail Margins above.

•	Allowance for Equity Funds Used During Construction increased $7 million primarily due to increased transmission projects in Texas.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $6 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $98 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Nine Months Ended September 30, 2017	$374.3

Changes in Gross Margin:
Retail Margins	140.4
Off-system Sales	32.6
Transmission Revenues	(7.6)
Other Revenues	(0.7)
Total Change in Gross Margin	164.7

Changes in Expenses and Other:
Other Operation and Maintenance	(262.9)
Depreciation and Amortization	(56.0)
Taxes Other Than Income Taxes	(26.1)
Interest and Investment Income	(3.0)
Carrying Costs Income	(1.5)
Allowance for Equity Funds Used During Construction	16.7
Non-Service Cost Components of Net Periodic Benefit Cost	17.9
Interest Expense	(3.1)
Total Change in Expenses and Other	(318.0)

Income Tax Expense (Credit)	163.6

Nine Months Ended September 30, 2018	$384.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $140 million primarily due to the following:

•
A $155 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $61 million increase in Ohio revenues associated with the USF. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	An $18 million increase in Ohio rider revenues associated with the DIR. This increase was partially offset in various expenses below.

•	A $16 million increase in Texas revenues associated with the Distribution Cost Recovery Factor revenue rider.

•
A $13 million increase in Texas revenues associated with the Transmission Cost Recovery Factor revenue rider. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $13 million increase in Texas weather-related usage primarily driven by a 127% increase in heating degree days partially offset by a 1% decrease in cooling degree days.
These increases were partially offset by:

•
A $46 million decrease due to adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•	A $42 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense (Credit) below.

•
A $30 million decrease in Ohio due to the recovery of lower current year losses from a power contract with OVEC. This decrease was offset by a corresponding increase in Margins from Off-system Sales below.

•
Margins from Off-system Sales increased $33 million primarily due to lower current year losses from a power contract with OVEC in Ohio which was offset in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

•	Transmission Revenues decreased $8 million primarily due to the following:

•	A $20 million decrease due to the 2018 provisions for customer refunds due to Tax Reform. This decrease was offset in Income Tax Expense (Credit) below.

•	A $6 million decrease due to lower rates in order to pass the benefits of Tax Reform on to customers in Texas. This decrease was offset in Income Tax Expense (Credit) below.
These decreases were partially offset by:

•	A $19 million increase due to recovery of increased transmission investment in ERCOT.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $263 million primarily due to the following:

•	A $195 million increase in recoverable transmission expenses that were fully recovered in rate recovery riders/trackers within Gross Margins above.

•
A $61 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	A $7 million increase in distribution expenses.

•	A $7 million increase in employee-related expenses.
These increases were partially offset by:

•	A $55 million decrease in Ohio PJM expenses primarily related to the annual formula rate true-up that will be refunded in future periods.

•	Depreciation and Amortization expenses increased $56 million primarily due to the following:

•	A $28 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $13 million increase in recoverable DIR depreciation expense in Ohio. This increase was offset in Retail Margins above.

•	A $6 million increase in amortization due to capitalized software.

•	A $5 million increase due to securitization amortizations related to Texas securitized transition funding. This increase was offset in Other Revenues and in Interest Expense.

•	Taxes Other Than Income Taxes increased $26 million primarily due to the following:

•	A $14 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•	An $11 million increase in rider revenues recovering state excise taxes due to an increase in metered KWhs. This increase was offset in Retail Margins above.

•	Allowance for Equity Funds Used During Construction increased $17 million primarily due to increased transmission projects in Texas.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $18 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $164 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

AEP TRANSMISSION HOLDCO

	Three Months Ended September 30,		Nine Months Ended September 30,
AEP Transmission Holdco	2018	2017	2018	2017
	(in millions)
Transmission Revenues	$187.2	$178.5	$605.2	$581.9
Other Operation and Maintenance	30.9	23.2	76.2	54.7
Depreciation and Amortization	34.4	26.1	100.0	74.7
Taxes Other Than Income Taxes	36.3	28.6	106.5	85.0
Operating Income	85.6	100.6	322.5	367.5
Interest and Investment Income	0.4	0.1	1.1	0.4
Allowance for Equity Funds Used During Construction	13.8	11.6	45.4	35.9
Non-Service Cost Components of Net Periodic Benefit Cost	0.7	0.1	2.1	0.2
Interest Expense	(24.2)	(17.9)	(66.8)	(52.3)
Income Before Income Tax Expense and Equity Earnings	76.3	94.5	304.3	351.7
Income Tax Expense	19.2	38.6	75.0	142.1
Equity Earnings of Unconsolidated Subsidiaries	17.1	20.6	51.6	68.7
Net Income	74.2	76.5	280.9	278.3
Net Income Attributable to Noncontrolling Interests	0.9	1.0	2.5	2.6
Earnings Attributable to AEP Common Shareholders	$73.3	$75.5	$278.4	$275.7

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	September 30,
	2018	2017
	(in millions)
Plant in Service	$6,307.3	$5,001.4
Construction Work in Progress	1,823.0	1,392.8
Accumulated Depreciation and Amortization	244.3	156.6
Total Transmission Property, Net	$7,886.0	$6,237.6

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Third Quarter of 2017	$75.5

Changes in Transmission Revenues:
Transmission Revenues	8.7
Total Change in Transmission Revenues	8.7

Changes in Expenses and Other:
Other Operation and Maintenance	(7.7)
Depreciation and Amortization	(8.3)
Taxes Other Than Income Taxes	(7.7)
Interest and Investment Income	0.3
Allowance for Equity Funds Used During Construction	2.2
Non-Service Cost Components of Net Periodic Pension Cost	0.6
Interest Expense	(6.3)
Total Change in Expenses and Other	(26.9)

Income Tax Expense	19.4
Equity Earnings of Unconsolidated Subsidiaries	(3.5)
Net Income Attributable to Noncontrolling Interests	0.1

Third Quarter of 2018	$73.3

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•
Transmission Revenues increased $9 million primarily due to an increase in the formula rate revenue requirement primarily driven by continued investment in transmission assets. This increase includes the impact of the reduction in revenue related to Tax Reform, which was offset by a decrease in Income Tax Expense below.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•	Other Operation and Maintenance expenses increased $8 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.

•	Interest Expense increased $6 million primarily due to higher long-term debt balances.

•
Income Tax Expense decreased $19 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

•	Equity Earnings of Unconsolidated Subsidiaries decreased $4 million due to lower pretax equity earnings at ETT primarily due to decreased revenues driven by Tax Reform.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Nine Months Ended September 30, 2017	$275.7

Changes in Transmission Revenues:
Transmission Revenues	23.3
Total Change in Transmission Revenues	23.3

Changes in Expenses and Other:
Other Operation and Maintenance	(21.5)
Depreciation and Amortization	(25.3)
Taxes Other Than Income Taxes	(21.5)
Interest and Investment Income	0.7
Allowance for Equity Funds Used During Construction	9.5
Non-Service Cost Components of Net Periodic Pension Cost	1.9
Interest Expense	(14.5)
Total Change in Expenses and Other	(70.7)

Income Tax Expense	67.1
Equity Earnings of Unconsolidated Subsidiaries	(17.1)
Net Income Attributable to Noncontrolling Interests	0.1

Nine Months Ended September 30, 2018	$278.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•	Transmission Revenues increased $23 million primarily due to the following:

•
An $87 million increase in revenues due to an increase in the formula rate revenue requirement primarily driven by continued investment in transmission assets. This increase includes the impact of the reduction in revenue related to Tax Reform, which was offset by a decrease in Income Tax Expense below.

This increase was partially offset by:

•	A $64 million decrease in revenues due to a lower annual formula rate true-up in 2018 driven by implementing forward looking formula rates in 2017.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•	Other Operation and Maintenance expenses increased $22 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $25 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $22 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $10 million primarily due to increased transmission investment resulting in a higher CWIP balance.

•	Interest Expense increased $15 million primarily due to the following:

•	A $19 million increase primarily due to higher long-term debt balances.
This increase was partially offset by:

•	A $4 million decrease due to higher AFUDC borrowed funds resulting from a higher CWIP balance.

•
Income Tax Expense decreased $67 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

•
Equity Earnings of Unconsolidated Subsidiaries decreased $17 million primarily due to lower pretax equity earnings at ETT due to decreased revenues driven by Tax Reform and an ETT rate reduction implemented in March 2017.

GENERATION & MARKETING

	Three Months Ended September 30,		Nine Months Ended September 30,
Generation & Marketing	2018	2017	2018	2017
	(in millions)
Revenues	$521.6	$465.5	$1,487.4	$1,467.5
Fuel, Purchased Electricity and Other	405.0	354.6	1,167.8	1,062.7
Gross Margin	116.6	110.9	319.6	404.8
Other Operation and Maintenance	68.2	58.7	192.6	218.1
Asset Impairments and Other Related Charges	35.0	(2.5)	35.0	10.6
Gain on Sale of Merchant Generation Assets	—	—	—	(226.4)
Depreciation and Amortization	12.0	6.2	26.4	17.5
Taxes Other Than Income Taxes	3.7	3.2	10.3	8.9
Operating Income (Loss)	(2.3)	45.3	55.3	376.1
Interest and Investment Income	3.6	2.7	9.9	7.9
Non-Service Cost Components of Net Periodic Benefit Cost	3.8	2.2	11.5	6.7
Interest Expense	(3.8)	(4.0)	(11.7)	(14.7)
Income Before Income Tax Expense (Credit) and Equity Earnings	1.3	46.2	65.0	376.0
Income Tax Expense (Credit)	(3.6)	12.5	3.7	129.7
Equity Earnings of Unconsolidated Subsidiaries	0.2	—	0.5	—
Net Income	5.1	33.7	61.8	246.3
Net Loss Attributable to Noncontrolling Interests	(0.2)	—	(0.5)	—
Earnings Attributable to AEP Common Shareholders	$5.3	$33.7	$62.3	$246.3

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions of MWhs)
Fuel Type:
Coal	4	2	10	10
Natural Gas	—	—	—	2
Wind	—	—	1	—
Total MWhs	4	2	11	12

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Third Quarter of 2017	$33.7

Changes in Gross Margin:
Generation	(7.5)
Retail, Trading and Marketing	6.7
Other Revenues	6.5
Total Change in Gross Margin	5.7

Changes in Expenses and Other:
Other Operation and Maintenance	(9.5)
Asset Impairments and Other Related Charges	(37.5)
Depreciation and Amortization	(5.8)
Taxes Other Than Income Taxes	(0.5)
Interest and Investment Income	0.9
Non-Service Cost Components of Net Periodic Benefit Cost	1.6
Interest Expense	0.2
Total Change in Expenses and Other	(50.6)

Income Tax Expense (Credit)	16.1
Equity Earnings of Unconsolidated Subsidiaries	0.2
Net Loss Attributable to Noncontrolling Interests	0.2

Third Quarter of 2018	$5.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $8 million primarily due to the reduction of energy margins.

•	Retail, Trading and Marketing increased $7 million due to increased energy volumes.

•	Other Revenues increased $7 million primarily due to renewable projects placed in service and the repowering of Trent and Desert Sky.
Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $10 million primarily due to the following:

•	A $17 million increase due to severance accruals related to the announced merchant generation plant retirements.
This increase was partially offset by:

•	A $7 million decrease primarily due to the sale of certain merchant generation assets in 2017.

•	Asset Impairments and Other Related Charges increased $38 million primarily due to the $35 million impairment of Racine in the third quarter of 2018.

•	Depreciation and Amortization increased $6 million due to a higher depreciable base from increased investments in wind farms and renewable energy sources.

•
Income Tax Expense (Credit) decreased $16 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Nine Months Ended September 30, 2017	$246.3

Changes in Gross Margin:
Generation	(74.6)
Retail, Trading and Marketing	(20.1)
Other Revenues	9.5
Total Change in Gross Margin	(85.2)

Changes in Expenses and Other:
Other Operation and Maintenance	25.5
Asset Impairments and Other Related Charges	(24.4)
Gain on Sale of Merchant Generation Assets	(226.4)
Depreciation and Amortization	(8.9)
Taxes Other Than Income Taxes	(1.4)
Interest and Investment Income	2.0
Non-Service Cost Components of Net Periodic Benefit Cost	4.8
Interest Expense	3.0
Total Change in Expenses and Other	(225.8)

Income Tax Expense (Credit)	126.0
Equity Earnings of Unconsolidated Subsidiaries	0.5
Net Loss Attributable to Noncontrolling Interests	0.5

Nine Months Ended September 30, 2018	$62.3

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $75 million primarily due to the reduction of revenues associated with the sale of certain merchant generation assets in 2017 combined with reduced energy margins in 2018.

•	Retail, Trading and Marketing decreased $20 million primarily due to lower margins in 2018 combined with the impact of favorable wholesale trading and marketing performance in 2017.

•	Other Revenues increased $10 million primarily due to renewable projects placed in service and the repowering of Trent and Desert Sky.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $26 million primarily due the following:

•	A $43 million decrease primarily due to the sale of certain merchant generation assets in 2017.
This decrease was partially offset by:

•	A $17 million increase due to severance accruals related to the announced merchant generation plant retirements.

•
Asset Impairments and Other Related Charges increased $24 million due to the $35 million impairment of Racine in the third quarter of 2018 compared to the $11 million impairment of other merchant generation assets in 2017.

•	Gain on Sale of Merchant Generation Assets decreased $226 million due to the sale of certain merchant generation assets in 2017.

•	Depreciation and Amortization increased $9 million due to a higher depreciable base from increased investments in wind farms and renewable energy sources.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $126 million primarily due to a decrease in pretax book income driven by the gain on the sale of certain merchant generation assets in 2017 and the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform.

CORPORATE AND OTHER

Third Quarter of 2018 Compared to Third Quarter of 2017

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from $5 million in 2017 to $10 million in 2018 primarily due to a $25 million decrease in general corporate expenses and a $10 million decrease in federal income tax expense, partially offset by a $14 million increase in interest expense as a result of increased debt outstanding and a $12 million gain recognized on the sale of an equity investment in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $11 million in 2017 to a loss of $17 million in 2018 primarily due to a $42 million increase in interest expense as a result of increased debt outstanding, a $20 million impairment of an equity investment and related assets in 2018 and a $12 million gain recognized on the sale of an equity investment in the third quarter of 2017. These items were partially offset by a $45 million decrease in general corporate expenses and an $18 million decrease in income tax expense related to the enactment of the Kentucky state tax legislation in the second quarter of 2018.

AEP SYSTEM INCOME TAXES

Third Quarter of 2018 Compared to Third Quarter of 2017

Income Tax Expense decreased $345 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Income Tax Expense decreased $704 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2018		December 31, 2017
	(dollars in millions)
Long-term Debt, including amounts due within one year	$22,774.0	51.7%	$21,173.3	51.5%
Short-term Debt	2,242.6	5.1	1,638.6	4.0
Total Debt	25,016.6	56.8	22,811.9	55.5
AEP Common Equity	19,016.8	43.1	18,287.0	44.4
Noncontrolling Interests	30.0	0.1	26.6	0.1
Total Debt and Equity Capitalization	$44,063.4	100.0%	$41,125.5	100.0%

AEP’s ratio of debt-to-total capital increased from 55.5% as of December 31, 2017 to 56.8% as of September 30, 2018 primarily due to an increase in debt due to increasing construction expenditures for distribution and transmission investments.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of September 30, 2018, AEP had a $3 billion revolving credit facility commitment to support its operations.  In October 2018, the revolving credit facility was increased to $4 billion and extended until June 2022. Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, sale-leaseback or leasing agreements or common stock.

Commercial Paper Credit Facilities

AEP manages liquidity by maintaining adequate external financing commitments.  As of September 30, 2018, available liquidity was approximately $2.3 billion as illustrated in the table below:

		Amount	Maturity
		(in millions)
Commercial Paper Backup:
	Revolving Credit Facility	$3,000.0	June 2021
Cash and Cash Equivalents		788.3
Total Liquidity Sources		3,788.3
Less:	AEP Commercial Paper Outstanding	1,473.2

Net Available Liquidity		$2,315.1

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program is used to fund both a Utility Money Pool, which funds the utility subsidiaries, and a Nonutility Money Pool, which funds certain nonutility subsidiaries.  In addition, the program also funds, as direct borrowers, the short-term debt requirements of other subsidiaries that are not participants in either money pool for regulatory or operational reasons.  The maximum amount of commercial paper outstanding during the first nine months of 2018 was $2.3 billion.  The weighted-average interest rate for AEP’s commercial paper during 2018 was 2.25%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under four uncommitted facilities totaling $305 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2018 was $72 million with maturities ranging from October 2018 to September 2019.

Securitized Accounts Receivables

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in July 2018 to include a $125 million and a $625 million facility which expire in July 2020 and 2021, respectively.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements. Debt as defined in the revolving credit agreements excludes securitization bonds and debt of AEP Credit. As of September 30, 2018, this contractually-defined percentage was 55.1%. Nonperformance under these covenants could result in an event of default under these credit agreements. In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facility does not permit the lenders to refuse a draw if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.67 per share in October 2018. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$412.6	$403.5
Net Cash Flows from Operating Activities	3,932.6	3,124.2
Net Cash Flows Used for Investing Activities	(4,688.7)	(1,722.7)
Net Cash Flows from (Used for) Financing Activities	1,281.0	(1,314.2)
Net Increase in Cash, Cash Equivalents and Restricted Cash	524.9	87.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$937.5	$490.8

Operating Activities

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net Income	$1,566.5	$1,527.1
Non-Cash Adjustments to Net Income (a)	1,728.7	2,030.6
Mark-to-Market of Risk Management Contracts	(95.4)	(56.2)
Pension Contributions to Qualified Plant Trust	—	(93.3)
Property Taxes	304.8	291.4
Deferred Fuel Over/Under Recovery, Net	210.6	81.0
Recovery of Ohio Capacity Costs, Net	52.7	65.6
Provision for Refund - Global Settlement, Net	(5.5)	(93.3)
Change in Other Noncurrent Assets	161.6	(334.6)
Change in Other Noncurrent Liabilities	141.9	205.7
Change in Certain Components of Working Capital	(133.3)	(499.8)
Net Cash Flows from Operating Activities	$3,932.6	$3,124.2

(a)
Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Allowance for Equity Funds Used During Construction, Amortization of Nuclear Fuel, Gain on Sale of Merchant Generation Assets and Gain on Sale of Equity Investments.

Net Cash Flows from Operating Activities increased by $808 million primarily due to the following:

•
A $496 million increase in cash from Change in Other Noncurrent Assets primarily due to changes in regulatory assets as a result of the impact of the FERC settlement on regulated AEP subsidiaries with rider recovery mechanisms in addition to the settlement of certain regulatory assets as a result of Ohio and West Virginia jurisdictional orders related to Tax Reform. See Note 4 - Rate Matters for additional information.

•
A $367 million increase in cash from Change in Certain Components of Working Capital. This increase is primarily due to lower employee-related payments, increased provisions for refund related to Tax Reform and decreased Fuel, Material and Supplies balances, partially offset by timing of receivables and payables.

•
A $130 million increase in cash from Deferred Fuel Over/Under Recovery, Net primarily due to fluctuations of fuel and purchase power costs at PSO and the reduction of ENEC balances at APCo and WPCo as a result of the West Virginia Tax Reform Order.

•	A $93 million increase in cash due to a pension contribution made in the second quarter of 2017.

•	An $88 million increase in cash due to Provision for Refund - Global Settlement, Net. Refunds were primarily issued in 2017.
These increases in cash were partially offset by:

•	A $263 million decrease in cash from Net Income, after non-cash adjustments. See Results of Operations for additional information.

Investing Activities

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Construction Expenditures	$(4,688.4)	$(3,778.2)
Acquisitions of Nuclear Fuel	(26.1)	(73.2)
Proceeds from Sale of Merchant Generation Assets	—	2,159.6
Other	25.8	(30.9)
Net Cash Flows Used for Investing Activities	$(4,688.7)	$(1,722.7)

Net Cash Flows Used for Investing Activities increased by $3 billion primarily due to the following:

•	A $2.2 billion decrease in cash due to the sale of certain merchant generation assets in 2017. See Note 6 - Dispositions and Impairments for additional information.

•
A $910 million decrease in cash due to increased construction expenditures, primarily due to increases in Transmission and Distribution Utilities of $653 million and AEP Transmission Holdco of $140 million.

Financing Activities

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Issuance of Common Stock, Net	$62.5	$—
Issuance/Retirement of Debt, Net	2,216.5	(338.2)
Dividends Paid on Common Stock	(922.5)	(875.0)
Other	(75.5)	(101.0)
Net Cash Flows from (Used for) Financing Activities	$1,281.0	$(1,314.2)

Net Cash Flows from (Used for) Financing Activities increased by $2.6 billion primarily due to the following:

•	A $1.3 billion increase in cash from short-term debt primarily due to increased borrowings of commercial paper. See Note 12 - Financing Activities for additional information.

•	An $829 million increase in cash due to increased issuances of long-term debt. See Note 12 - Financing Activities for additional information.

•	A $468 million increase in cash due to decreased retirements of long-term debt. See Note 12 - Financing Activities for additional information.

•	A $62 million increase in cash due to increased proceeds from issuances of common stock.
These increases in cash were partially offset by:

•	A $48 million decrease due to increased common stock dividend payments primarily due to increased dividends per share from 2017 to 2018.

In October 2018, I&M retired $4 million of Notes Payable related to DCC Fuel.

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

OFF-BALANCE SHEET ARRANGEMENTS

AEP’s current guidelines restrict the use of off-balance sheet financing entities or structures to traditional operating lease arrangements that AEP enters in the normal course of business.  The following identifies significant off-balance sheet arrangements:

	September 30, 2018	December 31, 2017
	(in millions)
Rockport Plant, Unit 2 Future Minimum Lease Payments	$664.7	$738.4
Railcars Maximum Potential Loss from Lease Agreement	13.9	17.9

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2017:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2018

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2017	$42.1	$(131.3)	$163.9	$74.7
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(29.3)	(3.4)	(16.7)	(49.4)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	15.1	15.1
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	7.0	7.0
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	94.8	40.6	—	135.4
Total MTM Risk Management Contract Net Assets (Liabilities) as of September 30, 2018	$107.6	$(94.1)	$169.3	182.8
Commodity Cash Flow Hedge Contracts				(23.2)
Fair Value Hedge Contracts				(34.2)
Collateral Deposits				(13.1)
Total MTM Derivative Contract Net Assets as of September 30, 2018				$112.3

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

Credit Risk

Credit risk is mitigated in wholesale marketing and trading activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. Management uses credit agency ratings and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis.

AEP has risk management contracts with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of September 30, 2018, credit exposure net of collateral to sub investment grade counterparties was approximately 6.5%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss). As of September 30, 2018, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$491.4	$2.2	$489.2	3	$268.7
Noninvestment Grade	0.6	0.6	—	—	—
No External Ratings:
Internal Investment Grade	122.5	—	122.5	3	77.8
Internal Noninvestment Grade	52.6	10.5	42.1	2	29.1
Total as of September 30, 2018	$667.1	$13.3	$653.8

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of September 30, 2018, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2018				December 31, 2017
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$1.8	$0.3	$0.1	$0.2	$0.5	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2018				December 31, 2017
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.6	$16.5	$2.9	$0.4	$4.1	$6.5	$1.0	$0.3

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the nine months ended September 30, 2018 and 2017, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $25 million and $28 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Vertically Integrated Utilities	$2,610.2	$2,453.8	$7,332.4	$6,819.3
Transmission and Distribution Utilities	1,180.9	1,149.7	3,450.0	3,242.7
Generation & Marketing	486.5	441.5	1,399.3	1,386.8
Other Revenues	55.5	59.7	212.9	165.7
TOTAL REVENUES	4,333.1	4,104.7	12,394.6	11,614.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	840.4	707.4	1,909.1	1,865.3
Purchased Electricity for Resale	784.7	718.1	2,551.7	2,156.9
Other Operation	826.0	644.0	2,332.7	1,884.1
Maintenance	316.6	269.0	911.0	862.6
Gain on Sale of Merchant Generation Assets	—	—	—	(226.4)
Depreciation and Amortization	602.6	518.5	1,695.5	1,485.9
Taxes Other Than Income Taxes	294.2	272.6	863.0	792.0
TOTAL EXPENSES	3,664.5	3,129.6	10,263.0	8,820.4

OPERATING INCOME	668.6	975.1	2,131.6	2,794.1

Other Income (Expense):
Interest and Investment Income	5.4	2.4	11.3	12.7
Carrying Costs Income	0.9	2.6	7.2	14.2
Allowance for Equity Funds Used During Construction	30.9	20.0	92.4	62.2
Non-Service Cost Components of Net Periodic Benefit Cost	31.9	11.4	95.3	34.2
Gain on Sale of Equity Investment	—	12.4	—	12.4
Interest Expense	(256.8)	(223.3)	(733.1)	(668.0)

INCOME BEFORE INCOME TAX EXPENSE (CREDIT) AND EQUITY EARNINGS	480.9	800.6	1,604.7	2,261.8

Income Tax Expense (Credit)	(80.7)	264.0	93.5	797.8
Equity Earnings of Unconsolidated Subsidiaries	18.1	20.1	55.3	63.1

NET INCOME	579.7	556.7	1,566.5	1,527.1

Net Income Attributable to Noncontrolling Interests	2.1	12.0	6.1	15.2

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$577.6	$544.7	$1,560.4	$1,511.9

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	492,984,741	491,840,722	492,649,456	491,781,643

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.17	$1.11	$3.17	$3.07

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	493,940,543	492,986,307	493,526,937	492,428,586

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.17	$1.10	$3.16	$3.07

CASH DIVIDENDS DECLARED PER SHARE	$0.62	$0.59	$1.86	$1.77

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$579.7	$556.7	$1,566.5	$1,527.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $2.7 and $(8.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $3.9 and $(12.2) for the Nine Months Ended September 30, 2018 and 2017, Respectively	10.2	(15.0)	14.7	(22.6)
Securities Available for Sale, Net of Tax of $0 and $0.5 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $0 and $1.5 for the Nine Months Ended September 30, 2018 and 2017, Respectively	—	0.9	—	2.7
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.4) and $0.1 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(1.1) and $0.4 for the Nine Months Ended September 30, 2018 and 2017, Respectively	(1.4)	0.3	(4.0)	0.8

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	8.8	(13.8)	10.7	(19.1)

TOTAL COMPREHENSIVE INCOME	588.5	542.9	1,577.2	1,508.0

Total Comprehensive Income Attributable to Noncontrolling Interests	2.1	12.0	6.1	15.2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$586.4	$530.9	$1,571.1	$1,492.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2016	512.0	$3,328.3	$6,332.6	$7,892.4	$(156.3)	$23.1	$17,420.1

Common Stock Dividends				(872.3)		(2.7)	(875.0)
Other Changes in Equity			51.6			0.8	52.4
Net Income				1,511.9		15.2	1,527.1
Other Comprehensive Loss					(19.1)		(19.1)
TOTAL EQUITY – SEPTEMBER 30, 2017	512.0	$3,328.3	$6,384.2	$8,532.0	$(175.4)	$36.4	$18,105.5

TOTAL EQUITY – DECEMBER 31, 2017	512.2	$3,329.4	$6,398.7	$8,626.7	$(67.8)	$26.6	$18,313.6

Issuance of Common Stock	1.1	7.1	55.4				62.5
Common Stock Dividends				(919.3)		(3.2)	(922.5)
Other Changes in Equity			18.5			0.5	19.0
ASU 2018-02 Adoption				14.0	(17.0)		(3.0)
ASU 2016-01 Adoption				11.9	(11.9)		—
Net Income				1,560.4		6.1	1,566.5
Other Comprehensive Income					10.7		10.7
TOTAL EQUITY – SEPTEMBER 30, 2018	513.3	$3,336.5	$6,472.6	$9,293.7	$(86.0)	$30.0	$19,046.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$788.3	$214.6
Restricted Cash (September 30, 2018 and December 31, 2017 Amounts Include $149.2 and $198, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding and Appalachian Consumer Rate Relief Funding)	149.2	198.0
Other Temporary Investments (September 30, 2018 and December 31, 2017 Amounts Include $157 and $155.4, Respectively, Related to EIS and Transource Energy)	164.1	161.7
Accounts Receivable:
Customers	757.9	643.9
Accrued Unbilled Revenues	241.2	230.2
Pledged Accounts Receivable – AEP Credit	1,112.2	954.2
Miscellaneous	47.2	101.2
Allowance for Uncollectible Accounts	(40.4)	(38.5)
Total Accounts Receivable	2,118.1	1,891.0
Fuel	282.3	387.7
Materials and Supplies	565.6	565.5
Risk Management Assets	191.9	126.2
Regulatory Asset for Under-Recovered Fuel Costs	137.5	292.5
Margin Deposits	108.8	105.5
Prepayments and Other Current Assets	186.6	310.4
TOTAL CURRENT ASSETS	4,692.4	4,253.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	21,327.3	20,760.5
Transmission	20,113.7	18,972.5
Distribution	20,763.9	19,868.5
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	3,996.9	3,706.3
Construction Work in Progress	4,995.5	4,120.7
Total Property, Plant and Equipment	71,197.3	67,428.5
Accumulated Depreciation and Amortization	17,841.6	17,167.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	53,355.7	50,261.5

OTHER NONCURRENT ASSETS
Regulatory Assets	3,189.9	3,587.6
Securitized Assets	1,001.4	1,211.2
Spent Nuclear Fuel and Decommissioning Trusts	2,666.0	2,527.6
Goodwill	52.5	52.5
Long-term Risk Management Assets	264.9	282.1
Deferred Charges and Other Noncurrent Assets	2,394.6	2,553.5
TOTAL OTHER NONCURRENT ASSETS	9,569.3	10,214.5

TOTAL ASSETS	$67,617.4	$64,729.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(dollars in millions)
(Unaudited)

			September 30,	December 31,
			2018	2017
CURRENT LIABILITIES
Accounts Payable			$1,579.9	$2,065.3
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	718.0
Other Short-term Debt			1,492.6	920.6
Total Short-term Debt			2,242.6	1,638.6
Long-term Debt Due Within One Year (September 30, 2018 and December 31, 2017 Amounts Include $420.7 and $406.9, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Sabine)			1,904.2	1,753.7
Risk Management Liabilities			57.3	61.6
Customer Deposits			372.5	357.0
Accrued Taxes			774.1	1,115.5
Accrued Interest			299.8	234.5
Regulatory Liability for Over-Recovered Fuel Costs			66.9	11.9
Other Current Liabilities			1,128.9	1,033.2
TOTAL CURRENT LIABILITIES			8,426.2	8,271.3

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2018 and December 31, 2017 Amounts Include $1,110 and $1,410.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy, and Sabine)			20,869.8	19,419.6
Long-term Risk Management Liabilities			287.2	322.0
Deferred Income Taxes			7,110.4	6,813.9
Regulatory Liabilities and Deferred Investment Tax Credits			8,643.5	8,422.3
Asset Retirement Obligations			1,975.1	1,925.5
Employee Benefits and Pension Obligations			350.7	398.1
Deferred Credits and Other Noncurrent Liabilities			807.2	830.9
TOTAL NONCURRENT LIABILITIES			40,043.9	38,132.3

TOTAL LIABILITIES			48,470.1	46,403.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Redeemable Noncontrolling Interest			70.0	—
Contingently Redeemable Performance Share Awards			30.5	11.9
TOTAL MEZZANINE EQUITY			100.5	11.9

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2018	2017
Shares Authorized	600,000,000	600,000,000
Shares Issued	513,301,636	512,210,644
(20,204,160 and 20,205,046 Shares were Held in Treasury as of September 30, 2018 and December 31, 2017, Respectively)			3,336.5	3,329.4
Paid-in Capital			6,472.6	6,398.7
Retained Earnings			9,293.7	8,626.7
Accumulated Other Comprehensive Income (Loss)			(86.0)	(67.8)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			19,016.8	18,287.0

Noncontrolling Interests			30.0	26.6

TOTAL EQUITY			19,046.8	18,313.6

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$67,617.4	$64,729.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$1,566.5	$1,527.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,695.5	1,485.9
Deferred Income Taxes	43.0	740.9
Allowance for Equity Funds Used During Construction	(92.4)	(62.2)
Mark-to-Market of Risk Management Contracts	(95.4)	(56.2)
Amortization of Nuclear Fuel	82.6	104.8
Pension Contributions to Qualified Plan Trust	—	(93.3)
Property Taxes	304.8	291.4
Deferred Fuel Over/Under-Recovery, Net	210.6	81.0
Gain on Sale of Merchant Generation Assets	—	(226.4)
Gain on Sale of Equity Investment	—	(12.4)
Recovery of Ohio Capacity Costs	52.7	65.6
Provision for Refund – Global Settlement, Net	(5.5)	(93.3)
Change in Other Noncurrent Assets	161.6	(334.6)
Change in Other Noncurrent Liabilities	141.9	205.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(52.3)	201.3
Fuel, Materials and Supplies	98.7	58.5
Accounts Payable	(45.0)	(91.0)
Accrued Taxes, Net	(247.5)	(310.1)
Other Current Assets	11.7	(98.2)
Other Current Liabilities	101.1	(260.3)
Net Cash Flows from Operating Activities	3,932.6	3,124.2

INVESTING ACTIVITIES
Construction Expenditures	(4,688.4)	(3,778.2)
Purchases of Investment Securities	(1,591.2)	(1,855.8)
Sales of Investment Securities	1,550.9	1,808.6
Acquisitions of Nuclear Fuel	(26.1)	(73.2)
Proceeds from Sale of Merchant Generation Assets	—	2,159.6
Other Investing Activities	66.1	16.3
Net Cash Flows Used for Investing Activities	(4,688.7)	(1,722.7)

FINANCING ACTIVITIES
Issuance of Common Stock	62.5	—
Issuance of Long-term Debt	3,572.0	2,742.7
Commercial Paper and Credit Facility Borrowings	205.6	—
Change in Short-term Debt, Net	604.0	(653.7)
Retirement of Long-term Debt	(1,959.5)	(2,427.2)
Commercial Paper and Credit Facility Repayments	(205.6)	—
Make Whole Premium on Extinguishment of Long-term Debt	(10.3)	(46.1)
Principal Payments for Capital Lease Obligations	(49.4)	(50.5)
Dividends Paid on Common Stock	(922.5)	(875.0)
Other Financing Activities	(15.8)	(4.4)
Net Cash Flows from (Used for) Financing Activities	1,281.0	(1,314.2)

Net Increase in Cash, Cash Equivalents and Restricted Cash	524.9	87.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	412.6	403.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$937.5	$490.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$631.3	$613.8
Net Cash Paid (Received) for Income Taxes	(27.9)	(6.8)
Noncash Acquisitions Under Capital Leases	43.5	44.5
Construction Expenditures Included in Current Liabilities as of September 30,	882.3	791.6
Construction Expenditures Included in Noncurrent Liabilities as of September 30,	—	71.8
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	12.1	0.6
Noncash Contribution of Assets by Noncontrolling Interest	84.0	—
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	2.1	2.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	3,893	3,867	9,679	9,163
Commercial	3,172	3,135	8,438	8,395
Industrial	2,054	1,867	6,243	6,025
Miscellaneous	159	157	430	429
Total Retail	9,278	9,026	24,790	24,012

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	—	—	234	103
Normal – Heating (b)	—	—	194	199

Actual – Cooling (c)	1,424	1,393	2,612	2,640
Normal – Cooling (b)	1,367	1,364	2,413	2,396

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$64.3

Changes in Gross Margin:
Retail Margins	(4.4)
Off-system Sales	3.7
Transmission Revenues	(0.6)
Other Revenues	(1.4)
Total Change in Gross Margin	(2.7)

Changes in Expenses and Other:
Other Operation and Maintenance	(19.8)
Depreciation and Amortization	(9.3)
Taxes Other Than Income Taxes	(3.0)
Allowance for Equity Funds Used During Construction	5.8
Non-Service Cost Components of Net Periodic Benefit Cost	2.2
Interest Expense	(2.0)
Total Change in Expenses and Other	(26.1)

Income Tax Expense	22.3

Third Quarter of 2018	$57.8

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•	Retail Margins decreased $4 million primarily due to the following:

•	A $6 million decrease due to lower weather-normalized margins.

•	A $6 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.
These decreases were partially offset by:

•	A $3 million increase in revenues associated with the Distribution Cost Recovery Factor revenue rider.

•
A $2 million increase in revenues associated with the Transmission Cost Recovery Factor revenue rider. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $2 million increase in weather-related usage primarily driven by a 2% increase in cooling degree days.

•	Margins from Off-system Sales increased $4 million primarily due to higher affiliated PPA revenues, which were offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	Transmission Revenues decreased $1 million primarily due to the following:

•	A $6 million decrease due to lower rates in order to pass the benefits of Tax Reform on to customers. This decrease was offset in Income Tax Expense below.
This decrease was offset by:

•	A $6 million increase due to recovery of increased transmission investment in ERCOT.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $20 million primarily due to the following:

•	A $7 million increase in ERCOT transmission expenses. This increase was offset by an increase in Retail Margins above.

•	A $6 million increase in employee-related expenses.

•	A $5 million increase in affiliated PPA expenses. This increase was offset by an increase in Margins from Off-system sales above.

•	Depreciation and Amortization expenses increased $9 million primarily due to the following:

•	A $4 million increase due to a prior year asset retirement obligation revision for the Oklaunion Power Station.

•	A $3 million increase in depreciation expense primarily due to an increase in the depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $3 million primarily due to increased property taxes as a result of additional capital investment and increased tax rates.

•	Allowance for Equity Funds Used During Construction increased $6 million primarily due to increased transmission projects.

•	Interest Expense increased $2 million primarily due to the following:

•	An $8 million increase due to the issuances of long-term debt.
This increase was offset by:

•	A $4 million decrease due to a higher debt component of AFUDC and increased investment primarily in transmission projects.

•	A $2 million decrease in securitization assets related to Transition Funding. This decrease was offset above in Other Revenues and Depreciation and Amortization.

•
Income Tax Expense decreased $22 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$146.6

Changes in Gross Margin:
Retail Margins	16.1
Off-system Sales	2.0
Transmission Revenues	1.4
Other Revenues	(1.2)
Total Change in Gross Margin	18.3

Changes in Expenses and Other:
Other Operation and Maintenance	(45.3)
Depreciation and Amortization	(21.9)
Taxes Other Than Income Taxes	(9.0)
Interest Income	(1.6)
Allowance for Equity Funds Used During Construction	13.0
Non-Service Cost Components of Net Periodic Benefit Cost	6.5
Interest Expense	(3.3)
Total Change in Expenses and Other	(61.6)

Income Tax Expense	47.8

Nine Months Ended September 30, 2018	$151.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•	Retail Margins increased $16 million primarily due to the following:

•	A $16 million increase in revenues associated with the Distribution Cost Recovery Factor revenue rider.

•
A $13 million increase in revenues associated with the Transmission Cost Recovery Factor revenue rider. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $13 million increase in weather-related usage primarily driven by a 127% increase in heating degree days partially offset by a 1% decrease in cooling degree days.
These increases were partially offset by:

•	An $18 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $7 million decrease due to lower weather-normalized margins primarily in the residential class.

•	Transmission Revenues increased $1 million primarily due to the following:

•	A $19 million increase due to recovery of increased transmission investment in ERCOT.
This increase was partially offset by:

•	An $11 million decrease due to the 2018 provisions for customer refunds due to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $6 million decrease due to lower rates in order to pass the benefits of Tax Reform on to customers. This decrease was offset in Income Tax Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $45 million primarily due to the following:

•	A $20 million increase in ERCOT transmission expenses. This increase was partially offset by an increase in Retail Margins above.

•	A $9 million increase in distribution expenses.

•	A $9 million increase in employee-related expenses.

•	A $5 million increase in affiliated PPA expenses. This increase was offset by an increase in Margins from Off-system sales above.

•	Depreciation and Amortization expenses increased $22 million primarily due to the following:

•	An $11 million increase in depreciation expense primarily due to an increase in the depreciable base of transmission and distribution assets.

•	A $5 million increase in securitization amortizations related to Transition Funding. This increase was offset in Other Revenues above and Interest Expense below.

•	A $4 million increase due to a prior year asset retirement obligation revision for the Oklaunion Power Station.

•	A $3 million increase in amortization primarily due to advanced metering infrastructure projects and capitalized software.

•	Taxes Other Than Income Taxes increased $9 million primarily due to increased property taxes as a result of additional capital investment and increased tax rates.

•	Allowance for Equity Funds Used During Construction increased $13 million primarily due to increased transmission projects.

•
Non-Service Cost Components of Net Periodic Cost decreased $7 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•	Interest Expense increased $3 million primarily due to the following:

•	A $20 million increase due to the issuances of long-term debt.
This increase was partially offset by:

•	A $10 million decrease due to a higher debt component of AFUDC and increased investment primarily in transmission projects.

•	An $8 million decrease in securitization assets related to Transition Funding. This decrease was offset above in Other Revenues and Depreciation and Amortization.

•
Income Tax Expense decreased $48 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electric Transmission and Distribution	$404.5	$411.5	$1,127.0	$1,111.4
Sales to AEP Affiliates	27.5	18.9	63.3	50.8
Other Revenues	1.4	0.8	3.0	2.1
TOTAL REVENUES	433.4	431.2	1,193.3	1,164.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	13.2	8.3	27.9	17.2
Other Operation	133.4	117.5	368.4	332.8
Maintenance	23.2	19.3	67.8	58.1
Depreciation and Amortization	133.3	124.0	364.9	343.0
Taxes Other Than Income Taxes	36.3	33.3	102.3	93.3
TOTAL EXPENSES	339.4	302.4	931.3	844.4

OPERATING INCOME	94.0	128.8	262.0	319.9

Other Income (Expense):
Interest Income	0.5	0.5	—	1.6
Allowance for Equity Funds Used During Construction	5.8	—	15.2	2.2
Non-Service Cost Components of Net Periodic Benefit Cost	3.1	0.9	9.2	2.7
Interest Expense	(37.3)	(35.3)	(108.9)	(105.6)

INCOME BEFORE INCOME TAX EXPENSE	66.1	94.9	177.5	220.8

Income Tax Expense	8.3	30.6	26.4	74.2

NET INCOME	$57.8	$64.3	$151.1	$146.6

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$57.8	$64.3	$151.1	$146.6

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.2 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $0.2 and $0.4 for the Nine Months Ended September 30, 2018 and 2017, Respectively	0.3	0.2	0.8	0.7
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $0 and $0.1 for the Nine Months Ended September 30, 2018 and 2017, Respectively	—	0.1	0.1	0.2

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3	0.9	0.9

TOTAL COMPREHENSIVE INCOME	$58.1	$64.6	$152.0	$147.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$857.9	$814.1	$(14.9)	$1,657.1

Capital Contribution from Parent	200.0			200.0
Net Income		146.6		146.6
Other Comprehensive Income			0.9	0.9
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2017	$1,057.9	$960.7	$(14.0)	$2,004.6

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$1,057.9	$1,124.6	$(12.6)	$2,169.9

Capital Contribution from Parent	100.0			100.0
ASU 2018-02 Adoption		1.8	(2.7)	(0.9)
Net Income		151.1		151.1
Other Comprehensive Income			0.9	0.9
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$1,157.9	$1,277.5	$(14.4)	$2,421.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$2.0
Restricted Cash for Securitized Transition Funding	124.2	155.2
Advances to Affiliates	8.0	111.9
Accounts Receivable:
Customers	132.9	105.3
Affiliated Companies	14.3	12.3
Accrued Unbilled Revenues	73.7	75.8
Miscellaneous	0.5	1.3
Allowance for Uncollectible Accounts	(0.9)	(0.7)
Total Accounts Receivable	220.5	194.0
Fuel	6.9	3.6
Materials and Supplies	51.1	52.0
Risk Management Assets	0.5	0.5
Accrued Tax Benefits	14.6	41.0
Prepayments and Other Current Assets	12.0	3.6
TOTAL CURRENT ASSETS	437.9	563.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	352.1	350.7
Transmission	3,302.3	3,053.6
Distribution	3,968.4	3,718.6
Other Property, Plant and Equipment	554.0	461.0
Construction Work in Progress	1,108.8	835.7
Total Property, Plant and Equipment	9,285.6	8,419.6
Accumulated Depreciation and Amortization	1,643.9	1,594.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,641.7	6,825.1

OTHER NONCURRENT ASSETS
Regulatory Assets	396.4	378.7
Securitized Transition Assets (September 30, 2018 and December 31, 2017 Amounts Include $702.9 and $869.5, Respectively, Related to Transition Funding)	717.9	891.2
Deferred Charges and Other Noncurrent Assets	97.8	114.8
TOTAL OTHER NONCURRENT ASSETS	1,212.1	1,384.7

TOTAL ASSETS	$9,291.7	$8,773.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT LIABILITIES
Advances from Affiliates	$77.8	$—
Accounts Payable:
General	208.8	379.4
Affiliated Companies	31.7	30.2
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2018 and December 31, 2017 Amounts Include $250.5 and $236.1, Respectively, Related to Transition Funding)	500.5	266.1
Accrued Taxes	90.8	77.2
Accrued Interest (September 30, 2018 and December 31, 2017 Amounts Include $9 and $15.9, Respectively, Related to Transition Funding)	54.3	42.2
Oklaunion Purchase Power Agreement	22.8	—
Other Current Liabilities	99.5	76.4
TOTAL CURRENT LIABILITIES	1,086.2	871.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2018 and December 31, 2017 Amounts Include $574.7 and $790.1, Respectively, Related to Transition Funding)	3,413.9	3,383.2
Deferred Income Taxes	902.3	913.1
Regulatory Liabilities and Deferred Investment Tax Credits	1,346.4	1,320.5
Oklaunion Purchase Power Agreement	28.7	52.0
Deferred Credits and Other Noncurrent Liabilities	93.2	63.4
TOTAL NONCURRENT LIABILITIES	5,784.5	5,732.2

TOTAL LIABILITIES	6,870.7	6,603.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,157.9	1,057.9
Retained Earnings	1,277.5	1,124.6
Accumulated Other Comprehensive Income (Loss)	(14.4)	(12.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,421.0	2,169.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,291.7	$8,773.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$151.1	$146.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	364.9	343.0
Deferred Income Taxes	(21.2)	124.1
Allowance for Equity Funds Used During Construction	(15.2)	(2.2)
Mark-to-Market of Risk Management Contracts	—	0.1
Pension Contributions to Qualified Plan Trust	—	(8.8)
Property Taxes	(19.2)	(15.9)
Change in Regulatory Asset – Catastrophe Reserve	(22.3)	(72.3)
Change in Other Noncurrent Assets	(14.2)	(29.1)
Change in Other Noncurrent Liabilities	67.1	7.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(26.5)	(47.6)
Fuel, Materials and Supplies	(2.4)	(0.1)
Accounts Payable	(19.1)	77.3
Accrued Taxes, Net	40.0	1.7
Other Current Assets	(6.3)	(2.5)
Other Current Liabilities	14.1	(31.2)
Net Cash Flows from Operating Activities	490.8	490.5

INVESTING ACTIVITIES
Construction Expenditures	(1,096.1)	(617.5)
Change in Advances to Affiliates, Net	103.9	(437.0)
Other Investing Activities	31.1	11.5
Net Cash Flows Used for Investing Activities	(961.1)	(1,043.0)

FINANCING ACTIVITIES
Capital Contribution from Parent	100.0	200.0
Issuance of Long-term Debt – Nonaffiliated	494.0	749.9
Change in Advances from Affiliates, Net	77.8	(169.5)
Retirement of Long-term Debt – Nonaffiliated	(231.7)	(248.4)
Principal Payments for Capital Lease Obligations	(3.6)	(3.0)
Other Financing Activities	0.9	(0.3)
Net Cash Flows from Financing Activities	437.4	528.7

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding	(32.9)	(23.8)
Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding at Beginning of Period	157.2	146.9
Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding at End of Period	$124.3	$123.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$92.2	$101.1
Net Cash Paid (Received) for Income Taxes	(14.2)	(23.3)
Noncash Acquisitions Under Capital Leases	8.9	5.3
Construction Expenditures Included in Current Liabilities as of September 30,	176.4	166.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of September 30,
	2018	2017
	(in millions)
Plant In Service	$5,988.7	$4,664.1
Construction Work in Progress	1,772.9	1,393.0
Accumulated Depreciation and Amortization	234.6	134.0
Total Transmission Property, Net	$7,527.0	$5,923.1

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$58.6

Changes in Transmission Revenues:
Transmission Revenues	28.8
Total Change in Transmission Revenues	28.8

Changes in Expenses and Other:
Other Operation and Maintenance	(7.5)
Depreciation and Amortization	(10.3)
Taxes Other Than Income Taxes	(7.6)
Interest Income	0.3
Allowance for Equity Funds Used During Construction	6.6
Interest Expense	(2.7)
Total Change in Expenses and Other	(21.2)

Income Tax Expense	11.9

Third Quarter of 2018	$78.1

The tables above reflect the revisions made to AEPTCo’s previously issued financial statements. For additional details on the revisions to AEPTCo’s financial statements, see Note 1 - Significant Accounting Matters.

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•
Transmission Revenues increased $29 million due to an increase in the formula rate revenue requirement primarily driven by continued investment in transmission assets. This increase includes the impact of the reduction in revenue related to Tax Reform, which was offset by a decrease in Income Tax Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $8 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $7 million primarily due to increased transmission investment resulting in a higher CWIP balance.

•	Interest Expense increased $3 million primarily due to the following:

•	A $5 million increase primarily due to higher long-term debt balances.
This increase was partially offset by:

•	A $2 million decrease due to higher AFUDC borrowed funds resulting from a higher CWIP balance.

•
Income Tax Expense decreased $12 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and amortization of Excess ADIT, partially offset by an increase in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$212.4

Changes in Transmission Revenues:
Transmission Revenues	51.4
Total Change in Transmission Revenues	51.4

Changes in Expenses and Other:
Other Operation and Maintenance	(21.6)
Depreciation and Amortization	(27.8)
Taxes Other Than Income Taxes	(20.9)
Interest Income	0.8
Allowance for Equity Funds Used During Construction	15.7
Interest Expense	(10.3)
Total Change in Expenses and Other	(64.1)

Income Tax Expense	44.5

Nine Months Ended September 30, 2018	$244.2

The table above reflects the revisions made to AEPTCo’s previously issued financial statements. For additional details on the revisions to AEPTCo’s financial statements, see Note 1 - Significant Accounting Matters.

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•	Transmission Revenues increased $51 million primarily due to the following:

•
A $115 million increase in revenues due to an increase in the formula rate revenue requirement primarily driven by continued investment in transmission assets. This increase includes the impact of the reduction in revenue related to Tax Reform, which was offset by a decrease in Income Tax Expense below.

This increase was partially offset by:

•	A $64 million decrease in revenues due to a lower annual formula rate true-up in 2018 driven by implementing forward looking formula rates in 2017.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $22 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $28 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $21 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $16 million primarily due to increased transmission investment resulting in a higher CWIP balance.

•	Interest Expense increased $10 million primarily due to the following:

•	A $16 million increase primarily due to higher long-term debt balances.
This increase was partially offset by:

•	A $6 million decrease due to higher AFUDC borrowed funds resulting from a higher CWIP balance.

•
Income Tax Expense decreased $45 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Transmission Revenues	$46.0	$35.6	$132.3	$95.7
Sales to AEP Affiliates	148.4	130.1	453.8	439.1
Other Revenues	—	(0.1)	0.1	—
TOTAL REVENUES	194.4	165.6	586.2	534.8

EXPENSES
Other Operation	24.5	18.4	59.6	38.8
Maintenance	2.8	1.4	7.6	6.8
Depreciation and Amortization	34.9	24.6	97.5	69.7
Taxes Other Than Income Taxes	35.2	27.6	102.9	82.0
TOTAL EXPENSES	97.4	72.0	267.6	197.3

OPERATING INCOME	97.0	93.6	318.6	337.5

Other Income (Expense):
Interest Income	0.5	0.2	1.3	0.5
Allowance for Equity Funds Used During Construction	18.0	11.4	48.7	33.0
Interest Expense	(19.8)	(17.1)	(60.7)	(50.4)

INCOME BEFORE INCOME TAX EXPENSE	95.7	88.1	307.9	320.6

Income Tax Expense	17.6	29.5	63.7	108.2

NET INCOME	$78.1	$58.6	$244.2	$212.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2016	$1,455.0	$502.6	$1,957.6

Capital Contributions from Member	185.5		185.5
Net Income		212.4	212.4
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2017	$1,640.5	$715.0	$2,355.5

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2017	$1,816.6	$773.3	$2,589.9

Capital Contributions from Member	582.0		582.0
Net Income		244.2	244.2
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2018	$2,398.6	$1,017.5	$3,416.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Advances to Affiliates	$278.0	$146.3
Accounts Receivable:
Customers	11.9	15.0
Affiliated Companies	73.0	93.2
Miscellaneous	1.1	1.3
Total Accounts Receivable	86.0	109.5
Materials and Supplies	16.4	13.6
Accrued Tax Benefits	29.8	49.4
Prepayments and Other Current Assets	3.5	7.6
TOTAL CURRENT ASSETS	413.7	326.4

TRANSMISSION PROPERTY
Transmission Property	5,833.5	5,319.7
Other Property, Plant and Equipment	155.2	126.8
Construction Work in Progress	1,772.9	1,324.0
Total Transmission Property	7,761.6	6,770.5
Accumulated Depreciation and Amortization	234.6	152.6
TOTAL TRANSMISSION PROPERTY – NET	7,527.0	6,617.9

OTHER NONCURRENT ASSETS
Regulatory Assets	15.3	11.7
Deferred Property Taxes	38.1	125.0
Deferred Charges and Other Noncurrent Assets	4.3	1.1
TOTAL OTHER NONCURRENT ASSETS	57.7	137.8

TOTAL ASSETS	$7,998.4	$7,082.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT LIABILITIES
Advances from Affiliates	$1.1	$15.7
Accounts Payable:
General	237.4	484.5
Affiliated Companies	79.0	66.1
Long-term Debt Due Within One Year – Nonaffiliated	50.0	50.0
Accrued Taxes	138.7	231.5
Accrued Interest	35.9	15.0
Other Current Liabilities	4.3	4.1
TOTAL CURRENT LIABILITIES	546.4	866.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,822.6	2,500.4
Deferred Income Taxes	684.4	600.4
Regulatory Liabilities	509.6	493.8
Deferred Credits and Other Noncurrent Liabilities	19.3	30.7
TOTAL NONCURRENT LIABILITIES	4,035.9	3,625.3

TOTAL LIABILITIES	4,582.3	4,492.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,398.6	1,816.6
Retained Earnings	1,017.5	773.3
TOTAL MEMBER’S EQUITY	3,416.1	2,589.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$7,998.4	$7,082.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$244.2	$212.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	97.5	69.7
Deferred Income Taxes	76.3	191.9
Allowance for Equity Funds Used During Construction	(48.7)	(33.0)
Property Taxes	86.9	72.4
Long-term Accounts Receivable – Affiliated	(3.1)	(13.8)
Change in Other Noncurrent Assets	12.7	8.6
Change in Other Noncurrent Liabilities	18.0	25.7
Changes in Certain Components of Working Capital:
Accounts Receivable	23.5	(40.8)
Materials and Supplies	(2.8)	(11.0)
Accounts Payable	3.3	20.4
Accrued Taxes, Net	(73.2)	(71.2)
Accrued Interest	20.9	18.4
Other Current Assets	(0.5)	(5.3)
Other Current Liabilities	(28.0)	0.5
Net Cash Flows from Operating Activities	427.0	444.9

INVESTING ACTIVITIES
Construction Expenditures	(1,171.8)	(1,050.7)
Change in Advances to Affiliates, Net	(131.7)	(223.8)
Acquisitions of Assets	(13.2)	(3.8)
Other Investing Activities	1.2	0.9
Net Cash Flows Used for Investing Activities	(1,315.5)	(1,277.4)

FINANCING ACTIVITIES
Capital Contributions from Member	582.0	185.5
Issuance of Long-term Debt – Nonaffiliated	321.1	618.3
Change in Advances from Affiliates, Net	(14.6)	28.7
Net Cash Flows from Financing Activities	888.5	832.5

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$38.4	$30.4
Net Cash Paid (Received) for Income Taxes	(32.1)	(93.4)
Construction Expenditures Included in Current Liabilities as of September 30,	237.0	248.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	2,662	2,488	8,895	7,829
Commercial	1,721	1,673	4,996	4,805
Industrial	2,427	2,431	7,165	7,106
Miscellaneous	215	202	644	613
Total Retail	7,025	6,794	21,700	20,353

Wholesale	1,143	994	2,252	2,684

Total KWhs	8,168	7,788	23,952	23,037

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	—	—	1,518	1,000
Normal – Heating (b)	2	2	1,410	1,420

Actual – Cooling (c)	950	805	1,495	1,180
Normal – Cooling (b)	814	812	1,184	1,179

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$86.0

Changes in Gross Margin:
Retail Margins	(64.0)
Off-system Sales	1.4
Transmission Revenues	2.4
Other Revenues	(1.2)
Total Change in Gross Margin	(61.4)

Changes in Expenses and Other:
Other Operation and Maintenance	(56.3)
Depreciation and Amortization	(2.9)
Taxes Other Than Income Taxes	(1.3)
Interest Income	0.1
Carrying Costs Income	(0.2)
Allowance for Equity Funds Used During Construction	1.4
Non-Service Cost Components of Net Periodic Benefit Cost	3.2
Interest Expense	(3.6)
Total Change in Expenses and Other	(59.6)

Income Tax Expense (Credit)	122.1

Third Quarter of 2018	$87.1

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $64 million primarily due to the following:

•	A $78 million reduction in deferred fuel under-recovery related to the West Virginia Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•	An $11 million increase in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase in non-recoverable fuel expense related to Virginia legislation.
These decreases were partially offset by:

•
A $17 million increase due to an adjustment to the 2018 provisions for customer refunds related to Tax Reform. This increase was partially offset in Other Operation and Maintenance expenses and Income Tax Expense (Credit) below.

•	A $15 million increase in weather-related usage primarily due to an 18% increase in cooling degree days.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $56 million primarily due to the following:

•
A $39 million increase in expenses due to the extinguishment of regulatory asset balances as agreed to within the West Virginia Tax Reform settlement. This increase was partially offset in Retail Margins above and Income Tax Expense (Credit) below.

•	An $8 million increase in employee-related expenses.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $3 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $122 million primarily due to the impact of the West Virginia Tax Reform settlement, the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$248.7

Changes in Gross Margin:
Retail Margins	(61.0)
Off-system Sales	1.7
Transmission Revenues	2.8
Other Revenues	(4.6)
Total Change in Gross Margin	(61.1)

Changes in Expenses and Other:
Other Operation and Maintenance	(57.0)
Depreciation and Amortization	(15.4)
Taxes Other Than Income Taxes	(7.8)
Interest Income	0.2
Carrying Costs Income	0.2
Allowance for Equity Funds Used During Construction	3.4
Non-Service Cost Components of Net Periodic Benefit Cost	9.5
Interest Expense	(2.5)
Total Change in Expenses and Other	(69.4)

Income Tax Expense (Credit)	171.8

Nine Months Ended September 30, 2018	$290.0

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $61 million primarily due to the following:

•	A $78 million reduction of deferred fuel under-recovery related to the West Virginia Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•
A $41 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was partially offset in Other Operation and Maintenance expenses and Income Tax Expense (Credit) below.

•	A $28 million increase in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase in non-recoverable fuel expense related to Virginia legislation.

•	A $5 million decrease in weather-normalized margins occurring across all retail classes.
These decreases were partially offset by:

•	A $90 million increase in weather-related usage primarily driven by a 52% increase in heating degree days along with a 27% increase in cooling degree days.

•	A $6 million increase primarily due to increases from rate riders in Virginia. This increase was partially offset by an increase in Other Operation and Maintenance expenses.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $57 million primarily due to the following:

•
A $39 million increase in expenses due to the extinguishment of regulatory asset balances as agreed to within the West Virginia Tax Reform settlement. This increase was partially offset in Retail Margins above and Income Tax Expense (Credit) below.

•	A $21 million increase in recoverable PJM expenses. This increase in expense was primarily offset within Retail Margins above.

•	A $13 million increase in employee-related expenses.

•	A $9 million increase in storm-related expenses.

•	A $5 million increase in estimated expenses for claims related to asbestos exposure.
These increases were partially offset by:

•	A $41 million decrease in PJM expenses primarily related to the annual formula rate true-up that will be refunded in future periods.

•	Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $8 million primarily due to an increase in property taxes due to additional investments in utility plant.

•	Allowance for Equity Funds Used During Construction increased $3 million due to an increase in construction activity.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $10 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $172 million primarily due to the impact of the West Virginia Tax Reform settlement, the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electric Generation, Transmission and Distribution	$716.8	$674.4	$2,103.1	$2,045.0
Sales to AEP Affiliates	42.9	41.9	138.7	130.6
Other Revenues	2.3	3.0	7.6	11.8
TOTAL REVENUES	762.0	719.3	2,249.4	2,187.4

EXPENSES
Fuel and Other Consumables Used for Electric Generation	263.4	178.6	487.7	498.3
Purchased Electricity for Resale	80.4	61.1	350.8	217.1
Other Operation	131.9	117.0	380.0	370.1
Maintenance	97.2	55.8	234.9	187.8
Depreciation and Amortization	105.7	102.8	319.5	304.1
Taxes Other Than Income Taxes	33.6	32.3	101.1	93.3
TOTAL EXPENSES	712.2	547.6	1,874.0	1,670.7

OPERATING INCOME	49.8	171.7	375.4	516.7

Other Income (Expense):
Interest Income	0.4	0.3	1.3	1.1
Carrying Costs Income	0.2	0.4	1.2	1.0
Allowance for Equity Funds Used During Construction	4.1	2.7	9.6	6.2
Non-Service Cost Components of Net Periodic Benefit Cost	4.5	1.3	13.4	3.9
Interest Expense	(50.8)	(47.2)	(146.0)	(143.5)

INCOME BEFORE INCOME TAX EXPENSE (CREDIT)	8.2	129.2	254.9	385.4

Income Tax Expense (Credit)	(78.9)	43.2	(35.1)	136.7

NET INCOME	$87.1	$86.0	$290.0	$248.7

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$87.1	$86.0	$290.0	$248.7

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(0.2) and $(0.3) for the Nine Months Ended September 30, 2018 and 2017, Respectively	(0.3)	(0.1)	(0.7)	(0.5)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2) and $(0.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(0.6) and $(0.4) for the Nine Months Ended September 30, 2018 and 2017, Respectively	(0.7)	(0.3)	(2.3)	(0.9)

TOTAL OTHER COMPREHENSIVE LOSS	(1.0)	(0.4)	(3.0)	(1.4)

TOTAL COMPREHENSIVE INCOME	$86.1	$85.6	$287.0	$247.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$260.4	$1,828.7	$1,502.8	$(8.4)	$3,583.5

Common Stock Dividends			(90.0)		(90.0)
Net Income			248.7		248.7
Other Comprehensive Loss				(1.4)	(1.4)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2017	$260.4	$1,828.7	$1,661.5	$(9.8)	$3,740.8

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$260.4	$1,828.7	$1,714.1	$1.3	$3,804.5

Common Stock Dividends			(120.0)		(120.0)
ASU 2018-02 Adoption			0.1	0.3	0.4
Net Income			290.0		290.0
Other Comprehensive Loss				(3.0)	(3.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$260.4	$1,828.7	$1,884.2	$(1.4)	$3,971.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$2.2	$2.9
Restricted Cash for Securitized Funding	9.9	16.3
Advances to Affiliates	23.1	23.5
Accounts Receivable:
Customers	155.7	123.1
Affiliated Companies	70.6	69.3
Accrued Unbilled Revenues	52.6	74.1
Miscellaneous	0.9	1.1
Allowance for Uncollectible Accounts	(4.0)	(3.7)
Total Accounts Receivable	275.8	263.9
Fuel	37.7	89.3
Materials and Supplies	98.4	99.5
Risk Management Assets	68.4	24.9
Regulatory Asset for Under-Recovered Fuel Costs	79.9	88.8
Margin Deposits	12.5	14.4
Prepayments and Other Current Assets	23.0	12.7
TOTAL CURRENT ASSETS	630.9	636.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,490.0	6,446.9
Transmission	3,141.2	3,019.9
Distribution	3,897.2	3,763.8
Other Property, Plant and Equipment	461.4	427.9
Construction Work in Progress	602.1	483.0
Total Property, Plant and Equipment	14,591.9	14,141.5
Accumulated Depreciation and Amortization	4,086.2	3,896.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,505.7	10,245.1

OTHER NONCURRENT ASSETS
Regulatory Assets	475.3	573.9
Securitized Assets	264.5	282.3
Long-term Risk Management Assets	1.4	1.1
Deferred Charges and Other Noncurrent Assets	180.1	190.0
TOTAL OTHER NONCURRENT ASSETS	921.3	1,047.3

TOTAL ASSETS	$12,057.9	$11,928.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)

	September 30,	December 31,
	2018	2017
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$98.5	$186.0
Accounts Payable:
General	219.1	264.9
Affiliated Companies	73.6	92.7
Long-term Debt Due Within One Year – Nonaffiliated	430.7	249.2
Risk Management Liabilities	0.9	1.3
Customer Deposits	88.0	86.1
Accrued Taxes	81.5	94.5
Accrued Interest	72.6	40.5
Other Current Liabilities	151.6	109.0
TOTAL CURRENT LIABILITIES	1,216.5	1,124.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,631.0	3,730.9
Long-term Risk Management Liabilities	0.7	0.2
Deferred Income Taxes	1,581.5	1,565.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,423.8	1,454.9
Asset Retirement Obligations	103.2	100.2
Employee Benefits and Pension Obligations	65.7	73.3
Deferred Credits and Other Noncurrent Liabilities	63.6	74.7
TOTAL NONCURRENT LIABILITIES	6,869.5	6,999.9

TOTAL LIABILITIES	8,086.0	8,124.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	1,884.2	1,714.1
Accumulated Other Comprehensive Income (Loss)	(1.4)	1.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,971.9	3,804.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,057.9	$11,928.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$290.0	$248.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	319.5	304.1
Deferred Income Taxes	(83.8)	121.7
Allowance for Equity Funds Used During Construction	(9.6)	(6.2)
Mark-to-Market of Risk Management Contracts	(43.7)	(28.3)
Pension Contributions to Qualified Plan Trust	—	(10.2)
Deferred Fuel Over/Under-Recovery, Net	12.8	4.9
Change in Other Noncurrent Assets	94.8	37.1
Change in Other Noncurrent Liabilities	3.8	7.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	39.4	39.9
Fuel, Materials and Supplies	53.0	14.0
Accounts Payable	(21.5)	6.2
Accrued Taxes, Net	(20.2)	(44.2)
Other Current Assets	(7.9)	(2.5)
Other Current Liabilities	64.1	9.1
Net Cash Flows from Operating Activities	690.7	702.2

INVESTING ACTIVITIES
Construction Expenditures	(575.8)	(560.0)
Change in Advances to Affiliates, Net	0.4	0.5
Other Investing Activities	10.0	11.8
Net Cash Flows Used for Investing Activities	(565.4)	(547.7)

FINANCING ACTIVITIES
Issuance of Long-term Debt - Nonaffiliated	103.3	320.9
Change in Advances from Affiliates, Net	(87.5)	(10.1)
Retirement of Long-term Debt - Nonaffiliated	(24.0)	(377.9)
Principal Payments for Capital Lease Obligations	(5.2)	(5.2)
Dividends Paid on Common Stock	(120.0)	(90.0)
Other Financing Activities	1.0	0.5
Net Cash Flows Used for Financing Activities	(132.4)	(161.8)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(7.1)	(7.3)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	19.2	18.5
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$12.1	$11.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$104.5	$107.1
Net Cash Paid for Income Taxes	26.7	24.4
Noncash Acquisitions Under Capital Leases	3.9	2.9
Construction Expenditures Included in Current Liabilities as of September 30,	87.6	107.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	1,562	1,404	4,430	4,015
Commercial	1,363	1,313	3,748	3,640
Industrial	2,003	1,978	5,880	5,793
Miscellaneous	15	16	50	50
Total Retail	4,943	4,711	14,108	13,498

Wholesale	2,613	2,807	7,927	8,567

Total KWhs	7,556	7,518	22,035	22,065

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	2	—	2,523	1,816
Normal – Heating (b)	10	11	2,413	2,430

Actual – Cooling (c)	722	504	1,084	764
Normal – Cooling (b)	574	574	837	835

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$64.9

Changes in Gross Margin:
Retail Margins	42.4
Off-system Sales	(3.8)
Transmission Revenues	1.8
Other Revenues	(1.5)
Total Change in Gross Margin	38.9

Changes in Expenses and Other:
Other Operation and Maintenance	(13.0)
Depreciation and Amortization	(30.2)
Taxes Other Than Income Taxes	0.9
Interest Income	1.4
Carrying Cost Income	(1.6)
Allowance for Equity Funds Used During Construction	0.4
Non-Service Cost Components of Net Periodic Benefit Cost	3.1
Interest Expense	(7.0)
Total Change in Expenses and Other	(46.0)

Income Tax Expense	14.9

Third Quarter of 2018	$72.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $42 million primarily due to the following:

•
A $47 million increase from rate proceedings in the I&M service territory, inclusive of a $22 million decrease due to the impact of Tax Reform in the Indiana jurisdiction. The increase in Retail Margins relating to riders had corresponding increases in other expense items below.

•	A $21 million increase in weather-related usage primarily due to a 43% increase in cooling degree days.
These increases were partially offset by:

•	A $15 million decrease related to over/under recovery of riders.

•	A $4 million decrease due to timing differences in the recovery of increased fuel and other variable production costs not related to fuel clauses or other trackers.

•	A $3 million decrease due to customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $3 million decrease due to lower weather-normalized margins primarily due to wholesale customer load loss from contracts that expired at the end of 2017.

•	Margins from Off-system Sales decreased $4 million primarily due to mid-year changes in the OSS sharing mechanism.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $13 million primarily due to the following:

•	A $5 million increase in demand-side management expenses. This increase was offset within Retail Margins above.

•	A $5 million increase in distribution forestry expenses.

•	A $4 million increase in Cook Plant refueling outage amortization expense, primarily due to increased costs of outages.

•	A $4 million increase in employee-related expenses.
These increases were partially offset by:

•	A $5 million decrease in transmission expenses primarily due to a decrease in recoverable PJM expenses. This decrease was partially offset within Retail Margins above.

•	Depreciation and Amortization expenses increased $30 million primarily due to a higher depreciable base and increased depreciation rates approved in the 2017 Indiana and Michigan base rate cases.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $3 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•	Interest Expense increased $7 million primarily due to increased long-term debt balances.

•
Income Tax Expense decreased $15 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$143.8

Changes in Gross Margin:
Retail Margins	105.3
Off-system Sales	(5.4)
Transmission Revenues	23.3
Other Revenues	(3.2)
Total Change in Gross Margin	120.0

Changes in Expenses and Other:
Other Operation and Maintenance	(2.5)
Depreciation and Amortization	(52.3)
Taxes Other Than Income Taxes	(4.6)
Interest Income	1.2
Carrying Cost Income	(5.3)
Allowance for Equity Funds Used During Construction	(0.1)
Non-Service Cost Components of Net Periodic Benefit Cost	9.0
Interest Expense	(12.6)
Total Change in Expenses and Other	(67.2)

Income Tax Expense	35.0

Nine Months Ended September 30, 2018	$231.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $105 million primarily due to the following:

•
An $89 million increase from rate proceedings in the I&M service territory, inclusive of a $26 million decrease due to the impact of Tax Reform in the Indiana jurisdiction. The increase in Retail Margins relating to riders had corresponding increases in other expense items below.

•	A $51 million increase in weather-related usage primarily due to a 39% increase in heating degree days and a 42% increase in cooling degree days.

•	A $32 million increase in FERC generation wholesale municipal and cooperative revenues primarily due to the annual formula rate true-up and changes to the formula rate.
These increases were partially offset by:

•	A $30 million decrease related to over/under recovery of riders.

•	A $14 million decrease due to customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $10 million decrease due to timing differences in the recovery of increased fuel and other variable production costs not related to fuel clauses or other trackers.

•	Margins from Off-system Sales decreased $5 million primarily due to mid-year changes in the OSS sharing mechanism.

•	Transmission Revenues increased $23 million primarily due to the annual formula rate true-up and decreased RTO provisions.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $3 million primarily due to the following:

•	A $10 million increase in Cook Plant refueling outage amortization expense, primarily due to increased costs of outages.

•	A $7 million increase in employee-related expenses.

•	A $6 million increase in distribution forestry expenses.

•	A $5 million increase in demand-side management expenses. This increase was offset within Retail Margins above.
These increases were partially offset by:

•	A $19 million decrease in transmission expenses primarily due to the annual formula rate true-up.

•	A $7 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2018.

•	Depreciation and Amortization expenses increased $52 million primarily due to a higher depreciable base and increased depreciation rates approved in the 2017 Indiana and Michigan base rate cases.

•	Taxes Other Than Income Taxes increased $5 million primarily due to increased state taxes due to higher reported taxable KWh and taxable revenues and a prior period refund.

•	Carrying Cost Income decreased $5 million primarily due to a decrease in carrying charges for certain riders in Indiana.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $9 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•	Interest Expense increased $13 million primarily due to increased long-term debt balances.

•
Income Tax Expense decreased $35 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and amortization of Excess ADIT, partially offset by an increase in pretax book income.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electric Generation, Transmission and Distribution	$609.9	$537.0	$1,723.9	$1,527.4
Other Revenues – Affiliated	17.1	17.1	62.2	48.2
Other Revenues – Nonaffiliated	2.7	3.6	10.1	9.9
TOTAL REVENUES	629.7	557.7	1,796.2	1,585.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	95.9	76.4	246.8	238.2
Purchased Electricity for Resale	48.9	32.9	167.7	101.2
Purchased Electricity from AEP Affiliates	60.0	62.4	181.8	166.2
Other Operation	149.3	142.0	425.8	438.8
Maintenance	57.2	51.5	169.1	153.6
Depreciation and Amortization	85.2	55.0	207.1	154.8
Taxes Other Than Income Taxes	23.0	23.9	72.9	68.3
TOTAL EXPENSES	519.5	444.1	1,471.2	1,321.1

OPERATING INCOME	110.2	113.6	325.0	264.4

Other Income (Expense):
Interest Income	1.6	0.2	2.8	1.6
Carrying Costs Income	0.6	2.2	4.6	9.9
Allowance for Equity Funds Used During Construction	3.9	3.5	8.0	8.1
Non-Service Cost Components of Net Periodic Benefit Cost	4.6	1.5	13.6	4.6
Interest Expense	(34.5)	(27.5)	(95.6)	(83.0)

INCOME BEFORE INCOME TAX EXPENSE	86.4	93.5	258.4	205.6

Income Tax Expense	13.7	28.6	26.8	61.8

NET INCOME	$72.7	$64.9	$231.6	$143.8

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$72.7	$64.9	$231.6	$143.8

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $0.3 and $0.5 for the Nine Months Ended September 30, 2018 and 2017, Respectively	0.3	0.3	1.2	1.0

TOTAL COMPREHENSIVE INCOME	$73.0	$65.2	$232.8	$144.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$56.6	$980.9	$1,130.5	$(16.2)	$2,151.8

Common Stock Dividends			(93.7)		(93.7)
Net Income			143.8		143.8
Other Comprehensive Income				1.0	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2017	$56.6	$980.9	$1,180.6	$(15.2)	$2,202.9

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$56.6	$980.9	$1,192.2	$(12.1)	$2,217.6

Common Stock Dividends			(105.5)		(105.5)
ASU 2018-02 Adoption			0.3	(2.7)	(2.4)
Net Income			231.6		231.6
Other Comprehensive Income				1.2	1.2
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$56.6	$980.9	$1,318.6	$(13.6)	$2,342.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$1.6	$1.3
Advances to Affiliates	72.5	12.4
Accounts Receivable:
Customers	70.5	56.4
Affiliated Companies	51.7	50.0
Accrued Unbilled Revenues	16.1	7.3
Miscellaneous	1.9	2.0
Allowance for Uncollectible Accounts	(0.2)	(0.1)
Total Accounts Receivable	140.0	115.6
Fuel	28.7	31.4
Materials and Supplies	165.7	160.6
Risk Management Assets	10.9	7.6
Accrued Tax Benefits	35.4	58.4
Regulatory Asset for Under-Recovered Fuel Costs	0.1	15.0
Accrued Reimbursement of Spent Nuclear Fuel Costs	7.9	10.8
Prepayments and Other Current Assets	20.9	20.9
TOTAL CURRENT ASSETS	483.7	434.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,579.9	4,445.9
Transmission	1,543.3	1,504.0
Distribution	2,183.9	2,069.3
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	584.7	595.2
Construction Work in Progress	458.6	460.2
Total Property, Plant and Equipment	9,350.4	9,074.6
Accumulated Depreciation, Depletion and Amortization	3,113.9	3,024.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,236.5	6,050.4

OTHER NONCURRENT ASSETS
Regulatory Assets	545.3	579.4
Spent Nuclear Fuel and Decommissioning Trusts	2,666.0	2,527.6
Long-term Risk Management Assets	0.9	0.7
Deferred Charges and Other Noncurrent Assets	175.7	179.9
TOTAL OTHER NONCURRENT ASSETS	3,387.9	3,287.6

TOTAL ASSETS	$10,108.1	$9,772.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2018 and December 31, 2017
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT LIABILITIES
Advances from Affiliates	$—	$211.6
Accounts Payable:
General	142.6	154.5
Affiliated Companies	65.6	98.3
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2018 and December 31, 2017 Amounts Include $94.2 and $96.3, Respectively, Related to DCC Fuel)	172.7	474.7
Risk Management Liabilities	6.4	3.5
Customer Deposits	37.0	37.7
Accrued Taxes	44.7	81.3
Accrued Interest	22.2	37.5
Other Current Liabilities	129.8	112.2
TOTAL CURRENT LIABILITIES	621.0	1,211.3

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,889.7	2,270.4
Long-term Risk Management Liabilities	0.4	0.1
Deferred Income Taxes	1,010.0	953.8
Regulatory Liabilities and Deferred Investment Tax Credits	1,791.9	1,708.7
Asset Retirement Obligations	1,365.1	1,321.6
Deferred Credits and Other Noncurrent Liabilities	87.5	88.5
TOTAL NONCURRENT LIABILITIES	7,144.6	6,343.1

TOTAL LIABILITIES	7,765.6	7,554.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,318.6	1,192.2
Accumulated Other Comprehensive Income (Loss)	(13.6)	(12.1)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,342.5	2,217.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$10,108.1	$9,772.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$231.6	$143.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	207.1	154.8
Deferred Income Taxes	28.1	132.2
Amortization of Incremental Nuclear Refueling Outage Expenses, Net	13.5	15.5
Carrying Costs Income	(4.6)	(9.9)
Allowance for Equity Funds Used During Construction	(8.0)	(8.1)
Mark-to-Market of Risk Management Contracts	(0.3)	(7.5)
Amortization of Nuclear Fuel	82.6	104.8
Pension Contribution to Qualified Plan Trust	—	(13.0)
Deferred Fuel Over/Under-Recovery, Net	29.6	22.0
Change in Other Noncurrent Assets	(7.4)	(32.2)
Change in Other Noncurrent Liabilities	46.3	40.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	6.5	19.3
Fuel, Materials and Supplies	(1.1)	(4.1)
Accounts Payable	(34.7)	16.6
Customer Deposits	(0.7)	3.0
Accrued Taxes, Net	(7.1)	(30.2)
Accrued Interest	(15.3)	(17.4)
Other Current Assets	4.9	8.0
Other Current Liabilities	0.3	(14.2)
Net Cash Flows from Operating Activities	571.3	524.3

INVESTING ACTIVITIES
Construction Expenditures	(434.5)	(469.2)
Change in Advances to Affiliates, Net	(60.1)	(0.1)
Purchases of Investment Securities	(1,589.0)	(1,842.2)
Sales of Investment Securities	1,550.9	1,808.6
Acquisitions of Nuclear Fuel	(26.1)	(73.2)
Other Investing Activities	9.2	7.3
Net Cash Flows Used for Investing Activities	(549.6)	(568.8)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	1,168.1	411.1
Change in Advances from Affiliates, Net	(211.6)	(37.7)
Retirement of Long-term Debt – Nonaffiliated	(856.1)	(227.1)
Principal Payments for Capital Lease Obligations	(7.3)	(8.7)
Dividends Paid on Common Stock	(105.5)	(93.7)
Other Financing Activities	(9.0)	0.7
Net Cash Flows from (Used for) Financing Activities	(21.4)	44.6

Net Increase in Cash and Cash Equivalents	0.3	0.1
Cash and Cash Equivalents at Beginning of Period	1.3	1.2
Cash and Cash Equivalents at End of Period	$1.6	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$104.4	$92.0
Net Cash Paid (Received) for Income Taxes	(26.5)	(69.6)
Noncash Acquisitions Under Capital Leases	4.4	5.9
Construction Expenditures Included in Current Liabilities as of September 30,	66.4	74.5
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	12.1	0.6
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	2.1	2.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	4,055	3,644	11,475	10,198
Commercial	3,993	3,806	11,196	10,789
Industrial	3,666	3,708	11,016	10,967
Miscellaneous	27	28	84	87
Total Retail (a)	11,741	11,186	33,771	32,041

Wholesale (b)	634	585	1,835	1,749

Total KWhs	12,375	11,771	35,606	33,790

(a)	Represents energy delivered to distribution customers.

(b)	Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	—	—	2,158	1,500
Normal – Heating (b)	6	6	2,076	2,091

Actual – Cooling (c)	864	642	1,322	957
Normal – Cooling (b)	670	670	964	960

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$82.6

Changes in Gross Margin:
Retail Margins	25.7
Off-system Sales	12.3
Transmission Revenues	(0.2)
Other Revenues	2.1
Total Change in Gross Margin	39.9

Changes in Expenses and Other:
Other Operation and Maintenance	(93.8)
Depreciation and Amortization	(13.1)
Taxes Other Than Income Taxes	(6.5)
Interest Income	0.1
Carrying Costs Income	(0.3)
Allowance for Equity Funds Used During Construction	1.1
Non-Service Cost Components of Net Periodic Benefit Cost	2.7
Interest Expense	(0.4)
Total Change in Expenses and Other	(110.2)

Income Tax Expense (Credit)	76.4

Third Quarter of 2018	$88.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $26 million primarily due to the following:

•	A $46 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $21 million increase in revenues associated with the Universal Service Fund (USF). This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	A $7 million increase in revenues associated with smart grid riders. This increase was partially offset by an increase in various expenses below.

•
A $6 million increase due to the reversal of a portion of the 2018 provisions for customer refunds primarily related to the October 2018 Ohio Tax Reform settlement.  This increase was partially offset in Income Tax Expense (Credit) below.

•	A $4 million increase in rider revenues associated with the DIR. This increase was partially offset in various expenses below.
These increases were partially offset by:

•
A $46 million decrease due to adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•	A $12 million decrease due to the recovery of lower current year losses from a power contract with OVEC. This decrease was offset by a corresponding increase in Margins from Off-system Sales below.

•
Margins from Off-system Sales increased $12 million primarily due to lower current year losses from a power contract with OVEC which was offset in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $94 million primarily due to the following:

•	A $50 million increase in recoverable PJM expenses. This increase was offset within Gross Margins above.

•
A $21 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

•	Depreciation and Amortization expenses increased $13 million primarily due to the following:

•	A $6 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $4 million increase in recoverable smart grid depreciation expenses. This increase was offset in Retail Margins above.

•	Taxes Other Than Income Taxes increased $7 million primarily due to the following:

•	A $3 million increase in rider revenues recovering state excise taxes due to an increase in metered KWh. This increase was offset by a corresponding increase in Retail Margins above.

•	A $3 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•
Income Tax Expense (Credit) decreased $76 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$231.1

Changes in Gross Margin:
Retail Margins	121.6
Off-system Sales	30.5
Transmission Revenues	(9.0)
Other Revenues	0.6
Total Change in Gross Margin	143.7

Changes in Expenses and Other:
Other Operation and Maintenance	(211.8)
Depreciation and Amortization	(34.6)
Taxes Other Than Income Taxes	(17.2)
Interest Income	(1.4)
Carrying Costs Income	(1.5)
Allowance for Equity Funds Used During Construction	3.7
Non-Service Cost Components of Net Periodic Benefit Cost	8.3
Interest Expense	0.2
Total Change in Expenses and Other	(254.3)

Income Tax Expense (Credit)	116.6

Nine Months Ended September 30, 2018	$237.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $122 million primarily due to the following:

•	A $155 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset by an increase in Other Operation and Maintenance expenses below.

•	A $61 million increase in revenues associated with the Universal Service Fund (USF). This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.

•	An $18 million increase in rider revenues associated with the DIR. This increase was partially offset in various expenses below.

•	A $9 million increase in usage primarily in the residential class.

•	An $8 million increase in rider revenues recovering state excise taxes due to an increase in metered KWh. This increase was offset by a corresponding increase in Taxes Other Than Income Taxes below.
These increases were partially offset by:

•
A $46 million decrease due to adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement. This decrease was offset in Income Tax Expense (Credit) below.

•	A $30 million decrease due to the recovery of lower current year losses from a power contract with OVEC. This decrease was offset by a corresponding increase in Margins from Off-system Sales below.

•	A $24 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense (Credit) below.

•	A $9 million net decrease in margin for the Phase-In-Recovery Rider including associated amortizations.

•	An $8 million decrease in Energy Efficiency/Peak Demand Reduction rider revenues. This decrease was offset by a decrease in Other Operation and Maintenance expenses below.

•
Margins from Off-system Sales increased $31 million primarily due to lower current year losses from a power contract with OVEC which was offset in Retail Margins above as a result of the OVEC PPA rider beginning in January 2017.

•	Transmission Revenues decreased $9 million due to the 2018 provisions for customer refunds due to Tax Reform. This decrease was offset in Income Tax Expense below.

Expenses and Other and Income Tax Expense (Credit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $212 million primarily due to the following:

•	A $181 million increase in recoverable PJM expenses. This increase was offset within Gross Margins above.

•
A $61 million increase in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset by a corresponding increase in Retail Margins above.

These increases were partially offset by:

•	A $55 million decrease in PJM expenses primarily related to the annual formula rate true-up that will be refunded in future periods.

•	Depreciation and Amortization expenses increased $35 million primarily due to the following:

•	A $13 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $13 million increase in recoverable DIR depreciation expense. This increase was offset in Retail Margins above.

•	A $4 million increase in amortization due to capitalized software.

•	Taxes Other Than Income Taxes increased $17 million primarily due to the following:

•	An $8 million increase in rider revenues recovering state excise taxes due to an increase in metered KWh. This increase was offset by a corresponding increase in Retail Margins above.

•	An $8 million increase in property taxes due to additional investments in transmission and distribution assets and higher tax rates.

•
Non-Service Cost Components of Net Periodic Cost decreased $8 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Income Tax Expense (Credit) decreased $117 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electricity, Transmission and Distribution	$772.6	$736.0	$2,294.8	$2,127.8
Sales to AEP Affiliates	3.3	4.6	17.9	19.4
Other Revenues	2.4	1.4	5.3	4.8
TOTAL REVENUES	778.3	742.0	2,318.0	2,152.0

EXPENSES
Purchased Electricity for Resale	166.3	180.7	534.7	525.4
Purchased Electricity from AEP Affiliates	39.3	26.7	97.4	83.4
Amortization of Generation Deferrals	56.9	58.7	171.9	172.9
Other Operation	215.2	126.9	586.4	380.9
Maintenance	43.4	37.9	114.7	108.4
Depreciation and Amortization	70.4	57.3	200.3	165.7
Taxes Other Than Income Taxes	106.9	100.4	311.0	293.8
TOTAL EXPENSES	698.4	588.6	2,016.4	1,730.5

OPERATING INCOME	79.9	153.4	301.6	421.5

Other Income (Expense):
Interest Income	0.8	0.7	2.6	4.0
Carrying Costs Income	0.2	0.5	1.5	3.0
Allowance for Equity Funds Used During Construction	2.0	0.9	7.8	4.1
Non-Service Cost Components of Net Periodic Benefit Cost	3.8	1.1	11.6	3.3
Interest Expense	(26.1)	(25.7)	(76.6)	(76.8)

INCOME BEFORE INCOME TAX EXPENSE (CREDIT)	60.6	130.9	248.5	359.1

Income Tax Expense (Credit)	(28.1)	48.3	11.4	128.0

NET INCOME	$88.7	$82.6	$237.1	$231.1

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$88.7	$82.6	$237.1	$231.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(0.3) and $(0.4) for the Nine Months Ended September 30, 2018 and 2017, Respectively	(0.4)	(0.3)	(1.0)	(0.8)

TOTAL COMPREHENSIVE INCOME	$88.3	$82.3	$236.1	$230.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$321.2	$838.8	$954.5	$3.0	$2,117.5

Common Stock Dividends			(130.0)		(130.0)
Net Income			231.1		231.1
Other Comprehensive Loss				(0.8)	(0.8)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2017	$321.2	$838.8	$1,055.6	$2.2	$2,217.8

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$321.2	$838.8	$1,148.4	$1.9	$2,310.3

Common Stock Dividends			(337.5)		(337.5)
ASU 2018-02 Adoption				0.4	0.4
Net Income			237.1		237.1
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$321.2	$838.8	$1,048.0	$1.3	$2,209.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$3.5	$3.1
Restricted Cash for Securitized Funding	15.2	26.6
Accounts Receivable:
Customers	116.9	67.8
Affiliated Companies	72.4	70.2
Accrued Unbilled Revenues	32.7	29.7
Miscellaneous	0.9	1.9
Allowance for Uncollectible Accounts	(1.4)	(0.6)
Total Accounts Receivable	221.5	169.0
Materials and Supplies	38.5	41.9
Renewable Energy Credits	23.0	25.0
Risk Management Assets	0.6	0.6
Regulatory Asset for Under-Recovered Fuel Costs	34.1	115.9
Prepayments and Other Current Assets	16.7	15.8
TOTAL CURRENT ASSETS	353.1	397.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,484.5	2,419.2
Distribution	4,825.6	4,626.4
Other Property, Plant and Equipment	547.5	495.9
Construction Work in Progress	475.7	410.1
Total Property, Plant and Equipment	8,333.3	7,951.6
Accumulated Depreciation and Amortization	2,230.6	2,184.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,102.7	5,766.8

OTHER NONCURRENT ASSETS
Regulatory Assets	389.1	652.8
Securitized Assets	19.0	37.7
Long-term Risk Management Assets	0.1	—
Deferred Charges and Other Noncurrent Assets	254.6	406.5
TOTAL OTHER NONCURRENT ASSETS	662.8	1,097.0

TOTAL ASSETS	$7,118.6	$7,261.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2018 and December 31, 2017
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT LIABILITIES
Advances from Affiliates	$242.9	$87.8
Accounts Payable:
General	169.2	205.8
Affiliated Companies	95.3	118.2
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2018 and December 31, 2017 Amounts Include $47.7 and $47, Respectively, Related to Ohio Phase-in-Recovery Funding)	47.8	397.0
Risk Management Liabilities	5.4	6.4
Customer Deposits	77.5	69.2
Accrued Taxes	293.8	512.5
Other Current Liabilities	205.9	196.9
TOTAL CURRENT LIABILITIES	1,137.8	1,593.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2018 and December 31, 2017 Amounts Include $0 and $47.5, Respectively, Related to Ohio Phase-in-Recovery Funding)	1,668.5	1,322.3
Long-term Risk Management Liabilities	89.8	126.0
Deferred Income Taxes	742.8	762.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,197.7	1,100.2
Deferred Credits and Other Noncurrent Liabilities	72.7	46.2
TOTAL NONCURRENT LIABILITIES	3,771.5	3,357.6

TOTAL LIABILITIES	4,909.3	4,951.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,048.0	1,148.4
Accumulated Other Comprehensive Income (Loss)	1.3	1.9
TOTAL COMMON SHAREHOLDER’S EQUITY	2,209.3	2,310.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,118.6	$7,261.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$237.1	$231.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	200.3	165.7
Amortization of Generation Deferrals	171.9	172.9
Deferred Income Taxes	(71.9)	117.5
Carrying Costs Income	(1.5)	(3.0)
Allowance for Equity Funds Used During Construction	(7.8)	(4.1)
Mark-to-Market of Risk Management Contracts	(37.1)	19.5
Pension Contributions to Qualified Plan Trust	—	(8.2)
Property Taxes	191.1	175.9
Provision for Refund – Global Settlement, Net	(5.5)	(93.3)
Change in Regulatory Assets	180.9	(82.2)
Change in Other Noncurrent Assets	0.8	(44.5)
Change in Other Noncurrent Liabilities	62.5	43.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	21.3	14.9
Materials and Supplies	(3.7)	(7.1)
Accounts Payable	(31.8)	(31.2)
Accrued Taxes, Net	(210.6)	(284.3)
Other Current Assets	9.1	(17.3)
Other Current Liabilities	(4.3)	(34.8)
Net Cash Flows from Operating Activities	700.8	330.9

INVESTING ACTIVITIES
Construction Expenditures	(538.5)	(362.5)
Change in Advances to Affiliates, Net	—	24.2
Other Investing Activities	15.5	6.9
Net Cash Flows Used for Investing Activities	(523.0)	(331.4)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	392.8	—
Change in Advances from Affiliates, Net	155.1	167.6
Retirement of Long-term Debt – Nonaffiliated	(397.0)	(46.4)
Principal Payments for Capital Lease Obligations	(2.9)	(3.1)
Dividends Paid on Common Stock	(337.5)	(130.0)
Other Financing Activities	0.7	0.8
Net Cash Flows Used for Financing Activities	(188.8)	(11.1)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(11.0)	(11.6)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	29.7	30.3
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$18.7	$18.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$67.3	$68.1
Net Cash Paid for Income Taxes	54.1	69.6
Noncash Acquisitions Under Capital Leases	3.0	3.6
Construction Expenditures Included in Current Liabilities as of September 30,	66.0	56.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	2,005	1,992	5,133	4,662
Commercial	1,456	1,488	4,008	3,926
Industrial	1,582	1,472	4,418	4,249
Miscellaneous	361	353	970	942
Total Retail	5,404	5,305	14,529	13,779

Wholesale	182	82	544	309

Total KWhs	5,586	5,387	15,073	14,088

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	—	—	1,161	682
Normal – Heating (b)	1	1	1,082	1,104

Actual – Cooling (c)	1,433	1,313	2,352	2,001
Normal – Cooling (b)	1,396	1,395	2,063	2,064

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Net Income
(in millions)

Third Quarter of 2017	$46.2

Changes in Gross Margin:
Retail Margins (a)	21.3
Off-system Sales	0.6
Transmission Revenues	1.0
Other Revenues	0.2
Total Change in Gross Margin	23.1

Changes in Expenses and Other:
Other Operation and Maintenance	(18.9)
Depreciation and Amortization	(10.6)
Taxes Other Than Income Taxes	(1.0)
Other Income (Expense)	(0.2)
Non-Service Cost Components of Net Periodic Benefit Cost	1.2
Interest Expense	(3.2)
Total Change in Expenses and Other	(32.7)

Income Tax Expense	23.8

Third Quarter of 2018	$60.4

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $21 million primarily due to the following:

•	A $20 million increase due to new rates implemented in March 2018, inclusive of a $9 million decrease due to the change in the corporate federal tax rate.

•	An $11 million increase in revenue from rate riders. This increase was partially offset by corresponding increases to riders/trackers recognized in other expense items below.

•	A $6 million increase in weather-related usage due to a 9% increase in cooling degree days.
These increases were partially offset by:

•	A $6 million decrease due to lower weather-normalized margins.

•	A $5 million decrease due to 2018 customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $4 million decrease related to the System Reliability Rider (SRR) that ended in August 2017. This decrease was partially offset by a corresponding decrease recognized in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $19 million primarily due the following:

•	A $13 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $4 million increase in Energy Efficiency program costs. This increase was offset by an increase from rate riders in Retail Margins above.

•	A $3 million increase in generation expenses including employee-related expenses.
These increases were partially offset by:

•
A $3 million decrease in distribution expenses primarily due to the amortization of previously deferred vegetation management costs collected through the SRR. This decrease was partially offset by a corresponding decrease in Retail Margins above.

•	Depreciation and Amortization expenses increased $11 million primarily due to a higher depreciable base and new rates implemented in March 2018.

•
Income Tax Expense decreased $24 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Net Income
(in millions)

Nine Months Ended September 30, 2017	$71.4

Changes in Gross Margin:
Retail Margins (a)	55.3
Off-system Sales	0.8
Transmission Revenues	0.4
Other Revenues	0.2
Total Change in Gross Margin	56.7

Changes in Expenses and Other:
Other Operation and Maintenance	(42.9)
Depreciation and Amortization	(22.7)
Taxes Other Than Income Taxes	(2.6)
Other Income (Expense)	(0.8)
Non-Service Cost Components of Net Periodic Benefit Cost	3.9
Interest Expense	(7.2)
Total Change in Expenses and Other	(72.3)

Income Tax Expense	34.0

Nine Months Ended September 30, 2018	$89.8

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $55 million primarily due to the following:

•	A $37 million increase due to new rates implemented in March 2018, inclusive of a $19 million decrease due to the change in the corporate federal tax rate.

•	A $30 million increase in weather-related usage due to a 70% increase in heating degree days and an 18% increase in cooling degree days.

•	A $24 million increase in revenue from rate riders. This increase was partially offset by corresponding increases to riders/trackers recognized in other expense items below.
These increases were partially offset by:

•	A $16 million decrease related to the SRR that ended in August 2017. This decrease was partially offset by a corresponding decrease recognized in other expense items below.

•	A $15 million decrease due to 2018 customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $4 million decrease due to lower weather-normalized margins.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $43 million primarily due to the following:

•	A $37 million increase in transmission expenses primarily due to increased SPP transmission services.

•	A $12 million increase in Energy Efficiency program costs. This increase was offset by an increase from rate riders in Retail Margins above.

•	A $10 million increase due to the Wind Catcher Project.

•	A $4 million increase in generation expenses including employee-related expenses.
These increases were partially offset by:

•
An $11 million decrease in distribution expenses primarily due to the amortization of previously deferred vegetation management costs collected through the SRR. This decrease was partially offset by a corresponding decrease in Retail Margins above.

•	An $11 million decrease due to a refund associated with SPP transmission expenses incurred in prior periods.

•	Depreciation and Amortization expenses increased $23 million primarily due to a higher depreciable base and new rates implemented in March 2018.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Interest Expense increased $7 million primarily due to the 2017 deferral of the debt component of carrying charges on environmental control costs for projects at Northeastern Plant, Unit 3 and Comanche Plant.

•
Income Tax Expense decreased $34 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electric Generation, Transmission and Distribution	$479.1	$440.6	$1,209.5	$1,085.1
Sales to AEP Affiliates	1.1	1.1	3.7	3.2
Other Revenues	1.2	1.1	3.3	3.3
TOTAL REVENUES	481.4	442.8	1,216.5	1,091.6

EXPENSES
Fuel and Other Consumables Used for Electric Generation	104.4	77.9	211.5	115.8
Purchased Electricity for Resale	116.8	127.8	352.3	379.8
Other Operation	106.3	84.5	286.8	228.9
Maintenance	22.3	25.2	73.2	88.2
Depreciation and Amortization	42.3	31.7	120.5	97.8
Taxes Other Than Income Taxes	10.8	9.8	32.6	30.0
TOTAL EXPENSES	402.9	356.9	1,076.9	940.5

OPERATING INCOME	78.5	85.9	139.6	151.1

Other Income (Expense):
Other Income (Expense)	(0.2)	—	(0.3)	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	0.9	6.5	2.6
Interest Expense	(16.4)	(13.2)	(47.4)	(40.2)

INCOME BEFORE INCOME TAX EXPENSE	64.0	73.6	98.4	114.0

Income Tax Expense	3.6	27.4	8.6	42.6

NET INCOME	$60.4	$46.2	$89.8	$71.4

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$60.4	$46.2	$89.8	$71.4

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $(0.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(0.2) and $(0.3) for the Nine Months Ended September 30, 2018 and 2017, Respectively	(0.2)	(0.2)	(0.7)	(0.6)

TOTAL COMPREHENSIVE INCOME	$60.2	$46.0	$89.1	$70.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2016	$157.2	$364.0	$689.5	$3.4	$1,214.1

Common Stock Dividends			(52.5)		(52.5)
Net Income			71.4		71.4
Other Comprehensive Loss				(0.6)	(0.6)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2017	$157.2	$364.0	$708.4	$2.8	$1,232.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$157.2	$364.0	$691.5	$2.6	$1,215.3

Common Stock Dividends			(37.5)		(37.5)
ASU 2018-02 Adoption				0.5	0.5
Net Income			89.8		89.8
Other Comprehensive Loss				(0.7)	(0.7)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$157.2	$364.0	$743.8	$2.4	$1,267.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$1.9	$1.6
Accounts Receivable:
Customers	28.8	32.5
Affiliated Companies	39.8	32.9
Miscellaneous	4.4	4.1
Allowance for Uncollectible Accounts	(0.2)	(0.1)
Total Accounts Receivable	72.8	69.4
Fuel	12.6	12.5
Materials and Supplies	43.4	42.0
Risk Management Assets	18.5	6.4
Accrued Tax Benefits	12.5	28.1
Regulatory Asset for Under-Recovered Fuel Costs	—	36.7
Prepayments and Other Current Assets	8.1	8.6
TOTAL CURRENT ASSETS	169.8	205.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,576.3	1,577.2
Transmission	881.5	858.8
Distribution	2,543.1	2,445.1
Other Property, Plant and Equipment	308.3	287.4
Construction Work in Progress	85.7	111.3
Total Property, Plant and Equipment	5,394.9	5,279.8
Accumulated Depreciation and Amortization	1,461.2	1,393.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	3,933.7	3,886.2

OTHER NONCURRENT ASSETS
Regulatory Assets	352.1	368.1
Employee Benefits and Pension Assets	41.3	40.0
Deferred Charges and Other Noncurrent Assets	16.6	8.7
TOTAL OTHER NONCURRENT ASSETS	410.0	416.8

TOTAL ASSETS	$4,513.5	$4,508.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)

	September 30,	December 31,
	2018	2017
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$22.0	$149.6
Accounts Payable:
General	113.0	102.4
Affiliated Companies	42.2	48.0
Long-term Debt Due Within One Year – Nonaffiliated	0.5	0.5
Risk Management Liabilities	0.6	—
Customer Deposits	56.1	54.1
Accrued Taxes	40.5	22.6
Accrued Interest	18.9	14.1
Regulatory Liability for Over-Recovered Fuel Costs	36.0	—
Other Current Liabilities	56.5	44.7
TOTAL CURRENT LIABILITIES	386.3	436.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,286.4	1,286.0
Deferred Income Taxes	636.6	642.0
Regulatory Liabilities and Deferred Investment Tax Credits	850.3	853.5
Asset Retirement Obligations	54.8	53.0
Deferred Credits and Other Noncurrent Liabilities	31.7	22.5
TOTAL NONCURRENT LIABILITIES	2,859.8	2,857.0

TOTAL LIABILITIES	3,246.1	3,293.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	743.8	691.5
Accumulated Other Comprehensive Income (Loss)	2.4	2.6
TOTAL COMMON SHAREHOLDER’S EQUITY	1,267.4	1,215.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,513.5	$4,508.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$89.8	$71.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	120.5	97.8
Deferred Income Taxes	(13.4)	93.7
Allowance for Equity Funds Used During Construction	0.3	(0.4)
Mark-to-Market of Risk Management Contracts	(11.5)	(3.9)
Pension Contributions to Qualified Plan Trust	—	(5.3)
Property Taxes	(9.6)	(9.4)
Deferred Fuel Over/Under-Recovery, Net	73.3	(5.6)
Provision for Refund, Net	3.7	(39.4)
Change in Other Noncurrent Assets	6.9	(19.8)
Change in Other Noncurrent Liabilities	10.9	(1.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(3.4)	5.8
Fuel, Materials and Supplies	(1.5)	13.5
Accounts Payable	6.9	(18.5)
Accrued Taxes, Net	38.4	20.1
Other Current Assets	0.3	(8.2)
Other Current Liabilities	15.1	1.5
Net Cash Flows from Operating Activities	326.7	191.9

INVESTING ACTIVITIES
Construction Expenditures	(162.8)	(203.1)
Other Investing Activities	3.9	1.5
Net Cash Flows Used for Investing Activities	(158.9)	(201.6)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	(127.6)	66.0
Retirement of Long-term Debt – Nonaffiliated	(0.3)	(0.3)
Principal Payments for Capital Lease Obligations	(2.5)	(3.2)
Dividends Paid on Common Stock	(37.5)	(52.5)
Other Financing Activities	0.4	0.3
Net Cash Flows from (Used for) Financing Activities	(167.5)	10.3

Net Increase in Cash and Cash Equivalents	0.3	0.6
Cash and Cash Equivalents at Beginning of Period	1.6	1.5
Cash and Cash Equivalents at End of Period	$1.9	$2.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$42.0	$40.9
Net Cash Paid (Received) for Income Taxes	1.6	(46.6)
Noncash Acquisitions Under Capital Leases	2.3	1.0
Construction Expenditures Included in Current Liabilities as of September 30,	24.3	15.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions of KWhs)
Retail:
Residential	1,992	1,887	5,156	4,547
Commercial	1,701	1,677	4,619	4,466
Industrial	1,340	1,339	3,962	3,895
Miscellaneous	19	19	59	60
Total Retail	5,052	4,922	13,796	12,968

Wholesale	1,881	2,105	5,352	6,286

Total KWhs	6,933	7,027	19,148	19,254

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in degree days)
Actual – Heating (a)	—	—	784	394
Normal – Heating (b)	1	1	733	747

Actual – Cooling (c)	1,453	1,248	2,408	1,999
Normal – Cooling (b)	1,408	1,414	2,179	2,185

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2018 Compared to Third Quarter of 2017

Reconciliation of Third Quarter of 2017 to Third Quarter of 2018
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Third Quarter of 2017	$73.1

Changes in Gross Margin:
Retail Margins (a)	11.0
Transmission Revenues	5.3
Other Revenues	0.2
Total Change in Gross Margin	16.5

Changes in Expenses and Other:
Other Operation and Maintenance	(18.9)
Depreciation and Amortization	(4.7)
Taxes Other Than Income Taxes	(1.8)
Interest Income	0.4
Allowance for Equity Funds Used During Construction	0.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.3
Interest Expense	(0.8)
Total Change in Expenses and Other	(24.3)

Income Tax Expense	12.9
Equity Earnings (Loss) of Unconsolidated Subsidiary	0.4
Net Income Attributable to Noncontrolling Interest	9.6

Third Quarter of 2018	$88.2

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $11 million primarily due to the following:

•	An $18 million increase primarily due to rider and base rate revenue increases in Texas and Louisiana.

•	A $14 million increase in weather-related usage primarily due to a 16% increase in cooling degree days.
These increases were partially offset by:

•	A $15 million decrease due to lower weather-normalized margins.

•	A $9 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	Transmission Revenues increased $5 million primarily due to an increase in SPP transmission investments.

Expenses and Other, Income Tax Expense and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•	Other Operation and Maintenance expenses increased $19 million primarily due to the following:

•	A $4 million increase due to employee-related expenses.

•	A $4 million increase in SPP transmission services.

•	A $3 million increase due to the Wind Catcher Project.

•	A $3 million increase in Energy Efficiency program costs. This increase was offset by an increase from rate riders in Retail Margins above.

•	A $2 million increase in distribution expenses.

•	Depreciation and Amortization expenses increased $5 million primarily due to a higher depreciable base.

•
Income Tax Expense decreased $13 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

•
Net Income Attributable to Noncontrolling Interest decreased $10 million primarily due to income tax benefits attributable to SWEPCo’s noncontrolling interest in Sabine. This decrease was offset by an increase in Income Tax Expense above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Reconciliation of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Nine Months Ended September 30, 2017	$113.9

Changes in Gross Margin:
Retail Margins (a)	49.4
Off-system Sales	(1.6)
Transmission Revenues	2.8
Total Change in Gross Margin	50.6

Changes in Expenses and Other:
Other Operation and Maintenance	(52.8)
Depreciation and Amortization	(17.8)
Taxes Other Than Income Taxes	(3.7)
Interest Income	1.5
Allowance for Equity Funds Used During Construction	2.6
Non-Service Cost Components of Net Periodic Benefit Cost	4.1
Interest Expense	(3.1)
Total Change in Expenses and Other	(69.2)

Income Tax Expense	27.3
Equity Earnings (Loss) of Unconsolidated Subsidiary	6.5
Net Income Attributable to Noncontrolling Interest	8.5

Nine Months Ended September 30, 2018	$137.6

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $49 million primarily due to the following:

•	A $57 million increase primarily due to rider and base rate revenue increases in Texas, Louisiana and Arkansas.

•	A $48 million increase in weather-related usage primarily due to a 99% increase in heating degree days and a 20% increase in cooling degree days.
These increases were partially offset by:

•	A $36 million decrease due to the 2018 provisions for customer refunds related to Tax Reform. This decrease was offset in Income Tax Expense below.

•	A $26 million decrease due to lower weather-normalized margins, primarily due to wholesale customer load loss from contracts that expired at the end of 2017.

•
Transmission Revenues increased $3 million primarily due to a $14 million increase from continued SPP transmission investments, partially offset by an $11 million decrease from a 2018 provision for refund related to revenues recorded in prior periods on certain transmission assets that management believes should not have been included in the SPP formula rate.

Expenses and Other, Income Tax Expense, Equity Earnings (Loss) of Unconsolidated Subsidiary and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•	Other Operation and Maintenance expenses increased $53 million primarily due to the following:

•	A $25 million increase due to the Wind Catcher Project.

•	A $21 million increase in SPP transmission services.

•	An $8 million increase in customer expenses primarily due to the following:

•	A $3 million increase in Energy Efficiency program costs. This increase was offset by an increase from rate riders in Retail Margins above.

•	A $3 million increase in customer assistance.

•	A $5 million increase due to employee-related expenses.
These increases were partially offset by:

•	An $8 million decrease due to a refund associated with transmission expenses incurred in prior periods.

•	Depreciation and Amortization expenses increased $18 million primarily due to a higher depreciable base and higher depreciation rates from the 2017 Texas base rate case order.

•	Taxes Other Than Income Taxes increased $4 million primarily due to increased franchise and property taxes.

•
Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to favorable asset returns for the funded Pension and OPEB plans, favorable OPEB cost savings arrangements and the implementation of ASU 2017-07.

•
Interest Expense increased $3 million primarily due to other interest expense accruals for refunds and true-ups in 2018 and interest expense credits in 2017 on Welsh Plant and Flint Creek Plant environmental project deferrals.

•
Income Tax Expense decreased $27 million primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, amortization of Excess ADIT and a decrease in pretax book income.

•	Equity Earnings (Loss) of Unconsolidated Subsidiary increased $7 million primarily due to a prior period income tax adjustment recognized in 2017.

•
Net Income Attributable to Noncontrolling Interest decreased $9 million primarily due to income tax benefits attributable to SWEPCo’s noncontrolling interest in Sabine. This decrease was offset by an increase in Income Tax Expense above.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Electric Generation, Transmission and Distribution	$526.0	$509.5	$1,390.4	$1,321.8
Sales to AEP Affiliates	8.7	7.7	20.2	20.4
Other Revenues	0.6	0.4	1.2	1.4
TOTAL REVENUES	535.3	517.6	1,411.8	1,343.6

EXPENSES
Fuel and Other Consumables Used for Electric Generation	152.1	147.5	393.4	389.8
Purchased Electricity for Resale	36.6	40.0	132.7	118.7
Other Operation	99.1	81.2	292.0	234.9
Maintenance	33.6	32.6	102.2	106.5
Depreciation and Amortization	59.9	55.2	175.9	158.1
Taxes Other Than Income Taxes	26.9	25.1	76.4	72.7
TOTAL EXPENSES	408.2	381.6	1,172.6	1,080.7

OPERATING INCOME	127.1	136.0	239.2	262.9

Other Income (Expense):
Interest Income	1.1	0.7	3.5	2.0
Allowance for Equity Funds Used During Construction	0.6	0.4	3.8	1.2
Non-Service Cost Components of Net Periodic Benefit Cost	2.3	1.0	6.9	2.8
Interest Expense	(32.7)	(31.9)	(95.8)	(92.7)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	98.4	106.2	157.6	176.2

Income Tax Expense	9.6	22.5	17.9	45.2
Equity Earnings (Loss) of Unconsolidated Subsidiary	0.8	0.4	2.0	(4.5)

NET INCOME	89.6	84.1	141.7	126.5

Net Income Attributable to Noncontrolling Interest	1.4	11.0	4.1	12.6

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$88.2	$73.1	$137.6	$113.9

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$89.6	$84.1	$141.7	$126.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.8 and $0.2 for the Three Months Ended September 30, 2018 and 2017, Respectively, and $1 and $0.6 for the Nine Months Ended September 30, 2018 and 2017, Respectively	2.7	0.4	3.6	1.1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2018 and 2017, Respectively, and $(0.3) and $(0.3) for the Nine Months Ended September 30, 2018 and 2017, Respectively	(0.3)	(0.2)	(1.0)	(0.5)

TOTAL OTHER COMPREHENSIVE INCOME	2.4	0.2	2.6	0.6

TOTAL COMPREHENSIVE INCOME	92.0	84.3	144.3	127.1

Total Comprehensive Income Attributable to Noncontrolling Interest	1.4	11.0	4.1	12.6

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$90.6	$73.3	$140.2	$114.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2016	$135.7	$676.6	$1,411.9	$(9.4)	$0.4	$2,215.2

Common Stock Dividends			(82.5)			(82.5)
Common Stock Dividends – Nonaffiliated					(2.7)	(2.7)
Net Income			113.9		12.6	126.5
Other Comprehensive Income				0.6		0.6
TOTAL EQUITY – SEPTEMBER 30, 2017	$135.7	$676.6	$1,443.3	$(8.8)	$10.3	$2,257.1

TOTAL EQUITY – DECEMBER 31, 2017	$135.7	$676.6	$1,426.6	$(4.0)	$(0.4)	$2,234.5

Common Stock Dividends			(60.0)			(60.0)
Common Stock Dividends – Nonaffiliated					(3.2)	(3.2)
ASU 2018-02 Adoption			(0.4)	(0.9)		(1.3)
Net Income			137.6		4.1	141.7
Other Comprehensive Income				2.6		2.6
TOTAL EQUITY – SEPTEMBER 30, 2018	$135.7	$676.6	$1,503.8	$(2.3)	$0.5	$2,314.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(in millions)
(Unaudited)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$1.6
Advances to Affiliates	518.6	2.0
Accounts Receivable:
Customers	29.1	70.9
Affiliated Companies	32.8	30.2
Miscellaneous	20.9	25.8
Allowance for Uncollectible Accounts	(0.9)	(1.3)
Total Accounts Receivable	81.9	125.6
Fuel (September 30, 2018 and December 31, 2017 Amounts Include $33.4 and $41.5, Respectively, Related to Sabine)	117.5	123.6
Materials and Supplies	69.0	67.9
Risk Management Assets	6.5	6.4
Regulatory Asset for Under-Recovered Fuel Costs	14.5	14.1
Prepayments and Other Current Assets	32.0	39.2
TOTAL CURRENT ASSETS	842.5	380.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,655.6	4,624.9
Transmission	1,812.0	1,679.8
Distribution	2,146.4	2,095.8
Other Property, Plant and Equipment (September 30, 2018 and December 31, 2017 Amounts Include $269.6 and $266.7, Respectively, Related to Sabine)	744.4	684.1
Construction Work in Progress	234.5	233.2
Total Property, Plant and Equipment	9,592.9	9,317.8
Accumulated Depreciation and Amortization (September 30, 2018 and December 31, 2017 Amounts Include $174.7 and $165.9, Respectively, Related to Sabine)	2,798.9	2,685.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,794.0	6,632.0

OTHER NONCURRENT ASSETS
Regulatory Assets	217.8	220.6
Deferred Charges and Other Noncurrent Assets	133.1	109.9
TOTAL OTHER NONCURRENT ASSETS	350.9	330.5

TOTAL ASSETS	$7,987.4	$7,342.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)

	September 30,	December 31,
	2018	2017
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$118.7
Accounts Payable:
General	117.6	160.4
Affiliated Companies	41.3	63.7
Short-term Debt – Nonaffiliated	19.4	22.0
Long-term Debt Due Within One Year – Nonaffiliated	457.2	3.7
Risk Management Liabilities	0.2	0.2
Customer Deposits	62.7	62.1
Accrued Taxes	75.2	39.0
Accrued Interest	27.5	38.9
Obligations Under Capital Leases	10.8	11.2
Other Current Liabilities	101.6	78.7
TOTAL CURRENT LIABILITIES	913.5	598.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,615.5	2,438.2
Long-term Risk Management Liabilities	2.6	—
Deferred Income Taxes	932.9	917.7
Regulatory Liabilities and Deferred Investment Tax Credits	896.7	896.4
Asset Retirement Obligations	179.3	160.3
Employee Benefits and Pension Obligations	19.3	19.5
Obligations Under Capital Leases	52.8	57.8
Deferred Credits and Other Noncurrent Liabilities	60.5	19.9
TOTAL NONCURRENT LIABILITIES	4,759.6	4,509.8

TOTAL LIABILITIES	5,673.1	5,108.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,503.8	1,426.6
Accumulated Other Comprehensive Income (Loss)	(2.3)	(4.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,313.8	2,234.9

Noncontrolling Interest	0.5	(0.4)

TOTAL EQUITY	2,314.3	2,234.5

TOTAL LIABILITIES AND EQUITY	$7,987.4	$7,342.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$141.7	$126.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	175.9	158.1
Deferred Income Taxes	2.0	79.8
Allowance for Equity Funds Used During Construction	(3.8)	(1.2)
Mark-to-Market of Risk Management Contracts	2.5	(12.5)
Pension Contributions to Qualified Plan Trust	—	(8.9)
Property Taxes	(15.8)	(15.4)
Deferred Fuel Over/Under-Recovery, Net	4.4	2.4
Change in Other Noncurrent Assets	(8.9)	(2.9)
Change in Other Noncurrent Liabilities	52.1	(5.2)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	44.3	12.1
Fuel, Materials and Supplies	5.0	13.6
Accounts Payable	(29.9)	(25.7)
Accrued Taxes, Net	38.4	69.1
Accrued Interest	(11.4)	(20.0)
Other Current Assets	3.2	0.7
Other Current Liabilities	15.6	(14.6)
Net Cash Flows from Operating Activities	415.3	355.9

INVESTING ACTIVITIES
Construction Expenditures	(336.6)	(265.3)
Change in Advances to Affiliates, Net	(516.6)	167.8
Other Investing Activities	1.2	3.1
Net Cash Flows Used for Investing Activities	(852.0)	(94.4)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	1,015.4	114.6
Change in Short-term Debt – Nonaffiliated	(2.6)	14.3
Change in Advances from Affiliates, Net	(118.7)	48.3
Retirement of Long-term Debt – Nonaffiliated	(385.3)	(353.6)
Principal Payments for Capital Lease Obligations	(8.5)	(8.4)
Dividends Paid on Common Stock	(60.0)	(82.5)
Dividends Paid on Common Stock – Nonaffiliated	(3.2)	(2.7)
Other Financing Activities	0.5	0.4
Net Cash Flows from (Used for) Financing Activities	437.6	(269.6)

Net Increase (Decrease) in Cash and Cash Equivalents	0.9	(8.1)
Cash and Cash Equivalents at Beginning of Period	1.6	10.3
Cash and Cash Equivalents at End of Period	$2.5	$2.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$102.5	$109.4
Net Cash Paid (Received) for Income Taxes	12.9	(70.5)
Noncash Acquisitions Under Capital Leases	3.2	2.8
Construction Expenditures Included in Current Liabilities as of September 30,	37.0	40.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 141.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2018 is not necessarily indicative of results that may be expected for the year ending December 31, 2018.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2017 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 22, 2018.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock options and awards.

The following tables present AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended September 30,
	2018		2017
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$577.6		$544.7

Weighted Average Number of Basic Shares Outstanding	493.0	$1.17	491.8	$1.11
Weighted Average Dilutive Effect of Stock-Based Awards	0.9	—	1.2	(0.01)
Weighted Average Number of Diluted Shares Outstanding	493.9	$1.17	493.0	$1.10

	Nine Months Ended September 30,
	2018		2017
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,560.4		$1,511.9

Weighted Average Number of Basic Shares Outstanding	492.6	$3.17	491.8	$3.07
Weighted Average Dilutive Effect of Stock-Based Awards	0.9	(0.01)	0.6	—
Weighted Average Number of Diluted Shares Outstanding	493.5	$3.16	492.4	$3.07

There were no antidilutive shares outstanding as of September 30, 2018 and 2017.

Nonconsolidated Variable Interest Entity (Applies to AEP and SWEPCo)

SWEPCo recorded prior year income tax adjustments in the second quarter of 2017 related to DHLC that impacted Equity Earnings (Loss) of Unconsolidated Subsidiary in the amount of $6 million.

Revisions to Previously Issued Financial Statements (Applies to only AEPTCo)

In the second quarter of 2018, management identified certain transmission assets that it believes should not have been included in AEPTCo’s SPP transmission formula rates. As a result, AEPTCo recorded a pretax out of period correction of an error of approximately $17 million related to revenue recorded from 2013 through March 31, 2018 in the second quarter of 2018. Subsequent to filing the second quarter 2018 Form 10-Q, AEPTCo identified an additional error in its previously issued financial statements. This error resulted from the improper capitalization of AFUDC and subsequent revenue recorded on the AFUDC. The impact of this misstatement reduced AEPTCo’s pretax income by approximately $7 million on a cumulative basis for the period 2011 through June 30, 2018.

Management assessed the materiality of the misstatements on all previously issued AEPTCo financial statements in accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements and concluded these misstatements were not material, individually or in the aggregate, to any prior annual or interim period. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), management revised the prior period AEPTCo financial statements included in this report to reflect the impact of correcting the immaterial misstatements described above. In addition, management will revise the historical 2017, March 31, 2018 and June 30, 2018 periods presented in AEPTCo’s previously issued financial statements in future SEC Form 10-Q and Form 10-K filings to reflect the impact of the misstatements. The $(18) million adjustment to pretax income for the nine months ended September 30, 2017 includes adjustments of $(12) million relating to 2016 and earlier periods. The effect of recording this adjustment of $(12) million in 2017 is not material to AEPTCo’s financial statements for 2017 or any earlier period.

AEPTCo has also corrected other previously recorded immaterial out of period adjustments. The impact of these additional adjustments did not impact net income in any period.

Management also assessed the materiality of the AEPTCo’s misstatements discussed above on all previously issued and the current year AEP financial statements in accordance with ASC 250, and concluded these misstatements were not material, individually or in the aggregate, to any prior and current interim and annual period financial statements. As a result, AEP recorded the correction in the third quarter of 2018.

Statements of Income

The table below reflects the effects of correcting the immaterial errors described above on AEPTCo’s statements of income for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(in millions)			(in millions)
TOTAL REVENUES	$167.3	$(1.7)	$165.6	$549.4	$(14.6)	$534.8

EXPENSES
Depreciation and Amortization	24.8	(0.2)	24.6	70.9	(1.2)	69.7
TOTAL EXPENSES	72.2	(0.2)	72.0	198.5	(1.2)	197.3

OPERATING INCOME	95.1	(1.5)	93.6	350.9	(13.4)	337.5

Other Income (Expense):
Allowance for Equity Funds Used During Construction	11.7	(0.3)	11.4	36.0	(3.0)	33.0
Interest Expense	(16.9)	(0.2)	(17.1)	(48.6)	(1.8)	(50.4)

INCOME BEFORE INCOME TAX EXPENSE	90.1	(2.0)	88.1	338.8	(18.2)	320.6

Income Tax Expense	30.2	(0.7)	29.5	114.5	(6.3)	108.2

NET INCOME	$59.9	$(1.3)	$58.6	$224.3	$(11.9)	$212.4

Balance Sheet

The table below reflects the effects of correcting the immaterial errors described above on AEPTCo’s Balance Sheet as of December 31, 2017:

	December 31, 2017
	As Reported	Adjustment	As Adjusted
CURRENT ASSETS	(in millions)
Accounts Receivable:
Customers	$19.1	$(4.1)	$15.0
Total Accounts Receivable	113.6	(4.1)	109.5
Accrued Tax Benefits	46.6	2.8	49.4
TOTAL CURRENT ASSETS	327.7	(1.3)	326.4

TRANSMISSION PROPERTY
Transmission Property	5,336.1	(16.4)	5,319.7
Other Property, Plant and Equipment	131.4	(4.6)	126.8
Construction Work in Progress	1,312.7	11.3	1,324.0
Total Transmission Property	6,780.2	(9.7)	6,770.5
Accumulated Depreciation and Amortization	170.4	(17.8)	152.6
TOTAL TRANSMISSION PROPERTY – NET	6,609.8	8.1	6,617.9

OTHER NONCURRENT ASSETS
Deferred Property Taxes	117.8	7.2	125.0
TOTAL OTHER NONCURRENT ASSETS	130.6	7.2	137.8

TOTAL ASSETS	$7,068.1	$14.0	$7,082.1

CURRENT LIABILITIES
Accounts Payable:
General	$473.2	$11.3	$484.5
Affiliated Companies	52.9	13.2	66.1
Accrued Taxes	225.4	6.1	231.5
TOTAL CURRENT LIABILITIES	836.3	30.6	866.9

NONCURRENT LIABILITIES
Deferred Income Taxes	601.7	(1.3)	600.4
Regulatory Liabilities	493.7	0.1	493.8
TOTAL NONCURRENT LIABILITIES	3,626.5	(1.2)	3,625.3

TOTAL LIABILITIES	4,462.8	29.4	4,492.2

MEMBER’S EQUITY
Retained Earnings	788.7	(15.4)	773.3
TOTAL MEMBER’S EQUITY	2,605.3	(15.4)	2,589.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$7,068.1	$14.0	$7,082.1

Statement of Cash Flows

The table below reflects the effects of correcting the immaterial errors described above on AEPTCo’s statement of cash flows for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
	(in millions)
OPERATING ACTIVITIES
Net Income	$224.3	$(11.9)	$212.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	70.9	(1.2)	69.7
Deferred Income Taxes	193.0	(1.1)	191.9
Allowance for Equity Funds Used During Construction	(36.0)	3.0	(33.0)
Change in Other Noncurrent Assets	7.6	1.0	8.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(44.4)	3.6	(40.8)
Accounts Payable	8.6	11.8	20.4
Accrued Taxes, Net	(66.0)	(5.2)	(71.2)
Net Cash Flows from Operating Activities	444.9	—	444.9

INVESTING ACTIVITIES
Net Cash Flows Used for Investing Activities	(1,277.4)	—	(1,277.4)

FINANCING ACTIVITIES
Net Cash Flows from Financing Activities	832.5	—	832.5

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$28.6	$1.8	$30.4
Construction Expenditures Included in Current Liabilities as of September 30,	239.0	9.9	248.9

Statement of Changes in Member’s Equity

The statement of changes in AEPTCo’s member’s equity reflects the adjustments to Net Income of $(1) million and $(12) million for the three and nine months ended September 30, 2017 as shown in the table under Net Income above. The statement of changes in member’s equity also reflects the adjustments to Retained Earnings of $(15) million as of December 31, 2017 as shown in the table under Balance Sheet above.

Restricted Cash (Applies to AEP, AEP Texas, APCo and OPCo)

Restricted Cash primarily includes funds held by trustees for the payment of securitization bonds.

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported on the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	September 30, 2018
	AEP	AEP Texas	APCo	OPCo
	(in millions)
Cash and Cash Equivalents	$788.3	$0.1	$2.2	$3.5
Restricted Cash	149.2	124.2	9.9	15.2
Total Cash, Cash Equivalents and Restricted Cash	$937.5	$124.3	$12.1	$18.7

	December 31, 2017
	AEP	AEP Texas	APCo	OPCo
	(in millions)
Cash and Cash Equivalents	$214.6	$2.0	$2.9	$3.1
Restricted Cash	198.0	155.2	16.3	26.6
Total Cash, Cash Equivalents and Restricted Cash	$412.6	$157.2	$19.2	$29.7

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

ASU 2016-02 “Accounting for Leases” (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02 increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. Under the new standard, an entity must recognize an asset and liability for operating leases on the balance sheets. Additionally, a capital lease will be known as a finance lease going forward. Leases with terms of 12 months or longer will be subject to the new requirements. Fundamentally, the criteria used to determine lease classification will remain the same, but will be more subjective under the new standard.

The new accounting guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which provides an optional expedient to adopt the new lease requirements through a cumulative-effect adjustment in the period of adoption. Management plans to apply the new optional transition guidance.

New leasing standard implementation activities to date include the identification of the lease population within the AEP System as well as the sampling of representative lease contracts to analyze accounting treatment under the new accounting guidance. Based upon the completed assessments, management also prepared a gap analysis to outline new disclosure compliance requirements. A lease system was selected after reviewing multiple system options. System implementation activities of core functionality continue in the fourth quarter of 2018. Implementation of reporting functionality designed to meet new disclosure requirements is ongoing.

Management plans to elect certain of the optional practical expedients upon adoption:

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

Evaluation of new lease contracts will continue through the fourth quarter. Management expects the new standard to impact financial position and, at this time, cannot estimate the impact. Management does not expect any impact to results of operations or cash flows. Management plans to adopt ASU 2016-02 and its related guidance effective January 1, 2019.

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

ASU 2018-15 “Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15 aligning the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires an entity (customer) in a hosting arrangement that is a service contract to follow the accounting guidance for “Internal-Use Software” to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs of a hosting arrangement that is a service contract should be amortized over the term of the hosting arrangement. The expense related to the capitalized implementation costs should be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement.  Payments for capitalized implementation costs in the statement of cash flows should be classified in the same manner as payments made for fees associated with the hosting element. Capitalized implementation costs in the statement of financial position should be presented in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments may be applied either retrospectively or prospectively to applicable implementation costs incurred after the date of adoption. Management is analyzing the impact of this new standard and at this time, cannot estimate the impact of adoption on results of operations, financial position or cash flows. Management plans to adopt ASU 2018-15 prospectively, effective January 1, 2020.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except for AEPTCo. AEPTCo does not have any components of other comprehensive income for any period presented in the financial statements.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the three and nine months ended September 30, 2018 and 2017.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 - Benefit Plans for additional details.

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

	Cash Flow Hedges
	Commodity	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(30.4)	$(15.3)	$(49.1)	$(94.8)
Change in Fair Value Recognized in AOCI	12.2	2.3	—	14.5
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—	—	(0.1)
Purchased Electricity for Resale (a)	(5.8)	—	—	(5.8)
Interest Expense (a)	—	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	—	(5.0)	(5.0)
Amortization of Actuarial (Gains)/Losses	—	—	3.2	3.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	(5.9)	0.4	(1.8)	(7.3)
Income Tax (Expense) Credit	(1.3)	0.1	(0.4)	(1.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(4.6)	0.3	(1.4)	(5.7)
Net Current Period Other Comprehensive Income (Loss)	7.6	2.6	(1.4)	8.8
Balance in AOCI as of September 30, 2018	$(22.8)	$(12.7)	$(50.5)	$(86.0)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2017	$(36.0)	$(10.4)	$10.2	$(125.4)	$(161.6)
Change in Fair Value Recognized in AOCI	(15.8)	(2.0)	0.9	—	(16.9)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.9)	—	—	—	(0.9)
Purchased Electricity for Resale (a)	4.9	—	—	—	4.9
Interest Expense (a)	—	0.4	—	—	0.4
Amortization of Prior Service Cost (Credit)	—	—	—	(5.0)	(5.0)
Amortization of Actuarial (Gains)/Losses	—	—	—	5.4	5.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	4.0	0.4	—	0.4	4.8
Income Tax (Expense) Credit	1.4	0.2	—	0.1	1.7
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	2.6	0.2	—	0.3	3.1
Net Current Period Other Comprehensive Income (Loss)	(13.2)	(1.8)	0.9	0.3	(13.8)
Balance in AOCI as of September 30, 2017	$(49.2)	$(12.2)	$11.1	$(125.1)	$(175.4)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(28.4)	$(13.0)	$11.9	$(38.3)	$(67.8)
Change in Fair Value Recognized in AOCI	30.4	2.3	—	—	32.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—	—	—	(0.1)
Purchased Electricity for Resale (a)	(23.6)	—	—	—	(23.6)
Interest Expense (a)	—	0.9	—	—	0.9
Amortization of Prior Service Cost (Credit)	—	—	—	(14.7)	(14.7)
Amortization of Actuarial (Gains)/Losses	—	—	—	9.6	9.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	(23.7)	0.9	—	(5.1)	(27.9)
Income Tax (Expense) Credit	(5.0)	0.2	—	(1.1)	(5.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(18.7)	0.7	—	(4.0)	(22.0)
Net Current Period Other Comprehensive Income (Loss)	11.7	3.0	—	(4.0)	10.7
ASU 2018-02 Adoption (b)	(6.1)	(2.7)	—	(8.2)	(17.0)
ASU 2016-01 Adoption (b)	—	—	(11.9)	—	(11.9)
Balance in AOCI as of September 30, 2018	$(22.8)	$(12.7)	$—	$(50.5)	$(86.0)

AEP

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

	Cash Flow Hedges
	Commodity	Interest Rate	Securities Available for Sale	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(23.1)	$(15.7)	$8.4	$(125.9)	$(156.3)
Change in Fair Value Recognized in AOCI	(39.4)	2.7	2.7	—	(34.0)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(5.6)	—	—	—	(5.6)
Purchased Electricity for Resale (a)	26.0	—	—	—	26.0
Interest Expense (a)	—	1.2	—	—	1.2
Amortization of Prior Service Cost (Credit)	—	—	—	(14.8)	(14.8)
Amortization of Actuarial (Gains)/Losses	—	—	—	16.0	16.0
Reclassifications from AOCI, before Income Tax (Expense) Credit	20.4	1.2	—	1.2	22.8
Income Tax (Expense) Credit	7.1	0.4	—	0.4	7.9
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	13.3	0.8	—	0.8	14.9
Net Current Period Other Comprehensive Income (Loss)	(26.1)	3.5	2.7	0.8	(19.1)
Balance in AOCI as of September 30, 2017	$(49.2)	$(12.2)	$11.1	$(125.1)	$(175.4)

AEP Texas

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(4.9)	$(9.8)	$(14.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	—	—
Amortization of Actuarial (Gains)/Losses	—	—	—
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.4	—	0.4
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2018	$(4.6)	$(9.8)	$(14.4)

AEP Texas

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2017	$(4.9)	$(9.4)	$(14.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.3	—	0.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.3	0.1	0.4
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.2	0.1	0.3
Net Current Period Other Comprehensive Income (Loss)	0.2	0.1	0.3
Balance in AOCI as of September 30, 2017	$(4.7)	$(9.3)	$(14.0)

AEP Texas

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(4.5)	$(8.1)	$(12.6)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.0	0.1	1.1
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.8	0.1	0.9
Net Current Period Other Comprehensive Income (Loss)	0.8	0.1	0.9
ASU 2018-02 Adoption (b)	(0.9)	(1.8)	(2.7)
Balance in AOCI as of September 30, 2018	$(4.6)	$(9.8)	$(14.4)

AEP Texas

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(5.4)	$(9.5)	$(14.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.0	0.3	1.3
Income Tax (Expense) Credit	0.3	0.1	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	0.2	0.9
Net Current Period Other Comprehensive Income (Loss)	0.7	0.2	0.9
Balance in AOCI as of September 30, 2017	$(4.7)	$(9.3)	$(14.0)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$2.3	$(2.7)	$(0.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains)/Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.4)	(0.9)	(1.3)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.3)	(0.7)	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(0.3)	(0.7)	(1.0)
Balance in AOCI as of September 30, 2018	$2.0	$(3.4)	$(1.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2017	$2.5	$(11.9)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.2)	—	(0.2)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains)/Losses	—	0.9	0.9
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.2)	(0.5)	(0.7)
Income Tax (Expense) Credit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.1)	(0.3)	(0.4)
Net Current Period Other Comprehensive Income (Loss)	(0.1)	(0.3)	(0.4)
Balance in AOCI as of September 30, 2017	$2.4	$(12.2)	$(9.8)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

	Cash Flow Hedges
	Commodity	Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$—	$2.2	$(0.9)	$1.3
Change in Fair Value Recognized in AOCI	(0.7)	—	—	(0.7)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity for Resale (a)	0.9	—	—	0.9
Interest Expense (a)	—	(0.9)	—	(0.9)
Amortization of Prior Service Cost (Credit)	—	—	(3.9)	(3.9)
Amortization of Actuarial (Gains)/Losses	—	—	1.0	1.0
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.9	(0.9)	(2.9)	(2.9)
Income Tax (Expense) Credit	0.2	(0.2)	(0.6)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.7	(0.7)	(2.3)	(2.3)
Net Current Period Other Comprehensive Income (Loss)	—	(0.7)	(2.3)	(3.0)
ASU 2018-02 Adoption (b)	—	0.5	(0.2)	0.3
Balance in AOCI as of September 30, 2018	$—	$2.0	$(3.4)	$(1.4)

APCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$2.9	$(11.3)	$(8.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.8)	—	(0.8)
Amortization of Prior Service Cost (Credit)	—	(4.0)	(4.0)
Amortization of Actuarial (Gains)/Losses	—	2.6	2.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.8)	(1.4)	(2.2)
Income Tax (Expense) Credit	(0.3)	(0.5)	(0.8)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.5)	(0.9)	(1.4)
Net Current Period Other Comprehensive Income (Loss)	(0.5)	(0.9)	(1.4)
Balance in AOCI as of September 30, 2017	$2.4	$(12.2)	$(9.8)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(12.2)	$(1.7)	$(13.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.4	—	0.4
Income Tax (Expense) Credit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2018	$(11.9)	$(1.7)	$(13.6)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2017	$(11.3)	$(4.2)	$(15.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.3)	(0.3)
Amortization of Actuarial (Gains)/Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	—	0.5
Income Tax (Expense) Credit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2017	$(11.0)	$(4.2)	$(15.2)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(10.7)	$(1.4)	$(12.1)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.5	—	1.5
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains)/Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.5	—	1.5
Income Tax (Expense) Credit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	1.2	—	1.2
ASU 2018-02 Adoption (b)	(2.4)	(0.3)	(2.7)
Balance in AOCI as of September 30, 2018	$(11.9)	$(1.7)	$(13.6)

I&M

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(12.0)	$(4.2)	$(16.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.5	—	1.5
Amortization of Prior Service Cost (Credit)	—	(0.7)	(0.7)
Amortization of Actuarial (Gains)/Losses	—	0.7	0.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.5	—	1.5
Income Tax (Expense) Credit	0.5	—	0.5
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.0	—	1.0
Net Current Period Other Comprehensive Income (Loss)	1.0	—	1.0
Balance in AOCI as of September 30, 2017	$(11.0)	$(4.2)	$(15.2)

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of June 30, 2018	$1.7
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.5)
Income Tax (Expense) Credit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.4)
Net Current Period Other Comprehensive Income (Loss)	(0.4)
Balance in AOCI as of September 30, 2018	$1.3

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of June 30, 2017	$2.5
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.5)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.3)
Net Current Period Other Comprehensive Income (Loss)	(0.3)
Balance in AOCI as of September 30, 2017	$2.2

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of December 31, 2017	$1.9
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.3)
Income Tax (Expense) Credit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
ASU 2018-02 Adoption (b)	0.4
Balance in AOCI as of September 30, 2018	$1.3

OPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.3)
Income Tax (Expense) Credit	(0.5)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.8)
Net Current Period Other Comprehensive Income (Loss)	(0.8)
Balance in AOCI as of September 30, 2017	$2.2

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of June 30, 2018	$2.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.2)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.2)
Income Tax (Expense) Credit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Income (Loss)	(0.2)
Balance in AOCI as of September 30, 2018	$2.4

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of June 30, 2017	$3.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.4)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.4)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.2)
Net Current Period Other Comprehensive Income (Loss)	(0.2)
Balance in AOCI as of September 30, 2017	$2.8

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of December 31, 2017	$2.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.9)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(0.9)
Income Tax (Expense) Credit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.7)
Net Current Period Other Comprehensive Income (Loss)	(0.7)
ASU 2018-02 Adoption (b)	0.5
Balance in AOCI as of September 30, 2018	$2.4

PSO

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

Cash Flow Hedge – Interest Rate
(in millions)
Balance in AOCI as of December 31, 2016	$3.4
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(1.0)
Reclassifications from AOCI, before Income Tax (Expense) Credit	(1.0)
Income Tax (Expense) Credit	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	(0.6)
Net Current Period Other Comprehensive Income (Loss)	(0.6)
Balance in AOCI as of September 30, 2017	$2.8

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(6.4)	$1.7	$(4.7)
Change in Fair Value Recognized in AOCI	2.3	—	2.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.5	(0.4)	0.1
Income Tax (Expense) Credit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	(0.3)	0.1
Net Current Period Other Comprehensive Income (Loss)	2.7	(0.3)	2.4
Balance in AOCI as of September 30, 2018	$(3.7)	$1.4	$(2.3)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2017	$(6.7)	$(2.3)	$(9.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.6	—	0.6
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	0.6	(0.3)	0.3
Income Tax (Expense) Credit	0.2	(0.1)	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	0.4	(0.2)	0.2
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.2)	0.2
Balance in AOCI as of September 30, 2017	$(6.3)	$(2.5)	$(8.8)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2018

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(6.0)	$2.0	$(4.0)
Change in Fair Value Recognized in AOCI	2.3	—	2.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.6	—	1.6
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Amortization of Actuarial (Gains)/Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.6	(1.3)	0.3
Income Tax (Expense) Credit	0.3	(0.3)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.3	(1.0)	0.3
Net Current Period Other Comprehensive Income (Loss)	3.6	(1.0)	2.6
ASU 2018-02 Adoption (b)	(1.3)	0.4	(0.9)
Balance in AOCI as of September 30, 2018	$(3.7)	$1.4	$(2.3)

SWEPCo

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2017

	Cash Flow Hedge – Interest Rate	Pension and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2016	$(7.4)	$(2.0)	$(9.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.7	—	1.7
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Amortization of Actuarial (Gains)/Losses	—	0.7	0.7
Reclassifications from AOCI, before Income Tax (Expense) Credit	1.7	(0.8)	0.9
Income Tax (Expense) Credit	0.6	(0.3)	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Credit	1.1	(0.5)	0.6
Net Current Period Other Comprehensive Income (Loss)	1.1	(0.5)	0.6
Balance in AOCI as of September 30, 2017	$(6.3)	$(2.5)	$(8.8)

(a) Amounts reclassified to the referenced line item on the statements of income.
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

Regulated Generating Unit to be Retired by 2020 (Applies to AEP and PSO)

In September 2018, management announced that the Oklaunion Power Station is probable of abandonment and is to be retired by October 2020.  The table below summarizes the plant investment and cost of removal, currently being recovered, for the generating unit as of September 30, 2018. See “2018 Oklahoma Base Rate Case” below for additional information.

Gross Investment	Accumulated Depreciation	Net Investment	Materials and Supplies	Cost of Removal Regulatory Liability	Expected Retirement Date	Remaining Recovery Period
(dollars in millions)
$106.5	$56.8	$49.7	$3.1	$5.0	2020	28 years

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo and OPCo)

	AEP
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$50.3	$50.3
Other Regulatory Assets Pending Final Regulatory Approval	20.1	9.6
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs (a)	151.7	128.0
Plant Retirement Costs - Asset Retirement Obligation Costs	39.7	39.7
Cook Plant Uprate Project	—	36.3
Cook Plant Turbine	—	15.9
Other Regulatory Assets Pending Final Regulatory Approval	18.8	42.2
Total Regulatory Assets Pending Final Regulatory Approval (b)	$280.6	$322.0

(a)	As of September 30, 2018, AEP Texas has deferred $127 million related to Hurricane Harvey and is in the process of requesting securitization of the distribution portion of the regulatory asset.

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

	AEP Texas
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs (a)	$150.2	$123.3
Rate Case Expense	0.2	0.1
Total Regulatory Assets Pending Final Regulatory Approval	$150.4	$123.4

(a)	As of September 30, 2018, AEP Texas has deferred $127 million related to Hurricane Harvey and is in the process of requesting securitization of the distribution portion of the regulatory asset.

	APCo
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Materials and Supplies	$9.0	$9.1
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	39.7	39.7
Other Regulatory Assets Pending Final Regulatory Approval	0.6	0.6
Total Regulatory Assets Pending Final Regulatory Approval (a)	$49.3	$49.4

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

	I&M
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Cook Plant Uprate Project	$—	$36.3
Deferred Cook Plant Life Cycle Management Project Costs - Michigan	—	14.7
Cook Plant Turbine	—	15.9
Rockport Dry Sorbent Injection System - Indiana	—	10.4
Other Regulatory Assets Pending Final Regulatory Approval	3.4	2.0
Total Regulatory Assets Pending Final Regulatory Approval	$3.4	$79.3

	PSO
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$—	$3.2
Other Regulatory Assets Pending Final Regulatory Approval	0.5	0.1
Total Regulatory Assets Pending Final Regulatory Approval	$0.5	$3.3

	SWEPCo
	September 30,	December 31,
	2018	2017
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	$50.3	$50.3
Other Regulatory Assets Pending Final Regulatory Approval	0.5	0.5
Regulatory Assets Currently Not Earning a Return
Asset Retirement Obligation - Arkansas, Louisiana	5.0	4.0
Rate Case Expense - Texas	4.6	4.3
Shipe Road Transmission Project - FERC	—	3.3
Other Regulatory Assets Pending Final Regulatory Approval	3.3	2.5
Total Regulatory Assets Pending Final Regulatory Approval	$63.7	$64.9

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

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

As of September 30, 2018, AEP Texas’ cumulative revenues from interim base rate increases from 2008 through 2018, subject to review, are estimated to be $959 million. A base rate review could produce a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

In April 2018, the PUCT adopted a rule requiring investor-owned utilities operating solely within ERCOT to make periodic filings for rate proceedings. The rule requires AEP Texas to file for a comprehensive rate review no later than May 1, 2019.

In 2018, the PUCT issued approvals to increase AEP Texas’ transmission rates by $22 million annually. The approvals included an increase in annual revenues to recover transmission capital additions of $46 million offset by a reduction in annual revenues of $24 million due to the reduction in the federal income tax rate due to Tax Reform. The approvals did not address the return of Excess ADIT benefits to customers.

In August 2018, the PUCT approved a Stipulation and Settlement agreement to amend AEP Texas’ Distribution Cost Recovery Factor to reduce annual distribution rates by approximately $24 million annually, beginning September 1, 2018. The settlement included an increase in annual revenues to recover 2017 distribution capital additions of $19 million offset by reductions in annual revenues of: (a) $21 million due to the reduction in the federal income tax rate due to Tax Reform, (b) $10 million due to Excess ADIT associated with certain depreciable property to be amortized using ARAM and (c) $12 million due to Excess ADIT that is not subject to rate normalization requirements to be refunded over 5 years.

Hurricane Harvey

In August 2017, Hurricane Harvey hit the coast of Texas, causing power outages in the AEP Texas service territory. AEP Texas has a PUCT approved catastrophe reserve in base rates and can defer incremental storm expenses. AEP Texas currently recovers approximately $1 million of storm costs annually through base rates. As of September 30, 2018, the total balance of AEP Texas’ regulatory asset for deferred storm costs is approximately $150 million, inclusive of approximately $127 million of incremental storm expenses related to Hurricane Harvey. As of September 30, 2018, AEP Texas has recorded approximately $205 million of capital expenditures related to Hurricane Harvey. Also, as of September 30, 2018, AEP Texas has received $10 million in insurance proceeds, and has recorded a receivable for an additional $4 million that will be received in the fourth quarter of 2018, which were applied to the Hurricane Harvey related regulatory asset and property, plant and equipment balances. Management, in conjunction with the insurance adjusters, is reviewing all damages to determine the extent of coverage for additional insurance reimbursement. Any future insurance recoveries received will be applied to and will offset the regulatory asset and property, plant and equipment, as applicable.

Management believes the amount recorded as a regulatory asset is probable of recovery and is in the process of requesting securitization of the distribution portion of the regulatory asset. The standard process for securitization of storm cost recovery in Texas requires two filings with the PUCT. In August 2018, AEP Texas filed a Determination of System Restoration Costs with the PUCT for total estimated storm costs in the amount of $425 million, which includes estimated carrying costs. The estimated value of the total storm costs net of insurance proceeds, tax credits and Excess ADIT is $370 million. AEP Texas intends to request securitization for distribution related assets of $253 million while the remaining $117 million of transmission related assets will be recovered through interim transmission filings or an upcoming base rate case. The request for securitization is expected to occur by the first quarter of 2019.

In October 2018, intervenors filed testimony requesting a $24 million reduction in AEP Texas’ Determination of System Restoration Costs. Also in October 2018, the PUCT staff filed testimony requesting a $4 million reduction AEP Texas’ Determination of System Restoration Costs. Settlement negotiations are ongoing. If the ultimate costs of the incident are not recovered by insurance or through the regulatory process, it could have an adverse effect on future net income, cash flows and financial condition.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

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

In March 2018, new Virginia legislation impacting investor-owned utilities was enacted, effective July 1, 2018, that: (a) on a one-time basis, required APCo to exclude $10 million of incurred fuel expenses from the July 2018 over/under recovery calculation, (b) reduced APCo’s base rates by $50 million annually effective July 30, 2018, on an interim basis and subject to true-up, to reflect the reduction in the federal income tax rate due to Tax Reform, (c) will require APCo to file its next generation and distribution base rate case by March 31, 2020 using 2017, 2018 and 2019 test years (“triennial review”), (d) will require an adjustment in APCo’s base rates on April 1, 2019 to reflect actual annual reductions in corporate income taxes due to Tax Reform, (e) will require APCo to seek approval from the Virginia SCC for energy efficiency programs with projected costs in the aggregate of at least $140 million over the 10-year period ending July 1, 2028 and (f) will require APCo to construct and/or acquire solar generation facilities in Virginia, as approved by the Virginia SCC, of at least 200 MW of aggregate capacity by July 1, 2028. Triennial reviews are subject to an earnings test which provides that 70% of any over earnings would be refunded or may be reinvested in approved energy distribution grid transformation projects and/or new utility-owned solar and wind generation facilities. The Virginia SCC’s triennial review of 2017-2019 APCo earnings could reduce future net income and cash flows and impact financial condition.

Virginia Tax Reform

In October 2018, the Virginia SCC issued an order approving APCo’s request to refund $55 million of Excess ADIT that is not subject to rate normalization requirements to customers through a rider. The rider will be paid over twelve months effective November 1, 2018 and will offset APCo’s recent increase in interim fuel rates, subject to refund, that was filed with the Virginia SCC.

In October 2018, APCo submitted a filing with the Virginia SCC to resolve outstanding issues related to Tax Reform. The filing incorporated amounts already refunded to customers as disclosed in “Virginia Legislation Affecting Earnings Reviews” above and, if approved, will reduce APCo’s base rates by an additional $7 million annually. The combined reduction in APCo’s base rates due to Tax Reform will refund: (a) $39 million annually of excess federal income taxes collected since January 1, 2018 until new base rates are implemented, (b) $7 million annually of Excess ADIT associated with certain depreciable property using ARAM and (c) $11 million annually of Excess ADIT that is not subject to rate normalization requirements over 10 years. APCo anticipates a final order from the Virginia SCC in the first quarter of 2019 and expects to implement additional customer rate credits in a tax-related rider starting in April 2019. The Virginia SCC’s review of APCo’s October 2018 Tax Reform filing could reduce future net income and cash flows and impact financial condition.

2018 West Virginia Base Rate Case

In May 2018, APCo and WPCo filed a joint request with the WVPSC to increase their combined West Virginia base rates by $115 million ($98 million related to APCo) annually based on a 10.22% return on common equity. The proposed annual increase includes $32 million ($28 million related to APCo) due to increased annual depreciation rates and also reflects the impact of the reduction in the federal income tax rate due to Tax Reform. In October 2018, APCo and WPCo filed updated schedules supporting a $95 million ($80 million related to APCo) annual increase in West Virginia base rates primarily due to the impact of West Virginia Tax Reform discussed below.

In October 2018, WVPSC staff and intervenors filed testimony. WVPSC staff recommended a $2 million annual net revenue increase based on a 9.25% return on common equity while intervenors recommended a $14 million annual net revenue decrease based on an 8.75% return on common equity. The difference between APCo and WPCo’s requested annual base rate increase and the WVPSC staff and intervenors recommendations are primarily due to: (a) a reduction in the requested return on common equity, (b) the rejection of updates to the rate base calculation methodology, (c) the rejection of updates to rate base for certain known plant in service increases in 2018 and (d) a reduction in annual depreciation rates primarily related to continuing with a 2040 retirement date for Clinch River Plant rather than APCo’s proposed retirement date of 2025. A hearing at the WVPSC is scheduled for November 2018. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

West Virginia Tax Reform

In August 2018, the WVPSC approved a settlement agreement between APCo, WPCo and various intervenors that addresses the reduction in the federal income tax rate due to Tax Reform. The agreement will provide refunds to customers, through a rider, of approximately $63 million ($51 million related to APCo) through June 2020. In addition, APCo and WPCo utilized $139 million ($125 million related to APCo) of current tax savings and Excess ADIT to offset regulatory asset balances related to carbon capture, storm damage, ENEC and vegetation management. The remaining balance of $87 million ($77 million related to APCo) of Excess ADIT that is not subject to rate normalization requirements will be addressed by the WVPSC at a later date.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. Through September 30, 2018, AEP’s share of ETT’s cumulative revenues that are subject to review is estimated to be $849 million. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring.

In April 2018, the PUCT adopted a rule requiring investor-owned utilities operating solely inside ERCOT to make periodic filings for rate proceedings. The rule requires ETT to file for a comprehensive rate review no later than February 1, 2021.

In June 2018, the PUCT approved ETT’s application to reduce its transmission rates by $28 million annually, beginning June 21, 2018, to reflect the reduction in the federal income tax rate due to Tax Reform. The filing did not address the return of Excess ADIT benefits to customers.

In September 2018, ETT filed a request with the PUCT to refund $11 million of excess federal income taxes collected in 2018 prior to the reduction in transmission rates that were implemented on June 21, 2018.

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

In February 2018, I&M filed a Stipulation and Settlement Agreement for a $97 million annual increase in Indiana rates effective July 1, 2018 subject to a temporary offsetting reduction to customer bills through December 2018 for a credit rider related to the timing of estimated in-service dates of certain capital expenditures.  The difference between I&M’s requested $263 million annual increase and the $97 million annual increase in the Stipulation and Settlement Agreement is primarily a result of: (a) the reduction in the federal income tax rate due to Tax Reform, (b) the feedback of credits for Excess ADIT, (c) a 9.95% return on equity, (d) longer recovery periods of regulatory assets, (e) lower depreciation expense primarily for meters, (f) an increase in the sharing of off-system sales margins with customers from 50% to 95% and (g) a refund of $4 million from July 2018 through December 2018 for the impact of Tax Reform for the period January 2018 through June 2018.
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

In February 2018, an MPSC ALJ issued a Proposal for Decision and recommended an annual revenue increase of $49 million, including an intervenor’s proposal for up to 10% of I&M’s Michigan retail customers to choose an alternate supplier for generation and a proposed capacity rate based on PJM’s net cost of new entry value of $289/MW-day, as well as the MPSC staff’s recommended calculation of depreciation expense for both units of Rockport Plant through 2028 and a return on common equity of 9.8%.  If the maximum 10% of customers choose an alternate supplier starting in February 2019, the estimated annual pretax loss due to the reduced capacity rate would be approximately $9 million. In October 2018, I&M filed a request with the MPSC seeking authority to defer costs related to customers choosing an alternate supplier starting in February 2019.

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

Michigan Tax Reform

In August 2018, the MPSC approved I&M’s application to refund, through a rider, approximately $9 million annually for the impact of Tax Reform on I&M’s Michigan jurisdictional earnings effective September 1, 2018.  In October 2018, I&M also made two filings with the MPSC recommending to: (a) refund $3 million over eight months for the impact of Tax Reform on Michigan jurisdictional earnings for the period April 26, 2018 through August 31, 2018, (b) refund approximately $68 million of Excess ADIT associated with certain depreciable property using ARAM and (c) refund approximately $37 million of Excess ADIT that is not subject to rate normalization requirements over 10 years. An order from the MPSC is expected by the end of the first quarter of 2019.

Rockport Plant, Unit 2 SCR

In October 2016, I&M filed an application with the IURC for approval of a Certificate of Public Convenience and Necessity (CPCN) to install SCR technology at Rockport Plant, Unit 2. The equipment will allow I&M to reduce emissions of NOx from Rockport Plant, Unit 2 in order for I&M to continue to operate that unit under current environmental requirements and is expected to be placed in service in May 2020. The estimated cost of the SCR project is $274 million, excluding AFUDC, to be shared equally between I&M and AEGCo.  The filing included a request for authorization for I&M to defer its Indiana jurisdictional ownership share of costs including investment carrying costs at a weighted average cost of capital (WACC), depreciation over a 10-year period as provided by statute and other related expenses. I&M proposed recovery of these costs using the existing Clean Coal Technology Rider in a future filing subsequent to approval of the SCR project.

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

Management intends to request recovery of the Michigan jurisdictional share of the SCR project in a future base rate case. The AEGCo ownership share of the SCR project will be billable under the Rockport UPA to I&M and KPCo and will be subject to future regulatory approval for recovery.

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

Kentucky Tax Reform

In June 2018, the KPSC issued an order approving a settlement agreement between KPCo and an intervenor that stipulates that KPCo will refund an estimated $82 million of Excess ADIT associated with certain depreciable property using ARAM and an estimated $93 million of Excess ADIT that is not subject to rate normalization requirements over 18 years. The refund was effective July 1, 2018.

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

In 2015 and 2016, the PUCO issued orders in this proceeding. As part of the issued orders, the PUCO approved: (a) the DIR with modified revenue caps, (b) recovery of OVEC-related net margin incurred beginning June 2016, (c)

potential additional contingent customer credits of up to $15 million to be included in the PPA rider over the final four years of the PPA rider and (d) the limitation that OPCo will not flow through any capacity performance penalties or bonuses through the PPA rider. Additionally, subject to cost recovery and PUCO approval, OPCo agreed to develop and implement, by 2021, a solar energy project(s) of at least 400 MWs and a wind energy project(s) of at least 500 MWs, with 100% of all output to be received by OPCo. AEP affiliates could own up to 50% of these solar and wind projects.

In April 2017, the PUCO rejected all pending rehearing requests related to the OVEC PPA. In June 2017, intervenors filed appeals to the Supreme Court of Ohio stating that the PUCO’s approval of the OVEC PPA was unlawful and does not provide customers with rate stability. In June 2018, oral arguments were held before the Supreme Court of Ohio.

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

In April 2018, the PUCO issued an order approving the ESP extension stipulation agreement, with no significant changes. In May 2018, OPCo and various intervenors filed requests for rehearing with the PUCO. In June 2018, these requests for rehearing were approved to allow further consideration of the requests. In August 2018, the PUCO denied all requests for rehearing. In October 2018, an intervenor filed an appeal with the Ohio Supreme Court challenging various approved riders.

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

A 2016 SEET hearing was held in April 2018 and management expects to receive an order in the first half of 2019. While management believes that OPCo’s adjusted 2016 earnings were not excessive, management did not adjust OPCo’s 2016 SEET provision due to risks that the PUCO could rule against OPCo’s proposed SEET adjustments, including treatment of the Global Settlement issues described above, adjust the comparable risk group or adopt a different 2016 SEET threshold. If the PUCO orders a refund of 2016 OPCo earnings, it could negatively affect future SEET filings, reduce future net income and cash flows and impact financial condition.

Ohio Tax Reform

In October 2018, the PUCO issued an order approving a September 2018 settlement agreement between OPCo and various intervenors that addresses the reduction in the federal income tax rate due to Tax Reform. The settlement will: (a) refund excess federal income tax of $20 million annually, through a rider, effective January 1, 2018 until new base rates are implemented, (b) refund an estimated $278 million of Excess ADIT associated with depreciable property through OPCo’s DIR, (c) utilize $48 million of Excess ADIT that is not subject to rate normalization to offset regulatory asset balances related to OPCo’s distribution decoupling program and (d) refund the remaining estimated $129 million of Excess ADIT that is not subject to rate normalization by December 31, 2024 through a rider.

PSO Rate Matters (Applies to AEP and PSO)

2018 Oklahoma Base Rate Case

In October 2018, PSO filed a request with the OCC for an $88 million annual increase in Oklahoma retail rates based upon a 10.3% return on common equity. PSO also proposed to implement a performance based rate plan that combines a formula rate with a set of customer-focused performance incentive measures related to reliability, public safety, customer satisfaction and economic development. The proposed annual increase includes $13 million related to increased annual depreciation rates and $7 million related to increased storm expense amortization. The requested increase in annual depreciation rates includes the recovery of Oklaunion Power Station through 2028 (currently being recovered in rates through 2046).  Management has announced plans to retire Oklaunion Power Station by October 2020. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Oklahoma Tax Reform

In August 2018, the OCC issued an order that approved PSO’s compliance filing that addresses the reduction in the federal income tax rate due to Tax Reform. As a result of the order PSO will establish a rider to: (a) refund $3 million of excess federal income taxes collected from January 9, 2018 through February 28, 2018 by the end of 2018, (b) refund an estimated $353 million of Excess ADIT associated with certain depreciable property using ARAM and (c) refund an estimated $72 million of Excess ADIT that is not subject to rate normalization requirements over 10 years.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In August 2018, SWEPCo filed a Motion for Reconsideration at the Court of Appeals. In October 2018, the Court of Appeals denied SWEPCo’s request. SWEPCo intends to file an appeal with the Texas Supreme Court in the fourth quarter of 2018.

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

In April 2018, SWEPCo made an income tax rate refund tariff filing which includes an annual revenue reduction of approximately $18 million to reflect the difference between rates collected under the final order and the rates that would be collected under Tax Reform. The filing did not address the return of Excess ADIT benefits to customers. In June 2018, the ALJ issued an order approving interim rates that provided for a reduction of residential rates of $8 million. In September 2018, the ALJ issued an order approving interim rates for the remaining customers. The matter has been sent to the PUCT for final approval.

Texas Tax Reform

In October 2018, SWEPCo filed a Stipulation and Settlement Agreement with the PUCT to refund $10 million of excess federal income taxes collected, as a result of Tax Reform, from January 1, 2018 through June 14, 2018 for residential customers and January 1, 2018 through September 19, 2018 for all other customer classes. An interim order was issued by an ALJ and the refunds will be made to customers through a rider in the fourth quarter of 2018.

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

2017 Louisiana Formula Rate Filing

In April 2017, the LPSC approved an uncontested stipulation agreement that SWEPCo filed for its formula rate plan for test year 2015.  The filing included a net annual increase not to exceed $31 million, which was effective May 2017 and includes SWEPCo’s Louisiana jurisdictional share of Welsh Plant and Flint Creek Plant environmental controls which were placed in service in 2016. In October 2017, SWEPCo filed testimony in Louisiana supporting the prudence of its environmental control investment for Welsh Plant, Units 1 and 3 and Flint Creek power plants. These environmental costs are subject to prudence review by the LPSC. In May 2018, LPSC staff filed testimony that the environmental control investment for Welsh Plant, Units 1 and 3 and Flint Creek power plants is prudent. In August 2018, the LPSC issued an order affirming prudence and approved the settlement agreement for the environmental control investment. In October 2018, the LPSC staff filed a report approving the $31 million increase as filed. The net annual increase is subject to refund pending commission approval. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2018 Louisiana Formula Rate Filing

In April 2018, SWEPCo filed its formula rate plan for test year 2017 with the LPSC.  The filing included a net $28 million annual increase, which was effective August 2018 and includes SWEPCo’s Louisiana jurisdictional share of Welsh Plant and Flint Creek Plant environmental controls. The filing also included a reduction in the federal income tax rate due to Tax Reform but did not address the return of Excess ADIT benefits to customers.

In July 2018, SWEPCo made a supplemental filing to its formula rate plan with the LPSC to reduce the requested annual increase to $18 million. The difference between SWEPCo’s requested $28 million annual increase and the $18 million annual increase in the supplemental filing is primarily the result of the return of Excess ADIT benefits to customers.
In October 2018, the LPSC staff issued a recommendation that SWEPCo refund $11 million of excess federal income taxes collected, as a result of Tax Reform, from January 1, 2018 through July 31, 2018. A decision by the LPSC is expected in the fourth quarter of 2018.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could total approximately $550 million, excluding AFUDC. As of September 30, 2018, SWEPCo had incurred costs of $399 million, including AFUDC, related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of September 30, 2018, the total net book value of Welsh Plant, Units 1 and 3 was $621 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas filed base rate proceeding. In April 2017, the LPSC approved recovery of $131 million in investments related to its Louisiana jurisdictional share of environmental controls installed at Welsh Plant, effective May 2017. SWEPCo’s approved Louisiana jurisdictional share of Welsh Plant deferrals: (a) are $10 million, excluding $6 million of unrecognized equity as of September 30, 2018, (b) is subject to review by the LPSC and (c) includes a WACC return on environmental investments and the related depreciation expense and taxes. See “2017 Louisiana Formula Rate Filing” and “2018 Louisiana Formula Rate Filing” disclosures above.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Arkansas Tax Reform

In September 2018, the APSC issued an order that approved SWEPCo’s application to implement a rider for SWEPCo’s Arkansas jurisdiction to address the reduction in the federal income tax rate due to Tax Reform. The rider was implemented in the first billing cycle of October 2018 and will: (a) refund $7 million over 15 months of excess federal income taxes collected from January 1, 2018 through September 30, 2018, (b) refund an ongoing estimated $655 thousand monthly from October 1, 2018 until new base rates go into effect as a result of a subsequent APSC order, (c) refund an estimated $66 million of Excess ADIT associated with certain depreciable property using ARAM and (d) refund an estimated $11 million of Excess ADIT that is not subject to rate normalization requirements over 15 months.

FERC Rate Matters

PJM Transmission Rates (Applies to AEP, APCo, I&M and OPCo)

In June 2016, PJM transmission owners, including AEP’s transmission owning subsidiaries within PJM, and various state commissions filed a settlement agreement at the FERC to resolve outstanding issues related to cost responsibility for charges to transmission customers for certain transmission facilities that operate at or above 500 kV. In July 2016, certain parties filed comments at the FERC contesting the settlement agreement. In May 2018, the FERC approved the contested settlement agreement. PJM implemented a transmission enhancement charge adjustment through the PJM OATT, which will be billable through 2025. Management expects that any refunds received would generally be returned to retail customers through existing state rider mechanisms and has recorded $134 million to Customer Accounts Receivable and $75 million to Deferred Charges and Other Noncurrent Assets, with offsets to Regulatory Liabilities and Deferred Investment Tax Credits as of September 30, 2018.

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

FERC Transmission Complaint - AEP’s SPP Participants (Applies to AEP, AEPTCo, PSO and SWEPCo)

In June 2017, several parties filed a complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint through September 5, 2018. In November 2017, a FERC order set the matter for hearing and settlement procedures. The parties were unable to settle and the proceeding is currently in the hearing phase.

In September 2018, the same parties filed another complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.71%, effective upon the date of the second complaint.

Management believes its financial statements adequately address the impact of these complaints. If the FERC orders revenue reductions as a result of these complaints, including refunds from the date of the complaint filings, it could reduce future net income and cash flows and impact financial condition.

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

FERC SWEPCo Power Supply Agreements Complaint - East Texas Electric Cooperative, Inc. (ETEC) and Northeast Texas Electric Cooperative, Inc. (NTEC) (Applies to AEP and SWEPCo)

In September 2017, ETEC and NTEC filed a complaint at the FERC that states the base return on common equity used by SWEPCo in calculating its power supply formula rates is excessive and should be reduced from 11.1% to 8.41%, effective upon the date of the complaint. In November 2017, a FERC order set the matter for hearing and settlement procedures.

In May 2018, SWEPCo filed a settlement agreement with ETEC and NTEC at the FERC that resolves the issues of the complaint. If approved by the FERC, the settlement agreement: (a) reduces the base return on common equity from 11.1% to 10.1% effective September 1, 2017, (b) requires SWEPCo to provide a one-time billing credit of $287 thousand to reflect the decrease in return on common equity from September 1, 2017 through December 31, 2017 and (c) implements the lower return on common equity on contracts starting January 1, 2018. In July 2018, the FERC issued an order approving the settlement.

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

AEP has a $3 billion revolving credit facility due in June 2021, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of September 30, 2018, no letters of credit were issued under the $3 billion revolving credit facility. In October 2018, the revolving credit facility was increased to $4 billion and extended until June 2022.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under four uncommitted facilities totaling $305 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2018 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$71.8	October 2018 to September 2019
AEP Texas	2.8	January 2019
OPCo	0.6	September 2019

AEP has $45 million of variable rate Pollution Control Bonds supported by $46 million of bilateral letters of credit maturing in July 2019.

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $140 million.  Since SWEPCo uses self-bonding, the guarantee provides for SWEPCo to commit to use its resources to complete the reclamation in the event the work is not completed by Sabine.  This guarantee ends upon depletion of reserves and completion of final reclamation.  It is estimated the reserves will be depleted in 2036 with final reclamation completed by 2046 at an estimated cost of $79 million.  Actual reclamation costs could vary due to period inflation and any changes to actual mine reclamation.  As of September 30, 2018, SWEPCo has collected $74 million through a rider for final mine closure and reclamation costs, of which $79 million is recorded in Asset Retirement Obligations, offset by $5 million that is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheet.

Sabine charges SWEPCo, its only customer, all of its costs.  SWEPCo passes these costs to customers through its fuel clause.

Guarantees of Equity Method Investees (Applies to AEP)

In December 2016, AEP issued a performance guarantee for a 50% owned joint venture which is accounted for as an equity method investment. If the joint venture were to default on payments or performance, AEP would be required to make payments on behalf of the joint venture. As of September 30, 2018, the maximum potential amount of future payments associated with this guarantee was $75 million, which expires in December 2019.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2018, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase and sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase and sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of either the unamortized balance or the equipment cost at the end of the lease term.  If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the unamortized balance.  As of September 30, 2018, the maximum potential loss by Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term is as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$47.7
AEP Texas	11.4
APCo	8.8
I&M	3.5
OPCo	7.6
PSO	4.1
SWEPCo	4.2

Railcar Lease (Applies to AEP, I&M and SWEPCo)

In June 2003, AEP Transportation LLC (AEP Transportation), a subsidiary of AEP, entered into an agreement with BTM Capital Corporation, as lessor, to lease 875 coal-transporting aluminum railcars.  The lease is accounted for as an operating lease.  In January 2008, AEP Transportation assigned the remaining 848 railcars under the original lease agreement to I&M (390 railcars) and SWEPCo (458 railcars).  The assignments are accounted for as operating leases for I&M and SWEPCo.  The initial lease term was five years with three consecutive five-year renewal periods for a maximum lease term of twenty years.  I&M and SWEPCo have exercised all renewal options for the maximum lease term.  The future minimum lease obligations were $7 million and $7 million for I&M and SWEPCo, respectively, for the remaining railcars as of September 30, 2018.

Under the remaining five-year lease agreement, the lessor is guaranteed that the sale proceeds under a return-and-sale option will equal at least a lessee obligation amount specified in the lease, which is equal to 77% of the projected fair value of the equipment.  I&M and SWEPCo have assumed the guarantee under the return-and-sale option.  The maximum potential losses related to the guarantee were $5 million and $5 million for I&M and SWEPCo, respectively, as of September 30, 2018, assuming the fair value of the equipment is zero at the end of the current five-year lease term.  However, management believes that the fair value would produce a sufficient sales price to avoid any loss.

AEPRO Boat and Barge Leases (Applies to AEP)

In October 2015, AEP signed a Purchase and Sale Agreement to sell its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. The sale closed in November 2015. Certain of the boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of September 30, 2018, the maximum potential amount of future payments required under the guaranteed leases was $46 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee. As of September 30, 2018, AEP’s boat and barge lease guarantee liability was $6 million, of which $1 million was recorded in Other Current Liabilities and $5 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheet.

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

Westinghouse Electric Company Bankruptcy Filing

In March 2017, Westinghouse filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Westinghouse and I&M have a number of significant ongoing contracts relating to reactor services, nuclear fuel fabrication and ongoing engineering projects.  The most significant of these relate to Cook Plant fuel fabrication.  As part of the reorganization, the bankruptcy court approved Westinghouse’s sale of its nuclear business to Brookfield WEC Holdings (Brookfield), a nonaffiliated third party. Pursuant to the sale, Brookfield will assume all of I&M’s contracts with Westinghouse. In August 2018, the sale closed.

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

In July 2017, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree to eliminate the obligation to install certain future controls at Rockport Plant, Unit 2 if AEP does not acquire ownership of that Unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree. Responsive and supplemental filings have been made by all parties. In November 2017, the district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. In September 2018, the district court granted AEP’s unopposed motion to stay further proceedings regarding the consent decree to facilitate settlement discussions among the parties to the consent decree.

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

DISPOSITIONS

Zimmer Plant (Generation & Marketing Segment)

In February 2017, AEP signed an agreement to sell its 25.4% ownership share of Zimmer Plant to a nonaffiliated party.  The transaction closed in the second quarter of 2017 and did not have a material impact on net income, cash flows or financial condition.  The Income before Income Tax Expense and Equity Earnings of Zimmer Plant was immaterial for the three and nine months ended September 30, 2017.

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

Merchant Generating Assets (Generation & Marketing Segment)

A project to reconstruct a defective dam structure at Racine began in the first quarter of 2017. In December 2017, and in accordance with the accounting guidance for impairments of long-lived assets, an impairment analysis was triggered by the expected costs of the dam reconstruction activities, resulting in the conclusion that the fair value of Racine, in its present condition, was $0 as of December 31, 2017. A pretax impairment charge equal to Racine’s net book value of $43 million was recognized in AEP’s 2017 statement of income.

Construction activities at Racine continued throughout 2018, accumulating new capital expenditures of $35 million as of September 30, 2018. However, due to a significant increase in estimated costs to complete the reconstruction project, in the third quarter of 2018, an impairment analysis was performed. AEP performed step one of the impairment analysis using undiscounted cash flows for the estimated useful life of Racine based upon energy and capacity price curves, which were developed internally with observable Level 2 third party quotations and unobservable Level 3 inputs, as well as management’s forecasts of operating expenses and capital expenditures. AEP performed step two of the impairment analysis on Racine using a ten-year discounted cash flow model based upon similar forecasted information used in the step one test. The step two analysis resulted in a determination that the fair value of Racine, in its present condition, was $0 as of September 30, 2018. As a result, AEP recorded a pretax impairment of $35 million in Other Operation on the statement of income in the third quarter of 2018. In October 2018, AEP received authorization from the FERC to restart generation at Racine.  Management plans to resume generation at Racine during the fourth quarter of 2018.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$24.4	$24.1	$2.9	$2.8
Interest Cost	46.9	50.7	11.8	14.8
Expected Return on Plan Assets	(72.6)	(71.1)	(25.6)	(25.3)
Amortization of Prior Service Cost (Credit)	—	0.3	(17.3)	(17.3)
Amortization of Net Actuarial Loss	21.3	20.7	2.7	9.2
Net Periodic Benefit Cost (Credit)	$20.0	$24.7	$(25.5)	$(15.8)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$73.2	$72.3	$8.7	$8.4
Interest Cost	140.8	152.3	35.5	44.5
Expected Return on Plan Assets	(217.7)	(213.5)	(76.7)	(76.0)
Amortization of Prior Service Cost (Credit)	—	0.8	(51.8)	(51.8)
Amortization of Net Actuarial Loss	63.9	62.1	7.9	27.5
Net Periodic Benefit Cost (Credit)	$60.2	$74.0	$(76.4)	$(47.4)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$2.3	$2.1	$0.3	$0.3
Interest Cost	4.0	4.3	0.9	1.2
Expected Return on Plan Assets	(6.4)	(6.2)	(2.1)	(2.2)
Amortization of Prior Service Credit	—	—	(1.5)	(1.5)
Amortization of Net Actuarial Loss	1.8	1.7	0.2	0.8
Net Periodic Benefit Cost (Credit)	$1.7	$1.9	$(2.2)	$(1.4)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$6.9	$6.4	$0.7	$0.7
Interest Cost	12.0	12.9	2.8	3.7
Expected Return on Plan Assets	(19.2)	(18.8)	(6.4)	(6.6)
Amortization of Prior Service Credit	—	—	(4.4)	(4.4)
Amortization of Net Actuarial Loss	5.4	5.2	0.6	2.4
Net Periodic Benefit Cost (Credit)	$5.1	$5.7	$(6.7)	$(4.2)

APCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$2.4	$2.3	$0.3	$0.3
Interest Cost	5.8	6.5	2.1	2.6
Expected Return on Plan Assets	(9.1)	(8.9)	(4.0)	(4.1)
Amortization of Prior Service Credit	—	—	(2.5)	(2.5)
Amortization of Net Actuarial Loss	2.6	2.6	0.4	1.6
Net Periodic Benefit Cost (Credit)	$1.7	$2.5	$(3.7)	$(2.1)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$7.0	$7.0	$0.8	$0.8
Interest Cost	17.6	19.3	6.2	7.9
Expected Return on Plan Assets	(27.4)	(26.8)	(12.0)	(12.3)
Amortization of Prior Service Cost (Credit)	—	0.1	(7.5)	(7.5)
Amortization of Net Actuarial Loss	7.9	7.8	1.4	4.7
Net Periodic Benefit Cost (Credit)	$5.1	$7.4	$(11.1)	$(6.4)

I&M

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$3.4	$3.5	$0.4	$0.4
Interest Cost	5.6	6.1	1.4	1.7
Expected Return on Plan Assets	(9.0)	(8.6)	(3.1)	(3.1)
Amortization of Prior Service Credit	—	—	(2.4)	(2.3)
Amortization of Net Actuarial Loss	2.5	2.4	0.3	1.1
Net Periodic Benefit Cost (Credit)	$2.5	$3.4	$(3.4)	$(2.2)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$10.2	$10.5	$1.2	$1.2
Interest Cost	16.6	18.2	4.1	5.2
Expected Return on Plan Assets	(26.8)	(25.9)	(9.3)	(9.2)
Amortization of Prior Service Cost (Credit)	—	0.1	(7.1)	(7.0)
Amortization of Net Actuarial Loss	7.4	7.3	0.9	3.3
Net Periodic Benefit Cost (Credit)	$7.4	$10.2	$(10.2)	$(6.5)

OPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$2.0	$1.8	$0.2	$0.3
Interest Cost	4.4	4.8	1.3	1.6
Expected Return on Plan Assets	(7.2)	(6.9)	(2.9)	(3.0)
Amortization of Prior Service Credit	—	—	(1.7)	(1.7)
Amortization of Net Actuarial Loss	2.0	2.0	0.3	1.1
Net Periodic Benefit Cost (Credit)	$1.2	$1.7	$(2.8)	$(1.7)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$5.8	$5.6	$0.7	$0.7
Interest Cost	13.3	14.5	3.9	5.0
Expected Return on Plan Assets	(21.6)	(20.9)	(8.8)	(9.0)
Amortization of Prior Service Cost (Credit)	—	0.1	(5.2)	(5.2)
Amortization of Net Actuarial Loss	6.0	5.9	0.8	3.3
Net Periodic Benefit Cost (Credit)	$3.5	$5.2	$(8.6)	$(5.2)

PSO

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$1.7	$1.7	$0.1	$0.2
Interest Cost	2.5	2.6	0.6	0.8
Expected Return on Plan Assets	(4.0)	(3.9)	(1.3)	(1.4)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	1.1	1.1	0.1	0.5
Net Periodic Benefit Cost (Credit)	$1.3	$1.5	$(1.6)	$(1.0)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$5.3	$4.9	$0.5	$0.5
Interest Cost	7.4	8.0	1.8	2.4
Expected Return on Plan Assets	(12.1)	(11.8)	(4.1)	(4.2)
Amortization of Prior Service Credit	—	—	(3.2)	(3.2)
Amortization of Net Actuarial Loss	3.3	3.3	0.4	1.5
Net Periodic Benefit Cost (Credit)	$3.9	$4.4	$(4.6)	$(3.0)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$2.4	$2.1	$0.2	$0.2
Interest Cost	2.8	3.1	0.7	0.9
Expected Return on Plan Assets	(4.4)	(4.2)	(1.6)	(1.5)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.3	1.3	0.2	0.5
Net Periodic Benefit Cost (Credit)	$2.1	$2.3	$(1.8)	$(1.2)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service Cost	$7.0	$6.5	$0.7	$0.6
Interest Cost	8.5	9.2	2.1	2.7
Expected Return on Plan Assets	(13.1)	(12.6)	(4.8)	(4.7)
Amortization of Prior Service Credit	—	—	(3.9)	(3.9)
Amortization of Net Actuarial Loss	3.8	3.7	0.5	1.7
Net Periodic Benefit Cost (Credit)	$6.2	$6.8	$(5.4)	$(3.6)

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

The tables below present AEP’s reportable segment income statement information for the three and nine months ended September 30, 2018 and 2017 and reportable segment balance sheet information as of September 30, 2018 and December 31, 2017.

	Three Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,610.2	$1,180.9	$51.9	$486.5	$3.6	$—	$4,333.1
Other Operating Segments	26.5	30.6	135.3	35.1	20.1	(247.6)	—
Total Revenues	$2,636.7	$1,211.5	$187.2	$521.6	$23.7	$(247.6)	$4,333.1

Net Income (Loss)	$345.6	$145.2	$74.2	$5.1	$9.6	$—	$579.7

	Three Months Ended September 30, 2017
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,453.8	$1,149.7	$45.1	$441.5	$14.6	$—	$4,104.7
Other Operating Segments	28.4	23.6	133.4	24.0	16.7	(226.1)	—
Total Revenues	$2,482.2	$1,173.3	$178.5	$465.5	$31.3	$(226.1)	$4,104.7

Net Income (Loss)	$297.3	$144.0	$76.5	$33.7	$5.2	$—	$556.7

	Nine Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$7,332.4	$3,450.0	$196.5	$1,399.3	$16.4	$—	$12,394.6
Other Operating Segments	61.3	60.9	408.7	88.1	55.1	(674.1)	—
Total Revenues	$7,393.7	$3,510.9	$605.2	$1,487.4	$71.5	$(674.1)	$12,394.6

Net Income (Loss)	$856.3	$384.6	$280.9	$61.8	$(17.1)	$—	$1,566.5

	Nine Months Ended September 30, 2017
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$6,819.3	$3,242.7	$125.8	$1,386.8	$39.9	$—	$11,614.5
Other Operating Segments	73.8	70.5	456.1	80.7	46.8	(727.9)	—
Total Revenues	$6,893.1	$3,313.2	$581.9	$1,467.5	$86.7	$(727.9)	$11,614.5

Net Income (Loss)	$639.2	$374.3	$278.3	$246.3	$(11.0)	$—	$1,527.1

	September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$44,553.4	$17,619.1	$8,130.3	$864.1	$384.8		$(354.4)	(b)	$71,197.3
Accumulated Depreciation and Amortization	13,703.3	3,856.7	244.3	40.1	183.6		(186.4)	(b)	17,841.6
Total Property Plant and Equipment - Net	$30,850.1	$13,762.4	$7,886.0	$824.0	$201.2		$(168.0)	(b)	$53,355.7

Total Assets	$38,813.2	$16,399.1	$9,127.7	$2,369.3	$4,306.1	(c)	$(3,398.0)	(b) (d)	$67,617.4

Long-term Debt Due Within One Year:
Nonaffiliated	$1,306.1	$548.5	$50.0	$0.1	$(0.5)		$—		$1,904.2

Long-term Debt:
Affiliated	50.0	—	—	32.2	—		(82.2)		—
Nonaffiliated	11,563.5	5,082.2	2,966.2	(0.3)	1,258.2		—		20,869.8

Total Long-term Debt	$12,919.6	$5,630.7	$3,016.2	$32.0	$1,257.7		$(82.2)		$22,774.0

	December 31, 2017
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$43,294.4	$16,371.2	$7,110.2	$644.6	$374.5		$(366.4)	(b)	$67,428.5
Accumulated Depreciation and Amortization	13,153.4	3,768.3	176.6	75.0	180.6		(186.9)	(b)	17,167.0
Total Property Plant and Equipment - Net	$30,141.0	$12,602.9	$6,933.6	$569.6	$193.9		$(179.5)	(b)	$50,261.5

Total Assets	$37,579.7	$16,060.7	$8,141.8	$2,009.8	$3,959.1	(c)	$(3,022.0)	(b) (d)	$64,729.1

Long-term Debt Due Within One Year:
Nonaffiliated	$1,038.1	$663.1	$50.0	$—	$2.5		$—		$1,753.7

Long-term Debt:
Affiliated	50.0	—	—	32.2	—		(82.2)		—
Nonaffiliated	10,801.4	4,705.4	2,631.3	(0.3)	1,281.8		—		19,419.6

Total Long-term Debt	$11,889.5	$5,368.5	$2,681.3	$31.9	$1,284.3		$(82.2)		$21,173.3

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

The tables below present AEPTCo’s reportable segment income statement information for the three and nine months ended September 30, 2018 and 2017 and reportable segment balance sheet information as of September 30, 2018 and December 31, 2017.

	Three Months Ended September 30, 2018
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$46.0	$—		$—		$46.0
Sales to AEP Affiliates	148.4	—		—		148.4
Other Revenues	—	—		—		—
Total Revenues	$194.4	$—		$—		$194.4

Interest Income	$0.2	$26.0		$(25.7)	(b)	$0.5
Interest Expense	19.8	25.7		(25.7)	(b)	19.8
Income Tax Expense	18.4	(0.8)		—		17.6

Net Income	$77.1	$1.0	(c)	$—		$78.1

	Three Months Ended September 30, 2017
	State Transcos (a)	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated (a)
	(in millions)
Revenues from:
External Customers	$35.6	$—		$—		$35.6
Sales to AEP Affiliates	130.1	—		—		130.1
Other Revenues	(0.1)	—		—		(0.1)
Total Revenues	$165.6	$—		$—		$165.6

Interest Income	$—	$19.5		$(19.3)	(b)	$0.2
Interest Expense	17.1	19.3		(19.3)	(b)	17.1
Income Tax Expense	29.5	—		—		29.5

Net Income	$58.5	$0.1	(c)	$—		$58.6

	Nine Months Ended September 30, 2018
	State Transcos (a)	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated (a)
	(in millions)
Revenues from:
External Customers	$132.3	$—		$—		$132.3
Sales to AEP Affiliates	453.8	—		—		453.8
Other Revenues	0.1	$—		$—		0.1
Total Revenues	$586.2	$—		$—		$586.2

Interest Income	$0.4	$76.2		$(75.3)	(b)	$1.3
Interest Expense	60.7	75.3		(75.3)	(b)	60.7
Income Tax Expense	63.7	—		—		63.7

Net Income	$243.6	$0.6	(c)	$—		$244.2

	Nine Months Ended September 30, 2017
	State Transcos (a)	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated (a)
	(in millions)
Revenues from:
External Customers	$95.7	$—		$—		$95.7
Sales to AEP Affiliates	439.1	—		—		439.1
Other Revenues	—	—		—		—
Total Revenues	$534.8	$—		$—		$534.8

Interest Income	$0.1	$58.0		$(57.6)	(b)	$0.5
Interest Expense	50.4	57.6		(57.6)	(b)	50.4
Income Tax Expense	108.0	0.2		—		108.2

Net Income	$212.1	$0.3	(c)	$—		$212.4

	September 30, 2018
	State Transcos		AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$7,761.6	(a)	$—		$—		$7,761.6	(a)
Accumulated Depreciation and Amortization	234.6	(a)	—		—		234.6	(a)
Total Transmission Property – Net	$7,527.0	(a)	$—		$—		$7,527.0	(a)

Notes Receivable - Affiliated	$—		$2,900.0		$(2,900.0)	(d)	$—

Total Assets	$7,983.6	(a)	$2,988.4	(e)	$(2,973.6)	(f)	$7,998.4	(a)

Total Long-term Debt	$2,900.0		$2,872.6		$(2,900.0)	(d)	$2,872.6

	December 31, 2017
	State Transcos		AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$6,770.5	(a)	$—		$—		$6,770.5	(a)
Accumulated Depreciation and Amortization	152.6	(a)	—		—		152.6	(a)
Total Transmission Property – Net	$6,617.9	(a)	$—		$—		$6,617.9	(a)

Notes Receivable - Affiliated	$—		$2,550.4		$(2,550.4)	(d)	$—

Total Assets	$7,086.9	(a)	$2,590.1	(e)	$(2,594.9)	(f)	$7,082.1	(a)

Total Long-term Debt	$2,575.0		$2,550.4		$(2,575.0)	(d)	$2,550.4

(a)
The amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements. For additional details on revisions made to AEPTCo’s financial statements, see Note 1- Significant Accounting Matters.

(b)	Elimination of intercompany interest income/interest expense on affiliated debt arrangement.

(c)	Includes the elimination of AEPTCo Parent’s equity earnings in the State Transcos.

(d)	Elimination of intercompany debt.

(e)	Includes the elimination of AEPTCo Parent’s investments in State Transcos.

(f)	Primarily relates to the elimination of Notes Receivable from the State Transcos.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
September 30, 2018

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	415.7	—	88.7	52.8	8.0	19.0	13.0
Coal	Tons	0.2	—	—	0.2	—	—	—
Natural Gas	MMBtus	84.4	—	8.4	4.9	—	—	16.1
Heating Oil and Gasoline	Gallons	8.3	1.7	1.6	0.8	2.0	0.8	0.9
Interest Rate	USD	$37.7	$—	$—	$—	$—	$—	$—

Interest Rate	USD	$500.0	$—	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2017

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	358.7	—	57.4	38.5	10.4	10.3	22.7
Coal	Tons	2.0	—	—	2.0	—	—	—
Natural Gas	MMBtus	53.7	—	1.1	0.7	—	—	18.3
Heating Oil and Gasoline	Gallons	6.9	1.4	1.3	0.7	1.6	0.7	0.8
Interest Rate	USD	$50.7	$—	$—	$—	$—	$—	$—

Interest Rate	USD	$500.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third party contractual agreements and risk profiles. AEP netted cash collateral received from third parties against short-term and long-term risk management assets in the amounts of $15 million and $9.4 million as of September 30, 2018 and December 31, 2017, respectively. AEP netted cash collateral paid to third parties against short-term and long-term risk management liabilities in the amounts of $1 million and $9 million as of September 30, 2018 and December 31, 2017, respectively. The netted cash collateral from third parties against short-term and long-term risk management assets and netted cash collateral paid to third parties against short-term and long-term risk management liabilities were immaterial for the other Registrants as of September 30, 2018 and December 31, 2017.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

Fair Value of Derivative Instruments
September 30, 2018

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$359.9	$29.1	$—	$389.0	$(197.1)	$191.9
Long-term Risk Management Assets	295.3	10.6	—	305.9	(41.0)	264.9
Total Assets	655.2	39.7	—	694.9	(238.1)	456.8

Current Risk Management Liabilities	232.4	7.5	0.5	240.4	(183.1)	57.3
Long-term Risk Management Liabilities	240.0	55.4	33.7	329.1	(41.9)	287.2
Total Liabilities	472.4	62.9	34.2	569.5	(225.0)	344.5

Total MTM Derivative Contract Net Assets (Liabilities)	$182.8	$(23.2)	$(34.2)	$125.4	$(13.1)	$112.3

Fair Value of Derivative Instruments
December 31, 2017

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$389.0	$17.5	$2.5	$409.0	$(282.8)	$126.2
Long-term Risk Management Assets	300.9	6.3	—	307.2	(25.1)	282.1
Total Assets	689.9	23.8	2.5	716.2	(307.9)	408.3

Current Risk Management Liabilities	334.6	9.0	—	343.6	(282.0)	61.6
Long-term Risk Management Liabilities	280.6	58.3	8.6	347.5	(25.5)	322.0
Total Liabilities	615.2	67.3	8.6	691.1	(307.5)	383.6

Total MTM Derivative Contract Net Assets (Liabilities)	$74.7	$(43.5)	$(6.1)	$25.1	$(0.4)	$24.7

AEP Texas
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$—	$0.5
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	—	0.5

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets	$0.5	$—	$0.5

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$—	$0.5
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	—	0.5

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets	$0.5	$—	$0.5

APCo
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$106.6	$(38.2)	$68.4
Long-term Risk Management Assets	6.0	(4.6)	1.4
Total Assets	112.6	(42.8)	69.8

Current Risk Management Liabilities	39.1	(38.2)	0.9
Long-term Risk Management Liabilities	5.5	(4.8)	0.7
Total Liabilities	44.6	(43.0)	1.6

Total MTM Derivative Contract Net Assets	$68.0	$0.2	$68.2

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$75.6	$(50.7)	$24.9
Long-term Risk Management Assets	2.4	(1.3)	1.1
Total Assets	78.0	(52.0)	26.0

Current Risk Management Liabilities	50.6	(49.3)	1.3
Long-term Risk Management Liabilities	1.4	(1.2)	0.2
Total Liabilities	52.0	(50.5)	1.5

Total MTM Derivative Contract Net Assets (Liabilities)	$26.0	$(1.5)	$24.5

I&M
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$39.4	$(28.5)	$10.9
Long-term Risk Management Assets	3.7	(2.8)	0.9
Total Assets	43.1	(31.3)	11.8

Current Risk Management Liabilities	35.2	(28.8)	6.4
Long-term Risk Management Liabilities	3.2	(2.8)	0.4
Total Liabilities	38.4	(31.6)	6.8

Total MTM Derivative Contract Net Assets	$4.7	$0.3	$5.0

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.2	$(39.6)	$7.6
Long-term Risk Management Assets	1.6	(0.9)	0.7
Total Assets	48.8	(40.5)	8.3

Current Risk Management Liabilities	48.5	(45.0)	3.5
Long-term Risk Management Liabilities	0.9	(0.8)	0.1
Total Liabilities	49.4	(45.8)	3.6

Total MTM Derivative Contract Net Assets (Liabilities)	$(0.6)	$5.3	$4.7

OPCo
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.6	$—	$0.6
Long-term Risk Management Assets	0.1	—	0.1
Total Assets	0.7	—	0.7

Current Risk Management Liabilities	5.4	—	5.4
Long-term Risk Management Liabilities	89.8	—	89.8
Total Liabilities	95.2	—	95.2

Total MTM Derivative Contract Net Liabilities	$(94.5)	$—	$(94.5)

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.6	$—	$0.6
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	—	0.6

Current Risk Management Liabilities	6.4	—	6.4
Long-term Risk Management Liabilities	126.0	—	126.0
Total Liabilities	132.4	—	132.4

Total MTM Derivative Contract Net Liabilities	$(131.8)	$—	$(131.8)

PSO
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$18.8	$(0.3)	$18.5
Long-term Risk Management Assets	—	—	—
Total Assets	18.8	(0.3)	18.5

Current Risk Management Liabilities	0.9	(0.3)	0.6
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.9	(0.3)	0.6

Total MTM Derivative Contract Net Assets	$17.9	$—	$17.9

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$6.6	$(0.2)	$6.4
Long-term Risk Management Assets	—	—	—
Total Assets	6.6	(0.2)	6.4

Current Risk Management Liabilities	0.2	(0.2)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.2	(0.2)	—

Total MTM Derivative Contract Net Assets	$6.4	$—	$6.4

SWEPCo
Fair Value of Derivative Instruments
September 30, 2018

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$8.1	$(1.6)	$6.5
Long-term Risk Management Assets	—	—	—
Total Assets	8.1	(1.6)	6.5

Current Risk Management Liabilities	1.8	(1.6)	0.2
Long-term Risk Management Liabilities	2.6	—	2.6
Total Liabilities	4.4	(1.6)	2.8

Total MTM Derivative Contract Net Assets	$3.7	$—	$3.7

Fair Value of Derivative Instruments
December 31, 2017

Balance Sheet Location	Risk Management Contracts – Commodity (a)	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
	(in millions)
Current Risk Management Assets	$7.0	$(0.6)	$6.4
Long-term Risk Management Assets	—	—	—
Total Assets	7.0	(0.6)	6.4

Current Risk Management Liabilities	0.8	(0.6)	0.2
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.8	(0.6)	0.2

Total MTM Derivative Contract Net Assets	$6.2	$—	$6.2

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

The tables below present the Registrants’ activity of derivative risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2018

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.7)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	19.3	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.5)	(0.1)	—	—	—
Purchased Electricity for Resale	0.3	—	0.3	—	—	—	—
Other Operation	0.5	0.1	0.1	0.1	0.1	0.1	0.1
Maintenance	0.6	0.1	0.1	0.1	0.1	0.1	0.1
Regulatory Assets (a)	(14.0)	—	—	(3.5)	(9.3)	(0.6)	(0.6)
Regulatory Liabilities (a)	33.8	—	24.0	—	—	3.9	1.5
Total Gain (Loss) on Risk Management Contracts	$39.8	$0.2	$24.0	$(3.4)	$(9.1)	$3.5	$1.1

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Three Months Ended September 30, 2017

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.9	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	17.7	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.3	0.6	—	—	(0.1)
Purchased Electricity for Resale	1.0	—	0.3	0.2	—	—	—
Other Operation	0.1	0.1	—	—	0.1	—	—
Maintenance	0.1	0.1	0.1	—	0.1	—	—
Regulatory Assets (a)	(8.8)	0.1	0.1	(0.8)	(8.7)	—	0.3
Regulatory Liabilities (a)	15.6	0.1	3.7	2.1	—	2.6	7.0
Total Gain (Loss) on Risk Management Contracts	$26.6	$0.4	$4.5	$2.1	$(8.5)	$2.6	$7.2

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2018

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(9.4)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	31.7	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(1.3)	(7.8)	—	—	0.1
Purchased Electricity for Resale	8.3	—	7.3	0.8	—	—	—
Other Operation	1.3	0.3	0.2	0.2	0.3	0.2	0.2
Maintenance	1.5	0.3	0.3	0.2	0.3	0.2	0.2
Regulatory Assets (a)	29.2	—	—	(0.3)	31.8	(0.6)	(1.7)
Regulatory Liabilities (a)	206.2	—	127.3	11.7	0.6	34.8	7.6
Total Gain on Risk Management Contracts	$268.8	$0.6	$133.8	$4.8	$33.0	$34.6	$6.4

Amount of Gain (Loss) Recognized on
Risk Management Contracts
For the Nine Months Ended September 30, 2017

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$7.0	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	38.5	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.6	6.3	—	—	—
Purchased Electricity for Resale	4.9	—	1.6	0.5	—	—	—
Other Operation	0.5	0.1	—	—	0.1	—	—
Maintenance	0.4	0.1	0.1	—	0.1	—	—
Regulatory Assets (a)	(26.8)	—	—	(1.0)	(25.9)	—	0.1
Regulatory Liabilities (a)	81.8	(0.2)	28.2	15.3	—	13.7	22.0
Total Gain (Loss) on Risk Management Contracts	$106.3	$—	$30.5	$21.1	$(25.7)	$13.7	$22.1

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Long-Term Debt (a)	$(461.4)	$(489.3)	$34.2	$6.1

(a)	Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Gain (Loss) on Fair Value Hedging Instruments (a)	$(6.3)	$0.1	$(28.1)	$(0.1)
Gain (Loss) on Fair Value Portion of Long-term Debt (a)	6.3	(0.1)	28.1	0.1

(a)	Gain (Loss) is included in Interest Expense on the statements of income.

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2018 and 2017, AEP applied cash flow hedging to outstanding power derivatives. During the three and nine months ended September 30, 2018 and 2017, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2018 and 2017, AEP applied cash flow hedging to outstanding interest rate derivatives. During the three and nine months ended September 30, 2017, the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives. During the three and nine months ended September 30, 2018 SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

The accumulated gains or losses related to foreign currency hedges are reclassified from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Depreciation and Amortization expense on the statements of income over the depreciable lives of the fixed assets designated as the hedged items in qualifying foreign currency hedging relationships. During the three and nine months ended September 30, 2018 and 2017, the Registrants did not apply cash flow hedging to any outstanding foreign currency derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	September 30, 2018		December 31, 2017
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Loss Net of Tax	$(22.8)	$(12.7)	$(28.4)	$(13.0)
Portion Expected to be Reclassified to Net Income During the Next Twelve Months	14.4	(0.8)	5.5	(0.8)

As of September 30, 2018 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 183 months.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	September 30, 2018		December 31, 2017
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(4.6)	$(1.1)	$(4.5)	$(0.9)
APCo	2.0	0.9	2.2	0.7
I&M	(11.9)	(1.6)	(10.7)	(1.3)
OPCo	1.3	1.3	1.9	1.1
PSO	2.4	1.0	2.6	0.8
SWEPCo	(3.7)	(1.5)	(6.0)	(1.4)

The actual amounts reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.

Credit Risk

Management mitigates credit risk in wholesale marketing and trading activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. Management uses credit agency ratings and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis.

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The Registrants had immaterial derivative contracts with collateral triggering events in a net liability position as of September 30, 2018 and December 31, 2017, respectively.

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

	September 30, 2018
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$253.1	$0.8	$211.2
APCo	0.1	—	0.1
I&M	—	—	—
SWEPCo	2.8	—	2.8

	December 31, 2017
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$243.6	$1.3	$223.1
APCo	0.6	—	0.5
I&M	0.4	—	0.4
SWEPCo	0.2	—	0.1

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

The book values and fair values of Long-term Debt are summarized in the following table:

	September 30, 2018		December 31, 2017
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$22,774.0	$23,869.1	$21,173.3	$23,649.6
AEP Texas	3,914.4	4,019.2	3,649.3	3,964.8
AEPTCo	2,872.6	2,861.1	2,550.4	2,782.9
APCo	4,061.7	4,629.8	3,980.1	4,782.6
I&M	3,062.4	3,161.9	2,745.1	3,014.7
OPCo	1,716.3	1,941.9	1,719.3	2,064.3
PSO	1,286.9	1,373.4	1,286.5	1,457.1
SWEPCo	3,072.7	3,068.4	2,441.9	2,645.9

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments:

	September 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$170.4	$—	$—	$170.4
Fixed Income Securities – Mutual Funds (b)	105.9	—	(2.8)	103.1
Equity Securities – Mutual Funds	17.6	22.2	—	39.8
Total Other Temporary Investments	$293.9	$22.2	$(2.8)	$313.3

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$220.1	$—	$—	$220.1
Fixed Income Securities – Mutual Funds (b)	104.3	—	(1.4)	102.9
Equity Securities – Mutual Funds	17.0	19.7	—	36.7
Total Other Temporary Investments	$341.4	$19.7	$(1.4)	$359.7

(a)	Primarily represents amounts held for the repayment of debt.

(b)	Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from Investment Sales	$—	$—	$—	$—
Purchases of Investments	0.8	12.6	2.2	13.6
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2017, see Note 3 - Comprehensive Income.

Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal (Applies to AEP and I&M)

Nuclear decommissioning and spent nuclear fuel trust funds represent funds that regulatory commissions allow I&M to collect through rates to fund future decommissioning and SNF disposal liabilities.  By rules or orders, the IURC, the MPSC and the FERC established investment limitations and general risk management guidelines.  In general, limitations include:

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

The following is a summary of nuclear trust fund investments:

	September 30, 2018			December 31, 2017
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$41.6	$—	$—	$17.2	$—	$—
Fixed Income Securities:
United States Government	951.9	12.2	(6.2)	981.2	29.7	(3.6)
Corporate Debt	54.4	1.1	(1.6)	58.7	3.8	(1.2)
State and Local Government	8.5	0.5	(0.2)	8.8	0.8	(0.2)
Subtotal Fixed Income Securities	1,014.8	13.8	(8.0)	1,048.7	34.3	(5.0)
Equity Securities - Domestic (a)	1,609.6	990.5	—	1,461.7	868.2	(75.5)
Spent Nuclear Fuel and Decommissioning Trusts	$2,666.0	$1,004.3	$(8.0)	$2,527.6	$902.5	$(80.5)

(a)
Amount reported as Gross Unrealized Gains includes unrealized gains of $995.8 million and unrealized losses of $5.3 million. AEP adopted ASU 2016-01 during the first quarter of 2018 by means of a modified retrospective approach. Due to the adoption of the ASU, Other-Than-Temporary Impairments are no longer applicable to Equity Securities with readily determinable fair values.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Proceeds from Investment Sales	$513.1	$519.5	$1,550.9	$1,808.6
Purchases of Investments	521.2	525.0	1,589.0	1,842.2
Gross Realized Gains on Investment Sales	3.9	9.8	27.7	198.1
Gross Realized Losses on Investment Sales	3.5	5.2	22.2	145.4

The base cost of fixed income securities was $1 billion and $1 billion as of September 30, 2018 and December 31, 2017, respectively.  The base cost of equity securities was $619 million and $594 million as of September 30, 2018 and December 31, 2017, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2018 was as follows:

Fair Value of Fixed Income Securities
(in millions)
Within 1 year	$348.7
After 1 year through 5 years	331.4
After 5 years through 10 years	177.0
After 10 years	157.7
Total	$1,014.8

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$160.8	$—	$—	$9.6	$170.4
Fixed Income Securities – Mutual Funds	103.1	—	—	—	103.1
Equity Securities – Mutual Funds (b)	39.8	—	—	—	39.8
Total Other Temporary Investments	303.7	—	—	9.6	313.3

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	1.7	270.9	361.7	(213.2)	421.1
Cash Flow Hedges:
Commodity Hedges (c)	—	20.9	11.7	3.1	35.7
Total Risk Management Assets	1.7	291.8	373.4	(210.1)	456.8

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	27.2	—	—	14.4	41.6
Fixed Income Securities:
United States Government	—	951.9	—	—	951.9
Corporate Debt	—	54.4	—	—	54.4
State and Local Government	—	8.5	—	—	8.5
Subtotal Fixed Income Securities	—	1,014.8	—	—	1,014.8
Equity Securities – Domestic (b)	1,609.6	—	—	—	1,609.6
Total Spent Nuclear Fuel and Decommissioning Trusts	1,636.8	1,014.8	—	14.4	2,666.0

Total Assets	$1,942.2	$1,306.6	$373.4	$(186.1)	$3,436.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$1.9	$271.4	$178.2	$(200.1)	$251.4
Cash Flow Hedges:
Commodity Hedges (c)	—	21.8	34.0	3.1	58.9
Fair Value Hedges	—	34.2	—	—	34.2
Total Risk Management Liabilities	$1.9	$327.4	$212.2	$(197.0)	$344.5

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

AEP Texas

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$124.2	$—	$—	$—	$124.2

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.5	—	—	0.5

Total Assets	$124.2	$0.5	$—	$—	$124.7

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

APCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$9.9	$—	$—	$—	$9.9

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	0.2	41.8	66.7	(38.9)	69.8

Total Assets	$10.1	$41.8	$66.7	$(38.9)	$79.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$0.3	$40.2	$0.2	$(39.1)	$1.6

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

I&M

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$0.1	$28.5	$12.3	$(29.1)	$11.8

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	27.2	—	—	14.4	41.6
Fixed Income Securities:
United States Government	—	951.9	—	—	951.9
Corporate Debt	—	54.4	—	—	54.4
State and Local Government	—	8.5	—	—	8.5
Subtotal Fixed Income Securities	—	1,014.8	—	—	1,014.8
Equity Securities - Domestic (b)	1,609.6	—	—	—	1,609.6
Total Spent Nuclear Fuel and Decommissioning Trusts	1,636.8	1,014.8	—	14.4	2,666.0

Total Assets	$1,636.9	$1,043.3	$12.3	$(14.7)	$2,677.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$0.1	$33.2	$2.9	$(29.4)	$6.8

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

OPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$15.2	$—	$—	$—	$15.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.7	—	—	0.7

Total Assets	$15.2	$0.7	$—	$—	$15.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$95.2	$—	$95.2

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

PSO

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$18.5	$(0.3)	$18.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.9	$(0.3)	$0.6

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

SWEPCo

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$7.9	$(1.6)	$6.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$4.4	$(1.6)	$2.8

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

(d)
The September 30, 2018 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows: Level 2 matures $(2) million in 2018 and $(2) million in periods 2019-2021 and $3 million in periods 2022-2023; Level 3 matures $40 million in 2018, $122 million in periods 2019-2021, $21 million in periods 2022-2023 and $1 million in periods 2024-2032.  Risk management commodity contracts are substantially comprised of power contracts.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2018	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2018	$172.3	$60.0	$13.2	$(86.9)	$24.3	$4.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	19.9	9.0	1.9	—	3.7	1.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	1.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	10.4	—	—	—	—	—
Settlements	(56.0)	(19.8)	(5.5)	0.6	(10.8)	(2.7)
Transfers into Level 3 (c) (d)	2.3	—	—	—	—	—
Transfers out of Level 3 (d)	(1.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	12.0	17.3	(0.2)	(8.9)	0.4	(0.4)
Balance as of September 30, 2018	$161.2	$66.5	$9.4	$(95.2)	$17.6	$3.5

Three Months Ended September 30, 2017	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2017	$87.3	$41.3	$15.5	$(130.5)	$9.5	$12.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	19.8	6.2	3.8	(0.1)	4.0	3.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	14.8	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(24.3)	—	—	—	—	—
Settlements	(49.2)	(16.2)	(8.4)	1.2	(6.9)	(7.6)
Transfers into Level 3 (c) (d)	5.7	—	—	—	—	—
Transfers out of Level 3 (d)	0.2	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	(9.3)	(1.9)	(0.7)	(9.1)	(1.9)	4.5
Balance as of September 30, 2017	$45.0	$29.4	$10.2	$(138.5)	$4.7	$13.1

Nine Months Ended September 30, 2018	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2017	$40.3	$24.7	$7.6	$(132.4)	$6.2	$5.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	150.9	104.4	14.7	1.3	18.1	(4.8)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	9.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	16.4	—	—	—	—	—
Settlements	(212.3)	(128.3)	(21.9)	3.0	(24.3)	(1.3)
Transfers into Level 3 (c) (d)	16.5	—	—	—	—	—
Transfers out of Level 3 (d)	(2.5)	—	(0.3)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	142.4	65.7	9.3	32.9	17.6	3.7
Balance as of September 30, 2018	$161.2	$66.5	$9.4	$(95.2)	$17.6	$3.5

Nine Months Ended September 30, 2017	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2016	$2.5	$1.4	$2.8	$(119.0)	$0.7	$0.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	37.4	17.2	4.0	(1.0)	3.1	6.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	37.2	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(29.5)	—	—	—	—	—
Settlements	(49.7)	(18.9)	(7.1)	5.1	(3.8)	(6.8)
Transfers into Level 3 (c) (d)	16.1	—	—	—	—	—
Transfers out of Level 3 (d)	(9.1)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	40.1	29.7	10.5	(23.6)	4.7	13.2
Balance as of September 30, 2017	$45.0	$29.4	$10.2	$(138.5)	$4.7	$13.1

(a)	Included in revenues on the statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents existing assets or liabilities that were previously categorized as Level 2.

(d)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(e)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory liabilities/assets or accounts payable.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
September 30, 2018
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$251.5	$202.4	Discounted Cash Flow	Forward Market Price (a)	$(0.05)	$161.90	$33.54
				Counterparty Credit Risk (b)	10	418	158
Natural Gas Contracts	—	2.8	Discounted Cash Flow	Forward Market Price (c)	2.19	2.97	2.45
FTRs	121.9	7.0	Discounted Cash Flow	Forward Market Price (a)	(9.40)	16.17	0.83
Total	$373.4	$212.2

Significant Unobservable Inputs
December 31, 2017
AEP

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$225.1	$233.7	Discounted Cash Flow	Forward Market Price (a)	$(0.05)	$263.00	$36.32
				Counterparty Credit Risk (b)	8	456	180
Natural Gas Contracts	—	0.2	Discounted Cash Flow	Forward Market Price (c)	2.37	2.96	2.62
FTRs	53.7	4.6	Discounted Cash Flow	Forward Market Price (a)	(55.62)	54.88	0.41
Total	$278.8	$238.5

Significant Unobservable Inputs
September 30, 2018
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$1.8	$0.1	Discounted Cash Flow	Forward Market Price	$14.98	$59.45	$36.30
FTRs	64.9	0.1	Discounted Cash Flow	Forward Market Price	0.06	12.73	2.37
Total	$66.7	$0.2

Significant Unobservable Inputs
December 31, 2017
APCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.8	$0.4	Discounted Cash Flow	Forward Market Price	$20.52	$195.00	$33.80
FTRs	24.3	—	Discounted Cash Flow	Forward Market Price	(0.36)	7.15	1.62
Total	$25.1	$0.4

Significant Unobservable Inputs
September 30, 2018
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$1.1	$0.9	Discounted Cash Flow	Forward Market Price	$14.98	$59.45	$36.30
FTRs	11.2	2.0	Discounted Cash Flow	Forward Market Price	(2.58)	6.21	0.73
Total	$12.3	$2.9

Significant Unobservable Inputs
December 31, 2017
I&M

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$0.5	$0.3	Discounted Cash Flow	Forward Market Price	$20.52	$195.00	$33.80
FTRs	8.6	1.2	Discounted Cash Flow	Forward Market Price	(0.36)	5.75	0.86
Total	$9.1	$1.5

Significant Unobservable Inputs
September 30, 2018
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$95.2	Discounted Cash Flow	Forward Market Price (a)	$27.23	$64.61	$43.26
				Counterparty Credit Risk (b)	10	188	141
Total	$—	$95.2

Significant Unobservable Inputs
December 31, 2017
OPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$—	$132.4	Discounted Cash Flow	Forward Market Price (a)	$30.52	$170.43	$44.62
				Counterparty Credit Risk (b)	8	190	136
Total	$—	$132.4

Significant Unobservable Inputs
September 30, 2018
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$18.5	$0.9	Discounted Cash Flow	Forward Market Price	$(9.40)	$10.30	$(1.49)

Significant Unobservable Inputs
December 31, 2017
PSO

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$6.4	$0.2	Discounted Cash Flow	Forward Market Price	$(6.62)	$1.41	$(0.76)

Significant Unobservable Inputs
September 30, 2018
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Natural Gas Contracts	$—	$2.8	Discounted Cash Flow	Forward Market Price (c)	$2.19	$2.97	$2.45
FTRs	7.9	1.6	Discounted Cash Flow	Forward Market Price (a)	(9.40)	10.30	(1.49)
Total	$7.9	$4.4

Significant Unobservable Inputs
December 31, 2017
SWEPCo

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Natural Gas Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price (c)	$2.37	$2.96	$2.62
FTRs	6.7	0.6	Discounted Cash Flow	Forward Market Price (a)	(6.62)	1.41	(0.76)
Total	$6.7	$0.8

(a)	Represents market prices in dollars per MWh.

(b)	Represents prices of credit default swaps used to calculate counterparty credit risk, reported in basis points.

(c)	Represents market prices in dollars per MMBtu.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts and FTRs for the Registrants as of September 30, 2018 and December 31, 2017:

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

Federal Tax Reform

In December 2017, Tax Reform legislation was signed into law. Tax Reform includes significant changes to the Internal Revenue Code of 1986, as amended, and had a material impact on the Registrants’ financial statements in the reporting period of its enactment. Tax Reform lowered the corporate federal income tax rate from 35% to 21%. Tax Reform provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, impact bonus depreciation for certain property acquired and placed in service after September 27, 2017 and continue certain rate normalization requirements for accelerated depreciation benefits.

Provisional Amounts

The Registrants applied Staff Accounting Bulletin 118 (SAB 118), issued by the SEC staff in December 2017, and made reasonable estimates for the measurement and accounting of the effects of Tax Reform which are reflected in the financial statements as provisional amounts based on the best information available. SAB 118 provides for up to a one-year period to complete the required analysis and accounting for Tax Reform referred to as the measurement period. While the Registrants were able to make reasonable estimates of the impact of Tax Reform in 2017, the final impact may differ from the recorded provisional amounts to the extent refinements are made to the estimated cumulative differences or as a result of additional guidance or technical corrections that may be issued by the IRS that may impact management’s interpretation and assumptions utilized. The measurement period adjustments recorded during the third quarter of 2018 to the provisional amounts were immaterial.

During the third quarter of 2018, the IRS proposed new regulations that reflect changes made by Tax Reform and affect taxpayers with qualified depreciable property acquired and placed in service after September 27, 2017. The Registrants expect to complete the analysis of the provisional items, including analysis of the new regulations proposed by the IRS, during the fourth quarter of 2018.

Status of Tax Reform Regulatory Proceedings

The table below summarizes the current status of Tax Reform in AEP’s various regulatory jurisdictions. See Note 4 - Rate Matters for additional information related to regulatory filings in these jurisdictions.

Registrant (Jurisdiction)	Change in Tax Rate	Excess ADIT Subject to Normalization Requirements	Excess ADIT Not Subject to Normalization Requirements
AEP Texas (Texas-Distribution)	Order Issued	Order Issued	Order Issued – Partial (a)
AEP Texas (Texas-Transmission)	Order Issued	To be addressed in a later filing	To be addressed in a later filing
APCo (Virginia)	Legislation Enacted – Case Pending (b)	Legislation Enacted – Case Pending (b)	Order Issued – Partial; Separate Case Pending (c)
APCo (West Virginia)	Order Issued	Order Issued	Order Issued
I&M (Indiana)	Order Issued	Order Issued	Order Issued
I&M (Michigan)	Order Issued; Separate Case Pending (d)	Case Pending	Case Pending
AEP (Tennessee)	Case Pending	Case Pending	Case Pending
AEP (Kentucky)	Order Issued	Order Issued	Order Issued
OPCo (Ohio)	Order Issued	Order Issued	Order Issued
PSO (Oklahoma)	Order Issued	Order Issued	Order Issued
SWEPCo (Arkansas)	Order Issued	Order Issued	Order Issued
SWEPCo (Louisiana)	Case Pending – Rates Implemented (e)	Case Pending – Rates Implemented (e)	Case Pending – Rates Implemented (e)
SWEPCo (Texas)	Order Issued (f)	To be addressed in a later filing	To be addressed in a later filing
PJM FERC Transmission	Settlement Approved (g)	Settlement Approved (g)	Settlement Approved (g)
SPP FERC Transmission	To be addressed in a later filing	To be addressed in a later filing	To be addressed in a later filing

(a)	A portion of the Excess ADIT that is not subject to rate normalization requirements is to be addressed in a later filing.

(b)	Legislation has been issued for a blanket amount that is subject to true-up and final commission approval.

(c)
In October 2018, the Virginia SCC issued an order approving APCo’s request to refund a portion of the Excess ADIT that is not subject to rate normalization requirements to customers. The remainder is to be addressed in a separate pending case.

(d)
A rider was implemented to refund the impact of Tax Reform prospectively and effective September 1, 2018. A separate filing was submitted in October 2018 for the Tax Reform impact from January 1, 2018 through August 31, 2018.

(e)	Rates have been implemented through a filed formula rate plan that is subject to true-up and final commission approval.

(f)	An interim order has been issued to lower rates. Parties continue to finalize settlement.

(g)	An administrative law judge has approved a settlement. The settlement is subject to final FERC ruling.

Reduction in the Corporate Federal Income Tax Rate - Pending Rate Reductions

State utility commissions have issued orders or instructions requiring public utilities, including the Registrants, to record liabilities to reflect the impact of the reduction in the corporate federal income tax rate in excess of the enacted corporate federal income tax rate of 21% beginning in 2018. As described in Note 4 - Rate Matters, certain Registrants have received state utility commission orders and have reflected the lower corporate federal income tax rate in current customer rates. The table below provides a summary of the estimated provisions for revenue refund recorded by the Registrants related to the reduction in the corporate federal tax rate as of September 30, 2018:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Included in Current Liabilities	$51.1	$—	$—	$40.5	$2.0	$—	$2.4	$5.3
Included in Deferred Credits and Other Noncurrent Liabilities	98.4	21.9	8.6	3.7	12.8	20.8	2.3	27.6

Excess ADIT - Pending Rate Reductions

As of September 30, 2018, the Registrants have approximately $4.3 billion of Excess ADIT, as well as an incremental liability of $1.1 billion to reflect the $4.3 billion Excess ADIT on a pretax basis, presented in Regulatory Liabilities and Deferred Investment Tax Credits on the balance sheets.  The Excess ADIT is reflected on a pretax basis to appropriately contemplate future tax consequences in the periods when the regulatory liability is settled.  As of September 30, 2018, approximately $3.4 billion of the Excess ADIT relates to temporary differences associated with certain depreciable property subject to rate normalization requirements.

As reflected in the Registrants’ respective estimated annual ETR for 2018, AEP’s regulated public utilities began amortizing the Excess ADIT associated with certain depreciable property subject to rate normalization requirements using the ARAM during the first quarter of 2018. The amortization resulted in a reduction in the Excess ADIT balance recorded in Regulatory Liabilities and Deferred Investment Tax Credits and a reduction in Income Tax Expense. As a result of state utility commission orders or instructions, the Registrants have recorded estimated provisions for revenue refund offsetting the amortization of the Excess ADIT to the extent not yet reflected in current customer rates. The table below provides a summary of the estimated provisions for revenue refund recorded by the Registrants as of September 30, 2018:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Included in Current Liabilities	$15.3	$—	$—	$9.5	$—	$—	$4.7	$1.2
Included in Deferred Credits and Other Noncurrent Liabilities	20.6	6.9	0.1	0.7	1.4	3.3	—	7.8

In addition, with respect to the remaining $0.9 billion of Excess ADIT recorded in Regulatory Liabilities and Deferred Investment Tax Credits that are not subject to rate normalization requirements, the Registrants have received state utility commission orders or instructions and a filed FERC settlement agreement to begin amortization.

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

The ETR for each of the Registrants is included in the following table. Significant variances in the ETR are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2018	2017	2018	2017
AEP	(16.2)%	33.0%	5.6%	35.3%
AEP Texas	12.6%	32.2%	14.9%	33.6%
AEPTCo (a)	18.4%	33.5%	20.7%	33.8%
APCo	(962.2)%	33.4%	(13.8)%	35.5%
I&M	15.9%	30.6%	10.4%	30.1%
OPCo	(46.4)%	36.9%	4.6%	35.6%
PSO	5.6%	37.2%	8.7%	37.4%
SWEPCo	9.8%	21.2%	11.4%	25.7%

(a)	The 2017 ETRs presented above reflect the revisions made to AEPTCo's previously issued financial statements. See Note 1 - Significant Accounting Matters for additional information.

AEP

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the West Virginia and Ohio Tax Reform orders which enabled APCo, OPCo and WPCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The West Virginia and Ohio Tax Reform orders impacted the ETR by (17.9)% and (7.8)%, respectively.  See “West Virginia Tax Reform” and “Ohio Tax Reform” sections of Note 4 for additional information.  Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and decreased (7.4)% due to increased 2018 amortization of Excess ADIT.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the West Virginia and Ohio Tax Reform orders which enabled APCo, OPCo and WPCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The West Virginia and Ohio Tax Reform orders impacted the ETR by (5.4)% and (2.3)%, respectively. See “West Virginia Tax Reform” and “Ohio Tax Reform” sections of Note 4 for additional information. Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, state tax legislation enacted in Kentucky in April 2018 impacted the ETR by (1.1)% and increased 2018 amortization of Excess ADIT impacted the ETR by (4.7)%.

AEP Texas

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT.

AEPTCo

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform.

APCo

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the West Virginia Tax Reform orders which enabled APCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The West Virginia Tax Reform order impacted the ETR by (887.8)%.  See “West Virginia Tax Reform” section of Note 4 for additional information.  Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and decreased (31.7)% due to increased 2018 amortization of Excess ADIT.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the West Virginia Tax Reform orders which enabled APCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The West Virginia Tax Reform order impacted the ETR by (28.6)%.  See “West Virginia Tax Reform” section of Note 4 for additional information.  Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and decreased (4.9)% due to increased 2018 amortization of Excess ADIT.

I&M

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, increased 2018 amortization of Excess ADIT and decreased state income taxes.  These decreases were partially offset by an increase in book/tax differences which are accounted for on a flow-through basis resulting from a change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform, increased 2018 amortization of Excess ADIT and decreased state income taxes.  These decreases were partially offset by an increase in book/tax differences which are accounted for on a flow-through basis resulting from a change in the expected retirement date for Rockport Plant, Unit 1 from 2044 to 2028.

OPCo

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the Ohio Tax Reform orders which enabled OPCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The Ohio Tax Reform order impacted the ETR by (62.0)%.  See “Ohio Tax Reform” section of Note 4 for additional information. Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and decreased (4.1)% due to increased 2018 amortization of Excess ADIT.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the discrete impact of the Ohio Tax Reform orders which enabled OPCo to utilize Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances.  The Ohio Tax Reform order impacted the ETR by (15.1)%.  See “Ohio Tax Reform” section of Note 4 for additional information.  Additionally, the ETR decreased as a result of the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and decreased (2.5)% due to increased 2018 amortization of Excess ADIT.

PSO

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT. The amortization of Excess ADIT impacted the ETR by (17.3)%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT. The amortization of Excess ADIT impacted the ETR by (13.9)%.

SWEPCo

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT. The amortization of Excess ADIT impacted the ETR by (9.0)%. These decreases are partially offset by a prior year income tax benefit attributable to SWEPCo’s noncontrolling interest in Sabine.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The decrease in the ETR was primarily due to the change in the corporate federal income tax rate from 35% in 2017 to 21% in 2018 as a result of Tax Reform and increased 2018 amortization of Excess ADIT. The amortization of Excess ADIT impacted the ETR by (7.9)%.

Federal and State Income Tax Audit Status

AEP and subsidiaries are no longer subject to U.S. federal examination for years before 2011. The IRS examination of years 2011 through 2013 started in April 2014. AEP and subsidiaries received a Revenue Agents Report in April 2016, completing the 2011 through 2013 audit cycle indicating an agreed upon audit. The 2011 through 2013 audit was submitted to the Congressional Joint Committee on Taxation for approval. The Joint Committee referred the audit back to the IRS exam team for further consideration. To resolve the issue under consideration, AEP and subsidiaries and the IRS exam team agreed to utilize the Fast Track Settlement Program in December 2017. The program was completed in March 2018 and tax years 2014 and 2015 were added to the IRS examination to reflect the impact of the Fast Track changes that were carried forward to 2014 and 2015. In June 2018, AEP settled all outstanding issues under audit for tax years 2011-2013, and the audit was again submitted to the Joint Committee for approval in the third quarter of 2018. As a result, the related $72 million unrecognized tax benefit was reversed in the second quarter of 2018. The settlement did not materially impact the Registrants net income, cash flows or financial condition. In the third quarter of 2018, AEP was notified that the IRS would commence an audit of the 2016 tax year in October 2018.

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

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding:

Type of Debt	September 30, 2018	December 31, 2017
	(in millions)
Senior Unsecured Notes	$18,342.1	$16,478.3
Pollution Control Bonds	1,643.2	1,621.7
Notes Payable	233.2	260.8
Securitization Bonds	1,145.2	1,416.5
Spent Nuclear Fuel Obligation (a)	272.1	268.6
Other Long-term Debt	1,138.2	1,127.4
Total Long-term Debt Outstanding	22,774.0	21,173.3
Long-term Debt Due Within One Year	1,904.2	1,753.7
Long-term Debt	$20,869.8	$19,419.6

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for spent nuclear fuel disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $316 million and $312 million as of September 30, 2018 and December 31, 2017, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2018 are shown in the tables below:

Company	Type of Debt	Principal Amount (a)	Interest Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Senior Unsecured Notes	$500.0	3.95	2028
AEPTCo	Senior Unsecured Notes	325.0	4.25	2048
APCo	Pollution Control Bonds	104.4	2.625	2022
I&M	Other Long-term Debt	200.0	Variable	2021
I&M	Notes Payable	55.5	Variable	2022
I&M	Pollution Control Bonds	100.0	3.05	2025
I&M	Senior Unsecured Notes	350.0	3.85	2028
I&M	Senior Unsecured Notes	475.0	4.25	2048
OPCo	Senior Unsecured Notes	400.0	4.15	2048
SWEPCo	Senior Unsecured Notes	575.0	4.10	2028
SWEPCo	Senior Unsecured Notes	450.0	3.85	2048

Non-Registrant:
Transource Energy	Other Long-term Debt	12.7	Variable	2020
WPCo	Pollution Control Bonds	65.0	3.00	2022
Total Issuances		$3,612.6

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

Company	Type of Debt	Principal Amount Paid	Interest Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$70.0	5.17	2018
AEP Texas	Senior Unsecured Notes	30.0	5.89	2018
AEP Texas	Securitization Bonds	27.6	1.976	2020
AEP Texas	Securitization Bonds	104.1	5.306	2020
APCo	Securitization Bonds	24.0	2.008	2023
I&M	Other Long-term Debt	200.0	Variable	2018
I&M	Pollution Control Bonds	100.0	1.75	2018
I&M	Senior Unsecured Notes	475.0	7.00	2019
I&M	Notes Payable	3.5	Variable	2019
I&M	Notes Payable	10.1	Variable	2019
I&M	Notes Payable	18.8	Variable	2020
I&M	Notes Payable	19.5	Variable	2021
I&M	Notes Payable	21.3	Variable	2022
I&M	Notes Payable	6.7	Variable	2022
I&M	Other Long-term Debt	1.2	6.00	2025
OPCo	Senior Unsecured Notes	350.0	6.05	2018
OPCo	Securitization Bonds	46.9	2.049	2019
OPCo	Other Long-term Debt	0.1	1.149	2028
PSO	Other Long-term Debt	0.3	3.00	2027
SWEPCo	Pollution Control Bonds	81.7	4.95	2018
SWEPCo	Senior Unsecured Notes	300.0	5.875	2018
SWEPCo	Other Long-term Debt	0.2	3.50	2023
SWEPCo	Other Long-term Debt	0.2	4.28	2023
SWEPCo	Notes Payable	3.2	4.58	2032

Non-Registrant:
AEP Energy	Notes Payable	0.1	5.75	2019
WPCo	Pollution Control Bonds	65.0	Variable	2018
Total Retirements and Principal Payments		$1,959.5

As of September 30, 2018, trustees held, on behalf of AEP, $574 million of their reacquired Pollution Control Bonds. Of this total, $345 million relates to OPCo.

Long-term Debt Subsequent Events

In October 2018, I&M retired $4 million of Notes Payable related to DCC Fuel.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was immaterial as of September 30, 2018. The method for calculating the consolidated tangible net assets is contractually defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2018 and December 31, 2017 are included in Advances to Affiliates and Advances from Affiliates, respectively, on each of the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the nine months ended September 30, 2018 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2018	Limit
	(in millions)
AEP Texas	$390.6	$106.9	$189.9	$47.1	$(77.8)	$500.0
AEPTCo	371.3	232.7	237.9	28.1	232.7	795.0	(a)
APCo	295.5	23.7	185.3	23.4	(75.4)	600.0
I&M	322.1	657.8	257.6	116.4	72.5	500.0
OPCo	270.8	225.0	169.0	189.4	(242.9)	500.0
PSO	193.7	30.9	119.8	10.1	(22.0)	300.0
SWEPCo	200.1	525.5	143.2	343.3	516.6	350.0

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LP are participants in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2018 and December 31, 2017 are included in Advances to Affiliates on each subsidiaries’ balance sheets. The Nonutility Money Pool participants’ money pool activity for the nine months ended September 30, 2018 is described in the following table:

	Maximum	Average	Loans to the
	Loans to the	Loans to the	Nonutility
	Nonutility	Nonutility	Money Pool as of
Company	Money Pool	Money Pool	September 30, 2018
	(in millions)
AEP Texas	$8.4	$8.1	$8.0
SWEPCo	2.0	2.0	2.0

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to (borrowings from) AEP as of September 30, 2018 and December 31, 2017 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP for the nine months ended September 30, 2018 is described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	September 30, 2018	September 30, 2018	Borrowing Limit
(in millions)
$1.1	$104.7	$1.1	$50.0	$1.1	$45.3	$75.0	(a)

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool were as follows:

	Nine Months Ended September 30,
	2018	2017
Maximum Interest Rate	2.52%	1.49%
Minimum Interest Rate	1.81%	0.92%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate		Average Interest Rate
	for Funds Borrowed from		for Funds Loaned to
	the Utility Money Pool for the		the Utility Money Pool for the
	Nine Months Ended September 30,		Nine Months Ended September 30,
Company	2018	2017	2018	2017
AEP Texas	2.25%	1.29%	2.29%	1.35%
AEPTCo	2.26%	1.36%	2.04%	1.04%
APCo	2.22%	1.24%	2.19%	1.28%
I&M	2.16%	1.24%	2.06%	1.27%
OPCo	2.18%	1.40%	2.47%	0.98%
PSO	2.25%	1.30%	1.86%	—%
SWEPCo	2.31%	1.26%	1.87%	0.98%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	2.52%	1.83%	2.26%	1.49%	—%	1.27%
SWEPCo	2.52%	1.83%	2.26%	1.49%	—%	1.27%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Nine Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
September 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2018	2.52%	1.76%	2.52%	1.76%	2.26%	2.27%
2017	1.49%	0.92%	1.49%	0.92%	1.27%	1.31%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		September 30, 2018		December 31, 2017
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	2.06%	$718.0	1.22%
AEP	Commercial Paper	1,473.2	2.40%	898.6	1.85%
SWEPCo	Notes Payable	19.4	3.45%	22.0	2.92%
	Total Short-term Debt	$2,242.6		$1,638.6

(a)	Weighted average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in July 2018 to include a $125 million and a $625 million facility which expire in July 2020 and 2021, respectively.

Accounts receivable information for AEP Credit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	2.27%	1.33%	2.06%	1.17%
Net Uncollectible Accounts Receivable Written Off	$9.6	$7.0	$19.0	$18.2

	September 30, 2018	December 31, 2017
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,082.9	$925.5
Short-term – Securitized Debt of Receivables	750.0	718.0
Delinquent Securitized Accounts Receivable	58.2	41.1
Bad Debt Reserves Related to Securitization	29.3	28.7
Unbilled Receivables Related to Securitization	242.1	303.2

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	September 30, 2018	December 31, 2017
	(in millions)
APCo	$122.9	$136.2
I&M	169.5	136.5
OPCo	413.7	367.4
PSO	163.0	115.1
SWEPCo	190.5	138.2

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2018	2017	2018	2017
	(in millions)
APCo	$1.8	$1.5	$5.1	$4.2
I&M	2.5	1.8	6.8	4.9
OPCo	7.2	6.1	18.8	16.5
PSO	2.3	2.0	6.0	5.2
SWEPCo	2.6	2.0	6.6	5.4

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2018	2017	2018	2017
	(in millions)
APCo	$334.1	$335.5	$1,079.2	$1,029.4
I&M	498.4	409.9	1,401.7	1,218.9
OPCo	695.2	616.3	2,046.9	1,741.7
PSO	454.9	407.0	1,171.2	1,022.6
SWEPCo	512.6	455.0	1,364.6	1,200.8

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

Desert Sky Wind Farm LLC (Desert Sky) and Trent Wind Farm LLC (Trent) (collectively “the LLCs”) were established for the purpose of repowering, owning and operating wind-powered electric energy generation facilities in Texas. In January 2018, AEP admitted a nonaffiliate as a member of the LLCs to own and repower Desert Sky and Trent. The nonaffiliate contributed full turbine sets to each project in exchange for a 20.1% interest in the LLCs. The nonaffiliates’ contribution of $84 million was recorded as Net Property, Plant and Equipment on the balance sheets, which was the fair value as of the contribution date determined based on key input assumptions of the original cost of the full turbine sets and the discounted cash flow benefit associated with the production tax credits available from repowering Desert Sky and Trent based on their expected net capacity, capacity factor and the operational availability. AEP owns 79.9% of the LLCs. As a result, management has concluded that Desert Sky and Trent, collectively, are VIE’s and that AEP is the primary beneficiary based on its power to direct the activities that most significantly impact Desert Sky and Trent’s economic performance. Also in January 2018, Desert Sky and Trent entered into a forward PPA for the sale of power to AEPEP related to deliveries of electricity beginning January 1, 2021 for a 12 year period. Prior to the effective date of the PPA, Desert Sky and Trent will sell power at market rates into ERCOT. AEP and the nonaffiliate will share tax attributes including production tax credits and cash distributions from the operation of the LLCs generally consistent with the ownership percentages. See the table below for the classification of Desert Sky and Trent’s assets and liabilities on the balance sheet:

American Electric Power Company, Inc.
Variable Interest Entities
September 30, 2018

Desert Sky and Trent
(in millions)
ASSETS
Current Assets	$89.2
Net Property, Plant and Equipment	350.8
Other Noncurrent Assets	0.4
Total Assets	$440.4

LIABILITIES AND EQUITY
Current Liabilities	$93.4
Noncurrent Liabilities	6.1
Equity	340.9
Total Liabilities and Equity	$440.4

AEP has a call right, which if exercised, would require the nonaffiliate to sell its noncontrolling interest in the LLCs to AEP. The call exercise period is for ninety days, beginning July 2020 for Trent and August 2020 for Desert Sky. The nonaffiliates’ interest in the LLCs is presented as Redeemable Noncontrolling Interest on the balance sheets.  The nonaffiliate holds redemption rights, which if exercised, would require AEP to purchase the nonaffiliates’ noncontrolling interest in the LLCs.  The redemption right exercise period is for ninety days, beginning July 2021 for Trent and August 2021 for Desert Sky. The exercise price for both the call and redemption right are determined using a discounted cash flow model with agreed input assumptions as well as potential updates to certain assumptions reasonably expected based on the actual results of the LLCs.  As of September 30, 2018, AEP recorded $70 million of Redeemable Noncontrolling Interest in Mezzanine Equity on the balance sheets.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers
The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,048.7	$612.2	$—	$—	$—	$—	$1,660.9
Commercial Revenues	618.5	336.7	—	—	—	—	955.2
Industrial Revenues	573.2	123.9	—	—	—	—	697.1
Other Retail Revenues	49.0	9.8	—	—	—	—	58.8
Total Retail Revenues	2,289.4	1,082.6	—	—	—	—	3,372.0

Wholesale and Competitive Retail Revenues:
Generation Revenues (a)	224.2	—	—	115.1	—	(98.5)	240.8
Transmission Revenues (b)	72.8	88.0	201.4	—	—	(241.6)	120.6
Marketing, Competitive Retail and Renewable Revenues	—	—	—	399.1	—	—	399.1
Total Wholesale and Competitive Retail Revenues	297.0	88.0	201.4	514.2	—	(340.1)	760.5

Other Revenues from Contracts with Customers (c)	40.3	69.9	0.7	12.7	21.5	49.5	194.6

Total Revenues from Contracts with Customers	2,626.7	1,240.5	202.1	526.9	21.5	(290.6)	4,327.1

Other Revenues:
Alternative Revenues (d)	0.2	(37.9)	(14.9)	—	—	—	(52.6)
Other Revenues (c)	9.8	8.9	—	(5.3)	2.2	43.0	58.6
Total Other Revenues	10.0	(29.0)	(14.9)	(5.3)	2.2	43.0	6.0

Total Revenues	$2,636.7	$1,211.5	$187.2	$521.6	$23.7	$(247.6)	$4,333.1

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing is $35 million. The remaining affiliated amounts are immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco is $147 million. The remaining affiliated amounts are immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues.

(d)
The alternative revenue for Transmission and Distribution Utilities is primarily the $48 million reduction in revenue relating to the Ohio tax settlement. See the “Ohio Tax Reform” section of Note 4 for additional information.

	Nine Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,906.9	$1,711.0	$—	$—	$—	$—	$4,617.9
Commercial Revenues	1,693.9	962.6	—	—	—	—	2,656.5
Industrial Revenues	1,655.2	366.8	—	—	—	—	2,022.0
Other Retail Revenues	139.1	29.2	—	—	—	—	168.3
Total Retail Revenues	6,395.1	3,069.6	—	—	—	—	9,464.7

Wholesale and Competitive Retail Revenues:
Generation Revenues (a)	686.5	—	—	413.4	—	(155.2)	944.7
Transmission Revenues (b)	208.4	272.6	633.9	—	—	(520.7)	594.2
Marketing, Competitive Retail and Renewable Revenues	—	—	—	1,040.2	—	—	1,040.2
Total Wholesale and Competitive Retail Revenues	894.9	272.6	633.9	1,453.6	—	(675.9)	2,579.1

Other Revenues from Contracts with Customers (c)	121.8	165.1	11.1	15.0	64.8	1.8	379.6

Total Revenues from Contracts with Customers	7,411.8	3,507.3	645.0	1,468.6	64.8	(674.1)	12,423.4

Other Revenues:
Alternative Revenues (d)	(19.2)	(48.3)	(39.8)	—	—	—	(107.3)
Other Revenues (c)	1.1	51.9	—	18.8	6.7	—	78.5
Total Other Revenues	(18.1)	3.6	(39.8)	18.8	6.7	—	(28.8)

Total Revenues	$7,393.7	$3,510.9	$605.2	$1,487.4	$71.5	$(674.1)	$12,394.6

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing is $87 million. The remaining affiliated amounts are immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco is $444 million. The remaining affiliated amounts are immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues.

(d)
The alternative revenue for Transmission and Distribution Utilities is primarily the $48 million reduction in revenue relating to the Ohio tax settlement. See the “Ohio Tax Reform” section of Note 4 for additional information.

The tables below represent revenues from contracts with customers, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

	Three Months Ended September 30, 2018
	AEP Texas	AEPTCo (a)	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$178.8	$—	$320.9	$207.4	$433.5	$220.8	$214.0
Commercial Revenues	113.7	—	155.6	139.5	222.9	122.2	142.6
Industrial Revenues	27.2	—	157.1	148.7	96.3	80.2	87.5
Other Retail Revenues	6.5	—	19.2	1.7	3.3	24.4	2.2
Total Retail Revenues	326.2	—	652.8	497.3	756.0	447.6	446.3

Wholesale Revenues:
Generation Revenues (b)	—	—	74.5	93.6	—	12.5	53.2
Transmission Revenues (c)	73.6	206.6	20.9	6.2	14.8	13.5	29.5
Total Wholesale Revenues	73.6	206.6	95.4	99.8	14.8	26.0	82.7

Other Revenues from Contracts with Customers (d)	7.5	0.2	15.9	22.4	(29.9)	5.5	6.6

Total Revenues from Contracts with Customers	407.3	206.8	764.1	619.5	740.9	479.1	535.6

Other Revenues:
Alternative Revenues (e)	(1.0)	(12.4)	(1.2)	1.5	(36.9)	2.3	(0.3)
Other Revenues (f)	27.1	—	(0.9)	8.7	74.3	—	—
Total Other Revenues	26.1	(12.4)	(2.1)	10.2	37.4	2.3	(0.3)

Total Revenues	$433.4	$194.4	$762.0	$629.7	$778.3	$481.4	$535.3

(a)
The amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements. For additional details on revisions made to AEPTCo’s financial statements, see Note 1- Significant Accounting Matters.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo is $30 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts are immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo is $146 million. The remaining affiliated amounts are immaterial.

(d)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M is $17 million primarily relating to the barging, urea transloading and other transportation services. The remaining affiliated amounts are immaterial.

(e)	The alternative revenue for OPCo is primarily the $48 million reduction in revenue relating to the Ohio tax settlement. See the “Ohio Tax Reform” section of Note 4 for additional information.

(f)	Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2018
	AEP Texas	AEPTCo (a)	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$453.6	$—	$1,017.2	$559.4	$1,258.4	$531.4	$512.3
Commercial Revenues	328.5	—	443.8	373.7	632.8	317.9	378.6
Industrial Revenues	79.7	—	455.9	424.1	287.8	220.4	248.1
Other Retail Revenues	19.1	—	57.6	5.4	9.8	64.9	6.4
Total Retail Revenues	880.9	—	1,974.5	1,362.6	2,188.8	1,134.6	1,145.4

Wholesale Revenues:
Generation Revenues (b)	—	—	194.1	349.7	—	26.7	168.8
Transmission Revenues (c)	229.6	612.9	60.2	16.9	42.8	29.4	77.3
Total Wholesale Revenues	229.6	612.9	254.3	366.6	42.8	56.1	246.1

Other Revenues from Contracts with Customers (d)	21.8	8.7	42.2	71.0	51.3	14.6	18.0

Total Revenues from Contracts with Customers	1,132.3	621.6	2,271.0	1,800.2	2,282.9	1,205.3	1,409.5

Other Revenues:
Alternative Revenues (e)	(1.1)	(35.4)	(20.7)	(4.0)	(47.2)	11.2	2.3
Other Revenues (f)	62.1	—	(0.9)	—	82.3	—	—
Total Other Revenues	61.0	(35.4)	(21.6)	(4.0)	35.1	11.2	2.3

Total Revenues	$1,193.3	$586.2	$2,249.4	$1,796.2	$2,318.0	$1,216.5	$1,411.8

(a)
The amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements. For additional details on revisions made to AEPTCo’s financial statements, see Note 1- Significant Accounting Matters.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo is $100 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts are immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo is $448 million. The remaining affiliated amounts are immaterial.

(d)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M is $57 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts are immaterial.

(e)	The alternative revenue for OPCo is primarily the $48 million reduction in revenue relating to the Ohio tax settlement. See the “Ohio Tax Reform” section of Note 4 for additional information.

(f)	Amounts include affiliated and nonaffiliated revenues.

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

APCo has a performance obligation to supply wholesale electricity to KGPCo through a purchased power agreement. The FERC regulates the cost-based wholesale power transactions between APCo and KGPCo. The purchased power agreement includes a component for the recovery of transmission costs under the FERC OATT. The transmission cost component of purchased power is cost-based and regulated by the Tennessee Regulatory Authority. APCo’s performance obligation under the purchased power agreement is satisfied over time as KGPCo simultaneously receives and consumes the wholesale electricity. APCo’s revenues from the purchased power agreement are presented within the Generation Revenues line in the disaggregated revenue tables above.

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

APCo, I&M, KGPCo, KPCo, OPCo and WPCo (AEP East Companies) are parties to the Transmission Agreement (TA), which defines how transmission costs are allocated among the AEP East Companies on a 12-month average coincident peak basis. PSO, SWEPCo and AEPSC are parties to the Transmission Coordination Agreement (TCA) by and among PSO, SWEPCo and AEPSC, in connection with the operation of the transmission assets of the two AEP utility subsidiaries. AEPTCo is a load serving entity within the PJM and SPP regions providing transmission services to affiliates in accordance with the OATT, TA and TCA. Affiliate revenues as a result of the respective TA and the TCA are reflected as Transmission Revenues in the disaggregated revenue tables above.

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

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of September 30, 2018. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2018	2019-2020	2021-2022	After 2022	Total
	(in millions)
AEP	$246.1	$258.7	$164.8	$349.0	$1,018.6
AEP Texas	74.2	—	—	—	74.2
AEPTCo	166.8	—	—	—	166.8
APCo	30.7	32.9	25.5	11.6	100.7
I&M	6.3	3.0	2.9	1.4	13.6
OPCo	21.5	12.4	—	—	33.9
PSO	4.5	—	—	—	4.5
SWEPCo	9.1	—	—	—	9.1

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have any material contract assets as of September 30, 2018.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have any material contract liabilities as of September 30, 2018.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of September 30, 2018. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information related to AEP Credit’s securitized accounts receivable.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	September 30, 2018	January 1, 2018
	(in millions)
AEPTCo	$71.9	$47.1
APCo	54.1	35.6
I&M	24.7	15.1
OPCo	42.5	26.1
PSO	17.1	6.1
SWEPCo	20.3	11.0

Contract Costs

Contract costs to obtain or fulfill a contract for AEP subsidiaries within the Generation & Marketing segment are accounted for under the guidance for “Other Assets and Deferred Costs” and presented as a single asset and are neither bifurcated nor reclassified between current and noncurrent assets on the Registrants’ balance sheets. Contract costs to acquire a contract are amortized in a manner consistent with the transfer of goods or services to the customer in Other Operation on the Registrants’ income statements. The Registrants did not have material contract costs as of September 30, 2018.

CONTROLS AND PROCEDURES

During the third quarter of 2018, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2018, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of risk factors.  As of September 30, 2018, the risk factor appearing in the 2017 Annual Report on Form 10-K under the heading set forth below is supplemented and updated as follows:

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

In June 2017, a similar complaint was filed with the FERC claiming that the base ROE used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint through September 5, 2018. In September 2018, the same parties filed another complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.71%, effective upon the date of the second complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

End-use consumers and entities supplying electricity to end-use consumers may also attempt to influence government and/or regulators to change the rate setting methodologies that apply to AEP, particularly if rates for delivered electricity increase substantially.

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it.  Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of September 30, 2018, OVEC has outstanding indebtedness of approximately $1.4 billion, of which APCo, I&M, and OPCo are collectively responsible for $611 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA.

FirstEnergy Solutions, a nonaffiliated party, whose aggregate power participation ratio is 4.85% under the ICPA, has filed a petition seeking protection under bankruptcy law.  Bankruptcy filings typically trigger review of the petitioner’s contractual obligations, including, in this instance, the ICPA.  Because the ICPA is subject to FERC approval and jurisdiction, prior to the bankruptcy petition OVEC made a filing at FERC seeking, among other objectives, to confirm FERC’s jurisdiction.  Litigation related to these filings continues.  In addition, as a result of these and prior related developments, OVEC’s credit ratings have been impacted.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended September 30, 2018.

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
4	First Amendment to Fourth Amended and Restated Credit Agreement dated June 30, 2016	X
10	Aircraft Time Sharing Agreement dated September 17, 2018 between American Electric Power Service Corporation and Mr. Akins	X
12	Computation of Consolidated Ratio of Earnings to Fixed Charges	X	X	X	X	X	X	X	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	X	X	X	X	X	X	X	X
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X

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

Date:  October 25, 2018