Form 10-K
period 2018-12-31
AMERICAN ELECTRIC POWER CO INC; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; AEP Transmission Company, LLC; AEP Texas Inc.
filed 2019-02-21
CIK 4904, 81027, 92487, 6879, 50172, 73986, 1702494, 1721781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrants American Electric Power Company, Inc., AEP Texas Inc., AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrants as of June 30, 2018 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter
		Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2018
American Electric Power Company, Inc.	$34,157,276,913	493,245,876
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

(a)	100% interest is held by AEP Transmission Holdco.

NA	Not applicable.

Note on Market Value of Common Equity Held by Non-Affiliates

American Electric Power Company, Inc. owns all of the common stock of AEP Texas Inc., Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company and all of the LLC membership interest in AEP Transmission Company, LLC (see Item 12 herein).

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2018:	Part II
American Electric Power Company, Inc.
AEP Texas Inc.
AEP Transmission Company, LLC
Appalachian Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2019 Annual Meeting of Shareholders.	Part III

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

You can access financial and other information at AEP’s website, including AEP’s Principles of Business Conduct, certain committee charters and Principles of Corporate Governance.  The address is www.AEP.com.  Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP
American Electric Power Company, Inc., an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority-owned consolidated subsidiaries and consolidated affiliates.

AEP Clean Energy Resources, LLC	A nonregulated holding company for AEP’s competitive renewable generation and a wholly-owned subsidiary of AEP Energy Supply, LLC.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners, LLC	A wholly-owned subsidiary of AEP Energy Supply, LLC.
AEP Renewables, LLC	A wholly-owned subsidiary of AEP Energy Supply, LLC.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPEP
AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in the deregulated Ohio and Texas markets.

AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
CAA	Clean Air Act.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A generation plant consisting of three coal-fired generating units totaling 1,695 MW located in Conesville, Ohio. The plant is jointly owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,278 MW nuclear plant owned by I&M.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ETT
Electric Transmission Texas, LLC, an equity interest joint venture between AEP Transmission Holdco and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.

Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FIP	Federal Implementation Plan.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.

i

Term	Meaning

KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
kV	Kilovolt.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MW	Megawatt.
MWh	Megawatt-hour.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOx	Nitrogen oxide.
NRC	Nuclear Regulatory Commission.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Oklaunion Power Station	A single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant is jointly owned by AEP Texas, PSO and certain nonaffiliated entities.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 47.5 MWs located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
REP	Texas Retail Electric Provider.
Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

ROE	Return on Equity.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
SEC	U.S. Securities and Exchange Commission.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, each of which is geographically aligned with AEP existing utility operating companies.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
TA	Transmission Agreement, effective November 2010, among APCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.

Term	Meaning

TCA	Transmission Coordination Agreement dated January 1, 1997, by and among, PSO, SWEPCo and AEPSC, in connection with the operation of the transmission assets of the two public utility subsidiaries.
Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load and customer growth.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	Availability of necessary generation capacity, the performance of generation plants and the availability of fuel.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•
The ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms and to recover those costs.

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

•
Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber security threats and other catastrophic events.

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of this report.

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

As of December 31, 2018, the subsidiaries of AEP had a total of 17,582 employees. Because it is a holding company rather than an operating company, AEP has no employees. The material subsidiaries of AEP are as follows:

AEP Texas

Organized in Delaware in 1925, AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,050,000 retail customers through REPs in west, central and southern Texas.  As of December 31, 2018, AEP Texas had 1,549 employees.  Among the principal industries served by AEP Texas are petroleum and coal products manufacturing, chemical manufacturing, oil and gas extraction, pipeline transportation and primary metal manufacturing.  The territory served by AEP Texas also includes several military installations and correctional facilities.  AEP Texas is a member of ERCOT.  AEP Texas is part of AEP’s Transmission and Distribution Utilities segment.

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

APCo

Organized in Virginia in 1926, APCo is engaged in the generation, transmission and distribution of electric power to approximately 956,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. APCo owns 6,629 MWs of generating capacity.  APCo uses its generation to serve its retail and other customers.  As of December 31, 2018, APCo had 1,797 employees. Among the principal industries served by APCo are coal mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. APCo is a member of PJM.  APCo is part of AEP’s Vertically Integrated Utilities segment.

I&M

Organized in Indiana in 1907, I&M is engaged in the generation, transmission and distribution of electric power to approximately 596,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  I&M owns or leases 3,624 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2018, I&M had 2,400 employees. Among the principal industries served are primary metals, transportation equipment, chemical manufacturing, plastics and rubber products and fabricated metal product manufacturing.  I&M is a member of PJM.  I&M is part of AEP’s Vertically Integrated Utilities segment.

KPCo

Organized in Kentucky in 1919, KPCo is engaged in the generation, transmission and distribution of electric power to approximately 166,000 retail customers in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  KPCo owns 1,060 MWs of generating capacity.  KPCo uses its generation to serve its retail and other customers.  As of December 31, 2018, KPCo had 522 employees. Among the principal industries served are petroleum and coal products manufacturing, chemical manufacturing, coal mining, oil and gas extraction and primary metals.  KPCo is a member of PJM.  KPCo is part of AEP’s Vertically Integrated Utilities segment.

KGPCo

Organized in Virginia in 1917, KGPCo provides electric service to approximately 48,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. KGPCo does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. As of December 31, 2018, KGPCo had 55 employees. KGPCo is part of AEP’s Vertically Integrated Utilities segment.

OPCo

Organized in Ohio in 1907 and re-incorporated in 1924, OPCo is engaged in the transmission and distribution of electric power to approximately 1,486,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier.  As of December 31, 2018, OPCo had 1,704 employees.  Among the principal industries served by OPCo are primary metals, petroleum and coal products manufacturing, plastics and rubber products, chemical manufacturing, fabricated metal product manufacturing and data centers. OPCo is a member of PJM.  OPCo is part of AEP’s Transmission and Distribution Utilities segment.

PSO

Organized in Oklahoma in 1913, PSO is engaged in the generation, transmission and distribution of electric power to approximately 556,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants.  PSO owns 3,893 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2018, PSO had 1,125 employees. Among the principal industries served by PSO are paper manufacturing, oil and gas extraction, petroleum and coal products manufacturing, transportation equipment and pipeline transportation. PSO is a member of SPP.  PSO is part of AEP’s Vertically Integrated Utilities segment.

SWEPCo

Organized in Delaware in 1912, SWEPCo is engaged in the generation, transmission and distribution of electric power to approximately 537,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. SWEPCo owns 5,240 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2018, SWEPCo had 1,469 employees. Among the principal industries served by SWEPCo are petroleum and coal products manufacturing, food manufacturing, paper manufacturing, oil and gas extraction and chemical manufacturing. The territory served by SWEPCo includes several military installations, colleges and universities. SWEPCo also owns and operates a lignite coal mining operation. SWEPCo is a member of SPP.  SWEPCo is part of AEP’s Vertically Integrated Utilities segment.

WPCo

Organized in West Virginia in 1883 and reincorporated in 1911, WPCo provides electric service to approximately 42,000 retail customers in northern West Virginia. WPCo owns 780 MWs of generating capacity which it uses to serve its retail and other customers. WPCo is a member of PJM. As of December 31, 2018, WPCo had 57 employees.  WPCo is part of AEP’s Vertically Integrated Utilities segment.

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of its public utility subsidiaries are employees of AEPSC. As of December 31, 2018, AEPSC had 6,335 employees.

Company Website and Availability of SEC Filings

Our principal corporate website address is www.aep.com. Information on our website is not incorporated by reference herein and is not part of this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding AEP.

Public Utility Subsidiaries by Jurisdiction

The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
FERC	AEPTCo - PJM	10.99%	(b)
	AEPTCo - SPP	10.70%	(c)

Ohio	OPCo	10.20%	(d)

West Virginia	APCo	9.75%
	WPCo	9.75%

Virginia	APCo	9.70%

Indiana	I&M	9.95%

Michigan	I&M	9.90%

Texas	AEP Texas	9.96%
	SWEPCo	9.60%

Tennessee	KGPCo	9.85%

Kentucky	KPCo	9.70%

Louisiana	SWEPCo	9.80%

Arkansas	SWEPCo	10.25%

Oklahoma	PSO	9.30%

(a)	Identifies the predominant authorized ROE and may not include other, less significant, permitted recovery. Actual ROE varies from authorized ROE.

(b)
Current authorized ROE is 10.99%. In March 2018, a settlement agreement was filed at FERC lowering the ROE to 9.85% (10.35% inclusive of the RTO incentive adder of 0.5%). See “FERC Transmission Complaint - AEP’s PJM Participants” section of Note 4 included in the 2018 Annual Report.

(c)	Current authorized ROE is being challenged. See “FERC Transmission Complaint - AEP’s SPP Participants” section of Note 4 included in the 2018 Annual Report.

(d)
Authorized ROE was approved in OPCo’s last distribution base case. The authorized ROE for riders with an approved equity return (e.g. Distribution Investment Rider) is 10.00%. See “Ohio Electric Security Plan Filings” section of Note 4 included in the 2018 Annual Report.

(a)	Pretax income does not include intercompany eliminations.

CLASSES OF SERVICE

The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Vertically Integrated Utilities Segment
Retail Revenues
Residential Sales	$3,818.5	$3,399.8	$3,423.1
Commercial Sales	2,251.4	2,148.6	2,102.2
Industrial Sales	2,234.1	2,156.9	2,050.6
PJM Net Charges	0.4	(1.1)	(0.4)
Other Retail Sales	186.4	181.4	172.9
Total Retail Revenues	8,490.8	7,885.6	7,748.4
Wholesale Revenues
Off-system Sales	888.0	907.4	921.5
Transmission	263.7	202.2	198.2
Total Wholesale Revenues	1,151.7	1,109.6	1,119.7
Other Electric Revenues	93.7	106.1	114.5
Provision for Rate Refund	(210.1)	(46.4)	(10.0)
Other Operating Revenues	30.6	40.2	39.9
Sales to Affiliates	88.8	96.9	79.4
Total Revenues Vertically Integrated Utilities Segment	$9,645.5	$9,192.0	$9,091.9

Transmission and Distribution Utilities Segment
Retail Revenues
Residential Sales	$2,213.5	$2,085.3	$2,217.9
Commercial Sales	1,288.3	1,225.3	1,210.0
Industrial Sales	499.2	473.0	498.2
Other Retail Sales	39.6	39.8	38.9
Total Retail Revenues	4,040.6	3,823.4	3,965.0
Wholesale Revenues
Off-system Sales	119.3	100.5	131.0
Transmission	394.7	359.6	327.0
Total Wholesale Revenues	514.0	460.1	458.0
Other Electric Revenues	54.5	48.4	55.6
Provision for Rate Refund	(69.2)	(11.4)	(159.3)
Other Operating Revenues	12.4	8.4	8.9
Sales to Affiliates	100.8	90.4	94.2
Total Revenues Transmission and Distribution Utilities Segment	$4,653.1	$4,419.3	$4,422.4

AEP Transmission Holdco Segment
Transmission Revenues	$291.3	$204.3	$150.6
Other Electric Revenues	0.3	—	—
Other Operating Revenues	0.3	0.8	0.1
Sales to Affiliates	555.5	588.3	366.9
Provision for Rate Refund	(43.3)	(26.7)	(4.8)
Total Revenues AEP Transmission Holdco Segment	$804.1	$766.7	$512.8

Generation & Marketing Segment
Generation Revenues
Affiliated	$—	$—	$0.1
Nonaffiliated	431.5	534.6	1,534.0
Marketing, Competitive Retail and Renewable Revenues
Affiliated	122.2	103.7	127.2
Nonaffiliated	1,386.6	1,236.8	1,324.7
Total Revenues Generation & Marketing Segment	$1,940.3	$1,875.1	$2,986.0

AEP Texas

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$594.6	$573.9	$551.2
Commercial Sales	448.1	449.3	421.2
Industrial Sales	113.0	107.0	102.9
Other Retail Sales	26.6	26.6	24.8
Total Retail Revenues	1,182.3	1,156.8	1,100.1
Wholesale Revenues
Transmission	313.4	293.8	258.0
Other Electric Revenues	21.9	20.8	25.1
Provision for Rate Refund	(31.3)	(1.1)	—
Total Electric Transmission and Distribution Revenues	1,486.3	1,470.3	1,383.2
Sales to Affiliates	105.2	65.7	75.7
Other Revenues	3.8	2.4	2.5
Total Revenues	$1,595.3	$1,538.4	$1,461.4

AEPTCo

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Transmission Revenues	$212.8	$167.9	$114.3
Other Electric Revenues	0.3	—	—
Other Operating Revenues	0.2	0.8	0.1
Sales to Affiliates	598.9	580.5	367.5
Provision for Rate Refund	(36.1)	(26.0)	(3.9)
Total Revenues	$776.1	$723.2	$478.0

APCo

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$1,372.0	$1,242.8	$1,314.8
Commercial Sales	598.3	586.0	603.0
Industrial Sales	618.8	639.0	628.9
PJM Net Charges	(0.2)	(0.4)	(0.6)
Other Retail Sales	79.5	78.0	80.5
Total Retail Revenues	2,668.4	2,545.4	2,626.6
Wholesale Revenues
Off-system Sales	116.4	126.8	137.8
Transmission	56.3	57.1	45.9
Total Wholesale Revenues	172.7	183.9	183.7
Other Electric Revenues	31.1	33.4	40.5
Provision for Rate Refund	(95.1)	(13.7)	(3.4)
Total Electric Generation, Transmission and Distribution Revenues	2,777.1	2,749.0	2,847.4
Sales to Affiliates	181.4	172.0	142.1
Other Revenues	9.0	13.2	11.7
Total Revenues	$2,967.5	$2,934.2	$3,001.2

I&M

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$736.5	$620.9	$620.4
Commercial Sales	494.6	442.7	440.1
Industrial Sales	565.3	518.1	510.0
PJM Net Charges	0.2	(1.0)	0.1
Other Retail Sales	7.2	7.1	7.1
Total Retail Revenues	1,803.8	1,587.8	1,577.7
Wholesale Revenues
Off-system Sales	459.3	431.2	446.6
Transmission	18.4	17.2	23.9
Total Wholesale Revenues	477.7	448.4	470.5
Other Electric Revenues	15.7	13.5	15.2
Provision for Rate Refund	(24.6)	(7.2)	(1.1)
Total Electric Generation, Transmission and Distribution Revenues	2,272.6	2,042.5	2,062.3
Sales to Affiliates	85.5	64.4	88.3
Other Revenues	12.6	14.3	17.0
Total Revenues	$2,370.7	$2,121.2	$2,167.6

OPCo

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$1,618.9	$1,511.3	$1,665.0
Commercial Sales	840.2	776.1	785.0
Industrial Sales	386.2	365.9	395.0
Other Retail Sales	13.0	13.2	14.0
Total Retail Revenues	2,858.3	2,666.5	2,859.0
Wholesale Revenues
Off-system Sales	119.3	100.5	131.0
Transmission	61.4	65.8	68.9
Total Wholesale Revenues	180.7	166.3	199.9
Other Electric Revenues	32.7	31.0	30.5
Provision for Rate Refund	(37.9)	(10.3)	(159.3)
Total Electricity, Transmission and Distribution Revenues	3,033.8	2,853.5	2,930.1
Sales to Affiliates	21.0	24.4	17.3
Other Revenues	8.6	6.0	6.5
Total Revenues	$3,063.4	$2,883.9	$2,953.9

PSO

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$668.5	$601.4	$538.0
Commercial Sales	411.3	398.5	348.6
Industrial Sales	298.6	273.4	220.6
Other Retail Sales	84.2	80.9	70.8
Total Retail Revenues	1,462.6	1,354.2	1,178.0
Wholesale Revenues
Off-system Sales	36.3	13.9	13.1
Transmission	47.4	42.3	38.3
Total Wholesale Revenues	83.7	56.2	51.4
Other Electric Revenues	10.3	8.5	14.9
Provision for Rate Refund	(19.0)	(1.4)	(0.1)
Total Electric Generation, Transmission and Distribution Revenues	1,537.6	1,417.5	1,244.2
Sales to Affiliates	5.4	4.3	3.1
Other Revenues	4.3	5.4	4.4
Total Revenues	$1,547.3	$1,427.2	$1,251.7

SWEPCo

	Years Ended December 31,
Description	2018	2017	2016
	(in millions)
Retail Revenues
Residential Sales	$665.9	$597.0	$587.7
Commercial Sales	510.6	492.5	479.0
Industrial Sales	338.3	331.4	307.1
Other Retail Sales	8.9	8.8	8.1
Total Retail Revenues	1,523.7	1,429.7	1,381.9
Wholesale Revenues
Off-system Sales	216.8	251.3	243.9
Transmission	94.2	71.7	78.4
Total Wholesale Revenues	311.0	323.0	322.3
Other Electric Revenues	20.9	20.4	20.0
Provision for Rate Refund	(63.7)	(21.0)	(4.4)
Total Electric Generation, Transmission and Distribution Revenues	1,791.9	1,752.1	1,719.8
Sales to Affiliates	28.4	25.9	24.5
Other Revenues	1.6	1.9	2.0
Total Revenues	$1,821.9	$1,779.9	$1,746.3

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash on hand and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

AEP’s revolving credit agreement (which backstops the commercial paper program) includes covenants and events of default typical for this type of facility, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under the credit agreement. As of December 31, 2018, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

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

Clean Water Act Requirements

Operations for AEP subsidiaries are subject to the Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits and regulates systems that withdraw surface water for use in power plants.  In 2014, the Federal EPA issued a final rule setting forth standards for existing power plants that is intended to reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  The standards affect all plants withdrawing more than two million gallons of cooling water per day.  Compliance with this standard is required within eight years of the effective date of the final rule.

In November 2015, the Federal EPA issued a final rule revising effluent limitation guidelines for electricity generating facilities. The rule establishes limits on Flue Gas Desulfurization wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater to be imposed as soon as possible after November 2018 and no later than December 2023.  See “Environmental Issues - Clean Water Act Regulations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Coal Ash Regulation

AEP’s operations produce a number of different coal combustion by-products, including fly ash, bottom ash, gypsum and other materials.  The Federal EPA rule regulates the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule requires certain standards for location, groundwater monitoring and dam stability to be met at landfills and certain surface impoundments at operating facilities. If existing disposal facilities cannot meet these standards, they will be required to close. See “Environmental Issues - Coal Combustion Residual Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control mobile and stationary sources of air emissions.  The major CAA programs affecting AEP’s power plants are described below.  The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Acid Rain Program

The CAA includes a cap-and-trade emission reduction program for SO2 emissions from power plants and requirements for power plants and requirements for power plants to reduce NOx emissions through the use of available combustion controls, collectively called the Acid Rain Program. AEP continues to meet its obligations under the Acid Rain Program through the installation of controls, use of alternate fuels and participation in the emissions allowance markets.

National Ambient Air Quality Standards (NAAQS)

The CAA requires the Federal EPA to review the available scientific data for criteria pollutants periodically and establish a concentration level in the ambient air for those substances that is adequate to protect the public health and welfare with an extra safety margin.  The Federal EPA also can list additional pollutants and develop concentration levels for them.  These concentration levels are known as NAAQS.

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas).  Each state must develop a SIP to bring non-attainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.  All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Hazardous Air Pollutants (HAP)

The CAA also requires the Federal EPA to investigate HAP emissions from the electric utility sector and submit a report to Congress to determine whether those emissions should be regulated. In 2011, the Federal EPA issued a rule setting Maximum Achievable Control Technology standards for new and existing coal and oil-fired utility units and New Source Performance Standards for emissions from new and modified power plants.  In 2014, the U.S. Supreme Court determined that the Federal EPA acted unreasonably in refusing to consider costs in determining if it was appropriate and necessary to regulate HAP emissions from electric generating units. The Federal EPA has engaged in additional rulemaking activity but the 2011 rule remains in effect. See “Environmental Issues - Hazardous Air Pollutants” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Regional Haze

The CAA establishes visibility goals for certain federally designated areas, including national parks, and requires states to submit SIPs that will demonstrate reasonable progress toward preventing impairment of visibility in these areas Regional Haze program.  In 2005, the Federal EPA issued its Clean Air Visibility Rule, detailing how the CAA’s best available retrofit technology requirements will be applied to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.

PSO executed a settlement with the Federal EPA and the State of Oklahoma to comply with Regional Haze program requirements in Oklahoma, and the settlement is now codified in the Oklahoma SIP and approved by the Federal EPA. The Federal EPA disapproved portions of the Arkansas and Texas SIPs, and finalized FIPs for both states.  Challenges to both federal plans are pending in the courts. See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Climate Change

AEP has taken action to reduce and offset CO2 emissions from its generating fleet and expects CO2 emissions from its operations to continue to decline due to the retirement of some of its coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. In 2018, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, regulations, grid reliability and resiliency, and reflect the company’s current business strategy. The intermediate goal is a 60% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is an 80% reduction of CO2 emissions from AEP generating facilities from 2000 levels by 2050. AEP’s total estimated CO2 emissions in 2018 were approximately 69 million metric tons, a 59% reduction from AEP’s 2000 CO2 emissions of approximately 167 million metric tons.

The Federal EPA has taken action to regulate CO2 emissions from new and existing fossil fueled electric generating units under the existing provisions of the CAA.  The Clean Power Plan was adopted in October 2015 but the U.S. Supreme Court issued a stay of its implementation, including all of the deadlines for submission of initial or final state plans. In 2017, the Federal EPA issued a proposal to repeal the Clean Power Plan and in 2018 the Federal EPA issued a proposal to revise the standards for new and modified sources and less stringent proposed guidelines to replace the Clean Power Plan. See “Environmental Issues - Climate Change, CO2 Regulation and Energy Policy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

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

Transforming our Generation Fleet

The electric utility industry is in the midst of an historic transformation, driven by changing customer needs, policy demands, demographics, competitive offerings, technologies and commodity prices.  Amid this changing landscape, AEP is also transforming to be more agile and customer-focused as a valued provider of energy solutions.  AEP’s long-term commitment to reduce CO2 emissions reflects the current direction of the company’s resource plans to meet those needs.  AEP’s exposure to carbon regulation has been greatly reduced over the last several years.  From 2000 to 2017, AEP’s CO2 emissions declined 57 percent.  In 2018, coal represented 47 percent of AEP’s generating capacity, compared with 70 percent in 2005.  Management expects the percentage of AEP’s generating resources fueled by coal will continue to decline.  Transforming AEP’s generation portfolio to include more renewable energy and focusing on the efficient use of energy, demand response, distributed resources and technology solutions to more efficiently manage the grid over time is part of this strategy.

The graph below summarizes AEP’s generation capacity by resource type for the years 1999, 2005 and 2018:

(a)	Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

Renewable Sources of Energy

The states AEP serves, other than Kentucky, West Virginia and Tennessee, have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy or renewable energy sources.

As of December 31, 2018, AEP’s regulated utilities had long-term contracts for 2,750 MWs of wind and 10 MWs of solar power delivering renewable energy to the companies’ customers. In addition, I&M owns four solar projects that make up I&M’s 15 MW Clean Energy Solar Pilot Project. Management actively manages AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

The growth of AEP’s renewable portfolio reflects the company’s strategy to diversify its generation resources to provide clean energy options to customers. In addition to gradually reducing AEP’s reliance on coal-fueled generating units, the growth of renewables and natural gas helps AEP to maintain a diversity of generation resources.

The integrated resource plans filed with state regulatory commissions by AEP’s regulated utility subsidiaries reflect AEP’s renewable strategy to balance reliability and cost with customers’ desire for clean energy in a carbon-constrained world. AEP has committed significant capital investments to modernize the electric grid and integrate these new resources. Transmission assets of the AEP System interconnect approximately 11,900 MWs of renewable energy resources. AEP’s transmission development initiatives are designed to facilitate the interconnection of additional renewable energy resources.

AEP Energy Supply, LLC owned 261 MWs of wind capacity in Texas as of December 31, 2018. AEP Renewables, LLC develops and/or acquires large scale renewable projects backed with long-term contracts with creditworthy counterparties. As of December 2018, AEP Renewables, LLC owned two 20 MW solar projects in California and Utah and a 50 MW solar project in Nevada. In December 2018, AEP Renewables, LLC entered into an agreement to own an additional 227 MWs of Texas wind capacity which is expected to be placed in-service in mid-2019.

AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities. The company targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers. AEP OnSite Partners, LLC pursues and develops behind the meter projects with creditworthy customers. As of December 31, 2018, AEP OnSite Partners, LLC owned projects operating in 15 states, including approximately 85 MWs of installed solar capacity, and approximately 57 MWs of solar projects under construction.

In February 2019, AEP Clean Energy Resources, LLC signed an agreement to purchase Sempra Renewables, LLC and its 724 MWs of wind generation and battery assets for approximately $1.1 billion, subject to closing and working capital adjustments. As part of the purchase price, AEP Clean Energy Resources, LLC will pay $551 million in cash and assume $343 million of existing project debt obligations of the non-consolidated joint ventures. Additionally, the acquisition will be accompanied by the recognition of non-controlling tax equity interest of $162 million associated with certain of the acquired wind farms. The wind generation portfolio includes seven wholly or jointly-owned wind farms with long-term PPAs for 100% of their energy production. The transaction is expected to close in mid-2019 and is subject to regulatory approvals from the FERC and federal clearance pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Competitive Renewable Generation Facilities

Size of		Renewable		In-Service or
Energy Resource	AEP Entity	Energy Resource	Location	Under Construction
261 MW	AEP Energy Supply LLC	Wind	Texas	In-service
20 MW	AEP Renewables, LLC	Solar	California	In-service
20 MW	AEP Renewables, LLC	Solar	Utah	In-service
50 MW	AEP Renewables, LLC	Solar	Nevada	In-service
85 MW	AEP OnSite Partners, LLC	Solar	Fifteen states (a)	In-service
57 MW	AEP OnSite Partners, LLC	Solar	Four states (b)	Under Construction

(a)	California, Colorado, Connecticut, Florida, Hawaii, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas and Vermont.

(b)	California, Minnesota, New Mexico and Hawaii.

End Use Energy Efficiency

AEP has reduced energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs.  These programs, commonly and collectively referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available.  AEP’s operating companies’ programs have reduced annual consumption by over 8 million MWhs and peak demand by approximately 2,555 MWs since 2008.  AEP estimates that its operating companies spent approximately $1.4 billion during that period to achieve these levels.

Energy efficiency and demand reduction programs have received regulatory support in most of the states AEP serves. Appropriate cost recovery will be essential for AEP operating companies to continue and expand these consumer offerings. Appropriate recovery of program costs, lost revenues and an opportunity to earn a reasonable return ensures that energy efficiency programs are considered equally with supply side investments.  As AEP continues to transition to a cleaner, more efficient energy future, energy efficiency and demand response programs will continue to play an important role in how the company serves its customers. AEP believes its experience providing robust energy efficiency programs in several states positions the company to be a cost-effective provider of these programs as states develop their implementation plans.

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could accelerate the retirement of coal-fired generation assets. The Board of Directors is informed of any new environmental regulations and proposed regulation or legislation that would significantly affect the company.  The Board’s Committee on Directors and Corporate Governance oversees the company’s annual Corporate Accountability Report, which includes information about the company’s environmental, social, governance and financial performance. In addition, as a result of ongoing corporate governance outreach efforts with shareholders, AEP set new CO2 emission reduction goals that were published in a new report in February 2018, “American Electric Power: Strategic Vision for a Clean Energy Future.”

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 included in the 2018 Annual Report for additional information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2016, 2017 and 2018 and the current estimate for 2019 are shown below. These investments include both environmental as well as other related spending. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.  In addition to the amounts set forth below, AEP expects to make substantial investments in future years in connection with the modification and addition at generation plants’ facilities for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards that have been adopted and have deadlines for compliance after 2018 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more stringent. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System. AEP typically recovers costs of complying with environmental standards from customers through rates in regulated jurisdictions.  Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition.  See “Environmental Issues” section of Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report for additional information.

Historical and Projected Environmental Investments

	2016	2017	2018	2019
	Actual	Actual	Actual	Estimate (b)
	(in millions)
AEP (a)	$383.7	$135.9	$115.6	$237.7
APCo	50.0	25.6	20.4	32.7
I&M	65.0	41.9	31.1	76.8
PSO	34.8	0.6	—	2.5
SWEPCo	82.1	11.7	14.1	25.1

(a)	Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.

(b)	Estimated amounts are exclusive of debt AFUDC.

Management continues to refine the cost estimates of complying with air and water quality standards and other impacts of the environmental proposals. The following cost estimates for the years 2019 through 2025 will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  These cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for SIPs or FIPs that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired, replaced or sold, including the type and amount of such replacement capacity and (g) other factors. Management’s current ranges of estimates of new major environmental investments beginning in 2019, exclusive of debt AFUDC, are set forth below:

Projected (2019 - 2025) Environmental Investment
Company	Low	High
	(in millions)
AEP	$650	$1,500
APCo	135	240
I&M	105	200
PSO	15	45
SWEPCo	140	230

BUSINESS SEGMENTS

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

•	Vertically Integrated Utilities

•	Transmission and Distribution Utilities

•	AEP Transmission Holdco

•	Generation & Marketing

The remainder of AEP’s activities is presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments included in the 2018 Annual Report for additional information on AEP’s segments.

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

ELECTRIC GENERATION

Facilities

As of December 31, 2018, AEP’s vertically integrated public utility subsidiaries owned or leased approximately 23,000 MWs of domestic generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2018	2017	2016
Coal and Lignite	58%	61%	61%
Nuclear	18%	18%	16%
Natural Gas	14%	11%	13%
Renewables	10%	10%	10%

A price increase/decrease in one or more fuel sources relative to other fuels, as well as the addition of renewable resources, may result in the decreased/increased use of other fuels.  AEP’s overall 2018 fossil fuel costs for the Vertically Integrated Utilities remained flat on a dollar per MMBtu basis from 2017.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers, marketers and coal trading firms.  Coal consumption in 2018 decreased approximately 2% from 2017.

Management believes that the Vertically Integrated Utilities will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 3,664 railcars, 468 barges, 9 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities.

Spot market prices for coal started to strengthen in the second half of 2018. The increased spot coal prices reflect tighter supplies and increased demand for export coal. As of December 31, 2018, approximately half of the coal purchased by AEP’s subsidiaries was procured through term contracts.  As those contracts expire or re-open for price adjustments, needed tonnage is replaced at current market prices as necessary.  The price impact of this process is reflected in subsequent periods.  The price paid for coal delivered in 2018 decreased approximately 2% from 2017.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal purchased by the Vertically Integrated Utilities:

	2018	2017	2016
Total coal delivered to the plants (millions of tons)	29.0	29.3	30.0
Average cost per ton of coal delivered	$43.21	$44.24	$45.92

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. As of December 31, 2018, the Vertically Integrated Utilities’ coal inventory was approximately 32 days of full load burn. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 30 days.

Natural Gas

The Vertically Integrated Utilities consumed approximately 112 billion cubic feet of natural gas during 2018 for generating power. This represents an increase of 29% from 2017.  Total gas consumption for the Vertically Integrated Utilities was higher year over year primarily due to lower natural gas prices and increased demand for electricity. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. A portfolio of term, monthly, seasonal and daily supply and transportation agreements provide natural gas requirements for each plant, as appropriate. AEP’s natural gas supply agreements are entered into on a competitive basis and based on market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities.

	2018	2017	2016
Total natural gas delivered to the plants (billion of cubic feet)	111.6	86.3	103.9
Average price per MMBtu of purchased natural gas	$3.26	$3.37	$2.77

Nuclear

I&M has made commitments to meet the current nuclear fuel requirements of the Cook Plant.  I&M has made and will make purchases of uranium in various forms in the spot, short-term and mid-term markets.  I&M also continues to finance its nuclear fuel through leasing.

For purposes of the storage of high-level radioactive waste in the form of SNF, I&M completed modifications to its SNF storage pool in the early 1990’s.  I&M entered into an agreement to provide for onsite dry cask storage of SNF to permit normal operations to continue.  I&M is scheduled to conduct further dry cask loading and storage projects on an ongoing periodic basis.  I&M completed its initial loading of SNF into the dry casks in 2012, which consisted of 12 casks (32 SNF assemblies contained within each).  The second loading of SNF into dry casks, which consisted of 16 casks, was completed in 2015. The third dry cask loading campaign, which also consisted of 16 casks, was completed in 2018.

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2018.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $2 billion in 2018 non-discounted dollars, with additional ongoing estimated costs of $6 million per year for post decommissioning storage of SNF and an eventual estimated cost of $37 million for the subsequent decommissioning of the spent fuel storage facility, also in 2018 non-discounted dollars. As of December 31, 2018 and 2017, the total decommissioning trust fund balance for the Cook Plant was approximately $2.2 billion. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

•	Escalation of various cost elements (including, but not limited to, general inflation and the cost of energy).

•	Further development of regulatory requirements governing decommissioning.

•	Technology available at the time of decommissioning differing significantly from that assumed in studies.

•	Availability of nuclear waste disposal facilities.

•	Availability of a United States Department of Energy facility for permanent storage of SNF.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report for information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2018, counterparties posted approximately $9 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $54 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Certain Power Agreements

I&M

The UPA between AEGCo and I&M, dated March 31, 1982, provides for the sale by AEGCo to I&M of all the capacity (and the energy associated therewith) available to AEGCo at the Rockport Plant.  Whether or not power is available from AEGCo, I&M is obligated to pay a demand charge for the right to receive such power (and an energy charge for any associated energy taken by I&M).  The agreement will continue in effect until the last of the lease terms of Unit 2 of the Rockport Plant have expired (currently December 2022) unless extended in specified circumstances.

Pursuant to an assignment between I&M and KPCo, and a UPA between AEGCo and KPCo, AEGCo sells KPCo 30% of the capacity (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant.  KPCo has agreed to pay to AEGCo the amounts that I&M would have paid AEGCo under the terms of the UPA between AEGCo and I&M for such entitlement.  The KPCo UPA expires in December 2022.

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Parent owns 39.17% and OPCo owns 4.3%. Under the Inter-Company Power Agreement (ICPA), which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The ICPA terminates in June 2040. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs.  AEP and the other owners have authorized environmental investments related to their ownership interests.  OVEC financed capital expenditures totaling $1.3 billion in connection with flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the new environmental controls in service.  OPCo attempted to assign its rights and obligations under the ICPA to an affiliate as part of its transfer of its generation assets and liabilities in keeping with corporate separation required by Ohio law.  OPCo failed to obtain the consent to assignment from the other owners of OVEC and therefore filed a request with the PUCO seeking authorization to maintain its ownership of OVEC. In December 2013, the PUCO approved OPCo’s request, subject to the condition that energy from the OVEC entitlements are sold into the day-ahead or real-time PJM energy markets, or on a forward basis through a bilateral arrangement. In November 2016, the PUCO approved OPCo’s request to approve a cost-based purchased power agreement (PPA) rider, effective in January 2017, that would initially be based upon OPCo’s contractual entitlement under the ICPA which is approximately 20% of OVEC’s capacity. In late 2016, two nonaffiliated parties to the ICPA owned by First Energy Corp. announced their intention to exit its merchant business and that it may pursue restructuring or bankruptcy. In March 2018 FirstEnergy Solutions (“FES”), with an aggregate power participation ratio of approximately 5% under the ICPA, filed bankruptcy. In July 2018, the Bankruptcy Court granted FES’s motion to reject the ICPA. OVEC is currently appealing this decision in the United States Court of Appeals for the Sixth Circuit. If OVEC does not have sufficient funds to honor its payment obligations, there is risk that APCo, I&M and/or OPCo may need to make payments in addition to their power participation ratio payments.  Further, if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%. The foregoing and other related actions have adversely impacted the credit ratings of OVEC.

ELECTRIC DELIVERY

General

Other than AEGCo, AEP’s vertically integrated public utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power.  See Item 2 – Properties for more information regarding the transmission and distribution lines.  Most of the transmission and distribution services are sold to retail customers of AEP’s vertically integrated public utility subsidiaries in their service territories.  These sales are made at rates approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC.  See Item 1. Business – Vertically Integrated Utilities – Regulation – Rates.  The FERC regulates and approves the rates for both wholesale transmission transactions and wholesale generation contracts.  The use and the recovery of costs associated with the transmission assets of the AEP vertically integrated public utility subsidiaries are subject to the rules, principles, protocols and agreements in place with PJM and SPP, and as approved by the FERC. See Item 1. Business – Vertically Integrated Utilities – Regulation – FERC.  As discussed below, some transmission services also are separately sold to nonaffiliated companies.

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

Transmission Agreement (TA)

APCo, I&M, KGPCo, KPCo and WPCo own and operate transmission facilities that are used to provide transmission service under the PJM OATT and are parties to the TA.  OPCo, which is a subsidiary in AEP’s Transmission and Distribution Utilities segment that provides transmission service under the PJM OATT, is also a party to the TA.  The TA defines how the parties to the agreement share the revenues associated with their transmission facilities and the costs of transmission service provided by PJM.  The TA has been approved by the FERC.

TCA and OATT

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

Regional Transmission Organizations

AEGCo, APCo, I&M, KGPCo, KPCo and WPCo are members of PJM, and PSO and SWEPCo are members of SPP (both FERC-approved RTOs).  RTOs operate, plan and control utility transmission assets in a manner designed to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not.

REGULATION

General

AEP’s vertically integrated public utility subsidiaries’ retail rates and certain other matters are subject to traditional cost-based regulation by the state utility commissions.  AEP’s vertically integrated public utility subsidiaries are also subject to regulation by the FERC under the Federal Power Act with respect to wholesale power and transmission service transactions.  I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.  AEP and its vertically integrated public utility subsidiaries are also subject to the regulatory provisions of, much of the Energy Policy Act of 2005, which is administered by the FERC.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters included in the 2018 Annual Report for more information regarding pending rate matters.

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

Virginia

APCo currently provides retail electric service in Virginia at unbundled generation and distribution rates approved by the Virginia SCC.  Virginia generally allows for timely recovery of fuel costs through a fuel adjustment clause.  In addition to base rates and fuel cost recovery, APCo is permitted to recover a variety of costs through rate adjustment clauses including transmission services provided at OATT rates based on rates established by the FERC.

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

SEASONALITY

The consumption of electric power is generally seasonal.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  The pattern of this fluctuation may change due to the nature and location of AEP’s facilities and the terms of power sale contracts into which AEP enters.  In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP’s results of operations. Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

TRANSMISSION AND DISTRIBUTION UTILITIES

GENERAL

This segment consists of the transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEP Texas and OPCo. OPCo is engaged in the transmission and distribution of electric power to approximately 1,486,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier. AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,050,000 retail customers through REPs in west, central and southern Texas.

AEP’s transmission and distribution utility subsidiaries own and operate transmission and distribution lines and other facilities to deliver electric power.  See Item 2 – Properties, for more information regarding the transmission and distribution lines.  Transmission and distribution services are sold to retail customers of AEP’s transmission and distribution utility subsidiaries in their service territories.  These sales are made at rates approved by the PUCT for AEP Texas and by the PUCO and the FERC for OPCo.  The FERC regulates and approves the rates for wholesale transmission transactions.  As discussed below, some transmission services also are separately sold to nonaffiliated companies.

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

The use and the recovery of costs associated with the transmission assets of the AEP transmission and distribution utility subsidiaries are subject to the rules, protocols and agreements in place with PJM and ERCOT, and as approved by the FERC.  In addition to providing transmission services in connection with power sales in their service areas, AEP’s transmission and distribution utility subsidiaries also provide transmission services for nonaffiliated companies through RTOs.

Transmission Agreement

OPCo owns and operates transmission facilities that are used to provide transmission service under the PJM OATT; OPCo is a party to the TA with other utility subsidiary affiliates. The TA defines how the parties to the agreement share the revenues associated with their transmission facilities and the costs of transmission service provided by PJM. The TA has been approved by the FERC.

Regional Transmission Organizations

OPCo is a member of PJM, a FERC-approved RTO.  RTOs operate, plan and control utility transmission assets to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not.  AEP Texas is a member of ERCOT.

REGULATION

OPCo provides distribution and transmission services to retail customers within its service territory at cost-based rates approved by the PUCO or by the FERC.  AEP Texas provides transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules.  Transmission and distribution rates are established on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service.  The cost of service generally reflects operating expenses, including operation and maintenance expense, depreciation expense and taxes.  Utility commissions periodically adjust rates pursuant to a review of: (a) a utility’s adjusted revenues and expenses during a defined test period and (b) such utility’s level of investment.

FERC

The FERC regulates rates for transmission of electric power, accounting and other matters.  The FERC regulations require AEP to provide open access transmission service at FERC-approved rates, and it has approved cost-based formula transmission rates on file at the FERC.  The FERC also regulates unbundled transmission service to retail customers.  The FERC requires each public utility that owns or controls interstate transmission facilities to, directly or through an RTO, file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees. In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system. Additionally, the transmission and distribution utility subsidiaries are subject to reliability standards as set forth by the North American Electric Reliability Corporation, with the approval of the FERC.

SEASONALITY

The delivery of electric power is generally seasonal.  In many parts of the country, demand for power peaks during the hot summer months.  In other areas, power demand peaks during the winter months.  The pattern of this fluctuation may change due to the nature and location of AEP’s transmission and distribution facilities.  In addition, AEP transmission and distribution has historically delivered less power, and consequently earned less income, when weather conditions are milder.  In Texas, and to a lesser extent, in Ohio, where there is residential decoupling, unusually mild weather in the future could diminish AEP’s results of operations.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

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

The State Transcos are independent of, but respectively overlay, the following AEP electric utility operating companies: APCo, I&M, KPCo, KGPCo, OPCo, PSO, SWEPCo, and WPCo. The State Transcos develop, own, operate, and maintain their respective transmission assets. Assets of the State Transcos interconnect to transmission facilities owned by the aforementioned operating companies and nonaffiliated transmission owners within the footprints of PJM, MISO and SPP. APTCo, IMTCo, KTCo, OHTCo, and WVTCo are located within PJM. IMTCo also owns portions of the Greentown station assets located in MISO. OKTCo and SWTCo are located within SPP.

IMTCo, KTCo, OHTCo, OKTCo, and WVTCo own and operate transmission assets in their respective jurisdictions.  In December 2016, the Virginia SCC and WVPSC granted consent for APCo and APTCo to enter into a joint license agreement that will support APTCo investment in the state of Tennessee. SWTCo does not currently own or operate transmission assets.

The State Transcos are regulated for rate-making purposes exclusively by the FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.  The State Transcos establish transmission rates each year through formula rate filings with the FERC.  The rate filings calculate the revenue requirement needed to cover the costs of operation and debt service and to earn an allowed ROE.  These rates are then included in an OATT for PJM, MISO and SPP.

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

The State Transcos provide the capability to replace and upgrade existing facilities. As of December 31, 2018, the State Transcos had $6.7 billion of transmission and other assets in-service with plans to construct approximately $4.5 billion of additional transmission assets through 2021. Additional investment in transmission infrastructure is needed within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure. Additional transmission facilities will be needed based on changes in generating resources, such as wind or solar projects, generation additions or retirements, and additional new customer interconnections.  The State Transcos will continue their investment to enhance physical and cyber security of assets, and are also investing in improving the telecommunication network that supports the operation and control of the grid.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with other electric utility companies for the purpose of developing, building, and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures).

The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	Berkshire Hathaway	$3,310.9	(a)	9.6%
	(ERCOT)		Energy (50%)
			AEP (50%)

Prairie Wind	Kansas	2014	Westar Energy (50%)	158.0		12.8%
			Berkshire Hathaway Energy (25%)
			AEP (25%) (b)

Pioneer	Indiana	2018	Duke Energy (50%)	187.4		10.82%
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc.	310.5		11.2%	(d)
Missouri			(13.5%) (c)
			AEP (86.5%) (c)

Transource	West	2019	Evergy, Inc.	78.1		10.5%
West Virginia	Virginia		(13.5%) (c)
			AEP (86.5%) (c)

Transource	Maryland	2020	Evergy, Inc.	25.0	(e)	10.4%	(f)
Maryland			(13.5%) (c)
			AEP (86.5%) (c)

Transource	Pennsylvania	2020	Evergy, Inc.	192.0	(e)	10.4%	(f)
Pennsylvania			(13.5%) (c)
			AEP (86.5%) (c)

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

(c)
AEP owns 86.5% of Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania through its ownership interest in Transource Energy, LLC (Transource).  Transource is a joint venture with AEPTHCo and Evergy, Inc. formed to pursue competitive transmission projects.  AEPTHCo and Evergy, Inc. own 86.5% and 13.5% of Transource, respectively.

(d)
The ROE represents the weighted average approved ROE based on the costs of two projects developed by Transource Missouri; the $64 million Iatan-Nashua project (10.3%) and the $247 million Sibley-Nebraska City project (11.3%).

(e)
In August 2016, Transource Maryland and Transource Pennsylvania received approval from the PJM Interconnection Board to construct portions of a transmission project located in both Maryland and Pennsylvania. The project is expected to go in service in 2020. Project costs are in 2018 dollars.

(f)	In January 2018, Transource Maryland and Transource Pennsylvania received FERC approval of a settlement authorizing an ROE of 10.4%. This reflects a 9.9% base plus 0.5% RTO participation adder.

Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. During 2018, approximately 537 AEPSC employees and 283 operating company employees provided service to one or more joint ventures.

REGULATION

The State Transcos and the Transmission Joint Ventures located outside of ERCOT establish transmission rates annually through forward looking formula rate filings with the FERC pursuant to FERC-approved implementation protocols.  The protocols include a transparent, formal review process to ensure the updated transmission rates are prudently incurred and reasonably calculated. The IMTCo-owned Greentown station assets acquired from Duke Energy Indiana, LLC in December 2018 are located in MISO. IMTCo plans to utilize historic costs for recovery.

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

AEP’s transmission owning subsidiaries within PJM and six of the complainants filed a settlement agreement with the FERC, which is awaiting FERC approval. The pending formula rate mechanism allows for a total ROE of 10.35% based on a capital structure of up to 55% equity for APTCo, IMTCo, KTCo, OHTCo and WVTCo (the East Transcos).  OKTCo and SWTCo (the West Transcos) are allowed a ROE of 11.2% without a cap on the capital structure. The authorized returns on equity for the State Transcos are the FERC-authorized returns on equity in the PJM and SPP OATTs, respectively. These returns have been challenged by parties in filings before the FERC. The West Transcos’ case is ongoing.

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $4.6 billion for 2018, $3.8 billion for 2017 and $3.2 billion for 2016.  The total transmission revenue requirements filed in the ATRR, including prior year over/under-recovery of revenue and associated carrying charges, for 2018, 2017, and 2016 was $829 million, $690 million and $555 million, respectively.

The rates of ETT, which is located in ERCOT, are determined by the PUCT.  ETT sets its rates through a combination of base rate cases and interim Transmission Cost of Services (TCOS) filings.  ETT may file interim TCOS filings semi-annually to update its rates to reflect changes in its net invested capital.

The Transmission Joint Ventures have approved ROEs ranging from 9.6% to 12.8% based on equity capital structures ranging from 40% to 60%.

GENERATION & MARKETING

GENERAL

The AEP Generation & Marketing segment subsidiaries consist of competitive generating assets, a wholesale energy trading and marketing business and a retail supply and energy management business.  The primary fossil generation subsidiary in the Generation & Marketing segment is AGR.  In January 2017, AGR sold 4,143 MWs of generation capacity to a nonaffiliated third-party and terminated a 1,186 MW UPA. As of December 31, 2018, AGR owns 2,114 MWs of generating capacity. Management plans to close 39% of this generation capacity in May 2019 and 31% in May 2020. 28% of this generating capacity is operated by Buckeye Power, a nonaffiliated electric cooperative. Other subsidiaries in this segment own or have the right to receive power from additional generation assets.  See Item 2 – Properties for more information regarding the generation assets of the Generation & Marketing segment. AGR is a competitive generation subsidiary.

With respect to the wholesale energy trading and marketing business, AEP Generation & Marketing segment subsidiaries enter into short-term and long-term transactions to buy or sell capacity, energy and ancillary services in ERCOT, SPP, MISO and PJM.  These subsidiaries sell power into the market and engage in power, natural gas and emissions allowances risk management and trading activities.

These activities primarily involve the purchase-and-sale of electricity (and to a lesser extent, natural gas and emissions allowances) under forward contracts at fixed and variable prices.  These contracts include physical transactions, exchange-traded futures, and to a lesser extent, OTC swaps and options.  The majority of forward contracts are typically settled by entering into offsetting contracts.  These transactions are executed with numerous counterparties or on exchanges.

With respect to the retail supply and energy management business, AEP Energy is a retail energy supplier that supplies electricity and/or natural gas to residential, commercial, and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy also provides demand-side management solutions nationwide.  AEP Energy had approximately 415,000 customer accounts as of December 31, 2018.

AEP Energy Supply, LLC owns 261 MWs of wind capacity in Texas. AEP Renewables, LLC develops and/or acquires large scale renewable projects backed with long-term contracts with creditworthy counterparties. As of December 2018, AEP Renewables, LLC owns a 20 MW solar project in California, a 20 MW solar project in Utah and a 50 MW solar project in Nevada. In December 2018, AEP Renewables, LLC entered into an agreement to own an additional 227 MW of Texas wind capacity which is expected to be placed in-service in mid-2019.

AEP OnSite Partners, LLC works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities. The company targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers. AEP OnSite Partners, LLC pursues and develops behind the meter projects with creditworthy customers. As of December 31, 2018, AEP OnSite Partners, LLC owned projects operating in 15 states, including approximately 85 MWs of installed solar capacity, and approximately 57 MWs of solar projects under construction.

In February 2019, AEP Clean Energy Resources, LLC signed an agreement to purchase Sempra Renewables, LLC and its 724 MWs of wind generation and battery assets for approximately $1.1 billion, subject to closing and working capital adjustments. As part of the purchase price, AEP Clean Energy Resources, LLC will pay $551 million in cash and assume $343 million of existing project debt obligations of the non-consolidated joint ventures. Additionally, the acquisition will be accompanied by the recognition of non-controlling tax equity interest of $162 million associated with certain of the acquired wind farms. The wind generation portfolio includes seven wholly or jointly-owned wind farms with long-term PPAs for 100% of their energy production. The transaction is expected to close in mid-2019 and is subject to regulatory approvals from the FERC and federal clearance pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

This segment also engages in procuring and selling output from renewable generation sources under long-term contracts to creditworthy counterparties.  New sources are not acquired without first securing a long-term placement of such power.  Existing sources do not face competitive exposure.  Competitive nonaffiliated suppliers of renewable or other generation could limit opportunities for future transactions for new sources and related output contracts.

SEASONALITY

The consumption of electric power is generally seasonal.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter months.  The pattern of this fluctuation may change.

Fuel Supply

The following table shows the generation sources by type, on an actual net generation (MWhs) basis, used by the Generation & Marketing segment, not including AEP Energy Partners’ offtake agreement from the Oklaunion Power Station:

	2018	2017	2016
Coal	88%	85%	62%
Natural Gas	—%	8%	36%
Renewables	12%	7%	2%

Coal and Consumables

AGR procures coal and consumables needed to burn the coal under a combination of purchasing arrangements including long-term and spot contracts with various producers and coal trading firms.  As contracts expire, they are replaced, as needed, with contracts at market prices. Coal and consumable inventories remain adequate to meet generation requirements.

Management believes that AGR will be able to secure and transport coal and consumables of adequate quality and in adequate quantities to operate their coal fired units.  AGR, through its contracts with third party transporters, has the ability to adequately move and store coal and consumables for use in its generating facilities. AGR plants consumed 3 million tons of coal in 2018.

The coal supplies at AGR plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, coal quality, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. AGR aims to maintain the coal inventory of its managed plants in the range of 15 to 40 days of full load burn.  As of December 31, 2018, the coal inventory of AGR was within the target range.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2018, counterparties posted approximately $22 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $101 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

Certain Power Agreements

As of December 31, 2018, the assets utilized in this segment included approximately 261 MWs of company-owned domestic wind power facilities, 177 MWs of domestic wind power from long-term purchase power agreements and 355 MWs of coal-fired capacity which was obtained through an agreement effective through 2027 that transfers the interest of AEP Texas in the Oklaunion Power Station to AEPEP.  Management has announced plans to close Oklaunion Power Station by October 2020. The power obtained from the Oklaunion Power Station is marketed and sold in ERCOT.

EXECUTIVE OFFICERS OF AEP

The following persons are executive officers of AEP.  Their ages are given as of February 21, 2019.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Nicholas K. Akins
Chairman of the Board, President and Chief Executive Officer
Age 58
Chairman of the Board since January 2014, President since January 2011 and Chief Executive Officer since November 2011.

Lisa M. Barton
Executive Vice President - Utilities
Age 53
Executive Vice President - Transmission from August 2011 to December 2018.

Paul Chodak, III
Executive Vice President - Generation
Age 55
Executive Vice President - Utilities from January 2017 to December 2018. President and Chief Operating Officer of I&M from July 2010 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 49
Executive Vice President since January 2013.

Lana L. Hillebrand
Executive Vice President and Chief Administrative Officer
Age 58
Chief Administrative Officer since December 2012 and Senior Vice President from December 2012 to December 2016.

Mark C. McCullough
Executive Vice President - Transmission
Age 59
Executive Vice President - Generation from January 2011 to December 2018.

Charles R. Patton
Executive Vice President - External Affairs
Age 59
Executive Vice President - External Affairs since January 2017. President and Chief Operating Officer of APCo from June 2010 to December 2016.

Brian X. Tierney
Executive Vice President and Chief Financial Officer
Age 51
Executive Vice President and Chief Financial Officer since October 2009.

Charles E. Zebula
Executive Vice President - Energy Supply
Age 58
Executive Vice President - Energy Supply since January 2013.

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

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. See Note 4 – Rate Matters included in the 2018 Annual Report for additional information.

AEP’s transmission investment strategy and execution are dependent on federal and state regulatory policy. (Applies to all Registrants)

A significant portion of AEP’s earnings is derived from transmission investments and activities.  FERC policy currently favors the expansion and updating of the transmission infrastructure within its jurisdiction.  If the FERC were to adopt a different policy, if states were to limit or restrict such policies, or if transmission needs do not continue or develop as projected, AEP’s strategy of investing in transmission could be impacted.  Management believes AEP’s experience with transmission facilities construction and operation gives AEP an advantage over other competitors in securing authorization to install, construct and operate new transmission lines and facilities.  However, there can be no assurance that PJM, SPP, ERCOT or other RTOs will authorize new transmission projects or will award such projects to AEP.

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

Parties have challenged AEP’s formula rates in proceedings at the FERC. If the FERC orders revenue reductions as a result of these or other complaints, including refunds from the date of any complaint filing, it could reduce future net income and cash flows and impact financial condition.

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

Changes in technology and regulatory policies may lower the value of electric utility facilities and franchises. (Applies to all Registrants)

AEP primarily generates electricity at large central facilities and delivers that electricity to customers over its transmission and distribution facilities to customers usually situated within an exclusive franchise. This method results in economies of scale and generally lower costs than newer technologies such as fuel cells and microturbines, and distributed generation using either new or existing technology.  Other technologies, such as light emitting diodes (LEDs), increase the efficiency of electricity and, as a result, lower the demand for it.   Changes in regulatory policies and advances in batteries or energy storage, wind turbines and photovoltaic solar cells are reducing costs of new technology to levels that are making them competitive with some central station electricity production and delivery.  These developments can challenge AEP’s competitive ability to maintain relatively low cost, efficient and reliable operations, to establish fair regulatory mechanisms and to provide cost-effective programs and services to customers.  Further, in the event that alternative generation resources are mandated, subsidized or encouraged through legislation or regulation or otherwise are economically competitive and added to the available generation supply, such resources could displace a higher marginal cost generating units, which could reduce the price at which market participants sell their electricity.

AEP may not recover costs incurred to begin construction on projects that are canceled. (Applies to all Registrants)

AEP’s business plan for the construction of new projects involves a number of risks, including construction delays, nonperformance by equipment and other third-party suppliers, and increases in equipment and labor costs.  To limit the risks of these construction projects, AEP’s subsidiaries enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits.  If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur.  In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,278 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

•
The potential harmful effects on the environment and human health due to an adverse incident/event resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials such as SNF.

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

AEP subsidiaries are exposed to risks through participation in the market and transmission structures in various regional power markets that are beyond their control. (Applies to all Registrants)

Results are likely to be affected by differences in the market and transmission structures in various regional power markets.  The rules governing the various RTOs, including SPP and PJM, may also change from time to time which could affect costs or revenues.  Existing, new or changed rules of these RTOs could result in significant additional fees and increased costs to participate in those structures, including the cost of transmission facilities built by others due to changes in transmission rate design. In addition, these RTOs may assess costs resulting from improved transmission reliability, reduced transmission congestion and firm transmission rights. As members of these RTOs, AEP’s subsidiaries are subject to certain additional risks, including the allocation among existing members, of losses caused by unreimbursed defaults of other participants in these markets and resolution of complaint cases that may seek refunds of revenues previously earned by members of these markets.

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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2018, AEP Texas did business with approximately 124 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2018, AEP Texas’ first, second and third largest REPs accounted for 19%, 15% and 11%, respectively, of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

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

If AEP is unable to access capital markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  Volatility, increased interest rates and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness.  Certain sources of debt and equity capital expressed increasing unwillingness to invest in companies, such as AEP, that rely on fossil fuels. If sources of capital for AEP are reduced, capital costs could increase materially.  Restricted access to capital markets and/or increased borrowing costs could reduce future net income and cash flows and negatively impact financial condition.

The potential phasing out of LIBOR after 2021 may adversely affect the costs and availability of financing. (Applies to all Registrants)

A portion of the Registrants’ indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. AEP has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, Registrants’ interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for the Registrants are reduced, capital costs could increase materially.  Restricted access to capital markets and/or increased borrowing costs could reduce future net income and cash flows and negatively impact financial condition and/or liquidity.

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

AEP’s operating results may fluctuate on a seasonal or quarterly basis and with general economic and weather conditions. (Applies to all Registrants)

Electric power consumption is generally seasonal.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  As a result, overall operating results in the future may fluctuate substantially on a seasonal basis.  In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder.  Unusually mild weather in the future could reduce future net income and cash flows and negatively impact financial condition.  In addition, unusually extreme weather conditions could impact AEP’s results of operations in a manner that would not likely be sustainable.

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

Changes in the price of commodities, emission allowances for criteria pollutants and the costs of transport may increase AEP’s cost of producing power, impacting financial performance. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

AEP is exposed to changes in the price and availability of fuel (including coal and gas) and the price and availability to transport fuel.  AEP has existing contracts of varying durations for the supply of fuel, but as these contracts end or if they are not honored, AEP may not be able to purchase fuel on terms as favorable as the current contracts.  Similarly, AEP is exposed to changes in the price and availability of emission allowances.  AEP uses emission allowances based on the amount of fuel used and reductions achieved through emission controls and other measures.  Based on current environmental programs remaining in effect, AEP has sufficient emission allowances to cover the majority of the projected needs for the next two years and beyond.  If the Federal EPA attempts to further reduce interstate transport, and it is acceptable by the courts, additional costs may be incurred either to acquire additional allowances or to achieve further reductions in emissions.  If AEP needs to obtain allowances, those purchases may not be on as favorable terms as those under the current environmental programs.  AEP’s risks relative to the price and availability to transport coal include the volatility of the price of diesel which is the primary fuel used in transporting coal by barge.

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

AEP is subject to physical and financial risks associated with climate change. (Applies to all Registrants)

Climate change creates physical and financial risk.  Physical risks from climate change may include an increase in sea level and changes in weather conditions, such as changes in precipitation and extreme weather events, such as fires.  Customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes.

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

Severe weather and weather-related events impact AEP’s service territories, primarily when thunderstorms, tornadoes, hurricanes, fires, floods and snow or ice storms occur.  To the extent the frequency and intensity of extreme weather events and storms increase, AEP’s cost of providing service will increase, and these costs may not be recoverable.  Changes in precipitation resulting in droughts, water shortages or floods could adversely affect operations, principally the fossil fuel generating units.  A negative impact to water supplies due to long-term drought conditions or severe flooding could adversely impact AEP’s ability to provide electricity to customers, as well as increase the price they pay for energy.  AEP may not recover all costs related to mitigating these physical and financial risks.

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

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

Disruptions at power generation facilities owned by third-parties could interrupt the sales of transmission and distribution services. (Applies to AEP and AEP Texas)

AEP Texas transmits and distributes electric power that the REPs obtain from power generation facilities owned by third-parties. If power generation is disrupted or if power generation capacity is inadequate, sales of transmission and distribution services may be diminished or interrupted, and results of operations, financial condition and cash flows could be adversely affected.

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

AEPTCo depends on its affiliates in the AEP System for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are its affiliates in the AEP System. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2018, its affiliates were responsible for approximately 77% of the consolidated transmission revenues of AEPTCo.

Most of the real property rights on which the assets of AEPTCo are situated result from affiliate license agreements and are dependent on the terms of the underlying easements and other rights of its affiliates. (Applies to AEPTCo)

AEPTCo does not hold title to the majority of real property on which its electric transmission assets are located. Instead, under the provisions of certain affiliate contracts, it is permitted to occupy and maintain its facilities upon real property held by the respective AEP System utility affiliate that overlay its operations. The ability of AEPTCo to continue to occupy such real property is dependent upon the terms of such affiliate contracts and upon the underlying real property rights of these utility affiliates, which may be encumbered by easements, mineral rights and other similar encumbrances that may affect the use of such real property. AEP can give no assurance that (a) the relevant AEP System utility affiliates will continue to be affiliates of AEPTCo, (b) suitable replacement arrangements can be obtained in the event that the relevant AEP System utility affiliates are not its affiliates and (c) the underlying easements and other rights are sufficient to permit AEPTCo to operate its assets in a manner free from interruption.

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Costs of compliance with existing environmental laws are significant. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

Operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  A majority of the electricity generated by the AEP System is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates from fossil fueled generation plants are subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements requires AEP to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at all AEP facilities and could cause AEP to retire generating capacity prior to the end of its estimated useful life.  Costs of compliance with environmental regulations could reduce future net income and negatively impact financial condition, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed or additional substances become regulated.  Although AEP typically recovers expenditures for pollution control technologies, replacement generation, undepreciated plant balances and associated operating costs from customers, there can be no assurance that AEP will recover the remaining costs associated with such plants.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.

Regulation of CO2 emissions could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

In 2014, the Federal EPA issued standards for new, modified and reconstructed units, and a guideline for the development of SIPs that would reduce carbon emissions from existing utility units. The standards and guidelines were finalized in 2015, and have been challenged by several dozen states as well as industry groups and other stakeholders. The U.S. Supreme Court has stayed the implementation of the guidelines for existing sources, known as the Clean Power Plan, until a final decision is issued by the courts. In 2017, the Federal EPA issued a proposal to repeal the Clean Power Plan, and an advance notice of proposed rulemaking seeking information that should be considered in the development of new emission guidelines. In 2018, the Federal EPA issued proposed guidelines that would allow states to establish unit-specific performance standards based on their evaluation of past performance and whether certain efficiency improvement measures could be applied at existing coal-fired units. The Federal EPA also proposed to change the new source performance standard for new coal-fired utility units to 1,900 - 2,000 pounds per MWh depending on the size of the unit, an increase from the current standard of 1,400 pounds per MWh, based on its determination that carbon capture and storage is not available everywhere and is not sufficiently cost-effective to be considered the best available control technology for coal-fired units.

CO2 standards could require significant increases in capital expenditures and operating costs and could impact the dates for retirement of AEP’s coal-fired units. While AEP typically recovers costs of complying with new requirements, such as the potential CO2 and other greenhouse gases emission standards from customers, there can be no assurance that AEP would recover such costs.

Courts adjudicating nuisance and other similar claims in the future may order AEP to pay damages or to limit or reduce emissions. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

In the past, there have been several cases seeking damages based on allegations of federal and state common law nuisance in which AEP, among others, were defendants.  In general, the actions allege that emissions from the defendants’ power plants constitute a public nuisance.  The plaintiffs in these actions generally seek recovery of damages and other relief.  If future actions are resolved against AEP, substantial modifications of AEP’s existing coal-fired power plants could be required and AEP might be required to limit or reduce emissions.  Such remedies could require AEP to purchase power from third-parties to fulfill AEP’s commitments to supply power to AEP customers.  This could have a material impact on costs.  In addition, AEP could be required to invest significantly in additional emission control equipment, accelerate the timing of capital expenditures, pay damages or penalties and/or halt operations.  Unless recovered, those costs could reduce future net income and cash flows and harm financial condition.  Moreover, results of operations and financial position could be reduced due to the timing of recovery of these investments and the expense of ongoing litigation.

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

In connection with these trading activities, AEP routinely enters into financial contracts, including futures and options, OTC options, financially-settled swaps and other derivative contracts.  These activities expose AEP to risks from price movements.  If the values of the financial contracts change in a manner AEP does not anticipate, it could harm financial position or reduce the financial contribution of trading operations.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2018, OVEC has outstanding indebtedness of approximately $1.4 billion, of which APCo, I&M, and OPCo are collectively responsible for $604 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA.

FirstEnergy Solutions (“FES”), a nonaffiliated party, whose aggregate power participation ratio is 4.85% under the ICPA, has filed a petition seeking protection under bankruptcy law. The bankruptcy court has granted the motion of FES to reject the ICPA. Litigation related to these filings continues. In addition, as a result of these and prior related developments, OVEC’s credit ratings have been adversely impacted.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

As of December 31, 2018 the AEP System owned (or leased where indicated) generation plants, with locations and net maximum power capabilities (winter rating), are shown in the following tables:

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport, Units 1 and 2 – 50% of each (a)	2	IN	Steam - Coal	1,310	1984

(a)	Rockport Plant, Unit 2 is leased.

AEP Texas
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Oklaunion Power Station (a) (b)	1	TX	Steam - Coal	355	1986

(a)	Jointly-owned with PSO and nonaffiliated entities. Figures presented reflect only the portion owned by AEP Texas.

(b)	In September 2018, management announced plans to close the plant by October 2020.
a

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Buck	3	VA	Hydro	11	1912
Byllesby	4	VA	Hydro	19	1912
Claytor	4	VA	Hydro	75	1939
Leesville	2	VA	Hydro	50	1964
London	3	WV	Hydro	14	1935
Marmet	3	WV	Hydro	14	1935
Niagara	2	VA	Hydro	2	1906
Winfield	3	WV	Hydro	15	1938
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	613	2012
Smith Mountain	5	VA	Pumped Storage	585	1965
Amos	3	WV	Steam - Coal	2,930	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Clinch River	2	VA	Steam - Natural Gas	465	1958
Total MWs				6,629

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Berrien Springs	12	MI	Hydro	6	1908
Buchanan	10	MI	Hydro	3	1919
Constantine	4	MI	Hydro	1	1921
Elkhart	3	IN	Hydro	3	1913
Mottville	4	MI	Hydro	2	1923
Twin Branch Hydro	8	IN	Hydro	5	1904
Deer Creek Solar Farm	NA	IN	Solar	3	2016
Olive Solar Farm	NA	IN	Solar	5	2016
Twin Branch Solar Farm	NA	IN	Solar	3	2016
Watervliet	NA	MI	Solar	5	2016
Rockport (Units 1 and 2, 50% of each) (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,278	1975
Total MWs				3,624

NA    Not applicable.

(a)	Rockport Plant, Unit 2 is leased.

The following table provides operating information related to the Cook Plant:

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in MWs	1,084	1,194
Annual Capacity Utilization
2018	97.9%	79.5%
2017	76.5%	98.8%
2016	87.3%	72.5%

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	280	1963
Total MWs				1,060

(a)	KPCo owns a 50% interest in the Mitchell Plant units. WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	248	1973
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	170	2008
Weleetka (a)	3	OK	Natural Gas	160	1975
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Northeastern, Unit 3	1	OK	Steam - Coal	469	1979
Oklaunion Power Station (b) (c)	1	TX	Steam - Coal	105	1986
Northeastern, Unit 2	1	OK	Steam - Natural Gas	434	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	901	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	451	1952
Tulsa	2	OK	Steam - Natural Gas	325	1956
Total MWs				3,893

(a)	Weleetka Unit 6 is scheduled for retirement in March 2019.

(b)	Jointly-owned with AEP Texas and nonaffiliated entities. Figures presented reflect only the portion owned by PSO.

(c)	In September 2018, management announced plans to close the plant by October 2020.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	315	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	258	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh	2	TX	Steam - Coal	1,053	1977
Dolet Hills (a)	1	LA	Steam - Lignite	257	1986
Pirkey (a)	1	TX	Steam - Lignite	580	1985
Arsenal Hill	1	LA	Steam - Natural Gas	110	1960
Knox Lee (b)	4	TX	Steam - Natural Gas	475	1950
Lieberman	3	LA	Steam - Natural Gas	242	1947
Lone Star	1	TX	Steam - Natural Gas	50	1954
Wilkes	3	TX	Steam - Natural Gas	889	1964
Total MWs				5,240

(a)	Jointly-owned with nonaffiliated entities. Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.

(b)	Knox Lee Unit 4 was retired in January 2019. Figures presented include Unit 4 in the total.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971

(a)	17.5% of WPCo’s interest in the Mitchell Plant units is not in rate base. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.

Generation & Marketing Segment

AGR
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Racine	2	OH	Hydro	48	1982
Cardinal	1	OH	Steam - Coal	595	1967
Conesville (a) (b)	3	OH	Steam - Coal	1,471	1957
Total MWs				2,114

(a)	Jointly-owned with nonaffiliated entities. Figures presented reflect only the portion owned by AGR.

(b)	In the fourth quarter of 2018, management announced plans to close Conesville Plant Units 5 and 6 in May 2019 and Unit 4 in May 2020.

Renewable Power
Size of Energy Resource	Renewable Energy Resource	Location	In-Service or Under Construction
261 MW	Wind	Texas	In service
20 MW	Solar	California	In service
20 MW	Solar	Utah	In service
50 MW	Solar	Nevada	In service
85 MW	Solar	Fifteen states (a)	In service
57 MW	Solar	Four states (b)	Under Construction

(a)	California, Colorado, Connecticut, Florida, Hawaii, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas and Vermont.

(b)	Colorado, Minnesota, New Mexico and Hawaii.

In addition to the AGR and Renewable Power generation set forth above, a subsidiary in the Generation & Marketing segment has contractual rights through 2027 from AEP Texas to 355 MWs from the Oklaunion Power Station.  AEP Texas co-owns the Oklaunion Power Station with PSO and several nonaffiliated entities. Management has announced plans to close Oklaunion Power Station by October 2020.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following tables set forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies.

Vertically Integrated Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
APCo	51,632
I&M	21,453
KGPCo	1,405
KPCo	11,147
PSO	18,334
SWEPCo	26,093
WPCo	1,744
Total Circuit Miles	131,808

Transmission and Distribution Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
OPCo	44,944
AEP Texas	45,838
Total Circuit Miles	90,782

AEP Transmission Holdco Segment

The following table sets forth the total overhead circuit miles of transmission lines of certain wholly-owned and joint venture-owned entities:

Total Overhead Circuit Miles of Transmission Lines
ETT	1,774
IMTCo	425
OHTCo	749
OKTCo	720
WVTCo	188
Pioneer	43
Prairie Wind Transmission	216
Transource Missouri	167
Total Circuit Miles	4,282

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $7.8 billion of construction expenditures for 2019. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather and the ability to access capital.  See the “Budgeted Construction Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and other AEP System companies.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report for information with respect to nuclear incident liability insurance.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report, incorporated by reference in Item 8 and herein.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended December 31, 2018.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the discussion below, the remaining information required by this item is incorporated herein by reference to the material under AEP Common Stock Information and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividend Policy and Restrictions” included in the 2018 Annual Report.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 14 - Financing Activities included in the 2018 Annual Report.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

During the quarter ended December 31, 2018, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

AEP

The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2018 Annual Report.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2019 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2018, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc. (“AEP”), AEP Texas Inc., AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2018, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2018 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2018.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B.   OTHER INFORMATION

On February 18, 2019, the HR Committee of AEP’s Board of Directors (the “HR Committee”) made a special equity award grant to Brian X. Tierney, AEP’s Chief Financial Officer and Lisa M. Barton, AEP’s Executive Vice President-Utilities. The HR Committee awarded one-time restricted stock unit (“RSU”) retention awards under the Company’s Long-Term Incentive Plan (the “LTIP”) to Mr. Tierney and Ms. Barton as part of a retention strategy. The retention awards were granted with the regular cycle LTIP awards in February 2019. The retention awards provided $2,000,000 in RSUs to each executive that will vest over a 40 month period, with 25% of the awards vesting on May 1, 2020, 37.5% of the awards vesting on May 1, 2021 and 37.5% of the awards vesting on May 1, 2022. The retention awards have no value to the executive unless he/she remains employed with the Company for the vesting period, and will be canceled if the executive’s employment with the Company terminates.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2019 Annual Meeting of Shareholders (the 2019 Annual Meeting) including under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “AEP’s Board of Directors and Committees,” “Directors” and “Shareholder Nominees for Directors.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2019 Annual Meeting.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2019 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2018 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2019 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners and Management” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,266,358	—	8,194,046
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,266,358	—	8,194,046

(a)
The balance includes unvested 2018 performance units and restricted stock units as well as vested performance units deferred as AEP career shares, all of which will be settled and paid in shares of AEP common stock. Performance units, restricted stock units and AEP career shares that are settled and paid in cash are not included. For performance units, the total includes the target number of shares that could be granted if performance meets target objectives. The number of securities that would be granted, with respect to performance units, if performance meets the maximum payout level, is two times the amount included in this total.

(b)	No consideration is required from participants for the exercise or vesting of any outstanding AEP equity compensation awards.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2019 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2019 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee.  A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2019 Annual Meeting of shareholders.  The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2018 and 2017, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them.  For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2018	2017	2018	2017	2018	2017
Audit Fees	$1,129,561	$1,081,882	$1,193,523	$947,509	$1,721,299	$1,756,776
Audit-Related Fees	76,000	76,000	—	—	42,571	45,738
Tax Fees	34,880	—	33,001	—	52,714	—
All Other Fees	13,247	—	12,534	—	40,530	—
Total	$1,253,688	$1,157,882	$1,239,058	$947,509	$1,857,114	$1,802,514

	I&M		OPCo		PSO
	2018	2017	2018	2017	2018	2017
Audit Fees	$1,510,574	$1,503,971	$1,093,392	$1,042,136	$603,527	$654,569
Audit-Related Fees	10,071	7,738	48,071	45,738	4,571	7,738
Tax Fees	43,472	—	34,019	—	19,475	—
All Other Fees	24,715	—	12,920	—	21,415	—
Total	$1,588,832	$1,511,709	$1,188,402	$1,087,874	$648,988	$662,307

	SWEPCo
	2018	2017
Audit Fees	$1,150,091	$1,071,925
Audit-Related Fees	24,571	55,738
Tax Fees	33,188	—
All Other Fees	29,131	—
Total	$1,236,981	$1,127,663

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1.	FINANCIAL STATEMENTS:
The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; Consolidated Balance Sheets as of December 31, 2018 and 2017; Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to Financial Statements of Registrants.

AEP Texas, APCo, I&M and OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2018, 2017 and 2016; Consolidated Balance Sheets as of December 31, 2018 and 2017; Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2018, 2017 and 2016; Consolidated Balance Sheets as of December 31, 2018 and 2017; Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2018, 2017 and 2016; Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2018, 2017 and 2016; Balance Sheets as of December 31, 2018 and 2017; Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; Consolidated Balance Sheets as of December 31, 2018 and 2017; Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to Financial Statements of Registrants.

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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 21, 2019
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Executive Vice President and Chief Financial Officer	February 21, 2019
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and Chief Accounting Officer	February 21, 2019
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*David J. Anderson
*J. Barnie Beasley, Jr.
*Ralph D. Crosby, Jr.
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Sandra Beach Lin
*Richard C. Notebaert
*Lionel L. Nowell, III
*Stephen S. Rasmussen
*Oliver G. Richard, III
*Sara Martinez Tucker

*By:	/s/ Brian X. Tierney		February 21, 2019
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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 21, 2019
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 21, 2019
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 21, 2019
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak III
*David M. Feinberg
*Lana L. Hillebrand
*Mark C. McCullough
*Charles R. Patton
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 21, 2019
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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 21, 2019
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 21, 2019
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 21, 2019
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Nicholas M. Elkins
*Thomas A. Kratt
*Marc E. Lewis
*David A. Lucas
*Mark C. McCullough
*Carla E. Simpson
*Toby L. Thomas
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 21, 2019
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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Manager	February 21, 2019
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Manager	February 21, 2019
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 21, 2019
(Joseph M. Buonaiuto)

(iv)	A Majority of the Managers:

*Nicholas K. Akins
*David M. Feinberg
*Mark C. McCullough
*A. Wade Smith
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 21, 2019
(Brian X. Tierney, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
Reports of Independent Registered Public Accounting Firm	S-2

The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-4
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-8

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 21, 2019 appearing in the 2018 Annual Report to Shareholders of American Electric Power Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information and the schedule of valuation and qualifying accounts and reserves as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018. In our opinion, these financial statement schedules as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.:

We have audited the consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows of American Electric Power Company, Inc. and subsidiary companies (the “Company”) for the year ended December 31, 2016, and have issued our report thereon dated February 27, 2017; such consolidated financial statements and report are included in the Company’s 2018 Annual Report and are incorporated herein by reference.  Our audit also included the 2016 financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 27, 2017

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2018	2017	2016
REVENUES
Affiliated Revenues	$9.5	$9.1	$9.7
Other Revenues	1.4	5.9	2.8
TOTAL REVENUES	10.9	15.0	12.5

EXPENSES
Other Operation	39.7	35.9	42.0
Asset Impairments and Other Related Charges	9.3	—	—
Depreciation	0.3	0.3	0.2
TOTAL EXPENSES	49.3	36.2	42.2

OPERATING LOSS	(38.4)	(21.2)	(29.7)

Other Income (Expense):
Interest Income	31.3	20.5	11.3
Interest Expense	(87.5)	(43.1)	(26.8)

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY EARNINGS	(94.6)	(43.8)	(45.2)

Income Tax Expense (Benefit)	(6.2)	0.1	(87.5)
Equity Earnings of Unconsolidated Subsidiaries	2,012.2	1,956.5	571.1

INCOME FROM CONTINUING OPERATIONS	1,923.8	1,912.6	613.4

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(2.5)

NET INCOME	1,923.8	1,912.6	610.9

Other Comprehensive Income (Loss)	(23.7)	88.5	(29.2)

TOTAL COMPREHENSIVE INCOME	$1,900.1	$2,001.1	$581.7

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	492,774,600	491,814,651	491,495,458

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$3.90	$3.89	$1.25
BASIC LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	—	—	(0.01)
TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$3.90	$3.89	$1.24

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	493,758,277	492,611,067	491,662,007

DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM CONTINUING OPERATIONS	$3.90	$3.88	$1.25
DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS FROM DISCONTINUED OPERATIONS	—	—	(0.01)
TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$3.90	$3.88	$1.24

See Condensed Notes to Condensed Financial Information beginning on page S-8.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2018 and 2017
(in millions)

	December 31,
	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$99.3	$132.1
Other Temporary Investments	2.3	2.0
Advances to Affiliates	1,096.4	989.5
Accounts Receivable:
Affiliated Companies	6.4	2.5
General	7.6	7.6
Total Accounts Receivable	14.0	10.1
Accrued Tax Benefits	—	40.3
Prepayments and Other Current Assets	2.5	4.1
TOTAL CURRENT ASSETS	1,214.5	1,178.1

PROPERTY, PLANT AND EQUIPMENT
General	2.2	1.8
Total Property, Plant and Equipment	2.2	1.8
Accumulated Depreciation and Amortization	1.2	0.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.0	1.0

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	21,522.3	19,720.8
Affiliated Notes Receivable	50.0	50.0
Deferred Charges and Other Noncurrent Assets	114.1	70.0
TOTAL OTHER NONCURRENT ASSETS	21,686.4	19,840.8

TOTAL ASSETS	$22,901.9	$21,019.9

See Condensed Notes to Condensed Financial Information beginning on page S-8.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2018 and 2017
(dollars in millions)

			December 31,
			2018	2017
	CURRENT LIABILITIES
	Advances from Affiliates		$313.6	$465.1
	Accounts Payable:
	General		5.9	4.0
	Affiliated Companies		4.2	6.1
	Short-term Debt		1,160.0	898.6
	Long-term Debt Due Within One Year – Nonaffiliated (a)		(2.0)	2.5
	Accrued Taxes		13.2	—
	Other Current Liabilities		16.5	9.9
	TOTAL CURRENT LIABILITIES		1,511.4	1,386.2

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated (a)		2,268.4	1,281.8
	Deferred Credits and Other Noncurrent Liabilities		54.3	53.0
	TOTAL NONCURRENT LIABILITIES		2,322.7	1,334.8

	TOTAL LIABILITIES		3,834.1	2,721.0

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		39.4	11.9

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2018	2017
Shares Authorized	600,000,000	600,000,000
Shares Issued	513,450,036	512,210,644
	(20,204,160 and 20,205,046 Shares were Held in Treasury as of December 31, 2018 and December 31, 2017, Respectively)		3,337.4	3,329.4
	Paid-in Capital		6,486.1	6,398.7
	Retained Earnings		9,325.3	8,626.7
	Accumulated Other Comprehensive Income (Loss)		(120.4)	(67.8)
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		19,028.4	18,287.0

	TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY		$22,901.9	$21,019.9

(a)	Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2018 Annual Reports for additional information.

See Condensed Notes to Condensed Financial Information beginning on page S-8.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$1,923.8	$1,912.6	$610.9
Loss from Discontinued Operations	—	—	(2.5)
Income from Continuing Operations	1,923.8	1,912.6	613.4
Adjustments to Reconcile Income from Continuing Operations to Net Cash
Flows from Continuing Operating Activities:
Depreciation and Amortization	0.3	0.3	0.2
Deferred Income Taxes	(45.0)	33.7	(54.1)
Asset Impairments and Other Related Charges	9.3	—	—
Equity Earnings of Unconsolidated Subsidiaries	(2,012.2)	(1,956.5)	(571.1)
Cash Dividends Received from Unconsolidated Subsidiaries	855.6	827.0	859.1
Change in Other Noncurrent Assets	(5.5)	(0.4)	(1.0)
Change in Other Noncurrent Liabilities	42.1	74.0	13.8
Changes in Certain Components of Continuing Working Capital:
Accounts Receivable, Net	(3.9)	51.5	11.1
Accounts Payable	—	1.6	2.4
Other Current Assets	47.8	70.0	(33.3)
Other Current Liabilities	4.7	0.7	(1.7)
Net Cash Flows from Continuing Operating Activities	817.0	1,014.5	838.8

INVESTING ACTIVITIES
Construction Expenditures	(0.4)	(0.7)	(0.4)
Change in Advances to Affiliates, Net	(106.9)	(76.4)	(276.2)
Capital Contributions to Unconsolidated Subsidiaries	(859.1)	(563.2)	(310.2)
Return of Capital Contributions from Unconsolidated Subsidiaries	199.7	263.3	—
Issuance of Notes Receivable to Affiliated Companies	—	(30.0)	—
Net Cash Flows Used for Continuing Investing Activities	(766.7)	(407.0)	(586.8)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	73.6	12.2	34.2
Issuance of Long-term Debt	991.9	992.3	—
Commercial Paper and Credit Facility Borrowings	205.6	—	—
Change in Short-term Debt, Net	261.4	(141.4)	915.0
Retirement of Long-term Debt	—	(550.0)	—
Change in Advances from Affiliates, Net	(151.5)	266.7	(46.2)
Commercial Paper and Credit Facility Repayments	(205.6)	—	—
Dividends Paid on Common Stock	(1,251.1)	(1,175.4)	(1,115.7)
Other Financing Activities	(7.4)	(5.1)	(4.8)
Net Cash Flows Used for Continuing Financing Activities	(83.1)	(600.7)	(217.5)

Net Cash Flows Used for Discontinued Operating Activities	—	—	(2.5)
Net Cash Flows from Discontinued Investing Activities	—	—	—
Net Cash Flows from Discontinued Financing Activities	—	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(32.8)	6.8	32.0
Cash and Cash Equivalents at Beginning of Period	132.1	125.3	93.3
Cash and Cash Equivalents at End of Period	$99.3	$132.1	$125.3

See Condensed Notes to Condensed Financial Information beginning on page S-8.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2018.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs.

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

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2018 and 2017:

Long-term Debt

	Weighted-Average	Interest Rate Ranges as of		Outstanding as of
	Interest Rate as of	December 31,		December 31,
Type of Debt and Maturity	December 31, 2018	2018	2017	2018	2017
				(in millions)
Senior Unsecured Notes
2020-2028	3.30%	2.15%-4.30%	2.15%-3.20%	$2,266.4	$1,284.3
Total Long-term Debt Outstanding				2,266.4	1,284.3
Long-term Debt Due Within One Year				—	2.5
Long-term Debt				$2,266.4	$1,281.8

Long-term debt outstanding as of December 31, 2018 is payable as follows:

	2019	2020	2021	2022	2023	After 2023	Total
	(in millions)
Principal Amount (a)	$(2.0)	$498.6	$399.2	$299.2	$(1.2)	$1,088.7	$2,282.5
Unamortized Discount, Net and Debt Issuance Costs							(16.1)
Total Long-term Debt Outstanding							$2,266.4

(a)	Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2018 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2018		December 31, 2017
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$1,160.0	2.96%	$898.6	1.85%
Total Short-term Debt	$1,160.0		$898.6

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $11 million, $8 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $27 million, $16 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $2 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible Accounts:
Year Ended December 31, 2018	$38.5	$37.3	$2.6	$41.6	$36.8
Year Ended December 31, 2017	37.9	34.0	2.5	35.9	38.5
Year Ended December 31, 2016	29.0	40.7	2.6	34.4	37.9

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Member of
AEP Transmission Company, LLC

Our audits of the consolidated financial statements referred to in our report dated February 21, 2019 appearing in the 2018 Annual Report to the Member of AEP Transmission Company, LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018. In our opinion, this financial statement schedule as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of the Company for the year ended December 31, 2016 was audited by other auditors whose report, dated April 4, 2017, expressed an unqualified opinion on that financial statement schedule.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 21, 2019

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	Years Ended December 31,
	2018	2017	2016
EXPENSES
Other Operation	$—	$—	$0.8
TOTAL EXPENSES	—	—	0.8

OPERATING LOSS	—	—	(0.8)

Other Income (Expense):
Interest Income – Affiliated	104.6	82.9	57.8
Interest Expense	(103.4)	(82.4)	(57.9)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	1.2	0.5	(0.9)

Income Tax Expense (Benefit)	0.2	0.2	(0.3)
Equity Earnings of Unconsolidated Subsidiaries	314.9	270.4	193.3

NET INCOME	$315.9	$270.7	$192.7

The 2017 amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements.

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2018 and 2017
(in millions)

	December 31,
	2018	2017
CURRENT ASSETS
Advances to Affiliates	$17.0	$22.5
Accounts Receivable:
Affiliated Companies	17.1	17.3
Total Accounts Receivable	17.1	17.3
TOTAL CURRENT ASSETS	34.1	39.8

OTHER NONCURRENT ASSETS
Notes Receivable – Affiliated	2,823.0	2,550.4
Investments in Unconsolidated Subsidiaries	3,571.1	2,592.1
TOTAL OTHER NONCURRENT ASSETS	6,394.1	5,142.5

TOTAL ASSETS	$6,428.2	$5,182.3

The 2017 amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements.

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2018 and 2017
(in millions)

	December 31,
	2018	2017
CURRENT LIABILITIES
Accounts Payable:
General	$0.3	$0.4
Affiliated Companies	17.7	24.0
Long-term Debt Due Within One Year – Nonaffiliated	85.0	50.0
Accrued Taxes	0.1	0.1
Accrued Interest	15.9	15.0
Other Current Liabilities	1.4	2.5
TOTAL CURRENT LIABILITIES	120.4	92.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,738.0	2,500.4
TOTAL NONCURRENT LIABILITIES	2,738.0	2,500.4

TOTAL LIABILITIES	2,858.4	2,592.4

MEMBER’S EQUITY
Paid-in Capital	2,480.6	1,816.6
Retained Earnings	1,089.2	773.3
TOTAL MEMBER’S EQUITY	3,569.8	2,589.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$6,428.2	$5,182.3

The 2017 amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements.

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$315.9	$270.7	$192.7
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Deferred Income Taxes	—	1.6	(1.7)
Equity Earnings of Unconsolidated Subsidiaries	(314.9)	(270.4)	(193.3)
Change in Other Noncurrent Assets	—	—	0.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	0.2	4.5	2.2
Accounts Payable	(6.4)	5.4	2.8
Accrued Taxes, Net	—	0.1	0.1
Accrued Interest	0.9	4.5	2.6
Other Current Liabilities	(1.2)	(8.1)	(5.5)
Net Cash Flows from (Used for) Operating Activities	(5.5)	8.3	0.1

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	5.5	(8.3)	(0.1)
Issuance of Notes Receivable to Affiliated Companies	(271.0)	(617.6)	(686.9)
Repayments of Notes Receivable from Affiliated Companies	—	—	300.0
Capital Contributions to Subsidiaries	(664.0)	(361.6)	(212.0)
Net Cash Flows Used for Investing Activities	(929.5)	(987.5)	(599.0)

FINANCING ACTIVITIES
Capital Contribution from Member	664.0	361.6	212.0
Issuance of Long-term Debt – Nonaffiliated	321.0	617.6	686.9
Retirement of Long-term Debt – Nonaffiliated	(50.0)	—	(300.0)
Net Cash Flows from Financing Activities	935.0	979.2	598.9

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

The 2017 amounts presented reflect the revisions made to AEPTCo’s previously issued financial statements.

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2018.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings.

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

Revisions to Previously Issued Financial Statements

During 2018, management identified certain transmission assets that it believes should not have been included in AEPTCo's SPP transmission formula rates since 2013.  Additionally, during 2018, management determined that AFUDC was improperly capitalized and that revenue should not have been recorded related to that AFUDC dating back to 2011.  Accordingly, management revised the historical 2017 period of AEPTCo Parent’s financial statements included in Schedule I - Condensed Financial Information. The statements of income reflect the adjustments to Equity Earnings of Unconsolidated Subsidiaries and Net Income of $(15) million. The balance sheets reflect the adjustments to Investments in Unconsolidated Subsidiaries and Retained Earnings of $(15) million. The statements of cash flows reflect the adjustments to Net Income and Equity Earnings of Unconsolidated Subsidiaries of $(15) million. The effects of recording these adjustments in 2017 are not material to AEPTCo Parent's financial statements for 2017 or any earlier period.  See the “Revisions to Previously Issued Financial Statements” section of Note 1 included in the 2018 Annual Reports for additional information.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2018 Annual Report.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 14 - Financing Activities to AEPTCo’s audited consolidated financial statements included in the 2018 Annual Report.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $2.8 billion and $2.6 billion as of December 31, 2018 and 2017, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $2.8 billion and $2.6 billion as of December 31, 2018 and 2017, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $16 million and $15 million as of December 31, 2018 and 2017, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $17 million and $17 million as of December 31, 2018 and 2017, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $105 million, $83 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the Notes Receivable – Affiliated. AEPTCo Parent has recorded Interest Expense of $103 million, $82 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2018, 2017 and 2016.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $1 million and $1 million for the year ended December 31, 2018 and 2017, respectively. The amount for the year ended December 31, 2016 was immaterial.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 23, 2015.	Form 10-Q, Ex 3, June 30, 2015

3(b)	Composite By-Laws of AEP, as amended as of October 20, 2015.	Form 8-K, Ex 3(b) dated October 21, 2015

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.	Registration Statement No. 333-86050, Ex 4(a)(b)(c) Registration Statement No. 333-105532, Ex 4(d)(e)(f) Registration Statement No. 333-200956, Ex 4(b) Registration Statement No. 333-222068, Ex 4(b)

4(a)1	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated November 30, 2018 of 3.65% Senior Notes Series I due 2021 and 4.30% Senior Notes, Series J due 2028.	Form 8-K, Ex. 4(a) dated November 30, 2018

4(b)
First Amendment to Fourth Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.
Form 10-Q, Ex 4, September 30, 2018

10(a)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

†10(c)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective July 26, 2016.	2016 Form 10-K, Ex 10(h)

†10(d)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended July 26, 2016.	2016 Form 10-K, Ex 10(i)

†10(e)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(l)(1)(A)

†10(e)(1)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(f)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).	2010 Form 10-K, Ex 10

†10(f)(1)(A)	Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).	2014 Form 10-K, Ex 10(l)(1)(A)

†10(g)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(g)(1)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

*†10(g)(2)(A)	Second Amendment to AEPSC Umbrella Trust for Executives.

†10(h)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.	2008 Form 10-K, Ex 10(p)

†10(h)(1)(A)	First Amendment to AEP System Incentive Compensation Deferral Plan, as Amended and Restated effective January 1, 2008.	2011 Form 10-K, Ex 10(p)(1)(A)

†10(h)(2)(A)	Second Amendment to AEP System Incentive Compensation Deferral Plan, as Amended and Restated effective January 1, 2008.	2014 Form 10-K, Ex 10(q)(2)(A)

†10(i)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c) , September 30, 2016

†10(j)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016.	Form 10-Q, Ex 10(a) , September 30, 2016

†10(j)(1)(A)	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

†10(j)(2)(A)	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated.	Form 10-Q, Ex 10(b), March 30, 2018

†10(k)	AEP System Stock Ownership Requirement Plan Amended and Restated effective June 20, 2017.	Form 10-Q, Ex 10, June 30, 2017

†10(l)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.	2008 Form 10-K, Ex 10(v)

†10(m)	AEP Executive Severance Plan Amended and Restated effective October 24, 2016.	Form 10-Q, Ex 10(d) , September 30, 2016

†10(n)	Letter Agreement dated November 20, 2012 between AEPSC and Lana Hillebrand.	2013 Form 10-K, Ex 10(x)

†10(o)	AEP Aircraft Timesharing Agreement dated September 17, 2018 between American Electric Power Service Corporation and Nicholas K. Akins.	Form 10-Q, Ex 10, September 30, 2018

*13	Copy of those portions of the AEP 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*21	List of subsidiaries of AEP.

*23 (1)	Consent of PricewaterhouseCoopers LLP.

*23 (2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration No. 333-221643, Ex 3(b)

4(a)(1)	Indenture, dated as of September 1, 2017, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration No. 333-221643, Ex 4(a)-1,4(a)-2 Form 8-K, Ex 4(a) dated May 17, 2018

4(a)(2)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated January 11, 2018 of 2.40% Senior Notes, Series C due 2022 and 3.80% Senior Notes, Series D due 2047	2017 Form 10-K, Ex4(a)(3)

4(a)(3)	Second Supplemental Indenture dated as of May 17, 2018, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee of 3.950 Senior Notes, Series E due 2028.	Form 8-K, Ex 4(a) dated May 17, 2018

4(a)(4)	Company Order and Officer’s Certificate to The Bank of New York Mellon Trust Company, N.A. dated January 24, 2019 of 3.950% Senior Notes, Series F due 2028.	Form 8-K, Ex 4(a) dated January 24, 2019

*13	Copy of those portions of the AEP Texas 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)(1)	Indenture, dated as of November 1, 2016, between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2 Registration Statement No. 333-225325, Ex 4(b)(c)(d)

4(a)(2)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated September 7, 2018 of 4.25% Senior Notes, Series J due 2048.	Form 8-K, Ex 4(a) dated September 7, 2018

4(c)(1)	Note Purchase Agreement, dated as of October 18, 2012 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(c)(2)	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

4(c)(3)	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

*13	Copy of those portions of the AEPTCo 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*23(1)	Consent of PricewaterhouseCoopers LLP.

*23(2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
Registration Statement No. 333-45927, Ex 4(a)(b)
Registration Statement No. 333-49071, Ex 4(b)
Registration Statement No. 333-84061, Ex 4(b)(c)
Registration Statement No. 333-100451, Ex 4(b)
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex. 4(b)(c)
Registration Statement No. 333-214448, Ex. 4(b)

4(a)(1)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 11, 2017 of 3.30% Senior Notes Series X due 2027.	Form 8-K, Ex 4(a) dated May 11, 2017

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(d)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

*13	Copy of those portions of the APCo 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*23 (1)	Consent of PricewaterhouseCoopers LLP.

*23 (2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)

4(b)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated August 8, 2018 of 4.25% Series N due 2048.	Form 8-K, Ex 4(a) dated August 8, 2018

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

10(d)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)

*13	Copy of those portions of the I&M 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*23 (1)	Consent of PricewaterhouseCoopers LLP.

*23 (2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

OPCo‡ File No.1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

4(a)
Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now The Bank of New York Mellon Trust Company, N.A. as assignee of Deutsche Bank Trust Company Americas), as Trustee.

Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(b)(c)(d)
Registration Statement No. 333-161537, Ex 4(b)(c)(d)
Registration Statement No. 333-211192, Ex 4(b)

4a(1)	Resignation of Deutsche Bank Trust Company Americas, as Trustee and appointment of The Bank of New York Mellon Trust Company, N.A. as Trustee of Indenture with OPCo dated as of September 1, 1997.	Form 8-K, Item 8.01 dated October 8, 2018

4(c)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)

4(d)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo (predecessor in interest to OPCo) and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603, Ex 4(b)

4(e)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo (predecessor in interest to OPCo) and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603, Ex 4(b)

4(f)
First Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of September 1, 1997 between CSPCo (predecessor in interest to OPCo) and the trustee.
Form 8-K, Ex 4.1 dated January 6, 2012

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(g)
Third Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of February 14, 2003 between CSPCo (predecessor in interest to OPCo) and the trustee.
Form 8-K, Ex 4.2 dated January 6, 2012

4(h)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated March 22, 2018 of 4.15% Series N due 2048.	Form 8-K, Ex 4(a), dated March 22, 2018

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court, as modified.	Form 8-K, Item Ex 10.1 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013

*13	Copy of those portions of the OPCo 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*23 (1)	Consent of PricewaterhouseCoopers LLP.

*23 (2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

PSO‡ File No. 0-343

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)

4(b)	Eighth Supplemental Indenture, dated as of November 13, 2009 between PSO and The Bank of New York Mellon, as Trustee, establishing terms of the 5.15% Senior Notes, Series H, due 2019.	Form 8-K, Ex 4(a), dated November 13, 2009

4(c)	Ninth Supplemental Indenture, dated as of January 19, 2011 between PSO and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of 4.40% Senior Notes, Series I, due 2021.	Form 8-K, Ex 4(a) dated January 20, 2011

*13	Copy of those portions of the PSO 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)
Registration Statement No. 333-226856, Ex 4(b)(c)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)
Thirteenth Supplemental Indenture, dated as of September 1, 208 between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of the 4.10% Senior Notes, Series M. Due 2028.
Form 8-K, Ex 4(a) dated September 13, 2018

*13	Copy of those portions of the SWEPCo 2018 Annual Report (for the fiscal year ended December 31, 2018) which are incorporated by reference in this filing.

*23 (1)	Consent of PricewaterhouseCoopers LLP.

*23 (2)	Consent of Deloitte & Touche LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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