Form 10-Q
period 2019-09-30
AMERICAN ELECTRIC POWER CO INC; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; AEP Transmission Company, LLC; AEP Texas Inc.
filed 2019-10-24
CIK 4904, 81027, 92487, 6879, 50172, 73986, 1702494, 1721781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2019
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

Number of shares of common stock outstanding of the Registrants as of
October 24, 2019

American Electric Power Company, Inc.	493,951,812
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	7,536,640
($18 par value)

(a)	100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.

NA	Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2019

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	44

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	51
Condensed Consolidated Financial Statements	56

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	63
Condensed Consolidated Financial Statements	65

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	71
Condensed Consolidated Financial Statements	76

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	83
Condensed Consolidated Financial Statements	87

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	94
Condensed Consolidated Financial Statements	99

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	106
Condensed Financial Statements	109

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	116
Condensed Consolidated Financial Statements	120

Index of Condensed Notes to Condensed Financial Statements of Registrants	126

Controls and Procedures	220

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
MISO	Midcontinent Independent System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
North Central Wind Energy Facilities	A proposed joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,485 MWs of wind generation.
NO2	Nitrogen dioxide.
NOx	Nitrogen oxide.
NPDES	National Pollutant Discharge Elimination System.
NSR	New Source Review.

Term	Meaning

OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
Ohio Phase-in-Recovery Funding	Ohio Phase-in-Recovery Funding LLC, a wholly-owned subsidiary of OPCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to phase-in recovery property.
Oklaunion Power Station	A single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant is jointly-owned by AEP Texas, PSO and certain nonaffiliated entities.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OSS	Off-system Sales.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 47.5 MWs located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Restoration Funding
AEP Texas Restoration Funding LLC, a wholly-owned subsidiary of AEP Texas and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to storm restoration in Texas primarily caused by Hurricane Harvey.

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

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RSR	Retail Stability Rider.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
Santa Rita East	Santa Rita East Wind Holdings, LLC, a consolidated VIE whose sole purpose is to own and operate a 302.4 MW wind generation facility in west Texas in which AEP owns a 75% interest.
SCR	Selective Catalytic Reduction, NOx reduction technology at Rockport Plant.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.
Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019, consists of 724 MWs of wind generation and battery assets in the United States.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.

Term	Meaning

SSO	Standard service offer.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
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

•	Evolving public perception of the risks associated with fuels used before, during and after the generation of electricity, including coal ash and nuclear fuel.
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

•	Accounting standards periodically issued by accounting standard-setting bodies.

v

•
Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber security threats and other catastrophic events.

•	The ability to attract and retain the requisite work force and key personnel.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the third quarter of 2019 were flat compared to the third quarter of 2018. AEP’s third quarter 2019 industrial sales decreased by 1.1% compared to the third quarter of 2018. The decline in industrial sales was spread across most operating companies and most industries outside of the oil and gas sector. Weather-normalized residential sales increased 0.7% while weather-normalized commercial sales increased by 0.4% in the third quarter of 2019 compared to the third quarter of 2018.

AEP’s weather-normalized retail sales volumes for the nine months ended September 30, 2019 decreased by 0.6% compared to the nine months ended September 30, 2018. AEP’s industrial sales volumes for the nine months ended September 30, 2019 decreased 1.4% compared to the nine months ended September 30, 2018. The decline in industrial sales was spread across most operating companies and most industries outside of the oil and gas sector. Weather-normalized commercial sales decreased 0.7% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, while weather-normalized residential sales increased by 0.2%.

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

•
In May 2019, AEP Texas filed a request with the PUCT for a $56 million annual increase in rates based upon a proposed 10.5% return on common equity. In July and August 2019, PUCT Staff and various intervenors filed testimony that includes recommended disallowances that could potentially result in write-offs exceeding $450 million. The PUCT staff's recommended disallowances primarily consisted of $85 million in capital incentives and $26 million for capitalized vegetation management expenses.  The intervenors recommended disallowances primarily consisted of (a) $173 million for a newly constructed transmission operations center and other service centers, (b) $94 million for Hurricane Harvey costs, (c) $36 million for capitalized cross arms and (d) $21 million for capitalized plant costs related to unreimbursed damages to assets caused by third-parties.  In addition, one intervenor recommended AEP Texas refund $115 million of Excess ADIT, which includes $2 million in interest, related to previously owned deregulated generation assets. AEP Texas recorded $113 million as a favorable adjustment to income tax expense in 2017 as a result of Tax Reform. The PUCT is expected to issue an order on the case by the first quarter of 2020.

•
In May 2019, I&M filed a request with the IURC for a $172 million annual increase. The requested increase in Indiana rates would be phased in through January 2021 and is based upon a proposed 10.5% return on common equity.  In August 2019, various intervenors filed testimony that includes recommended disallowances that could potentially result in write-offs of $41 million related to the remaining book value of existing Indiana jurisdictional meters and $11 million associated with certain Cook Plant study costs. The IURC is expected to issue an order on the case by the first quarter of 2020.

•
Virginia Legislation Affecting Earnings Reviews - In March 2018, Virginia enacted legislation requiring APCo to file its next generation and distribution base rate case by March 31, 2020 using 2017, 2018 and 2019 test years (triennial review). Triennial reviews are subject to an earnings test which provides that 70% of any earnings exceeding 70 basis points over the Virginia SCC authorized return on common equity would be refunded to customers or be used to lower APCo’s Virginia retail base rates on a prospective basis. The Virginia legislation also states that, under certain circumstances, costs associated with asset impairments related to early retirement determinations made by a utility for generation facilities fueled by coal, natural gas or oil or for automated meters be considered fully recovered in the period recorded. Management has reviewed APCo’s actual and forecasted earnings for the triennial period and concluded that it is not probable, but is reasonably possible, that APCo will over-earn in Virginia during the 2017-2019 triennial period. Due to various uncertainties, including weather, storm restoration, weather-normalized demand and potential customer shopping during 2019, management cannot estimate a range of potential APCo Virginia over-earnings during the 2017-2019 triennial period.

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

•
2020 Increase in West Virginia Retail Rates for WPCo 17.5% Merchant Share of Mitchell Plant - In January 2015, the WVPSC approved a settlement agreement in which 82.5% of the costs associated with WPCo’s acquired interest were prospectively reflected in retail rates with the remaining 17.5% of costs associated with the acquired interest to be included in rates starting January 2020. APCo and WPCo file joint retail rates in West Virginia. In June 2019, APCo and WPCo filed with the WVPSC to increase each company’s retail rates (through a surcharge) starting January 1, 2020 to reflect the recovery of WPCo’s remaining 17.5% interest in the Mitchell Plant. The joint filing will increase APCo’s and WPCo’s combined West Virginia retail rates by approximately $21 million annually.

•
2012 Texas Base Rate Case - In 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In 2013, the PUCT issued an order affirming the prudence of the Turk Plant. In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In August 2018, SWEPCo filed a Motion for Reconsideration at the Court of Appeals, which was denied. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In May 2019, various intervenors filed replies to the petition. In July 2019, SWEPCo filed its response to these briefs. The Texas Supreme Court has requested full briefing by the parties. SWEPCo’s initial brief is due in October 2019. Response briefs are due in November 2019 and SWEPCo’s reply brief is due in December 2019. As of September 30, 2019, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP. SWEPCo’s Texas jurisdictional share of the Turk Plant investment is approximately 33%.

•
In July 2019, clean energy legislation which offers incentives for power-generating facilities with zero or reduced carbon emissions was signed into law by the Ohio Governor.  The clean energy legislation phases out current energy efficiency and renewable mandates no later than 2020 and after 2026, respectively.  The bill provides for the recovery of existing renewable energy contracts on a bypassable basis through 2032. The clean energy legislation also includes a provision for recovery of OVEC costs through 2030 which will be allocated to all electric distribution utilities on a non-bypassable basis.  OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. To the extent that OPCo is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, recover costs of OVEC after 2030 or fully recover energy efficiency costs through 2020 it could reduce future net income and cash flows and impact financial condition.

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

Completed Base Rate Case Proceedings

		Approved Revenue	Approved	New Rates
Company	Jurisdiction	Requirement Increase	ROE	Effective
		(in millions)
APCo	West Virginia	$35.8	9.75%	March 2019
WPCo	West Virginia	8.4	9.75%	March 2019
PSO	Oklahoma	46.0	9.4%	April 2019

Pending Base Rate Case Proceedings

					Commission Staff/
		Filing	Requested Revenue	Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase	ROE	Recommended ROE
			(in millions)
SWEPCo (a)	Arkansas	February 2019	$67.0	10.5%	9% - 9.5%
AEP Texas	Texas	May 2019	56.0	10.5%	9% - 9.35%
I&M	Indiana	May 2019	172.0	10.5%	9% - 9.73%
I&M	Michigan	June 2019	58.4	10.5%	9.1% - 9.75%

(a)
In October 2019, SWEPCo, the APSC staff and various intervenors filed a stipulation and settlement agreement with the APSC that included a base rate increase of $24 million based upon a 9.45% return on common equity. See “2019 Arkansas Base Rate Case” section of Note 4 for additional information.

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

In April 2019, AEP acquired Sempra Renewables LLC and its ownership interests in 724 MWs of wind generation and battery assets valued at approximately $1.1 billion. AEP paid $583 million in cash and acquired a 50% ownership interest in five non-consolidated joint ventures with net assets valued at $406 million as of the acquisition date (which includes $364 million of existing debt obligations). Additionally, the transaction included the acquisition of two tax equity partnerships and the associated recognition of noncontrolling tax equity interest of $135 million. The wind generation portfolio includes seven wind farms with long-term PPAs for 100% of their energy production. Five of the wind farms are jointly-owned with BP Wind Energy and two wind farms are consolidated by AEP and are tax equity partnerships with nonaffiliated noncontrolling interests. See “Acquisitions” section of Note 6 for additional information.

In July 2019, AEP acquired a 75% interest, or 227 MWs, in Santa Rita East for approximately $356 million. The project is located in west Texas and was placed in-service in July 2019. Long-term virtual power purchase agreements are in place with nonaffiliates for the project’s generation. See “Acquisitions” section of Note 6 for additional information.

As of September 30, 2019, subsidiaries within AEP’s Generation & Marketing segment had approximately 1,396 MWs of contracted renewable generation projects in-service.  In addition, as of September 30, 2019, these subsidiaries had approximately 54 MWs of renewable generation projects under construction with total estimated capital costs of $67 million related to these projects.

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

In July 2019, PSO and SWEPCo submitted filings before their respective commissions for the approval to acquire the North Central Wind Energy Facilities, comprised of three Oklahoma wind facilities totaling 1,485 MWs, on a fixed cost turn-key basis at completion.  Subject to regulatory approval, PSO will own 45.5% and SWEPCo will own 55.5% of the project, which will cost approximately $2 billion.  Two wind facilities, totaling 1,286 MWs, would qualify for 80% of the federal PTC with year-end 2021 in-service dates.  The third wind facility (199 MWs) would qualify for 100% of the PTC with a year-end 2020 in-service date. The acquisition can be scaled, subject to commercial limitation, to align with individual state resource needs and approvals. Hearings are scheduled for the first quarter of 2020. PSO and SWEPCo are seeking regulatory approvals by July 2020.

Racine

A project to reconstruct a defective dam structure at Racine began in the first quarter of 2017.  Due to a significant increase in estimated costs to complete the reconstruction project, AEP recorded impairments in 2017 and 2018.  See Note 7 - Dispositions and Impairments in the 2018 Annual Report for additional information.

Due to weather-related delays in the first quarter of 2019, reconstruction activities at Racine are now estimated to be completed in the first half of 2020. AEP expects to incur additional capital expenditures to complete the reconstruction project, at which point the fair value of Racine, as fully operational, is expected to approximate the book value once complete. Future revisions in cost estimates or delays in completion could result in additional losses which could reduce future net income and cash flows and impact financial condition.

Dolet Hills Lignite Company Operations

During the second quarter of 2019, Dolet Hills Power Station switched to a seasonal operational strategy. DHLC’s mining operation will continue year-round but will reduce its lignite output. SWEPCo’s share of the net investment in the Dolet Hills Power Station is $129 million and the maximum exposure of SWEPCo’s total investment in DHLC is $153 million. Management will continue to monitor the economic viability of the Dolet Hills Power Station and DHLC.

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

Thereafter, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree. The district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. The consent decree was modified based on an agreement among the parties in July 2019. The district court entered a stipulated order to stay the lease litigation to afford time for the parties in the lease litigation to engage in settlement discussions. See “Modification of the NSR Litigation Consent Decree” section below for additional information.

Management will continue to defend against the claims. Given that the district court dismissed plaintiffs’ claims seeking compensatory relief as premature, and that plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages, management cannot determine a range of potential losses that are reasonably possible of occurring.

Patent Infringement Complaint

In July 2019, Midwest Energy Emissions Corporation and MES Inc. (collectively, the plaintiffs) filed a patent infringement complaint against various parties, including AEP Texas, AGR, Cardinal Operating Company and SWEPCo (collectively, the AEP Defendants). The complaint alleges that the AEP Defendants infringed two patents owned by the plaintiffs by using specific processes for mercury control at certain coal-fired generating stations.  The complaint seeks injunctive relief and damages.  Management will continue to defend against the claims. Management is unable to determine a range of potential loss that is reasonably possible of occurring.

ENVIRONMENTAL ISSUES

AEP has a substantial capital investment program and incurs additional operational costs to comply with environmental control requirements.  Additional investments and operational changes will be made in response to existing and anticipated requirements to reduce emissions from fossil generation, rules governing the beneficial use and disposal of coal combustion by-products, clean water rules and renewal permits for certain water discharges.

AEP is engaged in litigation about environmental issues, was notified of potential responsibility for the clean-up of contaminated sites and incurred costs for disposal of SNF and future decommissioning of the nuclear units.  AEP, along with other parties challenged some of the Federal EPA requirements.  Management is engaged in the development of possible future requirements including the items discussed below.  Management believes that further analysis and better coordination of these environmental requirements would facilitate planning and lower overall compliance costs while achieving the same environmental goals.

AEP will seek recovery of expenditures for pollution control technologies and associated costs from customers through rates in regulated jurisdictions.  Environmental rules could result in accelerated depreciation, impairment of assets or regulatory disallowances.  If AEP cannot recover the costs of environmental compliance, it would reduce future net income and cash flows and impact financial condition.

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2019, the AEP System had generating capacity of approximately 25,500 MWs, of which approximately 13,200 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s investment to meet these existing and proposed requirements ranges from approximately $550 million to $1.1 billion through 2026.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in finalizing proposed rules or revising certain existing requirements.  The cost estimates will also change based on: (a) potential state rules that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) actual performance of the pollution control technologies installed, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity and (g) other factors.  In addition, management continues to evaluate the economic feasibility of environmental investments on regulated and competitive plants.

The table below represents the net book value before cost of removal, including related materials and supplies inventory, of plants or units of plants previously retired that have a remaining net book value as of September 30, 2019.

		Generating	Amounts Pending
Company	Plant Name and Unit	Capacity	Regulatory Approval
		(in MWs)	(in millions)
APCo	Kanawha River Plant	400	$43.8
APCo	Clinch River Plant, Unit 3	235	31.8
APCo (a)	Clinch River Plant, Units 1 and 2	470	29.2
APCo	Sporn Plant, Units 1 and 3	300	15.6
APCo	Glen Lyn Plant	335	13.5
SWEPCo (b)	Welsh Plant, Unit 2	528	50.6
Total		2,268	$184.5

(a)
APCo obtained permits following the Virginia SCC’s and WVPSC’s approval to convert Clinch River Plant, Units 1 and 2 to natural gas. In 2015, APCo retired the coal-related assets of Clinch River Plant, Units 1 and 2. Clinch River Plant, Units 1 and 2 began operations as natural gas units in 2016.

(b)
In October 2019, SWEPCo filed a stipulation and settlement agreement with the APSC, which includes recovery of the remaining $15 million Arkansas jurisdictional share of the net book value of Welsh Plant, Unit 2. An order from the APSC is expected in the fourth quarter of 2019.

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

In 2017, AEP filed a motion with the district court seeking to modify the consent decree to eliminate an obligation to install future controls at Rockport Plant, Unit 2 if AEP does not acquire ownership of that unit, and to modify the consent decree in other respects to preserve the environmental benefits of the consent decree.  The other parties to the consent decree opposed AEP’s motion. The district court granted AEP’s request to delay the deadline to install SCR technology at Rockport Plant, Unit 2 until June 2020.

In May 2019, the parties filed a proposed order to modify the consent decree. The proposed order requires AEP to enhance the dry sorbent injection system on both units at the Rockport Plant by the end of 2020, and meet 30-day rolling average emission rates for SO2 and NOx at the combined stack for the Rockport Plant beginning in 2021. Total SO2 emissions from the Rockport Plant are limited to 10,000 tons per year beginning in 2021 and reduce to 5,000 tons per year when Rockport Plant, Unit 1 retires in 2028. The proposed modification was approved by the district court and became effective in July 2019. As part of the modification to the consent decree, I&M agreed to provide an additional $7.5 million to citizens’ groups and the states for environmental mitigation projects. As joint owners in the Rockport Plant, the $7.5 million payment was shared between AEGCo and I&M based on the joint ownership agreement.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements. The primary regulatory programs that continue to drive investments in AEP’s existing generating units include: (a) periodic revisions to NAAQS and the development of SIPs to achieve any more stringent standards, (b) implementation of the regional haze program by the states and the Federal EPA, (c) regulation of hazardous air pollutant emissions under MATS, (d) implementation and review of CSAPR and (e) the Federal EPA’s regulation of greenhouse gas emissions from fossil generation under Section 111 of the CAA. Notable developments in significant CAA regulatory requirements affecting AEP’s operations are discussed in the following sections.

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

The Federal EPA finalized non-attainment designations for the 2015 ozone standard in 2018. The Federal EPA has confirmed that for states included in the CSAPR program, there are no additional interstate transport obligations, as all areas of the country are expected to attain the 2008 ozone standard before 2023. Challenges to the 2015 ozone standard and the Federal EPA’s determination that CSAPR satisfies certain states’ interstate transport obligations are pending in the U.S. Court of Appeals for the District of Columbia Circuit. In 2018, the Federal EPA proposed final requirements for implementing the 2015 ozone standard, which have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. Management cannot currently predict the nature, stringency or timing of additional requirements for AEP’s facilities based on the outcome of these activities.

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

In 2012, the Federal EPA proposed disapproval of a portion of the regional haze SIP in Arkansas and finalized a FIP in 2016. In 2017, Arkansas issued a proposed SIP revision to allow sources to participate in the CSAPR ozone season program in lieu of the source-specific NOx BART requirements in the FIP, and in 2018, the Federal EPA approved the revision. Arkansas finalized a separate action in 2017 to revise the SO2 BART determinations and in September 2019, the Federal EPA approved the Arkansas SO2 BART determinations. SWEPCo’s Flint Creek Plant is already in compliance with the applicable requirements.

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

In 2016, the Federal EPA issued a final rule, the CSAPR Update, to address the remand and to incorporate additional changes necessary to address the 2008 ozone standard. The CSAPR Update significantly reduced ozone season budgets in many states and discounted the value of banked CSAPR ozone season allowances beginning with the 2017 ozone season. In 2019, the appeals court remanded the CSAPR Update to the Federal EPA because it determined the Federal EPA had not properly considered the attainment dates for downwind areas in establishing its partial remedy, and should have considered whether there were available measures to control emissions from sources other than generating units. Management has complied with the more stringent ozone season budgets while these petitions were pending.

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

In 2016, the U.S. Supreme Court issued a stay on the final CPP, including all of the deadlines for submission of initial or final state plans until a final decision is issued by the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Supreme Court considers any petition for review. In 2017, the President issued an Executive Order directing the Federal EPA to reconsider the CPP and the associated standards for new sources. The Federal EPA filed a motion to hold the challenges to the CPP in abeyance pending reconsideration. In September 2019, following the Federal EPA’s finalization of rescission of the CPP and promulgation of the replacement rule, the Court of Appeals for the District of Columbia Circuit dismissed the challenges.

In July 2019, the Federal EPA finalized the Affordable Clean Energy (ACE) rule to replace the CPP with new emission guidelines for regulating CO2 from existing sources. ACE establishes a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. The final rule applies to generating units that commenced construction prior to January 2014, generate greater than 25 MWs, have a baseload rating above 250 MMBtu per hour and burn coal for more than 10% of the annual average heat input over the preceding three calendar years, with certain exceptions. States must establish standards of performance for each affected facility in terms of pounds of CO2 emitted per MWh, based on certain heat rate improvement measures and the degree of emission reduction achievable through each applicable measure, together with consideration of certain site-specific factors and the unit’s remaining useful life. State plans are required to be submitted within three years, and the Federal EPA has up to two years to review and approve or disapprove the plan and adopt a federal plan. The final ACE rule has been challenged in the courts.

In 2018, the Federal EPA filed a proposed rule revising the standards for new sources and determined that partial carbon capture and storage is not the best system of emission reduction because it is not available throughout the U.S. and is not cost-effective. Management continues to actively monitor these rulemaking activities.

AEP has taken action to reduce and offset CO2 emissions from its generating fleet and expects CO2 emissions from its operations to continue to decline due to the retirement of some of its coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. The majority of the states where AEP has generating facilities passed legislation establishing renewable energy, alternative energy and/or energy efficiency requirements that can assist in reducing carbon emissions.  Management is taking steps to comply with these requirements, including increasing wind and solar installations, purchasing renewable power and broadening AEP System’s portfolio of energy efficiency programs.

In September 2019, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. The intermediate goal is a 70% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is to surpass an 80% reduction of CO2 emissions from AEP generating facilities from 2000 levels by 2050. AEP’s total estimated CO2 emissions in 2018 were approximately 69 million metric tons, a 59% reduction from AEP’s 2000 CO2 emissions. AEP has made significant progress in reducing CO2 emissions from power generation fleet and expect its emissions to continue to decline. AEP’s aspirational emissions goal is zero emissions by 2050. Technological advances, including energy storage, will determine how quickly AEP can achieve zero emissions while continuing to provide reliable, affordable power for customers.

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

Coal Combustion Residual (CCR) Rule

In 2015, the Federal EPA published a final rule to regulate the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  The rule applies to active CCR landfills and surface impoundments at operating electric utility or independent generation facilities. The rule imposes construction and operating obligations, including location restrictions, liner criteria, structural integrity requirements for impoundments, operating criteria and additional groundwater monitoring requirements to be implemented on a schedule spanning an approximate four-year implementation period. In 2018, some of AEP’s facilities were required to begin monitoring programs to determine if unacceptable groundwater impacts will trigger future corrective measures. Based on additional groundwater data, further studies to design and assess appropriate corrective measures have been undertaken at four facilities. Alternative source demonstrations have been prepared in accordance with the rule at four other facilities.

In a challenge to the final 2015 rule, the parties initially agreed to settle some of the issues.  In 2018, the U.S. Court of Appeals for the District of Columbia Circuit addressed or dismissed the remaining issues in its decision vacating and remanding certain provisions of the 2015 rule.  The provisions addressed by the court’s decision, including changes to the provisions for unlined impoundments and legacy sites, will be the subject of further rulemaking consistent with the court’s decision.

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

Because AEP currently uses surface impoundments and landfills to manage CCR materials at generating facilities, significant costs will be incurred to upgrade or close and replace these existing facilities and conduct any required remedial actions. Closure and post-closure costs have been included in ARO in accordance with the requirements in the final rule. This estimate does not include costs of groundwater remediation, where required. Management will continue to evaluate the rule’s impact on operations.

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

In 2015, the Federal EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify the scope of the regulatory definition of “waters of the United States” in light of recent U.S. Supreme Court cases. In December 2018, the Federal EPA and the U.S. Army Corps of Engineers released a proposed rule to replace the definition in the 2015 rule. The comment period for this proposal ended in April 2019. In September 2019, the Federal EPA announced the final repeal of the 2015 definition of “waters of the United States” and recodification of the regulatory definition that was in place prior to the 2015 rule.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Vertically Integrated Utilities	$437.6	$344.2	$917.7	$852.2
Transmission and Distribution Utilities	133.7	145.2	421.6	384.6
AEP Transmission Holdco	126.1	73.3	404.8	278.4
Generation & Marketing	90.0	5.3	139.5	62.3
Corporate and Other	(53.9)	9.6	(116.0)	(17.1)
Earnings Attributable to AEP Common Shareholders	$733.5	$577.6	$1,767.6	$1,560.4

AEP CONSOLIDATED

Third Quarter of 2019 Compared to Third Quarter of 2018

Earnings Attributable to AEP Common Shareholders increased from $578 million in 2018 to $734 million in 2019 primarily due to:

•	Favorable rate proceedings in AEP’s various jurisdictions.

•	An increase in weather-related usage.

•	An increase in transmission investment, which resulted in higher revenues and income.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Earnings Attributable to AEP Common Shareholders increased from $1.6 billion in 2018 to $1.8 billion in 2019 primarily due to:

•	Favorable rate proceedings in AEP’s various jurisdictions.

•	An increase in transmission investment, which resulted in higher revenues and income.

These increases were partially offset by:

•	A decrease in weather-related usage.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertically Integrated Utilities	2019	2018	2019	2018
	(in millions)
Revenues	$2,645.5	$2,636.7	$7,172.6	$7,393.7
Fuel and Purchased Electricity	874.2	1,034.6	2,430.2	2,700.4
Gross Margin	1,771.3	1,602.1	4,742.4	4,693.3
Other Operation and Maintenance	742.9	753.7	2,117.1	2,197.5
Depreciation and Amortization	364.3	340.1	1,079.6	966.1
Taxes Other Than Income Taxes	117.9	108.8	347.1	326.4
Operating Income	546.2	399.5	1,198.6	1,203.3
Other Income	0.9	4.1	4.4	14.2
Allowance for Equity Funds Used During Construction	12.2	9.3	38.9	24.0
Non-Service Cost Components of Net Periodic Benefit Cost	17.0	18.0	50.8	53.7
Interest Expense	(140.6)	(149.2)	(422.6)	(428.0)
Income Before Income Tax Expense (Benefit) and Equity Earnings	435.7	281.7	870.1	867.2
Income Tax Expense (Benefit)	(1.9)	(63.1)	(48.4)	12.9
Equity Earnings of Unconsolidated Subsidiary	0.8	0.8	2.3	2.0
Net Income	438.4	345.6	920.8	856.3
Net Income Attributable to Noncontrolling Interests	0.8	1.4	3.1	4.1
Earnings Attributable to AEP Common Shareholders	$437.6	$344.2	$917.7	$852.2

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	9,254	8,988	24,785	26,105
Commercial	6,840	6,723	18,183	18,699
Industrial	9,123	9,107	26,533	26,757
Miscellaneous	641	621	1,734	1,762
Total Retail (a)	25,858	25,439	71,235	73,323

Wholesale (b)	5,864	6,432	16,494	17,156

Total KWhs	31,722	31,871	87,729	90,479

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	1,670	1,844
Normal – Heating (b)	5	5	1,742	1,745

Actual – Cooling (c)	937	878	1,316	1,364
Normal – Cooling (b)	732	730	1,070	1,063

Western Region
Actual – Heating (a)	—	—	967	974
Normal – Heating (b)	1	1	902	908

Actual – Cooling (c)	1,572	1,443	2,234	2,380
Normal – Cooling (b)	1,402	1,402	2,129	2,121

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Third Quarter of 2018	$344.2

Changes in Gross Margin:
Retail Margins	145.1
Margins from Off-system Sales	(0.9)
Transmission Revenues	23.8
Other Revenues	1.2
Total Change in Gross Margin	169.2

Changes in Expenses and Other:
Other Operation and Maintenance	10.8
Depreciation and Amortization	(24.2)
Taxes Other Than Income Taxes	(9.1)
Other Income	(3.2)
Allowance for Equity Funds Used During Construction	2.9
Non-Service Cost Components of Net Periodic Pension Cost	(1.0)
Interest Expense	8.6
Total Change in Expenses and Other	(15.2)

Income Tax Expense (Benefit)	(61.2)
Net Income Attributable to Noncontrolling Interests	0.6

Third Quarter of 2019	$437.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $145 million primarily due to the following:

•
A $91 million increase at APCo and WPCo due to a 2018 reduction in the deferred fuel under recovery balance as a result of the 2018 West Virginia Tax Reform settlement. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $23 million increase in weather-related usage primarily in the residential class.

•	A $15 million increase at APCo in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase due to 2018 Virginia legislation which increased non-recoverable fuel expense at APCo in the prior year.

•	A $4 million increase in weather-normalized retail margins across all classes.

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $19 million increase from rate proceedings at I&M. This increase was partially offset in other expense items below.

•	A $14 million increase at PSO due to new base rates implemented in April 2019.

•	A $10 million increase at APCo and WPCo due to revenue primarily from rate riders in West Virginia. This increase was offset in other expense items below.

•	An $8 million increase related to rider revenues at I&M, primarily due to the timing of the Indiana PJM/OSS rider recovery. This increase was partially offset in other expense items below.

•	A $7 million increase at APCo and WPCo due to base rate increases in West Virginia implemented in March 2019.
These increases were partially offset by:

•	A $74 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense (Benefit) below.

•	Transmission Revenues increased $24 million primarily due to the following:

•	A $16 million increase due to SPP provisions for refund recorded in 2018.

•	A $16 million increase primarily due to 2018 PJM provisions for refunds mainly at APCo.
These increases were partially offset by:

•	An $8 million decrease primarily due to a reduction in SPP Base Plan Funding revenues and a decrease in nonaffiliated transmission services.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $11 million primarily due to the following:

•	A $40 million decrease at APCo and WPCo due to the extinguishment of certain regulatory asset balances as agreed to within the 2018 West Virginia Tax Reform settlement.

•	A $12 million decrease in planned plant outage and maintenance expenses primarily at APCo and I&M.

•	A $9 million decrease due to Wind Catcher Project expenses incurred in 2018 for SWEPCo and PSO.

•	A $3 million decrease in recoverable expenses primarily associated with Energy Efficiency/Demand Response and storm expenses fully recovered in rate riders/trackers within Gross Margin above.
These decreases were partially offset by:

•	A $45 million increase due to PJM transmission services including the annual formula rate true-up.

•	An $8 million increase due to the modification of the NSR consent decree impacting I&M and AEGCo.

•	A $2 million increase due to North Central Wind Energy Facilities expenses for SWEPCo and PSO.

•	Depreciation and Amortization expenses increased $24 million primarily due to a higher depreciable base and increased depreciation rates approved at APCo, I&M and SWEPCo.

•	Taxes Other Than Income Taxes increased $9 million primarily due to the following:

•	A $5 million increase in property taxes driven by an increase in utility plant.

•	A $5 million increase in West Virginia business and occupational taxes at APCo and WPCo.

•	Interest Expense decreased $9 million primarily due to lower interest rates on outstanding long-term debt at I&M and SWEPCo.

•
Income Tax Expense (Benefit) increased $61 million primarily due to the one time recognition of $86 million of additional amortization of Excess ADIT as a result of the West Virginia Tax Reform order received in the third quarter of 2018. The additional excess amortization from the West Virginia Tax Reform order was partially offset in Retail Margins and Other Operation and Maintenance expenses above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Nine Months Ended September 30, 2018	$852.2

Changes in Gross Margin:
Retail Margins	75.4
Margins from Off-system Sales	(10.4)
Transmission Revenues	(16.4)
Other Revenues	0.5
Total Change in Gross Margin	49.1

Changes in Expenses and Other:
Other Operation and Maintenance	80.4
Depreciation and Amortization	(113.5)
Taxes Other Than Income Taxes	(20.7)
Other Income	(9.8)
Allowance for Equity Funds Used During Construction	14.9
Non-Service Cost Components of Net Periodic Pension Cost	(2.9)
Interest Expense	5.4
Total Change in Expenses and Other	(46.2)

Income Tax Expense (Benefit)	61.3
Equity Earnings of Unconsolidated Subsidiary	0.3
Net Income Attributable to Noncontrolling Interests	1.0

Nine Months Ended September 30, 2019	$917.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $75 million primarily due to the following:

•
A $91 million increase at APCo and WPCo due to a 2018 reduction in the deferred fuel under recovery balance as a result of the 2018 West Virginia Tax Reform settlement. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $12 million increase at APCo in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase due to 2018 Virginia legislation which increased non-recoverable fuel expense at APCo in the prior year.

•	A $6 million decrease at I&M in fuel-related expenses due to timing of recovery for fuel and other variable production costs related to wholesale contracts.

•	The effect of rate proceedings in AEP’s service territories which included:

•	A $94 million increase from rate proceedings at I&M, inclusive of a $30 million decrease due to the impact of Tax Reform. This increase was partially offset in other expense items below.

•	A $35 million increase at PSO due to new base rates implemented in April 2019 and March 2018.

•	A $21 million increase related to rider revenues at I&M, primarily due to the timing of the Indiana PJM/OSS rider recovery. This increase was partially offset in other expense items below.

•	A $17 million increase at APCo and WPCo primarily due to revenue from rate riders in West Virginia. This increase was offset in other expense items below.

•	A $14 million increase at APCo and WPCo due to base rate increases in West Virginia implemented in March 2019.

•	A $7 million increase at SWEPCo primarily due to rider and base rate revenue increases in Louisiana. The increase in rider rates had increases in other expense items below.

•	A $4 million increase in rider revenues at KPCo offset in other expense items below.
These increases were partially offset by:

•	A $117 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense (Benefit) below.

•	A $73 million decrease in weather-related usage across all regions primarily in the residential class.

•	A $67 million decrease in weather-normalized retail margins across all classes.

•	Margins from Off-system Sales decreased $10 million primarily due to mid-year 2018 changes in the OSS sharing mechanism at I&M.

•	Transmission Revenues decreased $16 million primarily due to the following:

•	A $40 million decrease in SWEPCo’s annual SPP Transmission formula rate true-up.

•	A $12 million decrease primarily due to I&M’s annual PJM Transmission formula rate true-up.

•	An $11 million decrease primarily due to a reduction in SPP Base Plan Funding revenues.
These decreases were partially offset by:

•	A $36 million increase primarily due to 2018 PJM provisions for refund mainly at APCo.

•
A $16 million increase due to a provision for refund recorded at PSO and SWEPCo in 2018 related to certain transmission assets that management believes should not have been included in the SPP formula rate.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $80 million primarily due to the following:

•	A $56 million decrease due to SPP transmission services including the annual formula rate true-up.

•	A $47 million decrease in planned plant outage and maintenance expenses primarily for I&M, APCo, SWEPCo and KPCo.

•	A $40 million decrease due to Wind Catcher Project expenses incurred in 2018 for SWEPCo and PSO.

•	A $40 million decrease at APCo and WPCo due to the extinguishment of certain regulatory asset balances as agreed to within the 2018 West Virginia Tax Reform settlement.

•	A $25 million decrease in recoverable expenses primarily associated with Energy Efficiency/Demand Response and storm expenses fully recovered in rate riders/trackers within Gross Margin above.

•
A $10 million decrease in expense at APCo due to lower current year amortization of certain regulatory assets that were extinguished in August 2018 as agreed to within the 2018 West Virginia Tax Reform settlement.

•	A $9 million decrease in estimated expense for claims related to asbestos exposure.
These decreases were partially offset by:

•	A $92 million increase due to PJM transmission services including the annual formula rate true-up.

•	A $23 million increase in employee-related expenses.

•
A $13 million increase at APCo due to 2019 contributions to benefit low income West Virginia residential customers as a result of the 2018 West Virginia Tax Reform settlement. This increase was offset in Income Tax Expense (Benefit) below.

•	An $8 million increase in storm-related expenses primarily at SWEPCo.

•	An $8 million increase due to the modification of the NSR consent decree impacting I&M and AEGCo.

•	A $5 million increase due to North Central Wind Energy Facilities expenses for SWEPCo and PSO.

•	Depreciation and Amortization expenses increased $114 million primarily due to a higher depreciable base and increased depreciation rates approved at I&M, APCo, SWEPCo and PSO.

•	Taxes Other Than Income Taxes increased $21 million primarily due to the following:

•	A $14 million increase in property taxes driven by an increase in utility plant.

•	A $9 million increase at APCo and WPCo in West Virginia business and occupational taxes.

•	Other Income decreased $10 million primarily due to a decrease in carrying charges for certain riders at I&M.

•	Allowance for Equity Funds Used During Construction increased $15 million primarily due to the following:

•	A $10 million increase primarily due to various increases in equity rates at I&M, APCo and PSO and increased projects at I&M.

•	A $3 million increase due to recent FERC audit findings.

•	A $2 million increase due to the FERC’s approval of a settlement agreement.

•	Interest Expense decreased $5 million primarily due to the following:

•	A $16 million decrease due to lower interest rates on outstanding long-term debt at I&M and SWEPCo.
This decrease was partially offset by:

•	An $11 million increase primarily due to higher long-term debt balances mainly at APCo and PSO.

•
Income Tax Expense (Benefit) decreased $61 million primarily due to additional amortization of Excess ADIT as a result of finalized rate orders. The excess amortization is partially offset within Gross Margin and Other Operation and Maintenance above.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
Transmission and Distribution Utilities	2019	2018	2019	2018
	(in millions)
Revenues	$1,186.6	$1,211.5	$3,454.3	$3,510.9
Purchased Electricity	210.1	218.7	603.5	660.0
Amortization of Generation Deferrals	8.8	56.9	65.3	171.9
Gross Margin	967.7	935.9	2,785.5	2,679.0
Other Operation and Maintenance	405.8	420.4	1,222.1	1,152.1
Depreciation and Amortization	209.3	201.4	586.4	558.4
Taxes Other Than Income Taxes	151.8	143.2	437.2	413.2
Operating Income	200.8	170.9	539.8	555.3
Interest and Investment Income	1.1	1.3	4.2	2.6
Carrying Costs Income	0.3	0.2	0.7	1.5
Allowance for Equity Funds Used During Construction	9.8	7.8	22.3	23.0
Non-Service Cost Components of Net Periodic Benefit Cost	7.7	8.3	22.8	24.6
Interest Expense	(63.6)	(63.5)	(170.8)	(185.6)
Income Before Income Tax Expense (Benefit)	156.1	125.0	419.0	421.4
Income Tax Expense (Benefit)	22.4	(20.2)	(2.6)	36.8
Net Income	133.7	145.2	421.6	384.6
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$133.7	$145.2	$421.6	$384.6

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	8,268	7,948	20,614	21,154
Commercial	7,219	6,958	19,069	19,061
Industrial	5,857	5,904	17,492	17,772
Miscellaneous	223	209	595	574
Total Retail (a)(b)	21,567	21,019	57,770	58,561

Wholesale (c)	453	634	1,531	1,835

Total KWhs	22,020	21,653	59,301	60,396

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in degree days)
Eastern Region
Actual – Heating (a)	—	—	2,006	2,158
Normal – Heating (b)	6	6	2,072	2,076

Actual – Cooling (c)	872	864	1,176	1,322
Normal – Cooling (b)	672	670	973	964

Western Region
Actual – Heating (a)	—	—	180	234
Normal – Heating (b)	—	—	190	194

Actual – Cooling (d)	1,587	1,424	2,679	2,612
Normal – Cooling (b)	1,368	1,367	2,425	2,413

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Eastern Region cooling degree days are calculated on a 65 degree temperature base.

(d)	Western Region cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Third Quarter of 2018	$145.2

Changes in Gross Margin:
Retail Margins	2.2
Margins from Off-system Sales	4.6
Transmission Revenues	17.3
Other Revenues	7.7
Total Change in Gross Margin	31.8

Changes in Expenses and Other:
Other Operation and Maintenance	14.6
Depreciation and Amortization	(7.9)
Taxes Other Than Income Taxes	(8.6)
Interest and Investment Income	(0.2)
Carrying Costs Income	0.1
Allowance for Equity Funds Used During Construction	2.0
Non-Service Cost Components of Net Periodic Benefit Cost	(0.6)
Interest Expense	(0.1)
Total Change in Expenses and Other	(0.7)

Income Tax Expense (Benefit)	(42.6)

Third Quarter of 2019	$133.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $2 million primarily due to the following:

•
A $27 million net increase primarily due to 2018 adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement and changes in tax riders. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $12 million increase due to the recovery of higher current year losses from a power contract with OVEC in Ohio. This increase was offset in Margins from Off-system Sales below.

•	A $9 million increase in revenues associated with Ohio smart grid riders. This increase was partially offset in other expense items below.

•	An $8 million increase in weather-related usage in Texas primarily due to an 11% increase in cooling degree days.

•	A $6 million increase in weather-normalized margins primarily in the residential class.

•	A $4 million increase in Ohio rider revenues associated with the DIR. This decrease was partially offset in other expense items below.

•	A $3 million increase in Ohio Energy Efficiency/Peak Demand Reduction rider revenues. This increase was offset by a corresponding increase in Other Operation and Maintenance expenses below.
These increases were partially offset by:

•	A $28 million net decrease in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	A $13 million decrease in Ohio Deferred Asset Phase-In-Recovery Rider revenues which ended in the second quarter of 2019. This decrease was offset in Depreciation and Amortization expenses below.

•	An $8 million net decrease in margin in Ohio for the Rate Stability Rider including associated amortizations which ended in the third quarter of 2019.

•	A $6 million decrease in revenues associated with a vegetation management rider in Ohio. This decrease was offset in Other Operation and Maintenance expenses below.

•	A $6 million net decrease in margin in Ohio for the Phase-In-Recovery Rider including associated amortizations which ended in the first quarter of 2019.

•	A $6 million decrease in affiliated PPA capacity revenues in Texas. This decrease was offset in Margins from Off-system Sales below.

•	Margins from Off-system Sales increased $5 million primarily due to the following:

•	A $17 million increase due to higher affiliated PPA revenues in Texas. This increase was partially offset by in Other Operation and Maintenance expenses below.
This increase was partially offset by:

•
A $12 million decrease primarily due to higher current year losses from a power contract with OVEC and lower deferrals as a result of the OVEC PPA rider in Ohio. This decrease was offset in Retail Margins above.

•	Transmission Revenues increased $17 million primarily due to the recovery of increased transmission investment in ERCOT.

•
Other Revenues increased $8 million primarily due to securitization revenue related to Transition Funding. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $15 million primarily due to the following:

•	A $29 million decrease in transmission expenses that were fully recovered in rate riders/trackers in Gross Margin above.

•	A $4 million decrease due to higher charitable contributions in 2018 in Ohio.
These decreases were partially offset by:

•	A $16 million increase in affiliated PPA expenses in Texas. This increase was offset by an increase in Margins from Off-system Sales above.

•	A $12 million increase in PJM expenses primarily related to the annual formula rate true-up.

•	Depreciation and Amortization expenses increased $8 million primarily due to the following:

•	A $15 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $7 million increase in securitization amortizations primarily related to Transition Funding. This increase was offset in Other Revenues above and in Interest Expense below.
These increases were partially offset by:

•	An $8 million decrease in amortizations associated with the Deferred Asset Phase-In-Recovery Rider in Ohio which ended in the second quarter of 2019. This decrease was offset in Retail Margins above.

•	A $6 million decrease in Ohio recoverable DIR depreciation expense. This decrease was partially offset in Retail Margins above.

•	Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

•	Interest Expense was unchanged primarily due to the following:

•
A $5 million decrease due to the deferral of previously recorded interest expense approved for recovery as a result of the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019.

•	A $3 million decrease in expense related to Transition Funding Securitization assets. This decrease was offset in Other Revenues and Depreciation and Amortization expenses above.
These decreases were partially offset by:

•	A $6 million increase due to higher long-term debt balances.

•
Income Tax Expense (Benefit) decreased $43 million primarily due to a one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 Ohio Tax Reform Settlement. This increase was partially offset in Retail Margins above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Nine Months Ended September 30, 2018	$384.6

Changes in Gross Margin:
Retail Margins	(9.3)
Margins from Off-system Sales	38.5
Transmission Revenues	68.2
Other Revenues	9.1
Total Change in Gross Margin	106.5

Changes in Expenses and Other:
Other Operation and Maintenance	(70.0)
Depreciation and Amortization	(28.0)
Taxes Other Than Income Taxes	(24.0)
Interest and Investment Income	1.6
Carrying Costs Income	(0.8)
Allowance for Equity Funds Used During Construction	(0.7)
Non-Service Cost Components of Net Periodic Benefit Cost	(1.8)
Interest Expense	14.8
Total Change in Expenses and Other	(108.9)

Income Tax Expense (Benefit)	39.4

Nine Months Ended September 30, 2019	$421.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $9 million primarily due to the following:

•	A $71 million net decrease in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	An $18 million decrease in revenues associated with a vegetation management rider in Ohio. This decrease was offset in Other Operation and Maintenance expenses below.

•	A $17 million decrease in affiliated PPA capacity revenues in Texas. This decrease was offset in Margins from Off-system Sales below.

•	A $16 million net decrease in margin in Ohio for the Phase-In-Recovery Rider including associated amortizations which ended in the first quarter of 2019.

•	A $13 million decrease in Ohio Deferred Asset Phase-In-Recovery Rider revenues which ended in the second quarter of 2019. This decrease was offset in Depreciation and Amortization expenses below.

•	A $12 million net decrease in margin in Ohio for the Rate Stability Rider including associated amortizations which ended in the third quarter of 2019.

•	A $7 million decrease in Texas revenues associated with the Transmission Cost Recovery Factor revenue rider. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	A $5 million decrease in weather-related usage in Texas primarily due to a 23% decrease in heating degree days partially offset by a 3% increase in cooling degree days.

•	A $4 million decrease in Ohio rider revenues associated with the DIR. This decrease was partially offset in other expense items below.
These decreases were partially offset by:

•	A $58 million increase due to a reversal of a regulatory provision in Ohio.

•
A $33 million net increase due to 2018 adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement and changes in tax riders. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $31 million increase in revenues associated with Ohio smart grid riders. This increase was partially offset in other expense items below.

•	A $21 million increase due to the recovery of higher current year losses from a power contract with OVEC in Ohio. This increase was offset in Margins from Off-system Sales below.

•	A $9 million increase in Ohio Energy Efficiency/Peak Demand Reduction rider revenues. This increase was offset in Other Operation and Maintenance expenses below.

•	Margins from Off-system Sales increased $39 million primarily due to the following:

•	A $59 million increase due to higher affiliated PPA revenues in Texas. This increase was partially offset in Other Operation and Maintenance expenses below.
This increase was partially offset by:

•	A $21 million decrease primarily due to higher current year losses from a power contract with OVEC as a result of the OVEC PPA rider in Ohio. This decrease was offset in Retail Margins above.

•	Transmission Revenues increased $68 million primarily due to the following:

•	A $62 million increase primarily due to recovery of increased transmission investment in ERCOT.

•	A $6 million increase in Ohio primarily due to 2018 provisions for refunds.

•	Other Revenues increased $9 million primarily due to distribution connection fees and pole attachment revenues.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $70 million primarily due to the following:

•
A $64 million increase in expense due to the partial amortization of the Texas Storm Cost Securitization regulatory asset as a result of the final PUCT order in the Texas Storm Cost Case. This increase was offset in Income Tax Expense (Benefit) below.

•	A $57 million increase in PJM expenses primarily related to the annual formula rate true-up.

•	A $49 million increase in affiliated PPA expenses in Texas. This increase was offset in Margins from Off-system Sales above.
These increases were partially offset by:

•	A $93 million decrease in transmission expenses that were fully recovered in rate riders/trackers in Gross Margin above.

•	Depreciation and Amortization expenses increased $28 million primarily due to the following:

•	A $51 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	A $9 million increase in securitization amortizations primarily related to Transition Funding. This increase was offset in Other Revenues above and in Interest Expense below.

•	A $7 million increase in depreciation expense related to the Oklaunion Power Station.
These increases were partially offset by:

•	A $30 million decrease in Ohio recoverable DIR depreciation expense. This decrease was partially offset in Retail Margins above.

•	An $11 million decrease in amortizations associated with the Deferred Asset Phase-In-Recovery Rider which ended in the second quarter of 2019. This decrease was offset in Retail Margins above.

•	Taxes Other Than Income Taxes increased $24 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

•	Interest Expense decreased $15 million primarily due to the following:

•
A $21 million decrease due to the deferral of previously recorded interest expense approved for recovery as a result of the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019.

•	An $8 million decrease in expense related to Transition Funding Securitization assets. This decrease was offset in Other Revenues and Depreciation and Amortization expenses above.
These decreases were partially offset by:

•	A $14 million increase due to higher long-term debt balances.

•	Income Tax Expense (Benefit) decreased $39 million primarily due to the following:

•
A $64 million decrease due to the amortization of Excess ADIT not subject to normalization requirements as approved in the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019. This increase was offset in Other Operation and Maintenance expenses above.

This decrease was partially offset by:

•
A $30 million increase primarily due to a one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 Ohio Tax Reform Settlement. This increase was partially offset in Retail Margins above.

AEP TRANSMISSION HOLDCO

	Three Months Ended September 30,		Nine Months Ended September 30,
AEP Transmission Holdco	2019	2018	2019	2018
	(in millions)
Transmission Revenues	$273.0	$187.2	$808.3	$605.2
Other Operation and Maintenance	31.8	30.9	77.0	76.2
Depreciation and Amortization	47.3	34.4	133.7	100.0
Taxes Other Than Income Taxes	44.3	36.3	130.4	106.5
Operating Income	149.6	85.6	467.2	322.5
Other Income	0.8	0.4	2.3	1.1
Allowance for Equity Funds Used During Construction	21.0	13.8	61.1	45.4
Non-Service Cost Components of Net Periodic Benefit Cost	0.7	0.7	2.0	2.1
Interest Expense	(27.8)	(24.2)	(73.8)	(66.8)
Income Before Income Tax Expense and Equity Earnings	144.3	76.3	458.8	304.3
Income Tax Expense	35.4	19.2	105.7	75.0
Equity Earnings of Unconsolidated Subsidiary	18.1	17.1	54.5	51.6
Net Income	127.0	74.2	407.6	280.9
Net Income Attributable to Noncontrolling Interests	0.9	0.9	2.8	2.5
Earnings Attributable to AEP Common Shareholders	$126.1	$73.3	$404.8	$278.4

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	September 30,
	2019	2018
	(in millions)
Plant in Service	$7,796.9	$6,307.3
Construction Work in Progress	1,903.4	1,823.0
Accumulated Depreciation and Amortization	383.7	244.3
Total Transmission Property, Net	$9,316.6	$7,886.0

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Third Quarter of 2018	$73.3

Changes in Transmission Revenues:
Transmission Revenues	85.8
Total Change in Transmission Revenues	85.8

Changes in Expenses and Other:
Other Operation and Maintenance	(0.9)
Depreciation and Amortization	(12.9)
Taxes Other Than Income Taxes	(8.0)
Other Income	0.4
Allowance for Equity Funds Used During Construction	7.2
Interest Expense	(3.6)
Total Change in Expenses and Other	(17.8)

Income Tax Expense	(16.2)
Equity Earnings of Unconsolidated Subsidiary	1.0

Third Quarter of 2019	$126.1

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•	Transmission Revenues increased $86 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $7 million primarily due to higher CWIP balances.

•	Interest Expense increased $4 million primarily due to higher long-term debt balances.

•	Income Tax Expense increased $16 million primarily due to higher pretax book income.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Nine Months Ended September 30, 2018	$278.4

Changes in Transmission Revenues:
Transmission Revenues	203.1
Total Change in Transmission Revenues	203.1

Changes in Expenses and Other:
Other Operation and Maintenance	(0.8)
Depreciation and Amortization	(33.7)
Taxes Other Than Income Taxes	(23.9)
Other Income	1.2
Allowance for Equity Funds Used During Construction	15.7
Non-Service Cost Components of Net Periodic Pension Cost	(0.1)
Interest Expense	(7.0)
Total Change in Expenses and Other	(48.6)

Income Tax Expense	(30.7)
Equity Earnings of Unconsolidated Subsidiary	2.9
Net Income Attributable to Noncontrolling Interests	(0.3)

Nine Months Ended September 30, 2019	$404.8

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•	Transmission Revenues increased $203 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $34 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $24 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $16 million primarily due to the following:

•	A $13 million increase primarily due to higher CWIP balances.

•	A $12 million increase due to the FERC’s approval of a settlement agreement.
These increases were partially offset by:

•	A $13 million decrease due to recent FERC audit findings.

•	Interest Expense increased $7 million primarily due to higher long-term debt balances.

•	Income Tax Expense increased $31 million primarily due to higher pretax book income with a partial offset due to the FERC’s approval of a settlement agreement.

GENERATION & MARKETING

	Three Months Ended September 30,		Nine Months Ended September 30,
Generation & Marketing	2019	2018	2019	2018
	(in millions)
Revenues	$533.7	$521.6	$1,428.2	$1,487.4
Fuel, Purchased Electricity and Other	403.8	405.0	1,117.8	1,167.8
Gross Margin	129.9	116.6	310.4	319.6
Other Operation and Maintenance	44.0	68.2	158.0	192.6
Asset Impairments and Other Related Charges	—	35.0	—	35.0
Depreciation and Amortization	20.6	12.0	49.1	26.4
Taxes Other Than Income Taxes	4.4	3.7	11.8	10.3
Operating Income (Loss)	60.9	(2.3)	91.5	55.3
Interest and Investment Income	1.9	3.6	6.0	9.9
Non-Service Cost Components of Net Periodic Benefit Cost	3.8	3.8	11.2	11.5
Interest Expense	(10.5)	(3.8)	(21.5)	(11.7)
Income Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	56.1	1.3	87.2	65.0
Income Tax Expense (Benefit)	(36.4)	(3.6)	(51.8)	3.7
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(3.8)	0.2	(5.9)	0.5
Net Income	88.7	5.1	133.1	61.8
Net Loss Attributable to Noncontrolling Interests	(1.3)	(0.2)	(6.4)	(0.5)
Earnings Attributable to AEP Common Shareholders	$90.0	$5.3	$139.5	$62.3

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions of MWhs)
Fuel Type:
Coal	2	4	4	10
Renewables	1	—	2	1
Total MWhs	3	4	6	11

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Third Quarter of 2018	$5.3

Changes in Gross Margin:
Generation	(10.6)
Retail, Trading and Marketing	12.9
Other Revenues	11.0
Total Change in Gross Margin	13.3

Changes in Expenses and Other:
Other Operation and Maintenance	24.2
Asset Impairments and Other Related Charges	35.0
Depreciation and Amortization	(8.6)
Taxes Other Than Income Taxes	(0.7)
Interest and Investment Income	(1.7)
Interest Expense	(6.7)
Total Change in Expenses and Other	41.5

Income Tax Expense (Benefit)	32.8
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(4.0)
Net Loss Attributable to Noncontrolling Interests	1.1

Third Quarter of 2019	$90.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•	Generation decreased $11 million primarily due to reduction in capacity revenues in 2019 partially due to the retirement of Conesville Units 5 & 6 in 2019.

•	Retail, Trading and Marketing increased $13 million due to higher trading and marketing activity in 2019.

•	Other Revenues increased $11 million primarily due to the Sempra Renewables LLC acquisition and other renewable projects placed in-service.

Expenses and Other, Income Tax Expense (Benefit) and Net Loss Attributable to Noncontrolling Interests changed between years as follows:

•	Other Operation and Maintenance expenses decreased $24 million due to the following:

•	A $20 million decrease due to the retirement of Conesville Units 5 & 6 in 2019.

•	An $11 million decrease due to the retirement of Stuart Plant in June of 2018.
These decreases were partially offset by:

•	A $7 million increase due to the acquisitions of Sempra Renewables LLC and Santa Rita East.

•	Asset Impairment and Other Related Charges decreased $35 million due to the impairment of Racine in the third quarter of 2018.

•	Depreciation and Amortization expenses increased $9 million due to a higher depreciable base from increased investments in wind farms and renewable energy sources.

•	Interest Expense increased $7 million primarily due to increased borrowing costs related to the Sempra Renewables LLC acquisition.

•
Income Tax Expense (Benefit) decreased $33 million primarily due to an increase in projected renewable PTC primarily driven by the Sempra Renewables LLC acquisition partially offset by an increase in pretax book income.

•	Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $4 million primarily due to the Sempra Renewables LLC acquisition.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Nine Months Ended September 30, 2018	$62.3

Changes in Gross Margin:
Generation	(55.1)
Retail, Trading and Marketing	28.0
Other Revenues	17.9
Total Change in Gross Margin	(9.2)

Changes in Expenses and Other:
Other Operation and Maintenance	34.6
Asset Impairments and Other Related Charges	35.0
Depreciation and Amortization	(22.7)
Taxes Other Than Income Taxes	(1.5)
Interest and Investment Income	(3.9)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.3)
Interest Expense	(9.8)
Total Change in Expenses and Other	31.4

Income Tax Expense (Benefit)	55.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(6.4)
Net Loss Attributable to Noncontrolling Interests	5.9

Nine Months Ended September 30, 2019	$139.5
The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•
Generation decreased $55 million primarily due to the reduction of capacity revenues and energy margins in 2019, a reduction in revenues due to the retirement of the Stuart Plant in 2018 and the retirement of Conesville Units 5 & 6 in 2019.

•	Retail, Trading and Marketing increased $28 million primarily due to higher retail margins due to lower market costs and higher delivered volumes and higher marketing activity in 2019.

•	Other Revenues increased $18 million primarily due to the Sempra Renewables LLC acquisition and other renewable projects placed in-service.

Expenses and Other, Income Tax Expense (Benefit), Equity Earnings (Loss) of Unconsolidated Subsidiaries and Net Loss Attributable to Noncontrolling Interests changed between years as follows:

•	Other Operation and Maintenance expenses decreased $35 million due to the following:

•	A $40 million decrease due to the retirement of Conesville Units 5 & 6 in 2019.

•	A $15 million decrease due to the retirement of Stuart Plant in June of 2018.
These decreases were partially offset by:

•	A $20 million increase due to the acquisitions of Sempra Renewables LLC and Santa Rita East.

•	Asset Impairment and Other Related Charges decreased $35 million due to the impairment of Racine in the third quarter of 2018.

•	Depreciation and Amortization expenses increased $23 million due to a higher depreciable base from increased investments in wind farms and renewable energy sources.

•	Interest and Investment Income decreased $4 million primarily due to a reduction in Advances to Affiliates which was driven by a dividend payment made to Parent in 2018.

•	Interest Expense increased $10 million primarily due to increased borrowing costs related to the Sempra Renewables LLC acquisition.

•
Income Tax Expense (Benefit) decreased $56 million primarily due to an increase in projected renewable PTC primarily driven by the Sempra Renewables LLC acquisition partially offset by an increase in pretax book income.

•	Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $6 million primarily due to the Sempra Renewables LLC acquisition.

•	Net Loss Attributable to Noncontrolling Interests increased $6 million primarily due to the Sempra Renewables LLC acquisition.

CORPORATE AND OTHER

Third Quarter of 2019 Compared to Third Quarter of 2018

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from $10 million in 2018 to a loss of $54 million in 2019 primarily due to:

•	A $40 million increase in income tax expense due to an increase in consolidating tax adjustments. This increase is offset primarily within the Generation & Marketing segment.

•	A $20 million increase in interest expense as a result of increased debt outstanding.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $17 million in 2018 to a loss of $116 million in 2019 primarily due to:

•	A $63 million increase in income tax expense primarily due to the following:

•	A $30 million increase due to an increase in consolidating tax adjustments. This increase is offset primarily within the Generation & Marketing segment.

•	An $18 million increase related to the enactment of the Kentucky state tax legislation in the second quarter of 2018.

•	A $10 million increase due to an increase in the allocation of the parent company loss benefit due to the tax sharing agreement with AEP Subsidiaries.

•
A $5 million increase due to the current year revaluation of AEP’s state deferred tax liability as a result of the state income tax filing requirement in Kansas associated with the Sempra Renewables LLC acquisition.

•	A $55 million increase in interest expense as a result of increased debt outstanding.

•	A $5 million impairment of an equity investment and related assets in 2019.

These items were partially offset by:

•	A $20 million impairment of an equity investment and related assets in 2018.

•	An $8 million increase in interest income due to a higher return on investments held by EIS.

AEP SYSTEM INCOME TAXES

Third Quarter of 2019 Compared to Third Quarter of 2018

Income Tax Expense (Benefit) increased $121 million primarily due to the prior year effects of the discrete impact of $124 million of amortization of Excess ADIT not subject to normalization requirements as a result of the Ohio and West Virginia Tax Reform Orders received in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Income Tax Expense (Benefit) decreased $63 million primarily due to increased amortization of Excess ADIT not subject to normalization requirements as a result of finalized Tax Reform orders and an increase in projected renewable income tax credits.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2019		December 31, 2018
	(dollars in millions)
Long-term Debt, including amounts due within one year	$25,881.2	53.5%	$23,346.7	52.7%
Short-term Debt	2,510.0	5.2	1,910.0	4.3
Total Debt	28,391.2	58.7	25,256.7	57.0
AEP Common Equity	19,716.4	40.7	19,028.4	42.9
Noncontrolling Interests	281.3	0.6	31.0	0.1
Total Debt and Equity Capitalization	$48,388.9	100.0%	$44,316.1	100.0%

AEP’s ratio of debt-to-total capital increased from 57% as of December 31, 2018 to 58.7% as of September 30, 2019 primarily due to an increase in debt to support distribution, transmission and renewable investment growth.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of September 30, 2019, AEP had a $4 billion revolving credit facility to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of September 30, 2019, available liquidity was approximately $2.6 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	June 2022
Cash and Cash Equivalents		348.8
Total Liquidity Sources		4,348.8
Less:	AEP Commercial Paper Outstanding	1,760.0

Net Available Liquidity		$2,588.8

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first nine months of 2019 was $2.2 billion.  The weighted-average interest rate for AEP’s commercial paper during 2019 was 2.66%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $405 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2019 was $204 million with maturities ranging from October 2019 to October 2020.

Securitized Accounts Receivables

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in July 2021.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of September 30, 2019, this contractually-defined percentage was 55.3%.  Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

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

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.70 per share in October 2019. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 13 for additional information.

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

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$444.1	$412.6
Net Cash Flows from Operating Activities	3,349.9	3,932.6
Net Cash Flows Used for Investing Activities	(5,357.6)	(4,688.7)
Net Cash Flows from Financing Activities	2,053.4	1,281.0
Net Increase in Cash, Cash Equivalents and Restricted Cash	45.7	524.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$489.8	$937.5

Operating Activities

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Net Income	$1,767.1	$1,566.5
Non-Cash Adjustments to Net Income (a)	1,838.8	1,728.7
Mark-to-Market of Risk Management Contracts	(41.6)	(95.4)
Property Taxes	341.7	304.8
Deferred Fuel Over/Under-Recovery, Net	93.7	210.6
Recovery of Ohio Capacity Costs	34.1	52.7
Refund of Global Settlement	(12.4)	(5.5)
Change in Other Noncurrent Assets	(9.6)	161.6
Change in Other Noncurrent Liabilities	(16.3)	141.9
Change in Certain Components of Working Capital	(645.6)	(133.3)
Net Cash Flows from Operating Activities	$3,349.9	$3,932.6

(a)	Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, AFUDC and Amortization of Nuclear Fuel.

Net Cash Flows from Operating Activities decreased by $583 million primarily due to the following:

•
A $512 million decrease in cash from Change in Certain Components of Working Capital. The decrease is primarily due to increase in purchases of fuel, material and supplies, decreased accrued taxes, higher employee-related payments and refund related to Tax Reform, partially offset by receivables due to the changes in timing.

•
A $171 million decrease in cash from Change in Other Noncurrent Assets primarily due to a change in regulatory assets as a result of AEP subsidiaries with rider recovery mechanisms. See Note 4 - Rate Matters for additional information.

•	A $158 million decrease in cash from Change in Other Noncurrent Liabilities primarily due to decreased Accumulated Provisions for Rate Refunds as a result of Tax Reform

•
A $117 million decrease in cash from Deferred Fuel Over/Under Recovery, Net primarily due to fluctuations APCo and WPCo as a result of the 2018 West Virginia Tax Reform Order, the full recovery of Ohio Phase in recovery rider and the fluctuations of fuel and purchase power cost at PSO.

These decreases in cash were partially offset by:

•	A $310 million increase in cash from Income from Continuing Operations, after non-cash adjustments. See Results of Operations for further detail.

Investing Activities

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Construction Expenditures	$(4,336.0)	$(4,688.4)
Acquisitions of Nuclear Fuel	(91.9)	(26.1)
Acquisition of Sempra Renewables LLC and Santa Rita East, net of cash and restricted cash acquired	(921.3)	—
Other	(8.4)	25.8
Net Cash Flows Used for Investing Activities	$(5,357.6)	$(4,688.7)

Net Cash Flows Used for Investing Activities increased by $669 million primarily due to the following:

•
A $921 million increase due to the acquisition of Sempra Renewables LLC and Santa Rita East. The $921 million represents a cash payment of $939 million, net of cash and restricted cash acquired of $18 million. See Note 6 - Acquisitions and Impairments for additional information.

This increase in the use of cash was partially offset by:

•
A $352 million decrease due to decreased construction expenditures, primarily driven by decreases at AEP Transmission Holdco of $210 million and Transmission and Distribution Utilities of $109 million.

Financing Activities

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Issuance of Common Stock	$44.7	$62.5
Issuance/Retirement of Debt, Net	3,063.9	2,206.2
Dividends Paid on Common Stock	(1,002.0)	(922.5)
Other	(53.2)	(65.2)
Net Cash Flows from Financing Activities	$2,053.4	$1,281.0

Net Cash Flows from Financing Activities increased by $772 million primarily due to the following:

•	A $936 million increase in cash due to decreased retirements of long-term debt. See Note 13 - Financing Activities for additional information.
This increase in cash was partially offset by:

•	An $80 million decrease in issuances of long-term debt. See Note 13 - Financing Activities for additional information.

•	An $80 million decrease in cash due to the increased common stock dividends payments primarily due to increase dividends per share from 2018 to 2019.

See “Long-term Debt Subsequent Events” section of Note 13 for Long-term debt and other securities issued, retired and principal payments made after September 30, 2019 through October 24, 2019, the date that the third quarter 10-Q was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $32.9 billion of capital expenditures for 2019 to 2023.  Capital expenditures related to North Central Wind Energy Facilities are excluded from these budgeted amounts. The expenditures are generally for transmission, generation, distribution, regulated and contracted renewables, and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-

term funding is arranged. For complete information of forecasted capital expenditures, see the “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report.

CONTRACTUAL OBLIGATION INFORMATION

A summary of contractual obligations is included in the 2018 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting standards.

ACCOUNTING STANDARDS

See Note 2 - New Accounting Standards for information related to accounting standards adopted in 2019 and standards effective in the future.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2018:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2019

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2018	$90.9	$(101.0)	$164.5	$154.4
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(65.5)	(5.0)	(14.3)	(84.8)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	8.8	8.8
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	12.8	12.8
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	76.9	(7.2)	—	69.7
Total MTM Risk Management Contract Net Assets (Liabilities) as of September 30, 2019	$102.3	$(113.2)	$171.8	160.9
Commodity Cash Flow Hedge Contracts				(97.3)
Interest Rate Cash Flow Hedge Contracts				1.9
Fair Value Hedge Contracts				25.1
Collateral Deposits				21.2
Total MTM Derivative Contract Net Assets as of September 30, 2019				$111.8

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of September 30, 2019, credit exposure net of collateral to sub investment grade counterparties was approximately 6.4%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of September 30, 2019, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$529.6	$0.3	$529.3	2	$218.3
Split Rating	0.8	—	0.8	1	0.8
No External Ratings:
Internal Investment Grade	138.2	—	138.2	3	84.2
Internal Noninvestment Grade	56.2	10.5	45.7	2	30.1
Total as of September 30, 2019	$724.8	$10.8	$714.0

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of September 30, 2019, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

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

VaR Model
Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2019				December 31, 2018
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.3	$1.2	$0.2	$0.1	$1.1	$1.8	$0.3	$0.1

VaR Model
Non-Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2019				December 31, 2018
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$8.5	$1.3	$0.2	$4.0	$16.5	$2.7	$0.4

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the nine months ended September 30, 2019 and 2018, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $24 million and $25 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Vertically Integrated Utilities	$2,598.9	$2,610.2	$7,087.6	$7,332.4
Transmission and Distribution Utilities	1,147.3	1,180.9	3,328.7	3,450.0
Generation & Marketing	501.2	486.5	1,323.8	1,399.3
Other Revenues	67.6	55.5	205.3	212.9
TOTAL REVENUES	4,315.0	4,333.1	11,945.4	12,394.6

EXPENSES
Fuel and Other Consumables Used for Electric Generation	631.2	840.4	1,662.5	1,909.1
Purchased Electricity for Resale	783.9	784.7	2,306.4	2,551.7
Other Operation	708.3	826.0	1,981.7	2,332.7
Maintenance	267.7	316.6	890.9	911.0
Depreciation and Amortization	645.2	602.6	1,873.6	1,695.5
Taxes Other Than Income Taxes	320.5	294.2	932.7	863.0
TOTAL EXPENSES	3,356.8	3,664.5	9,647.8	10,263.0

OPERATING INCOME	958.2	668.6	2,297.6	2,131.6

Other Income (Expense):
Other Income	3.2	6.3	18.4	18.5
Allowance for Equity Funds Used During Construction	43.0	30.9	122.3	92.4
Non-Service Cost Components of Net Periodic Benefit Cost	30.0	31.9	90.0	95.3
Interest Expense	(275.1)	(256.8)	(781.6)	(733.1)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	759.3	480.9	1,746.7	1,604.7

Income Tax Expense (Benefit)	40.6	(80.7)	30.7	93.5
Equity Earnings of Unconsolidated Subsidiaries	15.2	18.1	51.1	55.3

NET INCOME	733.9	579.7	1,767.1	1,566.5

Net Income (Loss) Attributable to Noncontrolling Interests	0.4	2.1	(0.5)	6.1

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$733.5	$577.6	$1,767.6	$1,560.4

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	493,839,034	492,984,741	493,579,430	492,649,456

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.49	$1.17	$3.58	$3.17

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	495,461,509	493,940,543	495,105,986	493,526,937

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.48	$1.17	$3.57	$3.16

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$733.9	$579.7	$1,767.1	$1,566.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $11.8 and $2.7 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(16.8) and $3.9 for the Nine Months Ended September 30, 2019 and 2018, Respectively	44.2	10.2	(63.3)	14.7
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.4) and $(0.4) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(1.1) and $(1.1) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(1.4)	(1.4)	(4.2)	(4.0)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	42.8	8.8	(67.5)	10.7

TOTAL COMPREHENSIVE INCOME	776.7	588.5	1,699.6	1,577.2

Total Other Comprehensive Income (Loss) Attributable To Noncontrolling Interests	0.4	2.1	(0.5)	6.1

TOTAL OTHER COMPREHENSIVE INCOME ATTIBUTABLE TO AEP COMMON SHAREHOLDERS	$776.3	$586.4	$1,700.1	$1,571.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital		Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2017	512.2	$3,329.4	$6,398.7		$8,626.7		$(67.8)	$26.6	$18,313.6

Issuance of Common Stock	0.5	3.3	28.9						32.2
Common Stock Dividends					(305.5)	(b)		(0.6)	(306.1)
Other Changes in Equity			16.9						16.9
ASU 2018-02 Adoption					14.0		(17.0)		(3.0)
ASU 2016-01 Adoption					11.9		(11.9)		—
Net Income					454.4			2.3	456.7
Other Comprehensive Income							1.3		1.3
TOTAL EQUITY – MARCH 31, 2018	512.7	3,332.7	6,444.5		8,801.5		(95.4)	28.3	18,511.6

Issuance of Common Stock	0.4	2.7	16.0						18.7
Common Stock Dividends					(306.8)	(b)		(1.3)	(308.1)
Other Changes in Equity			(1.9)					0.4	(1.5)
Net Income					528.4			1.7	530.1
Other Comprehensive Income							0.6		0.6
TOTAL EQUITY – JUNE 30, 2018	513.1	3,335.4	6,458.6		9,023.1		(94.8)	29.1	18,751.4

Issuance of Common Stock	0.2	1.1	10.5						11.6
Common Stock Dividends					(307.0)	(b)		(1.3)	(308.3)
Other Changes in Equity			3.5					0.1	3.6
Net Income					577.6			2.1	579.7
Other Comprehensive Income							8.8		8.8
TOTAL EQUITY – SEPTEMBER 30, 2018	513.3	$3,336.5	$6,472.6		$9,293.7		$(86.0)	$30.0	$19,046.8

TOTAL EQUITY – DECEMBER 31, 2018	513.5	$3,337.4	$6,486.1		$9,325.3		$(120.4)	$31.0	$19,059.4

Issuance of Common Stock	0.1	1.2	13.3						14.5
Common Stock Dividends					(332.5)	(c)		(1.1)	(333.6)
Other Changes in Equity			(56.6)	(a)				1.0	(55.6)
Net Income					572.8			1.3	574.1
Other Comprehensive Loss							(30.3)		(30.3)
TOTAL EQUITY – MARCH 31, 2019	513.6	3,338.6	6,442.8		9,565.6		(150.7)	32.2	19,228.5

Issuance of Common Stock	0.4	2.2	15.6						17.8
Common Stock Dividends					(332.7)	(c)		(1.8)	(334.5)
Other Changes in Equity			(3.1)					0.6	(2.5)
Acquisition of Sempra Renewables LLC								134.8	134.8
Net Income (Loss)					461.3			(2.2)	459.1
Other Comprehensive Loss							(80.0)		(80.0)
TOTAL EQUITY – JUNE 30, 2019	514.0	3,340.8	6,455.3		9,694.2		(230.7)	163.6	19,423.2

Issuance of Common Stock	0.1	1.1	11.3						12.4
Common Stock Dividends					(332.4)	(c)		(1.5)	(333.9)
Other Changes in Equity			0.5						0.5
Acquisition of Santa Rita East								118.8	118.8
Net Income					733.5			0.4	733.9
Other Comprehensive Income							42.8		42.8
TOTAL EQUITY – SEPTEMBER 30, 2019	514.1	$3,341.9	$6,467.1		$10,095.3		$(187.9)	$281.3	$19,997.7

(a)	Includes $(62) million related to a forward equity purchase contract associated with the issuance of Equity Units. See “Equity Units” section of Note 13 for additional information.

(b)	Common Stock dividends declared per AEP common share were $0.62.

(c)	Common Stock dividends declared per AEP common share were $0.67.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$348.8	$234.1
Restricted Cash (September 30, 2019 and December 31, 2018 Amounts Include $141 and $210, Respectively, Related to Transition Funding, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding and Santa Rita East)	141.0	210.0
Other Temporary Investments (September 30, 2019 and December 31, 2018 Amounts Include $193.4 and $152.7, Respectively, Related to EIS and Transource Energy)	198.4	159.1
Accounts Receivable:
Customers	609.0	699.0
Accrued Unbilled Revenues	268.8	209.3
Pledged Accounts Receivable – AEP Credit	955.6	999.8
Miscellaneous	36.6	55.2
Allowance for Uncollectible Accounts	(44.9)	(36.8)
Total Accounts Receivable	1,825.1	1,926.5
Fuel	437.8	341.5
Materials and Supplies	613.5	579.6
Risk Management Assets	186.7	162.8
Regulatory Asset for Under-Recovered Fuel Costs	98.5	150.1
Margin Deposits	54.2	141.4
Prepayments and Other Current Assets	262.4	208.8
TOTAL CURRENT ASSETS	4,166.4	4,113.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	22,624.4	21,699.9
Transmission	23,082.8	21,531.0
Distribution	21,991.0	21,195.4
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	4,510.2	4,265.0
Construction Work in Progress	5,244.5	4,393.9
Total Property, Plant and Equipment	77,452.9	73,085.2
Accumulated Depreciation and Amortization	18,760.2	17,986.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	58,692.7	55,099.1

OTHER NONCURRENT ASSETS
Regulatory Assets	3,131.4	3,310.4
Securitized Assets	938.7	920.6
Spent Nuclear Fuel and Decommissioning Trusts	2,835.2	2,474.9
Goodwill	52.5	52.5
Long-term Risk Management Assets	299.0	254.0
Operating Lease Assets	990.0	—
Deferred Charges and Other Noncurrent Assets	2,794.8	2,577.4
TOTAL OTHER NONCURRENT ASSETS	11,041.6	9,589.8

TOTAL ASSETS	$73,900.7	$68,802.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(in millions, except per-share and share amounts)
(Unaudited)

			September 30,	December 31,
			2019	2018
CURRENT LIABILITIES
Accounts Payable			$1,766.8	$1,874.3
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	750.0
Other Short-term Debt			1,760.0	1,160.0
Total Short-term Debt			2,510.0	1,910.0
Long-term Debt Due Within One Year (September 30, 2019 and December 31, 2018 Amounts Include $544.7 and $406.5, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy, Sabine and Restoration Funding)			1,327.7	1,698.5
Risk Management Liabilities			75.3	55.0
Customer Deposits			381.4	412.2
Accrued Taxes			883.4	1,218.0
Accrued Interest			304.8	231.7
Obligations Under Operating Leases			228.8	—
Regulatory Liability for Over-Recovered Fuel Costs			100.6	58.6
Other Current Liabilities			1,032.4	1,190.5
TOTAL CURRENT LIABILITIES			8,611.2	8,648.8

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2019 and December 31, 2018 Amounts Include $918.4 and $1,109.2, Respectively, Related to Transition Funding, DCC Fuel, Ohio Phase-in-Recovery Funding, Appalachian Consumer Rate Relief Funding, Transource Energy, Sabine and Restoration Funding)			24,553.5	21,648.2
Long-term Risk Management Liabilities			298.6	263.4
Deferred Income Taxes			7,427.8	7,086.5
Regulatory Liabilities and Deferred Investment Tax Credits			8,552.8	8,540.3
Asset Retirement Obligations			2,353.5	2,287.7
Employee Benefits and Pension Obligations			376.6	377.1
Obligations Under Operating Leases			801.1	—
Deferred Credits and Other Noncurrent Liabilities			790.0	782.6
TOTAL NONCURRENT LIABILITIES			45,153.9	40,985.8

TOTAL LIABILITIES			53,765.1	49,634.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Redeemable Noncontrolling Interest			67.3	69.4
Contingently Redeemable Performance Share Awards			70.6	39.4
TOTAL MEZZANINE EQUITY			137.9	108.8

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2019	2018
Shares Authorized	600,000,000	600,000,000
Shares Issued	514,140,235	513,450,036
(20,204,160 Shares were Held in Treasury as of September 30, 2019 and December 31, 2018, Respectively)			3,341.9	3,337.4
Paid-in Capital			6,467.1	6,486.1
Retained Earnings			10,095.3	9,325.3
Accumulated Other Comprehensive Income (Loss)			(187.9)	(120.4)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			19,716.4	19,028.4

Noncontrolling Interests			281.3	31.0

TOTAL EQUITY			19,997.7	19,059.4

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$73,900.7	$68,802.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$1,767.1	$1,566.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,873.6	1,695.5
Deferred Income Taxes	15.9	43.0
Allowance for Equity Funds Used During Construction	(122.3)	(92.4)
Mark-to-Market of Risk Management Contracts	(41.6)	(95.4)
Amortization of Nuclear Fuel	71.6	82.6
Property Taxes	341.7	304.8
Deferred Fuel Over/Under-Recovery, Net	93.7	210.6
Recovery of Ohio Capacity Costs	34.1	52.7
Refund of Global Settlement	(12.4)	(5.5)
Change in Other Noncurrent Assets	(9.6)	161.6
Change in Other Noncurrent Liabilities	(16.3)	141.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	125.0	(52.3)
Fuel, Materials and Supplies	(116.6)	98.7
Accounts Payable	(32.4)	(45.0)
Accrued Taxes, Net	(359.9)	(247.5)
Other Current Assets	60.2	11.7
Other Current Liabilities	(321.9)	101.1
Net Cash Flows from Operating Activities	3,349.9	3,932.6

INVESTING ACTIVITIES
Construction Expenditures	(4,336.0)	(4,688.4)
Purchases of Investment Securities	(951.5)	(1,591.2)
Sales of Investment Securities	874.2	1,550.9
Acquisitions of Nuclear Fuel	(91.9)	(26.1)
Acquisition of Sempra Renewables LLC and Santa Rita East, net of cash and restricted cash acquired	(921.3)	—
Other Investing Activities	68.9	66.1
Net Cash Flows Used for Investing Activities	(5,357.6)	(4,688.7)

FINANCING ACTIVITIES
Issuance of Common Stock	44.7	62.5
Issuance of Long-term Debt	3,492.4	3,572.0
Commercial Paper and Credit Facility Borrowings	—	205.6
Change in Short-term Debt, Net	600.0	604.0
Retirement of Long-term Debt	(1,023.5)	(1,959.5)
Make Whole Premium on Extinguishment of Long-term Debt	(5.0)	(10.3)
Commercial Paper and Credit Facility Repayments	—	(205.6)
Principal Payments for Finance Lease Obligations	(44.5)	(49.4)
Dividends Paid on Common Stock	(1,002.0)	(922.5)
Other Financing Activities	(8.7)	(15.8)
Net Cash Flows from Financing Activities	2,053.4	1,281.0

Net Increase in Cash, Cash Equivalents and Restricted Cash	45.7	524.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	444.1	412.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$489.8	$937.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$689.7	$631.3
Net Cash Paid (Received) for Income Taxes	22.8	(27.9)
Noncash Acquisitions Under Finance Leases	66.7	43.5
Construction Expenditures Included in Current Liabilities as of September 30,	1,018.9	882.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	—	12.1
Noncash Contribution of Assets by Noncontrolling Interest	—	84.0
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	—	2.1
Noncontrolling Interest assumed with Sempra Renewable LLC and Santa Rita East Acquisition	253.4	—
Liabilities assumed with Sempra Renewable LLC and Santa Rita East Acquisition	32.4	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	4,148	3,893	9,580	9,679
Commercial	3,152	2,987	7,997	7,916
Industrial	2,168	2,216	6,556	6,705
Miscellaneous	197	182	512	490
Total Retail (a)	9,665	9,278	24,645	24,790

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	—	180	234
Normal – Heating (b)	—	—	190	194

Actual – Cooling (c)	1,587	1,424	2,679	2,612
Normal – Cooling (b)	1,368	1,367	2,425	2,413

(a) Heating degree days are calculated on a 55 degree temperature base.
(b) Normal Heating/Cooling represents the thirty-year average of degree days.
(c) Cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$57.8

Changes in Gross Margin:
Retail Margins	12.6
Margins from Off-system Sales	16.7
Transmission Revenues	23.9
Other Revenues	4.7
Total Change in Gross Margin	57.9

Changes in Expenses and Other:
Other Operation and Maintenance	6.7
Depreciation and Amortization	(36.9)
Taxes Other Than Income Taxes	(3.5)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	(0.7)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.3)
Interest Expense	1.5
Total Change in Expenses and Other	(33.3)

Income Tax Expense (Benefit)	(5.4)

Third Quarter of 2019	$77.0
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•	Retail Margins increased $13 million primarily due to the following:

•	An $8 million increase in weather-related usage primarily due to an 11% increase in cooling degree days.

•	A $4 million increase in weather-normalized margins primarily in the residential class.

•
Margins from Off-system Sales increased $17 million due to higher affiliated PPA revenues. This increase was partially offset below in Other Operation and Maintenance expenses and in Depreciation and Amortization expenses.

•	Transmission Revenues increased $24 million primarily due to the recovery of increased transmission investment in ERCOT.

•
Other Revenues increased $5 million primarily due to securitization revenue related to Transition Funding. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $7 million primarily due to the following:

•
A $4 million decrease in expenses associated with Oklaunion Power Station. This decrease was partially offset in Margins from Off-system Sales above and in Depreciation and Amortization expenses below.

•	A $3 million decrease in ERCOT transmission expenses. This decrease was partially offset in Retail Margins above.

•	Depreciation and Amortization expenses increased $37 million primarily due to the following:

•
A $16 million increase in depreciation expense due to a change in the useful life of the Oklaunion Power Station. This increase was partially offset in Margins from Off-system Sales above and in Other Operation and Maintenance expenses above.

•	An $11 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets primarily related to advanced metering systems.

•	A $7 million increase in securitization amortizations primarily related to Transition Funding. This increase was offset in Other Revenues above and in Interest Expense below.

•	Taxes Other Than Income Taxes increased $4 million primarily due to increased property taxes as a result of additional investments in transmission and distribution assets and higher tax rates.

•	Interest Expense decreased $2 million primarily due to the following:

•
A $5 million decrease due to the deferral of previously recorded interest expense approved for recovery as a result of the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019.

•	A $3 million decrease in expense related to Transition Funding Securitization assets. This decrease was offset above in Other Revenues and Depreciation and Amortization expenses.
These decreases were partially offset by:

•	A $2 million increase due to higher long-term debt balances.

•	Income Tax Expense (Benefit) increased $5 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$151.1

Changes in Gross Margin:
Retail Margins	—
Margins from Off-system Sales	59.3
Transmission Revenues	62.3
Other Revenues	1.9
Total Change in Gross Margin	123.5

Changes in Expenses and Other:
Other Operation and Maintenance	(49.9)
Depreciation and Amortization	(99.9)
Taxes Other Than Income Taxes	(8.0)
Interest Income	1.5
Allowance for Equity Funds Used During Construction	(6.9)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.8)
Interest Expense	16.2
Total Change in Expenses and Other	(147.8)

Income Tax Expense (Benefit)	65.2

Nine Months Ended September 30, 2019	$192.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•	Retail Margins were unchanged primarily due to the following:

•	A $7 million decrease in revenues associated with the Transmission Cost Recovery Factor revenue rider. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	A $5 million decrease in weather-related usage primarily due to a 23% decrease in heating degree days, partially offset by a 3% increase in cooling degree days.
These decreases were offset by:

•	A $12 million increase in weather-normalized margins primarily in the residential and commercial classes.

•
Margins from Off-system Sales increased $59 million due to higher affiliated PPA revenues. This increase was partially offset below in Other Operation and Maintenance expenses and in Depreciation and Amortization expenses.

•	Transmission Revenues increased $62 million primarily due to recovery of increased transmission investment in ERCOT.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $50 million primarily due to the following:

•
A $64 million increase in expense due to the partial amortization of the Texas Storm Cost Securitization regulatory asset as a result of the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019. This increase was offset in Income Tax Expense (Benefit) below.

These increases were partially offset by:

•	A $7 million decrease in distribution expenses.

•	A $7 million decrease in ERCOT transmission expenses. This decrease was partially offset in Retail Margins above.

•
A $5 million decrease in expenses associated with Oklaunion Power Station. This decrease was partially offset in Margins from Off-system Sales above and in Depreciation and Amortization expenses below.

•	Depreciation and Amortization expenses increased $100 million primarily due to the following:

•
A $49 million increase in depreciation expense due to a change in the useful life of the Oklaunion Power Station. This increase was offset above in Margins from Off-system Sales and in Other Operation and Maintenance expenses.

•	A $34 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets primarily related to advanced metering systems.

•	A $9 million increase in securitization amortizations primarily related to Transition Funding. This increase was offset in Other Revenues above and in Interest Expense below.

•	A $6 million increase in ARO associated with Oklaunion Power Station.

•	Taxes Other Than Income Taxes increased $8 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

•
Allowance for Equity Funds Used During Construction decreased $7 million primarily due to a decrease in the Equity component as a result of higher short-term debt balances, partially offset by increased transmission projects.

•	Interest Expense decreased $16 million primarily due to:

•
A $21 million decrease due to the deferral of previously recorded interest expense approved for recovery as a result of the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019.

•	An $8 million decrease in expense related to Transition Funding Securitization assets. This decrease was offset above in Other Revenues and Depreciation and Amortization expenses.
These decreases were partially offset by:

•	An $11 million increase due to higher long-term debt balances.

•
Income Tax Expense (Benefit) decreased $65 million primarily due to the amortization of Excess ADIT not subject to normalization requirements as approved in the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019. This decrease was partially offset above in Other Operation and Maintenance expenses.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electric Transmission and Distribution	$445.4	$404.5	$1,190.3	$1,127.0
Sales to AEP Affiliates	42.7	27.5	125.1	63.3
Other Revenues	1.2	1.4	2.6	3.0
TOTAL REVENUES	489.3	433.4	1,318.0	1,193.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	11.2	13.2	29.1	27.9
Other Operation	128.2	133.4	349.2	368.4
Maintenance	21.7	23.2	136.9	67.8
Depreciation and Amortization	170.2	133.3	464.8	364.9
Taxes Other Than Income Taxes	39.8	36.3	110.3	102.3
TOTAL EXPENSES	371.1	339.4	1,090.3	931.3

OPERATING INCOME	118.2	94.0	227.7	262.0

Other Income (Expense):
Interest Income	0.4	0.5	1.5	—
Allowance for Equity Funds Used During Construction	5.1	5.8	8.3	15.2
Non-Service Cost Components of Net Periodic Benefit Cost	2.8	3.1	8.4	9.2
Interest Expense	(35.8)	(37.3)	(92.7)	(108.9)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	90.7	66.1	153.2	177.5

Income Tax Expense (Benefit)	13.7	8.3	(38.8)	26.4

NET INCOME	$77.0	$57.8	$192.0	$151.1

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$77.0	$57.8	$192.0	$151.1

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $0.2 and $0.2 for the Nine Months Ended September 30, 2019 and 2018, Respectively	0.3	0.3	0.8	0.8
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2019 and 2018, Respectively	—	—	0.1	0.1

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3	0.9	0.9

TOTAL COMPREHENSIVE INCOME	$77.3	$58.1	$192.9	$152.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$1,057.9	$1,124.6	$(12.6)	$2,169.9

Capital Contribution from Parent	100.0			100.0
ASU 2018-02 Adoption		1.8	(2.7)	(0.9)
Net Income		46.8		46.8
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2018	1,157.9	1,173.2	(15.0)	2,316.1

Net Income		46.5		46.5
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2018	1,157.9	1,219.7	(14.7)	2,362.9

Net Income		57.8		57.8
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$1,157.9	$1,277.5	$(14.4)	$2,421.0

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$1,257.9	$1,337.7	$(15.1)	$2,580.5

Capital Contribution from Parent	200.0			200.0
Net Income		34.4		34.4
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2019	1,457.9	1,372.1	(14.8)	2,815.2

Net Income		80.6		80.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2019	1,457.9	1,452.7	(14.5)	2,896.1

Net Income		77.0		77.0
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2019	$1,457.9	$1,529.7	$(14.2)	$2,973.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$3.1
Restricted Cash for Securitized Transition Funding	114.3	156.7
Advances to Affiliates	7.7	8.0
Accounts Receivable:
Customers	148.0	110.9
Affiliated Companies	17.6	15.0
Accrued Unbilled Revenues	82.7	70.4
Miscellaneous	0.2	1.9
Allowance for Uncollectible Accounts	(1.6)	(1.3)
Total Accounts Receivable	246.9	196.9
Fuel	7.1	8.8
Materials and Supplies	54.6	52.8
Accrued Tax Benefits	111.3	44.9
Prepayments and Other Current Assets	6.4	5.3
TOTAL CURRENT ASSETS	548.4	476.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	351.8	352.1
Transmission	4,102.8	3,683.6
Distribution	4,122.2	4,043.2
Other Property, Plant and Equipment	775.3	727.9
Construction Work in Progress	978.4	836.2
Total Property, Plant and Equipment	10,330.5	9,643.0
Accumulated Depreciation and Amortization	1,742.7	1,651.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,587.8	7,991.8

OTHER NONCURRENT ASSETS
Regulatory Assets	259.6	430.0
Securitized Assets (September 30, 2019 and December 31, 2018 Amounts Include $693 and $636.8, Respectively, Related to Transition Funding and Restoration Funding)	698.1	649.1
Deferred Charges and Other Noncurrent Assets	161.9	56.3
TOTAL OTHER NONCURRENT ASSETS	1,119.6	1,135.4

TOTAL ASSETS	$10,255.8	$9,603.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT LIABILITIES
Advances from Affiliates	$74.8	$216.0
Accounts Payable:
General	224.1	276.5
Affiliated Companies	41.0	30.3
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2019 and December 31, 2018 Amounts Include $280.8 and $251.1, Respectively, Related to Transition Funding and Restoration Funding)	391.4	501.1
Risk Management Liabilities	0.3	0.2
Accrued Taxes	108.5	75.5
Accrued Interest (September 30, 2019 and December 31, 2018 Amounts Include $6.1 and $11.3, Respectively, Related to Transition Funding and Restoration Funding)	50.6	37.3
Oklaunion Purchase Power Agreement	28.7	24.3
Obligations Under Operating Leases	11.7	—
Other Current Liabilities	85.1	98.3
TOTAL CURRENT LIABILITIES	1,016.2	1,259.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2019 and December 31, 2018 Amounts Include $530.5 and $540.1, Respectively, Related to Transition Funding and Restoration Funding)	3,755.1	3,380.2
Long-term Risk Management Liabilities	0.1	—
Deferred Income Taxes	977.7	913.1
Regulatory Liabilities and Deferred Investment Tax Credits	1,325.1	1,344.3
Oklaunion Purchase Power Agreement	—	22.1
Obligations Under Operating Leases	71.1	—
Deferred Credits and Other Noncurrent Liabilities	137.1	104.0
TOTAL NONCURRENT LIABILITIES	6,266.2	5,763.7

TOTAL LIABILITIES	7,282.4	7,023.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,457.9	1,257.9
Retained Earnings	1,529.7	1,337.7
Accumulated Other Comprehensive Income (Loss)	(14.2)	(15.1)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,973.4	2,580.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$10,255.8	$9,603.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$192.0	$151.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	464.8	364.9
Deferred Income Taxes	(0.6)	(21.2)
Allowance for Equity Funds Used During Construction	(8.3)	(15.2)
Mark-to-Market of Risk Management Contracts	0.2	—
Change in Other Noncurrent Assets	0.5	(55.7)
Change in Other Noncurrent Liabilities	6.5	67.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(50.0)	(26.5)
Fuel, Materials and Supplies	(0.1)	(2.4)
Accounts Payable	17.8	(19.1)
Accrued Taxes, Net	(33.4)	40.0
Other Current Assets	(0.7)	(6.3)
Other Current Liabilities	(12.9)	14.1
Net Cash Flows from Operating Activities	575.8	490.8

INVESTING ACTIVITIES
Construction Expenditures	(954.5)	(1,096.1)
Change in Advances to Affiliates, Net	0.3	103.9
Other Investing Activities	18.4	31.1
Net Cash Flows Used for Investing Activities	(935.8)	(961.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	200.0	100.0
Issuance of Long-term Debt – Nonaffiliated	627.5	494.0
Change in Advances from Affiliates, Net	(141.2)	77.8
Retirement of Long-term Debt – Nonaffiliated	(366.8)	(231.7)
Principal Payments for Finance Lease Obligations	(3.8)	(3.6)
Other Financing Activities	(1.1)	0.9
Net Cash Flows from Financing Activities	314.6	437.4

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding	(45.4)	(32.9)
Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding at Beginning of Period	159.8	157.2
Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding at End of Period	$114.4	$124.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$95.1	$92.2
Net Cash Paid (Received) for Income Taxes	28.7	(14.2)
Noncash Acquisitions Under Finance Leases	6.9	8.9
Construction Expenditures Included in Current Liabilities as of September 30,	183.6	176.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of September 30,
	2019	2018
	(in millions)
Plant In Service	$7,409.0	$5,988.7
Construction Work in Progress	1,858.4	1,772.9
Accumulated Depreciation and Amortization	368.8	234.6
Total Transmission Property, Net	$8,898.6	$7,527.0

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$78.1

Changes in Transmission Revenues:
Transmission Revenues	65.3
Total Change in Transmission Revenues	65.3

Changes in Expenses and Other:
Other Operation and Maintenance	(1.9)
Depreciation and Amortization	(10.4)
Taxes Other Than Income Taxes	(7.7)
Interest Income	0.3
Allowance for Equity Funds Used During Construction	3.0
Interest Expense	(6.6)
Total Change in Expenses and Other	(23.3)

Income Tax Expense	(12.5)

Third Quarter of 2019	$107.6

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•	Transmission Revenues increased $65 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $3 million primarily due to higher CWIP balances.

•	Interest Expense increased $7 million primarily due to higher long-term debt balances.

•	Income Tax Expense increased $13 million primarily due to higher pretax book income.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$244.2

Changes in Transmission Revenues:
Transmission Revenues	183.9
Total Change in Transmission Revenues	183.9

Changes in Expenses and Other:
Other Operation and Maintenance	(3.4)
Depreciation and Amortization	(30.9)
Taxes Other Than Income Taxes	(23.3)
Interest Income	0.8
Allowance for Equity Funds Used During Construction	12.4
Interest Expense	(8.8)
Total Change in Expenses and Other	(53.2)

Income Tax Expense	(27.0)

Nine Months Ended September 30, 2019	$347.9

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•	Transmission Revenues increased $184 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Depreciation and Amortization expenses increased $31 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $23 million primarily due to higher property taxes as a result of increased transmission investment.

•	Allowance for Equity Funds Used During Construction increased $12 million primarily due to the following:

•	A $13 million increase primarily due to higher CWIP balances.

•	A $12 million increase due to the FERC’s approval of a settlement agreement.
These increases were partially offset by:

•	A $13 million decrease due to recent FERC audit findings.

•	Interest Expense increased $9 million primarily due to higher long-term debt balances.

•	Income Tax Expense increased $27 million primarily due to higher pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Transmission Revenues	$54.0	$46.0	$162.1	$132.3
Sales to AEP Affiliates	205.7	148.4	608.0	453.8
Other Revenues	—	—	—	0.1
TOTAL REVENUES	259.7	194.4	770.1	586.2

EXPENSES
Other Operation	26.0	24.5	61.7	59.6
Maintenance	3.2	2.8	8.9	7.6
Depreciation and Amortization	45.3	34.9	128.4	97.5
Taxes Other Than Income Taxes	42.9	35.2	126.2	102.9
TOTAL EXPENSES	117.4	97.4	325.2	267.6

OPERATING INCOME	142.3	97.0	444.9	318.6

Other Income (Expense):
Interest Income	0.8	0.5	2.1	1.3
Allowance for Equity Funds Used During Construction	21.0	18.0	61.1	48.7
Interest Expense	(26.4)	(19.8)	(69.5)	(60.7)

INCOME BEFORE INCOME TAX EXPENSE	137.7	95.7	438.6	307.9

Income Tax Expense	30.1	17.6	90.7	63.7

NET INCOME	$107.6	$78.1	$347.9	$244.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2017	$1,816.6	$773.3	$2,589.9

Capital Contribution from Member	65.0		65.0
Net Income		84.1	84.1
TOTAL MEMBER'S EQUITY – MARCH 31, 2018	1,881.6	857.4	2,739.0

Capital Contributions from Member	312.0		312.0
Net Income		82.0	82.0
TOTAL MEMBER'S EQUITY – JUNE 30, 2018	2,193.6	939.4	3,133.0

Capital Contribution from Member	205.0		205.0
Net Income		78.1	78.1
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2018	$2,398.6	$1,017.5	$3,416.1

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2018	$2,480.6	$1,089.2	$3,569.8

Net Income		104.3	104.3
TOTAL MEMBER'S EQUITY – MARCH 31, 2019	2,480.6	1,193.5	3,674.1

Net Income		136.0	136.0
TOTAL MEMBER'S EQUITY – JUNE 30, 2019	2,480.6	1,329.5	3,810.1

Net Income		107.6	107.6
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2019	$2,480.6	$1,437.1	$3,917.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Advances to Affiliates	$275.2	$96.9
Accounts Receivable:
Customers	23.5	11.8
Affiliated Companies	61.3	61.0
Total Accounts Receivable	84.8	72.8
Materials and Supplies	15.1	19.0
Accrued Tax Benefits	9.7	33.4
Prepayments and Other Current Assets	4.4	3.4
TOTAL CURRENT ASSETS	389.2	225.5

TRANSMISSION PROPERTY
Transmission Property	7,181.8	6,515.8
Other Property, Plant and Equipment	227.2	174.0
Construction Work in Progress	1,858.4	1,578.3
Total Transmission Property	9,267.4	8,268.1
Accumulated Depreciation and Amortization	368.8	271.9
TOTAL TRANSMISSION PROPERTY – NET	8,898.6	7,996.2

OTHER NONCURRENT ASSETS
Accounts Receivable – Affiliated Companies	4.8	—
Regulatory Assets	7.3	12.9
Deferred Property Taxes	47.2	157.9
Deferred Charges and Other Noncurrent Assets	5.6	1.6
TOTAL OTHER NONCURRENT ASSETS	64.9	172.4

TOTAL ASSETS	$9,352.7	$8,394.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT LIABILITIES
Advances from Affiliates	$9.1	$45.4
Accounts Payable:
General	319.1	347.2
Affiliated Companies	57.1	56.0
Long-term Debt Due Within One Year – Nonaffiliated	85.0	85.0
Accrued Taxes	172.4	288.9
Accrued Interest	39.7	15.9
Obligations Under Operating Leases	2.3	—
Other Current Liabilities	25.5	3.8
TOTAL CURRENT LIABILITIES	710.2	842.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,426.9	2,738.0
Deferred Income Taxes	751.4	704.4
Regulatory Liabilities	541.2	521.3
Obligations Under Operating Leases	2.2	—
Deferred Credits and Other Noncurrent Liabilities	3.1	18.4
TOTAL NONCURRENT LIABILITIES	4,724.8	3,982.1

TOTAL LIABILITIES	5,435.0	4,824.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,480.6	2,480.6
Retained Earnings	1,437.1	1,089.2
TOTAL MEMBER’S EQUITY	3,917.7	3,569.8

TOTAL LIABILITIES AND MEMBER’S EQUITY	$9,352.7	$8,394.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$347.9	$244.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	128.4	97.5
Deferred Income Taxes	36.7	76.3
Allowance for Equity Funds Used During Construction	(61.1)	(48.7)
Property Taxes	110.7	86.9
Long-term Accounts Receivable – Affiliated	(4.8)	(3.1)
Change in Other Noncurrent Assets	5.8	12.7
Change in Other Noncurrent Liabilities	(3.8)	18.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(5.1)	23.5
Materials and Supplies	3.9	(2.8)
Accounts Payable	4.1	3.3
Accrued Taxes, Net	(92.8)	(73.2)
Accrued Interest	23.8	20.9
Other Current Assets	(1.0)	(0.5)
Other Current Liabilities	(8.5)	(28.0)
Net Cash Flows from Operating Activities	484.2	427.0

INVESTING ACTIVITIES
Construction Expenditures	(959.9)	(1,171.8)
Change in Advances to Affiliates, Net	(178.3)	(131.7)
Acquisitions of Assets	(7.6)	(13.2)
Other Investing Activities	12.0	1.2
Net Cash Flows Used for Investing Activities	(1,133.8)	(1,315.5)

FINANCING ACTIVITIES
Capital Contributions from Member	—	582.0
Issuance of Long-term Debt – Nonaffiliated	685.9	321.1
Change in Advances from Affiliates, Net	(36.3)	(14.6)
Net Cash Flows from Financing Activities	649.6	888.5

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$43.0	$38.4
Net Cash Paid (Received) for Income Taxes	29.8	(32.1)
Construction Expenditures Included in Current Liabilities as of September 30,	315.1	237.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	2,728	2,662	8,401	8,895
Commercial	1,721	1,715	4,812	4,980
Industrial	2,487	2,433	7,180	7,181
Miscellaneous	216	215	640	644
Total Retail (a)	7,152	7,025	21,033	21,700

Wholesale	938	1,143	2,667	2,252

Total KWhs	8,090	8,168	23,700	23,952

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	—	1,295	1,518
Normal – Heating (b)	3	2	1,407	1,410

Actual – Cooling (c)	1,071	950	1,530	1,495
Normal – Cooling (b)	815	814	1,194	1,184

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$87.1

Changes in Gross Margin:
Retail Margins	68.2
Transmission Revenues	12.8
Other Revenues	0.7
Total Change in Gross Margin	81.7

Changes in Expenses and Other:
Other Operation and Maintenance	27.2
Depreciation and Amortization	(13.0)
Taxes Other Than Income Taxes	(3.1)
Interest Income	(0.1)
Carrying Costs Income	(0.2)
Allowance for Equity Funds Used During Construction	0.7
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	(0.8)
Total Change in Expenses and Other	10.5

Income Tax Expense (Benefit)	(75.0)

Third Quarter of 2019	$104.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $68 million primarily due to the following:

•
A $78 million increase due to a 2018 reduction in the deferred fuel under recovery balance as a result of the 2018 West Virginia Tax Reform settlement. This increase was offset in Income Tax Expense (Benefit) below.

•	A $15 million increase in deferred fuel related to recoverable PJM expenses that were offset below.

•	An $11 million increase in weather-related usage primarily driven by a 13% increase in cooling degree days.

•	A $10 million increase due to 2018 Virginia legislation which increased non-recoverable fuel expense in the prior year.

•	An $8 million increase due to revenue primarily from rate riders in West Virginia. This increase was offset in other expense items below.

•	A $6 million increase due to a base rate increase in West Virginia implemented in March 2019.
These increases were partially offset by:

•	A $56 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense (Benefit) below.

•	A $3 million decrease in weather-normalized margins occurring across all retail classes.

•	Transmission Revenues increased $13 million primarily due to 2018 provisions for refunds.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $27 million primarily due to the following:

•	A $39 million decrease due to the extinguishment of certain regulatory asset balances as agreed to within the 2018 West Virginia Tax Reform settlement.

•	A $4 million decrease in maintenance expense at various generation plants.
These decreases were partially offset by:

•	An $11 million increase in recoverable PJM transmission expenses which were partially offset within Gross Margins above.

•	A $9 million increase in PJM expenses related to the annual formula rate true-up.

•	Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base and an increase in West Virginia depreciation rates beginning in March 2019.

•	Taxes Other Than Income Taxes increased $3 million primarily due to an increase in West Virginia business and occupational taxes.

•
Income Tax Expense (Benefit) increased $75 million primarily due to a one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 West Virginia Tax Reform settlement. This increase was partially offset in Gross Margin and Other Operation and Maintenance expenses above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$290.0

Changes in Gross Margin:
Retail Margins	(11.0)
Margins from Off-system Sales	2.0
Transmission Revenues	25.9
Other Revenues	1.1
Total Change in Gross Margin	18.0

Changes in Expenses and Other:
Other Operation and Maintenance	14.4
Depreciation and Amortization	(28.8)
Taxes Other Than Income Taxes	(7.4)
Interest Income	0.8
Carrying Costs Income	(1.2)
Allowance for Equity Funds Used During Construction	2.9
Non-Service Cost Components of Net Periodic Benefit Cost	(0.6)
Interest Expense	(6.5)
Total Change in Expenses and Other	(26.4)

Income Tax Expense (Benefit)	11.9

Nine Months Ended September 30, 2019	$293.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $11 million primarily due to the following:

•	A $91 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense (Benefit) below.

•	A $23 million decrease in weather-normalized margins occurring across all retail classes.

•	A $22 million decrease in weather-related usage primarily driven by a 15% decrease in heating degree days partially offset by a 2% increase in cooling degree days.
These decreases were partially offset by:

•
A $78 million increase due to a 2018 reduction in the deferred fuel under recovery balance as a result of the 2018 West Virginia Tax Reform settlement. This increase was offset in Income Tax Expense (Benefit) below.

•	A $14 million increase primarily due to revenue from rate riders in West Virginia. This increase was offset in other expense items below.

•	A $12 million increase due to base rate increases in West Virginia implemented in March 2019.

•	A $12 million increase in deferred fuel related to recoverable PJM expenses that were offset below.

•	A $10 million increase due to 2018 Virginia legislation which increased non-recoverable fuel expense at APCo in the prior year.

•	Transmission Revenues increased $26 million primarily due to 2018 provisions for refunds.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $14 million primarily due to the following:

•	A $39 million decrease due to the extinguishment of certain regulatory asset balances as agreed to within the 2018 West Virginia Tax Reform settlement.

•
A $10 million decrease in expense due to lower current year amortization of certain regulatory assets that were extinguished in August 2018 as agreed to within the 2018 West Virginia Tax Reform settlement.

•	An $8 million decrease in maintenance expense at various generation plants.

•	A $5 million decrease in vegetation management expenses.

•	A $5 million decrease in storm-related expenses.

•	A $5 million decrease in estimated expenses for claims related to asbestos exposure.
These decreases were partially offset by:

•	A $42 million increase in PJM expenses primarily related to the annual formula rate true-up.

•
A $13 million increase due to 2019 contributions to benefit low income West Virginia residential customers as a result of the 2018 West Virginia Tax Reform settlement. This increase was offset in Income Tax Expense (Benefit) below.

•	A $5 million increase in employee-related expenses.

•	Depreciation and Amortization expenses increased $29 million primarily due to a higher depreciable base and an increase in West Virginia depreciation rates beginning in March 2019.

•	Taxes Other Than Income Taxes increased $7 million primarily due to an increase in West Virginia business and occupational taxes.

•	Interest Expense increased $7 million primarily due to higher long-term debt balances.

•
Income Tax Expense (Benefit) decreased $12 million primarily due to an increase in amortization of Excess ADIT not subject to normalization requirements and a decrease in pretax book income. This benefit was partially offset by the one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 West Virginia Tax Reform settlement. This decrease was partially offset in Gross Margin and Other Operation and Maintenance expenses above.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electric Generation, Transmission and Distribution	$696.7	$716.8	$2,041.3	$2,103.1
Sales to AEP Affiliates	56.6	42.9	154.6	138.7
Other Revenues	2.2	2.3	8.2	7.6
TOTAL REVENUES	755.5	762.0	2,204.1	2,249.4

EXPENSES
Fuel and Other Consumables Used for Electric Generation	177.3	263.4	521.8	487.7
Purchased Electricity for Resale	78.3	80.4	253.4	350.8
Other Operation	140.4	131.9	416.2	380.0
Maintenance	61.5	97.2	184.3	234.9
Depreciation and Amortization	118.7	105.7	348.3	319.5
Taxes Other Than Income Taxes	36.7	33.6	108.5	101.1
TOTAL EXPENSES	612.9	712.2	1,832.5	1,874.0

OPERATING INCOME	142.6	49.8	371.6	375.4

Other Income (Expense):
Interest Income	0.3	0.4	2.1	1.3
Carrying Costs Income	—	0.2	—	1.2
Allowance for Equity Funds Used During Construction	4.8	4.1	12.5	9.6
Non-Service Cost Components of Net Periodic Benefit Cost	4.3	4.5	12.8	13.4
Interest Expense	(51.6)	(50.8)	(152.5)	(146.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	100.4	8.2	246.5	254.9

Income Tax Expense (Benefit)	(3.9)	(78.9)	(47.0)	(35.1)

NET INCOME	$104.3	$87.1	$293.5	$290.0

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$104.3	$87.1	$293.5	$290.0

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(0.2) and $(0.2) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2) and $(0.2) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(0.5) and $(0.6) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(0.6)	(0.7)	(1.9)	(2.3)

TOTAL OTHER COMPREHENSIVE LOSS	(0.9)	(1.0)	(2.6)	(3.0)

TOTAL COMPREHENSIVE INCOME	$103.4	$86.1	$290.9	$287.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$260.4	$1,828.7	$1,714.1	$1.3	$3,804.5

Common Stock Dividends			(40.0)		(40.0)
ASU 2018-02 Adoption			0.1	0.3	0.4
Net Income			125.5		125.5
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2018	260.4	1,828.7	1,799.7	0.6	3,889.4

Common Stock Dividends			(40.0)		(40.0)
Net Income			77.4		77.4
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2018	260.4	1,828.7	1,837.1	(0.4)	3,925.8

Common Stock Dividends			(40.0)		(40.0)
Net Income			87.1		87.1
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$260.4	$1,828.7	$1,884.2	$(1.4)	$3,971.9

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$260.4	$1,828.7	$1,922.0	$(5.0)	$4,006.1

Common Stock Dividends			(50.0)		(50.0)
Net Income			133.7		133.7
Other Comprehensive Loss				(0.8)	(0.8)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2019	260.4	1,828.7	2,005.7	(5.8)	4,089.0

Common Stock Dividends			(50.0)		(50.0)
Net Income			55.5		55.5
Other Comprehensive Loss				(0.9)	(0.9)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2019	260.4	1,828.7	2,011.2	(6.7)	4,093.6

Common Stock Dividends			(25.0)		(25.0)
Net Income			104.3		104.3
Other Comprehensive Loss				(0.9)	(0.9)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2019	$260.4	$1,828.7	$2,090.5	$(7.6)	$4,172.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$3.5	$4.2
Restricted Cash for Securitized Funding	17.1	25.6
Advances to Affiliates	22.7	23.0
Accounts Receivable:
Customers	112.1	146.5
Affiliated Companies	56.4	73.4
Accrued Unbilled Revenues	56.9	63.5
Miscellaneous	1.0	2.3
Allowance for Uncollectible Accounts	(2.3)	(2.3)
Total Accounts Receivable	224.1	283.4
Fuel	108.8	61.3
Materials and Supplies	102.1	100.1
Risk Management Assets	56.5	57.2
Regulatory Asset for Under-Recovered Fuel Costs	43.7	99.6
Prepayments and Other Current Assets	36.3	44.3
TOTAL CURRENT ASSETS	614.8	698.7

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,560.5	6,509.6
Transmission	3,412.4	3,317.7
Distribution	4,126.7	3,989.4
Other Property, Plant and Equipment	525.3	485.8
Construction Work in Progress	667.4	490.2
Total Property, Plant and Equipment	15,292.3	14,792.7
Accumulated Depreciation and Amortization	4,300.2	4,124.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,992.1	10,668.3

OTHER NONCURRENT ASSETS
Regulatory Assets	474.2	475.8
Securitized Assets	240.6	258.7
Long-term Risk Management Assets	0.2	0.9
Operating Lease Assets	79.4	—
Deferred Charges and Other Noncurrent Assets	159.3	188.1
TOTAL OTHER NONCURRENT ASSETS	953.7	923.5

TOTAL ASSETS	$12,560.6	$12,290.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)

	September 30,	December 31,
	2019	2018
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$40.4	$205.6
Accounts Payable:
General	298.5	263.8
Affiliated Companies	90.8	84.0
Long-term Debt Due Within One Year – Nonaffiliated	215.6	430.7
Risk Management Liabilities	1.1	0.4
Customer Deposits	85.1	88.4
Accrued Taxes	58.2	89.3
Accrued Interest	67.5	41.5
Obligations Under Operating Leases	15.3	—
Other Current Liabilities	107.6	150.3
TOTAL CURRENT LIABILITIES	980.1	1,354.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,147.3	3,631.9
Long-term Risk Management Liabilities	0.3	0.2
Deferred Income Taxes	1,640.8	1,625.8
Regulatory Liabilities and Deferred Investment Tax Credits	1,336.9	1,449.7
Asset Retirement Obligations	108.2	107.1
Employee Benefits and Pension Obligations	52.7	57.1
Obligations Under Operating Leases	64.8	—
Deferred Credits and Other Noncurrent Liabilities	57.5	58.6
TOTAL NONCURRENT LIABILITIES	7,408.5	6,930.4

TOTAL LIABILITIES	8,388.6	8,284.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,090.5	1,922.0
Accumulated Other Comprehensive Income (Loss)	(7.6)	(5.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,172.0	4,006.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,560.6	$12,290.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$293.5	$290.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	348.3	319.5
Deferred Income Taxes	(101.9)	(83.8)
Allowance for Equity Funds Used During Construction	(12.5)	(9.6)
Mark-to-Market of Risk Management Contracts	2.2	(43.7)
Deferred Fuel Over/Under-Recovery, Net	60.8	12.8
Change in Other Noncurrent Assets	6.7	94.8
Change in Other Noncurrent Liabilities	(29.6)	3.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	61.7	39.4
Fuel, Materials and Supplies	(49.2)	53.0
Accounts Payable	40.1	(21.5)
Accrued Taxes, Net	(30.2)	(20.2)
Other Current Assets	6.8	(7.9)
Other Current Liabilities	(25.1)	64.1
Net Cash Flows from Operating Activities	571.6	690.7

INVESTING ACTIVITIES
Construction Expenditures	(607.1)	(575.8)
Change in Advances to Affiliates, Net	0.3	0.4
Other Investing Activities	22.8	10.0
Net Cash Flows Used for Investing Activities	(584.0)	(565.4)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	478.2	103.3
Change in Advances from Affiliates, Net	(165.2)	(87.5)
Retirement of Long-term Debt – Nonaffiliated	(180.4)	(24.0)
Principal Payments for Finance Lease Obligations	(5.0)	(5.2)
Dividends Paid on Common Stock	(125.0)	(120.0)
Other Financing Activities	0.6	1.0
Net Cash Flows from (Used for) Financing Activities	3.2	(132.4)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(9.2)	(7.1)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	29.8	19.2
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$20.6	$12.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$120.6	$104.5
Net Cash Paid for Income Taxes	58.7	26.7
Noncash Acquisitions Under Finance Leases	7.1	3.9
Construction Expenditures Included in Current Liabilities as of September 30,	134.2	87.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	1,496	1,562	4,159	4,430
Commercial	1,312	1,348	3,555	3,708
Industrial	1,937	2,018	5,742	5,920
Miscellaneous	16	15	49	50
Total Retail (a)	4,761	4,943	13,505	14,108

Wholesale	2,398	2,613	6,842	7,927

Total KWhs	7,159	7,556	20,347	22,035

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	2	2,456	2,523
Normal – Heating (b)	11	10	2,412	2,413

Actual – Cooling (c)	684	722	917	1,084
Normal – Cooling (b)	573	574	836	837

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$72.7

Changes in Gross Margin:
Retail Margins	17.5
Transmission Revenues	(1.7)
Other Revenues	3.4
Total Change in Gross Margin	19.2

Changes in Expenses and Other:
Other Operation and Maintenance	(17.1)
Depreciation and Amortization	(2.9)
Taxes Other Than Income Taxes	(2.1)
Other Income	(2.6)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	5.7
Total Change in Expenses and Other	(19.1)

Income Tax Expense (Benefit)	16.0

Third Quarter of 2019	$88.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $18 million primarily due to the following:

•	A $19 million increase from rate proceedings. This increase was partially offset in other expense items below.

•	An $8 million increase related to rider revenues, primarily due to the timing of the Indiana PJM/OSS rider recovery. This increase was partially offset in other expense items below.
These increases were partially offset by:

•	A $6 million decrease in weather-normalized margins across all retail classes.

•	A $3 million decrease in weather-related usage primarily due to a 5% decrease in cooling degree days.

•
Other Revenues increased $3 million primarily due to an increase in barging deliveries by River Transportation Division (RTD). The increase in RTD revenue was offset by a corresponding increase in Other Operation and Maintenance expenses for barging activities discussed below.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses increased $17 million primarily due to the following:

•
A $15 million increase in transmission expenses primarily due to a $10 million increase in recoverable PJM expenses and a $6 million increase from the amortization of credits under the 2018 Regional Transmission Enhancement Plan settlement. This increase was partially offset in Retail Margins above.

•	A $4 million increase in RTD expenses for barging activities. The increase in RTD expenses was offset by a corresponding increase in Other Revenues from barging activities discussed above.

•	Depreciation and Amortization expenses increased $3 million primarily due to a higher depreciable base. This increase was partially offset in Retail Margins above.

•	Interest Expense decreased $6 million primarily due to the reissuance of long-term debt at lower interest rates in 2018.

•	Income Tax Expense (Benefit) decreased $16 million primarily due to increased amortization of Excess ADIT not subject to normalization requirements and a decrease in flow-through tax expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$231.6

Changes in Gross Margin:
Retail Margins	89.7
Margins from Off-system Sales	(9.4)
Transmission Revenues	(12.0)
Other Revenues	3.7
Total Change in Gross Margin	72.0

Changes in Expenses and Other:
Other Operation and Maintenance	(36.6)
Depreciation and Amortization	(54.5)
Taxes Other Than Income Taxes	(5.7)
Other Income	(0.1)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.3)
Interest Expense	9.7
Total Change in Expenses and Other	(87.5)

Income Tax Expense (Benefit)	31.9

Nine Months Ended September 30, 2019	$248.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $90 million primarily due to the following:

•	A $94 million increase from rate proceedings, inclusive of a $30 million decrease due to the impact of Tax Reform. This increase was partially offset in other expense items below.

•	A $21 million increase related to rider revenues, primarily due to the timing of the Indiana PJM/OSS rider recovery. This increase was partially offset in other expense items below.

•	A $6 million decrease in fuel-related expenses due to timing of recovery for fuel and other variable production costs related to wholesale contracts.
These increases were partially offset by:

•	A $19 million decrease in weather-related usage primarily due to a 15% decrease in cooling degree days and a 3% decrease in heating degree days.

•	A $16 million decrease in weather-normalized margins across all retail classes.

•	Margins from Off-system Sales decreased $9 million primarily due to mid-year 2018 changes in the OSS sharing mechanism.

•	Transmission Revenues decreased $12 million primarily due to the 2018 PJM Transmission formula rate true-up.

•
Other Revenues increased $4 million primarily due to an increase in barging deliveries by RTD. The increase in RTD revenue was offset by a corresponding increase in Other Operation and Maintenance expenses for barging activities discussed below.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

Other Operation and Maintenance expenses increased $37 million primarily due to the following:

•
A $32 million increase in transmission expenses primarily due to a $44 million increase in recoverable PJM expenses, partially offset by an $11 million decrease from the amortization of credits under the 2018 Regional Transmission Enhancement Plan settlement. This increase was partially offset in Retail Margins above.

•	A $6 million increase in RTD expenses for barging activities. The increase in RTD expenses was offset by a corresponding increase in Other Revenues from barging activities discussed above.

•	A $5 million increase in distribution costs primarily due to vegetation management expenses.
These increases were partially offset by:

•	A $9 million decrease in generation expenses at Cook Plant primarily due to decreased incremental refueling outage costs.

•
Depreciation and Amortization expenses increased $55 million primarily due to increased depreciation rates approved in 2018 and a higher depreciable base. This increase was partially offset in Retail Margins above.

•	Taxes Other Than Income Taxes increased $6 million due to property taxes driven by an increase in utility plant.

•	Interest Expense decreased $10 million primarily due to the reissuance of long-term debt at lower interest rates in 2018.

•	Income Tax Expense (Benefit) decreased $32 million primarily due to increased amortization of Excess ADIT not subject to normalization requirements and a decrease in flow-through tax expense.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electric Generation, Transmission and Distribution	$589.1	$609.9	$1,703.2	$1,723.9
Sales to AEP Affiliates	2.7	3.4	7.3	18.9
Other Revenues – Affiliated	16.2	13.7	50.4	43.3
Other Revenues – Nonaffiliated	3.1	2.7	7.6	10.1
TOTAL REVENUES	611.1	629.7	1,768.5	1,796.2

EXPENSES
Fuel and Other Consumables Used for Electric Generation	61.2	95.9	161.2	246.8
Purchased Electricity for Resale	44.8	48.9	163.3	167.7
Purchased Electricity from AEP Affiliates	61.0	60.0	172.1	181.8
Other Operation	172.7	149.3	467.7	425.8
Maintenance	50.9	57.2	163.8	169.1
Depreciation and Amortization	88.1	85.2	261.6	207.1
Taxes Other Than Income Taxes	25.1	23.0	78.6	72.9
TOTAL EXPENSES	503.8	519.5	1,468.3	1,471.2

OPERATING INCOME	107.3	110.2	300.2	325.0

Other Income (Expense):
Other Income	3.5	6.1	15.3	15.4
Non-Service Cost Components of Net Periodic Benefit Cost	4.5	4.6	13.3	13.6
Interest Expense	(28.8)	(34.5)	(85.9)	(95.6)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	86.5	86.4	242.9	258.4

Income Tax Expense (Benefit)	(2.3)	13.7	(5.1)	26.8

NET INCOME	$88.8	$72.7	$248.0	$231.6

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$88.8	$72.7	$248.0	$231.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $0.3 and $0.3 for the Nine Months Ended September 30, 2019 and 2018, Respectively	0.4	0.3	1.2	1.2
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2019 and 2018, Respectively	—	—	(0.1)	—

TOTAL OTHER COMPREHENSIVE INCOME	0.4	0.3	1.1	1.2

TOTAL COMPREHENSIVE INCOME	$89.2	$73.0	$249.1	$232.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$56.6	$980.9	$1,192.2	$(12.1)	$2,217.6

Common Stock Dividends			(33.5)		(33.5)
ASU 2018-02 Adoption			0.3	(2.7)	(2.4)
Net Income			64.2		64.2
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2018	56.6	980.9	1,223.2	(14.4)	2,246.3

Common Stock Dividends			(33.5)		(33.5)
Net Income			94.7		94.7
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2018	56.6	980.9	1,284.4	(13.9)	2,308.0

Common Stock Dividends			(38.5)		(38.5)
Net Income			72.7		72.7
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$56.6	$980.9	$1,318.6	$(13.6)	$2,342.5

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$56.6	$980.9	$1,329.1	$(13.8)	$2,352.8

Common Stock Dividends			(20.0)		(20.0)
Net Income			98.9		98.9
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2019	56.6	980.9	1,408.0	(13.4)	2,432.1

Common Stock Dividends			(20.0)		(20.0)
Net Income			60.3		60.3
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2019	56.6	980.9	1,448.3	(13.1)	2,472.7

Common Stock Dividends			(20.0)		(20.0)
Net Income			88.8		88.8
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2019	$56.6	$980.9	$1,517.1	$(12.7)	$2,541.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$2.4
Advances to Affiliates	13.2	12.7
Accounts Receivable:
Customers	45.0	63.1
Affiliated Companies	45.3	75.0
Accrued Unbilled Revenues	2.7	3.6
Miscellaneous	1.0	1.4
Allowance for Uncollectible Accounts	(0.1)	(0.1)
Total Accounts Receivable	93.9	143.0
Fuel	39.8	37.3
Materials and Supplies	169.9	167.3
Risk Management Assets	10.5	8.6
Accrued Tax Benefits	43.2	26.6
Accrued Reimbursement of Spent Nuclear Fuel Costs	24.2	7.9
Prepayments and Other Current Assets	16.9	24.6
TOTAL CURRENT ASSETS	414.1	430.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,002.0	4,887.2
Transmission	1,614.5	1,576.8
Distribution	2,373.3	2,249.7
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	607.2	583.8
Construction Work in Progress	516.2	465.3
Total Property, Plant and Equipment	10,113.2	9,762.8
Accumulated Depreciation, Depletion and Amortization	3,280.5	3,151.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,832.7	6,611.2

OTHER NONCURRENT ASSETS
Regulatory Assets	490.2	512.5
Spent Nuclear Fuel and Decommissioning Trusts	2,835.2	2,474.9
Long-term Risk Management Assets	0.1	0.6
Operating Lease Assets	295.3	—
Deferred Charges and Other Noncurrent Assets	129.6	193.0
TOTAL OTHER NONCURRENT ASSETS	3,750.4	3,181.0

TOTAL ASSETS	$10,997.2	$10,222.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2019 and December 31, 2018
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT LIABILITIES
Advances from Affiliates	$102.4	$1.1
Accounts Payable:
General	148.4	174.7
Affiliated Companies	71.6	70.2
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2019 and December 31, 2018 Amounts Include $68.8 and $76.8, Respectively, Related to DCC Fuel)	147.4	155.4
Risk Management Liabilities	0.2	0.3
Customer Deposits	37.9	38.0
Accrued Taxes	57.9	90.7
Accrued Interest	20.5	37.3
Obligations Under Operating Leases	82.0	—
Regulatory Liability for Over-Recovered Fuel Costs	7.3	27.4
Other Current Liabilities	85.5	103.0
TOTAL CURRENT LIABILITIES	761.1	698.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,884.1	2,880.0
Long-term Risk Management Liabilities	—	0.1
Deferred Income Taxes	970.0	948.0
Regulatory Liabilities and Deferred Investment Tax Credits	1,809.0	1,574.5
Asset Retirement Obligations	1,731.5	1,681.3
Obligations Under Operating Leases	234.0	—
Deferred Credits and Other Noncurrent Liabilities	65.6	87.8
TOTAL NONCURRENT LIABILITIES	7,694.2	7,171.7

TOTAL LIABILITIES	8,455.3	7,869.8

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,517.1	1,329.1
Accumulated Other Comprehensive Income (Loss)	(12.7)	(13.8)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,541.9	2,352.8

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$10,997.2	$10,222.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$248.0	$231.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	261.6	207.1
Rent - Rockport Plant, Unit 2	58.9	—
Deferred Income Taxes	(29.9)	28.1
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(11.6)	13.5
Allowance for Equity Funds Used During Construction	(16.4)	(8.0)
Mark-to-Market of Risk Management Contracts	(1.6)	(0.3)
Amortization of Nuclear Fuel	71.6	82.6
Deferred Fuel Over/Under-Recovery, Net	(20.0)	29.6
Change in Other Noncurrent Assets	46.0	(12.0)
Change in Other Noncurrent Liabilities	13.8	46.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	50.5	6.5
Fuel, Materials and Supplies	(4.6)	(1.1)
Accounts Payable	(7.3)	(34.7)
Accrued Taxes, Net	(49.4)	(7.1)
Payments for Rockport Plant, Unit 2 Operating Lease	(36.9)	—
Other Current Assets	7.8	4.9
Other Current Liabilities	(49.7)	(15.7)
Net Cash Flows from Operating Activities	530.8	571.3

INVESTING ACTIVITIES
Construction Expenditures	(431.7)	(434.5)
Change in Advances to Affiliates, Net	(0.5)	(60.1)
Purchases of Investment Securities	(915.7)	(1,589.0)
Sales of Investment Securities	871.4	1,550.9
Acquisitions of Nuclear Fuel	(91.9)	(26.1)
Other Investing Activities	10.5	9.2
Net Cash Flows Used for Investing Activities	(557.9)	(549.6)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	62.9	1,168.1
Change in Advances from Affiliates, Net	101.3	(211.6)
Retirement of Long-term Debt – Nonaffiliated	(73.6)	(856.1)
Principal Payments for Finance Lease Obligations	(4.0)	(7.3)
Dividends Paid on Common Stock	(60.0)	(105.5)
Other Financing Activities	0.6	(9.0)
Net Cash Flows from (Used for) Financing Activities	27.2	(21.4)

Net Increase in Cash and Cash Equivalents	0.1	0.3
Cash and Cash Equivalents at Beginning of Period	2.4	1.3
Cash and Cash Equivalents at End of Period	$2.5	$1.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$98.7	$104.4
Net Cash Paid (Received) for Income Taxes	40.2	(26.5)
Noncash Acquisitions Under Finance Leases	8.1	4.4
Construction Expenditures Included in Current Liabilities as of September 30,	76.3	66.4
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	—	12.1
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	—	2.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	4,120	4,055	11,034	11,475
Commercial	4,067	3,971	11,072	11,146
Industrial	3,689	3,688	10,936	11,066
Miscellaneous	26	27	83	84
Total Retail (a)(b)	11,902	11,741	33,125	33,771

Wholesale (c)	453	634	1,531	1,835

Total KWhs	12,355	12,375	34,656	35,606

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

(b)	Represents energy delivered to distribution customers.

(c)	Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	—	2,006	2,158
Normal – Heating (b)	6	6	2,072	2,076

Actual – Cooling (c)	872	864	1,176	1,322
Normal – Cooling (b)	672	670	973	964

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$88.7

Changes in Gross Margin:
Retail Margins	(2.9)
Margins from Off-system Sales	(12.2)
Transmission Revenues	0.5
Other Revenues	1.7
Total Change in Gross Margin	(12.9)

Changes in Expenses and Other:
Other Operation and Maintenance	23.7
Depreciation and Amortization	13.0
Taxes Other Than Income Taxes	(5.1)
Carrying Costs Income	0.1
Allowance for Equity Funds Used During Construction	2.8
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(1.8)
Total Change in Expenses and Other	32.6

Income Tax Expense (Benefit)	(39.3)

Third Quarter of 2019	$69.1

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins decreased $3 million primarily due to the following:

•	A $28 million net decrease in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	A $13 million decrease in Deferred Asset Phase-In-Recovery Rider revenues which ended in the second quarter of 2019. This decrease was offset in Depreciation and Amortization expenses below.

•	An $8 million net decrease in margin for the Rate Stability Rider including associated amortizations which ended in the third quarter of 2019.

•	A $6 million decrease in revenues associated with a vegetation management rider. This decrease was offset in Other Operation and Maintenance expenses below.

•	A $6 million net decrease in margin for the Phase-In-Recovery Rider including associated amortizations which ended in the first quarter of 2019.
These decreases were partially offset by:

•
A $27 million net increase primarily due to 2018 adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement and changes in tax riders. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $12 million increase due to the recovery of higher current year losses from a power contract with OVEC. This increase was offset in Margins from Off-system Sales below.

•	A $9 million increase in revenues associated with smart grid riders. This increase was partially offset in other expense items below.

•	A $4 million increase in rider revenues associated with the DIR. This decrease was partially offset in other expense items below.

•	A $3 million increase in Energy Efficiency/Peak Demand Reduction rider revenues. This increase was offset in Other Operation and Maintenance expenses below.

•
Margins from Off-system Sales decreased $12 million primarily due to higher current year losses from a power contract with OVEC and lower deferrals as a result of the OVEC PPA rider. This decrease was offset in Retail Margins above.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $24 million primarily due to the following:

•	A $26 million decrease in recoverable PJM expenses. This decrease was offset in Gross Margin above.

•	A $5 million decrease in recoverable distribution expenses related to vegetation management. This decrease was partially offset in Retail Margins above.

•	A $4 million decrease due to higher charitable contributions in 2018.
These decreases were partially offset by:

•	A $13 million increase in PJM expenses primarily related to the annual formula rate true-up.

•	Depreciation and Amortization expenses decreased $13 million primarily due to the following:

•	An $8 million decrease in amortizations associated with the Deferred Asset Phase-In-Recovery Rider which ended in the second quarter of 2019. This decrease was offset in Retail Margins above.

•	A $6 million decrease in recoverable DIR depreciation expense. This decrease was partially offset in Retail Margins above.
These decreases were partially offset by:

•	A $4 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $5 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

•
Income Tax Expense (Benefit) increased $39 million primarily due to a one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 Ohio Tax Reform Settlement. This increase was partially offset in Retail Margins above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$237.1

Changes in Gross Margin:
Retail Margins	9.2
Margins from Off-system Sales	(20.8)
Transmission Revenues	5.9
Other Revenues	6.0
Total Change in Gross Margin	0.3

Changes in Expenses and Other:
Other Operation and Maintenance	28.7
Depreciation and Amortization	23.5
Taxes Other Than Income Taxes	(15.9)
Interest Income	0.1
Carrying Costs Income	(0.8)
Allowance for Equity Funds Used During Construction	6.3
Non-Service Cost Components of Net Periodic Benefit Cost	(0.6)
Interest Expense	(1.5)
Total Change in Expenses and Other	39.8

Income Tax Expense (Benefit)	(29.5)

Nine Months Ended September 30, 2019	$247.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•	Retail Margins increased $9 million primarily due to the following:

•	A $58 million increase due to a reversal of a regulatory provision.

•
A $33 million net increase due to 2018 adjustments to the distribution decoupling under-recovery balance as a result of the 2018 Ohio Tax Reform settlement and changes in tax riders. This increase was partially offset in Income Tax Expense (Benefit) below.

•	A $31 million increase in revenues associated with smart grid riders. This increase was partially offset in other expense items below.

•	A $21 million increase due to the recovery of higher current year losses from a power contract with OVEC. This increase was offset in Margins from Off-system Sales below.

•	A $9 million increase in Energy Efficiency/Peak Demand Reduction rider revenues. This increase was offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:

•	A $71 million net decrease in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This decrease was partially offset in Other Operation and Maintenance expenses below.

•	An $18 million decrease in revenues associated with a vegetation management rider. This decrease was offset in Other Operation and Maintenance expenses below.

•	A $16 million net decrease in margin for the Phase-In-Recovery Rider including associated amortizations which ended in the first quarter of 2019.

•	A $13 million decrease in Deferred Asset Phase-In-Recovery Rider revenues which ended in the second quarter of 2019. This decrease was offset in Depreciation and Amortization expenses below.

•	A $12 million net decrease in margin for the Rate Stability Rider including associated amortizations which ended in the third quarter of 2019.

•	An $8 million decrease in usage primarily in the residential and commercial classes.

•	A $4 million decrease in rider revenues associated with the DIR. This decrease was partially offset in other expense items below.

•
Margins from Off-system Sales decreased $21 million primarily due to higher current year losses from a power contract with OVEC as a result of the OVEC PPA rider. This decrease was offset in Retail Margins above.

•	Transmission Revenues increased $6 million primarily due to 2018 provisions for refunds, partially offset by the annual PJM Transmission formula rate true-up.

•	Other Revenues increased $6 million primarily due to distribution connection fees and pole attachment revenues.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $29 million primarily due to the following:

•	A $78 million decrease in recoverable PJM expenses. This decrease was offset in Gross Margin above.

•	A $10 million decrease in recoverable distribution expenses related to vegetation management. This decrease was partially offset in Retail Margins above.
These decreases were partially offset by:

•	A $57 million increase in PJM expenses primarily related to the annual formula rate true-up.

•	Depreciation and Amortization expenses decreased $24 million primarily due to the following:

•	A $30 million decrease in recoverable DIR depreciation expense. This decrease was partially offset in Retail Margins above.

•	An $11 million decrease in amortizations associated with the Deferred Asset Phase-In-Recovery Rider which ended in the second quarter of 2019. This decrease was offset in Retail Margins above.
This decrease was offset by:

•	A $17 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•	Taxes Other Than Income Taxes increased $16 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

•	Allowance for Equity Funds Used During Construction increased $6 million primarily due to adjustments that resulted from 2019 FERC audit findings.

•
Income Tax Expense (Benefit) increased $30 million primarily due to a one-time recognition of increased amortization of Excess ADIT not subject to normalization requirements as a result of the 2018 Ohio Tax Reform Settlement. This increase was partially offset in Retail Margins above.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electricity, Transmission and Distribution	$698.6	$772.6	$2,127.4	$2,294.8
Sales to AEP Affiliates	9.0	3.3	18.2	17.9
Other Revenues	3.0	2.4	8.4	5.3
TOTAL REVENUES	710.6	778.3	2,154.0	2,318.0

EXPENSES
Purchased Electricity for Resale	158.3	166.3	454.0	534.7
Purchased Electricity from AEP Affiliates	40.6	39.3	120.4	97.4
Amortization of Generation Deferrals	8.8	56.9	65.3	171.9
Other Operation	194.9	215.2	565.7	586.4
Maintenance	40.0	43.4	106.7	114.7
Depreciation and Amortization	57.4	70.4	176.8	200.3
Taxes Other Than Income Taxes	112.0	106.9	326.9	311.0
TOTAL EXPENSES	612.0	698.4	1,815.8	2,016.4

OPERATING INCOME	98.6	79.9	338.2	301.6

Other Income (Expense):
Interest Income	0.8	0.8	2.7	2.6
Carrying Costs Income	0.3	0.2	0.7	1.5
Allowance for Equity Funds Used During Construction	4.8	2.0	14.1	7.8
Non-Service Cost Components of Net Periodic Benefit Cost	3.7	3.8	11.0	11.6
Interest Expense	(27.9)	(26.1)	(78.1)	(76.6)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	80.3	60.6	288.6	248.5

Income Tax Expense (Benefit)	11.2	(28.1)	40.9	11.4

NET INCOME	$69.1	$88.7	$247.7	$237.1

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$69.1	$88.7	$247.7	$237.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(0.3) and $(0.3) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(0.3)	(0.4)	(1.0)	(1.0)

TOTAL COMPREHENSIVE INCOME	$68.8	$88.3	$246.7	$236.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$321.2	$838.8	$1,148.4	$1.9	$2,310.3

Common Stock Dividends			(112.5)		(112.5)
ASU 2018-02 Adoption				0.4	0.4
Net Income			79.6		79.6
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2018	321.2	838.8	1,115.5	2.0	2,277.5

Common Stock Dividends			(112.5)		(112.5)
Net Income			68.8		68.8
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2018	321.2	838.8	1,071.8	1.7	2,233.5

Common Stock Dividends			(112.5)		(112.5)
Net Income			88.7		88.7
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$321.2	$838.8	$1,048.0	$1.3	$2,209.3

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$321.2	$838.8	$1,136.4	$1.0	$2,297.4

Common Stock Dividends			(25.0)		(25.0)
Net Income			128.0		128.0
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2019	321.2	838.8	1,239.4	0.7	2,400.1

Common Stock Dividends			(60.0)		(60.0)
Net Income			50.6		50.6
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2019	321.2	838.8	1,230.0	0.3	2,390.3

Net Income			69.1		69.1
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2019	$321.2	$838.8	$1,299.1	$—	$2,459.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$4.7	$4.9
Restricted Cash for Securitized Funding	—	27.6
Accounts Receivable:
Customers	35.4	111.1
Affiliated Companies	56.2	70.8
Accrued Unbilled Revenues	26.5	21.4
Miscellaneous	0.3	0.3
Allowance for Uncollectible Accounts	(2.1)	(1.0)
Total Accounts Receivable	116.3	202.6
Materials and Supplies	48.5	42.9
Renewable Energy Credits	41.5	25.9
Prepayments and Other Current Assets	19.8	15.7
TOTAL CURRENT ASSETS	230.8	319.6

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,613.0	2,544.3
Distribution	5,192.8	4,942.3
Other Property, Plant and Equipment	662.3	574.8
Construction Work in Progress	485.3	432.1
Total Property, Plant and Equipment	8,953.4	8,493.5
Accumulated Depreciation and Amortization	2,256.1	2,218.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,697.3	6,274.9

OTHER NONCURRENT ASSETS
Regulatory Assets	372.2	387.5
Securitized Assets	—	12.9
Deferred Charges and Other Noncurrent Assets	320.3	441.0
TOTAL OTHER NONCURRENT ASSETS	692.5	841.4

TOTAL ASSETS	$7,620.6	$7,435.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2019 and December 31, 2018
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT LIABILITIES
Advances from Affiliates	$17.6	$114.1
Accounts Payable:
General	203.1	211.9
Affiliated Companies	100.2	102.9
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2019 and December 31, 2018 Amounts Include $0 and $47.8, Respectively, Related to Ohio Phase-in-Recovery Funding)	0.1	47.9
Risk Management Liabilities	7.2	5.8
Customer Deposits	88.2	113.1
Accrued Taxes	294.3	537.8
Accrued Interest	44.7	31.4
Obligations Under Operating Leases	12.8	—
Other Current Liabilities	99.4	182.8
TOTAL CURRENT LIABILITIES	867.6	1,347.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,113.8	1,668.7
Long-term Risk Management Liabilities	105.7	93.8
Deferred Income Taxes	805.0	763.3
Regulatory Liabilities and Deferred Investment Tax Credits	1,143.6	1,221.2
Obligations Under Operating Leases	75.9	—
Deferred Credits and Other Noncurrent Liabilities	49.9	43.8
TOTAL NONCURRENT LIABILITIES	4,293.9	3,790.8

TOTAL LIABILITIES	5,161.5	5,138.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,299.1	1,136.4
Accumulated Other Comprehensive Income (Loss)	—	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY	2,459.1	2,297.4

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,620.6	$7,435.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$247.7	$237.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	176.8	200.3
Amortization of Generation Deferrals	65.3	171.9
Deferred Income Taxes	16.8	(71.9)
Allowance for Equity Funds Used During Construction	(14.1)	(7.8)
Mark-to-Market of Risk Management Contracts	13.3	(37.1)
Property Taxes	197.7	191.1
Refund of Global Settlement	(12.4)	(5.5)
Reversal of Regulatory Provision	(56.2)	—
Change in Regulatory Assets	(28.1)	180.9
Change in Other Noncurrent Assets	(19.4)	0.8
Change in Other Noncurrent Liabilities	(51.1)	62.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	90.0	21.3
Materials and Supplies	(9.6)	(3.7)
Accounts Payable	(12.3)	(31.8)
Accrued Taxes, Net	(245.9)	(210.6)
Other Current Assets	(9.0)	7.6
Other Current Liabilities	(40.0)	(4.3)
Net Cash Flows from Operating Activities	309.5	700.8

INVESTING ACTIVITIES
Construction Expenditures	(570.6)	(538.5)
Other Investing Activities	20.0	15.5
Net Cash Flows Used for Investing Activities	(550.6)	(523.0)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	444.3	392.8
Change in Advances from Affiliates, Net	(96.5)	155.1
Retirement of Long-term Debt – Nonaffiliated	(48.0)	(397.0)
Principal Payments for Finance Lease Obligations	(2.6)	(2.9)
Dividends Paid on Common Stock	(85.0)	(337.5)
Other Financing Activities	1.1	0.7
Net Cash Flows from (Used for) Financing Activities	213.3	(188.8)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(27.8)	(11.0)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	32.5	29.7
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$4.7	$18.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$61.3	$67.3
Net Cash Paid for Income Taxes	25.7	54.1
Noncash Acquisitions Under Finance Leases	8.6	3.0
Construction Expenditures Included in Current Liabilities as of September 30,	99.9	66.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	2,172	2,005	4,981	5,133
Commercial	1,497	1,433	3,818	3,864
Industrial	1,642	1,604	4,665	4,559
Miscellaneous	378	362	950	973
Total Retail (a)	5,689	5,404	14,414	14,529

Wholesale	224	182	617	544

Total KWhs	5,913	5,586	15,031	15,073

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	—	1,199	1,161
Normal – Heating (b)	1	1	1,077	1,082

Actual – Cooling (c)	1,593	1,433	2,206	2,352
Normal – Cooling (b)	1,397	1,396	2,072	2,063

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Net Income
(in millions)

Third Quarter of 2018	$60.4

Changes in Gross Margin:
Retail Margins (a)	22.0
Margins from Off-system Sales	0.8
Transmission Revenues	(3.7)
Total Change in Gross Margin	19.1

Changes in Expenses and Other:
Other Operation and Maintenance	19.5
Depreciation and Amortization	3.2
Taxes Other Than Income Taxes	(0.3)
Other Income (Expense)	1.4
Interest Expense	0.3
Total Change in Expenses and Other	24.1

Income Tax Expense	(3.3)

Third Quarter of 2019	$100.3

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $22 million primarily due to the following:

•	A $14 million increase due to new base rates implemented in April 2019.

•	A $9 million increase in weather-related usage due to an 11% increase in cooling degree days.

•	A $5 million increase in weather-normalized margins.
These increases were partially offset by:

•	A $7 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense below.

•	Transmission Revenues decreased $4 million primarily due to a decrease in SPP Base Plan Funding revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $20 million primarily due the following:

•	A $9 million decrease in transmission expenses primarily due to decreased SPP transmission services.

•	A $5 million decrease in Energy Efficiency program costs due to a change in amortizations of costs approved by the OCC. This decrease was offset in Retail Margins above.

•	A $3 million decrease due to Wind Catcher Project expenses incurred in 2018.

•	Depreciation and Amortization expenses decreased $3 million primarily due to the refund of Excess ADIT.

•
Income Tax Expense increased $3 million primarily due to an increase in pretax book income partially offset by an increase in amortization of Excess ADIT. The amortization of Excess ADIT was partially offset in Gross Margin above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Net Income
(in millions)

Nine Months Ended September 30, 2018	$89.8

Changes in Gross Margin:
Retail Margins (a)	2.2
Margin from Off-system Sales	0.9
Transmission Revenues	(5.6)
Other Revenues	1.8
Total Change in Gross Margin	(0.7)

Changes in Expenses and Other:
Other Operation and Maintenance	63.9
Depreciation and Amortization	(4.9)
Taxes Other Than Income Taxes	(0.4)
Other Income (Expense)	2.4
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	(2.9)
Total Change in Expenses and Other	57.9

Income Tax Expense	1.4

Nine Months Ended September 30, 2019	$148.4

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $2 million primarily due to the following:

•	A $35 million increase due to new base rates implemented in April 2019 and March 2018.
This increase was partially offset by:

•	A $13 million decrease due to customer refunds related to Tax Reform. This decrease was partially offset in Income Tax Expense below.

•	An $11 million decrease in weather-related usage due to a 6% decrease in cooling degree days.

•	A $10 million decrease in weather-normalized margins.

•	Transmission Revenues decreased $6 million primarily due to a decrease in SPP Base Plan Funding revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses decreased $64 million primarily due to the following:

•	A $31 million decrease in transmission expenses primarily due to decreased SPP transmission services.

•	A $17 million decrease in Energy Efficiency program costs due to a change in amortizations of costs approved by the OCC. This decrease was offset in Retail Margins above.

•	A $12 million decrease due to Wind Catcher Project expenses incurred in 2018.

•	Depreciation and Amortization expenses increased $5 million primarily due to the following:
•An $8 million increase due to a higher depreciable base and new rates implemented in March 2018.
This increase was partially offset by:
•A $3 million decrease due to the refund of Excess ADIT.

•
Income Tax Expense decreased $1 million primarily due to an increase in amortization of Excess ADIT partially offset by an increase in pretax book income. This decrease was partially offset in Gross Margin above.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electric Generation, Transmission and Distribution	$490.5	$479.1	$1,164.3	$1,209.5
Sales to AEP Affiliates	1.3	1.1	5.0	3.7
Other Revenues	1.2	1.2	4.6	3.3
TOTAL REVENUES	493.0	481.4	1,173.9	1,216.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	98.4	104.4	181.2	211.5
Purchased Electricity for Resale	115.3	116.8	340.7	352.3
Other Operation	87.6	106.3	226.0	286.8
Maintenance	21.5	22.3	70.1	73.2
Depreciation and Amortization	39.1	42.3	125.4	120.5
Taxes Other Than Income Taxes	11.1	10.8	33.0	32.6
TOTAL EXPENSES	373.0	402.9	976.4	1,076.9

OPERATING INCOME	120.0	78.5	197.5	139.6

Other Income (Expense):
Other Income (Expense)	1.2	(0.2)	2.1	(0.3)
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.1	6.3	6.5
Interest Expense	(16.1)	(16.4)	(50.3)	(47.4)

INCOME BEFORE INCOME TAX EXPENSE	107.2	64.0	155.6	98.4

Income Tax Expense	6.9	3.6	7.2	8.6

NET INCOME	$100.3	$60.4	$148.4	$89.8

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$100.3	$60.4	$148.4	$89.8

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(0.2) and $(0.2) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(0.2)	(0.2)	(0.7)	(0.7)

TOTAL COMPREHENSIVE INCOME	$100.1	$60.2	$147.7	$89.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2017	$157.2	$364.0	$691.5	$2.6	$1,215.3

Common Stock Dividends			(12.5)		(12.5)
ASU 2018-02 Adoption				0.5	0.5
Net Loss			(7.2)		(7.2)
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2018	157.2	364.0	671.8	2.9	1,195.9

Common Stock Dividends			(12.5)		(12.5)
Net Income			36.6		36.6
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2018	157.2	364.0	695.9	2.6	1,219.7

Common Stock Dividends			(12.5)		(12.5)
Net Income			60.4		60.4
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2018	$157.2	$364.0	$743.8	$2.4	$1,267.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$157.2	$364.0	$724.7	$2.1	$1,248.0

Common Stock Dividends			(11.3)		(11.3)
Net Income			6.2		6.2
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2019	157.2	364.0	719.6	1.9	1,242.7

Net Income			41.9		41.9
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2019	157.2	364.0	761.5	1.6	1,284.3

Net Income			100.3		100.3
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2019	$157.2	$364.0	$861.8	$1.4	$1,384.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$2.9	$2.0
Advances to Affiliates	95.1	—
Accounts Receivable:
Customers	25.2	32.5
Affiliated Companies	27.3	26.2
Miscellaneous	4.0	5.7
Allowance for Uncollectible Accounts	(0.4)	(0.1)
Total Accounts Receivable	56.1	64.3
Fuel	12.8	12.3
Materials and Supplies	46.2	44.8
Risk Management Assets	21.7	10.4
Accrued Tax Benefits	17.0	14.7
Prepayments and Other Current Assets	11.5	9.4
TOTAL CURRENT ASSETS	263.3	157.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,569.9	1,577.0
Transmission	928.4	892.3
Distribution	2,650.1	2,572.8
Other Property, Plant and Equipment	319.6	303.5
Construction Work in Progress	128.8	94.0
Total Property, Plant and Equipment	5,596.8	5,439.6
Accumulated Depreciation and Amortization	1,558.5	1,472.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,038.3	3,966.7

OTHER NONCURRENT ASSETS
Regulatory Assets	380.7	369.0
Employee Benefits and Pension Assets	32.6	31.7
Operating Lease Assets	37.1	—
Deferred Charges and Other Noncurrent Assets	17.2	7.1
TOTAL OTHER NONCURRENT ASSETS	467.6	407.8

TOTAL ASSETS	$4,769.2	$4,532.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)

	September 30,	December 31,
	2019	2018
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$105.5
Accounts Payable:
General	128.6	126.9
Affiliated Companies	38.6	47.1
Long-term Debt Due Within One Year – Nonaffiliated	138.2	375.5
Risk Management Liabilities	0.3	1.0
Customer Deposits	59.0	58.6
Accrued Taxes	43.7	22.4
Obligations Under Operating Leases	6.0	—
Regulatory Liability for Over-Recovered Fuel Costs	69.9	20.1
Other Current Liabilities	67.7	64.5
TOTAL CURRENT LIABILITIES	552.0	821.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,248.2	911.5
Deferred Income Taxes	617.5	607.8
Regulatory Liabilities and Deferred Investment Tax Credits	858.9	864.7
Asset Retirement Obligations	50.9	46.3
Obligations Under Operating Leases	31.2	—
Deferred Credits and Other Noncurrent Liabilities	26.1	32.5
TOTAL NONCURRENT LIABILITIES	2,832.8	2,462.8

TOTAL LIABILITIES	3,384.8	3,284.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	364.0	364.0
Retained Earnings	861.8	724.7
Accumulated Other Comprehensive Income (Loss)	1.4	2.1
TOTAL COMMON SHAREHOLDER’S EQUITY	1,384.4	1,248.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$4,769.2	$4,532.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$148.4	$89.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	125.4	120.5
Deferred Income Taxes	(9.7)	(13.4)
Allowance for Equity Funds Used During Construction	(1.5)	0.3
Mark-to-Market of Risk Management Contracts	(12.0)	(11.5)
Property Taxes	(9.6)	(9.6)
Deferred Fuel Over/Under-Recovery, Net	49.8	73.3
Change in Other Noncurrent Assets	4.6	6.9
Change in Other Noncurrent Liabilities	(0.2)	14.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	9.1	(3.4)
Fuel, Materials and Supplies	(1.9)	(1.5)
Accounts Payable	(5.8)	6.9
Accrued Taxes, Net	19.0	38.4
Other Current Assets	(2.4)	0.3
Other Current Liabilities	1.1	15.1
Net Cash Flows from Operating Activities	314.3	326.7

INVESTING ACTIVITIES
Construction Expenditures	(198.7)	(162.8)
Change in Advances to Affiliates, Net	(95.1)	—
Other Investing Activities	2.1	3.9
Net Cash Flows Used for Investing Activities	(291.7)	(158.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	349.8	—
Change in Advances from Affiliates, Net	(105.5)	(127.6)
Retirement of Long-term Debt – Nonaffiliated	(250.4)	(0.3)
Make Whole Premium on Extinguishment of Long-term Debt	(3.0)	—
Principal Payments for Finance Lease Obligations	(2.2)	(2.5)
Dividends Paid on Common Stock	(11.3)	(37.5)
Other Financing Activities	0.9	0.4
Net Cash Flows Used for Financing Activities	(21.7)	(167.5)

Net Increase in Cash and Cash Equivalents	0.9	0.3
Cash and Cash Equivalents at Beginning of Period	2.0	1.6
Cash and Cash Equivalents at End of Period	$2.9	$1.9

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$46.5	$42.0
Net Cash Paid for Income Taxes	16.0	1.6
Noncash Acquisitions Under Finance Leases	3.4	2.3
Construction Expenditures Included in Current Liabilities as of September 30,	31.5	24.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions of KWhs)
Retail:
Residential	2,071	1,992	4,896	5,156
Commercial	1,746	1,675	4,430	4,548
Industrial	1,414	1,366	4,020	4,033
Miscellaneous	19	19	59	59
Total Retail (a)	5,250	5,052	13,405	13,796

Wholesale	1,831	1,881	5,317	5,352

Total KWhs	7,081	6,933	18,722	19,148

(a)
2018 KWhs have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail KWhs. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in degree days)
Actual – Heating (a)	—	—	732	784
Normal – Heating (b)	1	1	725	733

Actual – Cooling (c)	1,552	1,453	2,263	2,408
Normal – Cooling (b)	1,408	1,408	2,187	2,179

(a)	Heating degree days are calculated on a 55 degree temperature base.

(b)	Normal Heating/Cooling represents the thirty-year average of degree days.

(c)	Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2019 Compared to Third Quarter of 2018

Reconciliation of Third Quarter of 2018 to Third Quarter of 2019
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Third Quarter of 2018	$88.2

Changes in Gross Margin:
Retail Margins (a)	10.7
Off-system Sales	(0.2)
Transmission Revenues	(4.8)
Other Revenues	(0.4)
Total Change in Gross Margin	5.3

Changes in Expenses and Other:
Other Operation and Maintenance	4.9
Depreciation and Amortization	(3.3)
Taxes Other Than Income Taxes	0.7
Interest Income	(0.5)
Allowance for Equity Funds Used During Construction	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	3.5
Total Change in Expenses and Other	6.1

Income Tax Expense (Benefit)	10.3
Net Income Attributable to Noncontrolling Interest	0.6

Third Quarter of 2019	$110.5

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins increased $11 million primarily due to the following:

•	A $6 million increase in weather-normalized margins.

•	A $5 million increase in weather-related usage primarily due to a 7% increase in cooling degree days.

•	Transmission Revenues decreased $5 million primarily due to a decrease in SPP Base Plan Funding revenues and a decrease in nonaffiliated transmission services.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $5 million primarily due to Wind Catcher Project expenses incurred in 2018.

•	Depreciation and Amortization expenses increased $3 million primarily due to a higher depreciable base.

•	Interest Expense decreased $4 million primarily due to lower interest rates on outstanding long-term debt.

•
Income Tax Expense (Benefit) decreased $10 million primarily due to an increase in amortization of Excess ADIT not subject to normalization requirements. This decrease was partially offset in Gross Margin above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Reconciliation of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2019
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Nine Months Ended September 30, 2018	$137.6

Changes in Gross Margin:
Retail Margins (a)	(18.3)
Off-system Sales	(0.1)
Transmission Revenues	(35.6)
Other Revenues	(0.3)
Total Change in Gross Margin	(54.3)

Changes in Expenses and Other:
Other Operation and Maintenance	47.7
Depreciation and Amortization	(11.2)
Taxes Other Than Income Taxes	0.4
Interest Income	(1.5)
Allowance for Equity Funds Used During Construction	0.7
Non-Service Cost Components of Net Periodic Benefit Cost	(0.5)
Interest Expense	6.4
Total Change in Expenses and Other	42.0

Income Tax Expense (Benefit)	17.9
Equity Earnings of Unconsolidated Subsidiary	0.3
Net Income Attributable to Noncontrolling Interest	1.0

Nine Months Ended September 30, 2019	$144.5

(a)	Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•	Retail Margins decreased $18 million primarily due to the following:

•	A $14 million decrease in weather-related usage primarily due to a 6% decrease in cooling degree days and a 7% decrease in heating degree days.

•	A $10 million decrease in weather-normalized margins.
These decreases were partially offset by:

•	A $7 million increase primarily due to rider and base rate revenue increases in Louisiana. This increase was offset in other expense items below.

•	Transmission Revenues decreased $36 million primarily due to the following:

•	A $40 million decrease in the annual SPP formula rate true-up.

•	A $7 million decrease primarily due to a reduction in SPP Base Plan Funding revenues.
These decreases were partially offset by:

•	An $11 million increase due to a provision for refund recorded in 2018 related to certain transmission assets that management believes should not have been included in the SPP formula rate.

Expenses and Other and Income Tax Expense (Benefit) changed between years as follows:

•	Other Operation and Maintenance expenses decreased $48 million primarily due to the following:

•	A $28 million decrease due to Wind Catcher Project expenses incurred in 2018.

•	A $24 million decrease in affiliated SPP transmission expenses primarily due to the annual formula rate true-up.
These decreases were partially offset by:

•	A $7 million increase in overhead line expenses primarily related to storm restoration.

•	Depreciation and Amortization expenses increased $11 million primarily due to higher depreciation rates implemented in the third quarter of 2018 and a higher depreciable base.

•	Interest Expense decreased $6 million primarily due to lower interest rates on outstanding long-term debt.

•
Income Tax Expense (Benefit) decreased $18 million primarily due to an increase in amortization of Excess ADIT not subject to normalization requirements and a decrease in pretax book income. This decrease was partially offset in Gross Margin above.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Electric Generation, Transmission and Distribution	$536.5	$526.0	$1,344.8	$1,390.4
Sales to AEP Affiliates	8.8	8.7	21.6	20.2
Provision for Refund – Affiliated	(0.1)	—	(25.3)	—
Other Revenues	0.3	0.6	1.0	1.2
TOTAL REVENUES	545.5	535.3	1,342.1	1,411.8

EXPENSES
Fuel and Other Consumables Used for Electric Generation	148.8	152.1	400.2	393.4
Purchased Electricity for Resale	44.8	36.6	110.5	132.7
Other Operation	91.9	99.1	242.4	292.0
Maintenance	35.9	33.6	104.1	102.2
Depreciation and Amortization	63.2	59.9	187.1	175.9
Taxes Other Than Income Taxes	26.2	26.9	76.0	76.4
TOTAL EXPENSES	410.8	408.2	1,120.3	1,172.6

OPERATING INCOME	134.7	127.1	221.8	239.2

Other Income (Expense):
Interest Income	0.6	1.1	2.0	3.5
Allowance for Equity Funds Used During Construction	1.6	0.6	4.5	3.8
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.3	6.4	6.9
Interest Expense	(29.2)	(32.7)	(89.4)	(95.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	109.8	98.4	145.3	157.6

Income Tax Expense (Benefit)	(0.7)	9.6	—	17.9
Equity Earnings of Unconsolidated Subsidiary	0.8	0.8	2.3	2.0

NET INCOME	111.3	89.6	147.6	141.7

Net Income Attributable to Noncontrolling Interest	0.8	1.4	3.1	4.1

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$110.5	$88.2	$144.5	$137.6

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$111.3	$89.6	$147.6	$141.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.8 for the Three Months Ended September 30, 2019 and 2018, Respectively, and $0.3 and $1 for the Nine Months Ended September 30, 2019 and 2018, Respectively	0.3	2.7	1.1	3.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) for the Three Months Ended September 30, 2019 and 2018, Respectively, and $(0.2) and $(0.3) for the Nine Months Ended September 30, 2019 and 2018, Respectively	(0.3)	(0.3)	(0.9)	(1.0)

TOTAL OTHER COMPREHENSIVE INCOME	—	2.4	0.2	2.6

TOTAL COMPREHENSIVE INCOME	111.3	92.0	147.8	144.3

Total Comprehensive Income Attributable to Noncontrolling Interest	0.8	1.4	3.1	4.1

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$110.5	$90.6	$144.7	$140.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2017	$135.7	$676.6	$1,426.6	$(4.0)	$(0.4)	$2,234.5

Common Stock Dividends			(20.0)			(20.0)
Common Stock Dividends – Nonaffiliated					(0.8)	(0.8)
ASU 2018-02 Adoption			(0.4)	(0.9)		(1.3)
Net Income			11.8		1.6	13.4
Other Comprehensive Income				0.1		0.1
TOTAL EQUITY – MARCH 31, 2018	135.7	676.6	1,418.0	(4.8)	0.4	2,225.9

Common Stock Dividends			(20.0)			(20.0)
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			37.6		1.1	38.7
Other Comprehensive Income				0.1		0.1
TOTAL EQUITY – JUNE 30, 2018	135.7	676.6	1,435.6	(4.7)	0.5	2,243.7

Common Stock Dividends			(20.0)			(20.0)
Common Stock Dividends – Nonaffiliated					(1.4)	(1.4)
Net Income			88.2		1.4	89.6
Other Comprehensive Income				2.4		2.4
TOTAL EQUITY – SEPTEMBER 30, 2018	$135.7	$676.6	$1,503.8	$(2.3)	$0.5	$2,314.3

TOTAL EQUITY – DECEMBER 31, 2018	$135.7	$676.6	$1,508.4	$(5.4)	$0.3	$2,315.6

Common Stock Dividends			(18.7)			(18.7)
Common Stock Dividends – Nonaffiliated					(1.1)	(1.1)
Net Income			27.8		1.2	29.0
Other Comprehensive Income				0.1		0.1
TOTAL EQUITY – MARCH 31, 2019	135.7	676.6	1,517.5	(5.3)	0.4	2,324.9

Common Stock Dividends			(18.8)			(18.8)
Common Stock Dividends – Nonaffiliated					(1.1)	(1.1)
Net Income			6.2		1.1	7.3
Other Comprehensive Income				0.1		0.1
TOTAL EQUITY – JUNE 30, 2019	135.7	676.6	1,504.9	(5.2)	0.4	2,312.4

Common Stock Dividends – Nonaffiliated					(1.1)	(1.1)
Net Income			110.5		0.8	111.3
TOTAL EQUITY – SEPTEMBER 30, 2019	$135.7	$676.6	$1,615.4	$(5.2)	$0.1	$2,422.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(in millions)
(Unaudited)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents (September 30, 2019 and December 31, 2018 Amounts Include $18.2 and $22, Respectively, Related to Sabine)	$21.4	$24.5
Advances to Affiliates	8.5	83.4
Accounts Receivable:
Customers	20.6	24.5
Affiliated Companies	56.8	28.8
Miscellaneous	16.6	20.2
Allowance for Uncollectible Accounts	(1.4)	(0.7)
Total Accounts Receivable	92.6	72.8
Fuel (September 30, 2019 and December 31, 2018 Amounts Include $51.6 and $35.7, Respectively, Related to Sabine)	135.9	120.5
Materials and Supplies	69.8	67.5
Risk Management Assets	9.4	4.8
Regulatory Asset for Under-Recovered Fuel Costs	11.1	18.8
Prepayments and Other Current Assets	24.4	22.2
TOTAL CURRENT ASSETS	373.1	414.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,676.1	4,672.6
Transmission	1,995.9	1,866.9
Distribution	2,241.1	2,178.6
Other Property, Plant and Equipment (September 30, 2019 and December 31, 2018 Amounts Include $210.3 and $276.9, Respectively, Related to Sabine)	703.2	762.7
Construction Work in Progress	235.0	199.3
Total Property, Plant and Equipment	9,851.3	9,680.1
Accumulated Depreciation and Amortization (September 30, 2019 and December 31, 2018 Amounts Include $105.7 and $174.6, Respectively, Related to Sabine)	2,848.2	2,808.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,003.1	6,871.8

OTHER NONCURRENT ASSETS
Regulatory Assets	223.6	230.8
Deferred Charges and Other Noncurrent Assets	167.2	111.2
TOTAL OTHER NONCURRENT ASSETS	390.8	342.0

TOTAL ASSETS	$7,767.0	$7,628.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)

	September 30,	December 31,
	2019	2018
	(in millions)
CURRENT LIABILITIES
Accounts Payable:
General	$127.6	$129.1
Affiliated Companies	62.4	64.2
Long-term Debt Due Within One Year – Nonaffiliated	121.2	59.7
Risk Management Liabilities	1.7	0.4
Customer Deposits	65.0	64.5
Accrued Taxes	94.7	42.8
Accrued Interest	22.9	34.7
Obligations Under Operating Leases	5.9	—
Regulatory Liability for Over-Recovered Fuel Costs	17.4	11.1
Other Current Liabilities	108.0	106.4
TOTAL CURRENT LIABILITIES	626.8	512.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,535.7	2,653.7
Long-term Risk Management Liabilities	3.0	2.2
Deferred Income Taxes	919.1	902.8
Regulatory Liabilities and Deferred Investment Tax Credits	918.1	923.0
Asset Retirement Obligations	200.9	191.3
Obligations Under Operating Leases	32.5	—
Deferred Credits and Other Noncurrent Liabilities	108.3	126.8
TOTAL NONCURRENT LIABILITIES	4,717.6	4,799.8

TOTAL LIABILITIES	5,344.4	5,312.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 7,600,000 Shares
Outstanding – 7,536,640 Shares	135.7	135.7
Paid-in Capital	676.6	676.6
Retained Earnings	1,615.4	1,508.4
Accumulated Other Comprehensive Income (Loss)	(5.2)	(5.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,422.5	2,315.3

Noncontrolling Interest	0.1	0.3

TOTAL EQUITY	2,422.6	2,315.6

TOTAL LIABILITIES AND EQUITY	$7,767.0	$7,628.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$147.6	$141.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	187.1	175.9
Deferred Income Taxes	(15.9)	2.0
Allowance for Equity Funds Used During Construction	(4.5)	(3.8)
Mark-to-Market of Risk Management Contracts	(2.5)	2.5
Property Taxes	(16.1)	(15.8)
Deferred Fuel Over/Under-Recovery, Net	14.1	4.4
Change in Other Noncurrent Assets	3.5	(8.9)
Change in Other Noncurrent Liabilities	5.8	52.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(17.2)	44.3
Fuel, Materials and Supplies	(17.7)	5.0
Accounts Payable	(12.8)	(29.9)
Accrued Taxes, Net	54.1	38.4
Other Current Assets	(4.5)	3.2
Other Current Liabilities	(13.9)	4.2
Net Cash Flows from Operating Activities	307.1	415.3

INVESTING ACTIVITIES
Construction Expenditures	(277.3)	(336.6)
Change in Advances to Affiliates, Net	74.9	(516.6)
Other Investing Activities	(1.2)	1.2
Net Cash Flows Used for Investing Activities	(203.6)	(852.0)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	1,015.4
Change in Short-term Debt – Nonaffiliated	—	(2.6)
Change in Advances from Affiliates, Net	—	(118.7)
Retirement of Long-term Debt – Nonaffiliated	(58.2)	(385.3)
Principal Payments for Finance Lease Obligations	(8.1)	(8.5)
Dividends Paid on Common Stock	(37.5)	(60.0)
Dividends Paid on Common Stock – Nonaffiliated	(3.3)	(3.2)
Other Financing Activities	0.5	0.5
Net Cash Flows from (Used for) Financing Activities	(106.6)	437.6

Net Increase (Decrease) in Cash and Cash Equivalents	(3.1)	0.9
Cash and Cash Equivalents at Beginning of Period	24.5	1.6
Cash and Cash Equivalents at End of Period	$21.4	$2.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$95.1	$102.5
Net Cash Paid for Income Taxes	7.3	12.9
Noncash Acquisitions Under Finance Leases	4.7	3.2
Construction Expenditures Included in Current Liabilities as of September 30,	52.0	37.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 126.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2019 is not necessarily indicative of results that may be expected for the year ending December 31, 2019.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2018 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 21, 2019.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following tables present AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended September 30,
	2019		2018
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$733.5		$577.6

Weighted Average Number of Basic Shares Outstanding	493.8	$1.49	493.0	$1.17
Weighted Average Dilutive Effect of Stock-Based Awards	1.7	(0.01)	0.9	—
Weighted Average Number of Diluted Shares Outstanding	495.5	$1.48	493.9	$1.17

	Nine Months Ended September 30,
	2019		2018
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,767.6		$1,560.4

Weighted Average Number of Basic Shares Outstanding	493.6	$3.58	492.6	$3.17
Weighted Average Dilutive Effect of Stock-Based Awards	1.5	(0.01)	0.9	(0.01)
Weighted Average Number of Diluted Shares Outstanding	495.1	$3.57	493.5	$3.16

Equity Units issued in March 2019 are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2019, as the dilutive stock price threshold was not met. See Note 13 - Financing Activities for more information related to Equity Units.

There were no antidilutive shares outstanding as of September 30, 2019 and 2018.

Restricted Cash (Applies to AEP, AEP Texas, APCo and OPCo)

Restricted Cash primarily included funds held by trustee for the payment of securitization bonds and contractually restricted deposits held for the future payment of the remaining construction activities at Santa Rita East.

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	September 30, 2019
	AEP	AEP Texas	APCo	OPCo
	(in millions)
Cash and Cash Equivalents	$348.8	$0.1	$3.5	$4.7
Restricted Cash	141.0	114.3	17.1	—
Total Cash, Cash Equivalents and Restricted Cash	$489.8	$114.4	$20.6	$4.7

	December 31, 2018
	AEP	AEP Texas	APCo	OPCo
	(in millions)
Cash and Cash Equivalents	$234.1	$3.1	$4.2	$4.9
Restricted Cash	210.0	156.7	25.6	27.6
Total Cash, Cash Equivalents and Restricted Cash	$444.1	$159.8	$29.8	$32.5

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

During the FASB’s standard-setting process and upon issuance of final standards, management reviews the new accounting literature to determine its relevance, if any, to the Registrants’ business. The following standards will impact the financial statements.

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

Management adopted ASU 2016-02 effective January 1, 2019 by means of a cumulative-effect adjustment to the balance sheets. Management elected the following practical expedients upon adoption:

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

Management concluded that the result of adoption would not materially change the volume of contracts that qualify as leases going forward. The adoption of the new standard did not materially impact results of operations or cash flows, but did have a material impact on the balance sheets. See Note 12 - Leases for additional disclosures required by the new standard.

ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13 requiring the recognition of an allowance for expected credit losses for financial instruments within its scope. Examples of financial instruments that are in scope include trade receivables, certain financial guarantees, and held-to-maturity debt securities. The allowance for expected credit losses should be based on historical information, current conditions and reasonable and supportable forecasts. The new standard also revises the other-than-temporary impairment model for available-for-sale debt securities.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

Management continues to analyze the impact of this new standard. Implementation activities to date include the identification of the population of financial instruments within the AEP system that are subject to the new standard and evaluations to determine whether the new expected loss recognition model will cause any material changes to previously calculated allowance balances and supporting valuation models. Based on the assessments performed to date, Management does not expect the new standard to have a material impact on results of operations, financial position or cash flows.

Management’s implementation activities, including an assessment of the new standard’s disclosure requirements will continue throughout the fourth quarter of 2019. Management will continue to analyze the related impacts to allowances for credit losses and monitor for any potential industry implementation issues. Additionally, Management does not anticipate any significant changes to current accounting systems because of the adoption of the new standard. Management plans to adopt ASU 2016-13 and its related implementation guidance effective January 1, 2020.

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

AEP

	Cash Flow Hedges			Pension
Three Months Ended September 30, 2019	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2019	$(127.2)	$(15.9)		$(87.6)	$(230.7)
Change in Fair Value Recognized in AOCI	38.4	(0.8)	(b)	—	37.6
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (a)	8.5	—		—	8.5
Amortization of Prior Service Cost (Credit)	—	—		(4.8)	(4.8)
Amortization of Actuarial (Gains) Losses	—	—		3.0	3.0
Reclassifications from AOCI, before Income Tax (Expense) Benefit	8.4	—		(1.8)	6.6
Income Tax (Expense) Benefit	1.8	—		(0.4)	1.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	6.6	—		(1.4)	5.2
Net Current Period Other Comprehensive Income (Loss)	45.0	(0.8)		(1.4)	42.8
Balance in AOCI as of September 30, 2019	$(82.2)	$(16.7)		$(89.0)	$(187.9)

	Cash Flow Hedges		Pension
Three Months Ended September 30, 2018	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(30.4)	$(15.3)	$(49.1)	$(94.8)
Change in Fair Value Recognized in AOCI	12.2	2.3	—	14.5
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—	—	(0.1)
Purchased Electricity for Resale (a)	(5.8)	—	—	(5.8)
Interest Expense (a)	—	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	—	(5.0)	(5.0)
Amortization of Actuarial (Gains) Losses	—	—	3.2	3.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(5.9)	0.4	(1.8)	(7.3)
Income Tax (Expense) Benefit	(1.3)	0.1	(0.4)	(1.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(4.6)	0.3	(1.4)	(5.7)
Net Current Period Other Comprehensive Income (Loss)	7.6	2.6	(1.4)	8.8
Balance in AOCI as of September 30, 2018	$(22.8)	$(12.7)	$(50.5)	$(86.0)

AEP

	Cash Flow Hedges			Pension
Nine Months Ended September 30, 2019	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(23.0)	$(12.6)		$(84.8)	$(120.4)
Change in Fair Value Recognized in AOCI	(92.3)	(4.5)	(b)	—	(96.8)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (a)	42.0	—		—	42.0
Interest Expense (a)	—	0.5		—	0.5
Amortization of Prior Service Cost (Credit)	—	—		(14.3)	(14.3)
Amortization of Actuarial (Gains) Losses	—	—		9.0	9.0
Reclassifications from AOCI, before Income Tax (Expense) Benefit	41.9	0.5		(5.3)	37.1
Income Tax (Expense) Benefit	8.8	0.1		(1.1)	7.8
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	33.1	0.4		(4.2)	29.3
Net Current Period Other Comprehensive Income (Loss)	(59.2)	(4.1)		(4.2)	(67.5)
Balance in AOCI as of September 30, 2019	$(82.2)	$(16.7)		$(89.0)	$(187.9)

	Cash Flow Hedges		Securities
		Interest	Available	Pension
Nine Months Ended September 30, 2018	Commodity	Rate	for Sale	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(28.4)	$(13.0)	$11.9	$(38.3)	$(67.8)
Change in Fair Value Recognized in AOCI	30.4	2.3	—	—	32.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	(0.1)	—	—	—	(0.1)
Purchased Electricity for Resale (a)	(23.6)	—	—	—	(23.6)
Interest Expense (a)	—	0.9	—	—	0.9
Amortization of Prior Service Cost (Credit)	—	—	—	(14.7)	(14.7)
Amortization of Actuarial (Gains) Losses	—	—	—	9.6	9.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(23.7)	0.9	—	(5.1)	(27.9)
Income Tax (Expense) Benefit	(5.0)	0.2	—	(1.1)	(5.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(18.7)	0.7	—	(4.0)	(22.0)
Net Current Period Other Comprehensive Income (Loss)	11.7	3.0	—	(4.0)	10.7
ASU 2018-02 Adoption	(6.1)	(2.7)	—	(8.2)	(17.0)
ASU 2016-01 Adoption	—	—	(11.9)	—	(11.9)
Balance in AOCI as of September 30, 2018	$(22.8)	$(12.7)	$—	$(50.5)	$(86.0)

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2019	$(3.9)	$(10.6)	$(14.5)
Change in Fair Value Recognized in AOCI	0.3	—	0.3
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	—	—
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	—	—
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2019	$(3.6)	$(10.6)	$(14.2)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(4.9)	$(9.8)	$(14.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.4	—	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	—	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2018	$(4.6)	$(9.8)	$(14.4)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(4.4)	$(10.7)	$(15.1)
Change in Fair Value Recognized in AOCI	0.3	—	0.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.6	—	0.6
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	0.1	0.7
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	0.1	0.6
Net Current Period Other Comprehensive Income (Loss)	0.8	0.1	0.9
Balance in AOCI as of September 30, 2019	$(3.6)	$(10.6)	$(14.2)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(4.5)	$(8.1)	$(12.6)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	0.1	1.1
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	0.1	0.9
Net Current Period Other Comprehensive Income (Loss)	0.8	0.1	0.9
ASU 2018-02 Adoption	(0.9)	(1.8)	(2.7)
Balance in AOCI as of September 30, 2018	$(4.6)	$(9.8)	$(14.4)

APCo

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2019	$1.4	$(8.1)	$(6.7)
Change in Fair Value Recognized in AOCI	(0.3)	—	(0.3)
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains) Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(0.8)	(0.8)
Income Tax (Expense) Benefit	—	(0.2)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(0.6)	(0.6)
Net Current Period Other Comprehensive Income (Loss)	(0.3)	(0.6)	(0.9)
Balance in AOCI as of September 30, 2019	$1.1	$(8.7)	$(7.6)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$2.3	$(2.7)	$(0.4)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains) Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(0.9)	(1.3)
Income Tax (Expense) Benefit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(0.7)	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(0.3)	(0.7)	(1.0)
Balance in AOCI as of September 30, 2018	$2.0	$(3.4)	$(1.4)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$1.8	$(6.8)	$(5.0)
Change in Fair Value Recognized in AOCI	(0.3)	—	(0.3)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.5)	—	(0.5)
Amortization of Prior Service Cost (Credit)	—	(4.0)	(4.0)
Amortization of Actuarial (Gains) Losses	—	1.6	1.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.5)	(2.4)	(2.9)
Income Tax (Expense) Benefit	(0.1)	(0.5)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.4)	(1.9)	(2.3)
Net Current Period Other Comprehensive Income (Loss)	(0.7)	(1.9)	(2.6)
Balance in AOCI as of September 30, 2019	$1.1	$(8.7)	$(7.6)

	Cash Flow Hedges		Pension
Nine Months Ended September 30, 2018	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$—	$2.2	$(0.9)	$1.3
Change in Fair Value Recognized in AOCI	(0.7)	—	—	(0.7)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity for Resale (a)	0.9	—	—	0.9
Interest Expense (a)	—	(0.9)	—	(0.9)
Amortization of Prior Service Cost (Credit)	—	—	(3.9)	(3.9)
Amortization of Actuarial (Gains) Losses	—	—	1.0	1.0
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.9	(0.9)	(2.9)	(2.9)
Income Tax (Expense) Benefit	0.2	(0.2)	(0.6)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.7	(0.7)	(2.3)	(2.3)
Net Current Period Other Comprehensive Income (Loss)	—	(0.7)	(2.3)	(3.0)
ASU 2018-02 Adoption	—	0.5	(0.2)	0.3
Balance in AOCI as of September 30, 2018	$—	$2.0	$(3.4)	$(1.4)

I&M

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2019	$(10.7)	$(2.4)	$(13.1)
Change in Fair Value Recognized in AOCI	0.4	—	0.4
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	—	—
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	—	—
Net Current Period Other Comprehensive Income (Loss)	0.4	—	0.4
Balance in AOCI as of September 30, 2019	$(10.3)	$(2.4)	$(12.7)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(12.2)	$(1.7)	$(13.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	—	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2018	$(11.9)	$(1.7)	$(13.6)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(11.5)	$(2.3)	$(13.8)
Change in Fair Value Recognized in AOCI	0.4	—	0.4
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains) Losses	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	(0.1)	0.9
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	(0.1)	0.7
Net Current Period Other Comprehensive Income (Loss)	1.2	(0.1)	1.1
Balance in AOCI as of September 30, 2019	$(10.3)	$(2.4)	$(12.7)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(10.7)	$(1.4)	$(12.1)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.5	—	1.5
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains) Losses	—	0.6	0.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.5	—	1.5
Income Tax (Expense) Benefit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	1.2	—	1.2
ASU 2018-02 Adoption	(2.4)	(0.3)	(2.7)
Balance in AOCI as of September 30, 2018	$(11.9)	$(1.7)	$(13.6)

OPCo

Cash Flow Hedge –
Three Months Ended September 30, 2019	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2019	$0.3
Change in Fair Value Recognized in AOCI	(0.2)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.3)
Balance in AOCI as of September 30, 2019	$—

Cash Flow Hedge –
Three Months Ended September 30, 2018	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2018	$1.7
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.5)
Income Tax (Expense) Benefit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.4)
Net Current Period Other Comprehensive Income (Loss)	(0.4)
Balance in AOCI as of September 30, 2018	$1.3

Cash Flow Hedge –
Nine Months Ended September 30, 2019	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2018	$1.0
Change in Fair Value Recognized in AOCI	(0.2)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(1.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.0)
Income Tax (Expense) Benefit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.8)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
Balance in AOCI as of September 30, 2019	$—

Cash Flow Hedge –
Nine Months Ended September 30, 2018	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2017	$1.9
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)
Income Tax (Expense) Benefit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
ASU 2018-02 Adoption	0.4
Balance in AOCI as of September 30, 2018	$1.3

PSO

Cash Flow Hedge –
Three Months Ended September 30, 2019	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2019	$1.6
Change in Fair Value Recognized in AOCI	(0.3)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.2
Income Tax (Expense) Benefit	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.1
Net Current Period Other Comprehensive Income (Loss)	(0.2)
Balance in AOCI as of September 30, 2019	$1.4

Cash Flow Hedge –
Three Months Ended September 30, 2018	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2018	$2.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.2)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.2)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)
Net Current Period Other Comprehensive Income (Loss)	(0.2)
Balance in AOCI as of September 30, 2018	$2.4

Cash Flow Hedge –
Nine Months Ended September 30, 2019	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2018	$2.1
Change in Fair Value Recognized in AOCI	(0.3)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.5)
Income Tax (Expense) Benefit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.4)
Net Current Period Other Comprehensive Income (Loss)	(0.7)
Balance in AOCI as of September 30, 2019	$1.4

Cash Flow Hedge –
Nine Months Ended September 30, 2018	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2017	$2.6
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	(0.9)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.9)
Income Tax (Expense) Benefit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.7)
Net Current Period Other Comprehensive Income (Loss)	(0.7)
ASU 2018-02 Adoption	0.5
Balance in AOCI as of September 30, 2018	$2.4

SWEPCo

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2019	$(2.5)	$(2.7)	$(5.2)
Change in Fair Value Recognized in AOCI	0.3	—	0.3
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Net Current Period Other Comprehensive Income (Loss)	0.3	(0.3)	—
Balance in AOCI as of September 30, 2019	$(2.2)	$(3.0)	$(5.2)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2018	$(6.4)	$1.7	$(4.7)
Change in Fair Value Recognized in AOCI	2.3	—	2.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.4)	0.1
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.3)	0.1
Net Current Period Other Comprehensive Income (Loss)	2.7	(0.3)	2.4
Balance in AOCI as of September 30, 2018	$(3.7)	$1.4	$(2.3)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2019	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(3.3)	$(2.1)	$(5.4)
Change in Fair Value Recognized in AOCI	0.3	—	0.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Amortization of Actuarial (Gains) Losses	—	0.4	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	(1.1)	(0.1)
Income Tax (Expense) Benefit	0.2	(0.2)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	(0.9)	(0.1)
Net Current Period Other Comprehensive Income (Loss)	1.1	(0.9)	0.2
Balance in AOCI as of September 30, 2019	$(2.2)	$(3.0)	$(5.2)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2018	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2017	$(6.0)	$2.0	$(4.0)
Change in Fair Value Recognized in AOCI	2.3	—	2.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (a)	1.6	—	1.6
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.6	(1.3)	0.3
Income Tax (Expense) Benefit	0.3	(0.3)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.3	(1.0)	0.3
Net Current Period Other Comprehensive Income (Loss)	3.6	(1.0)	2.6
ASU 2018-02 Adoption	(1.3)	0.4	(0.9)
Balance in AOCI as of September 30, 2018	$(3.7)	$1.4	$(2.3)

(a)	Amounts reclassified to the referenced line item on the statements of income.

(b)
The change in fair value includes $2 million and $6 million related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC for the three and nine months ended September 30, 2019, respectively. See “Sempra Renewables LLC” section of Note 14 for additional information.

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

Regulated Generating Unit to be Retired by 2020 (Applies to AEP and PSO)

In September 2018, management announced that the Oklaunion Power Station is probable of abandonment and is to be retired by October 2020.  The table below summarizes the plant investment and cost of removal, currently being recovered, as well as the regulatory asset for accelerated depreciation for the generating unit as of September 30, 2019. See “2018 Oklahoma Base Rate Case” below for additional information.

Gross Investment	Accumulated Depreciation	Net Investment	Accelerated Depreciation Regulatory Asset (a)	Materials and Supplies	Cost of Removal Regulatory Liability	Expected Retirement Date	Remaining Recovery Period
(dollars in millions)
$106.6	$80.6	$26.0	$21.9	$3.2	$5.1	2020	27 years

(a)
In October 2018, PSO changed depreciation rates to utilize the 2020 end-of-life and defer depreciation expense to a regulatory asset for the amount in excess of the previously OCC-approved depreciation rates for Oklaunion Power Station. See “2018 Oklahoma Base Rate Case” discussion below for additional information.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs – Unrecovered Plant	$50.3	$50.3
Kentucky Deferred Purchase Power Expenses	26.2	14.5
Oklaunion Power Station Accelerated Depreciation	21.9	5.5
Other Regulatory Assets Pending Final Regulatory Approval	5.4	9.3
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs	37.8	35.3
Storm-Related Costs (a)	—	152.4
Other Regulatory Assets Pending Final Regulatory Approval	26.8	20.7
Total Regulatory Assets Pending Final Regulatory Approval (b)	$168.4	$288.0

(a)
In September 2019, AEP Texas securitized $235 million of storm-related costs. As a result of the securitization, the regulatory asset balance was transferred to Securitized Assets on the balance sheets. See “Texas Storm Cost Securitization” discussion below for additional information.

(b)
In 2015, APCo recorded a $91 million reduction, before cost of removal of $17 million, to accumulated depreciation related to the remaining net book value of plants retired in 2015, primarily in its Virginia jurisdiction. These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. APCo’s recovery of the remaining Virginia net book value for the retired plants will be considered in the Virginia SCC’s 2020 triennial review of APCo’s generation and distribution base rates.

	AEP Texas
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Rate Case Expense	$2.3	$0.2
Storm-Related Costs (a)	—	152.4
Total Regulatory Assets Pending Final Regulatory Approval	$2.3	$152.6

(a)
In September 2019, AEP Texas securitized $235 million of storm-related costs. As a result of the securitization, the regulatory asset balance was transferred to Securitized Assets on the balance sheets. See “Texas Storm Cost Securitization” discussion below for additional information.

	APCo
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs – Materials and Supplies	$5.1	$9.0
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs	37.8	35.3
Other Regulatory Assets Pending Final Regulatory Approval	—	0.6
Total Regulatory Assets Pending Final Regulatory Approval (a)	$42.9	$44.9

(a)
In 2015, APCo recorded a $91 million reduction, before cost of removal of $17 million, to accumulated depreciation related to the remaining net book value of plants retired in 2015, primarily in its Virginia jurisdiction. These plants were normal retirements at the end of their depreciable lives under the group composite method of depreciation. APCo’s recovery of the remaining Virginia net book value for the retired plants will be considered in the Virginia SCC’s 2020 triennial review of APCo’s generation and distribution base rates.

	I&M
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Cook Plant Study Costs	$10.7	$—
Other Regulatory Assets Pending Final Regulatory Approval	0.1	3.3
Total Regulatory Assets Pending Final Regulatory Approval	$10.8	$3.3

	OPCo
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$1.0
Total Regulatory Assets Pending Final Regulatory Approval	$0.1	$1.0

	PSO
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Oklaunion Power Station Accelerated Depreciation	$21.9	$5.5
Regulatory Assets Currently Not Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	—	0.5
Total Regulatory Assets Pending Final Regulatory Approval	$21.9	$6.0

	SWEPCo
	September 30,	December 31,
	2019	2018
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Plant Retirement Costs – Unrecovered Plant	$50.3	$50.3
Other Regulatory Assets Pending Final Regulatory Approval	0.3	0.3
Regulatory Assets Currently Not Earning a Return
Asset Retirement Obligation - Arkansas, Louisiana	6.8	5.3
Rate Case Expense – Texas	1.4	4.9
Other Regulatory Assets Pending Final Regulatory Approval	4.2	3.6
Total Regulatory Assets Pending Final Regulatory Approval	$63.0	$64.4

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

As of September 30, 2019, AEP Texas’ cumulative revenues from interim transmission and distribution rate increases from 2008 through 2019, subject to review, are estimated to be $1.3 billion. The 2019 base rate case described below could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

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

In July and August 2019, PUCT staff and various intervenors filed testimony. The PUCT staff recommended a $63 million annual rate reduction based on a 9.35% return on common equity while intervenors recommended annual rate reductions of up to $159 million based on a return on common equity ranging from 9% to 9.2%. The difference between AEP Texas’ requested annual base rate increase and the PUCT staff’s and various intervenor’s recommendations are primarily due to: (a) recommended capital structure of 60% debt and 40% common equity as compared to the 55% debt and 45% common equity requested by AEP Texas, (b) a reduction in the requested return on common equity and (c) various disallowances that could potentially result in write-offs exceeding $450 million. The PUCT staff's recommended disallowances primarily consisted of $85 million in capital incentives and $26 million for capitalized vegetation management expenses. The intervenors recommended disallowances primarily consisted of (a) $173 million for a newly constructed transmission operations center and other service centers, (b) $94 million for Hurricane Harvey costs, (c) $36 million for capitalized cross arms and (d) $21 million for capitalized plant costs related to unreimbursed damages to assets caused by third-parties. In addition, one intervenor recommended AEP Texas refund $115 million of Excess ADIT, which includes $2 million in interest, related to previously owned deregulated generation assets. AEP Texas recorded $113 million as a favorable adjustment to income tax expense in 2017 as a result of Tax Reform. Hearings were held in August 2019 and briefs were filed in September 2019. AEP Texas is expecting a Proposal for Decision from the ALJ in the fourth quarter of 2019. The PUCT is expected to issue an order on the case by the first quarter of 2020. If any of these costs are not recoverable or refunds of revenues collected under interim transmission and distribution rates are ordered to be returned to customers, it could reduce future net income and cash flows and impact financial condition.

Texas Storm Cost Securitization

In August 2017, Hurricane Harvey hit the coast of Texas, causing power outages in the AEP Texas service territory. In March 2019, AEP Texas filed a request to securitize total estimated distribution-related system restoration costs with the PUCT, which included estimated carrying costs. In June 2019, the PUCT approved the financing order. As part of the financing order, AEP Texas agreed to offset $64 million of Excess ADIT that is not subject to rate normalization requirements against the total distribution-related system restoration costs. In September 2019, AEP Texas issued $235 million of securitization bonds. The securitization bonds included carrying costs of $33 million, which includes $21 million of debt carrying costs recorded as a reduction to Interest Expense in 2019.

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

New Virginia legislation impacting investor-owned utilities was enacted, effective July 1, 2018, that requires APCo to file its next generation and distribution base rate case by March 31, 2020 using 2017, 2018 and 2019 earnings test years (triennial review). Triennial reviews are subject to an earnings test which provides that 70% of any earnings exceeding 70 basis points over the Virginia SCC authorized return on common equity would be refunded to customers or be used to lower APCo’s Virginia retail base rates on a prospective basis. The Virginia legislation also states that, under certain circumstances, costs associated with asset impairments related to early retirement determinations made by a utility for generation facilities fueled by coal, natural gas or oil or for automated meters be considered fully recovered in the period recorded.

In November 2018, the Virginia SCC approved a return on common equity of 9.42% applicable to APCo base rate earnings for the 2017-2019 triennial period and rate adjustment clauses from November 2018 through November 2020. Management has reviewed APCo’s actual and forecasted earnings for the triennial period and concluded that it is not probable, but is reasonably possible, that APCo will over-earn in Virginia during the 2017-2019 triennial period. Due to various uncertainties, including weather, storm restoration, weather-normalized demand and potential customer shopping during 2019, management cannot estimate a range of potential APCo Virginia over-earnings during the 2017-2019 triennial period. If the Virginia triennial review of APCo earnings results in any disallowance, it could reduce future net income and cash flows and impact financial condition.

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

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base rate proceeding. Through September 30, 2019, AEP’s share of ETT’s cumulative revenues that are subject to review is estimated to be $987 million. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring.

In 2018, the PUCT adopted a rule requiring investor-owned utilities operating solely inside ERCOT to make periodic filings for rate proceedings. The rule requires ETT to file for a comprehensive rate review no later than February 1, 2021.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Tax Reform

In October 2018, I&M made a filing with the MPSC recommending to: (a) refund approximately $68 million of Excess ADIT associated with certain depreciable property using ARAM and (b) refund approximately $37 million of Excess ADIT that is not subject to rate normalization requirements over ten years. In September 2019, an ALJ issued a Proposal for Decision and various intervenors filed objections which included changing the refund period from ten years to seven years. In October 2019, I&M filed responses to the various intervenor objections. An order from the MPSC regarding Excess ADIT is expected in the fourth quarter of 2019.

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

In August 2019, various intervenors filed testimony that recommended annual rate increases ranging from $2 million to $33 million based upon a return on common equity ranging from 9% to 9.73%. The difference between I&M’s requested annual base rate increase and the intervenor’s recommendations are primarily due to: (a) proposed denial of return on and of certain new plant investments, (b) proposed lower depreciation rates, (c) a reduction in the requested return on common equity and (d) exclusion of I&M’s proposed re-allocation of capacity costs related to I&M’s June 2020 loss of a significant FERC wholesale contract. In addition, certain parties recommended disallowances that could potentially result in write-offs of $41 million related to the remaining book value of existing Indiana jurisdictional meters and $11 million associated with certain Cook Plant study costs.

In September 2019, I&M filed testimony rebutting the various parties’ recommendations. A hearing at the IURC began in October 2019. The IURC is expected to issue an order on the case by the first quarter of 2020. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In October 2019, MPSC staff and various intervenors filed testimony. The MPSC staff recommended a $38 million annual rate increase based upon a 9.75% return on common equity while intervenors recommended annual rate increases of up to $28 million based on a return on common equity ranging from 9.1% to 9.25%. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

OPCo Rate Matters (Applies to AEP and OPCo)

Ohio ESP Filings

ESP Extension through 2024

In 2016, OPCo refiled its amended ESP extension application and supporting testimony, consistent with the terms of the modified and approved stipulation agreement and based upon a 2016 PUCO order. The amended filing proposed to extend the ESP through May 2024.

In April 2018, the PUCO issued an order approving the ESP extension stipulation agreement, with no significant changes. In October 2018, an intervenor filed an appeal with the Ohio Supreme Court challenging various approved riders. In October 2019, oral arguments were held in the Ohio Supreme Court. If the Ohio Supreme Court reverses the PUCO’s decision, it could reduce future net income and cash flows and impact financial condition.

OPCo’s Enhanced Service Reliability Rider (ESRR) authorized under the ESP is subject to annual audits.  In May 2018, the PUCO staff filed comments indicating that 2016 spending under the ESRR was subject to authorized limits and that OPCo overspent those limits.  OPCo filed reply comments objecting to the PUCO staff’s position, including the method of calculating the overspent amount.  In March 2019, the PUCO staff filed additional comments which adjusted the method of the calculation but maintained that OPCo overspent the authorized limit in 2016 and 2017, which could result in a refund of $10 million. Management believes that both 2016 and 2017 ESRR spending is not subject to an authorized limit and that a spending limit was not established until 2018, as part of the ESP extension. A hearing was held in May 2019 to address the 2016 audit. Post-hearing briefs in this case were filed in June 2019 and reply briefs were filed in July 2019. If it is determined OPCo did have an authorized spending limit under the ESRR in 2016 and 2017, and refunds are ordered, it would reduce future net income and cash flows and impact financial condition.

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

PSO Rate Matters (Applies to AEP and PSO)

2018 Oklahoma Base Rate Case

In 2018, PSO filed a request with the OCC for an $88 million annual increase in Oklahoma retail rates based upon a 10.3% return on common equity. PSO also proposed to implement a performance-based rate plan that combines a formula rate with a set of customer-focused performance incentive measures related to reliability, public safety, customer satisfaction and economic development. The proposed annual increase included $13 million related to increased annual depreciation rates and $7 million related to increased storm expense amortization. The requested increase in annual depreciation rates included the recovery of Oklaunion Power Station through 2028 (currently being recovered in rates through 2046).  Management has announced plans to retire Oklaunion Power Station by October 2020.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In August 2018, SWEPCo filed a Motion for Reconsideration at the Court of Appeals, which was denied. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In May 2019, various intervenors filed replies to the petition. In July 2019, SWEPCo filed its response to these replies. The Texas Supreme Court has requested full briefing by the parties. SWEPCo’s initial brief is due in October 2019. Response briefs are due in November 2019 and SWEPCo’s reply brief is due in December 2019.

As of September 30, 2019, the net book value of Turk Plant was $1.5 billion, before cost of removal, including materials and supplies inventory and CWIP. If certain parts of the PUCT order are overturned and if SWEPCo cannot ultimately fully recover its approximate 33% Texas jurisdictional share of the Turk Plant investment, including AFUDC, it could reduce future net income and cash flows and impact financial condition.

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

In October 2018, the LPSC staff issued a recommendation that SWEPCo refund $11 million of excess federal income taxes collected, as a result of Tax Reform, from January 1, 2018 through July 31, 2018. In June 2019, the LPSC staff issued its report which reaffirmed its $11 million refund recommendation. The report also contends that SWEPCo’s requested annual rate increase of $18 million, which was implemented in August 2018, is overstated by $4 million and proposes an annual rate increase of $14 million. Additionally, the report recommends SWEPCo refund the excess over-collections associated with the $4 million difference for the period of August 2018 through the implementation of new rates. In July 2019, the LPSC approved the $11 million refund. A decision by the LPSC on the remaining issues is expected in the fourth quarter of 2019.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Welsh Plant - Environmental Impact

Management currently estimates that the investment necessary to meet proposed environmental regulations through 2025 for Welsh Plant, Units 1 and 3 could total approximately $550 million, excluding AFUDC. As of September 30, 2019, SWEPCo had incurred costs of $399 million, including AFUDC, related to these projects.  Management continues to evaluate the impact of environmental rules and related project cost estimates. As of September 30, 2019, the total net book value of Welsh Plant, Units 1 and 3 was $612 million, before cost of removal, including materials and supplies inventory and CWIP.

In 2016, as approved by the APSC, SWEPCo began recovering $79 million related to the Arkansas jurisdictional share of these environmental costs, subject to prudence review in the next Arkansas filed base rate proceeding. In 2017, the LPSC approved recovery of $131 million in investments related to its Louisiana jurisdictional share of environmental controls installed at Welsh Plant. SWEPCo’s approved Louisiana jurisdictional share of Welsh Plant deferrals: (a) are $10 million, excluding $5 million of unrecognized equity as of September 30, 2019, (b) is subject to review by the LPSC and (c) includes a weighted average cost of capital return on environmental investments and the related depreciation expense and taxes. See “2018 Louisiana Formula Rate Filing” and “2019 Arkansas Base Rate Case” disclosures for additional information.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2019 Arkansas Base Rate Case

In February 2019, SWEPCo filed a request with the APSC for a $75 million increase in Arkansas base rates based upon a proposed 10.5% return on common equity. The filing requests rate base treatment for the Stall Plant and environmental retrofits that are currently being recovered through riders. Eliminating these riders would result in a net annual requested base rate increase of $58 million. The proposed net annual increase includes $12 million related to vegetation management to improve the reliability of its Arkansas distribution system. The filing also provides notice of SWEPCo’s proposal to have its rates regulated under the formula rate review mechanism authorized by Arkansas law, including a Formula Rate Review Rider. In October 2019, SWEPCo reduced its requested base rate increase from $75 million to $67 million.

In October 2019, SWEPCo, the APSC staff and various intervenors filed a unanimous stipulation and settlement agreement with the APSC.  The agreement includes a proposed annual base rate increase of $53 million ($24 million net of amounts currently recovered through riders) based upon a 9.45% return on common equity and includes $6 million for increased annual depreciation expense.  The agreement provides recovery for: (a) the Stall Plant, (b) environmental retrofit projects and (c) the remaining net book value, with a debt return for investors, of Welsh Unit 2. The agreement also includes a proposal to have its rates regulated under the formula rate mechanism authorized by Arkansas law, including a Formula Rate Review Rider. Also in October 2019, a settlement hearing with the APSC was held. SWEPCo expects the APSC to issue an order in the fourth quarter of 2019. If any of these costs are not recoverable, or disallowances were to occur, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

FERC Transmission Complaint - AEP’s PJM Participants (Applies to AEP, AEPTCo, APCo, I&M and OPCo)

In 2016, seven parties filed a complaint at the FERC that alleged the base return on common equity used by AEP’s transmission owning subsidiaries within PJM in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint.  In March 2018, AEP’s transmission owning subsidiaries within PJM and six of the complainants filed a settlement agreement with the FERC (the seventh complainant abstained).  The settlement agreement: (a) established a base ROE for AEP’s transmission owning subsidiaries within PJM of 9.85% (10.35% inclusive of the RTO incentive adder of 0.5%), effective January 1, 2018, (b) required AEP’s transmission owning subsidiaries within PJM to provide a one-time refund of $50 million, attributable from the date of the complaint through December 31, 2017, which was credited to customer bills in the second quarter of 2018 and (c) increased the cap on the equity portion of the capital structure to 55% from 50%.  As part of the settlement agreement, AEP’s transmission owning subsidiaries within PJM also filed updated transmission formula rates incorporating the reduction in the corporate federal income tax rate due to Tax Reform, effective January 1, 2018 and providing for the amortization of the portion of the Excess ADIT that is not subject to rate normalization requirements over a ten-year period through credits to the federal income tax expense component of the revenue requirement. In May 2019, the FERC approved the settlement agreement.

FERC Transmission Complaint - AEP’s SPP Participants (Applies to AEP, AEPTCo, PSO and SWEPCo)

In 2017, several parties filed a complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.36%, effective upon the date of the complaint through September 5, 2018. In September 2018, the same parties filed another complaint at the FERC that states the base return on common equity used by AEP’s transmission owning subsidiaries within SPP in calculating formula transmission rates under the SPP OATT is excessive and should be reduced from 10.7% to 8.71%, effective upon the date of the second complaint. In June 2019, the FERC approved an unopposed settlement agreement between AEP’s transmission owning subsidiaries within SPP and the complainants. The settlement agreement established a base ROE of 10% (10.50% inclusive of the RTO incentive adder of 0.5%) effective January 1, 2019. Additionally, refunds including carrying charges will be made from the date of the first complaint through December 31, 2018. Refunds for the period prior to 2019 will be made at the time of the 2019 true-up of 2018 rates. Refunds from January 2019 onward will conclude with the 2020 true-up of 2019 rates.

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

AEP has a $4 billion revolving credit facility due in June 2022, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of September 30, 2019, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $405 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2019 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$204.4	October 2019 to October 2020
AEP Texas	2.2	July 2020
OPCo	3.6	April 2020 to September 2020

Guarantees of Third-Party Obligations (Applies to AEP and SWEPCo)

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $155 million. Since SWEPCo uses self-bonding, the guarantee commits SWEPCo to complete the reclamation, in the event, Sabine does not complete the work.  This guarantee ends upon depletion of reserves and completion of reclamation.  The reserves are estimated to deplete in 2036 with reclamation completed by 2046 at an estimated cost of $107 million.  Actual reclamation costs could vary due to inflation and scope changes to the mine reclamation.  As of September 30, 2019, SWEPCo has collected $77 million through a rider for reclamation costs, of which $83 million was recorded in Asset Retirement Obligations, offset by $6 million recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

Sabine charges all of its costs to its only customer, SWEPCo, which recovers these costs through its fuel clauses.

Guarantees of Equity Method Investees (Applies to AEP)

In December 2016, AEP issued a performance guarantee for a 50% owned joint venture which is accounted for as an equity method investment. If the joint venture were to default on payments or performance, AEP would be required to make payments on behalf of the joint venture. As of September 30, 2019, the maximum potential amount of future payments associated with this guarantee was $75 million, which expired in October 2019.

In April 2019, AEP acquired Sempra Renewables LLC. See “Acquisitions” section of Note 6 for additional information.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2019, there were no material liabilities recorded for any indemnifications.

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

Thereafter, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree. The district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. The consent decree was modified based on an agreement among the parties in July 2019. As part of the modification to the consent decree, I&M agreed to provide an additional $7.5 million to citizens’ groups and the states for environmental mitigation projects. As joint owners in the Rockport Plant, the $7.5 million payment was shared between AEGCo and I&M based on the joint ownership agreement. See “Modification of the New Source Review Litigation Consent Decree” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Management will continue to defend against the claims. Given that the district court dismissed plaintiffs’ claims seeking compensatory relief as premature, and that plaintiffs have yet to present a methodology for determining or any analysis supporting any alleged damages, management cannot determine a range of potential losses that are reasonably possible of occurring.

Patent Infringement Complaint

In July 2019, Midwest Energy Emissions Corporation and MES Inc. (collectively, the plaintiffs) filed a patent infringement complaint against various parties, including AEP Texas, AGR, Cardinal Operating Company and SWEPCo (collectively, the AEP Defendants). The complaint alleges that the AEP Defendants infringed two patents owned by the plaintiffs by using specific processes for mercury control at certain coal-fired generating stations.  The complaint seeks injunctive relief and damages.  Management will continue to defend against the claims. Management is unable to determine a range of potential loss that is reasonably possible of occurring.

6. ACQUISITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP only unless indicated otherwise.

ACQUISITIONS

Sempra Renewables LLC (Generation & Marketing Segment)

In April 2019, AEP acquired Sempra Renewables LLC and its ownership interests in 724 MWs of wind generation and battery assets valued at approximately $1.1 billion. This acquisition is part of AEP’s strategy to grow its renewable generation portfolio and to diversify generation resources. AEP paid $583 million in cash and acquired a 50% ownership interest in five non-consolidated joint ventures with net assets valued at $406 million as of the acquisition date (which includes $364 million of existing debt obligations). Additionally, the transaction included the acquisition of two tax equity partnerships and the associated recognition of noncontrolling tax equity interest of $135 million. The purchase price, subject to working capital adjustments, was allocated as follows:

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

Management allocated the purchase price based upon the relative fair value of the assets acquired and noncontrolling interests assumed. The fair value of the primary assets acquired and the noncontrolling interests assumed was determined using a discounted cash flow method under the income approach. The key input assumptions utilized in the determination of the fair value of these assets were the pricing and terms of the existing purchase power agreements, forecasted market power prices, forecasted PTCs from the wind farms, expected wind farm net capacity, forecasted cash benefits from income tax depreciation and discount rates reflecting risk inherent in the future cash flows and future power prices. Additional key input assumptions for the fair value of the noncontrolling interests include the terms of the limited liability company agreements that dictate the sharing of the tax attributes and cash flows associated with the tax equity partnerships. Under the accounting rules for acquisitions, AEP has one year to finalize the purchase price allocation, including working capital adjustments and other closing adjustments.

Upon closing of the purchase, Sempra Renewables LLC was legally renamed AEP Wind Holdings LLC. AEP Wind Holdings LLC develops, owns and operates, or holds interests in, wind generation facilities in the United States. The operating wind generation portfolio includes seven wind farms. Five wind farms are jointly-owned with BP Wind Energy, and two wind farms are consolidated by AEP and are tax equity partnerships with nonaffiliated noncontrolling interests. All seven wind farms have long-term PPAs for 100% of their energy production. One of the joint venture wind farms has PPAs with I&M and OPCo for a portion of its energy production which totaled $2 million and $3 million, respectively, of purchased electricity for the three months ended September 30, 2019, and $5 million and $10 million, respectively, for the nine months ended September 30, 2019. Another joint venture wind farm has a PPA with SWEPCo for a portion of its energy production which totaled $3 million and $6 million of purchased electricity for the three and nine months ended September 30, 2019, respectively. The PPAs with I&M, OPCo and SWEPCo were executed prior to the acquisition of the wind farms and will be accounted for in accordance with the accounting guidance for “Related Parties.”

Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of September 30, 2019, the maximum potential amount of future payments associated with these guarantees was $186 million, with the last guarantee expiring in December 2037. The liability recorded associated with these guarantees was $34 million as of September 30, 2019.

The acquired business contributed revenues and Net Income to AEP that were not material for the period April 22, 2019 to September 30, 2019. The pro-forma revenue and net income related to the acquisition of Sempra Renewables LLC were not material for the three and nine months ended September 30, 2019 and 2018.

See Note 14 - Variable Interest Entities and Equity Method Investments for additional information related to the purchased wind farms.

Santa Rita East (Generation & Marketing Segment)

In July 2019, AEP acquired a 75% interest, or 227 MWs, in Santa Rita East for approximately $356 million. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Santa Rita East represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Santa Rita East is a VIE. As a result, to account for the initial consolidation of Santa Rita East, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Santa Rita East and recent third-party market transactions for similar wind farms. See “Santa Rita East” section of Note 14 for additional information.

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

Merchant Generating Assets (Generation & Marketing Segment)

A project to reconstruct a defective dam structure at Racine began in the first quarter of 2017. As of September 30, 2018, the Racine reconstruction project had accumulated new capital expenditures of $35 million. Due to a significant increase in estimated costs to complete the reconstruction project, in the third quarter of 2018, an impairment analysis was performed. AEP performed step one of the impairment analysis using undiscounted cash flows for the estimated useful life of Racine based upon energy and capacity price curves, which were developed internally with observable Level 2 third-party quotations and unobservable Level 3 inputs, as well as management’s forecasts of operating expenses and capital expenditures. AEP performed step two of the impairment analysis on Racine using a ten-year discounted cash flow model based upon similar forecasted information used in the step one test. The step two analysis resulted in a determination that the fair value of Racine in its condition as of September 30, 2018 was $0. As a result, AEP recorded a pretax impairment of $35 million in Other Operation on the statements of income in the third quarter of 2018. In October 2018, AEP received authorization from the FERC to restart generation at Racine and generation resumed in November 2018.

Due to weather-related delays in the first quarter of 2019, reconstruction activities at Racine are now estimated to be completed in the first half of 2020. AEP expects to incur additional capital expenditures to complete the reconstruction project, at which point the fair value of Racine, as fully operational, is expected to approximate the book value once complete. Future revisions in cost estimates or delays in completion could result in additional losses which could reduce future net income and cash flows and impact financial condition.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$23.8	$24.4	$2.4	$2.9
Interest Cost	51.1	46.9	12.6	11.8
Expected Return on Plan Assets	(74.0)	(72.6)	(23.4)	(25.6)
Amortization of Prior Service Credit	—	—	(17.3)	(17.3)
Amortization of Net Actuarial Loss	14.4	21.3	5.5	2.7
Net Periodic Benefit Cost (Credit)	$15.3	$20.0	$(20.2)	$(25.5)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$71.6	$73.2	$7.1	$8.7
Interest Cost	153.3	140.8	37.9	35.5
Expected Return on Plan Assets	(222.0)	(217.7)	(70.3)	(76.7)
Amortization of Prior Service Credit	—	—	(51.8)	(51.8)
Amortization of Net Actuarial Loss	43.2	63.9	16.6	7.9
Net Periodic Benefit Cost (Credit)	$46.1	$60.2	$(60.5)	$(76.4)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$2.2	$2.3	$0.1	$0.3
Interest Cost	4.4	4.0	1.0	0.9
Expected Return on Plan Assets	(6.5)	(6.4)	(1.9)	(2.1)
Amortization of Prior Service Credit	—	—	(1.5)	(1.5)
Amortization of Net Actuarial Loss	1.2	1.8	0.5	0.2
Net Periodic Benefit Cost (Credit)	$1.3	$1.7	$(1.8)	$(2.2)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$6.5	$6.9	$0.5	$0.7
Interest Cost	13.1	12.0	3.0	2.8
Expected Return on Plan Assets	(19.4)	(19.2)	(5.8)	(6.4)
Amortization of Prior Service Credit	—	—	(4.4)	(4.4)
Amortization of Net Actuarial Loss	3.7	5.4	1.4	0.6
Net Periodic Benefit Cost (Credit)	$3.9	$5.1	$(5.3)	$(6.7)

APCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$2.4	$2.4	$0.2	$0.3
Interest Cost	6.3	5.8	2.2	2.1
Expected Return on Plan Assets	(9.4)	(9.1)	(3.7)	(4.0)
Amortization of Prior Service Credit	—	—	(2.5)	(2.5)
Amortization of Net Actuarial Loss	1.8	2.6	1.0	0.4
Net Periodic Benefit Cost (Credit)	$1.1	$1.7	$(2.8)	$(3.7)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$7.1	$7.0	$0.7	$0.8
Interest Cost	18.9	17.6	6.5	6.2
Expected Return on Plan Assets	(28.1)	(27.4)	(11.0)	(12.0)
Amortization of Prior Service Credit	—	—	(7.5)	(7.5)
Amortization of Net Actuarial Loss	5.3	7.9	2.8	1.4
Net Periodic Benefit Cost (Credit)	$3.2	$5.1	$(8.5)	$(11.1)

I&M

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$3.3	$3.4	$0.3	$0.4
Interest Cost	6.0	5.6	1.5	1.4
Expected Return on Plan Assets	(9.1)	(9.0)	(2.8)	(3.1)
Amortization of Prior Service Credit	—	—	(2.4)	(2.4)
Amortization of Net Actuarial Loss	1.6	2.5	0.7	0.3
Net Periodic Benefit Cost (Credit)	$1.8	$2.5	$(2.7)	$(3.4)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$10.0	$10.2	$1.0	$1.2
Interest Cost	17.9	16.6	4.4	4.1
Expected Return on Plan Assets	(27.5)	(26.8)	(8.5)	(9.3)
Amortization of Prior Service Credit	—	—	(7.1)	(7.1)
Amortization of Net Actuarial Loss	4.9	7.4	2.0	0.9
Net Periodic Benefit Cost (Credit)	$5.3	$7.4	$(8.2)	$(10.2)

OPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$1.9	$2.0	$0.2	$0.2
Interest Cost	4.8	4.4	1.4	1.3
Expected Return on Plan Assets	(7.3)	(7.2)	(2.7)	(2.9)
Amortization of Prior Service Credit	—	—	(1.8)	(1.7)
Amortization of Net Actuarial Loss	1.3	2.0	0.6	0.3
Net Periodic Benefit Cost (Credit)	$0.7	$1.2	$(2.3)	$(2.8)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$5.9	$5.8	$0.6	$0.7
Interest Cost	14.3	13.3	4.1	3.9
Expected Return on Plan Assets	(22.0)	(21.6)	(8.1)	(8.8)
Amortization of Prior Service Credit	—	—	(5.2)	(5.2)
Amortization of Net Actuarial Loss	4.0	6.0	1.9	0.8
Net Periodic Benefit Cost (Credit)	$2.2	$3.5	$(6.7)	$(8.6)

PSO

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$1.6	$1.7	$0.2	$0.1
Interest Cost	2.6	2.5	0.7	0.6
Expected Return on Plan Assets	(4.0)	(4.0)	(1.3)	(1.3)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	0.7	1.1	0.3	0.1
Net Periodic Benefit Cost (Credit)	$0.9	$1.3	$(1.2)	$(1.6)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$4.9	$5.3	$0.5	$0.5
Interest Cost	7.9	7.4	2.0	1.8
Expected Return on Plan Assets	(12.2)	(12.1)	(3.9)	(4.1)
Amortization of Prior Service Credit	—	—	(3.2)	(3.2)
Amortization of Net Actuarial Loss	2.2	3.3	0.9	0.4
Net Periodic Benefit Cost (Credit)	$2.8	$3.9	$(3.7)	$(4.6)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$2.1	$2.4	$0.2	$0.2
Interest Cost	3.1	2.8	0.7	0.7
Expected Return on Plan Assets	(4.4)	(4.4)	(1.5)	(1.6)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	0.9	1.3	0.4	0.2
Net Periodic Benefit Cost (Credit)	$1.7	$2.1	$(1.5)	$(1.8)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service Cost	$6.4	$7.0	$0.6	$0.7
Interest Cost	9.3	8.5	2.3	2.1
Expected Return on Plan Assets	(13.3)	(13.1)	(4.5)	(4.8)
Amortization of Prior Service Credit	—	—	(3.9)	(3.9)
Amortization of Net Actuarial Loss	2.6	3.8	1.1	0.5
Net Periodic Benefit Cost (Credit)	$5.0	$6.2	$(4.4)	$(5.4)

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

The tables below present AEP’s reportable segment income statement information for the three and nine months ended September 30, 2019 and 2018 and reportable segment balance sheet information as of September 30, 2019 and December 31, 2018.

	Three Months Ended September 30, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,598.9	$1,147.3	$65.5	$501.2	$2.1	$—	$4,315.0
Other Operating Segments	46.6	39.3	207.5	32.5	22.3	(348.2)	—
Total Revenues	$2,645.5	$1,186.6	$273.0	$533.7	$24.4	$(348.2)	$4,315.0

Net Income (Loss)	$438.4	$133.7	$127.0	$88.7	$(53.9)	$—	$733.9

	Three Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,610.2	$1,180.9	$51.9	$486.5	$3.6	$—	$4,333.1
Other Operating Segments	26.5	30.6	135.3	35.1	20.1	(247.6)	—
Total Revenues	$2,636.7	$1,211.5	$187.2	$521.6	$23.7	$(247.6)	$4,333.1

Net Income (Loss)	$345.6	$145.2	$74.2	$5.1	$9.6	$—	$579.7

	Nine Months Ended September 30, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$7,087.6	$3,328.7	$196.5	$1,323.8	$8.8	$—	$11,945.4
Other Operating Segments	85.0	125.6	611.8	104.4	64.9	(991.7)	—
Total Revenues	$7,172.6	$3,454.3	$808.3	$1,428.2	$73.7	$(991.7)	$11,945.4

Net Income (Loss)	$920.8	$421.6	$407.6	$133.1	$(116.0)	$—	$1,767.1

	Nine Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$7,332.4	$3,450.0	$196.5	$1,399.3	$16.4	$—	$12,394.6
Other Operating Segments	61.3	60.9	408.7	88.1	55.1	(674.1)	—
Total Revenues	$7,393.7	$3,510.9	$605.2	$1,487.4	$71.5	$(674.1)	$12,394.6

Net Income (Loss)	$856.3	$384.6	$280.9	$61.8	$(17.1)	$—	$1,566.5

	September 30, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$46,739.8	$19,283.9	$9,700.4	$1,661.6	$421.7		$(354.5)	(b)	$77,452.9
Accumulated Depreciation and Amortization	14,359.3	3,907.3	383.8	99.8	196.4		(186.4)	(b)	18,760.2
Total Property Plant and Equipment - Net	$32,380.5	$15,376.6	$9,316.6	$1,561.8	$225.3		$(168.1)	(b)	$58,692.7

Total Assets	$40,746.1	$17,967.6	$10,606.7	$3,315.9	$5,002.3	(c)	$(3,737.9)	(b) (d)	$73,900.7

Long-term Debt Due Within One Year:
Nonaffiliated	$687.4	$391.5	$249.0	$—	$(0.2)	(e)	$—		$1,327.7

Long-term Debt:
Affiliated	59.0	—	—	32.2	—		(91.2)		—
Nonaffiliated	12,161.1	5,868.9	3,426.9	(0.3)	3,096.9		—		24,553.5

Total Long-term Debt	$12,907.5	$6,260.4	$3,675.9	$31.9	$3,096.7	(e)	$(91.2)		$25,881.2

	December 31, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$45,365.1	$18,126.7	$8,659.5	$893.3	$395.2		$(354.6)	(b)	$73,085.2
Accumulated Depreciation and Amortization	13,822.5	3,833.7	282.8	47.0	186.6		(186.5)	(b)	17,986.1
Total Property Plant and Equipment - Net	$31,542.6	$14,293.0	$8,376.7	$846.3	$208.6		$(168.1)	(b)	$55,099.1

Total Assets	$38,874.3	$17,083.4	$9,543.7	$1,979.7	$4,036.5	(c)	$(2,714.8)	(b) (d)	$68,802.8

Long-term Debt Due Within One Year:
Nonaffiliated	$1,066.3	$549.1	$85.0	$0.1	$(2.0)	(e)	$—		$1,698.5

Long-term Debt:
Affiliated	50.0	—	—	32.2	—		(82.2)		—
Nonaffiliated	11,442.7	5,048.8	2,888.6	(0.3)	2,268.4		—		21,648.2

Total Long-term Debt	$12,559.0	$5,597.9	$2,973.6	$32.0	$2,266.4	(e)	$(82.2)		$23,346.7

(a)
Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income, interest expense and other nonallocated costs.

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

The tables below present AEPTCo’s reportable segment income statement information for the three and nine months ended September 30, 2019 and 2018 and reportable segment balance sheet information as of September 30, 2019 and December 31, 2018.

	Three Months Ended September 30, 2019
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$54.0	$—		$—		$54.0
Sales to AEP Affiliates	205.7	—		—		205.7
Other Revenues	—	—		—		—
Total Revenues	$259.7	$—		$—		$259.7

Interest Income	$0.4	$32.3		$(31.9)	(a)	$0.8
Interest Expense	26.4	31.9		(31.9)	(a)	26.4
Income Tax Expense	30.0	0.1		—		30.1

Net Income	$107.3	$0.3	(b)	$—		$107.6

	Three Months Ended September 30, 2018
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$46.0	$—		$—		$46.0
Sales to AEP Affiliates	148.4	—		—		148.4
Other Revenues	—	—		—		—
Total Revenues	$194.4	$—		$—		$194.4

Interest Income	$0.2	$26.0		$(25.7)	(a)	$0.5
Interest Expense	19.8	25.7		(25.7)	(a)	19.8
Income Tax Expense	18.4	(0.8)		—		17.6

Net Income	$77.1	$1.0	(b)	$—		$78.1

	Nine Months Ended September 30, 2019
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$162.1	$—		$—		$162.1
Sales to AEP Affiliates	608.0	—		—		608.0
Other Revenues	—	—		—		—
Total Revenues	$770.1	$—		$—		$770.1

Interest Income	$0.8	$89.7		$(88.4)	(a)	$2.1
Interest Expense	69.5	88.4		(88.4)	(a)	69.5
Income Tax Expense	90.5	0.2		—		90.7

Net Income	$347.1	$0.8	(b)	$—		$347.9

	Nine Months Ended September 30, 2018
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$132.3	$—		$—		$132.3
Sales to AEP Affiliates	453.8	—		—		453.8
Other Revenues	0.1	—		—		0.1
Total Revenues	$586.2	$—		$—		$586.2

Interest Income	$0.4	$76.2		$(75.3)	(a)	$1.3
Interest Expense	60.7	75.3		(75.3)	(a)	60.7
Income Tax Expense	63.7	—		—		63.7

Net Income	$243.6	$0.6	(b)	$—		$244.2

	September 30, 2019
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$9,267.4	$—		$—		$9,267.4
Accumulated Depreciation and Amortization	368.8	—		—		368.8
Total Transmission Property – Net	$8,898.6	$—		$—		$8,898.6

Notes Receivable - Affiliated	$—	$3,511.9		$(3,511.9)	(c)	$—

Total Assets	$9,363.5	$3,589.0	(d)	$(3,599.8)	(e)	$9,352.7

Total Long-term Debt	$3,550.0	$3,511.9		$(3,550.0)	(c)	$3,511.9

	December 31, 2018
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$8,268.1	$—		$—		$8,268.1
Accumulated Depreciation and Amortization	271.9	—		—		271.9
Total Transmission Property – Net	$7,996.2	$—		$—		$7,996.2

Notes Receivable - Affiliated	$—	$2,823.0		$(2,823.0)	(c)	$—

Total Assets	$8,406.8	$2,857.1	(d)	$(2,869.8)	(e)	$8,394.1

Total Long-term Debt	$2,850.0	$2,823.0		$(2,850.0)	(c)	$2,823.0

(a)	Elimination of intercompany interest income/interest expense on affiliated debt arrangement.

(b)	Includes the elimination of AEPTCo Parent’s equity earnings in the State Transcos.

(c)	Elimination of intercompany debt.

(d)	Includes the elimination of AEPTCo Parent’s investments in State Transcos.

(e)	Primarily relates to the elimination of Notes Receivable from the State Transcos.

9.  DERIVATIVES AND HEDGING

The disclosures in this note apply to all Registrants unless indicated otherwise. For the periods presented, AEPTCo did not have any derivative and hedging activity.

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

The Registrants are exposed to certain market risks as major power producers and participants in the electricity, capacity, natural gas, coal and emission allowance markets.  These risks include commodity price risks which may be subject to capacity risk, interest rate risk and credit risk.  These risks represent the risk of loss that may impact the Registrants due to changes in the underlying market prices or rates.  Management utilizes derivative instruments to manage these risks.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
September 30, 2019

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	424.3	—	94.7	37.1	7.3	21.6	6.9
Natural Gas	MMBtus	53.2	—	—	—	—	—	12.5
Heating Oil and Gasoline	Gallons	8.4	1.8	1.6	0.8	2.0	0.8	0.9
Interest Rate	USD	$140.1	$—	$—	$—	$—	$—	$—

Interest Rate	USD	$600.0	$—	$—	$—	$—	$—	$—

Notional Volume of Derivative Instruments
December 31, 2018

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	371.1	—	66.4	40.9	7.8	15.2	4.5
Natural Gas	MMBtus	87.9	—	4.0	2.3	—	—	15.2
Heating Oil and Gasoline	Gallons	7.4	1.5	1.4	0.7	1.8	0.7	0.8
Interest Rate	USD	$37.7	$—	$—	$—	$—	$—	$—

Interest Rate	USD	$500.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $0 million and $18 million as of September 30, 2019 and December 31, 2018, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $21 million and $4 million as of September 30, 2019 and December 31, 2018, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the other Registrants as of September 30, 2019 and December 31, 2018.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

Fair Value of Derivative Instruments
September 30, 2019

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$337.0	$16.5	$1.9	$355.4	$(168.7)	$186.7
Long-term Risk Management Assets	319.0	10.0	25.3	354.3	(55.3)	299.0
Total Assets	656.0	26.5	27.2	709.7	(224.0)	485.7

Current Risk Management Liabilities	213.4	36.4	0.2	250.0	(174.7)	75.3
Long-term Risk Management Liabilities	281.7	87.4	—	369.1	(70.5)	298.6
Total Liabilities	495.1	123.8	0.2	619.1	(245.2)	373.9

Total MTM Derivative Contract Net Assets (Liabilities)	$160.9	$(97.3)	$27.0	$90.6	$21.2	$111.8

December 31, 2018

	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$397.5	$28.5	$—	$426.0	$(263.2)	$162.8
Long-term Risk Management Assets	276.4	16.0	—	292.4	(38.4)	254.0
Total Assets	673.9	44.5	—	718.4	(301.6)	416.8

Current Risk Management Liabilities	293.8	13.2	2.0	309.0	(254.0)	55.0
Long-term Risk Management Liabilities	225.7	56.1	15.4	297.2	(33.8)	263.4
Total Liabilities	519.5	69.3	17.4	606.2	(287.8)	318.4

Total MTM Derivative Contract Net Assets (Liabilities)	$154.4	$(24.8)	$(17.4)	$112.2	$(13.8)	$98.4

AEP Texas
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	0.4	(0.1)	0.3
Long-term Risk Management Liabilities	—	0.1	0.1
Total Liabilities	0.4	—	0.4

Total MTM Derivative Contract Net Liabilities	$(0.4)	$—	$(0.4)

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	0.7	(0.5)	0.2
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.7	(0.5)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$(0.7)	$0.5	$(0.2)

APCo
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$86.3	$(29.8)	$56.5
Long-term Risk Management Assets	4.1	(3.9)	0.2
Total Assets	90.4	(33.7)	56.7

Current Risk Management Liabilities	32.3	(31.2)	1.1
Long-term Risk Management Liabilities	4.4	(4.1)	0.3
Total Liabilities	36.7	(35.3)	1.4

Total MTM Derivative Contract Net Assets	$53.7	$1.6	$55.3

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$114.4	$(57.2)	$57.2
Long-term Risk Management Assets	3.1	(2.2)	0.9
Total Assets	117.5	(59.4)	58.1

Current Risk Management Liabilities	56.7	(56.3)	0.4
Long-term Risk Management Liabilities	2.4	(2.2)	0.2
Total Liabilities	59.1	(58.5)	0.6

Total MTM Derivative Contract Net Assets (Liabilities)	$58.4	$(0.9)	$57.5

I&M
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$30.5	$(20.0)	$10.5
Long-term Risk Management Assets	2.7	(2.6)	0.1
Total Assets	33.2	(22.6)	10.6

Current Risk Management Liabilities	21.0	(20.8)	0.2
Long-term Risk Management Liabilities	2.7	(2.7)	—
Total Liabilities	23.7	(23.5)	0.2

Total MTM Derivative Contract Net Assets	$9.5	$0.9	$10.4

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$50.4	$(41.8)	$8.6
Long-term Risk Management Assets	2.0	(1.4)	0.6
Total Assets	52.4	(43.2)	9.2

Current Risk Management Liabilities	41.1	(40.8)	0.3
Long-term Risk Management Liabilities	1.6	(1.5)	0.1
Total Liabilities	42.7	(42.3)	0.4

Total MTM Derivative Contract Net Assets (Liabilities)	$9.7	$(0.9)	$8.8

OPCo
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	7.2	—	7.2
Long-term Risk Management Liabilities	105.7	—	105.7
Total Liabilities	112.9	—	112.9

Total MTM Derivative Contract Net Liabilities	$(112.9)	$—	$(112.9)

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	6.4	(0.6)	5.8
Long-term Risk Management Liabilities	93.8	—	93.8
Total Liabilities	100.2	(0.6)	99.6

Total MTM Derivative Contract Net Assets (Liabilities)	$(100.2)	$0.6	$(99.6)

PSO
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$21.9	$(0.2)	$21.7
Long-term Risk Management Assets	—	—	—
Total Assets	21.9	(0.2)	21.7

Current Risk Management Liabilities	0.5	(0.2)	0.3
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.5	(0.2)	0.3

Total MTM Derivative Contract Net Assets	$21.4	$—	$21.4

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.9	$(0.5)	$10.4
Long-term Risk Management Assets	—	—	—
Total Assets	10.9	(0.5)	10.4

Current Risk Management Liabilities	1.7	(0.7)	1.0
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	1.7	(0.7)	1.0

Total MTM Derivative Contract Net Assets	$9.2	$0.2	$9.4

SWEPCo
Fair Value of Derivative Instruments
September 30, 2019

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$9.8	$(0.4)	$9.4
Long-term Risk Management Assets	—	—	—
Total Assets	9.8	(0.4)	9.4

Current Risk Management Liabilities	2.1	(0.4)	1.7
Long-term Risk Management Liabilities	3.0	—	3.0
Total Liabilities	5.1	(0.4)	4.7

Total MTM Derivative Contract Net Assets	$4.7	$—	$4.7

December 31, 2018

	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$5.6	$(0.8)	$4.8
Long-term Risk Management Assets	—	—	—
Total Assets	5.6	(0.8)	4.8

Current Risk Management Liabilities	1.5	(1.1)	0.4
Long-term Risk Management Liabilities	2.2	—	2.2
Total Liabilities	3.7	(1.1)	2.6

Total MTM Derivative Contract Net Assets	$1.9	$0.3	$2.2

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

The tables below present the Registrants’ activity of derivative risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts
Three Months Ended September 30, 2019

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.5	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	21.0	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	0.2	—	—	—
Purchased Electricity for Resale	0.4	—	0.3	—	—	—	—
Other Operation	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.1)	—
Maintenance	(0.2)	—	—	(0.1)	—	—	—
Regulatory Assets (a)	(4.8)	(0.2)	0.2	—	(2.6)	(0.1)	(1.6)
Regulatory Liabilities (a)	26.3	—	10.0	3.2	—	4.3	4.5
Total Gain (Loss) on Risk Management Contracts	$43.1	$(0.2)	$10.6	$3.2	$(2.7)	$4.1	$2.9

Amount of Gain (Loss) Recognized on
Risk Management Contracts
Three Months Ended September 30, 2018

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.7)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	19.3	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.5)	(0.1)	—	—	—
Purchased Electricity for Resale	0.3	—	0.3	—	—	—	—
Other Operation	0.5	0.1	0.1	0.1	0.1	0.1	0.1
Maintenance	0.6	0.1	0.1	0.1	0.1	0.1	0.1
Regulatory Assets (a)	(14.0)	—	—	(3.5)	(9.3)	(0.6)	(0.6)
Regulatory Liabilities (a)	33.8	—	24.0	—	—	3.9	1.5
Total Gain (Loss) on Risk Management Contracts	$39.8	$0.2	$24.0	$(3.4)	$(9.1)	$3.5	$1.1

Amount of Gain (Loss) Recognized on
Risk Management Contracts
Nine Months Ended September 30, 2019

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$1.0	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	27.2	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	0.5	—	—	0.1
Purchased Electricity for Resale	1.6	—	1.4	0.1	—	—	—
Other Operation	(0.6)	(0.1)	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)
Maintenance	(0.6)	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.1)
Regulatory Assets (a)	(19.4)	0.3	0.4	0.2	(19.8)	0.9	(0.4)
Regulatory Liabilities (a)	64.5	—	(5.3)	17.2	—	26.6	22.9
Total Gain (Loss) on Risk Management Contracts	$73.7	$0.1	$(3.5)	$17.8	$(20.1)	$27.4	$22.4

Amount of Gain (Loss) Recognized on
Risk Management Contracts
Nine Months Ended September 30, 2018

Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(9.4)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	31.7	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(1.3)	(7.8)	—	—	0.1
Purchased Electricity for Resale	8.3	—	7.3	0.8	—	—	—
Other Operation	1.3	0.3	0.2	0.2	0.3	0.2	0.2
Maintenance	1.5	0.3	0.3	0.2	0.3	0.2	0.2
Regulatory Assets (a)	29.2	—	—	(0.3)	31.8	(0.6)	(1.7)
Regulatory Liabilities (a)	206.2	—	127.3	11.7	0.6	34.8	7.6
Total Gain on Risk Management Contracts	$268.8	$0.6	$133.8	$4.8	$33.0	$34.6	$6.4

(a)	Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Long-term Debt (a)	$(521.2)	$(478.3)	$(25.1)	$17.4

(a)	Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Gain (Loss) on Fair Value Hedging Instruments (a)	$13.2	$(6.3)	$42.5	$(28.1)
Gain (Loss) on Fair Value Portion of Long-term Debt (a)	(13.2)	6.3	(42.5)	28.1

(a)	Gain (Loss) is included in Interest Expense on the statements of income.

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2019 and 2018, AEP applied cash flow hedging to outstanding power derivatives. During the three and nine months ended September 30, 2019 and 2018, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2019 AEP applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the three and nine months ended September 30, 2018 AEP and SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	September 30, 2019			December 31, 2018
	Commodity	Interest Rate		Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$(82.2)	$(16.7)	(a)	$(23.0)	$(12.6)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	(24.2)	(3.7)		10.4	(1.1)

(a)
Includes $6 million related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC. See “Sempra Renewables LLC” section of Note 14 for additional information.

As of September 30, 2019 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 123 months and 135 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	September 30, 2019		December 31, 2018
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(3.6)	$(1.1)	$(4.4)	$(1.1)
APCo	1.1	0.9	1.8	0.9
I&M	(10.3)	(1.6)	(11.5)	(1.6)
OPCo	—	—	1.0	1.0
PSO	1.4	1.0	2.1	1.0
SWEPCo	(2.2)	(1.5)	(3.3)	(1.5)

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The Registrants had no derivative contracts with collateral triggering events in a net liability position as of September 30, 2019 and December 31, 2018, respectively.

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

	September 30, 2019
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$261.0	$3.4	$230.7
APCo	3.9	—	0.2
I&M	2.3	—	0.1
SWEPCo	4.7	—	2.8

	December 31, 2018
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$225.5	$1.8	$181.0
APCo	0.9	—	—
I&M	0.5	—	—
SWEPCo	2.3	—	2.3

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

The book values and fair values of Long-term Debt are summarized in the following table:

	September 30, 2019		December 31, 2018
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)	$25,881.2	$29,729.1	$23,346.7	$24,093.9
AEP Texas	4,146.5	4,631.5	3,881.3	3,964.6
AEPTCo	3,511.9	3,984.9	2,823.0	2,782.4
APCo	4,362.9	5,370.2	4,062.6	4,473.3
I&M	3,031.5	3,497.3	3,035.4	3,070.2
OPCo	2,113.9	2,618.5	1,716.6	1,919.7
PSO	1,386.4	1,632.9	1,287.0	1,361.9
SWEPCo	2,656.9	2,983.0	2,713.4	2,670.2

(a)
The fair value amount includes debt related to AEP’s Equity Units issued in March 2019 and has a fair value of $887 million as of September 30, 2019. See “Equity Units” section of Note 13 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments:

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$160.1	$—	$—	$160.1
Fixed Income Securities – Mutual Funds (b)	133.4	—	(0.2)	133.2
Equity Securities – Mutual Funds	28.5	17.6	—	46.1
Total Other Temporary Investments	$322.0	$17.6	$(0.2)	$339.4

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$230.6	$—	$—	$230.6
Fixed Income Securities – Mutual Funds (b)	106.6	—	(2.3)	104.3
Equity Securities – Mutual Funds	17.8	16.4	—	34.2
Total Other Temporary Investments	$355.0	$16.4	$(2.3)	$369.1

(a)	Primarily represents amounts held for the repayment of debt.

(b)	Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from Investment Sales	$2.8	$—	$2.8	$—
Purchases of Investments	26.9	0.8	35.8	2.2
Gross Realized Gains on Investment Sales	—	—	—	—
Gross Realized Losses on Investment Sales	—	—	—	—

For details of the reasons for changes in Securities Available for Sale included in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2018, see Note 3 - Comprehensive Income.

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

The following is a summary of nuclear trust fund investments:

	September 30, 2019			December 31, 2018
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$17.4	$—	$—	$22.5	$—	$—
Fixed Income Securities:
United States Government	1,047.4	67.8	(5.8)	996.1	26.7	(7.1)
Corporate Debt	68.6	6.1	(1.7)	52.4	1.1	(1.9)
State and Local Government	7.5	0.7	(0.2)	8.6	0.6	(0.2)
Subtotal Fixed Income Securities	1,123.5	74.6	(7.7)	1,057.1	28.4	(9.2)
Equity Securities - Domestic (a)	1,694.3	1,037.7	—	1,395.3	766.3	—
Spent Nuclear Fuel and Decommissioning Trusts	$2,835.2	$1,112.3	$(7.7)	$2,474.9	$794.7	$(9.2)

(a)
Amount reported as Gross Unrealized Gains includes unrealized gains of $1 billion and $784 million and unrealized losses of $9 million and $18 million as of September 30, 2019 and December 31, 2018, respectively. AEP adopted ASU 2016-01 during the first quarter of 2018 by means of a modified retrospective approach. Due to the adoption of the ASU, Other-Than-Temporary Impairments are no longer applicable to Equity Securities with readily determinable fair values.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Proceeds from Investment Sales	$671.9	$513.1	$871.4	$1,550.9
Purchases of Investments	689.1	521.2	915.7	1,589.0
Gross Realized Gains on Investment Sales	10.9	3.9	26.6	27.7
Gross Realized Losses on Investment Sales	7.1	3.5	15.1	22.2

The base cost of fixed income securities was $1 billion and $1 billion as of September 30, 2019 and December 31, 2018, respectively.  The base cost of equity securities was $657 million and $629 million as of September 30, 2019 and December 31, 2018, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2019 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$334.9
After 1 year through 5 years	390.9
After 5 years through 10 years	199.2
After 10 years	198.5
Total	$1,123.5

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$152.9	$—	$—	$7.2	$160.1
Fixed Income Securities – Mutual Funds	133.2	—	—	—	133.2
Equity Securities – Mutual Funds (b)	46.1	—	—	—	46.1
Total Other Temporary Investments	332.2	—	—	7.2	339.4

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	5.6	228.2	407.7	(195.3)	446.2
Cash Flow Hedges:
Commodity Hedges (c)	—	17.6	2.9	(8.2)	12.3
Interest Rate Hedges	—	1.9	—	—	1.9
Fair Value Hedges	—	25.3	—	—	25.3
Total Risk Management Assets	5.6	273.0	410.6	(203.5)	485.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.4	—	—	8.0	17.4
Fixed Income Securities:
United States Government	—	1,047.4	—	—	1,047.4
Corporate Debt	—	68.6	—	—	68.6
State and Local Government	—	7.5	—	—	7.5
Subtotal Fixed Income Securities	—	1,123.5	—	—	1,123.5
Equity Securities – Domestic (b)	1,694.3	—	—	—	1,694.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,703.7	1,123.5	—	8.0	2,835.2

Total Assets	$2,041.5	$1,396.5	$410.6	$(188.3)	$3,660.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$5.1	$243.9	$231.6	$(216.5)	$264.1
Cash Flow Hedges:
Commodity Hedges (c)	—	49.1	68.7	(8.2)	109.6
Fair Value Hedges	—	0.2	—	—	0.2
Total Risk Management Liabilities	$5.1	$293.2	$300.3	$(224.7)	$373.9

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$221.5	$—	$—	$9.1	$230.6
Fixed Income Securities – Mutual Funds	104.3	—	—	—	104.3
Equity Securities – Mutual Funds (b)	34.2	—	—	—	34.2
Total Other Temporary Investments	360.0	—	—	9.1	369.1

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	3.8	326.5	340.9	(288.5)	382.7
Cash Flow Hedges:
Commodity Hedges (c)	—	24.1	12.7	(2.7)	34.1
Total Risk Management Assets	3.8	350.6	353.6	(291.2)	416.8

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	12.3	—	—	10.2	22.5
Fixed Income Securities:
United States Government	—	996.1	—	—	996.1
Corporate Debt	—	52.4	—	—	52.4
State and Local Government	—	8.6	—	—	8.6
Subtotal Fixed Income Securities	—	1,057.1	—	—	1,057.1
Equity Securities – Domestic (b)	1,395.3	—	—	—	1,395.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,407.6	1,057.1	—	10.2	2,474.9

Total Assets	$1,771.4	$1,407.7	$353.6	$(271.9)	$3,260.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$4.2	$327.0	$185.6	$(274.7)	$242.1
Cash Flow Hedges:
Commodity Hedges (c)	—	24.8	36.8	(2.7)	58.9
Fair Value Hedges	—	17.4	—	—	17.4
Total Risk Management Liabilities	$4.2	$369.2	$222.4	$(277.4)	$318.4

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$114.3	$—	$—	$—	$114.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.4	$—	$—	$0.4

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$156.7	$—	$—	$—	$156.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.7	$—	$(0.5)	$0.2

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.1	$—	$—	$—	$17.1

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	31.4	57.3	(32.0)	56.7

Total Assets	$17.1	$31.4	$57.3	$(32.0)	$73.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$33.2	$1.8	$(33.6)	$1.4

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$25.6	$—	$—	$—	$25.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	0.1	59.1	58.3	(59.4)	58.1

Total Assets	$25.7	$59.1	$58.3	$(59.4)	$83.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$0.2	$58.4	$0.5	$(58.5)	$0.6

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$21.9	$10.2	$(21.5)	$10.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.4	—	—	8.0	17.4
Fixed Income Securities:
United States Government	—	1,047.4	—	—	1,047.4
Corporate Debt	—	68.6	—	—	68.6
State and Local Government	—	7.5	—	—	7.5
Subtotal Fixed Income Securities	—	1,123.5	—	—	1,123.5
Equity Securities - Domestic (b)	1,694.3	—	—	—	1,694.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,703.7	1,123.5	—	8.0	2,835.2

Total Assets	$1,703.7	$1,145.4	$10.2	$(13.5)	$2,845.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$21.3	$1.3	$(22.4)	$0.2

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$42.1	$10.3	$(43.2)	$9.2

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	12.3	—	—	10.2	22.5
Fixed Income Securities:
United States Government	—	996.1	—	—	996.1
Corporate Debt	—	52.4	—	—	52.4
State and Local Government	—	8.6	—	—	8.6
Subtotal Fixed Income Securities	—	1,057.1	—	—	1,057.1
Equity Securities - Domestic (b)	1,395.3	—	—	—	1,395.3
Total Spent Nuclear Fuel and Decommissioning Trusts	1,407.6	1,057.1	—	10.2	2,474.9

Total Assets	$1,407.6	$1,099.2	$10.3	$(33.0)	$2,484.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$0.1	$41.2	$1.4	$(42.3)	$0.4

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.4	$112.5	$—	$112.9

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$27.6	$—	$—	$—	$27.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.8	$99.4	$(0.6)	$99.6

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$22.0	$(0.3)	$21.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$0.4	$(0.3)	$0.3

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$10.8	$(0.4)	$10.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$1.3	$(0.6)	$1.0

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2019

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$9.8	$(0.4)	$9.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$4.9	$(0.4)	$4.7

December 31, 2018

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$5.6	$(0.8)	$4.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.4	$3.3	$(1.1)	$2.6

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

(d)
The September 30, 2019 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), is as follows: Level 2 matures $(6) million in 2019, $(8) million in periods 2020-2022 and $(1) million in periods 2025-2032; Level 3 matures $40 million in 2019, $114 million in periods 2020-2022, $26 million in periods 2023-2024 and $(4) million in periods 2025-2032.  Risk management commodity contracts are substantially comprised of power contracts.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2019	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2019	$112.7	$68.5	$12.3	$(111.5)	$27.8	$8.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	30.2	13.8	3.1	—	4.1	3.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	2.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	22.1	—	—	—	—	—
Settlements	(67.4)	(28.1)	(7.2)	1.1	(11.2)	(6.7)
Transfers into Level 3 (c) (d)	3.5	—	—	—	—	—
Transfers out of Level 3 (d)	6.6	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	(0.3)	1.3	0.7	(2.1)	0.9	(0.5)
Balance as of September 30, 2019	$110.3	$55.5	$8.9	$(112.5)	$21.6	$4.9

Three Months Ended September 30, 2018	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2018	$172.3	$60.0	$13.2	$(86.9)	$24.3	$4.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	19.9	9.0	1.9	—	3.7	1.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	1.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	10.4	—	—	—	—	—
Settlements	(56.0)	(19.8)	(5.5)	0.6	(10.8)	(2.7)
Transfers into Level 3 (c) (d)	2.3	—	—	—	—	—
Transfers out of Level 3 (d)	(1.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	12.0	17.3	(0.2)	(8.9)	0.4	(0.4)
Balance as of September 30, 2018	$161.2	$66.5	$9.4	$(95.2)	$17.6	$3.5

Nine Months Ended September 30, 2019	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2018	$131.2	$57.8	$8.9	$(99.4)	$9.5	$2.3
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	14.6	(14.1)	4.6	(0.9)	13.5	6.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	32.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	(42.8)	—	—	—	—	—
Settlements	(114.6)	(41.9)	(12.6)	4.6	(23.0)	(10.1)
Transfers into Level 3 (c) (d)	0.4	—	—	—	—	—
Transfers out of Level 3 (d)	1.4	(0.7)	(0.4)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	87.2	54.4	8.4	(16.8)	21.6	6.7
Balance as of September 30, 2019	$110.3	$55.5	$8.9	$(112.5)	$21.6	$4.9

Nine Months Ended September 30, 2018	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2017	$40.3	$24.7	$7.6	$(132.4)	$6.2	$5.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	150.9	104.4	14.7	1.3	18.1	(4.8)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	9.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	16.4	—	—	—	—	—
Settlements	(212.3)	(128.3)	(21.9)	3.0	(24.3)	(1.3)
Transfers into Level 3 (c) (d)	16.5	—	—	—	—	—
Transfers out of Level 3 (d)	(2.5)	—	(0.3)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (e)	142.4	65.7	9.3	32.9	17.6	3.7
Balance as of September 30, 2018	$161.2	$66.5	$9.4	$(95.2)	$17.6	$3.5

(a)	Included in revenues on the statements of income.

(b)	Represents the change in fair value between the beginning of the reporting period and the settlement of the risk management commodity contract.

(c)	Represents existing assets or liabilities that were previously categorized as Level 2.

(d)	Transfers are recognized based on their value at the beginning of the reporting period that the transfer occurred.

(e)	Relates to the net gains (losses) of those contracts that are not reflected on the statements of income. These net gains (losses) are recorded as regulatory assets/liabilities or accounts payable.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$298.8	$286.8	Discounted Cash Flow	Forward Market Price (a)	$(0.05)	$180.10	$31.34
Natural Gas Contracts	—	4.5	Discounted Cash Flow	Forward Market Price (b)	1.96	2.62	2.25
FTRs	111.8	9.0	Discounted Cash Flow	Forward Market Price (a)	(10.40)	11.65	0.54
Total	$410.6	$300.3

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$257.1	$212.5	Discounted Cash Flow	Forward Market Price (a)	$(0.05)	$176.57	$33.07
Natural Gas Contracts	—	2.5	Discounted Cash Flow	Forward Market Price (b)	2.18	3.54	2.47
FTRs	96.5	7.4	Discounted Cash Flow	Forward Market Price (a)	(11.68)	17.79	1.09
Total	$353.6	$222.4

APCo
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$3.6	$1.1	Discounted Cash Flow	Forward Market Price	$12.93	$59.25	$31.28
FTRs	53.7	0.7	Discounted Cash Flow	Forward Market Price	(0.91)	10.14	1.63
Total	$57.3	$1.8

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$2.4	$0.5	Discounted Cash Flow	Forward Market Price	$16.82	$62.65	$37.00
FTRs	55.9	—	Discounted Cash Flow	Forward Market Price	0.10	15.16	3.27
Total	$58.3	$0.5

I&M
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$2.2	$0.7	Discounted Cash Flow	Forward Market Price	$12.93	$59.25	$31.28
FTRs	8.0	0.6	Discounted Cash Flow	Forward Market Price	(1.76)	7.26	0.87
Total	$10.2	$1.3

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
	(in millions)
Energy Contracts	$1.4	$0.9	Discounted Cash Flow	Forward Market Price	$16.82	$62.65	$37.00
FTRs	8.9	0.5	Discounted Cash Flow	Forward Market Price	(2.11)	6.21	1.06
Total	$10.3	$1.4

OPCo
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
Energy Contracts	$—	$112.5	Discounted Cash Flow	Forward Market Price	$27.47	$65.81	$40.30

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
Energy Contracts	$—	$99.4	Discounted Cash Flow	Forward Market Price	$26.29	$62.74	$42.50

PSO
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$22.0	$0.4	Discounted Cash Flow	Forward Market Price	$(6.87)	$0.93	$(2.19)

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average
(in millions)
FTRs	$10.8	$1.3	Discounted Cash Flow	Forward Market Price	$(11.68)	$10.30	$(1.40)

SWEPCo
Significant Unobservable Inputs
September 30, 2019

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Natural Gas Contracts	$—	$4.5	Discounted Cash Flow	Forward Market Price (b)	$1.96	$2.62	$2.25
FTRs	9.8	0.4	Discounted Cash Flow	Forward Market Price (a)	(6.87)	0.93	(2.19)
Total	$9.8	$4.9

December 31, 2018

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Natural Gas Contracts	$—	$2.5	Discounted Cash Flow	Forward Market Price (b)	$2.18	$3.54	$2.47
FTRs	5.6	0.8	Discounted Cash Flow	Forward Market Price (a)	(11.68)	10.30	(1.40)
Total	$5.6	$3.3

(a)	Represents market prices in dollars per MWh.

(b)	Represents market prices in dollars per MMBtu.

The following table provides sensitivity of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts and FTRs for the Registrants as of September 30, 2019 and December 31, 2018:

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

The ETR for each of the Registrants are included in the following table. Significant variances in the ETR are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2019	2018	2019	2018
AEP	5.2%	(16.2)%	1.7%	5.6%
AEP Texas	15.1%	12.6%	(25.3)%	14.9%
AEPTCo	21.9%	18.4%	20.7%	20.7%
APCo	(3.9)%	(962.2)%	(19.1)%	(13.8)%
I&M	(2.7)%	15.9%	(2.1)%	10.4%
OPCo	13.9%	(46.4)%	14.2%	4.6%
PSO	6.4%	5.6%	4.6%	8.7%
SWEPCo	(0.6)%	9.8%	—%	11.4%

AEP

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The increase in the ETR was primarily due to $71 million of decreased amortization of Excess ADIT not subject to normalization requirements and $14 million of increased state tax expense which impacted the ETR by 19.1% and 1.3%, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $93 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (4.5)%.

AEP Texas

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The increase in ETR was primarily due to significantly higher pretax book income which reduced the impact that favorable tax deductions had on the ETR.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $59 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (38.9)%. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects Tax Reform elements of the Stipulation and Settlement agreement approved by the PUCT in August 2018 and the Texas Storm Cost Securitization financing order issued by the PUCT in June 2019.

AEPTCo

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The increase in the ETR was primarily due to $3 million of increased state tax expense and $2 million of decreased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by 1.3% and 1%, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The ETR remained consistent for the nine months ended September 30, 2019 and 2018.

APCo

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The increase in the ETR was primarily due to $56 million of decreased amortization of Excess ADIT not subject to normalization requirements and $6 million of increased state tax expense which impacted the ETR by 947.3% and 34.8%, respectively. Amortization of Excess ADIT not subject to normalization requirements primarily decreased from the prior year due to the discrete impact of the West Virginia Tax Reform order which enabled APCo to utilize $73 million of Excess ADIT not subject to normalization requirements to offset certain regulatory asset balances in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $9 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (4.6)%. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects the October 2018 and March 2019 Virginia SCC Tax Reform orders as well as the August 2018 and February 2019 WVPSC orders.

I&M

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The decrease in the ETR was primarily due to $10 million of increased amortization of Excess ADIT, $3 million of increased favorable book/tax differences accounted for on a flow-through basis, $2 million of decreased state income tax expense and $1 million of increased parent company loss benefit which impacted the ETR by (11.3)%, (3.2)%, (1.8)% and (1.6)% respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $16 million of increased amortization of Excess ADIT not subject to normalization requirements and $12 million of increased favorable book/tax differences accounted for on a flow-through basis which impacted the ETR by (6.9)% and (4.8)%, respectively. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects the Tax Reform elements of the 2017 Indiana Base Rate Case approved by the IURC in May 2018.

OPCo

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The increase in the ETR was primarily due to $35 million of decreased amortization of Excess ADIT not subject to normalization requirements and $1 million of decreased parent company loss benefit which impacted the ETR by 60% and 2%, respectively. Amortization of Excess ADIT not subject to amortization requirements decreased from the prior year primarily due to the discrete impact of the Ohio Tax Reform order which enabled OPCo to utilize $38 million of Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The increase in the ETR was primarily due to $24 million of decreased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by 10.8%. Amortization of Excess ADIT not subject to amortization requirements decreased from the prior year primarily due to the discrete impact of the Ohio Tax Reform order which enabled OPCo to utilize $38 million of Excess ADIT not subject to rate normalization requirements to offset certain regulatory asset balances in the third quarter of 2018.

PSO

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The ETR remained comparable for the three months ended September 30, 2019 and 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $15 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (6.8)%. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects the August 2018 OCC Tax Reform order as well as Tax Reform elements of the 2018 Oklahoma Base Rate Case approved by the OCC in March 2019.

SWEPCo

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The decrease in the ETR was primarily due to $11 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (9.7)%. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects Tax Reform elements incorporated in the Louisiana 2018 Formula Rate Filing as well as the Arkansas Tax Reform order issued by the APSC in September 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in the ETR was primarily due to $15 million of increased amortization of Excess ADIT not subject to normalization requirements which impacted the ETR by (10.4)%. Amortization of Excess ADIT not subject to normalization requirements for the nine months ended September 30, 2019 reflects Tax Reform elements incorporated in the Louisiana 2018 Formula Rate Filing as well as the Arkansas Tax Reform order issued by the APSC in September 2018.

Federal and State Income Tax Audit Status

AEP and subsidiaries are no longer subject to U.S. federal examination by the IRS for all years through 2013. During the IRS examination of years 2011 through 2014, the statute of limitations for these years was extended to coincide with the examination of 2015. During the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 and 2015 federal returns. Due to the amendment of these federal returns, the 2014 and 2015 years will remain open for possible IRS examination for only the items that were amended on the 2014 and 2015 federal returns. The IRS examination of 2016 began in October 2018 and concluded in March 2019.

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

Three Months Ended September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$64.4	$4.0	$0.6	$4.9	$23.7	$4.9	$1.5	$1.8
Finance Lease Cost:
Amortization of Right-of-Use Assets	16.5	1.5	0.1	2.0	1.6	1.1	0.8	2.8
Interest on Lease Liabilities	4.1	0.3	—	0.8	0.8	0.2	0.1	0.7
Total Lease Rental Costs (a)	$85.0	$5.8	$0.7	$7.7	$26.1	$6.2	$2.4	$5.3

Nine Months Ended September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$200.3	$12.2	$1.7	$14.5	$70.0	$13.8	$5.0	$5.7
Finance Lease Cost:
Amortization of Right-of-Use Assets	45.0	3.8	0.1	5.0	4.2	2.6	2.2	8.2
Interest on Lease Liabilities	12.2	1.0	—	2.2	2.3	0.5	0.4	2.2
Total Lease Rental Costs (a)	$257.5	$17.0	$1.8	$21.7	$76.5	$16.9	$7.6	$16.1

(a)	Excludes variable and short-term lease costs, which were immaterial for the three and nine months ended September 30, 2019.

Supplemental information related to leases are shown in the tables below:

September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	5.31	7.05	2.43	6.25	4.05	8.10	7.06	6.63
Finance Leases	5.87	6.86	0.58	6.33	6.72	6.58	6.24	5.34
Weighted-Average Discount Rate:
Operating Leases	3.61%	3.79%	3.13%	3.67%	3.45%	3.79%	3.68%	3.80%
Finance Leases	6.02%	4.71%	9.33%	8.19%	8.61%	4.66%	4.73%	5.03%

Nine Months Ended September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$163.6	$11.4	$1.7	$14.1	$52.5	$13.8	$4.9	$5.3
Operating Cash Flows Used for Finance Leases	11.0	1.0	—	2.2	2.2	0.5	0.4	1.1
Financing Cash Flows Used for Finance Leases	44.5	3.8	—	5.0	4.0	2.6	2.2	8.1

Non-cash Acquisitions Under Operating Leases	$108.9	$12.7	$—	$8.6	$16.6	$34.6	$7.3	$10.6

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

September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$134.9	$—	$—	$41.3	$28.5	$—	$2.6	$34.2
Other Property, Plant and Equipment	335.9	41.9	0.2	18.4	37.1	24.7	20.7	50.0
Total Property, Plant and Equipment	470.8	41.9	0.2	59.7	65.6	24.7	23.3	84.2
Accumulated Amortization	162.7	10.9	0.2	17.8	22.8	6.6	9.1	26.2
Net Property, Plant and Equipment Under Finance Leases	$308.1	$31.0	$—	$41.9	$42.8	$18.1	$14.2	$58.0

Obligations Under Finance Leases:
Noncurrent Liability	$254.0	$25.8	$—	$35.2	$37.1	$14.5	$11.0	$50.5
Liability Due Within One Year	61.4	5.2	—	6.7	6.0	3.6	3.2	11.2
Total Obligations Under Finance Leases	$315.4	$31.0	$—	$41.9	$43.1	$18.1	$14.2	$61.7

September 30, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$990.0	$82.0	$4.6	$79.4	$295.3	$88.2	$37.1	$40.8

Obligations Under Operating Leases:
Noncurrent Liability	$801.1	$71.1	$2.2	$64.8	$234.0	$75.9	$31.2	$32.5
Liability Due Within One Year	228.8	11.7	2.3	15.3	82.0	12.8	6.0	5.9
Total Obligations Under Operating Leases	$1,029.9	$82.8	$4.5	$80.1	$316.0	$88.7	$37.2	$38.4

Future minimum lease payments as of September 30, 2019 are presented on a rolling 12-month basis as shown in the tables below:

Finance Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year 1	$76.8	$6.6	$—	$9.6	$9.0	$4.3	$3.8	$13.0
Year 2	67.0	6.1	—	8.8	8.2	3.9	3.1	11.6
Year 3	58.0	5.3	—	8.1	7.6	3.2	2.3	10.6
Year 4	49.0	4.9	—	7.5	7.1	2.5	2.1	9.5
Year 5	50.0	4.1	—	7.0	6.7	2.1	1.7	14.8
Later Years	76.1	9.8	—	11.3	20.9	5.3	3.7	7.5
Total Future Minimum Lease Payments	376.9	36.8	—	52.3	59.5	21.3	16.7	67.0
Less Imputed Interest	61.5	5.8	—	10.4	16.4	3.2	2.5	5.3
Estimated Present Value of Future Minimum Lease Payments	$315.4	$31.0	$—	$41.9	$43.1	$18.1	$14.2	$61.7

Operating Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year 1	$267.5	$15.7	$2.4	$18.4	$92.2	$16.6	$7.4	$8.4
Year 2	252.4	15.2	1.5	16.4	88.4	13.9	6.6	8.2
Year 3	239.9	14.1	0.7	14.7	86.3	13.3	6.0	7.5
Year 4	154.2	13.0	0.3	12.5	48.0	12.4	5.5	7.2
Year 5	63.6	11.4	—	9.8	7.3	10.8	5.0	5.0
Later Years	184.1	27.8	—	20.1	22.0	38.3	12.7	12.4
Total Future Minimum Lease Payments	1,161.7	97.2	4.9	91.9	344.2	105.3	43.2	48.7
Less Imputed Interest	131.8	14.4	0.4	11.8	28.2	16.6	6.0	10.3
Estimated Present Value of Future Minimum Lease Payments	$1,029.9	$82.8	$4.5	$80.1	$316.0	$88.7	$37.2	$38.4

Future minimum lease payments consisted of the following as of December 31, 2018:

Finance Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2019	$70.8	$5.8	$0.1	$9.0	$8.2	$3.3	$3.4	$13.1
2020	60.2	5.3	—	8.0	7.2	2.7	2.6	11.5
2021	51.7	4.7	—	7.3	6.6	2.3	2.0	10.5
2022	43.8	4.2	—	6.8	6.1	1.7	1.6	9.4
2023	35.5	3.7	—	6.3	5.7	1.2	1.4	8.6
Later Years	90.2	10.1	—	13.3	21.7	2.8	3.3	18.7
Total Future Minimum Lease Payments	352.2	33.8	0.1	50.7	55.5	14.0	14.3	71.8
Less Imputed Interest	63.2	5.3	—	10.9	16.8	1.9	2.0	11.0
Estimated Present Value of Future Minimum Lease Payments	$289.0	$28.5	$0.1	$39.8	$38.7	$12.1	$12.3	$60.8

Operating Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2019	$259.6	$15.1	$2.3	$17.6	$92.6	$14.5	$6.5	$7.4
2020	250.1	14.1	1.8	16.5	89.3	13.2	6.0	7.2
2021	232.7	13.2	1.0	13.9	84.8	10.9	5.0	6.7
2022	222.5	12.2	0.5	12.8	83.8	10.0	4.6	6.1
2023	58.3	10.8	0.1	9.9	6.5	8.8	4.1	5.0
Later Years	165.2	28.4	—	20.5	19.5	31.7	10.7	11.7
Total Future Minimum Lease Payments	$1,188.4	$93.8	$5.7	$91.2	$376.5	$89.1	$36.9	$44.1

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of September 30, 2019, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$46.6
AEP Texas	11.2
APCo	6.3
I&M	4.0
OPCo	7.4
PSO	4.3
SWEPCo	4.7

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

The Owner Trustee owns the Plant and leases equal portions to AEGCo and I&M.  The lease is accounted for as an operating lease with the payment obligations included in the future minimum lease payments schedule earlier in this note.  The lease term is for 33 years and at the end of the lease term, AEGCo and I&M have the option to renew the lease at a rate that approximates fair value.  The option to renew was not included in the measurement of the lease obligation as of September 30, 2019 as the execution of the option was not reasonably certain. AEP, AEGCo and I&M have no ownership interest in the Owner Trustee and do not guarantee its debt.  The future minimum lease payments for this sale-and-leaseback transaction as of September 30, 2019 were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2019	$74.2	$37.1
2020	147.8	73.9
2021	147.8	73.9
2022	147.2	73.6
Total Future Minimum Lease Payments	$517.0	$258.5

(a)	AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the lessor, ensuring future payments under such leases with maturities up to 2027. As of September 30, 2019, the maximum potential amount of future payments required under the guaranteed leases was $56 million. In certain instances, AEP has no recourse against the nonaffiliated party if required to pay a lessor under a guarantee, but AEP would have access to sell the leased assets in order to recover payments made by AEP under the guarantee. As of September 30, 2019, AEP’s boat and barge lease guarantee liability was $4 million, of which $1 million was recorded in Other Current Liabilities and $3 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheet.

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

Lessor Activity

The Registrants’ lessor activity was immaterial as of and for the three and nine months ended September 30, 2019.

13.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	September 30, 2019	December 31, 2018
	(in millions)
Senior Unsecured Notes	$20,829.2	$18,903.3
Pollution Control Bonds	1,516.5	1,643.8
Notes Payable	189.1	204.7
Securitization Bonds	1,059.4	1,111.4
Spent Nuclear Fuel Obligation (a)	278.5	273.6
Junior Subordinated Notes (b)	786.8	—
Other Long-term Debt	1,221.7	1,209.9
Total Long-term Debt Outstanding	25,881.2	23,346.7
Long-term Debt Due Within One Year	1,327.7	1,698.5
Long-term Debt	$24,553.5	$21,648.2

(a)
Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal.  The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983.  Trust fund assets related to this obligation were $322 million and $317 million as of September 30, 2019 and December 31, 2018, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

(b)	See “Equity Units” section below for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2019 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP	Junior Subordinated Notes (b)	$805.0	3.40	2024
AEP Texas	Securitization Bonds	117.6	2.06	2025
AEP Texas	Securitization Bonds	117.6	2.29	2029
AEP Texas	Pollution Control Bonds	100.6	2.60	2029
AEP Texas	Senior Unsecured Notes	300.0	4.15	2049
AEPTCo	Senior Unsecured Notes	350.0	3.80	2049
AEPTCo	Senior Unsecured Notes	350.0	3.15	2049
APCo	Pollution Control Bonds	86.0	2.55	2024
APCo	Senior Unsecured Notes	400.0	4.50	2049
I&M	Notes Payable	62.8	Variable	2023
OPCo	Senior Unsecured Notes	450.0	4.00	2049
PSO	Senior Unsecured Notes	100.0	3.91	2029
PSO	Senior Unsecured Notes	150.0	4.11	2034
PSO	Senior Unsecured Notes	100.0	4.50	2049

Non-Registrant:
AEGCo	Pollution Control Bonds	45.0	1.35	2022
Transource Energy	Other Long-term Debt	14.4	Variable	2020
Total Issuances		$3,549.0

(a)	Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

(b)	See “Equity Units” section below for additional information.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Senior Unsecured Notes	$50.0	2.61	2019
AEP Texas	Securitization Bonds	28.2	1.98	2020
AEP Texas	Securitization Bonds	188.0	5.31	2020
AEP Texas	Pollution Control Bonds	100.6	6.30	2029
APCo	Pollution Control Bonds	86.0	1.90	2019
APCo	Pollution Control Bonds	70.0	3.25	2019
APCo	Securitization Bonds	24.4	2.01	2023
I&M	Notes Payable	2.7	Variable	2019
I&M	Notes Payable	4.3	Variable	2019
I&M	Notes Payable	13.7	Variable	2020
I&M	Notes Payable	17.9	Variable	2021
I&M	Notes Payable	11.3	Variable	2022
I&M	Notes Payable	16.0	Variable	2022
I&M	Notes Payable	6.4	Variable	2023
I&M	Other Long-term Debt	1.3	6.00	2025
OPCo	Securitization Bonds	47.9	2.05	2019
OPCo	Other Long-term Debt	0.1	1.15	2028
PSO	Senior Unsecured Notes	250.0	5.15	2019
PSO	Other Long-term Debt	0.4	3.00	2027
SWEPCo	Pollution Control Bonds	53.5	1.60	2019
SWEPCo	Other Long-term Debt	1.5	4.68	2028
SWEPCo	Notes Payable	3.2	4.58	2032

Non-Registrant:
AEGCo	Pollution Control Bonds	45.0	Variable	2019
AEP Energy	Notes Payable	0.1	5.75	2019
Transource Energy	Other Long-term Debt	1.0	Variable	2020
Total Retirements and Principal Payments		$1,023.5

As of September 30, 2019, trustees held, on behalf of AEP, $574 million of their reacquired Pollution Control Bonds. Of this total, $345 million relates to OPCo.

Long-term Debt Subsequent Events

In October 2019, AEP remarketed $240 million of Pollution Control Bonds that were held in trust.

In October 2019, I&M retired $4 million of Notes Payable related to DCC Fuel.

In October 2019, I&M retired $25 million of variable rate Pollution Control Bonds.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.1% of consolidated tangible net assets as of September 30, 2019. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2019 and December 31, 2018 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the nine months ended September 30, 2019 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2019	Limit
	(in millions)
AEP Texas	$390.7	$—	$261.8	$—	$(74.8)	$500.0
AEPTCo	374.9	244.4	179.8	40.2	236.6	795.0	(a)
APCo	225.4	232.2	90.4	61.8	(17.7)	600.0
I&M	120.4	66.0	53.1	17.2	(89.2)	500.0
OPCo	291.2	178.6	163.5	50.1	(17.6)	500.0
PSO	140.5	215.6	63.9	84.1	95.1	300.0
SWEPCo	105.1	81.4	57.8	11.2	6.4	350.0

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2019 and December 31, 2018 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the nine months ended September 30, 2019 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	September 30, 2019
	(in millions)
AEP Texas	$8.0	$7.7	$7.7
SWEPCo	2.1	2.0	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of September 30, 2019 and December 31, 2018 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the nine months ended September 30, 2019 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	September 30, 2019	September 30, 2019	Borrowing Limit
(in millions)
$1.3	$117.6	$1.3	$63.4	$1.3	$30.8	$75.0	(a)

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
Maximum Interest Rate	3.43%	2.52%
Minimum Interest Rate	1.83%	1.81%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Nine Months Ended September 30,		for Nine Months Ended September 30,
Company	2019	2018	2019	2018
AEP Texas	2.71%	2.25%	—%	2.29%
AEPTCo	2.72%	2.26%	2.57%	2.04%
APCo	2.82%	2.22%	2.73%	2.19%
I&M	2.56%	2.16%	2.73%	2.06%
OPCo	2.80%	2.18%	2.68%	2.47%
PSO	2.85%	2.25%	2.48%	1.86%
SWEPCo	2.74%	2.31%	2.47%	1.87%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	3.02%	2.36%	2.70%	2.52%	1.83%	2.26%
SWEPCo	3.02%	2.36%	2.70%	2.52%	1.83%	2.26%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Nine Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
September 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2019	3.02%	2.36%	3.02%	2.36%	2.70%	2.70%
2018	2.52%	1.76%	2.52%	1.76%	2.26%	2.27%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

	September 30, 2019		December 31, 2018
	Outstanding	Interest	Outstanding	Interest
Type of Debt	Amount	Rate (a)	Amount	Rate (a)
	(dollars in millions)
Securitized Debt for Receivables (b)	$750.0	2.56%	$750.0	2.16%
Commercial Paper	1,760.0	2.36%	1,160.0	2.96%
Total Short-term Debt	$2,510.0		$1,910.0

(a)	Weighted-average rate.

(b)	Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Credit Facilities

For a discussion of credit facilities, see “Letters of Credit” section of Note 5.

Securitized Accounts Receivables – AEP Credit (Applies to AEP)

AEP Credit has a receivables securitization agreement that provides a commitment of $750 million from bank conduits to purchase receivables and expires in July 2021. Under the securitization agreement, AEP Credit receives financing from the bank conduits for the interest in the receivables AEP Credit acquires from affiliated utility subsidiaries.  These securitized transactions allow AEP Credit to repay its outstanding debt obligations, continue to purchase the operating companies’ receivables and accelerate AEP Credit’s cash collections. Accounts receivable information for AEP Credit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	2.37%	2.27%	2.56%	2.06%
Net Uncollectible Accounts Receivable Written-Off	$8.8	$9.6	$19.8	$19.0

	September 30, 2019	December 31, 2018
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$923.3	$972.5
Short-term – Securitized Debt of Receivables	750.0	750.0
Delinquent Securitized Accounts Receivable	43.9	50.3
Bad Debt Reserves Related to Securitization	32.3	27.5
Unbilled Receivables Related to Securitization	216.2	281.4

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	September 30, 2019	December 31, 2018
	(in millions)
APCo	$95.4	$133.3
I&M	156.2	152.9
OPCo	337.5	395.2
PSO	149.4	109.7
SWEPCo	168.6	150.3

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2019	2018	2019	2018
	(in millions)
APCo	$1.2	$1.8	$5.8	$5.1
I&M	2.4	2.5	8.4	6.8
OPCo	6.4	7.2	22.1	18.8
PSO	2.0	2.3	6.2	6.0
SWEPCo	1.9	2.6	7.9	6.6

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2019	2018	2019	2018
	(in millions)
APCo	$303.3	$334.1	$978.5	$1,079.2
I&M	485.3	498.4	1,378.9	1,401.7
OPCo	602.6	695.2	1,746.1	2,046.9
PSO	451.5	454.9	1,118.7	1,171.2
SWEPCo	480.7	512.6	1,247.0	1,364.6

14. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

The disclosures in this note apply to AEP only unless indicated otherwise.

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

Consolidated Variable Interests Entities

Restoration Funding (Applies to AEP and AEP Texas)

Restoration Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm restoration of AEP Texas’ distribution system primarily due to damage caused by Hurricane Harvey. See “Texas Storm Cost Securitization” section of Note 4 for additional information. Management has concluded that AEP Texas is the primary beneficiary of Restoration Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Restoration Funding. The securitized bonds totaled $235 million as of September 30, 2019 and are included in Long-term Debt Due Within One Year - Nonaffiliated and Long-term Debt - Nonaffiliated on the balance sheets. Restoration Funding has securitized assets of $235 million as of September 30, 2019 which are presented separately on the face of the balance sheets. The securitized restoration assets represent the right to impose and collect Texas storm restoration costs from customers receiving electric transmission or distribution service from AEP Texas under recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Restoration Fundings’ securitized assets and remits all related amounts collected from customers to Restoration Funding for interest and principal payments on the securitization bonds and related costs. See the table below for the classification of Restoration Fundings’ assets and liabilities on the balance sheets.

Apple Blossom Wind Holdings LLC and Black Oak Getty Wind Holdings LLC

In April 2019, AEP acquired an equity interest in Apple Blossom Wind Holdings LLC (Apple Blossom) and Black Oak Getty Wind Holdings LLC (Black Oak) (the Project Entities) as part of the purchase of Sempra Renewables LLC. Both of the Project Entities have long-term PPAs for 100% of their energy production. The Project Entities are tax equity partnerships with nonaffiliated noncontrolling interests to which a percentage of earnings, tax attributes and cash flows are allocated in accordance with the respective limited liability company agreements. Management has concluded that the Project Entities are VIEs and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact the Project Entities’ economic performance. In addition, AEP has not provided material financial or other support to the Project Entities that was not previously contractually required. As the primary beneficiary of the Project Entities, AEP consolidates the Project Entities into its financial statements. See the table below for the classification of Project Entities’ assets and liabilities on the balance sheets.

The nonaffiliated interests in the Project Entities is presented in Noncontrolling Interests on the balance sheets.  As of September 30, 2019, AEP recorded $129 million of Noncontrolling Interests related to the Project Entities in Equity on the balance sheets.

The Project Entities’ tax equity partnerships represent substantive profit-sharing arrangements. The method for attributing income and loss to the noncontrolling interests is a balance sheet approach referred to as the hypothetical liquidation at book value (HLBV) method. Under the HLBV method, the income and loss attributable to the noncontrolling interests reflect changes in the amounts the members would hypothetically receive at each balance sheet date under the liquidation provisions of the respective limited liability company agreements, assuming the net assets of these entities were liquidated at recorded amounts, after taking into account any capital transactions, such as contributions or distributions, between the entities and the members. For the three and nine months ended September 30, 2019, the HLBV method resulted in $0 and a loss of $4 million, respectively, allocated to Noncontrolling Interests.

Santa Rita East

In July 2019, AEP acquired a 75% interest in Santa Rita East Wind Energy Holdings, LLC and its wholly-owned subsidiary, Santa Rita East Wind Energy, LLC (collectively, Santa Rita East). Santa Rita East is a partnership whose sole purpose is to own and operate a new 302.4 MW wind generation facility in west Texas. Santa Rita East delivers energy and provides renewable energy credits through three long-term PPAs totaling 260 MWs. The remaining 42.4 MWs of energy are sold at wholesale into ERCOT. Management has concluded that Santa Rita East is a VIE and that AEP is the primary beneficiary based on its power as managing member of the partnership to direct the activities that most significantly impact Santa Rita East’s economic performance. As the primary beneficiary of Santa Rita East, AEP consolidates Santa Rita East into its financial statements. See the table below for the classification of Santa Rita’s assets and liabilities on the balance sheets.
AEP recognized $8 million of PTC attributable to Santa Rita East for the three and nine months ended September 30, 2019 which was recorded in Income Tax Expense (Benefit) on the statements of income. The nonaffiliated interest in Santa Rita East is presented in Noncontrolling Interests on the balance sheets. As of September 30, 2019, AEP recorded $118 million of Noncontrolling Interests related to Santa Rita East in Equity on the balance sheets.

American Electric Power Company, Inc. and Subsidiary Companies
Variable Interest Entities
September 30, 2019

	Registrant Subsidiary	Other Consolidated VIEs
	AEP Texas Restoration Funding	Apple Blossom and Black Oak	Santa Rita East
	(in millions)
ASSETS
Current Assets	$1.2	$5.7	$17.0
Net Property, Plant and Equipment	—	233.3	466.6
Other Noncurrent Assets	235.3	12.5	0.8
Total Assets	$236.5	$251.5	$484.4

LIABILITIES AND EQUITY
Current Liabilities	$14.4	$2.2	$3.5
Noncurrent Liabilities	220.9	4.6	7.5
Equity	1.2	244.7	473.4
Total Liabilities and Equity	$236.5	$251.5	$484.4

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

Sempra Renewables LLC

In April 2019, AEP acquired a 50% interest in five wind farms in multiple states as part of the purchase of Sempra Renewables LLC. The wind farms are joint ventures with BP Wind Energy who holds the other 50% interest. All five wind farms have long-term PPAs for 100% of their energy production. One of the jointly-owned wind farms has PPAs with I&M and OPCo for a portion of its energy production. Another jointly-owned wind farm has a PPA with SWEPCo for a portion of its energy production. The joint venture wind farms are not considered VIEs and AEP is not required to consolidate them as AEP does not have a controlling financial interest. However, AEP is able to exercise significant influence over the wind farms and therefore applies the equity method of accounting. As of September 30, 2019, AEP’s investment in the five joint venture wind farms was $389 million. The investment includes amounts recognized in AOCI related to interest rate cash flow hedges. The investment is comprised of a historical investment of $417 million plus a basis difference of $(19) million. AEP’s equity earnings associated with the five joint venture wind farms were losses of $3 million and $6 million for the three and nine months ended September 30, 2019, respectively. AEP recognized $7 million and $21 million of PTC attributable to the joint venture wind farms for the three and nine months ended September 30, 2019, respectively, which was recorded in Income Tax Expense (Benefit) on the statements of income.

ETT

ETT designs, acquires, constructs, owns and operates certain transmission facilities in ERCOT. Berkshire Hathaway Energy, a nonaffiliated entity, holds a 50% membership interest in ETT, AEP Transmission Holdco holds a 49.5% interest in ETT and AEP Transmission Partner held the remaining 0.5% membership interest in ETT. In July 2019, AEP Transmission Partner was merged into AEP Transmission Holdco, increasing AEP Transmission Holdco’s interest in ETT to 50%. As a result, AEP, through its wholly-owned subsidiary, holds a 50% membership interest in ETT. As of September 30, 2019 and December 31, 2018, AEP’s investment in ETT was $693 million and $666 million, respectively. AEP’s equity earnings associated with ETT were $16 million and $15 million for the three months ended September 30, 2019 and 2018, respectively. AEP’s equity earnings associated with ETT were $49 million and $46 million for the nine months ended September 30, 2019 and 2018, respectively.

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended September 30, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,060.2	$588.0	$—	$—	$—	$—	$1,648.2
Commercial Revenues	612.5	290.9	—	—	—	—	903.4
Industrial Revenues	566.0	99.3	—	—	—	1.5	666.8
Other Retail Revenues	49.2	10.6	—	—	—	—	59.8
Total Retail Revenues	2,287.9	988.8	—	—	—	1.5	3,278.2

Wholesale and Competitive Retail Revenues:
Generation Revenues (a)	231.3	—	—	77.1	—	(34.2)	274.2
Transmission Revenues (b)	77.8	110.9	269.4	—	—	(217.2)	240.9
Marketing, Competitive Retail and Renewable Revenues	—	—	—	415.4	—	0.5	415.9
Total Wholesale and Competitive Retail Revenues	309.1	110.9	269.4	492.5	—	(250.9)	931.0

Other Revenues from Contracts with Customers (c)	47.3	42.9	4.5	14.8	35.6	(42.2)	102.9

Total Revenues from Contracts with Customers	2,644.3	1,142.6	273.9	507.3	35.6	(291.6)	4,312.1

Other Revenues:
Alternative Revenues (c)	1.2	5.1	(0.9)	—	—	(16.8)	(11.4)
Other Revenues (c)	—	38.9	—	26.4	(11.2)	(39.8)	14.3
Total Other Revenues	1.2	44.0	(0.9)	26.4	(11.2)	(56.6)	2.9

Total Revenues	$2,645.5	$1,186.6	$273.0	$533.7	$24.4	$(348.2)	$4,315.0

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $34 million. The remaining affiliated amounts were immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $197 million. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues.

	Three Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,048.7	$612.2	$—	$—	$—	$—	$1,660.9
Commercial Revenues	612.8	330.9	—	—	—	—	943.7
Industrial Revenues	578.8	128.8	—	—	—	—	707.6
Other Retail Revenues	49.1	10.7	—	—	—	—	59.8
Total Retail Revenues (a)	2,289.4	1,082.6	—	—	—	—	3,372.0

Wholesale and Competitive Retail Revenues:
Generation Revenues (b)	224.2	—	—	115.1	—	(98.5)	240.8
Transmission Revenues (c)	72.8	88.0	201.4	—	—	(241.6)	120.6
Marketing, Competitive Retail and Renewable Revenues	—	—	—	399.1	—	—	399.1
Total Wholesale and Competitive Retail Revenues	297.0	88.0	201.4	514.2	—	(340.1)	760.5

Other Revenues from Contracts with Customers (e)	40.3	69.9	0.7	12.7	21.5	49.5	194.6

Total Revenues from Contracts with Customers	2,626.7	1,240.5	202.1	526.9	21.5	(290.6)	4,327.1

Other Revenues:
Alternative Revenues (d)	0.2	(37.9)	(14.9)	—	—	—	(52.6)
Other Revenues (e)	9.8	8.9	—	(5.3)	2.2	43.0	58.6
Total Other Revenues	10.0	(29.0)	(14.9)	(5.3)	2.2	43.0	6.0

Total Revenues	$2,636.7	$1,211.5	$187.2	$521.6	$23.7	$(247.6)	$4,333.1

(a)
2018 amounts have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail Revenues. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $35 million. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $147 million. The remaining affiliated amounts were immaterial.

(d)	The alternative revenue for Transmission and Distribution Utilities was primarily the $48 million reduction in revenue relating to the Ohio Tax Reform settlement.

(e)	Amounts include affiliated and nonaffiliated revenues.

	Three Months Ended September 30, 2019
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$192.0	$—	$315.7	$198.2	$395.6	$231.9	$222.9
Commercial Revenues	110.6	—	147.2	138.3	180.5	122.2	144.3
Industrial Revenues	32.2	—	152.2	138.7	67.1	84.1	92.3
Other Retail Revenues	7.5	—	18.5	1.9	3.1	24.9	2.3
Total Retail Revenues	342.3	—	633.6	477.1	646.3	463.1	461.8

Wholesale Revenues:
Generation Revenues (a)	—	—	70.4	102.1	—	21.1	50.7
Transmission Revenues (b)	97.7	256.4	26.2	6.4	13.7	(3.4)	30.0
Total Wholesale Revenues	97.7	256.4	96.6	108.5	13.7	17.7	80.7

Other Revenues from Contracts with Customers (c)	8.2	4.5	18.7	26.6	41.0	5.1	7.0

Total Revenues from Contracts with Customers	448.2	260.9	748.9	612.2	701.0	485.9	549.5

Other Revenues:
Alternative Revenues (d)	(0.7)	(1.2)	6.6	(1.1)	12.4	7.1	(4.0)
Other Revenues (d)	41.8	—	—	—	(2.8)	—	—
Total Other Revenues	41.1	(1.2)	6.6	(1.1)	9.6	7.1	(4.0)

Total Revenues	$489.3	$259.7	$755.5	$611.1	$710.6	$493.0	$545.5

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $32 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts were immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $194 million. The remaining affiliated amounts were immaterial.

(c)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $20 million primarily relating to the barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.

(d)	Amounts include affiliated and nonaffiliated revenues.

	Three Months Ended September 30, 2018
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$178.8	$—	$320.9	$207.4	$433.5	$220.8	$214.1
Commercial Revenues	107.9	—	155.1	138.0	222.9	119.9	140.4
Industrial Revenues	32.1	—	157.6	150.2	96.3	82.4	89.6
Other Retail Revenues	7.4	—	19.2	1.7	3.3	24.5	2.2
Total Retail Revenues (a)	326.2	—	652.8	497.3	756.0	447.6	446.3

Wholesale Revenues:
Generation Revenues (b)	—	—	74.5	93.6	—	12.5	53.2
Transmission Revenues (c)	73.6	206.6	20.9	6.2	14.8	13.5	29.5
Total Wholesale Revenues	73.6	206.6	95.4	99.8	14.8	26.0	82.7

Other Revenues from Contracts with Customers (d)	7.5	0.2	15.9	22.4	(29.9)	5.5	6.6

Total Revenues from Contracts with Customers	407.3	206.8	764.1	619.5	740.9	479.1	535.6

Other Revenues:
Alternative Revenues (e)	(1.0)	(12.4)	(1.2)	1.5	(36.9)	2.3	(0.3)
Other Revenues (f)	27.1	—	(0.9)	8.7	74.3	—	—
Total Other Revenues	26.1	(12.4)	(2.1)	10.2	37.4	2.3	(0.3)

Total Revenues	$433.4	$194.4	$762.0	$629.7	$778.3	$481.4	$535.3

(a)
2018 amounts have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail Revenues. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $30 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $146 million. The remaining affiliated amounts were immaterial.

(d)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $17 million primarily relating to the barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.

(e)	The alternative revenue for OPCo was primarily the $48 million reduction in revenue relating to the Ohio Tax Reform settlement.

(f)	Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,797.6	$1,609.1	$—	$—	$—	$—	$4,406.7
Commercial Revenues	1,641.2	889.4	—	—	—	—	2,530.6
Industrial Revenues	1,647.3	332.6	—	—	—	—	1,979.9
Other Retail Revenues	136.1	32.8	—	—	—	—	168.9
Total Retail Revenues	6,222.2	2,863.9	—	—	—	—	9,086.1

Wholesale and Competitive Retail Revenues:
Generation Revenues (a)	661.9	—	—	282.0	—	(105.5)	838.4
Transmission Revenues (b)	215.4	324.0	814.3	—	—	(603.6)	750.1
Marketing, Competitive Retail and Renewable Revenues	—	—	—	1,088.5	—	0.5	1,089.0
Total Wholesale and Competitive Retail Revenues	877.3	324.0	814.3	1,370.5	—	(708.6)	2,677.5

Other Revenues from Contracts with Customers (c)	128.8	127.6	12.6	4.5	80.4	(113.6)	240.3

Total Revenues from Contracts with Customers	7,228.3	3,315.5	826.9	1,375.0	80.4	(822.2)	12,003.9

Other Revenues:
Alternative Revenues (c)	(55.7)	21.5	(18.6)	—	—	(60.3)	(113.1)
Other Revenues (c)	—	117.3	—	53.2	(6.7)	(109.2)	54.6
Total Other Revenues	(55.7)	138.8	(18.6)	53.2	(6.7)	(169.5)	(58.5)

Total Revenues	$7,172.6	$3,454.3	$808.3	$1,428.2	$73.7	$(991.7)	$11,945.4

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $105 million. The remaining affiliated amounts were immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $596 million. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2018
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,906.9	$1,711.1	$—	$—	$—	$—	$4,618.0
Commercial Revenues	1,672.7	945.2	—	—	—	—	2,617.9
Industrial Revenues	1,676.1	381.5	—	—	—	—	2,057.6
Other Retail Revenues	139.4	31.8	—	—	—	—	171.2
Total Retail Revenues (a)	6,395.1	3,069.6	—	—	—	—	9,464.7

Wholesale and Competitive Retail Revenues:
Generation Revenues (b)	686.5	—	—	413.4	—	(155.2)	944.7
Transmission Revenues (c)	208.4	272.6	633.9	—	—	(520.7)	594.2
Marketing, Competitive Retail and Renewable Revenues	—	—	—	1,040.2	—	—	1,040.2
Total Wholesale and Competitive Retail Revenues	894.9	272.6	633.9	1,453.6	—	(675.9)	2,579.1

Other Revenues from Contracts with Customers (e)	121.8	165.1	11.1	15.0	64.8	1.8	379.6

Total Revenues from Contracts with Customers	7,411.8	3,507.3	645.0	1,468.6	64.8	(674.1)	12,423.4

Other Revenues:
Alternative Revenues (d)	(19.2)	(48.3)	(39.8)	—	—	—	(107.3)
Other Revenues (e)	1.1	51.9	—	18.8	6.7	—	78.5
Total Other Revenues	(18.1)	3.6	(39.8)	18.8	6.7	—	(28.8)

Total Revenues	$7,393.7	$3,510.9	$605.2	$1,487.4	$71.5	$(674.1)	$12,394.6

(a)
2018 amounts have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail Revenues. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $87 million. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $444 million. The remaining affiliated amounts were immaterial.

(d)	The alternative revenue for Transmission and Distribution Utilities was primarily the $48 million reduction in revenue relating to the Ohio Tax Reform settlement.

(e)	Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2019
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$454.9	$—	$944.7	$558.8	$1,155.5	$519.6	$503.7
Commercial Revenues	314.5	—	421.5	371.4	573.7	304.3	371.1
Industrial Revenues	98.8	—	444.3	411.9	233.9	238.1	257.2
Other Retail Revenues	22.7	—	56.5	5.4	9.8	63.1	6.7
Total Retail Revenues	890.9	—	1,867.0	1,347.5	1,972.9	1,125.1	1,138.7

Wholesale Revenues:
Generation Revenues (a)	—	—	200.1	327.4	—	35.5	152.7
Transmission Revenues (b)	282.0	775.3	77.6	18.8	42.0	21.9	78.0
Total Wholesale Revenues	282.0	775.3	277.7	346.2	42.0	57.4	230.7

Other Revenues from Contracts with Customers (c)	22.9	12.6	48.2	76.2	113.3	16.7	20.1

Total Revenues from Contracts with Customers	1,195.8	787.9	2,192.9	1,769.9	2,128.2	1,199.2	1,389.5

Other Revenues:
Alternative Revenues (d)	(0.4)	(17.8)	11.2	(1.4)	22.0	(25.3)	(47.4)
Other Revenues (d)	122.6	—	—	—	3.8	—	—
Total Other Revenues	122.2	(17.8)	11.2	(1.4)	25.8	(25.3)	(47.4)

Total Revenues	$1,318.0	$770.1	$2,204.1	$1,768.5	$2,154.0	$1,173.9	$1,342.1

(a)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $96 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts were immaterial.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $587 million. The remaining affiliated amounts were immaterial.

(c)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $57 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.

(d)	Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2018
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$453.6	$—	$1,017.3	$559.4	$1,258.4	$531.4	$512.4
Commercial Revenues	310.8	—	442.3	369.8	633.2	309.3	372.6
Industrial Revenues	94.8	—	457.3	428.0	287.4	228.7	254.0
Other Retail Revenues	21.7	—	57.6	5.4	9.8	65.2	6.4
Total Retail Revenues (a)	880.9	—	1,974.5	1,362.6	2,188.8	1,134.6	1,145.4

Wholesale Revenues:
Generation Revenues (b)	—	—	194.1	349.7	—	26.7	168.8
Transmission Revenues (c)	229.6	612.9	60.2	16.9	42.8	29.4	77.3
Total Wholesale Revenues	229.6	612.9	254.3	366.6	42.8	56.1	246.1

Other Revenues from Contracts with Customers (d)	21.8	8.7	42.2	71.0	51.3	14.6	18.0

Total Revenues from Contracts with Customers	1,132.3	621.6	2,271.0	1,800.2	2,282.9	1,205.3	1,409.5

Other Revenues:
Alternative Revenues (e)	(1.1)	(35.4)	(20.7)	(4.0)	(47.2)	11.2	2.3
Other Revenues (f)	62.1	—	(0.9)	—	82.3	—	—
Total Other Revenues	61.0	(35.4)	(21.6)	(4.0)	35.1	11.2	2.3

Total Revenues	$1,193.3	$586.2	$2,249.4	$1,796.2	$2,318.0	$1,216.5	$1,411.8

(a)
2018 amounts have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail Revenues. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

(b)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $100 million primarily relating to the PPA with Kingsport. The remaining affiliated amounts were immaterial.

(c)	Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $448 million. The remaining affiliated amounts were immaterial.

(d)
Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $57 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.

(e)	The alternative revenue for OPCo was primarily the $48 million reduction in revenue relating to the Ohio Tax Reform settlement.

(f)	Amounts include affiliated and nonaffiliated revenues.

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of September 30, 2019. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2019	2020-2021	2022-2023	After 2023	Total
	(in millions)
AEP	$252.7	$209.7	$160.9	$285.5	$908.8
AEP Texas	96.8	—	—	—	96.8
AEPTCo	225.8	—	—	—	225.8
APCo	36.4	32.5	25.5	11.6	106.0
I&M	7.2	8.9	8.8	4.4	29.3
OPCo	17.8	7.5	—	—	25.3
PSO	4.3	—	—	—	4.3
SWEPCo	9.8	—	—	—	9.8

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of September 30, 2019 and December 31, 2018.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of September 30, 2019 and December 31, 2018.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of September 30, 2019 and December 31, 2018. See “Securitized Accounts Receivable - AEP Credit” section of Note 13 for additional information related to AEP Credit’s securitized accounts receivable.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	September 30, 2019	December 31, 2018
	(in millions)
AEPTCo	$69.9	$58.6
APCo	41.4	52.5
I&M	28.0	35.3
OPCo	29.2	46.1
PSO	10.3	12.4
SWEPCo	17.8	16.3

CONTROLS AND PROCEDURES

During the third quarter of 2019, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2019, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

The only change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting, relates to the Registrants’ conversion of work management, asset management, and source to settle (procurement, supply chain, and accounts payable) business processes to a newly implemented third-party software solution. In connection with this conversion, management will continue to evaluate and monitor the Registrants’ internal controls over financial reporting to ensure controls remain effective. There were no other changes in the Registrants’ internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of risk factors.  As of September 30, 2019, there have been no material changes to the risk factors previously disclosed in the 2018 Annual Report on Form 10-K.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended September 30, 2019.

Item 5.  Other Information

None

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

AEPTCo‡ File No. 333-217143

*4.3
Company Order and Officer’s Certificate, between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, dated September 11, 2019, establishing the terms of the Series L Notes
Form 8-K Exhibit 4(a) dated September 9, 2019

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10.1	AEP System Incentive Compensation Deferral Plan Amended and Restated effective June 1, 2019	X
10.2	AEP Aircraft Timesharing Agreement dated October 1, 2019 between American Electric Power Service Corporation and Nicholas K. Akins	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  October 24, 2019